Form 10-K
period 1993-12-31
KAISER ALUMINUM CORP
filed 1994-03-31
CIK 811596

     =================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the fiscal year ended December 31, 1993
     Commission file number 1-9447

                           KAISER ALUMINUM CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware             94-3030279
          (State of Incorporation)   (I.R.S. Employer Identification No.)

             5847 SAN FELIPE, SUITE 2600, HOUSTON, TEXAS 77057-3010
               Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code:  (713) 267-3777

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                        on which registered
     ----------------------------                   ----------------------
     Common Stock, $.01 par value                   New York Stock Exchange

     $.65 Depositary shares, each                   New York Stock Exchange
     representing ownership of one-tenth
     of a share of Series A Mandatory
     Conversion Premium Dividend Preferred
     Stock

     Series A Mandatory Conversion Premium          None
     Dividend Preferred Stock, $.05 par value

     8.255% PRIDES, Convertible Preferred           New York Stock Exchange
     Stock, $.05 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _ X__ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     As of March 21, 1994, there were 58,095,599 shares of the common stock of the registrant outstanding. Based upon New York Stock Exchange closing prices on March 21, 1994, the aggregate market value of the registrant's common stock, $.65 depositary shares, and 8.255% PRIDES held by non-affiliates was $313.0 million.

     Certain portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1993, are incorporated by reference into Parts I, II, and IV of this Report on Form 10-K. Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.

     ======================================================================

                                NOTE

     Kaiser Aluminum Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 28 - 33 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:


                         Corporate Secretary
                         Kaiser Aluminum Corporation
                         5847 San Felipe, Suite 2600
                         Houston, Texas 77057-3010




                                       (i)

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     -------------------------------------------------------------------

                        T A B L E   O F   C O N T E N T S

                                                                       Page
                                                                       ----


     PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

        ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . .     1
        ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . .    14
        ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .    14
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS. . . . . . . . . . . . . . . . . .    18


     PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

        ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . .   19
        ITEM 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . .   19
        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF  OPERATIONS . . . . . . . .   19
        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . .   19
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . .  19

     PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .  19
        ITEM 11.  EXECUTIVE COMPENSATION
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT . . . . . . . . . . . . . . . . . . . . .  19
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .  19

     PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .20

     SCHEDULES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

     INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . .  28

     EXHIBIT 21. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34





                                       (ii)

             KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     PART I

     ITEM 1.   BUSINESS

     Industry Overview

     Primary aluminum is produced by the refining of bauxite (the major aluminum-bearing ore) into alumina (the intermediate material) and the reduction of alumina into primary aluminum. Approximately two pounds of bauxite are required to produce one pound of alumina, and approximately two pounds of alumina are required to produce one pound of primary aluminum. Aluminum's valuable physical properties include its light weight, corrosion resistance, thermal and electrical conductivity, and high tensile strength.

     Demand

     The packaging and transportation industries are the principal consumers of aluminum in the United States, Japan, and Western Europe. In the packaging industry, which accounted for approximately 22% of consumption in 1992, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. The aluminum packaging market in the United States, Japan, and Western Europe grew at a rate of approximately 4.0% per year during the period 1982-1992, and total United States aluminum beverage can shipments increased at a rate of approximately 2.5% in 1993, 1.5% in 1992, and 3.9% in 1991. Nearly all beer cans and approximately 95% of the soft drink cans manufactured for the United States market are made of aluminum. Despite the flat demand currently being experienced in the can stock market, growth in the packaging area is generally expected to continue in the 1990s due to general population increase and to further penetration of the beverage can market in Western Europe and Japan, where aluminum cans are a substantially lower percentage of the total beverage container market than in the United States.

     In the transportation industry, which accounted for approximately 28% of aluminum consumption in the United States, Japan, and Western Europe in 1992, automotive manufacturers use aluminum instead of steel or copper for an increasing number of components, including radiators, wheels, and engines, in order to meet more stringent environmental and fuel efficiency requirements through vehicle weight reduction. Management believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles. According to industry sources, aluminum content in United States automobiles nearly doubled in the last 15 years to an average of 191 pounds per vehicle and the amount of aluminum consumed in the manufacture of Japanese automobiles more than doubled from 1983 to 1990. Management believes that the use of aluminum in automobiles in the United States and Japan will approximately double between 1991 and 2006.

     Supply

     As of year-end 1993, Western world aluminum capacity from 109 smelting facilities was approximately 16.4 million tons* per year. Net exports of aluminum from the Commonwealth of Independent States (the "C.I.S.") increased substantially from 1990 levels during the period from 1991 through 1993 and have contributed to a significant increase in London Metal Exchange stocks of primary aluminum.


     ---------------------
     * All references to tons in this Report refer to metric tons of 2,204.6 pounds.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

     Based upon information currently available, Kaiser Aluminum
     Corporation (the "Company") believes that only moderate additions will be made during 1994-1995 to Western world alumina and primary aluminum production capacity; however, due to the decline of primary aluminum prices since January 1, 1991, and other factors, curtailments or permanent shutdowns have been announced, to management's knowledge, with respect to approximately three million tons of primary aluminum production capacity. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends." The increases in alumina capacity during 1994-1995 will come from incremental expansions of existing refineries and not from new plants, which generally require a four to five-year design, engineering, and construction period.


     Recent Industry Trends

     The aluminum industry has been cyclical and market prices of alumina and primary aluminum have been volatile from time to time. During 1989, tight supply conditions for alumina and strong demand for primary aluminum resulted in unusually high spot prices for alumina. During 1990, a moderate surplus of alumina supply developed due to new alumina production from two facilities restarted in prior years (including the Company's Alpart refinery) and increased production at other refineries. Furthermore, curtailments of primary aluminum production in response to declining ingot prices have increased the surplus of alumina supply. Since 1990, spot prices of alumina have declined substantially due to these factors and slow economic growth in major aluminum consuming countries. Contract prices for deliveries of alumina in 1993 were in a lower range than the ranges applicable during the past several years. As a result of these factors and the continuing expansion of existing alumina refineries during 1992-1993, the current surplus of alumina is expected to continue.

     During 1989 and 1990, primary aluminum smelters throughout the world operated at near capacity levels. This factor, combined with increased production from smelter capacity additions during 1989 and 1990, resulted in a reduction of the market price of primary aluminum from 1988 peak prices. Additions to smelter capacity in 1991, 1992, and 1993, continued high operating rates in the Western world, and slow economic growth in major aluminum consuming countries, as well as exports from the C.I.S. have contributed to an oversupply of primary aluminum and a significant increase in primary aluminum inventories in the world. If Western world production and exports from the C.I.S. continue at current levels, primary aluminum inventory levels are expected to increase further in 1994. The foregoing factors have contributed to a significant reduction in the market price of primary aluminum, and may continue to adversely affect the market price of primary aluminum in the future. The average price of primary aluminum was at historic lows in real terms for the year ended 1993. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends."

     Government officials from the European Union, the United States, Canada, Norway, Australia, and the Russian Federation met in a multilateral conference in January 1994 to discuss the current excess global supply of primary aluminum. All participants have ratified as a trade agreement the resulting Memorandum which provides, in part, for
     (i) a reduction in Russian Federation primary aluminum production by 300,000 tons per year within three months of the date of ratification of the Memorandum and an additional 200,000 tons within the following three months, (ii) improved availability of comprehensive data on Russian aluminum production, and (iii) certain assistance to the Russian aluminum industry. A Russian Federation Trade Ministry official has publicly stated that the output reduction would remain in effect for 18 months to two years, provided that other worldwide production cutbacks occur, existing trade restrictions on aluminum are eliminated, and no new trade restrictions on aluminum are imposed. The Memorandum does not require specific levels of production cutbacks by other producing nations. The Memorandum was finalized at a second meeting of the participants held at the end of February 1994.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

     The Company

     General

     The Company is a direct subsidiary of MAXXAM Inc. ("MAXXAM"). The Company, through its subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by KACC in its operations, KACC sells significant amounts of alumina and primary aluminum in the domestic and international markets. In 1993, KACC produced approximately 2,826,600 tons of alumina, of which approximately 71% was sold to third parties, and produced 436,200 tons of primary aluminum, of which approximately 56% was sold to third parties. KACC is also a major domestic supplier of fabricated aluminum products. In 1993, KACC shipped approximately 373,200 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic shipments in 1993. A majority of KACC's fabricated products are used by customers as components in the manufacture and assembly of finished end-use products.

     The following table sets forth total shipments and intracompany transfers of KACC's alumina, primary aluminum, and fabricated aluminum operations:

                                                 Year Ended December 31,
                                             ------------------------------
                                              1993        1992        1991
                                             ------      ------      ------
                                                 (in thousands of tons)
     ALUMINA:
      Shipments to Third Parties             1,997.5    2,001.3     1,945.9
      Intracompany Transfers                   807.5      878.2       884.2

     PRIMARY ALUMINUM:
      Shipments to Third Parties               242.5      355.4       340.6
      Intracompany Transfers                   233.6      224.4       199.6

     FABRICATED ALUMINUM PRODUCTS:
      Shipments to Third Parties               373.2      343.6       314.2

     Business Strategy

     KACC has made significant changes in the mix of products sold to customers by disposing of selected assets, restarting and increasing its percentage ownership interest in the Alumina Partners of Jamaica ("Alpart") alumina refinery, and increasing production of alumina at Gramercy, Louisiana, and Queensland Alumina Limited ("QAL") in Australia. The percentage of KACC's alumina production sold to third parties increased from approximately 35% in 1987 to approximately 71% in 1993, and the percentage of its primary aluminum production sold to third parties increased from approximately 20% in 1987 to approximately 56% in 1993.

     KACC has concentrated its fabricated products operations on the beverage container market (which historically has been recession-resistant); high value-added, heat-treated sheet and plate products for the aerospace industry; hubs, wheels and other products for the truck, trailer and shipping container industry; parts for air bag canisters and other automotive components; and distributor markets for a variety of semifabricated aluminum products. Since January 1,

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

     1989, KACC has constructed four new fabrication facilities and has modernized and expanded others, with the objective of reducing manufacturing costs and expanding sales in selected product markets in which KACC has production expertise, high-quality capability, and geographic and other competitive advantages.

     KACC has taken steps to control and reduce costs, improve the efficiency and increase the capacity of its alumina and primary aluminum production and fabricating operations, modernize its facilities, and streamline and decentralize its management structure to reduce corporate overhead and shift decision-making and accountability to its business units. In October 1993, KACC announced that it is restructuring its flat-rolled products operation at its Trentwood plant in Spokane, Washington, to reduce that facility's annual operating costs. This effort is in response to overcapacity in the aluminum rolling industry, flat demand in the U. S. can stock market, and declining demand for aluminum products sold to customers in the commercial aerospace industry, all of which have resulted in declining prices in Trentwood's key markets. The Trentwood restructuring is expected to result in annual cost savings of at least $50.0 million after it has been fully implemented (which is expected to occur by the end of 1995). See "- Production Operations - Fabricated Products - Flat-Rolled Products".

     Primary aluminum production at KACC's Mead and Tacoma smelters was curtailed in 1993 because of a power reduction imposed by the Bonneville Power Administration (the "BPA") which reduced the operating rates for those smelters. See "- Primary Aluminum Products." Furthermore, KACC announced on February 24, 1994, that it will curtail approximately 9.3% of its annual production capacity currently available from its primary aluminum smelters.

     KACC has also attempted to lessen its exposure to possible future declines in the market prices of alumina and primary aluminum by entering into fixed and variable rate power and fuel supply contracts, and a labor contract with the United Steelworkers of America (the "USWA") which provides for semi-variable compensation with respect to approximately 73% of KACC's domestic hourly work force. See
     "- Production Operations" and "- Employees."

     Sensitivity to Prices and Hedging Programs

     The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold by KACC. Through its variable cost structures, forward sales, and hedging programs, KACC has attempted to mitigate its exposure to possible further declines in the market prices of alumina and primary aluminum while retaining the ability to participate in favorable pricing environments that may materialize. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends - Sensitivity to Prices and Hedging Programs."

     Production Operations

     The Company's operations are conducted through KACC's decentralized business units which compete throughout the aluminum industry.

      o The Alumina Business Unit, which mines bauxite and obtains additional bauxite tonnage under long term contracts, produced approximately 8% of Western world alumina in 1993. During 1993, KACC utilized approximately 82% of its bauxite production at its alumina refineries and the remainder was either sold to third

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

              parties or tolled into alumina by a third party. In addition, during 1993 KACC utilized approximately 29% of its alumina for internal purposes and sold the remainder to third parties. KACC's share of total Western world alumina capacity was 8% in 1993.

      o The Primary Aluminum Products Business Unit operates two domestic smelters wholly owned by KACC and two foreign smelters in which KACC holds significant ownership interests. In 1993, KACC utilized approximately 44% of its primary aluminum for internal purposes and sold the remainder to third parties. KACC's share of total Western world primary aluminum capacity was 3% in 1993.

      o       Fabricated products are manufactured by three Business Units
              - Flat-Rolled Products, Extruded Products (including rod and bar), and Forgings - which manufacture a variety of fabricated products (including body, lid, and tab stock for beverage containers, sheet and plate products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, and other forgings and extruded products) and operate plants located in principal marketing areas of the United States and Canada. Substantially all of the primary aluminum utilized in KACC's fabricated products operations is obtained internally, with the balance of the metal utilized in its fabricated products operations obtained from scrap metal purchases. In 1993, KACC shipped approximately 373,200 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic fabricated shipments for such year.


     Alumina
     -------
     The following table lists KACC's bauxite mining and alumina refining facilities as of December 31, 1993:

                                                                Annual
                                                           Production        Total
                                                             Capacity       Annual
                                                Company   Available to   Production
     Activity           Facility   Location    Ownership   the Company    Capacity
     --------           --------   --------    ---------  ------------  ----------
                                                                 (tons)       (tons)

    Bauxite Mining      KJBC(1)    Jamaica           49%     4,500,000   4,500,000
                        Alpart(2)  Jamaica           65%     2,275,000   3,500,000
                                                             ---------   ---------
                                                             6,775,000   8,000,000
                                                             =========   =========

     Alumina Refining   Gramercy   Louisiana        100%     1,000,000   1,000,000
                        Alpart     Jamaica           65%       943,000   1,450,000
                        QAL        Australia       28.3%       934,000   3,300,000
                                                             ---------   ---------
                                                             2,877,000   5,750,000
                                                             =========   =========

     --------------------------
     (1) Although KACC owns 49% of Kaiser Jamaica Bauxite Company, it has the right to receive all of such entity's output.
     (2)  Alpart bauxite is refined into alumina at the Alpart refinery.

     Bauxite mined in Jamaica by Kaiser Jamaica Bauxite Company ("KJBC") is refined into alumina at KACC's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted KACC a mining lease

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)


     for the mining of bauxite sufficient to supply KACC's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties. KACC has entered into a series of medium-term contracts for the supply of natural gas to the Gramercy plant. The price of such gas varies based upon certain spot natural gas prices, with floor and ceiling prices applicable to approximately one-half of the delivered gas. KACC has, however, established a fixed price for a portion of the delivered gas through a hedging program.

     Alpart holds bauxite reserves and owns an alumina plant located in Jamaica. KACC has a 65% interest in Alpart and Hydro Aluminium a.s. ("Hydro") owns the remaining 35% interest. KACC has management responsibility for the facility on a fee basis. KACC and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. Alpart began a program of modernization and expansion of its facilities in 1991. As a part of that program, the capacity of the Alpart alumina refinery has been increased to 1,450,000 tons per year as of December 31, 1992. In 1981, the Government of Jamaica granted Alpart a mining lease covering bauxite reserves sufficient to operate the Alpart plant until December 31, 2019. In connection with the expansion program, the Alpart partners have entered into an agreement with the Government of Jamaica designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it has been expanded and as it may be expanded through the year 2024 (to a capacity of 2,000,000 tons per year).

     In mid-1990, Alpart entered into a five-year agreement for the supply of substantially all of its fuel oil, the refinery's primary energy source. In February 1992, the term of this agreement was extended to 1996 and the quantity of fuel oil to be supplied was increased. The price for 80% of the initial quantity remains fixed at a price which prevailed in the fourth quarter of 1989; the price for 80% of the increased quantity is fixed at a negotiated price; and the price for the balance of the initial and increased quantities was based upon certain spot fuel oil prices plus transportation costs. Alpart has purchased all of the quantities of fuel oil which could be purchased based upon certain spot fuel oil prices under both the initial and extended agreements.

     KACC holds a 28.3% interest in QAL, which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders pursuant to long-term tolling contracts. The stockholders, including KACC, purchase bauxite from another QAL stockholder pursuant to long-term supply contracts. KACC has contracted to take approximately 751,000 tons per year of capacity or pay standby charges. KACC is unconditionally obligated to pay amounts calculated to service its share ($73.6 million at December 31, 1993) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. QAL's annual production capacity is approximately 3,300,000 tons, of which approximately 934,000 tons are available to KACC.

     KACC's principal customers for bauxite and alumina consist of large and small domestic and international aluminum producers that purchase bauxite and reduction-grade alumina for use in their internal refining and smelting operations and trading intermediaries who resell raw materials to end-users. In 1993, KACC sold all of its bauxite to one customer, and sold alumina to 13 customers, the largest and top five of which accounted for approximately 22% and 79% of such sales, respectively. Among alumina producers, the Company believes KACC is now the world's second largest seller of alumina to third parties. KACC's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements pursuant to forward sales contracts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends - Sensitivity to Prices and Hedging Programs." Marketing and sales efforts are conducted by executives of the Alumina Business Unit and KACC.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

     Primary Aluminum Products
     -------------------------

     The following table lists KACC's primary aluminum smelting facilities as of December 31, 1993:

                                                    Annual      Total
                                                  Capacity      Annual        1993
                                     Company     Available       Rated   Operating
     Location           Facility   Ownership   the Company    Capacity        Rate
     --------           --------   ---------   -----------    --------   ---------
                                                    (tons)      (tons)
     Domestic
       Washington       Mead         100%         200,000      200,000        80%
       Washington       Tacoma       100%          73,000       73,000        77%
                                                  -------      -------
       Subtotal                                   273,000      273,000
                                                  -------      -------
     International
       Ghana            Valco         90%         180,000      200,000        88%
       Wales, United    Anglesey      49%          55,000      112,000       112%
                                                  -------      -------
       Subtotal                                   235,000      312,000
                                                  -------      -------
       Total                                      508,000      585,000
                                                  =======      =======

     KACC owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum, almost all of which is used at KACC's Trentwood fabricating facility and the balance of which is sold to third parties. The Tacoma plant uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies in recent years through retrofit technology, cost controls, and semi-variable wage and power contracts, leading to increases in production volume and enhancing their ability to compete with newer smelters. At the Mead plant, KACC has converted to welded anode assemblies to increase energy efficiency, reduced the number of anodes used in the smelting process, changed from pencil to liquid pitch to produce carbon anodes which achieved environmental and operating savings, and engaged in efforts to increase production through the use of improved, higher-efficiency reduction cells.

     Electrical power represents an important production cost for KACC at its Mead and Tacoma smelters. The electricity supply contracts between the BPA and KACC expire in 2001. The electricity contracts between the BPA and its direct service industry customers (which consist of 15 energy intensive companies, principally aluminum producers, including KACC) permit the BPA to interrupt up to 25% of the amount of power which it normally supplies to such customers.
     Both the Mead and Tacoma plants operated at approximately full rated capacity during 1991-1992, but operated at less than rated capacity throughout 1993. As a result of drought conditions, in January 1993 the BPA reduced the amount of power it normally supplies to its direct service industry customers. In response to such reduction, KACC removed three reduction potlines from production (two at the Mead smelter and one at the Tacoma smelter) and purchased substitute power in the first quarter of 1993 at increased costs. Despite the temporary availability of such power through July 1993, KACC operated its Mead and Tacoma smelters at the reduced operating rates introduced in January 1993, and operated its Trentwood fabrication facility without any curtailment of its production. The Company currently anticipates that in 1994, KACC will operate the Mead and Tacoma smelters at rates which do not exceed the current operating rates of 75% of full capacity for such smelters. The BPA has recently notified its direct service industry customers that it intends to restore full power through July 31, 1994.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)


     Through June 1996, KACC pays for power on a basis which varies, within certain limits, with the market price of primary aluminum, and thereafter KACC will pay for power at variable rates to be negotiated. During 1993, KACC paid for power under its power supply contract with the BPA at the floor rate. Effective October 1, 1993, an increase in the base rate the BPA charges to its direct service industry customers for electricity was adopted which will increase KACC's production costs at the Mead and Tacoma smelters by approximately $15.0 million per year (approximately $9.1 million per year based on KACC's current operating rate of approximately 75% of full capacity). The rate increase generally is expected to remain in effect for two years. In the event that the BPA's revenues fall below certain levels prior to April 1994, the BPA may impose up to a 10% surcharge on the base rate it charges to its direct service industry customers, effective during the period from October 1994 through October 1995 (which would increase KACC's production costs at the Mead and Tacoma smelters by approximately $9.1 million per year based on KACC's current operating rate of approximately 75% of full capacity). In addition, in order to comply with certain federal laws and regulations applicable to endangered fish species, the BPA may be required in the future to reduce its power generation and to purchase substitute power (at greater expense) from other sources.

     KACC manages, and holds a 90% interest in, the Volta Aluminum Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by KACC and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants in amounts intended to pay not less than all of Valco's operating and financing costs. KACC's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 1997, subject to Valco's right to extend the agreement for 20 years. The agreement indexes the price of two-thirds of the contract quantity to the market price of primary aluminum and fixes the price for the remainder. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The Valco smelter restarted production early in 1985 after being closed for more than two years due to lack of rainfall and the resultant hydroelectricity shortage. The Company believes that there has been sufficient rainfall and water storage such that an adequate supply of electricity for the Valco plant at its current operating rate is probable for at least one year.

     KACC has a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. KACC supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. KACC sells its share of Anglesey's output to third parties. Power for the Anglesey aluminum smelter is supplied under an agreement which expires in 2001.

     KACC has developed and installed proprietary retrofit technology in all of its smelters. This technology -- which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved "feed" systems that add alumina to the cells, and a computerized system that controls energy flow in the cells -- enhances KACC's ability to compete more effectively with the industry's newer smelters. KACC is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ KACC's technical and managerial knowledge. Pursuant to various arrangements, KACC's technology has been installed in aluminum smelters located in West Virginia, Ohio, Missouri, Kentucky, Sweden, Germany, India, Australia, New Zealand, Ghana, the C.I.S., and the United Kingdom. See "-- Research and Development."

     KACC's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1993, KACC sold the approximately 56% of its primary aluminum production not utilized for internal purposes to approximately 50 customers, the largest and top five of which accounted for approximately 44% and 64% of such sales, respectively. Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in

               KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

     Pleasanton, California, and by senior executives of KACC who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

     Fabricated Products
     -------------------

     KACC manufactures and markets fabricated aluminum products for the packaging, transportation, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers, both domestic and foreign. In 1993, seven domestic beverage container manufacturers constituted the leading customers for KACC's fabricated products and accounted for approximately 19% of the Company's sales revenue.

     KACC's fabricated products compete with those of numerous domestic and foreign producers and with products made with steel, copper, glass, plastic, and other materials. Product quality, price, and availability are the principal competitive factors in the market for fabricated aluminum products. KACC has refocused its fabricated products operations to concentrate on selected products in which KACC has production expertise, high quality capability, and geographic and other competitive advantages.

     Flat-Rolled Products - The Flat-Rolled Products Business Unit, the largest of KACC's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. The Trentwood facility is KACC's largest fabricating plant and accounted for substantially more than one-half of KACC's 1993 fabricated products shipments. The business unit supplies the beverage container market (producing body, lid, and tab stock), the aerospace market, and the tooling plate, heat-treated alloy and common alloy coil markets, both directly and through distributors. KACC announced in October 1993 that it is restructuring its flat-rolled products operation at its Trentwood plant to reduce that facility's annual operating costs. This effort is in response to overcapacity in the aluminum rolling industry, flat demand in the U.S. can stock market, and declining demand for aluminum products sold to customers in the commercial aerospace industry, all of which have resulted in declining prices in Trentwood's key markets. The Trentwood restructuring is expected to result in annual cost savings of at least $50.0 million after it has been fully implemented (which is expected to occur by the end of 1995). In connection with the restructuring, Trentwood completed an organizational streamlining that included a reduction of approximately 80 salaried employees. In addition, KACC has reached an agreement with the USWA that will reduce the total number of hourly employees at Trentwood by approximately 300 employees, or about 25%, by the end of 1995. The agreement with the USWA also includes a commitment by KACC to spend up to $50.0 million of capital at Trentwood over three years, provided that goals on cost reduction and profitability are met or exceeded.

     KACC's flat-rolled products are sold primarily to beverage container manufacturers located in the western United States where KACC has a transportation advantage. Quality of products for the beverage container industry, timeliness of delivery, and price are the primary bases on which KACC competes. The Company believes that KACC's capital improvements at Trentwood have enhanced the quality of KACC's products for the beverage container industry and the capacity and efficiency of KACC's manufacturing operations. The Company believes that KACC is one of the highest quality producers of aluminum beverage can stock in the world.

     In 1993, the Flat-Rolled Products Business Unit had 22 foreign and domestic can stock customers, the majority of which were beverage can manufacturers (including seven of the eight major domestic beverage can manufacturers) and the balance of which were brewers. The largest and top five of such customers accounted for approximately 25% and 56%, respectively, of the business unit's sales revenue. In 1993, the business unit shipped products to over 200 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell

               KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

     to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 10% of the business unit's sales revenue. The marketing staff for the Flat-Rolled Products Business Unit is headquartered in Pleasanton, California, and is also located at the Trentwood facility. Sales are made directly to customers (including distributors) from ten sales offices located throughout the United States. International customers are served by a sales office in the Netherlands and by independent sales agents in Asia and Latin America. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends - Sensitivity to Prices and Hedging Programs - Aluminum Processing" for a discussion of demand for fabricated products in the aerospace market.

     Extruded Products - The Extruded Products Business Unit is headquartered in Dallas, Texas, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; and rod and bar facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. The Extruded Products Business Unit's major markets are in the transportation industry, to which it provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and distribution, durable goods, defense, building and construction, ordnance, and electrical markets. In 1993, the Extruded Products Business Unit had over 900 customers for its products, the largest and top five of which accounted for approximately 6% and 19%, respectively, of its sales revenue. Sales are made directly from plants as well as marketing locations across the United States.

     Forgings - The Forgings Business Unit operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; and a machine shop at Greenwood, South Carolina. The Forgings Business Unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle, and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well suited for automotive applications. The Forgings Business Unit entered the castings business by purchasing the assets of Winters Industries, which supplies cast aluminum engine manifolds to the automobile, truck, and marine markets. The casting production facilities include two foundries and a machining facility in Ohio. KACC has recently implemented a plan to discontinue its castings operations at these facilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations - Aluminum Processing." In 1993, the Forgings Business Unit had over 500 customers for its products, the largest and top five of which accounted for approximately 20% and 57%, respectively, of the Forgings Business Unit's sales revenue. The Forgings Business Unit's headquarters is located in Erie, Pennsylvania, and additional sales, marketing, and engineering groups are located in the midwestern and western United States.

     Competition

     Aluminum products compete in many markets with steel, copper, glass, plastic, and numerous other materials. Within the aluminum business, KACC competes with both domestic and foreign producers of bauxite, alumina, and primary aluminum, and with domestic and foreign fabricators. KACC's principal competitors in the sale of alumina include Alcoa of Australia Ltd., Billiton International Metals B.V., Clarendon Ltd., and Pechiney S.A. In addition to the foregoing, KACC competes with most aluminum producers in the production of primary aluminum. Many of KACC's competitors have greater financial resources than KACC. In addition, the C.I.S. has been supplying large quantities of primary aluminum to the Western world.

               KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

     Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality, and availability. The Company believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of KACC's customers, including intermediaries, would not have a material adverse effect on the Company's business or operations.

     KACC also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price, and service, including delivery performance. KACC concentrates its fabricating operations on selected products in which KACC has production expertise, high quality capability, and geographic and other competitive advantages.

     Research and Development

     KACC conducts research and development activities principally at three facilities dedicated to that purpose - the Center for Technology ("CFT") in Pleasanton, California; the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington; and the Alumina Development Laboratory ("ADL") at the Gramercy, Louisiana refinery. Net expenditures for Company-sponsored research and development activities were $18.5 million in 1993, $13.5 million in 1992, and $11.4 million in 1991. KACC's research staff totaled 160 at December 31, 1993. KACC estimates that research and development net expenditures will be in the range of approximately $17
     - $19 million in 1994.

     CFT concentrates its research and development efforts on flat-rolled products while providing specialized services to KACC's other business units. Its activities include development of can stock products and aircraft sheet and plate products, and process improvements directed at efficiency and quality. In can stock, CFT works to optimize the product's metallurgy, surface characteristics, coatings, and lubrication. CFT also offers research and development, technical services, and selected proprietary technology for license or sale to third parties. CFT provided technology and technical assistance to Samyang Metal Co. Ltd. in building an aluminum rolling mill in Yongju, Korea. CFT also is engaged in cooperative research and development projects with Furukawa Electric Co., Ltd., Pechiney Rhenalu, and Kawasaki Steel Corporation of Japan, with respect to the ground transportation market.

     DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. DTC supports KACC's primary aluminum smelters, concentrating on the development of cost-effective technical innovations and equipment and process improvements. Energy savings of approximately 10% have been achieved at smelters utilizing proprietary DTC developed technologies (which are employed in both retrofit and new construction applications), such as improved cathode and anode design and insulation, modified electrolyte chemistry, distributive microprocessor control, and modified cell magnetics. Other proprietary DTC retrofit technologies, such as redesigned reduction cells, have helped KACC's older smelters achieve competitiveness with more recently constructed facilities. KACC is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide. Pursuant to various arrangements, KACC's technology has been installed in aluminum smelters located in West Virginia, Ohio, Missouri, Kentucky, Sweden, Germany, India, Australia, New Zealand, Ghana, and the United Kingdom.

     KACC has entered into agreements with respect to the Krasnoyarsk smelter located in Russia pursuant to which KACC has licensed certain of its technology for use in such facility and agreed to provide purchasing services in obtaining western-sourced technology and equipment to be used in such facility. These agreements were entered into in November 1990, and the services under them are expected to be completed in 1994. In addition, KACC has entered into

               KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

     agreements with respect to the Nadvoitsy smelter located in Russia and the Korba smelter of the Bharat Aluminum Co. Ltd., located in India, pursuant to which KACC has licensed certain of its technology for use in such facilities. The agreements relating to the Nadvoitsy and Korba smelters were entered into in 1993, and the services under such agreements are expected to be completed in 1995 and 1994, respectively.

     ADL has developed technologies which have improved alumina refinery efficiency. These include a high capacity thickener process used in the separation of alumina from bauxite slurry, plant conversion designs that enable alumina refineries to convert from the production of fine alumina to the preferred coarser "sandy" alumina, technology that enables refineries to process different qualities of bauxite, and computer-aided instrumentation systems to improve process efficiencies and energy use in alumina refineries. KACC is actively pursuing the licensing of alumina refinery technology worldwide. KACC's technology is in use in alumina refineries in the Americas, Australia, India, and Europe.

     KACC's technology sales and revenue from technical assistance to third parties were $12.8 million in 1993, $14.1 million in 1992, and $10.9 million in 1991.

     Employees

     During 1993, KACC employed an average of approximately 10,220 persons, compared with an average of approximately 10,130 employees in 1992, and approximately 9,970 employees in 1991. At December 31, 1993, KACC's work force was approximately 10,029, including a domestic work force of approximately 5,930, of whom approximately 4,150 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 73% of such employees are covered by a master agreement (the "Labor Contract") with the USWA which expires on October 31,
     1994. The Labor Contract covers KACC's plants in Spokane (Trentwood), Mead, and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio.

     The Labor Contract provides for floor level wages at all covered plants. In addition, for workers covered by the Labor Contract at the Mead and Newark plants, for any quarterly period when the average Midwest U.S. transaction price of primary aluminum is $.54 per pound or above, a bonus payment is made. The amount of the quarterly bonus payment changes incrementally with each full cent change in the price of primary aluminum between $.54 per pound and $.61 per pound, remains constant when the price is $.61 or more per pound but is below $.74 per pound, changes incrementally again with each full cent change in the price between $.74 per pound and $.81 per pound, and remains at the ceiling when the price is $.81 per pound or more. Workers covered by the Labor Contract at the Trentwood, Tacoma, and Gramercy plants may receive quarterly bonus payments based on various indices of productivity, efficiency, and other aspects of specific plant performance, as well as, in certain cases, the price of alumina or primary aluminum. The particular quarterly bonus variable compensation formula currently applicable at each plant will remain applicable for the remainder of the contract term.

     Pursuant to the Labor Contract, base wage rates were raised $.50 per hour in 1990 and were raised an additional $.50 per hour effective November 1, 1993. Each of the employees covered by the Labor Contract has received $2,000 in lump-sum signing and special bonuses. In addition, in the first quarter of 1991 KACC acquired up to $4,000 of preference stock held in the stock bonus plan for the benefit of approximately 80% of the employees covered by the Labor Contract

               KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

     and in February 1994 acquired an additional $2,000 of such preference stock held in the stock bonus plan for the benefit of substantially the same employees. In the first quarter of 1991, KACC acquired up to $4,000 of preference stock which had been held for the benefit of each of certain salaried employees, and in February 1994 acquired an additional $2,000 of such preference stock held in the stock bonus plan for the benefit of substantially the same employees. The February 1994 acquisitions of preference stock were in the aggregate amount of $5.4 million. The Company considers KACC's employee relations to be satisfactory.

     Environmental Matters

     The Company and KACC are subject to a wide variety of international, state, and local environmental laws and regulations ("Environmental Laws") which continue to be adopted and amended. The Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation, and disposal of solid and hazardous waste; the release of hazardous or toxic substances, pollutants and contaminants into the environment; and, in certain instances, the environmental condition of industrial property prior to transfer or sale. In addition, the Company and KACC are subject to various federal, state, and local workplace health and safety laws and regulations ("Health Laws").

     From time to time, KACC is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by KACC. See "LEGAL PROCEEDINGS." KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA").
     KACC, along with several other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources.

     KACC's Mead, Washington facility has been listed on the National Priorities List under CERCLA. In addition, in connection with certain of its asset sales, KACC has indemnified the purchasers of assets with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities. While the ultimate extent of KACC's liability for pending or potential fines, penalties, remedial costs, claims, and litigation relating to environmental and health and safety matters cannot be determined at this time and, in light of evolving case law relating to insurance coverage for environmental claims, management is unable to determine definitively the extent of such coverage, management currently believes that the resolution of these matters (even without giving effect to potential insurance recovery) should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Environmental capital spending was $12.6 million in 1993, $13.1 million in 1992, and $11.2 million in 1991. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $22.4 million in 1993, $21.6 million in 1992, and $17.8 million in 1991. Legislative, regulatory, and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1994-1995 period, environmental capital spending will be within the range of approximately $7.0 - $20.0 million per year, and operating costs for pollution control will be within the range of $20.0 - $22.0 million per year. These expenditures will be made to assure compliance with applicable Environmental Laws and are expected to include, among other things, additional "red mud" disposal facilities and improved levees at the Gramercy, Louisiana refinery (which are being financed by the industrial revenue bonds); bath crushing improvements, baking furnace modernization, and

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 1.   BUSINESS (continued)

     improved calcining controls at the Mead, Washington facility; new and continuing environmental projects at the Trentwood, Washington facility; and environmental projects required under the Clean Air Act Amendments of 1990. In addition, $7.2 million in cash expenditures in 1993, $9.6 million in 1992, and $14.0 million in 1991 were charged to previously established reserves relating to environmental cost. Approximately $7.0 million is expected to be charged to such reserves in 1994.

     Note 10 of the Notes to Consolidated Financial Statements contained in the Company's 1993 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.


     ITEM 2.   PROPERTIES

     The locations and general character of the principal plants, mines, and other materially important physical properties relating to KACC's operations are described in "ITEM 1. BUSINESS," and those descriptions are incorporated herein by reference. KACC owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although KACC's domestic aluminum smelters and alumina facility were initially designed early in KACC's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The Company believes that KACC's domestic plants are cost competitive on an international basis. Due to KACC's variable cost structure, the plants' operating costs are relatively lower in periods of low primary aluminum prices and relatively higher in periods of high primary aluminum prices.

     The Company's obligations under the Credit Agreement entered into on February 17, 1994, which replaced the Company's prior credit agreement, are secured by, among other things, mortgages on KACC's
     major domestic plants (other than the Gramercy alumina plant).   See
     "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition and Capital Spending."


     ITEM 3.   LEGAL PROCEEDINGS

     Aberdeen Pesticide Dumps Site Matter

     The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina. These sites (collectively, the "Sites") include the Farm Chemicals Site, Twin Sites, Fairway Six Site, McIver Dump Site and the Route 211 Site. The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid 1930s through the late 1980s.

     The United States originally filed a cost recovery complaint (as amended, the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No. C-89-23 1 -R, against five defendants on March 31, 1989, and subsequently amended its complaint to add another ten defendants on February 6, 1991, and another four defendants on August 1, 1991. Neither the Company nor KACC were defendants named in the Complaint. The Complaint seeks reimbursement for past and future response costs and a determination of liability of the defendants

               KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 3.   LEGAL PROCEEDINGS (continued)

     under Section 107 of CERCLA. On or about October 2, 1991, KACC, along with approximately 17 other parties, was served with third party complaints from four of the defendants named in the Complaint (the "Third Party Plaintiffs") alleging claims arising under various theories of contribution and indemnity. On October 22, 1992, the United States filed a motion for leave to file an amended complaint naming KACC as a first party defendant in its cost recovery action. On February 16, 1993, the court granted that motion.

     The EPA has performed a Remedial Investigation/Feasibility Study and issued a Record of Decision ("ROD") dated September 30, 1991, for the Sites. The major remedy selected for the five Sites in the ROD consisted of excavation of contaminated soil treatment of the contaminated soil at a single location utilizing thermal treatment and placement of the treated material back into the areas of excavation. The estimated cost of such remedy for the five Sites is approximately $32 million. Other possible remedies described in the ROD included on-site incineration and on-site ash disposal at an estimated cost of approximately $53 million, and off-site incineration and disposal at an estimated cost of approximately $222 million. The Company understands that the EPA is also investigating contamination of groundwater at the Sites. The EPA has stated that it has incurred past costs at the Sites in the range of $7.5 - $8 million as of February 9, 1993, and alleges that response costs will continue to be incurred in the future.

     On May 20, 1993, the EPA issued three unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including KACC, to perform the remedial design and remedial action described in the ROD for the Farm Chemicals Site (EPA Docket No. 93-13-C), Twin Sites (EPA Docket No. 93-14-C) and Fairway Six Site (EPA Docket No. 93-15-C). The estimated cost as set forth in the ROD for the remedial action at the three Sites is approximately $27 million. In addition to KACC, respondents named in the Administrative Orders for all three Sites include J.M. Taylor, Grower Service Corporation, E.I. DuPont de Nemours & Co., Olin Corporation, UCI Holdings, Inc., PPG Industries, Inc., and Union Carbide Corporation. Ciba-Geigy Corporation, Hercules, Inc., Mobil Oil Corporation, Shell Oil Company, The Boots Company (USA), Inc., Nor-Am Chemical Co., George D. Anderson, Farm Chemicals, Inc., Partners In The Pits, Ltd., Dan F. Maples, Pits Management Corp., Maples Golf Construction, Inc., Yadco of Pinehurst, Inc. and Robert Trent Jones are named as respondents for one or two of the Sites.

     KACC has entered into an Agreement in Principle with certain of the respondents to participate jointly in responding to the Administrative Orders, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court. A definitive PRP Participation Agreement is currently awaiting execution by the group. By letter dated July 6, 1993, KACC has notified the EPA of its ongoing participation with such group of respondents which, as a group, are intending to comply with the Administrative Orders to the extent consistent with applicable law.

     By letters dated December 30, 1993, the EPA notified KACC of its potential liability for, and requested that KACC, along with certain other companies, undertake or agree to finance, groundwater remediation at certain of the Sites. With respect to the Farm Chemicals and Twin Sites, in addition to KACC, the EPA issued such letters to J.M. Taylor, Grower Services Corporation, Farm Chemicals, Inc., E.I. DuPont de Nemours and Company, Olin Corporation, UCI Holdings, Inc., Union Carbide Corporation, Miles, Inc., Mobil Oil Corporation, Shell Oil Company, Hercules, Inc., The Boots Company
     (USA), Inc., Nor-Am Chemical Company, and Ciba-Geigy Corporation. With respect to the Fairway Six Site, in addition to KACC, the EPA issued such letters to J.M. Taylor, G.D. Anderson, Grower Service Corporation, Partners in Pits, Dan Maples, Pits Management Corporation, Maples Golf Construction, Inc., Yadco of Pinehurst Inc., Robert Trent Jones, E.I. DuPont de Nemours and Company, Olin Corporation, UCI Holdings, Inc., Union Carbide Corporation, Miles, Inc., Ciba-Geigy Corporation, and Hercules, Inc. The ROD-selected remedy for the groundwater remediation selected by the EPA includes extraction, on site treatment by coagulation, flocculation,

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 3.   LEGAL PROCEEDINGS (continued)

     precipitation, air stripping, GAC absorption, and discharge on site for the Farm Chemicals/Twin Sites and extraction, on-site treatment by GAC absorption and discharge on-site for the Fairway Six Site. The EPA has estimated the total present worth cost, including 30 years of operation and maintenance, at $11,849,757. KACC, along with other notified parties, plans to meet with representatives of the EPA to discuss whether an agreement to perform this remediation is possible.

     Based upon the information presently available to it, the Company is unable to determine whether KACC has any liability with respect to any of the Sites or, if there is any liability, the amount thereof. Two government witnesses have testified that KACC acquired pesticide products from the operator of the formulation site over a two to three year period. KACC has been unable to confirm the accuracy of this testimony.

     United States of America v. Kaiser Aluminum & Chemical Corporation

     On February 8, 1989, a civil action was filed by the United States Department of Justice at the request of the EPA against KACC in the United States District Court for the Eastern District of Washington, Case No. C-89-106-CLQ. The complaint alleged that emissions from certain stacks at KACC's Trentwood facility in Spokane, Washington intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. The complaint sought injunctive relief, including an order that KACC take all necessary action to achieve compliance with the Washington SIP opacity limit and the assessment of civil penalties of not more than $25,000 per day.

     In the course of the litigation, questions arose as to whether the observers who recorded the alleged exceedances were qualified under the Washington SIP to read opacity. In July 1990, KACC and the Department of Justice agreed to a voluntary dismissal of the action. At that time, however, the EPA had arranged for increased surveillance of the Trentwood facility by consultants and the EPA's personnel. From May 1990 through May 1991, these observers recorded approximately 130 alleged exceedances of the SIP opacity rule. Justice Department representatives have stated their intent to file a second lawsuit against KACC based on the opacity observations recorded during that period.

     The second lawsuit has not yet been filed. Instead, KACC has entered into negotiations with the EPA to resolve the claims against KACC through a consent decree. Although the EPA and KACC have made substantial progress in negotiating the terms of the consent decree, key issues remain to be resolved. Anticipated elements of any settlement would include a commitment by KACC to improve the emission control equipment at the Trentwood facility and a civil penalty assessment against KACC, in an amount to be determined.

     At this time, the Company cannot predict the likelihood that the EPA and KACC will reach an agreement upon the terms of a consent decree. In the event that the negotiations are not successful the matter likely would be resolved in federal court.

     Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son, Inc.

     On January 7, 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against the United States of America, the United States Maritime Administration and Santa Fe Land Corporation (now known as Catellus Development Corporation ("Catellus")) (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris, and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California (the "Property") formerly owned by Catellus and leased to (i) KACC for the purpose of

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 3.   LEGAL PROCEEDINGS (continued)

     shipbuilding activities conducted by KACC on behalf of the United States during World War II, and (ii) subsequent tenants thereafter. Plaintiffs allege, among other things, that (i) the Defendants are jointly and severally liable for response costs and natural resources damages under CERCLA, (ii) Defendant United States of America is liable on grounds of negligence for damages under the Federal Tort Claims Act, and (iii) Defendant Catellus is strictly liable on grounds of negligence for such discharge, deposit, disposal or release. Certain of the Plaintiffs have alleged that they had incurred or expect to incur costs and damages in the amount of approximately $49 million, in the aggregate.

     On or about September 23, 1992, the Plaintiffs filed a Third Amended Complaint, alleging, among other things, that (i) the Defendants are jointly and severally liable for response costs, declaratory relief, and natural resources damages under CERCLA; (ii) Defendant United States of America is liable on grounds of negligence, continuing trespass, and continuing nuisance for damages under the Federal Tort Claims Act; (iii) Defendant Catellus is strictly liable on grounds of continuing nuisance, continuing trespass, and negligence for such discharge, deposit, disposal or release; (iv) Catellus is liable to indemnify Plaintiffs; and (v) Catellus is liable for fraudulent concealment of the alleged contamination.

     On February 20, 1991, Catellus filed a third party complaint (the "Third Party Complaint") against KACC and James L. Ferry & Son, Inc. ("Ferry") in the United States District Court for the Northern District of California, Case No. C-89-2935 DLJ. The Third Party Complaint was served on KACC as of April 12, 1991. The Third Party Complaint alleges that, if the allegations of the Plaintiffs are true, then KACC and Ferry (which is alleged to have performed certain excavation activities on the Property and, as a result thereof, to have released contaminants on the Property and to have arranged for the transportation, treatment, and disposal of such contaminants) are liable for Catellus' response costs and damages under CERCLA and damages under other theories of negligence and nuisance and, in the case of KACC, waste. Catellus seeks (i) contribution from KACC and Ferry, jointly and severally, for its costs and damages pursuant to CERCLA; (ii) indemnity from KACC and Ferry for any liability or judgment imposed upon it; (iii) indemnity from KACC and Ferry for reasonable attorneys fees and costs incurred by it; (iv) damages for the injury to its interest in the Property; and (v) treble damages from KACC pursuant to California Code of Civil Procedure Section 732. On June 4, 1991, Catellus served on KACC a first amended third party complaint which alleges, in addition to the allegations of the Third Party Complaint, that KACC and/or a predecessor in interest to KACC is also liable for Catellus' damages, if any, on the basis of alleged contractual indemnities contained in certain former leases of the Property.

     The Third Party Complaint was amended on or about October 26, 1992. The amended Third Party Complaint alleges that, if the allegations of the Plaintiffs are true, then KACC and Ferry are liable for (i) Catellus' response costs and natural resources damage under CERCLA;
     (ii) damages under theories of negligence, trespass and nuisance;
     (iii) indemnity (equitable and contractual); and (iv) attorneys fees under California Code of Civil Procedure Section 1021.6.

     By letter dated October 26, 1992, counsel for certain underwriters at Lloyd's London and certain London Market insurance companies ("London Insurers") advised that the London Insurers agreed to reimburse KACC for defense expenses in the third party action filed by Catellus, subject to a full reservation of rights.

     The Plaintiffs filed a motion for leave to file a Third Amended Complaint which would have added KACC as a first party defendant. This motion was denied. On October 26, 1992, the Plaintiffs served a separate Complaint against KACC for damages and declaratory relief. The claims asserted by the Plaintiffs are for (i) recovery of costs, natural resources damages, and declaratory relief under CERCLA; (ii) damages for injury to the Property arising from negligence,

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 3.   LEGAL PROCEEDINGS (continued)

     (iii) damages under a theory of strict liability; (iv) continuing nuisance and continuing trespass; (v) equitable indemnity; (vi) response costs incurred by the Richmond Redevelopment Agency under California Health & Safety Code Section 33459.4; and (vii) declaratory relief on the state claims. This matter has been tendered to the London Insurers.

     Picketville Road Landfill Matter

     On July 1, 1991, the EPA served on KACC and 13 other PRPs a Unilateral Administrative Order For Remedial Design and Remedial Action (the "Order") at the Picketville Road Landfill site in Jacksonville, Florida. The EPA seeks remedial design and remedial action pursuant to CERCLA from some, but apparently not all, PRPs based upon a Record of Decision outlining remedial cleanup measures to be undertaken at the site adopted by the EPA on September 28, 1990. The site was operated as a municipal and industrial waste landfill from 1968 to 1977 by the City of Jacksonville. KACC was first notified by the EPA on January 17, 1991, that wastes from one of KACC's plants may have been transported to and deposited in the site. In its Record of Decision, the EPA estimated that the total capital, operations, and maintenance costs of its elected remedy for the site would be approximately $9.9 million. In addition, the EPA has reserved the right to seek recovery of its costs incurred relating to the Order, including, but not limited to, reimbursement of the EPA's cost of response. Through negotiations with the EPA and other PRPs, KACC has reached an agreement with such PRPs under which KACC will fund $146,700 of the cost of the remedial action (unless remedial costs exceed $19 million in which event the settlement agreement will be re-opened). The implementation of the foregoing agreement is subject to continuing discussions among the EPA, the other PRPs, and KACC.

     Asbestos-related Litigation

     KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. The number of such lawsuits instituted against KACC increased substantially in 1993 and management believes the number of such lawsuits will continue to increase at a greater annualized rate than in prior years. For additional information see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition and Capital Spending - Asbestos Contingencies."

     Various other lawsuits and claims are pending against KACC.
     Management believes that resolution of the lawsuits and claims made against KACC, including matters discussed above, will not have a material adverse effect on the Company's consolidated financial position or results of operations.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1993.


     PART II


     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

     From January 1, 1991, through July 17, 1991, there was no established public trading market for the Company's common stock, which was indirectly owned 100% by MAXXAM. On July 18, 1991, the Company issued 7,250,000 shares of common stock, and since that time the Company's common stock has been traded on the New York Stock Exchange. The number of record holders of the Company's common stock at March 21, 1994 was 117. The stock

     KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS (continued)

     symbol is KLU.  Page 62 of the Annual Report, and the information in
     Note 9 of the Note to Consolidated Financial Statements under the heading "Dividends on Common Stock" at page 54 of the Annual Report, are incorporated herein by reference. The Company has paid a $.05 per share common stock dividend each quarter since its initial public offering of the stock in July 1991, through the fourth quarter of 1992. The
     Company does not expect to declare a common stock dividend until aluminum prices strengthen.

     The Indentures and the 1994 Credit Agreement (Exhibits 4.1 through 4.4 to this Report) contain restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock and restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.4 to this Report; Note 6 of the Notes to Consolidated Financial Statements at pages 39-42 of the Annual Report; and the information under the heading "Financial Condition and Capital Spending - Capital Structure" at pages 23-25 of the Annual Report, are incorporated herein by reference.


     ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the Company is incorporated herein by reference to the table at page 3 of this Report; to the table at page 20 of the Annual Report; in the discussion under the heading "Results of Operations" at page 21 of the Annual Report; to Note 1 of the Notes to Consolidated Financial Statements at pages 35-37 of the Annual Report; and to pages 60-61 of the Annual Report.


     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 20-30 of the Annual Report are incorporated herein by reference.


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 31-59 and page 62 of the Annual Report, Schedules II, V,
     VI, IX, and X to this Report, and the Report of Independent Public Accountants with respect to such Schedules, are incorporated herein by reference.


     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


     PART III

     Information required under Part III (Items 10, 11, 12, and 13) has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
     ----------------------------------------------------------------------

     PART IV

     Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

     (a)   Index to Financial Statements and Schedules

           1. Financial Statements
              --------------------
              The Consolidated Financial Statements of the Company, the Notes to Consolidated Financial Statements, the Report of Independent Public Accountants, and Quarterly Financial Data are included on pages 31-59 and 62 of the Annual Report.

           2. Financial Statement Schedule                              Page
              -----------------------------                             ----
              Report of Independent Public Accountants . . . . . . . .    21

              Schedule II  -  Amounts Receivable from Related
                              Parties and Underwriters,
                              Promoters, and Employees Other
                              Than Related Parties . . . . . . . . . .    22

              Schedule V    -  Consolidated Property, Plant, and
                               Equipment . . . . . . . . . . . . . . .    23

              Schedule VI   -  Accumulated Depreciation, Depletion,
                               and Amortization of Consolidated
                               Property, Plant, and Equipment. . . . .    24

              Schedule IX   -  Consolidated Short-Term Borrowings. . .    25

              Schedule X    -  Supplementary Consolidated Income
                               Statement Information . . . . . . . . .    26

     All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

           3. Exhibits
              --------

              Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 28), which index is incorporated herein by reference.

     (b)   Reports on Form 8-K

           No Report on Form 8-K was filed by the Company during the last quarter of the period covered by this Report.

     (c)   Exhibits

           Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 28), which index is incorporated herein by reference.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Kaiser Aluminum Corporation and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 24, 1994. Our report on the financial statements includes an explanatory paragraph with respect to the change in methods of accounting for postretirement benefits other than pensions, postemployment benefits, and income taxes in 1993 as discussed in
Note 1 of the Notes to Consolidated Financial Statements. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at
Item 14(a)2. above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN & CO.
Houston, Texas
February 24, 1994

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
                                  SCHEDULE II
- ----------------------------------------------------------------------

                   AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                          UNDERWRITERS, PROMOTERS, AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

                            (In millions of dollars)


                                                                                           Balance at
                                                             Deductions                   End of Year
                            Balance at                   -----------------------     ----------------
                             Beginning                     Amounts       Amounts                  Not
      Name of Debtor           of Year     Additions     Collected   Written Off     Current  Current
     --------------        -----------     ---------     ---------   -----------     -------  -------
     1993
     ----
        None

     1992
     ----
        J. A. Bonn (1)             $.1                         $.1

     1991
     ----
        J. M. Seidl(2)                          $1.3           1.3
        J. A. Bonn (1)                            .1                                             $ .1



     (1)  This note bears interest at 7.09% per annum and is due on the earlier of demand, the termination of Mr. Bonn's employment, or on June 30, 1994.  The interest is payable quarterly.  The note is secured by real estate owned by Mr. Bonn.  The full amount of the note was paid in March 1992.
     (2)  The note of $1.0, together with its accrued interest (at 8.9% per annum), was transferred to the Company by MAXXAM in September 1991 and was subsequently paid off in cash.

             KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
                                   SCHEDULE V
- -----------------------------------------------------------------------------

                   CONSOLIDATED PROPERTY, PLANT, AND EQUIPMENT

                                                (In millions of dollars)

                                                   Balance at                               Other    Balance at
                                                    Beginning                              Changes      End of
            Description                               of Year   Additions  Retirements  Add (Deduct)       Year
            -----------                            ----------   ---------  -----------  ------------   --------
            Year ended December 31, 1993:
            Land                                     $   84.8    $    1.8                  $    5.1    $   91.7
            Land improvements                            39.0         1.0                       3.4        43.4
            Buildings                                   155.0         5.9    $    (.7)         24.2       184.4
            Machinery and equipment                   1,010.7        63.4       (15.7)        164.6     1,223.0
            Leasehold improvements                        9.1          .7         (.3)           .9        10.4
            Construction in progress                     70.3        (5.1)        (.3)                     64.9
                                                     --------    --------    --------      --------    --------
              Total                                  $1,368.9    $   67.7    $  (17.0)     $  198.2(1) $1,617.8
                                                     ========    ========    ========      ========    ========

          Year ended December 31, 1992:
            Land                                     $   49.5    $   11.0                  $   24.3    $   84.8
            Land improvements                            33.7         5.5                       (.2)       39.0
            Buildings                                   135.3        16.6        $(.2)          3.3       155.0
            Machinery and equipment                     925.7        94.6        (4.8)         (4.8)    1,010.7
            Leasehold improvements                        5.8         3.3                                   9.1
            Construction in progress                     87.5       (16.6)        (.1)          (.5)       70.3
                                                     --------    --------    --------      --------    --------
              Total                                  $1,237.5    $  114.4    $   (5.1)     $   22.1(2) $1,368.9
                                                     ========    ========    ========      ========    ========
          Year ended December 31, 1991:
            Land                                     $   43.3    $    1.4    $    (.2)     $    5.0    $   49.5
            Land improvements                            27.7         1.8                       4.2        33.7
            Buildings                                   123.5         5.9         (.7)          6.6       135.3
            Machinery and equipment                     866.7        71.6        (6.0)         (6.6)      925.7
            Leasehold improvements                        5.0          .7                        .1         5.8
            Construction in progress                     52.4        36.7         (.1)         (1.5)       87.5
                                                     --------    --------    --------      --------    --------
              Total                                  $1,118.6    $  118.1    $   (7.0)       $  7.8    $1,237.5
                                                     ========    ========    ========      ========    ========


     (1)  Consists principally of the initial impact of adoption of Statement of Financial Accounting
          Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993, which required the Company to restate certain assets to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition by MAXXAM in October 1988.
     (2)  Consists principally of reclassifications from other current and long-term assets to property, plant, and equipment.

                                           - 23 -

             KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
                                  SCHEDULE VI

- -----------------------------------------------------------------------------

                               ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                                   OF CONSOLIDATED PROPERTY, PLANT, AND EQUIPMENT

                                              (In millions of dollars)

                                    Balance at                                     Other  Balance at
                                     Beginning                                   Changes     End of
     Description                       of Year   Additions   Retirements     Add (Deduct)      Year
     -----------                    ----------   ---------   -----------     -----------    -------
     Year ended December 31, 1993:
       Depletable land                  $  1.5      $   .6                        $  1.4     $  3.5
       Land improvements                   6.3         2.1                           1.4        9.8
       Buildings                          30.7         8.4        $  (.1)            7.2       46.2
       Machinery and equipment           261.2        85.4          (5.1)           49.9      391.4
       Leasehold improvements              2.4          .6           (.1)             .3        3.2
                                        ------      ------        ------          ------     ------
         Total                          $302.1      $ 97.1        $ (5.3)         $ 60.2(1)  $454.1
                                        ======      ======        ======          ======     ======

      Year ended December 31, 1992:
        Depletable land                 $  1.2      $   .3                                   $  1.5
        Land improvements                  4.8         1.6                        $  (.1)       6.3
        Buildings                         21.9         7.3        $  (.1)            1.6       30.7
        Machinery and equipment          193.2        70.5          (1.1)           (1.4)     261.2
        Leasehold improvements             1.9          .6                           (.1)       2.4
                                        ------      ------        ------          ------     ------
          Total                         $223.0      $ 80.3        $ (1.2)            nil     $302.1
                                        ======      ======        ======          ======     ======

     Year ended December 31, 1991:
       Depletable land                  $   .7      $   .5                                   $  1.2
       Land improvements                   3.5         1.1                        $   .2        4.8
       Buildings                          14.6         6.5        $  (.1)             .9       21.9
       Machinery and equipment           128.3        64.5          (1.6)            2.0      193.2
       Leasehold improvements              1.2          .6                            .1        1.9
                                        ------      ------        ------          ------     ------
         Total                          $148.3      $ 73.2        $ (1.7)         $  3.2     $223.0
                                        ======      ======        ======          ======     ======



(1)  Consists principally of the initial impact of adoption of Statement of Financial Accounting
     Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993, which required the Company to restate certain assets to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition by MAXXAM in October 1988.


             KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                                   SCHEDULE IX
- ----------------------------------------------------------------------------

                           CONSOLIDATED SHORT-TERM BORROWINGS

                                (In millions of dollars)

                                                        Maximum        Average          Weighted
                                       Weighted         Amounts         Amount           Average
     Category of            Balance     Average     Outstanding    Outstanding     Interest Rate
     Aggregate Short-     at End of    Interest          During     During the        During the
     Terms Borrowings          Year        Rate        the Year        Year(1)           Year(2)
     ----------------     ---------    --------     -----------    -----------     -------------
     Bank borrowings(3)

       1993                  $  .5         8.0%        $  18.5        $   6.2            4.5%

       1992                    4.8         4.8            52.8           29.6            4.7

       1991                    6.3         4.9            50.6           29.2            7.0


     (1)    Based on outstanding borrowings at the end of each month.
     (2)    Based on outstanding borrowings and weighted average interest rates at the end of each month.
     (3)    Short-term bank borrowings are made available on an uncommitted basis and no fee is charged.  Maturities generally range from one to ten days with no formal provisions for the extension of maturities.  Interest rates are based upon short-term prevailing rates.


              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                                   SCHEDULE X
     ----------------------------------------------------------------------

            SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION(1)

                            (In millions of dollars)



                                                             Charged to Costs and Expenses
                                                                  Year End December 31,
                                                             -----------------------------
                                                                1993       1992      1991
                                                                ----       ----      ----

     Maintenance and repairs                                  $168.9     $147.0    $161.4
                                                              ======     ======    ======

     Taxes, other than payroll and income
       taxes - production levy on bauxite                     $ 27.9     $ 31.5    $ 34.0
                                                              ======     ======    ======


     (1)    The amounts for amortization of intangible assets and preoperating costs and similar deferrals, royalties, and advertising costs are not reported as these items did not exceed 1% of sales and revenues.


         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------------------

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KAISER ALUMINUM CORPORATION

     Date:  March 30, 1994           By   George T. Haymaker, Jr.
                                       ----------------------------
                                          George T. Haymaker, Jr.
                                       Chairman of the Board and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  March 30, 1994                George T. Haymaker, Jr.
                                       ---------------------------------
                                          George T. Haymaker, Jr.
                                       Chairman of the Board and Chief
                                             Executive Officer
                                        (Principal Executive Officer)

        Date:  March 30, 1994                     John T. La Duc
                                       ---------------------------------
                                                  John T. La Duc
                                           Vice President and Chief
                                               Financial Officer
                                          (Principal Financial Officer)

        Date:  March 30, 1994                     Charlie Alongi
                                       ---------------------------------
                                                  Charlie Alongi
                                                    Controller
                                          (Principal Accounting Officer)

        Date:  March 30, 1994                  Robert J. Cruikshank
                                       ---------------------------------
                                               Robert J. Cruikshank
                                                     Director

        Date:  March 30, 1994                   Charles E. Hurwitz
                                        ---------------------------------
                                                Charles E. Hurwitz
                                                     Director

        Date:  March 30, 1994                     Ezra G. Levin
                                        ---------------------------------
                                                  Ezra G. Levin
                                                     Director

        Date:  March 30, 1994                     Robert Marcus
                                        ---------------------------------
                                                  Robert Marcus
                                                     Director

        Date:  March 30, 1994                     Paul D. Rusen
                                        ---------------------------------
                                                  Paul D. Rusen
                                                    Director

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------------------
                                  INDEX OF EXHIBITS

Exhibit
Number                        Description
- ------                        -----------


    3.1 Restated Certificate of Incorporation of Kaiser Aluminum Corporation (The "Company" or "KAC"), dated February 21, 1991 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1, dated June 11, 1991 filed by KAC, Registration No. 33-37895).

    3.2 By-laws of KAC, amended as of February 26, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1, dated June 11, 1991, filed by KAC, Registration No. 33-37895).

    4.1 Indenture, dated as of February 1, 1993, among Kaiser Aluminum & Chemical Corporation ("KACC"), as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., and Kaiser Jamaica Corporation, as Subsidiary Guarantors, and The First National Bank of Boston, as Trustee, regarding KACC's 12-3/4% Senior Subordinated Notes Due 2003 (incorporated by reference to Exhibit
          4.1 to Form 10-K for the period ended December 31, 1992, filed by KACC, File No. 1-3605).

    4.2   First Supplemental Indenture, dated as of May 1, 1993
          (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

   *4.3 Indenture, dated as of February 17, 1994, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary Guarantors, and First Trust National Association as Trustee, regarding KACC's 9-7/8% Senior Notes Due 2002.

   *4.4 Credit Agreement, dated as of February 17, 1994, among KAC, KACC, the financial institutions a party thereto, BankAmerica Business Credit, Inc., as Agent, and certain financial institutions.

    4.5 Credit Agreement, dated as of December 13, 1989 (the "1989 Credit Agreement"), among KACC, KAC, the financial institutions a party thereto, Bank of America National Trust and Savings Association, as Agent, and Mellon Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 4.3 to Amendment No. 5 to the Registration Statement on Form S-1, dated
          December 13, 1989, filed by KACC Registration No. 33-30645).

    4.6 First Amendment to the 1989 Credit Agreement, dated as of April 17, 1990 (incorporated by reference to Exhibit 4.2 of the Report on Form 10-Q for the quarterly period ended September 30, 1990, of MAXXAM, Inc. ("MAXXAM") filed November 6, 1990, File No. 1-3924).

    4.7 Second Amendment to the 1989 Credit Agreement, dated as of September 17, 1990 (incorporated by reference to Exhibit 4.3 of the Report on Form 10-Q for the quarterly period ended September 30, 1990, of MAXXAM, filed November 6, 1990,
          File No. 1-3924).

    4.8 Third Amendment to the 1989 Credit Agreement, dated as of December 7, 1990 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-1, dated February 13, 1991, filed by KAC, Registration
          No. 33-37895).

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
  ----------------------------------------------------------------------

    Exhibit
     Number                        Description
    -------                        -----------


    4.9 Fourth Amendment to the 1989 Credit Agreement, dated as of April 19, 1991 (incorporated by reference to Exhibit 4.1 of the Report on Form 10-Q for the quarterly period ended
          March 31, 1991, filed by KACC, File No. 1-3605).

   4.10 Fifth Amendment to the 1989 Credit Agreement, dated as of March 13, 1992 (incorporated by reference to Exhibit 4.8 to Form 10-K for the period ended December 31, 1991, filed by KAC, File No. 1-9447).

    4.11 Seventh Amendment to the 1989 Credit Agreement, dated as of November 6, 1992 (incorporated by reference to Exhibit 4.10 to Amendment No. 5 to the Registration Statement on Form S-2, dated January 22, 1993, filed by KACC, Registration
          No. 33-48260).

    4.12 Eighth Amendment to the 1989 Credit Agreement, dated as of January 7, 1993 (incorporated by reference to Exhibit 4.12 to Amendment No. 5 to the Registration Statement on Form S-2, dated January 22, 1993, filed by KACC, Registration
          No. 33-48260).

    4.13 Ninth Amendment to 1989 Credit Agreement, dated as of May 19, 1993 including the form of Intercompany Note annexed as an Exhibit thereto (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the Registration Statement on form S-1, dated June 22, 1993, filed by KACC, Registration No. 33-49555).

    4.14  Tenth Amendment to 1989 Credit Agreement, dated as of
          July 23,1993 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3, dated August 26, 1993, filed by KACC, Registration No. 33-50097).

    4.15 Eleventh Amendment to 1989 Credit Agreement, dated as of August 27, 1993 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3, dated October 13, 1993, filed by KAC, Registration No. 33-50581).

    4.16  Twelfth Amendment to 1989 Credit Agreement, dated as of
          December 20, 1993 (incorporated by reference to Exhibit 4.15 to Amendment No. 3 to the Registration Statement on Form S-2, dated February 8, 1994, filed by KACC, Registration
          No. 33-50097).

    4.17 Certificate of Designation of Series A Mandatory Conversion Premium Dividend Preferred Stock of KAC, dated June 28, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KAC, File No. 1-9447).

    4.18 Deposit Agreement between KAC and The First National Bank of Boston, dated as of June 30, 1993 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KAC, File No. 1-9447).

    4.19 Intercompany Note between KAC and KACC (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Registration Statement on Form S-1, dated December 13, 1989, filed by KACC, Registration No. 33-30645).

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------------------

         Exhibit
         Number                        Description
         -------                       -----------

    4.20  Senior Subordinated Intercompany Note between KACC and
          MAXXAM, dated January 14, 1993 (incorporated by reference to
          Exhibit 4.13 to Amendment No. 5 to the Registration Statement on Form S-2, dated January 22, 1993, filed by KACC,
          Registration No. 33-48260).

   *4.21  Certificate of Designation of KAC's 8.255% Preferred
          Redeemable Increased Dividend Equity Securities, dated
          February 17, 1994.

   *4.22 Senior Subordinated Intercompany Note between KAC and KACC dated February 15, 1994.
   *4.23 Senior Subordinated Intercompany Note between KAC and KACC dated March 17, 1994.

   *4.24 Senior Subordinated Intercompany Note between KAC and KACC dated June 30, 1993.

          KAC has not filed certain long-term debt instruments not being registered with the Securities and Exchange Commission where the total amount of indebtedness authorized under any such instrument does not exceed 10% of the total assets of KAC and its subsidiaries on a consolidated basis. KAC agrees and undertakes to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

    10.1 Form of indemnification agreement with officers and directors (incorporated by reference to Exhibit (10)(b) to the Registration Statement of KAC on Form S-4, File No. 33-12836).

    10.2  Tax Allocation Agreement between MAXXAM and KACC
          (incorporated by reference to Exhibit 10.21 to Amendment
          No. 6 to the Registration Statement on Form S-1, dated
          December 14, 1989, filed by KACC, Registration No. 33-30645).

   10.3 Tax Allocation Agreement between KAC and MAXXAM (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1, dated June 11, 1991, filed by KAC, Registration No. 33-37895).

   10.4 Tax Allocation Agreement, dated as of June 30, 1993, between KACC and KAC (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended
          June 30, 1993, filed by KACC, File No. 1-3605).

   10.5 Amended and Restated Alumina Supply Agreement, dated as of October 11, 1989 (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-1, dated November 14, 1989, filed by KACC, Registration
          No. 33-30645).

   10.6 Assumption Agreement, dated as of October 28, 1988 (incorporated by reference to Exhibit HHH to the Final Amendment to the Schedule 13D of MAXXAM Group Inc. and others in respect of the Common Stock of KAC, par value $.33-1/3 per share).

   10.7 Agreement, dated as of June 30, 1993, between KAC and MAXXAM (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------------------

    Exhibit
    Number                        Description
    -------                       -----------


               Executive Compensation Plans and Arrangements
               ----------------------------------------------


   10.8 KACC's Bonus Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 6 to the Registration Statement on Form S-1, dated December 14, 1989, filed by KACC, Registration
          No. 33-30645).

   10.9 KaiserTech Limited Long Term Incentive Plan, dated June 2, 1989 (incorporated by reference to Exhibit 10.14 to Form 10-K for the period ended December 31, 1989, filed by KACC, File No. 1-3605).

   10.10 Amendment No. 2 to KaiserTech Limited Long Term Incentive Plan, dated as of December 18, 1991 (incorporated by reference to Exhibit 10.7 to Form 10-K for the period ended December 31, 1991, filed by KAC, File No. 1-9447).

   10.11 Amendment No. 3 to Kaiser Aluminum Long Term Incentive Plan, dated as of December 31, 1991 (incorporated by reference to Exhibit 10.8 to Form 10-K for the period ended December 31, 1991, filed by KAC, File No. 1-9447).

   10.12 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

   10.13 Kaiser Aluminum Middle Management Long-Term Incentive Plan, dated June 25, 1990, as amended (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1, dated February 13, 1991, filed by KAC, Registration No. 33-37895).

   10.14 Employment Agreement, dated April 1, 1993, among KAC, KACC, and George T. Haymaker, Jr. (incorporated by reference to
          Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended March 31, 1993, filed by KAC, File No. 1-9447).

   10.15 Employment Agreement, dated as of October 1, 1992, among KAC, KACC and A. Stephens Hutchcraft, Jr. (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Registration Statement on Form S-2, dated January 22, 1993, filed by KACC, Registration No. 33-48260).

   10.16  Severance Agreement, dated July 1, 1985, between KACC and
          A. Stephens Hutchcraft, Jr., as amended (incorporated by reference to Exhibit (10)(f) to Form 10-K for the period ended December 31, 1988, filed by KACC, File No. 1-3605).

   10.17 Amendment, dated October 31, 1989, to the Severance Agreement of A. Stephens Hutchcraft, Jr. referenced in Exhibit 10.16 above (incorporated by reference to Exhibit 10.24 to Amendment No. 5 to the Registration Statement on Form S-1, dated December 13, 1989, filed by KACC, Registration No. 33-30645).

   10.18 Consulting Agreement, dated November 19, 1993 between KACC and A. Stephens Hutchcraft, Jr. (incorporated by reference to MAXXAM's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-3924; the "MAXXAM 1993
          Form 10-K").

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------------------

   Exhibit
    Number                        Description
   -------                        -----------


    10.19 Employment Agreement, dated September 26, 1990, between KACC, MAXXAM and John T. La Duc (incorporated by reference to
            Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1, dated February 13, 1991, filed by KAC,
            Registration No. 33-37895).

    10.20 Employment Agreement, dated as of August 22, 1990, among KACC, MAXXAM and Robert W. Irelan (incorporated by reference to Exhibit 10.2 of the Report on Form 10-Q for the quarterly period ended March 31, 1991, filed by KACC, File No. 1-3605).

    10.21 Promissory Note, dated October 4, 1990, by Robert W. Irelan and Barbara M. Irelan to KACC (incorporated by reference to Exhibit 10.54 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

    10.22 Real Estate Lien Note, dated October 4, 1990, by Robert W. Irelan and Barbara M. Irelan to KACC and related Deed of Trust (incorporated by reference to Exhibit 10.55 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File
            No. 1-3924).

    10.23 Employment Agreement, dated as of March 8, 1990, between MAXXAM and Anthony R. Pierno (incorporated by reference to
            Exhibit 10.28 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

    10.24 Promissory Note, dated February 1, 1989, by Anthony R. Pierno and Beverly J. Pierno to MAXXAM (incorporated by reference to Exhibit 10.30 to Form 10-K for the period ended December 31, 1988, filed by MAXXAM, File No. 1-3924).

    10.25 Promissory Note, dated July 19, 1990, by Anthony R. Pierno to MAXXAM (incorporated by reference to Exhibit 10.31 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).


    10.26 Commercial Guaranty, dated February 22, 1993, executed by MAXXAM in favor of Charter National Bank-Houston, with respect to a loan from Charter National Bank-Houston to Anthony R. Pierno (incorporated herein by reference to Exhibit 10.27 to Form 10-K for the period ended December 31, 1992, filed by KAC,File No. 1-9447).

    10.27 Commercial Guaranty, dated January 24, 1994, between MAXXAM and Charter National Bank-Houston, in respect of a loan from Charter National Bank-Houston to Anthony R. Pierno and a related letter agreement (incorporated by reference to the MAXXAM 1993 Form 10-K).

    10.28 Employment Agreement, dated as of March 8, 1990, between MAXXAM and Byron L. Wade (incorporated by reference to
            Exhibit 10.50 to Form 10-K for the period ended
            December 31, 1990, filed by MAXXAM, File No. 1-3924).

    10.29 Promissory Note, dated July 20, 1993, between MAXXAM and Byron L. Wade (incorporated by reference to the MAXXAM 1993 Form 10-K).

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------------------

   Exhibit
    Number                        Description
    ------                        -----------

   10.30 Employment Agreement, dated as of July 1, 1991, by and among MAXXAM,KACC and Joseph A. Bonn (incorporated by reference to Exhibit 10.23 to Form 10-K for the period ended December 31, 1991, filed by KACC, File No. 1-3605).

   10.31   Agreement, dated December 20, 1991, between KAC and Joseph
           A. Bonn (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended
           March 31, 1992, filed by KAC, File No. 1-9447).

   10.32   Employment Agreement, dated August 20, 1993, between
           KACC and Robert E. Cole (incorporated by reference to the MAXXAM 1993 Form 10-K).

  *13 Pages 20-30 and 32-62 of KAC's Annual Report to shareholders for the year ended December 31, 1993 which are incorporated by reference into this Report.

  *21      Significant subsidiaries of KAC.

  *99      Report of Independent Public Accountants.


 ----------

*Filed herewith

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------------------

                                     SUBSIDIARIES



Listed below are the principal subsidiaries of Kaiser Aluminum Corporation and the jurisdiction of their incorporation or organization. Certain subsidiaries are omitted which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

                                                            Place of
     Name or Organization                                  Incorporation
     --------------------                                  -------------
      Alpart Jamaica Inc.   . . . . . . . . . . . . . . .   Delaware
      Alumina Partners of Jamaica (partnership) . . . . .   Delaware
      Anglesey Aluminium Limited  . . . . . . . . . . . .   United Kingdom
      Kaiser Alumina Australia Corporation  . . . . . . .   Delaware
      Kaiser Aluminium Europe (U.K.) Limited  . . . . . .   United Kingdom
      Kaiser Aluminium International, Inc.  . . . . . . .   Delaware
      Kaiser Aluminum & Chemical Corporation  . . . . . .   Delaware
      Kaiser Aluminum & Chemical International N.V. . . .   Netherlands
                                                              Antilles
      Kaiser Aluminum & Chemical of Canada Limited. . . .   Ontario
      Kaiser Aluminum Technical Services, Inc . . . . . .   California
      Kaiser Bauxite Company  . . . . . . . . . . . . . .   Nevada
      Kaiser Center, Inc. . . . . . . . . . . . . . . . .   California
      Kaiser Center Properties (partnership)  . . . . . .   California
      Kaiser Finance Corporation  . . . . . . . . . . . .   Delaware
      Kaiser Jamaica Bauxite Company (partnership). . . .   Jamaica
      Kaiser Jamaica Corporation  . . . . . . . . . . . .   Delaware
      Queensland Alumina Limited. . . . . . . . . . . . .   Queensland
      Strombus International Insurance Company, Ltd . . .   Bermuda
      Trochus Insurance Company, Ltd. . . . . . . . . . .   Bermuda
      Volta Aluminium Company Limited. . . . . . . . .  .   Ghana



 PAGE>
         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------------------
PRODUCTION AND RESEARCH FACILITIES
(100% owned unless otherwise noted)

Alumina and Bauxite                             Fabricated Products

    Gramercy, Louisiana                         Flat Rolled Products
                                                --------------------
    Alumina Partners of Jamaica,                  Trentwood, Washington
       (Alpart), Jamaica (65%)
    Kaiser Jamaica Bauxite Company (KJBC),
       Jamaica (49%)                            Extruded Products, including
                                                Rod and Bar
                                                ----------------------------
    Queensland Alumina Limited (QAL),             Jackson, Tennessee
       Australia (28.3%)                          Los Angeles, California
    Alumina Development Laboratory,               Santa Fe Springs, California
       Gramercy, Louisiana                        Newark, Ohio
                                                  Sherman, Texas
                                                  Tulsa, Oklahoma
                                                  Kaiser Aluminum & Chemical
                                                    of Canada Limited,
    Primary Products                                  London, Ontario, Canada

       Mead, Washington                           Forgings
       Tacoma, Washington                         --------
       Anglesey Aluminium Limited,                  Alliance, Ohio
          Wales (49%)                               Canton, Ohio
       Volta Aluminium Company Limited (Valco),     Erie, Pennsylvania
          Ghana (90%)                               Greenwood, South Carolina,
       Division Technology Center,                    Forge
          Mead, Washington                          Greenwood, South Carolina,
                                                      Machine Shop
    Center for Technology                           Oxnard, California

        Pleasanton, California