Form 10-Q
period 1994-06-30
KAISER ALUMINUM CORP
filed 1994-08-12
CIK 811596

     =================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1994

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





          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.  Yes     X          No
                                               ______          _______

          As of July 31, 1994, the registrant had 58,149,581 shares of common stock outstanding.




     =================================================================

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


                       PART I - FINANCIAL INFORMATION



     Item 1.  FINANCIAL STATEMENTS
              --------------------
          The following interim consolidated financial statements of the registrant and its consolidated subsidiary companies are set forth below in response to Item 1, Part I, of this Form 10-Q:

              Consolidated Balance Sheets
              -   June 30, 1994 (unaudited) and December 31, 1993;

              Statements of Consolidated Loss (unaudited)
              -   quarter and six months ended June 30, 1994 and 1993;

              Statements of Consolidated Cash Flows (unaudited)
              -   six months ended June 30, 1994 and 1993.

          For further information, refer to the consolidated financial statements and the footnotes thereto included in the annual report of the registrant on Form 10-K for the year ended December 31, 1993.

           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)
                                                                         June 30,     December 31,
                                                                           1994           1993
                                                                         ---------    ------------
                                                                        (Unaudited)
                      Assets
     Current assets:
       Cash and cash equivalents                                         $   78.5       $   14.7
       Receivables                                                          222.2          234.7
       Inventories                                                          394.5          426.9
       Prepaid expenses and other current assets                             86.6           60.7
                                                                         --------       --------
         Total current assets                                               781.8          737.0

     Investments in and advances to unconsolidated affiliates               176.2          183.2
     Property, plant, and equipment -- net                                1,133.1        1,163.7
     Deferred income taxes                                                  248.9          210.8
     Other assets                                                           259.2          233.2
                                                                         --------       --------
         Total                                                           $2,599.2       $2,527.9
                                                                         ========       ========
         Liabilities & Stockholders' Equity

     Current liabilities:
       Accounts payable                                                  $  110.6       $  126.3
       Accrued interest                                                      32.1           23.6
       Accrued salaries, wages, and related expenses                         62.9           56.1
       Accrued postretirement benefit obligation -- current portion          47.6           47.6
       Other accrued liabilities                                            131.2          133.2
       Payable to affiliates                                                 62.7           62.4
       Short-term borrowings                                                                  .5
       Long-term debt -- current portion                                     11.3            8.7
                                                                          -------       --------
         Total current liabilities                                          458.4          458.4

     Long-term liabilities                                                  512.3          501.8
     Accrued postretirement benefit obligation                              720.0          713.1
     Long-term debt                                                         747.9          720.2
     Minority interests                                                      97.7          105.0
     Stockholders' equity:
       Preferred stock                                                         .6             .2
       Common stock                                                            .6             .6
       Additional capital                                                   526.8          425.9
       Accumulated deficit                                                 (443.5)        (375.7)
       Additional minimum pension liability                                 (21.6)         (21.6)
                                                                         --------       --------
         Total stockholders' equity                                          62.9           29.4
                                                                         --------       --------
         Total                                                           $2,599.2       $2,527.9
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

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                         STATEMENTS OF CONSOLIDATED LOSS
                                   (Unaudited)
                 (In millions of dollars, except share amounts)

                                                                   Quarter Ended     Six Months Ended
                                                                     June 30,            June 30,
                                                                  ----------------    ---------------
                                                                   1994      1993      1994      1993
                                                                  ------    ------    ------    ------
     Net sales                                                    $459.5    $432.2    $874.6   $ 874.8
                                                                  ------    ------    ------   -------
     Costs and expenses:
       Cost of products sold                                       419.0     391.0     806.8     791.1
       Depreciation                                                 25.1      24.3      50.0      48.5
       Selling, administrative, research and development,
         and general                                                29.6      31.1      57.6      59.1
                                                                  ------    ------    ------   -------
         Total costs and expenses                                  473.7     446.4     914.4     898.7
                                                                  ------    ------    ------   -------
     Operating loss                                                (14.2)    (14.2)    (39.8)    (23.9)

     Other income (expense):
       Interest and other income--net                                1.2       3.5       3.2       7.0
       Interest expense                                            (22.2)    (21.9)    (43.6)    (43.3)
                                                                  ------    ------    ------   -------
     Loss before income taxes, minority interests,
       extraordinary loss, and cumulative effect of
       changes in accounting principles                            (35.2)    (32.6)    (80.2)    (60.2)

     Credit for income taxes                                        12.3      13.6      28.1      25.1
     Minority interests                                              (.7)      (.4)      (.8)      (.9)
                                                                  ------    ------    ------   -------
     Loss before extraordinary loss and cumulative effect of
       changes in accounting principles                            (23.6)    (19.4)    (52.9)    (36.0)

     Extraordinary loss on early extinguishment of debt, net
       of tax benefit of $2.9 and $11.2 for 1994 and 1993
       periods, respectively                                                            (5.4)    (21.8)

     Cumulative effect of changes in accounting principles,
       net of tax benefit of $237.7                                                             (507.3)
                                                                  ------    ------    ------   -------
     Net loss                                                      (23.6)    (19.4)    (58.3)   (565.1)
     Dividends on preferred stock                                   (5.3)               (9.5)
                                                                  ------    ------    ------   -------
     Net loss attributable to common shareholders                 $(28.9)   $(19.4)   $(67.8)  $(565.1)
                                                                  ======    ======    ======   =======
     Per common and common equivalent share:
       Loss before extraordinary loss and cumulative
         effect of changes in accounting principles               $ (.50)   $ (.34)   $(1.08)  $  (.63)
       Extraordinary loss                                                               (.09)     (.38)
       Cumulative effect of changes in accounting principles                                     (8.83)
                                                                  ------    ------    ------    ------
      Net loss                                                    $ (.50)   $ (.34)   $(1.17)  $ (9.84)
                                                                  ======    ======    ======   =======
     Weighted average common and common equivalent
       shares outstanding (000)                                   58,096    57,544    58,096    57,436



       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                    -----------------
                                                                                     1994      1993
                                                                                    ------    -------
     Cash flows from operating activities:
       Net loss                                                                     $ (58.3)  $(565.1)
       Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
           Depreciation                                                                50.0      48.5
           Amortization of deferred financing costs and discount on long-term           3.5       5.7
           Non-cash postretirement benefit expenses other than pensions                 6.9       9.8
           Minority interests                                                            .8        .9
           Extraordinary loss on early extinguishment of debt                           5.4      21.8
           Cumulative effect of changes in accounting principles                                507.3
           Decrease in accrued and deferred income taxes                              (33.6)    (33.5)
           Equity in losses of unconsolidated affiliates                                1.3       6.5
           Increase in accrued interest                                                 8.7      19.4
           Incurrence of financing costs                                              (18.5)    (11.8)
           Decrease in receivables                                                      7.1       8.9
           Decrease (increase) in inventories                                          32.4       (.5)
           (Increase) decrease in  prepaid expenses and other current assets          (12.8)      5.6
           Decrease in accounts payable                                               (15.7)    (14.1)
           (Decrease) increase in payable to affiliates and accrued liabilities        (7.9)      6.9
           Other                                                                        1.9      (5.2)
                                                                                    -------   -------
             Net cash (used for) provided by operating activities                     (28.8)     11.1
                                                                                    -------   -------
     Cash flows from investing activities:
       Net proceeds from disposition of property and investments                        2.8       8.4
       Capital expenditures                                                           (21.7)    (23.3)
       Redemption fund for minority interest preference stock                          (1.3)      (.3)
                                                                                    -------   -------
             Net cash used for investing activities                                   (20.2)    (15.2)
                                                                                    -------   -------
     Cash flows from financing activities:
       Repayments of long-term debt, including revolving credit                      (322.7)   (865.6)
       Borrowings of long-term debt, including revolving credit                       353.5     773.0
       Borrowings from MAXXAM Group Inc. (see supplemental disclosure below)                     15.0
       Tender premiums and other costs on early extinguishment of debt                          (27.1)
       Net repayments of short-term borrowings                                          (.5)     (4.8)
       Dividends paid                                                                  (9.5)
       Capital stock issued                                                           100.4     119.3
       Redemption of minority interests' preference stock                              (8.4)     (4.0)
                                                                                    -------   -------
             Net cash provided by financing activities                                112.8       5.8
                                                                                    -------   -------
     Net increase in cash and cash equivalents during the period                       63.8       1.7
     Cash and cash equivalents at beginning of period                                  14.7      19.1
                                                                                    -------   -------
     Cash and cash equivalents at end of period                                     $  78.5   $  20.8
                                                                                    =======   =======
     Supplemental disclosure of cash flow information:
       Interest paid, net of capitalized interest                                   $  31.4   $  18.2
       Income taxes paid                                                                5.4       7.1
     Supplemental disclosure of non-cash financing activities:
       Exchange of the borrowings from MAXXAM Group Inc. for capital stock                    $  15.0


       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (In millions of dollars)

     1.   General
          -------
          Kaiser Aluminum Corporation ("Kaiser" or the "Company") is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM owns approximately 60% of Kaiser's common stock, assuming the conversion of each outstanding $.65 Depositary Share and each outstanding share of PRIDES (as defined below) into one share of Kaiser's common stock, with the remaining 40% publicly held. The Company operates through its direct subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC").

          The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the first half of 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Certain reclassifications of prior-period information were made to conform to the current presentation.

          In the first quarter of 1994, the Company consummated the public offering of 8,855,550 shares of 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"). The net proceeds from the sale of the PRIDES were approximately $100.4. The Company used such net proceeds to make non-interest-bearing loans to KACC in the aggregate principal amount of $33.2 (the aggregate dividends scheduled to accrue on the PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES are mandatorily convertible into shares of the Company's common stock) and used the balance of such net proceeds to make capital contributions to KACC in the aggregate amount of approximately $67.2.

          At June 30, 1994, 28,000,000 shares of the Company's common stock owned by MAXXAM were pledged as security for debt issued by a subsidiary of MAXXAM, consisting of $100.0 aggregate principal amount of 11-1/4% Senior Secured Notes due 2003, and $126.7 aggregate principal amount of 12-1/4% Senior Secured Discount Notes due 2003.

     2.   Inventories
          -----------
          The classification of inventories is as follows:

                                                                     June 30,   December 31,
                                                                       1994         1993
                                                                     --------   ------------
          Finished fabricated products                                $ 63.6       $ 83.7
          Primary aluminum and work in process                         149.0        141.4
          Bauxite and alumina                                           77.0         94.0
          Operating supplies and repair and maintenance parts          104.9        107.8
                                                                      ------       ------
             Total                                                    $394.5       $426.9
                                                                      ======       ======

          Substantially all product inventories are stated at last-in, first-out (LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                            (In millions of dollars)

     3.   Long-Term Debt
          --------------
          Long-term debt is as follows:

                                                                     June 30,    December 31,
                                                                       1994         1993
                                                                     --------    -----------
          1994 Credit Agreement
          1989 Credit Agreement (6.59% at December 31, 1993)
             Revolving Credit Facility                                             $188.0
          9-7/8% Senior Notes, net of discount of $1.5                $223.5
          Pollution Control and Solid Waste Disposal Facilities
             Obligations (6.00% - 7.75%)                                38.1         39.2
          Alpart CARIFA Loan (fixed and variable rates)                 60.0         60.0
          Alpart Term Loan (8.95%)                                      21.9         25.0
          12-3/4% Senior Subordinated Notes                            400.0        400.0
          Other borrowings (fixed and variable rates)                   15.7         16.7
                                                                      ------       ------
             Total                                                     759.2        728.9
          Less current portion                                          11.3          8.7
                                                                      ------       ------
             Long-term debt                                           $747.9       $720.2
                                                                      ======       ======

          On February 17, 1994, the Company and KACC entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), Bank of America National Trust and Savings Association, and certain other lenders, (the "1994 Credit Agreement"). The 1994 Credit Agreement replaced the credit agreement entered into in December 1989 by the Company and KACC with a syndicate of commercial banks and other financial institutions (as amended, the "1989 Credit Agreement") and consists of a $250.0 five-year secured, revolving line of credit, scheduled to mature in 1999. The Company is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $250.0 or a borrowing base related to eligible accounts receivable plus eligible inventory. As of June 30, 1994, $184.2 of borrowing capacity was unused under the 1994 Credit Agreement (of which $59.2 could also have been used for letters of credit). The 1994 Credit Agreement is unconditionally guaranteed by the Company and by all significant subsidiaries of KACC. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to (i) a Reference Rate (as defined) plus 1-1/2% or
     (ii) LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% based upon a financial test, determined quarterly. The 1994 Credit Agreement was amended as of July 21, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

          The Company recorded a pre-tax extraordinary loss of $8.3 ($5.4 after taxes) in the first quarter of 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement.

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

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                            (In millions of dollars)

     4.   Net Income per Common and Common Equivalent Share
          -------------------------------------------------
          Net income per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during each period. For the quarter and six months ended June 30, 1994, common stock equivalents of 19,382,950 attributable to the Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares") and 8,855,550 attributable to the PRIDES were excluded from the calculation of weighted average shares because they were antidilutive. Aggregate dividends on the Series A Shares and the PRIDES ($5.3 and $9.5 for the quarter and six months ended June 30, 1994, respectively) are subtracted from net income for the purpose of calculating net income per common and common equivalent share.

     5.   Contingencies
          -------------
          Environmental Contingencies - The Company and KACC are subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based upon such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based upon the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1994, the balance of such accruals, which is primarily included in Long-term liabilities, was $42.1.

          These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based upon presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to the environmental accrual will be approximately $4.0 to $9.0 for the years 1994 through 1998 and an aggregate of approximately $11.0 thereafter.

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

          Asbestos Contingencies - KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At June 30, 1994, the number of such lawsuits pending was approximately 21,200.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                            (In millions of dollars)

          Based upon prior experience, the Company estimates annual future cash payments in connection with such litigation of approximately $8.0 to $13.0 for each of the years 1994 through 1998, and an aggregate of approximately $95.4 thereafter through 2007. Based upon past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2007. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2007 and, accordingly, no accrual has been recorded for such costs which may be incurred. This accrual was calculated based upon the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, the advice of counsel, and the anticipated effects of inflation and discounting at an estimated risk-free rate. Accordingly, an asbestos-related cost accrual of $102.6 is included primarily in Long-term liabilities at June 30, 1994. The aggregate amount of the undiscounted liability at June 30, 1994, is $141.9, before considerations for insurance recoveries.

          The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, the Company believes, based upon prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, estimated insurance recoveries of $97.9, determined on the same basis as the asbestos-related cost accrual, are recorded primarily in Other assets as of June 30, 1994.

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


     6.   Derivative Financial Instruments and Related Hedging Programs
          -------------------------------------------------------------

          The Company enters into a number of financial instruments with off-balance-sheet risk in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates, alumina and primary aluminum prices, and the cost of purchased commodities.

          The Company has significant expenditures which are denominated in foreign currencies related to long-term purchase commitments with its affiliates in Australia and the United Kingdom, which expose the Company to certain exchange rate risks. In order to mitigate its exposure, the Company periodically enters into forward foreign exchange and currency option contracts in Australian Dollars and Pounds Sterling to hedge these commitments. The forward foreign currency exchange contracts are agreements to purchase or sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. At June 30, 1994, the Company

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                            (In millions of dollars)

     had net forward foreign exchange contracts totaling approximately $23.4 million for the purchase of 34.8 million Australian Dollars through May 1995. The option contracts are agreements that establish the maximum price or establish a range of prices at which the foreign currency may be acquired. At June 30, 1994, such options established a price range of $30.2 million to $31.7 million for the purchase of
     48.0 million Australian Dollars through December 1994, and established a maximum price of $2.2 million for the purchase of 1.5 million Pounds Sterling through December 1994.

          To mitigate its exposure to declines in the market prices of alumina and primary aluminum, while retaining the ability to participate in favorable pricing environments that may materialize, the Company has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. Under the principal components of the Company's price risk management strategy, which can be modified at any time, (i) varying quantities of the Company's anticipated production are sold forward at fixed prices, (ii) call options are purchased to allow the Company to participate in certain higher market prices, should they materialize, for a portion of the Company's excess primary aluminum and alumina sold forward, (iii) option contracts are entered into to establish a price range the Company will receive for a portion of its excess primary aluminum and alumina, and (iv) put options are purchased to establish minimum prices the Company will receive for a
     portion of its excess primary aluminum and alumina.   In this regard,
     in respect of its remaining 1994 anticipated primary aluminum and alumina production, as of June 30, 1994, the Company had sold forward 53,000 metric tons of primary aluminum at fixed prices, and had purchased call options in respect of 30,000 metric tons of primary aluminum. Further, in respect of its 1995 anticipated primary aluminum and alumina production, as of June 30, 1994, the Company had sold forward 150,000 metric tons of primary aluminum at fixed prices, purchased call options in respect of 87,000 metric tons of primary aluminum, and had entered into option contracts that established a price range for 54,000 metric tons of primary aluminum. The Company will not receive the benefit of market price increases to the extent
     (i) the quantity of production sold forward is greater than the tonnage covered by the purchased call options; (ii) market prices exceed the prices at which primary aluminum is sold forward, but are less than the strike price of the purchased call options, on the tonnage covered by the options; or (iii) market prices exceed the maximum of the price range on the tonnage covered by the option contracts entered to establish a price range.

          In addition, the Company enters into forward fixed price arrangements with certain customers which provide for the delivery of a specific quantity of fabricated aluminum products over a specified future period of time. In order to establish the cost of primary aluminum for a portion of such sales, the Company may enter into forward and options contracts. In this regard, at June 30, 1994, the Company had 13,500 metric tons of primary aluminum forward purchase contracts at fixed prices.

          The Company has also entered into a natural gas pricing contract to fix future prices of a portion (20,000 million BTU's per day) of a plant's natural gas supply through March 1995.

          At June 30, 1994, the net unrealized gain on the Company's position in forward foreign exchange and foreign currency options was $4.3 million and the net unrealized loss on aluminum forward sales and option contracts and the natural gas pricing contract was $35.8 million, based on dealer quoted prices. Gains and losses arising from the use of hedging instruments are reflected in the Company's operating results concurrently with the consummation of the underlying hedged transactions.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                            (In millions of dollars)

          The Company is exposed to credit risk in the event of non-performance by other parties to these currency and commodity contracts, but the Company does not anticipate non-performance by any of these counter-parties.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
     Item 1, Part I, of this Report.

     Results of Operations
     ---------------------
          The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold. The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters and six months ended June 30, 1994 and 1993. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities.
     Intracompany shipments and sales are excluded from the information set forth on the following page.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
              (In millions of dollars, except shipments and prices)
                                                                             Quarter Ended     Six Months Ended
                                                                                June 30,           June 30,
                                                                             ---------------   ----------------
                                                                              1994     1993      1994     1993
                                                                             ------   ------   -------   ------
     Shipments: (000 tons)(1)
       Alumina                                                                574.2    472.3   1,042.4    931.6
       Aluminum processing:
         Primary aluminum                                                      63.1     53.6     127.4    128.1
         Fabricated aluminum products                                         104.9     95.5     201.7    187.1
                                                                             ------   ------   -------  -------
           Total aluminum products                                            168.0    149.1     329.1    315.2
                                                                             ======   ======   =======  =======
     Average realized sales price:
       Alumina (per ton)                                                     $  159   $  170   $   157  $   172
       Primary aluminum (per pound)                                             .55      .59       .55      .57

     Net sales:
       Bauxite and alumina:
         Alumina                                                             $ 91.3   $ 80.2   $ 163.8  $ 160.2
         Other(2)(3)                                                           20.4     22.1      40.8     41.1
                                                                             ------   ------   -------  -------
           Total bauxite and alumina                                          111.7    102.3     204.6    201.3
                                                                             ------   ------   -------  -------
       Aluminum processing:
         Primary aluminum                                                      76.8     69.4     154.1    160.6
         Fabricated aluminum products                                         267.4    257.2     508.9    506.3
         Other(3)                                                               3.6      3.3       7.0      6.6
                                                                             ------   ------   -------  -------
           Total aluminum processing                                          347.8    329.9     670.0    673.5
                                                                             ------   ------   -------  -------
             Total net sales                                                 $459.5   $432.2   $ 874.6  $ 874.8
                                                                             ======   ======   =======  =======
     Operating income (loss):
       Bauxite and alumina                                                   $  (.1)   $(4.2)  $  (2.5) $  (4.1)
       Aluminum processing                                                      4.1      8.3      (1.9)    17.3
       Corporate                                                              (18.2)   (18.3)    (35.4)   (37.1)
                                                                             ------   ------   -------  -------
         Total operating loss                                                $(14.2)  $(14.2)  $ (39.8) $ (23.9)
                                                                             ======   ======   =======  =======
     Loss before income taxes, minority interests, extraordinary loss,
       and cumulative effect of changes in accounting principles             $(35.2)  $(32.6)  $ (80.2) $ (60.2)
                                                                             ======   ======   =======  =======
     Loss before extraordinary loss and cumulative effect of changes
       in accounting principles                                              $(23.6)  $(19.4)  $ (52.9) $ (36.0)
     Extraordinary loss on early extinguishment of debt, net of tax
       benefit of $2.9 and $11.2 for 1994 and 1993 periods, respectively                          (5.4)   (21.8)
     Cumulative effect of changes in accounting principles, net of tax
       benefit of $237.7                                                                                 (507.3)
                                                                             ------   ------   -------  -------
     Net loss                                                                $(23.6)  $(19.4)  $ (58.3) $(565.1)
                                                                             ======   ======   =======  =======
     Capital expenditures                                                    $ 12.1   $ 13.3   $  21.7  $  23.3
                                                                             ======   ======   =======  =======

     ----------------------------------------------
     (1)  All references to tons refer to metric tons of 2,204.6 pounds.
     (2)  Includes net sales of bauxite.
     (3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.



              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

     Net Sales

          Bauxite and Alumina - Revenue from net sales to third parties for the bauxite and alumina segment was $111.7 million in the second quarter of 1994, compared with $102.3 million in the second quarter of 1993, and $204.6 million in the first half of 1994, compared with $201.3 million in the first half of 1993. Revenue from alumina increased 14% to $91.3 million in the second quarter of 1994 from $80.2 million in the second quarter of 1993, principally due to increased shipments partially offset by lower average realized prices.
     Revenue from alumina increased 2% to $163.8 million in the first half of 1994 from $160.2 million in the first half of 1993, as increased shipments were substantially offset by lower average realized prices.

         Aluminum Processing - Revenue from net sales to third parties for the aluminum processing segment was $347.8 million in the second quarter of 1994, compared with $329.9 million in the second quarter of 1993, and $670.0 million in the first half of 1994, compared with $673.5 million in the first half of 1993. Revenue from primary aluminum increased 11% to $76.8 million in the second quarter of 1994 from $69.4 million in the second quarter of 1993, principally due to increased shipments, partially offset by lower average realized prices, and decreased 4% to $154.1 million in the first half of 1994 from $160.6 million in the first half of 1993, primarily because of lower average realized prices and, to a lesser extent, lower shipments. Shipments of primary aluminum to third parties constituted approximately 38% and 39% of total aluminum products shipments in the second quarter and first half of 1994, respectively, compared with approximately 36% and 41% in the second quarter and first half of 1993. Revenue from fabricated aluminum products increased 4% to $267.4 million in the second quarter of 1994 from $257.2 million in the second quarter of 1993, due to increased shipments, partially offset by lower average realized prices, and remained approximately the same in the first half of 1994 compared with the first half of 1993, as increased shipments were offset by lower average realized prices.

     Operating Loss

          The Company had an operating loss of $14.2 million in the second quarters of 1994 and 1993, and $39.8 million in the first half of 1994 compared with $23.9 million in the first half of 1993.

          Bauxite and Alumina - This segment's operating loss in the second quarter of 1994 was $.1 million compared with $4.2 million in the second quarter of 1993, and was $2.5 million in the first half of 1994 compared with $4.1 million in the first half of 1993. The decline in loss is principally due to increased shipments of alumina, partially offset by lower average realized prices for alumina.

          Aluminum Processing - This segment's operating income was $4.1 million in the second quarter of 1994, compared with $8.3 million in the second quarter of 1993, as increased shipments of primary aluminum and fabricated aluminum products were more than offset by lower average realized prices of these products. This segment's operating loss was $1.9 million in the first half of 1994, compared with operating income of $17.3 million in the first half of 1993, principally due to lower average realized prices of primary aluminum and fabricated aluminum products, partially offset by increased shipments of fabricated aluminum products.

          Corporate - Corporate operating expenses of $18.2 million and $18.3 million in the second quarter of 1994 and 1993 and $35.4 million and $37.1 million in the first half of 1994 and 1993 represented corporate general and administrative expenses, which are not allocated to the Company's segments.


              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

     Extraordinary Loss on Early Extinguishment of Debt

          In the first quarter of 1994, the Company recorded a pre-tax extraordinary loss of $8.3 million ($5.4 million after taxes), consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement.

          The Company recorded a pre-tax extraordinary loss of $33.0 million in the first quarter of 1993 ($21.8 million after taxes), consisting primarily of premiums and the write-off of unamortized discount and deferred financing costs related to the early redemption of the 14-1/4% Senior Subordinated Notes due 1995.

     Cumulative Effect of Changes in Accounting Principles

          As of January 1, 1993, the Company adopted Statement of Financial
     Accounting Standards No. 106, Employers' Accounting for Postretirement
     Benefits Other Than Pensions ("SFAS 106"), Statement of Financial
     Accounting Standards No. 109, Accounting for Income Taxes ("SFAS
     109"), and Statement of Financial Accounting Standards No. 112,
     Employers' Accounting for Postemployment Benefits ("SFAS 112").

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

     Net Loss

          The Company recorded a net loss of $23.6 million, or $.50 per common and common equivalent share, for the second quarter of 1994, compared with a net loss of $19.4 million, or $.34 per common and common equivalent share, for the second quarter of 1993. For the first half of 1994, net loss was $58.3 million, or $1.17 per common and common equivalent share, compared with $565.1 million, or $9.84 per common and common equivalent share, in the same period of 1993.
     The principal reasons for the decrease in net loss were the cumulative effect of changes in accounting principles of $507.3 million and the extraordinary loss of $21.8 recorded in the first quarter of 1993, partially offset by higher operating losses and the 1994 extraordinary loss described above.

     Financial Condition
     -------------------
          At June 30, 1994, the Company had working capital of $323.4 million and long-term debt of $747.9 million as compared to working capital of $278.6 million and long-term debt of $720.2 million at
     December 31, 1993.


              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

          In the first quarter of 1994, the Company consummated the public offering of 8,855,550 shares of its PRIDES. The net proceeds from the sale of the PRIDES were approximately $100.4 million. The Company used such net proceeds to make non-interest-bearing loans to KACC in the aggregate principal amount of $33.2 million (the aggregate dividends scheduled to accrue on the PRIDES from the issuance date until December 31, 1997, the date on which the outstanding PRIDES are mandatorily convertible into shares of the Company's common stock) and used the balance of such net proceeds to make capital contributions to KACC in the aggregate amount of approximately $67.2 million.

          The offering of the PRIDES, issuance of the Senior Notes, and entering into the 1994 Credit Agreement were the final steps of a comprehensive refinancing plan which the Company and KACC began in January 1993 which extended the maturities of the Company's outstanding indebtedness, enhanced its liquidity, and raised new equity capital.

          The 1994 Credit Agreement was amended as of July 21, 1994, by
     First Amendment to Credit Agreement (the "First Amendment").  The
     First Amendment provided, among other things, for an increase in the revolving line of credit from $250.0 million to $275.0 million, and for an increase in the inventory sub-limit of the borrowing base from $175.0 million to $200.0 million, under the 1994 Credit Agreement.

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

     Sensitivity to Prices and Hedging Programs
     ------------------------------------------
          To mitigate its exposure to declines in the market prices of alumina and primary aluminum, while retaining the ability to participate in favorable pricing environments that may materialize, the Company has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum.  Under the principal components of the Company's price risk management strategy, which can be modified at any time, (i)
     varying quantities of the Company's anticipated production are sold forward at fixed prices, (ii) call options are purchased to allow the
     Company to participate in certain higher market prices, should they materialize, for a portion of the Company's excess primary aluminum and alumina sold forward, (iii) option contracts are entered into to establish a price range the Company will receive for a portion of its excess primary aluminum and alumina, and (iv) put options are purchased to establish minimum prices the Company will receive for a portion of its excess primary aluminum and alumina.  Since June 30,
     1994, in addition to the positions which have expired pursuant to their terms, the Company has adjusted certain of its hedge positions.
     In respect of its remaining 1994 anticipated primary aluminum and alumina production, as of the date of this report, the Company had sold forward 59,200 metric tons of primary aluminum at fixed prices, and had purchased call options in respect of 25,000 metric tons of primary aluminum.  Further, in respect of its 1995 anticipated primary aluminum production, as of the date of this report, the Company had sold forward 42,200 metric tons of primary aluminum at fixed prices, had purchased call options in respect of 30,000 metric tons of primary aluminum, had entered into option contracts that established a price range for 90,000 metric tons of primary aluminum, and had purchased put options to establish a minimum price for 181,500 metric tons of primary aluminum.

          In addition, since several alumina sales contracts have pricing provisions which link the selling price of alumina to the spot price of primary aluminum, the Company has hedged a portion of its 1995 alumina sales on the primary aluminum forward market. As of the date of this report, the Company had sold 34,000 metric tons of primary aluminum forward at fixed prices. See Note 6 of the Notes to Interim
     Consolidated Financial Statements for derivative positions at June 30,
     1994.



     Trends
     ------

          In response to a power reduction imposed by the Bonneville Power
     Administration ("BPA") in the Pacific Northwest, the Company in
     January 1993 removed three reduction potlines from production in Washington (two at its Mead smelter and one at its Tacoma smelter).
     The Company has operated these smelters at such reduced operating rate since that time. Although full BPA power was restored as of April 1, 1994, a 25% power reduction was imposed again by the BPA as of August
     1, 1994, which reduction is expected to continue through at least
     November 30, 1994. The Company cannot predict whether full power will be provided by the BPA after November 30, 1994, or whether power will otherwise become available at a price acceptable to the Company. The
     Company currently anticipates that it will operate its Mead and Tacoma smelters during the remainder of 1994 at a rate which does not exceed the current operating rate of 75% of full capacity for such smelters.
     Furthermore, after continued assessment of current market conditions, on May 15, 1994, the Company curtailed about 40,000 metric tons of primary aluminum-making capacity at its 90%-owned Volta Aluminium
     Company Limited ("VALCO") smelter in Ghana, West Africa. The tonnage accounts for about 20% of VALCO's annual capacity and about 9.3% of the Company's current annual production. With this cutback and those taken at the Company's Pacific Northwest smelters in January 1993, the Company is operating at an annual production rate of approximately
     390,000 metric tons of primary aluminum, or 77% of its total annual rated capacity of 508,000 metric tons.

          During the first half of 1994, the Company's average realized prices from sales of alumina, primary aluminum, and fabricated aluminum products declined from their 1993 levels. The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. If the Company's average realized sales prices during the remainder of 1994 for substantial quantities of its primary aluminum and alumina were based on the current market price of primary aluminum, the Company would continue to sustain net losses in 1994, which would be expected to exceed the loss for the year 1993 ($81.5 million) before
     (a) extraordinary loss and cumulative effect of changes in accounting principles, (b) the charges related to the restructuring of the Trentwood plant and certain other facilities, and (c) certain other charges principally related to a reduction in the carrying value of the Company's inventories and the establishment of additional litigation and environmental reserves.










              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                           PART II - OTHER INFORMATION


     Item 1.  LEGAL PROCEEDINGS
              -----------------
     Aberdeen Pesticides Dumps Site Matter

          As more fully described in "Item 3. LEGAL PROCEEDINGS--Aberdeen
     Pesticide Dumps Site Matter" in the Company's Report on Form 10-K for the fiscal year ended December 31, 1993 (the "10-K"), by letters dated
     December 30, 1993, the Environmental Protection Agency (the "EPA") notified KACC of its potential liability for, and requested that KACC, along with certain other named companies, undertake or agree to finance, groundwater remediation at certain of the Sites as (defined in the 10-K).

          On June 22, 1994, the EPA issued two Unilateral Administrative
     Orders under Section 106(a) of CERCLA under U.S. EPA Docket
     No. 94-28-C and U.S. EPA Docket No. 94-27-C, respectively, ordering the named respondents to design and implement the groundwater remediation remedy for the Farm Chemicals and Twin
     Sites and for the Fairway Six Site. In addition to KACC, the Unilateral Administrative Order for the Farm Chemicals and Twin Site areas named as respondents J. M. Taylor, Grower Service Corporation,
     E. I. Du Pont de Nemours and Company, Olin Corporation, UCI
     Holdings, Inc., Union Carbide Corporation, Hercules, Inc., Ciba-Geigy
     Corporation, Farm Chemicals, Inc., Mobil Oil Corporation, Shell Oil
     Company, The Boots Company (USA) Inc., Nor-Am Chemical Co., and Miles,
     Inc. Named as respondents in addition to KACC for the Fairway Six Site area were J.M. Taylor, George Anderson, Grower Service Corporation,
     E. I. Du Pont de Nemours and Company, Olin Corporation, UCI Holdings,
     Inc., Ciba-Geigy Corporation, Robert Trent Jones, Yadco of Pinehurst,
     Inc., Dan Maples, Pits Management Corporation, Partners in the Pits, and Maples Golf Construction, Inc.

          KACC has reached an agreement in principle with certain of the respondents to participate jointly in responding to both of the Unilateral Administrative Orders, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the U.S. District Court.

          A definitive PRP Participation Agreement is under negotiation by the participating respondents. The participating respondents are also in the process of notifying the EPA of their intent to comply with the Unilateral Administrative Orders to the extent consistent with applicable law.


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ----------------------------------------------------
          The annual meeting of stockholders of Kaiser Aluminum Corporation was held on May 25, 1994, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company.

          The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of abstentions and broker nonvotes with respect to each such nominee:

     Nominees for Director
     ---------------------
     Robert J. Cruikshank

        Votes For:                            61,093,237
        Votes Against:
        Votes Withheld:                          132,040
        Abstentions:
        Broker Nonvotes:

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               (continued)


     George T. Haymaker, Jr.

        Votes For:                            61,100,987
        Votes Against:
        Votes Withheld:                          134,290
        Abstentions:
        Broker Nonvotes:

     Charles E. Hurwitz

        Votes For:                            61,082,870
        Votes Against:
        Votes Withheld:                          142,400
        Abstentions:
        Broker Nonvotes:

     Ezra G. Levin

        Votes For:                            61,090,737
        Votes Against:
        Votes Withheld:                          134,540
        Abstentions:
        Broker Nonvotes:

     Robert Marcus

        Votes For:                            61,099,527
        Votes Against:
        Votes Withheld:                          125,750
        Abstentions:
        Broker Nonvotes:

     Paul D. Rusen

        Votes For:                            61,090,437
        Votes Against:
        Votes Withheld:                          134,840
        Abstentions:
        Broker Nonvotes:









              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------
         (a)   Exhibits.

         Exhibit No.                   Exhibit
         -----------                   -------

            4.1  First Amendment to Credit Agreement, dated as of July 21,
                 1994, amending the Credit Agreement, dated as of February
                 17, 1994, among the Company, Kaiser Aluminum & Chemical
                 Corporation, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent.

           10.1  Compensation Agreement, dated July 18, 1994, between Kaiser
                 Aluminum & Chemical Corporation and Larry L. Watts.

           10.2  Compensation Agreement, dated July 18, 1994, between Kaiser
                 Aluminum & Chemical Corporation and Geoff S. Smith.

           27    Financial Data Schedule

         (b)   Reports on Form 8-K.

          No report on Form 8-K was filed by the Company during the quarter ended June 30, 1994.











                                    SIGNATURE
                                    ---------
             Pursuant to the requirements of the Securities Exchange Act of
     1934,  the  registrant has duly caused this report to be signed on its behalf  by  the  undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.


                                        KAISER ALUMINUM CORPORATION


                                        /s/  John T. La Duc
                                        By:------------------------
                                             John T. La Duc
                                           Vice President and
                                         Chief Financial Officer

     Dated:  August 12, 1994




                                  - 18 -

