Form 10-Q
period 1994-09-30
KAISER ALUMINUM CORP
filed 1994-11-10
CIK 811596

======================================================================



                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1994

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


                             (713) 267-3777
          (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
  for the past 90 days.  Yes   X        No
                             ------       ------

     As of October 31, 1994, the registrant had 58,201,263 shares of common stock outstanding.




  ====================================================================

          KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


                     PART I - FINANCIAL INFORMATION



  Item 1.  FINANCIAL STATEMENTS

     The following interim consolidated financial statements of the registrant and its consolidated subsidiary companies are set forth below in response to Item 1, Part I, of this Form 10-Q:

           Consolidated Balance Sheets
           - September 30, 1994 (unaudited) and December 31, 1993;

           Statements of Consolidated Loss (unaudited)
           -  quarter and nine months ended September 30, 1994 and 1993;

           Statements of Consolidated Cash Flows (unaudited)
           - nine months ended September 30, 1994 and 1993.

     For further information, refer to the consolidated financial statements and the footnotes thereto included in the annual report of the registrant on Form 10-K for the year ended December 31, 1993.

          KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       CONSOLIDATED BALANCE SHEETS
                        (In millions of dollars)
                                                                    September 30,     December 31,
                                                                        1994              1993
                                                                    -------------     -----------
                                                                     (Unaudited)

                                Assets
  Current assets:
    Cash and cash equivalents                                         $   53.1          $   14.7
    Receivables                                                          214.0             234.7
    Inventories                                                          413.2             426.9
    Prepaid expenses and other current assets                             98.3              60.7
                                                                      --------          --------
      Total current assets                                               778.6             737.0

  Investments in and advances to unconsolidated affiliates               171.4             183.2
  Property, plant, and equipment--net                                  1,125.2           1,163.7
  Deferred income taxes                                                  268.9             210.8
  Other assets                                                           254.1             233.2
                                                                      --------          --------
      Total                                                           $2,598.2          $2,527.9
                                                                      ========          ========

                  Liabilities & Stockholders' Equity

  Current liabilities:
    Accounts payable                                                  $  126.1          $  126.3
    Accrued interest                                                      13.5              23.6
    Accrued salaries, wages, and related expenses                         66.3              56.1
    Accrued postretirement benefit obligation--current portion            47.6              47.6
    Other accrued liabilities                                            137.1             133.2
    Payable to affiliates                                                 79.7              62.4
    Short-term borrowings                                                                     .5
    Long-term debt--current portion                                       11.5               8.7
                                                                      --------          --------
      Total current liabilities                                          481.8             458.4

  Long-term liabilities                                                  499.2             501.8
  Accrued postretirement benefit obligation                              723.4             713.1
  Long-term debt                                                         744.7             720.2
  Minority interests                                                     111.6             105.0
  Stockholders' equity:
    Preferred stock                                                         .6                .2
    Common stock                                                            .6                .6
    Additional capital                                                   527.5             425.9
    Accumulated deficit                                                 (469.6)           (375.7)
    Additional minimum pension liability                                 (21.6)            (21.6)
                                                                      --------          --------
      Total stockholders' equity                                          37.5              29.4
                                                                      --------          --------
      Total                                                           $2,598.2          $2,527.9
                                                                      ========          ========

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

          KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED LOSS
                               (Unaudited)
             (In millions of dollars, except share amounts)
                                                                Quarter Ended       Nine Months Ended
                                                                September 30,         September 30,
                                                              ----------------    -------------------
                                                               1994      1993       1994        1993
                                                              ------    ------    --------    -------
  Net sales                                                   $461.1    $428.4    $1,335.7    $1,303.2
                                                              ------    ------    --------    --------

  Costs and expenses:
    Cost of products sold                                      416.0     389.9     1,222.8     1,181.0
    Depreciation                                                22.8      24.4        72.8        72.9
    Selling, administrative, research and development,
      and general                                               29.2      31.6        86.8        90.7
                                                              ------    ------    --------    --------
      Total costs and expenses                                 468.0     445.9     1,382.4     1,344.6
                                                              ------    ------    --------    --------

  Operating loss                                                (6.9)    (17.5)      (46.7)      (41.4)

  Other income (expense):
    Interest and other income (expense)--net                     (.7)      3.0         2.5        10.0
    Interest expense                                           (22.3)    (20.5)      (65.9)      (63.8)
                                                              ------    ------    --------    --------
  Loss before income taxes, minority interests,
    extraordinary loss, and cumulative effect of
    changes in accounting principles                           (29.9)    (35.0)     (110.1)      (95.2)

  Credit for income taxes                                       10.5      14.4        38.6        39.5

  Minority interests                                            (1.4)      (.4)       (2.2)       (1.3)
                                                              ------    ------    --------    --------
  Loss before extraordinary loss and cumulative effect
    of changes in accounting principles                        (20.8)    (21.0)      (73.7)      (57.0)

  Extraordinary loss on early extinguishment of debt, net
    of tax benefit of $2.9 and $11.2 for 1994 and 1993
    periods, respectively                                                             (5.4)      (21.8)

  Cumulative effect of changes in accounting principles,
    net of tax benefit of $237.7                                                                (507.3)
                                                              ------    ------    --------    --------
  Net loss                                                     (20.8)    (21.0)      (79.1)     (586.1)
  Dividends on preferred stock                                  (5.3)     (3.2)      (14.8)       (3.2)
                                                              ------    ------    --------    --------
  Net loss attributable to common shareholders                $(26.1)   $(24.2)   $  (93.9)   $ (589.3)
                                                              ======    ======    ========    ========
  Per common and common equivalent share:
    Loss before extraordinary loss and cumulative
      effect of changes in accounting principles              $ (.45)   $ (.42)   $  (1.53)   $  (1.05)
    Extraordinary loss                                                                (.09)       (.38)
    Cumulative effect of changes in accounting principles                                        (8.85)
                                                              -------   ------    --------    --------
    Net loss                                                  $ (.45)   $ (.42)   $  (1.62)   $ (10.28)
                                                              ======    ======    ========    ========
  Weighted average common and common equivalent
    shares outstanding (000)                                  58,161    57,332      58,118      57,330
                                                              ======    ======    ========    ========

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

          KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (Unaudited)
                        (In millions of dollars)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                    --------------------
                                                                                      1994        1993
                                                                                    -------     --------
  Cash flows from operating activities:
   Net loss                                                                         $ (79.1)    $ (586.1)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation                                                                      72.8         72.9
     Amortization of deferred financing costs and discount on long-term debt            4.8          8.5
     Non-cash postretirement benefit expenses other than pensions                      10.4         14.6
     Minority interests                                                                 2.2          1.3
     Extraordinary loss on early extinguishment of debt                                 5.4         21.8
     Cumulative effect of changes in accounting principles                                         507.3
     Decrease in accrued and deferred income taxes                                    (46.2)       (48.8)
     Equity in losses of unconsolidated affiliates                                      3.2         11.8
     (Decrease) increase in accrued interest                                           (9.8)         5.7
     Incurrence of financing costs                                                    (19.1)       (12.0)
     Decrease in receivables                                                           13.4         25.2
     Decrease in inventories                                                           13.7          8.8
     (Increase) decrease in prepaid expenses and other current assets                 (13.2)        12.8
     Decrease in accounts payable                                                       (.3)       (31.3)
     Increase (decrease) in payable to affiliates and accrued liabilities               5.3        (10.1)
     Other                                                                              5.5         (4.8)
                                                                                    -------     --------
       Net cash used for operating activities                                         (31.0)        (2.4)
                                                                                    -------     --------
  Cash flows from investing activities:
   Net proceeds from disposition of property and investments                            4.2         11.6
   Capital expenditures                                                               (37.5)       (36.4)
   Redemption fund for minority interest preference stock                              (1.2)         (.2)
                                                                                    -------     --------
       Net cash used for investing activities                                         (34.5)       (25.0)
                                                                                    -------     --------
  Cash flows from financing activities:
   Repayments of long-term debt, including revolving credit                          (326.2)    (1,011.3)
   Borrowings of long-term debt, including revolving credit                           353.5        920.0
   Borrowings from MAXXAM Group Inc. (see supplemental disclosure below)                            15.0
   Tender premiums and other costs of early extinguishment of debt                                 (27.1)
   Net short-term (payments) borrowings                                                 (.5)        13.7
   Dividends paid                                                                     (14.8)        (3.2)
   Capital stock issued                                                               100.4        119.3
   Redemption of minority interests' preference stock                                  (8.5)        (4.2)
                                                                                    -------     --------
       Net cash provided by financing activities                                      103.9         22.2
                                                                                    -------     --------

  Net increase (decrease) in cash and cash equivalents during the period               38.4         (5.2)
  Cash and cash equivalents at beginning of period                                     14.7         19.1
                                                                                    -------     --------
  Cash and cash equivalents at end of period                                        $  53.1     $   13.9
                                                                                    =======     ========

  Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest                                       $  70.9    $    49.6
   Income taxes paid                                                                    9.7          9.3
   Tax allocation payments from MAXXAM Inc.                                            (3.6)
  Supplemental disclosure of non-cash financing activities:
   Exchange of the borrowings from MAXXAM Group Inc. for capital stock                         $    15.0

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

          KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions of dollars)

  1. General

     Kaiser Aluminum Corporation ("Kaiser" or the "Company") is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM owns approximately 59% of Kaiser's common stock, assuming the conversion of each outstanding $.65 Depositary Share and each outstanding share of PRIDES (as defined below) into one share of Kaiser's common stock, with the remaining 41% publicly held. The Company operates through its direct subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC").

     The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the first nine months of 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Certain reclassifications of prior-period information were made to conform to the current presentation.

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

     At September 30, 1994, 28,000,000 shares of the Company's common stock owned by MAXXAM were pledged as security for debt issued by a subsidiary of MAXXAM, consisting of $100.0 aggregate principal amount of 11-1/4% Senior Secured Notes due 2003, and $126.7 aggregate principal amount of 12-1/4% Senior Secured Discount Notes due 2003.

  2. Inventories

     The classification of inventories is as follows:

                                                             September 30,      December 31,
                                                                  1994              1993
                                                             -------------      -------------
     Finished fabricated products                                $ 58.1            $ 83.7
     Primary aluminum and work in process                         158.8             141.4
     Bauxite and alumina                                           88.1              94.0
     Operating supplies and repair and maintenance parts          108.2             107.8
                                                                 ------            ------
        Total                                                    $413.2            $426.9
                                                                 ======            ======

     Substantially all product inventories are stated at last-in, first-out (LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       (In millions of dollars)

  3. Long-Term Debt

     Long-term debt is as follows:

                                                            September 30,     December 31,
                                                                 1994             1993
                                                            -------------     ------------
     1994 Credit Agreement
     1989 Credit Agreement (6.59% at December 31, 1993)
        Revolving Credit Facility                                                $188.0
     9-7/8% Senior Notes, net of discount of $1.4               $223.6
     Pollution Control and Solid Waste Disposal Facilities
        Obligations (6.00% - 7.75%)                               38.1             39.2
     Alpart CARIFA Loan (fixed and variable rates)                60.0             60.0
     Alpart Term Loan (8.95%)                                     18.8             25.0
     12-3/4% Senior Subordinated Notes                           400.0            400.0
     Other borrowings (fixed and variable rates)                  15.7             16.7
                                                                ------           ------
        Total                                                    756.2            728.9

     Less current portion                                         11.5              8.7
                                                                ------           ------
        Long-term debt                                          $744.7           $720.2
                                                                ======           ======

     On February 17, 1994, the Company and KACC entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), Bank of America National Trust and Savings Association, and certain other lenders (as amended, the "1994 Credit Agreement"). The 1994 Credit Agreement consists of a $275.0 five-year secured, revolving line of credit, scheduled to mature in 1999, and replaces the credit agreement entered into in December 1989 by the Company and KACC with a syndicate of commercial banks and other financial institutions (as amended, the "1989 Credit Agreement"). KACC is able to borrow under the facility by means of revolving credit advances and letters of credit in an aggregate amount equal to the lesser of $275.0 or a borrowing base related to eligible accounts receivable plus eligible inventory. As of September 30, 1994, $65.8 of letters of credit were outstanding, leaving $209.2 of borrowing capacity unused under the 1994 Credit Agreement (of which $59.2 could have been used for letters of credit). The 1994 Credit Agreement is unconditionally guaranteed by the Company and by certain significant subsidiaries of KACC. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to (i) a Reference Rate (as defined) plus 1-1/2% or (ii) LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% based upon a financial test, determined quarterly. The 1994 Credit Agreement was amended as of July 21, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

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

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       (In millions of dollars)


  4. Net Loss per Common and Common Equivalent Share

     Net loss per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during each period. For the quarter and nine months ended September 30, 1994, common stock equivalents of 19,382,950 attributable to the Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares") and 8,855,550 attributable to the PRIDES were excluded from the calculation of weighted average shares because they were antidilutive. Aggregate dividends on the Series A Shares and the PRIDES ($5.3 and $14.8 for the quarter and nine months ended September 30, 1994, respectively) are added to net loss for the purpose of calculating net loss per common and common equivalent share.

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

     Based upon the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1994, the balance of such accruals, which is primarily included in Long-term liabilities, was $38.2.

     These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based upon presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to the environmental accrual will be approximately $4.0 to $8.0 for the years 1994 through 1998 and an aggregate of approximately $12.7 thereafter.

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

     Asbestos Contingencies - KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. As of the date of this report, the number of such lawsuits pending was approximately 21,300.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       (In millions of dollars)


     Based upon prior experience, the Company estimates annual future cash payments in connection with such litigation of approximately $8.0 to $13.0 for each of the years 1994 through 1998, and an aggregate of approximately $98.9 thereafter through 2007. Based upon past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2007. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2007 and, accordingly, no accrual has been recorded for such costs which may be incurred.
  This accrual was calculated based upon the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, the advice of counsel, and the anticipated effects of inflation and discounting at an estimated risk-free rate. Accordingly, an asbestos-related cost accrual of $103.1 is included primarily in Long-term liabilities at September 30, 1994. The aggregate amount of the undiscounted liability at September 30, 1994, is $144.7, before considerations for insurance recoveries.

     The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, the Company believes, based upon prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, estimated insurance recoveries of $95.3, determined on the same basis as the asbestos-related cost accrual, are recorded primarily in Other assets as of September 30, 1994.

     Based upon the factors discussed in the two preceding paragraphs, management currently believes that the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of insurance recoveries should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

     Other Contingencies - The Company or KACC is involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the ultimate outcome of such matters and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

  6. Derivative Financial Instruments and Related Hedging Programs

     KACC enters into a number of financial instruments with off-balance-sheet risk in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates, alumina and primary aluminum prices, and the cost of purchased commodities.

     KACC has significant expenditures which are denominated in foreign currencies related to long-term purchase commitments with its affiliates in Australia and the United Kingdom, which expose KACC to certain exchange rate risks. In order to mitigate its exposure, KACC periodically enters into forward foreign exchange and currency option contracts in Australian Dollars and Pounds Sterling to hedge these commitments. The forward foreign currency exchange contracts are agreements to purchase or sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. At September 30, 1994, KACC had net forward foreign

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       (In millions of dollars)


  exchange contracts totaling approximately $17.2 for the purchase of
  25.5 million Australian Dollars through May 1995. The option contracts are agreements that establish the maximum price or establish a range of prices at which the foreign currency may be acquired. At September 30, 1994, such options established a price range of $15.1 to $15.8 for the purchase of 24.0 million Australian Dollars through December 1994, and established a maximum price of $1.5 for the purchase of 1.0 million Pounds Sterling through December 1994.

     To mitigate its exposure to declines in the market prices of alumina and primary aluminum, while retaining the ability to participate in favorable pricing environments that may materialize, KACC has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. Under the principal components of KACC's price risk management strategy, which can be modified at any time, (i) varying quantities of KACC's anticipated production are sold forward at fixed prices; (ii) call options are purchased to allow KACC to participate in certain higher market prices, should they materialize, for a portion of KACC's excess primary aluminum and alumina sold forward; (iii) option contracts are entered into to establish a price range KACC will receive for a portion of its excess primary aluminum and alumina; and (iv) put options are purchased to establish minimum prices KACC will receive for a
  portion of its excess primary aluminum and alumina.   In this
  regard, in respect of its remaining 1994 anticipated primary aluminum and alumina production, as of September 30, 1994, KACC had sold forward 11,250 metric tons of primary aluminum at fixed prices, and had purchased call options in respect of 15,000 metric tons of primary aluminum. Further, in respect of its 1995 anticipated primary aluminum production, as of September 30, 1994, KACC had sold forward 41,700 metric tons of primary aluminum at fixed prices, purchased call options in respect of 30,000 metric tons of primary aluminum, purchased put options to establish a minimum price for 181,500 metric tons of primary aluminum, and entered into option contracts that established a price range for 12,000 metric tons of primary aluminum. In addition, since several alumina sales contracts have pricing provisions which link the selling price of alumina to the spot price of primary aluminum, KACC has hedged a portion of its 1995 alumina sales on the primary aluminum forward market. As of September 30, 1994, KACC had sold 37,500 metric tons of primary aluminum forward at fixed prices and entered into option contracts that established a price range for 78,000 metric tons of primary aluminum in respect of such alumina sales contracts. KACC will not receive the benefit of market price increases to the extent
  (i) the quantity of production sold forward is greater than the tonnage covered by the purchased call options; (ii) market prices exceed the prices at which primary aluminum is sold forward, but are less than the strike price of the purchased call options, on the tonnage covered by the options; or (iii) market prices exceed the maximum of the price range on the tonnage covered by the option contracts entered to establish a price range.

     In addition, KACC enters into forward fixed price arrangements with certain customers which provide for the delivery of a specific quantity of fabricated aluminum products over a specified future period of time. In order to establish the cost of primary aluminum for a portion of such sales, KACC may enter into forward and options contracts. In this regard, at September 30, 1994, KACC had purchased 9,000 metric tons of primary aluminum forward purchase contracts at fixed prices that expire at various times through December 1995.

     KACC has also entered into a natural gas pricing contract to fix future prices of a portion (20,000 million BTU's per day) of a plant's natural gas supply through March 1995.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       (In millions of dollars)


     At September 30, 1994, the net unrealized gain on KACC's position in forward foreign exchange and foreign currency options was $3.0 and the net unrealized loss on aluminum forward sales and option contracts and the natural gas pricing contract was $39.5, based on dealer quoted prices. Gains and losses arising from the use of hedging instruments are reflected in the Company's operating results concurrently with the consummation of the underlying hedged transactions.

     KACC is exposed to credit risk in the event of non-performance by other parties to these currency and commodity contracts, but KACC does not anticipate non-performance by any of these counter-parties.


  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the response to
  Item 1, Part I, of this Report.

  Results of Operations

     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters and nine months ended September 30, 1994 and 1993. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

             SELECTED OPERATIONAL AND FINANCIAL INFORMATION
          (In millions of dollars, except shipments and prices)
                                                                          Quarter Ended     Nine Months Ended
                                                                          September 30,       September 30,
                                                                         --------------     -----------------
                                                                         1994      1993      1994       1993
                                                                        ------    ------    ------     ------
  Shipments: (000 tons)<F1>
   Alumina                                                               534.9     576.9    1,577.3    1,508.5
   Aluminum processing:
     Primary aluminum                                                     48.4      55.3      175.8      183.4
     Fabricated aluminum products                                        105.4      92.9      307.1      280.0
                                                                        ------    ------   --------   --------
      Total aluminum products                                            153.8     148.2      482.9      463.4
                                                                        ======    ======   ========   ========
  Average realized sales price:
   Alumina (per ton)                                                    $  171    $  165   $    162   $    169
   Primary aluminum (per pound)                                            .60       .56        .56        .57

  Net sales:
   Bauxite and alumina:
     Alumina                                                            $ 91.5    $ 95.3   $  255.3   $  255.5
     Other<F2><F3>                                                        19.8      23.0       60.6       64.1
                                                                        ------    ------   --------   --------
      Total bauxite and alumina                                          111.3     118.3      315.9      319.6
                                                                        ------    ------   --------   --------
   Aluminum processing:
     Primary aluminum                                                     64.1      68.7      218.2      229.3
     Fabricated aluminum products                                        281.9     238.3      790.8      744.6
     Other<F3>                                                             3.8       3.1       10.8        9.7
                                                                        ------    ------   --------   --------
      Total aluminum processing                                          349.8     310.1    1,019.8      983.6
                                                                        ------    ------   --------   --------
         Total net sales                                                $461.1    $428.4   $1,335.7   $1,303.2
                                                                        ======    ======   ========   ========
  Operating income (loss):
   Bauxite and alumina                                                  $  7.8    $  2.3   $    5.3   $   (1.8)
   Aluminum processing                                                     3.3      (4.7)       1.4       12.6
   Corporate                                                             (18.0)    (15.1)     (53.4)     (52.2)
                                                                        ------    ------   --------   --------
     Total operating loss                                               $ (6.9)   $(17.5)  $  (46.7)  $  (41.4)
                                                                        ======    ======   ========   ========
  Loss before income taxes, minority interests, extraordinary loss,
   and cumulative effect of changes in accounting principles            $(29.9)   $(35.0)  $ (110.1)  $  (95.2)
                                                                        ======    ======   ========   ========
  Loss before extraordinary loss and cumulative effect of changes
    in accounting principles                                            $(20.8)   $(21.0)  $  (73.7)  $  (57.0)
  Extraordinary loss on early extinguishment of debt, net of tax
   benefit of $2.9 and $11.2 for 1994 and 1993 periods, respectively                           (5.4)     (21.8)
  Cumulative effect of changes in accounting principles, net of tax
   benefit of $237.7                                                                                    (507.3)
                                                                        ------    ------   --------   --------
  Net loss                                                              $(20.8)   $(21.0)  $  (79.1)  $ (586.1)

                                                                        ======    ======   ========   ========
  Capital expenditures                                                  $ 15.8    $ 13.1   $   37.5   $   36.4
                                                                        ======    ======   ========   ========

  -------------------------------------------------
  <F1> All references to tons refer to metric tons of 2,204.6 pounds.
  <F2> Includes net sales of bauxite.
  <F3> Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


  Net Sales

     Bauxite and Alumina - Revenue from net sales to third parties for the bauxite and alumina segment was $111.3 million in the third quarter of 1994, compared with $118.3 million in the third quarter of 1993, and $315.9 million in the first nine months of 1994, compared with $319.6 million in the first nine months of 1993. Revenue from alumina decreased 4% to $91.5 million in the third quarter of 1994 from $95.3 million in the third quarter of 1993, principally due to decreased shipments partially offset by higher average realized prices. Revenue from alumina was $255.3 million in the first nine months of 1994, compared with $255.5 million in the first nine months of 1993, as increased shipments were offset by lower average realized prices.

     Aluminum Processing - Revenue from net sales to third parties for the aluminum processing segment was $349.8 million in the third quarter of 1994, compared with $310.1 million in the third quarter of 1993, and $1,019.8 million in the first nine months of 1994, compared with $983.6 million in the first nine months of 1993. Revenue from primary aluminum decreased 7% to $64.1 million in the third quarter of 1994 from $68.7 million in the third quarter of 1993, principally due to decreased shipments, partially offset by higher average realized prices, and decreased 5% to $218.2 million in the first nine months of 1994 from $229.3 million in the first nine months of 1993, primarily because of lower shipments and, to a lesser extent, lower average realized prices. Shipments of primary aluminum to third parties constituted approximately 31% and 36% of total aluminum products shipments in the third quarter and first nine months of 1994, respectively, compared with approximately 37% and 40% in the third quarter and first nine months of 1993. Revenue from fabricated aluminum products increased 18% to $281.9 million in the third quarter of 1994 from $238.3 million in the third quarter of 1993, due to increased shipments and, to a lesser extent, higher average realized prices, and increased 6% to $790.8 million in the first nine months of 1994 from $744.6 million in the first nine months of 1993, as increased shipments were partially offset by lower average realized prices. Although KACC has realized improved prices for all of its products in the third quarter of 1994 compared with the third quarter of 1993 and the second quarter of 1994, the third-quarter results continued to be unfavorably affected by: the defensive hedging of primary aluminum prices in respect of 1994 shipments, which were put in place prior to refinancings carried out in 1994 and recent improvements in metal prices; energy-related curtailments of primary aluminum production (see "Trends"); relatively low fixed-price contracts for can sheet, which will expire at year-end; and the lag time in more fully realizing margin improvements associated with the recently announced price increases for other fabricated products.

  Operating Loss

     The Company had an operating loss of $6.9 million in the third quarter of 1994, compared with $17.5 million in the third quarter of 1993, and $46.7 million in the first nine months of 1994, compared with $41.4 million in the first nine months of 1993.

     Bauxite and Alumina - This segment's operating income in the third quarter of 1994 was $7.8 million, compared with $2.3 million in the third quarter of 1993, and was $5.3 million in the first nine months of 1994, compared with an operating loss of $1.8 million in the first nine months of 1993. The increase in operating income was principally due to lower manufacturing costs.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Aluminum Processing - This segment's operating income was $3.3 million in the third quarter of 1994, compared with an operating loss of $4.7 million in the third quarter of 1993, as increased shipments of fabricated aluminum products and higher average realized prices of primary aluminum and fabricated aluminum products were partially offset by decreased shipments of primary products. This segment's operating income was $1.4 million in the first nine months of 1994, compared with $12.6 million in the first nine months of 1993, principally due to lower average realized prices of fabricated aluminum products.

     Third quarter results continued to be adversely affected by the defensive hedging of primary aluminum prices and the constraints on more fully realizing margin improvements of some fabricated products, as discussed above.

     Corporate - Corporate operating expenses of $18.0 million and $15.1 million in the third quarters of 1994 and 1993 and $53.4 million and $52.2 million in the first nine months of 1994 and 1993 represented corporate general and administrative expenses, which are not allocated to the Company's segments.

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

  Cumulative Effect of Changes in Accounting Principles

     As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), and Statement of Financial Accounting Standards No. 112, Employers' "Accounting for Postemployment Benefits" ("SFAS 112").

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

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


  Net Loss

     The Company recorded a net loss of $20.8 million, or $.45 per common and common equivalent share, for the third quarter of 1994, compared with a net loss of $21.0 million, or $.42 per common and common equivalent share, for the third quarter of 1993, as a decrease in operating loss was offset by lower credits for income taxes and a reduction in other income. For the first nine months of 1994, net loss was $79.1 million, or $1.62 per common and common equivalent share, compared with $586.1 million, or $10.28 per common and common equivalent share, in the same period of 1993. The principal reasons for the decrease in net loss were the cumulative effect of changes in accounting principles of $507.3 million and the extraordinary loss of $21.8 million recorded in the first quarter of 1993, partially offset by higher operating losses and the 1994 extraordinary loss described above.

  Financial Condition

     At September 30, 1994, the Company had working capital of $296.8 million and long-term debt of $744.7 million, compared to working capital of $278.6 million and long-term debt of $720.2 million at December 31, 1993. As of September 30, 1994, of the $275.0 million available under the 1994 Credit Agreement, $65.8 million was outstanding in the form of letters of credit.

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

     The offering of the PRIDES, issuance of the Senior Notes, and entering into the 1994 Credit Agreement were the final steps of a comprehensive refinancing plan which the Company and KACC began in January 1993 which extended the maturities of KACC's outstanding indebtedness, enhanced its liquidity, and raised new equity capital.

     The 1994 Credit Agreement was amended as of July 21, 1994, by the First Amendment to Credit Agreement (the "First Amendment"). The First Amendment provided, among other things, for an increase in the revolving line of credit from $250.0 million to $275.0 million, and for an increase in the inventory sub-limit of the borrowing base from $175.0 million to $200.0 million, under the 1994 Credit Agreement.

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

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


  Sensitivity to Prices and Hedging Programs

     Since September 30, 1994, KACC has entered into additional forward foreign exchange contracts totaling approximately $32.9 million for the purchase of 45.0 million Australian Dollars from January through December 1995 in respect of its commitments for 1995 expenditures denominated in foreign currencies.

     Since September 30, 1994, KACC has entered into additional hedge positions in respect of its 1995 anticipated primary aluminum production. As of the date of this report, KACC had sold forward an additional 43,750 metric tons of primary aluminum at fixed prices.


     See Note 6 of the Notes to Interim Consolidated Financial
  Statements for derivative positions at September 30, 1994.

  Trends

     KACC has operated its Mead and Tacoma smelters in Washington at approximately 75% of their full capacity since January 1993, when three reduction potlines were removed from production (two at its Mead smelter and one at its Tacoma smelter) in response to a power reduction imposed by the Bonneville Power Administration ("BPA"). Although full BPA power was restored as of April 1, 1994, a 25% power reduction was imposed again by the BPA as of August 1, 1994, which reduction is expected to continue through November 30, 1994. The BPA has given notice that full BPA power will be restored as of December 1, 1994, and that the BPA expects to be able to provide full service through November 30, 1995. KACC is evaluating these new circumstances.

     In late August 1994, the Volta River Authority ("VRA") notified KACC that it intended to suspend supplying power to KACC's 90%-owned Volta Aluminium Company Limited ("VALCO") smelter after September 10, 1994, due to drought conditions in the catchment area of the Volta Lake. Following discussions between KACC and the VRA, an agreement was reached for VALCO to curtail one potline (of the 3-1/2 potlines that were then operating) on September 18, 1994. The agreement also called for KACC and the VRA to meet in late October to discuss data concerning rainfall, lake level, whether an additional curtailment was warranted, compensation due to KACC because of the curtailment, and other matters related to the power contract. Following the discussions in October, the VRA has made sufficient power available to enable VALCO to restart the potline which was shut down in mid-September. Restart preparations have begun, and the potline is expected to be in full operation in early February 1995. The restoration of full operation of the potline will return VALCO to a production rate of approximately 140,000 metric tons of primary aluminum, or 70% of its total annual rated capacity of 200,000 metric tons. With such restored production, the Company would have an annual production rate of approximately 390,000 metric tons of primary aluminum, or 77% of its total annual rated capacity of 508,000 metric tons.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


                       PART II - OTHER INFORMATION


  Item 5.  OTHER INFORMATION

       On August 24, 1994, the United States Department of Justice
  (the "DOJ") issued Civil Investigative Demand No. 11356 ("CID") requesting information from the Company regarding (i) its production, capacity to produce, and sales of primary aluminum from January 1, 1991, to the date of its response; (ii) any actual or contemplated reductions in its production of primary aluminum during that period; and (iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by the Company or any of its competitors during that period. The Company has submitted documents and interrogatory answers to the DOJ responding to the CID.

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

     Exhibit No.                 Exhibit
     ----------                  -------

       27     Financial Data Schedule

     (b)   Reports on Form 8-K.

     No report on Form 8-K was filed by the Company during the quarter ended September 30, 1994.



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

  Dated:  November 10, 1994