Form 10-K
KAISER ALUMINUM CORP
filed 1995-03-27
CIK 811596

       =====================================================================
                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                               -----------------------

       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 1994
       Commission file number 1-9447

                             KAISER ALUMINUM CORPORATION
                (Exact name of registrant as specified in its charter)

                Delaware                             94-3030279
        (State of Incorporation)        (I.R.S. Employer Identification No.)

                5847 SAN FELIPE, SUITE 2600, HOUSTON, TEXAS 77057-3010
                 (Address of principal executive offices)   (Zip Code)

         Registrant's telephone number, including area code:  (713) 267-3777

             Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
                Title of each class                   on which registered
           -----------------------------            ------------------------

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

           8.255% PRIDES, Convertible               New York Stock Exchange
           Preferred Stock,
           $.05 par value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
       such filing requirements for the past 90 days.  Yes  X    No
                                                           ----     ----
       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

       As of March 15, 1995, there were 58,205,083 shares of the common stock of the registrant outstanding. Based upon New York Stock Exchange closing prices on March 15, 1995, the aggregate market value of the registrant's common stock, $.65 depositary shares, and 8.255% PRIDES held by non-affiliates was $327.8 million.

       Certain portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1994, are incorporated by reference into Parts I, II, and IV of this Report on Form 10-K. Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.

       ========================================================================

                                         NOTE



        Kaiser Aluminum Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 19-22 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:




                                  Corporate Secretary
                                  Kaiser Aluminum Corporation
                                  5847 San Felipe, Suite 2600
                                  Houston, Texas 77057-3010


                                          (i)

        KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
        ----------------------------------------------------------------------

                                   TABLE OF CONTENTS

                                                                          Page
                                                                          ----


        PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

          ITEM 1.    BUSINESS   . . . . . . . . . . . . . . . . . . .       1
          ITEM 2.    PROPERTIES   . . . . . . . . . . . . . . . . . .      11
          ITEM 3.    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . .      11
          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS  . . . . . . . . . . . . . . . . . . .        15


        PART II . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

          ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                       RELATED STOCKHOLDER MATTERS  . . . . . . . . .      15
          ITEM 6.    SELECTED FINANCIAL DATA  . . . . . . . . . . . .      16
          ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS . . . . .       16
          ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . .      16
          ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . .      16


        PART III  . . . . . . . . . . . . . . . . . . . . . . . . . .      16

          ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE    .
                       REGISTRANT                                          16
          ITEM 11.   EXECUTIVE COMPENSATION   . . . . . . . . . . . .      16
          ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                       AND MANAGEMENT . . . . . . . . . . . . . . . .      16
          ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        16


        PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . .      16


          ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K . . . . . . . . . . . .      16

        SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .      18


        INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . .      19


        EXHIBIT 21   SUBSIDIARIES . . . . . . . . . . . . . . . . . .      23


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

        Demand

        The packaging and transportation industries are the principal consumers of aluminum in the United States, Japan, and Western Europe. In the packaging industry, which accounted for approximately 22% of consumption in 1993, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. Nearly all beer cans and approximately 95% of the soft drink cans manufactured for the United States market are made of aluminum. Growth in the packaging area is generally expected to continue in the 1990s due to general population increase and to further penetration of the beverage can market in Asia and Latin America, where aluminum cans are a substantially lower percentage of the total beverage container market than in the United States.

        In the transportation industry, which accounted for approximately 29% of aluminum consumption in the United States, Japan, and Western Europe in 1993, automotive manufacturers use aluminum instead of steel or copper for an increasing number of components, including radiators, wheels, and engines, in order to meet more stringent environmental and fuel efficiency requirements through vehicle weight reduction. Management believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles.

        Supply

        As of year-end 1994, Western world aluminum capacity from 108 smelting facilities was approximately 16.3 million tons* per year. Net exports of aluminum from the former Sino Soviet bloc increased approximately threefold from 1990 levels during the period from 1991 through 1994 to approximately two million tons per year. These exports contributed to a significant increase in London Metal Exchange stocks of primary aluminum which peaked in mid-1994. See "-Recent Industry Trends."

        Government officials from the European Union, the United States, Canada, Norway, Australia, and the Russian Federation have ratified as a trade agreement a Memorandum of Understanding (the "Memorandum") which provided, in part, for (i) a reduction in Russian Federation primary aluminum production by 300,000 tons per year within three months of the date of ratification of the Memorandum and an additional 200,000 tons within the following three months, (ii) improved availability of comprehensive data on Russian aluminum production, and
        (iii) certain assistance to the Russian aluminum industry. The Memorandum did not require specific levels of production cutbacks by other producing nations. The Memorandum was finalized in February 1994 and is scheduled to remain in effect through the end of 1995.



        _____________________
        * All references to tons in this Report refer to metric tons of 2,204.6 pounds.

        KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
        ----------------------------------------------------------------------

        ITEM 1.   BUSINESS (continued)

        Based upon information currently available, management believes that only moderate additions will be made during 1995-1996 to Western world alumina and primary aluminum production capacity. The increases in alumina capacity during 1995-1996 are expected to come from one new refinery and incremental expansions of existing refineries.

        Recent Industry Trends

        The aluminum industry environment improved significantly in 1994 compared to 1993. Prices of primary aluminum were at historic lows in real terms near the beginning of 1994, but nearly doubled by the end of 1994. In response to low prices of primary aluminum in 1993 and the first part of 1994, a number of smelting facilities were partially or fully curtailed. Western world production of primary aluminum declined in 1994 to approximately 14.5 million tons from approximately
        15.1 million tons in 1993. Demand for aluminum products was relatively weak in 1993, but became very strong in the United
        States and became firm in Europe in 1994. Primary aluminum prices improved not only because of improved demand, but also because the inventories of primary aluminum on the London Metal Exchange were substantially reduced in the second half of 1994. However, significant amounts of inventory remained at the end of 1994, and some reduction of prices from year-end 1994 occurred in the first quarter of 1995 to reflect that circumstance.

        When previously curtailed smelting capacity is restarted, it will result in an increase in the demand for alumina to supply those operations. In addition, in the last several years, large amounts of alumina have been imported into the Commonwealth of Independent States. Consequently, management believes that alumina demand and prices will strengthen as smelters are restarted.

        Supply and demand fundamentals for the flat-rolled aluminum products business, particularly in the can sheet business, improved in 1994 because of higher demand and a reduction of supply. Management believes that supply and demand for these products will move toward being in balance. The demand for aluminum extrusions and forgings in 1994 also improved compared to 1993, and supply and demand for these products also is expected to move toward being in balance.

        Overall, management believes that there will be relatively strong demand for aluminum for the near future, barring an economic recession. This demand is expected to come both from continued growth in the developed markets through increased penetration of the automotive sector, and from general uses in emerging markets.

        The Company

        General

        Kaiser Aluminum Corporation ("the Company") is a direct subsidiary of MAXXAM Inc. ("MAXXAM"). The Company, through its subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in all principal aspects of the aluminum industry the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by KACC in its operations, KACC sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1994, KACC produced approximately 2,928,500 tons of alumina, of which approximately 71% was sold to third parties, and produced 415,000 tons of primary aluminum, of which approximately 54% was sold to third parties. KACC is also a major domestic supplier of fabricated aluminum products. In 1994, KACC shipped approximately 399,000 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic shipments in 1994. A majority of KACC's fabricated products are used by customers as components in the manufacture and assembly of finished end-use products. Note 11 of the Notes to Consolidated Financial Statements contained in the Company's 1994 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

        KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
        ---------------------------------------------------------------------

        ITEM 1.   BUSINESS (continued)

        The following table sets forth total shipments and intracompany transfers of KACC's alumina, primary aluminum, and fabricated aluminum operations:

                                                     Year Ended December 31,
                                               ---------------------------------
                                                     1994        1993       1992
                                               ----------   ---------    -------
                                                      (in thousands of tons)

         ALUMINA:
           Shipments to Third Parties             2,086.7     1,997.5    2,001.3
           Intracompany Transfers                   820.9       807.5      878.2

         PRIMARY ALUMINUM:
           Shipments to Third Parties               224.0       242.5      355.4
           Intracompany Transfers                   225.1       233.6      224.4

         FABRICATED ALUMINUM PRODUCTS:
           Shipments to Third Parties               399.0       373.2      343.6


        Sensitivity to Prices and Hedging Programs

        The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on KACC's hedging strategies. Through its variable cost structures, forward sales, and hedging programs, KACC has attempted to mitigate its exposure to possible declines in the market prices of alumina, primary aluminum, and fabricated aluminum products while retaining the ability to participate in favorable pricing environments that may materialize. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends Sensitivity to Prices and Hedging Programs."

        Production Operations

        The Company's operations are conducted through KACC's decentralized business units which compete throughout the aluminum industry.

         o The alumina business unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 8% of Western world alumina in 1994. During 1994, KACC utilized approximately 80% of its bauxite production at its alumina refineries and the remainder was either sold to third parties or tolled into alumina by a third party. In addition, during 1994 KACC utilized approximately 29% of its alumina for internal purposes and sold the remainder to third parties. KACC's share of total Western world alumina capacity was approximately 8% in 1994.

         o The primary aluminum products business unit operates two domestic smelters wholly owned by KACC and two foreign smelters in which KACC holds significant ownership interests. In 1994, KACC utilized approximately 46% of its primary aluminum for internal purposes and sold the remainder to third parties. KACC's share of total Western world primary aluminum capacity was approximately 3% in 1994.

         o Fabricated aluminum products are manufactured by three business units - flat-rolled products, extruded products, and forgings - which manufacture a variety of fabricated products (including body, lid, and tab stock for beverage containers, sheet and plate products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, and other forgings and extruded products) and operate plants located in principal marketing areas of the United States and Canada. Substantially all of the primary aluminum utilized in KACC's fabricated products

           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           ------------------------------------------------------------------

           ITEM 1.   BUSINESS (continued)

           operations is obtained internally, with the balance of the metal utilized in its fabricated products operations obtained from scrap metal purchases.

           Alumina
           -------

           The following table lists KACC's bauxite mining and alumina refining facilities as of December 31, 1994:


                                                                                 Annual
                                                                             Production            Total
                                                                               Capacity           Annual
                                                              Company      Available to       Production
           Activity          Facility       Location        Ownership       the Company         Capacity
           --------          --------       -----------   -----------    --------------    -------------
                                                                                 (tons)           (tons)

           Bauxite Mining    KJBC <F1>      Jamaica              49%         4,500,000         4,500,000
                             Alpart<F2>     Jamaica              65%         2,275,000         3,500,000
                                                                             ---------         ---------
                                                                             6,775,000         8,000,000
                                                                             =========    =========

           Alumina Refining  Gramercy       Louisiana           100%         1,000,000         1,000,000
                             Alpart         Jamaica              65%           943,000         1,450,000
                             QAL            Australia          28.3%           934,000         3,300,000
                                                                             ---------         ---------
                                                                             2,877,000         5,750,000
                                                                             =========         =========

           ____________________
           <F1>  Although KACC owns 49% of Kaiser Jamaica Bauxite Company, it has the right to receive all of such entity's output.
           <F2>  Alpart bauxite is refined into alumina at the Alpart refinery.


           Bauxite mined in Jamaica by Kaiser Jamaica Bauxite Company ("KJBC") is refined into alumina at KACC's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted KACC a mining lease for the mining of bauxite sufficient to supply KACC's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties. KACC has entered into a series of medium-term contracts for the supply of natural gas to the Gramercy plant. The price of such gas varies based upon certain spot natural gas prices. For 1995 KACC has, however, established a fixed price for a portion of the delivered gas through a hedging program.

           Alumina Partners of Jamaica ("Alpart") holds bauxite reserves and owns a 1,450,000 tons per year alumina plant located in Jamaica. KACC has a 65% interest in Alpart and Hydro Aluminium a.s ("Hydro") owns the remaining 35% interest. KACC has management responsibility for the facility on a fee basis. KACC and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery as it may be expanded to a capacity of 2,000,000 tons per year through the year 2024.

           Alpart has entered into an agreement for the supply of substantially all of its fuel oil through 1996. The balance of Alpart's fuel oil requirements through 1996 will be purchased in the spot market.

           KACC holds a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders pursuant to long-term tolling contracts. The stockholders, including

           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           ------------------------------------------------------------------

           ITEM 1.   BUSINESS (continued)

           KACC, purchase bauxite from another QAL stockholder pursuant to long-term supply contracts. KACC has contracted to take approximately 751,000 tons per year of capacity or pay standby charges. KACC is unconditionally obligated to pay amounts calculated to service its share ($78.7 million at December 31, 1994) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. QAL's annual production capacity is approximately 3,300,000 tons, of which approximately 934,000 tons are available to KACC.

           KACC's principal customers for bauxite and alumina consist of large and small domestic and international aluminum producers that purchase bauxite and reduction-grade alumina for use in their internal refining and smelting operations and trading intermediaries who resell raw materials to end-users. In 1994, KACC sold all of its bauxite to one customer, and sold alumina to 12 customers, the largest and top five of which accounted for approximately 19% and 82% of such sales, respectively. Among alumina producers, the Company believes KACC is now the world's second largest seller of alumina to third parties. KACC's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements pursuant to multi-year sales contracts. Marketing and sales efforts are conducted by executives of the alumina business unit and KACC. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends
           - Sensitivity to Prices and Hedging Programs."

           Primary Aluminum Products
           -------------------------

           The following table lists KACC's primary aluminum smelting facilities as of December 31, 1994:


                                                                Annual Rated       Total
                                                                    Capacity      Annual        1994
                                                   Company      Available to       Rated   Operating
           Location                Facility      Ownership       the Company    Capacity        Rate
           ----------              ----------  -----------    --------------   ---------  ----------
                                                                      (tons)      (tons)
           Domestic
             Washington              Mead             100%           200,000     200,000         80%
             Washington              Tacoma           100%            73,000      73,000         76%
                                                                    --------    --------
               Subtotal                                              273,000     273,000
                                                                    --------    --------

           International
             Ghana                   Valco             90%           180,000     200,000         70%
             Wales, United Kingdom   Anglesey          49%            55,000     112,000        113%
                                                                    --------    --------
               Subtotal                                              235,000     312,000
                                                                    --------    --------

                                                                     508,000     585,000
                                                                    ========    ========

           KACC owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum, almost all of which is used at KACC's Trentwood fabricating facility and the balance of which is sold to third parties. The Tacoma plant uses
           Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies in recent years through retrofit technology, cost controls, and semi-variable wage and power contracts, leading to increases in production volume and enhancing their ability to compete with newer smelters.
           At the Mead plant, KACC has converted to welded anode assemblies to increase energy efficiency, extended the anode life-cycle in the smelting process, changed from pencil to liquid pitch to produce carbon anodes which achieved environmental and operating savings, and engaged in efforts to increase production through the use of improved, higher-efficiency reduction cells.





           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           ------------------------------------------------------------------

           ITEM 1.   BUSINESS (continued)

           Electrical power represents an important production cost for KACC at its Mead and Tacoma smelters. The basic electricity supply contract between the Bonneville Power Administration (the "BPA") and KACC expires in 2001. The electricity contracts between the BPA and its direct service industry customers (which consist of 15 energy intensive companies, principally aluminum producers, including KACC) permit the BPA to interrupt up to 25% of the amount of power which it normally supplies to such customers. KACC has operated its Mead and Tacoma smelters in Washington at approximately 75% of their full capacity since January 1993, when three reduction potlines were removed from production (two at its Mead smelter and one at its Tacoma smelter) in response to a power reduction imposed by the BPA.
           Although full BPA power was restored as of April 1, 1994, a 25% power reduction was imposed again by the BPA as of August 1, 1994, which reduction continued through November 30, 1994. Full BPA power was restored on December 1, 1994, and the BPA has stated that it expects to be able to provide full service through November
           30, 1995. KACC has operated its Trentwood fabrication facility without curtailment of its production.

           Through June 1996, KACC pays for power on a basis which varies, within certain limits, with the market price of primary aluminum, and thereafter KACC will pay for power at rates to be negotiated.
           Effective October 1, 1993, an increase in the base rate the BPA charged to its direct service industry customers for electricity was adopted, and that rate is expected to remain in effect through September 1995. In February 1995, the BPA issued an initial rate increase announcement which proposed a 5.4% increase to the direct service industry customers. If the proposed increase becomes effective, it would increase production costs at the Mead and Tacoma smelters by approximately $5.0 million per year based on the current operating rate of those smelters. A rate increase could take effect as early as October 1995; however, there is no certainty that the proposed rate increase, or any rate increase, will become effective in October 1995 or at any later time.

           KACC manages, and holds a 90% interest in, the Volta Aluminium
           Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by KACC and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants in amounts intended to pay not less than all of Valco's operating and financing costs. KACC's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity to the market price of primary aluminum. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April
           1994 for the 1994-1998 period. Valco has entered into an agreement with the government of Ghana under which Valco has been assured
           (except in cases of force majeure) that it will receive sufficient electric power to operate at its current level of three and one-half potlines through December 31, 1996. Management believes that with normal rainfall during 1995 and 1996, Valco should have available sufficient electric power to operate at its current level during 1995 and 1996.

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

           KACC has developed and installed proprietary retrofit technology in all of its smelters. This technology - which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved "feed" systems that add alumina to the cells, and a computerized system that controls energy flow in the cells - enhances KACC's ability to compete more effectively with the industry's newer smelters. KACC is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ KACC's technical and managerial knowledge. See " -Research and Development."

           KACC's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1994,



           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           ------------------------------------------------------------------

           ITEM 1.   BUSINESS (continued)

           KACC sold its primary aluminum production not utilized for internal purposes to approximately 35 customers, the largest and top five of which accounted for approximately 25% and 68% of such sales, respectively. Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in Pleasanton, California, and by senior executives of KACC who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users. See "MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Trends -
           Sensitivity to Prices and Hedging Programs."

           Fabricated Aluminum Products
           ----------------------------

           KACC manufactures and markets fabricated aluminum products for the packaging, transportation, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers, both domestic and foreign. In 1994, seven domestic beverage container manufacturers constituted the leading customers for KACC's fabricated products and accounted for approximately
           17% of the Company's sales revenue.

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

           Flat-Rolled Products - The flat-rolled products business unit, the largest of KACC's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. The
           Trentwood facility is KACC's largest fabricating plant and accounted for substantially more than one-half of KACC's 1994 fabricated aluminum products shipments. The business unit supplies the beverage container market (producing body, lid, and tab stock), the aerospace market, and the tooling plate, heat-treated alloy and common alloy coil markets, both directly and through distributors.
           KACC announced in October 1993 that it was restructuring its flat-rolled products operation at its Trentwood plant to reduce that facility's annual operating costs. The Trentwood restructuring is expected to result in annual cost savings of at least $50.0 million after it has been fully implemented (which is expected to occur by the end of 1995).

           KACC's flat-rolled products are sold primarily to beverage container manufacturers located in the western United States and in the Asian
           Pacific Rim countries where the Trentwood plant's location provides
           KACC with a transportation advantage. Quality of products for the beverage container industry and timeliness of delivery are the primary bases on which KACC competes. Management believes that KACC's capital improvements at Trentwood have enhanced the quality of KACC's products for the beverage container industry and the capacity and efficiency of KACC's manufacturing operations, and that KACC is one of the highest quality producers of aluminum beverage can stock in the world.

           In 1994, the flat-rolled products business unit had 25 foreign and domestic can stock customers, the majority of which were beverage can manufacturers (including five of the six major domestic beverage can manufacturers) and the balance of which were brewers.
           The largest and top five of such customers accounted for approximately 26% and 51%, respectively, of the business unit's sales revenue. In 1994, the business unit shipped products to over 200 customers in the aerospace, transportation, and industrial
           ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 13% of the business unit's sales revenue. The marketing staff for the flat-rolled products business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to customers (including distributors) from eight sales offices located throughout the United States. International customers are served by sales offices in the Netherlands and Japan and by independent sales agents in Asia and Latin America.


           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           ----------------------------------------------------------------

           ITEM 1.   BUSINESS (continued)

           Extruded Products - The extruded products business unit is headquartered in Dallas, Texas, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California;
           Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; rod and bar facilities in Newark, Ohio, a facility in Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet, and a facility in Richland, Washington, which is expected to be in full operation in the second quarter of 1995 and which will produce seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services.

           The extruded products business unit's major markets are in the transportation industry, to which it provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and distribution, durable goods, defense, building and construction, ordnance, and electrical markets. In 1994, the extruded products business unit had over 950 customers for its products, the largest and top five of which accounted for approximately 6% and 20%, respectively, of its sales revenue. Sales are made directly from plants as well as marketing locations across the United States.

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

           In 1994, the forgings business unit had over 300 customers for its products, the largest and top five of which accounted for approximately 30% and 69%, respectively, of the forgings business unit's sales revenue. The forgings business unit's headquarters is located in Erie, Pennsylvania, and additional sales, marketing, and engineering groups are located in the midwestern and western United
           States.

           Competition

           Aluminum products compete in many markets with steel, copper, glass, plastic, and numerous other materials. Within the aluminum business, KACC competes with both domestic and foreign producers of bauxite, alumina, and primary aluminum, and with domestic and foreign fabricators. Many of KACC's competitors have greater financial resources than KACC. KACC's principal competitors in the sale of alumina include Alcoa of Australia Ltd., Glencore Ltd., and Pechiney S.A. KACC competes with most aluminum producers in the sale of primary aluminum.

           Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality, and availability. KACC also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price, and service, including delivery performance. KACC concentrates its fabricating operations on selected products in which KACC has production expertise, high quality capability, and geographic and other competitive advantages.
           Management believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of KACC's customers, including intermediaries, would not have a material adverse effect on the Company's business or operations.

           Research and Development

           KACC conducts research and development activities principally at four facilities - the Center for Technology ("CFT") in Pleasanton, California; the Primary Aluminum Products Division Technology Center
           ("DTC") adjacent to the Mead smelter




           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           ------------------------------------------------------------------
           ITEM 1.   BUSINESS (continued)

           in Washington; the Alumina Development Laboratory ("ADL") at the
           Gramercy, Louisiana refinery, which is a part of Kaiser Alumina
           Technical Services ("KATS"), and the Automotive Product Development
           Office located near Detroit, Michigan. Net expenditures for Company-sponsored research and development activities were $16.7 million in 1994, $18.5 million in 1993, and $13.5 million in 1992.
           KACC's research staff totaled 166 at December 31, 1994. KACC estimates that research and development net expenditures will be in the range of approximately $20.0 - $22.0 million in 1995.

           CFT performs research and development across a range of aluminum process and product technologies to support KACC's business units and new business opportunities. It also selectively offers technical services to third parties. A significant effort is directed at the automotive market. One project directed at automotive sheet development is carried out cooperatively with Furukawa Electric Co., Ltd. of Japan, Pechiney Rhenalu of France, and Kawasaki Steel Corporation of Japan. The largest and most notable single project being developed at CFT is a "micromill" process for producing can body sheet. A pilot facility has been constructed and operated at CFT. Based on the results achieved so far, the Company hopes to finalize in 1995 plans for construction of a full-scale commercial micromill.

           DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. DTC supports KACC's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements. KATS, including ADL, provides improved alumina process technology to KACC facilities and technical support to new business ventures in cooperation with KACC's international business development group.
           The Automotive Product Development Office is a sales and application engineering facility located near Detroit-area carmakers and works with customers, CFT and plant personnel to create new automotive component designs and improve existing products.

           KACC is actively engaged in efforts to license its technology and sell technical and managerial assistance to other producers worldwide. Pursuant to various arrangements, KACC's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Jamaica, Sweden, Germany,
           Russia, India, Australia, Korea, New Zealand, Ghana, Europe, and the United Kingdom. KACC's technology sales and revenue from technical assistance to third parties were $10.0 million in 1994, $12.8 million in 1993, and $14.1 million in 1992.

           KACC has entered into agreements with respect to the Krasnoyarsk smelter located in Russia pursuant to which KACC has licensed certain of its technology for use in such facility and agreed to provide purchasing services in obtaining Western-sourced technology and equipment to be used in such facility. These agreements were entered into in November 1990, and the services under them are expected to be completed in 1996. In addition, KACC has entered into agreements with respect to the Nadvoitsy smelter located in Russia and the Korba smelter of the Bharat
           Aluminum Co. Ltd., located in India, pursuant to which KACC has licensed certain of its technology for use in such facilities.
           The agreements relating to the Nadvoitsy and Korba smelters were entered into in 1993 and the services under such agreements are expected to be completed in 1995.

           Employees

           During 1994, KACC employed an average of 9,744 persons, compared with an average of 10,220 employees in 1993, and 10,130 employees in 1992. At December 31, 1994, KACC's work force was 9,468, including a domestic work force of 5,812, of whom 3,978 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions.
           Approximately 71% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of
           America ("USWA")  which expires on September 30, 1998.  The Labor
           Contract covers KACC's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio.



           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           -------------------------------------------------------------------

           ITEM 1.   BUSINESS (continued)

           The Labor Contract provides for base wages at all covered plants.
           In addition, workers covered by the Labor Contract may receive quarterly bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective January 2, 1995, and will be raised an additional amount effective November 6, 1995, and November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement will be phased into base wages during the term of the Labor Contract. In the second quarter of 1995, KACC will acquire up to $2,000 of preference stock held in a stock plan for the benefit of each of approximately 82% of the employees covered by the Labor Contract and in the first half of 1998 up to an additional $4,000 of such preference stock held in such plan for the benefit of substantially the same employees. In addition, if a profitability test is satisfied, KACC will acquire during 1996 or 1997 up to an additional $1,000 of such preference stock held in such plan for the benefit of substantially the same employees. KACC will make comparable acquisitions of preference stock held for the benefit of each of certain salaried employees.
           Management considers KACC's employee relations to be satisfactory.

           See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - Trends - Labor Matter."

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

           From time to time, KACC is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by KACC. See "LEGAL
           PROCEEDINGS." KACC currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and
           Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). KACC, along with certain other entities, has been named as a Potentially Responsible Party
           ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources.

           KACC's Mead, Washington, facility has been listed on the National
           Priorities List under CERCLA. In addition, in connection with certain of its asset sales, KACC has indemnified the purchasers of assets with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities. While uncertainties are inherent in the final outcome of these matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations.

           Environmental capital spending was $11.9 million in 1994, $12.6 million in 1993, and $13.1 million in 1992. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $23.1 million in 1994, $22.4 million in 1993, and $21.6 million in 1992. Legislative, regulatory, and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1995-1996 period, environmental capital spending will be within the range of approximately $15.0 - $18.0 million per year, and operating costs for pollution control will be within the range of $25.0 - $27.0 million per year. In addition, $3.6 million



           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           ------------------------------------------------------------------

           ITEM 1.   BUSINESS (continued)

           in cash expenditures in 1994, $7.2 million in 1993, and $9.6 million in 1992 were charged to previously established reserves relating to environmental costs. Approximately $11.4 million is expected to be charged to such reserves in 1995.

           See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - Financial Condition and Capital Spending -
           Environmental Contingencies."  The portion of Note 9 of the Notes to
           Consolidated Financial Statements contained in the Annual Report under the heading "Environmental Contingencies" is incorporated herein by reference.

           ITEM 2.   PROPERTIES

           The locations and general character of the principal plants, mines, and other materially important physical properties relating to KACC's operations are described in "ITEM 1. BUSINESS," and those descriptions are incorporated herein by reference. KACC owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although KACC's domestic aluminum smelters and alumina facility were initially designed early in KACC's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings.
           Management believes that KACC's domestic plants are cost competitive on an international basis. Due to KACC's variable cost structure, the plants' operating costs are relatively lower in periods of low primary aluminum prices and relatively higher in periods of high primary aluminum prices.

           KACC's obligations under the Credit Agreement entered into on February 17, 1994, as amended (the "1994 Credit Agreement"), are secured by, among other things, mortgages on KACC's major domestic plants (other than the Gramercy alumina plant). See "MANAGEMENT'S
           DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS - Financial Condition and Capital Spending."

           ITEM 3.   LEGAL PROCEEDINGS

           Aberdeen Pesticide Dumps Site Matter

           The Aberdeen Pesticide Dumps Site, listed on the Superfund National
           Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina. These sites (collectively, the
           "Sites") include the Farm Chemicals Site, Twin Sites, Fairway Six
           Site, McIver Dump Site and the Route 211 Site. The Sites are of concern to the United States Environmental Protection Agency (the
           "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid-
           1930s through the late 1980s.

           The United States originally filed a cost recovery complaint (as amended, the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No.
           C-89-231-R, against five defendants on March 31, 1989, and subsequently amended its complaint to add another ten defendants on February 6, 1991, and another four defendants on August 1, 1991.
           Neither the Company nor KACC were defendants named in the Complaint.
           The Complaint seeks reimbursement for past and future response costs and a determination of liability of the defendants under
           Section 107 of CERCLA. On or about October 2, 1991, KACC, along with approximately 17 other parties, was served with third party complaints from four of the defendants named in the Complaint (the
           "Third Party Plaintiffs") alleging claims arising under various theories of contribution and indemnity. On October 22, 1992, the United States filed a motion for leave to file an amended complaint naming KACC as a first party defendant in its cost recovery action.
           On February 16, 1993, the court granted that motion.




           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           -------------------------------------------------------------------

           ITEM 3.   LEGAL PROCEEDINGS (continued)

           The EPA has performed a Remedial Investigation/Feasibility Study and issued a Record of Decision ("ROD") dated September 30, 1991, for the Sites. The major remedy selected for the Sites in the ROD consisted of excavation of contaminated soil, treatment of the contaminated soil at a single location utilizing thermal treatment, and placement of the treated material back into the areas of excavation. The estimated cost of such remedy for the Sites is approximately $32 million. Other possible remedies described in the ROD included on-site incineration and on-site ash disposal at an estimated cost of approximately $53 million, and off-site incineration and disposal at an estimated cost of approximately
           $222 million. The EPA has stated that it has incurred past costs at the Sites in the range of $7.5 - $8 million as of February 9, 1993, and alleges that response costs will continue to be incurred in the future.

           On May 20, 1993, the EPA issued three unilateral Administrative
           Orders under Section 106(a) of CERCLA ordering the respondents, including KACC, to perform the remedial design and remedial action described in the ROD for the Farm Chemicals Site (EPA Docket No. 93-
           13-C), Twin Sites (EPA Docket No. 93-14-C) and Fairway Six Site (EPA
           Docket No. 93-15-C). The estimated cost as set forth in the ROD for the remedial action at the three Sites is approximately $27 million.
           In addition to KACC, respondents named in the Administrative Orders for all three Sites include J. M. Taylor, Grower Service Corporation,
           E. I. DuPont de Nemours & Co., Olin Corporation, UCI Holdings, Inc.,
           PPG Industries, Inc., and Union Carbide Corporation.  Ciba-Geigy
           Corporation, Hercules, Inc., Mobil Oil Corporation, Shell Oil
           Company, The Boots Company (USA), Inc., Nor-Am Chemical Co., George
           D. Anderson, Farm Chemicals, Inc., Partners In The Pits, Ltd., Dan F.
           Maples, Pits Management Corp., Maples Golf Construction, Inc., Yadco of Pinehurst, Inc., and Robert Trent Jones are named as respondents for one or two of the Sites.

           KACC has entered into a PRP Participation Agreement with certain of the respondents to participate jointly in responding to the Administrative Orders dated May 20, 1993, regarding soil remediation, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United
           States District Court. By letter dated July 6, 1993, KACC has notified the EPA of its ongoing participation with such group of respondents which, as a group, are intending to comply with the Administrative Orders to the extent consistent with applicable law.
           By letters dated December 30, 1993, the EPA notified KACC of its potential liability for, and requested that KACC, along with certain other named companies, undertake or agree to finance, groundwater remediation at certain of the Sites.

           On June 22, 1994, the EPA issued two Unilateral Administrative
           Orders under Section 106(a) of CERCLA under U.S. EPA Docket No.
           94-28-C and U.S. EPA Docket No. 94-27-C, respectively, ordering the named respondents to design and implement the groundwater remediation remedy for the Farm Chemicals and Twin Sites and for the Fairway Six Site. In addition to KACC, the Unilateral
           Administrative Order for the Farm Chemicals and Twin Site areas named as respondents J. M. Taylor, Grower Service Corporation, Farm
           Chemicals, Inc., E. I. Dupont de Nemours and Company, Olin
           Corporation, UCI Holdings, Inc., Union Carbide Corporation, Miles,
           Inc., Mobil Oil Corporation, Shell Oil Company, Hercules, Inc., The
           Boots Company (USA), Inc., Nor-Am Chemical Company, and Ciba-Geigy
           Corporation. Named as respondents in addition to KACC for the Fairway Six Site area were J. M. Taylor, George Anderson, Grower
           Service Corporation, Partners in the Pits, Dan Maples, Pits
           Management Corporation, Maples Golf Construction, Inc.,
           Yadco of Pinehurst Inc., Robert Trent Jones, E. I. Dupont de Nemours and Company, Olin Corporation, UCI Holdings, Inc., and Ciba-Geigy
           Corporation. The ROD-selected remedy for the groundwater remediation selected by the EPA includes extraction, on site treatment by coagulation, flocculation, precipitation, air stripping, GAC absorption, and discharge on site for the Farm
           Chemicals/Twin Sites and extraction, on-site treatment by GAC absorption and discharge on-site for the Fairway Six Site. The EPA has estimated the total present worth cost, including 30 years of operation and maintenance, at $11,849,757. A definitive PRP
           Participation Agreement with respect to groundwater remediation is under negotiation among certain of the respondents, including
           KACC, and these respondents are proceeding with work required under the administrative orders.





           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           -------------------------------------------------------------------

           ITEM 3.   LEGAL PROCEEDINGS (continued)

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

           The second lawsuit has not yet been filed. Instead, KACC has entered into negotiations with the EPA to resolve the claims against KACC through a consent decree. The EPA and KACC have made substantial progress in negotiating the terms of the consent decree. The terms of the consent decree currently being negotiated include, in principle, a commitment by KACC to improve emission control equipment at the Trentwood facility and a civil penalty assessment against KACC. The Company anticipates that agreement upon the terms of a consent decree will be reached during 1995.
           In the event the terms of a consent decree are not agreed upon, the matter would likely be resolved in federal court.

           Catellus Development Corporation v. Kaiser Aluminum & Chemical
           Corporation and James L. Ferry & Son, Inc.

           On January 7, 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against the United States of America, the United States Maritime
           Administration and Santa Fe Land Corporation (now known as Catellus
           Development Corporation ("Catellus")) (collectively, the
           "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris, and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California
           (the "Property") formerly owned by Catellus and leased to (i) KACC for the purpose of shipbuilding activities conducted by KACC on behalf of the United States during World War II, and (ii) subsequent tenants thereafter. Plaintiffs allege, among other things, that (i) the Defendants are jointly and severally liable for response costs and natural resources damages under CERCLA, (ii) Defendant United
           States of America is liable on grounds of negligence for damages under the Federal Tort Claims Act, and (iii) Defendant Catellus is strictly liable on grounds of negligence for such discharge, deposit, disposal or release. Certain of the Plaintiffs have alleged that they had incurred or expect to incur costs and damages in the amount of approximately $49 million, in the aggregate.

           On or about September 23, 1992, the Plaintiffs filed a Third Amended
           Complaint, alleging, among other things, that (i) the Defendants are jointly and severally liable for response costs, declaratory relief, and natural resources damages under CERCLA; (ii) Defendant United
           States of America is liable on grounds of negligence, continuing trespass and continuing nuisance for damages under the Federal Tort
           Claims Act; (iii) Defendant Catellus is strictly liable on grounds of continuing



           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           ------------------------------------------------------------------

           ITEM 3.   LEGAL PROCEEDINGS (continued)

           nuisance, continuing trespass, and negligence for such discharge, deposit, disposal or release; (iv) Catellus is liable to indemnify Plaintiffs; and (v) Catellus is liable for fraudulent concealment of the alleged contamination.

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

           The claims asserted by the Plaintiffs are for (i) recovery of costs, natural resources damages, and declaratory relief under CERCLA; (ii) damages for injury to the Property arising from negligence; (iii) damages under a theory of strict liability; (iv) continuing nuisance and continuing trespass; (v) equitable indemnity; (vi) response costs incurred by the Richmond
           Redevelopment Agency under California Health & Safety Code Section
           33459.4; and (vii) declaratory relief on the state claims. This matter has been tendered to the London Insurers.

           On June 24, 1994, the District Court approved a Consent Decree consummating the settlement of the Plaintiffs' CERCLA and tort claims against the United States in exchange for payment of approximately $3.5 million plus 35% of future response costs. Trial of this matter commenced in March 1995.

           Picketville Road Landfill Matter

           On July 1, 1991, the EPA served on KACC and 13 other PRPs a
           Unilateral Administrative Order For Remedial Design and Remedial
           Action (the "Order") at the Picketville Road Landfill site in
           Jacksonville, Florida. The EPA seeks remedial design and remedial action pursuant to CERCLA from some, but apparently not all, PRPs based upon a Record of Decision outlining remedial cleanup measures to be undertaken at the site adopted by the EPA on September 28, 1990. The site was operated as a municipal and industrial waste landfill from 1968 to 1977 by the City of Jacksonville. KACC was first notified by the EPA on January 17, 1991, that wastes from one of KACC's plants may have been transported to and deposited in the site. In its Record of Decision, the EPA estimated that the total capital, operations, and maintenance costs




           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           ------------------------------------------------------------------

           ITEM 3.   LEGAL PROCEEDINGS (continued)

           of its elected remedy for the site would be approximately $9.9 million. In addition, the EPA has reserved the right to seek recovery of its costs incurred relating to the Order, including, but not limited to, reimbursement of the EPA's cost of response.
           KACC has reached an agreement with certain PRPs who are conducting remedial design and remedial action at the site, under which KACC will fund $146,700 of the cost of the remedial design and remedial action (unless remedial costs exceed $19 million in which event the settlement agreement will be re-opened).

           Asbestos-related Litigation

           KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At December 31, 1994, the number of such lawsuits pending was approximately 25,200. See
           "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - Financial Condition and Capital Spending
           - Asbestos Contingencies."  The portion of Note 9 of the Notes to
           Consolidated Financial Statements contained in the Annual Report under the heading "Asbestos Contingencies" is incorporated herein by reference.

           Other

           On August 24, 1994, the United States Department of Justice (the
           "DOJ") issued Civil Investigative Demand No. 11356 ("CID") requesting information from the Company regarding (i) its production, capacity to produce, and sales of primary aluminum from January 1, 1991, to the date of the response; (ii) any actual or contemplated reductions in its production of primary aluminum during that period; and (iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by the Company or any of its competitors during that period. The Company has submitted documents and interrogatory answers to the DOJ responding to the CID.

           Various other lawsuits and claims are pending against KACC.
           Management believes that resolution of the lawsuits and claims made against KACC, including matters discussed above, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1994.

           PART II

           ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

           The Company's common stock is traded on the New York Stock Exchange under the symbol "KLU". The number of record holders of the Company's common stock at March 15, 1995 was 123. Page 56 of the
           Annual Report, and the information in Note 8 of the Notes to Consolidated Financial Statements under the heading "Dividends on Common Stock" at page 48 of the Annual Report, are incorporated herein by reference. The Company has not paid any dividends on its common stock during the two most recent fiscal years.

           The 1994 Credit Agreement (Exhibits 4.4 through 4.6 to this Report) contains restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock, and the 1994 Credit Agreement and the Indentures (Exhibits 4.1 through 4.3 to this Report) contain restrictions on the ability of the Company's subsidiaries




           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           -------------------------------------------------------------------

           ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS (continued)

           to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.6 to this Report; Note 5 of the Notes to Consolidated Financial Statements at pages 36-38 of the Annual Report; and the information under the heading
           "Financial Condition and Capital - Spending Capital Structure" at pages 23-24 of the Annual Report, are incorporated herein by reference.

           ITEM 6.   SELECTED FINANCIAL DATA

           Selected financial data for the Company is incorporated herein by reference to the table at page 3 of this Report; to the table at page 20 of the Annual Report; to the discussion under the heading
           "Results of Operations" at page 21 of the Annual Report; to Note 1 of the Notes to Consolidated Financial Statements at pages 32-34 of the Annual Report; and to pages 54-55 of the Annual Report.

           ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

           Pages 20-27 of the Annual Report are incorporated herein by reference.

           ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Pages 28-53 and page 56 of the Annual Report are incorporated herein by reference.

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

           PART IV

           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                     FORM 8-K

           (a)       Index to Financial Statements and Schedules

                     1. Financial Statements
                        --------------------

                        The Consolidated Financial Statements of the Company, the Notes to Consolidated Financial Statements, the
                        Report of Independent Public Accountants, and
                        Quarterly Financial Data are included on pages 28-53 and 56 of the Annual Report.

                     2. Financial Statement Schedules
                        -----------------------------

                        Financial statement schedules are inapplicable or the required information is included in the Consolidated
                        Financial Statements or the Notes thereto.




           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           -------------------------------------------------------------------

           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                     ON FORM 8-K (continued)

                     3. Exhibits
                        --------

                        Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 19), which index is incorporated herein by reference.

           (b)       Reports on Form 8-K

                     No Report on Form 8-K was filed by the Company during the last quarter of the period covered by this Report.

           (c)       Exhibits

                     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 19), which index is incorporated herein by reference.




           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           --------------------------------------------------------------------

                                         SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KAISER ALUMINUM CORPORATION

             Date:  March 24, 1995           By   George T. Haymaker, Jr.
                                                  -----------------------------
                                                  George T. Haymaker, Jr.
                                                 Chairman of the Board and
                                                   Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Date:  March 24, 1995                George T. Haymaker, Jr.
                                                  -----------------------------
                                                  George T. Haymaker, Jr.
                                                 Chairman of the Board and
                                                   Chief Executive Officer
                                               (Principal Executive Officer)

             Date:  March 24, 1995                     John T. La Duc
                                                  -----------------------------
                                                       John T. La Duc
                                                        Vice President and
                                                      Chief Financial Officer
                                                  (Principal Financial Officer)

             Date:  March 24, 1995                     Charlie Alongi
                                                  -----------------------------
                                                       Charlie Alongi
                                                         Controller
                                               (Principal Accounting Officer)

             Date:  March 24, 1995                  Robert J. Cruikshank
                                                  -----------------------------
                                                    Robert J. Cruikshank
                                                          Director

             Date:  March 24, 1995                   Charles E. Hurwitz
                                                  -----------------------------
                                                     Charles E. Hurwitz
                                                          Director

             Date:  March 24, 1995                     Ezra G. Levin
                                                  -----------------------------
                                                       Ezra G. Levin
                                                          Director

             Date:  March 24, 1995                     Robert Marcus
                                                  -----------------------------
                                                       Robert Marcus
                                                          Director

             Date:  March 24, 1995                     Paul D. Rusen
                                                  -----------------------------
                                                       Paul D. Rusen
                                                         Director



           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           --------------------------------------------------------------------


                                      INDEX OF EXHIBITS

           Exhibit
           Number                    Description
           -------                   ------------

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

             4.1   Indenture, dated as of February 1, 1993, among KACC, as
                   Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica
                   Inc., and Kaiser Jamaica Corporation, as Subsidiary
                   Guarantors, and The First National Bank of Boston, as
                   Trustee, regarding KACC's 12-3/4% Senior Subordinated Notes
                   Due 2003 (incorporated by reference to Exhibit 4.1 to Form
                   10-K for the period ended December 31, 1992, filed by KACC, File No. 1-3605).

             4.2   First Supplemental Indenture, dated as of May 1, 1993
                   (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

             4.3   Indenture, dated as of February 17, 1994, among KACC, as
                   Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica
                   Inc., Kaiser Jamaica Corporation, and Kaiser Finance
                   Corporation, as Subsidiary Guarantors, and First Trust
                   National Association as Trustee, regarding KACC's 9-7/8%
                   Senior Notes Due 2002  (incorporated by reference to Exhibit
                   4.3 to the Report on Form 10-K for the period ended December
                   31, 1993, filed by KAC, File No. 1-9447).

             4.4   Credit Agreement, dated as of February 17, 1994, among KAC,
                   KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.4 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-
                   9447).

             4.5   First Amendment to Credit Agreement, dated as of July 21,
                   1994, amending the Credit Agreement, dated as of February
                   17, 1994, among KAC, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent
                   (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File No. 1-9447).

            *4.6   Second Amendment to Credit Agreement, dated as of March 10,
                   1995, amending the Credit Agreement, dated as of February
                   17, 1994, among KAC, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent.

             4.7   Certificate of Designations of Series A Mandatory Conversion
                   Premium Dividend Preferred Stock of KAC, dated June 28, 1993
                   (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KAC, File No. 1-9447).

             4.8   Deposit Agreement between KAC and The First National Bank of
                   Boston, dated as of June 30, 1993 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KAC, File No. 1-9447).



           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           --------------------------------------------------------------------

           Exhibit
           Number                          Description
           -------                         -----------

             4.9 Intercompany Note between KAC and KACC (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Registration Statement on Form S-1, dated December 13, 1989, filed by KACC, Registration No. 33-30645).

            *4.10 Senior Subordinated Intercompany Note between KACC and a subsidiary of MAXXAM, dated December 15, 1992.

             4.11  Certificate of Designations of 8.255% PRIDES, Convertible
                   Preferred Stock of KAC, dated February 17, 1994
                   (incorporated by reference to Exhibit 4.21 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

             4.12 Senior Subordinated Intercompany Note between KAC and KACC dated February 15, 1994 (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended
                   December 31, 1993, filed by KAC, File No. 1-9447).

             4.13 Senior Subordinated Intercompany Note between KAC and KACC dated March 17, 1994 (incorporated by reference to Exhibit
                   4.23 to the Report on Form 10-K for the period ended
                   December 31, 1993, filed by KAC, File No. 1-9447).

             4.14 Senior Subordinated Intercompany Note between KAC and KACC dated June 30, 1993 (incorporated by reference to Exhibit
                   4.24 to the Report on Form 10-K for the period ended
                   December 31, 1993, filed by KAC, File No. 1-9447).

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

            10.5   Assumption Agreement, dated as of October 28, 1988
                   (incorporated by reference to Exhibit HHH to the Final
                   Amendment to the Schedule 13D of MAXXAM Group Inc. and others in respect of the Common Stock of KAC, par value
                   $.33-1/3 per share).




           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           --------------------------------------------------------------------

           Exhibit
           Number                          Description
           -------                         -----------

            10.6   Agreement, dated as of June 30, 1993, between KAC and MAXXAM
                   (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

                        Executive Compensation Plans and Arrangements
                       ----------------------------------------------

            10.7   KACC's Bonus Plan (incorporated by reference to Exhibit
                   10.25 to Amendment No. 6 to the Registration Statement on
                   Form S-1, dated December 14, 1989, filed by KACC,
                   Registration No. 33-30645).

            10.8 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File
                   No. 1-3605).

            10.9 Employment Agreement, dated April 1, 1993, among KAC, KACC, and George T. Haymaker, Jr. (incorporated by reference to
                   Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended March 31, 1993, filed by KAC, File No. 1-9447).

            10.10 Promissory Note, dated October 4, 1990, by Robert W. Irelan and Barbara M. Irelan to KACC (incorporated by reference to Exhibit 10.54 to Form 10-K for the period ended December 31,
                   1990, filed by MAXXAM, File No. 1-3924).

            10.11  Promissory Note, dated February 1, 1989, by Anthony R.
                   Pierno and Beverly J. Pierno to MAXXAM (incorporated by reference to Exhibit 10.30 to Form 10-K for the period ended December 31, 1988, filed by MAXXAM, File No. 1-3924).

            10.12  Promissory Note, dated July 19, 1990, by Anthony R.
                   Pierno to MAXXAM (incorporated by reference to Exhibit
                   10.31 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

            10.13  Promissory Note, dated July 20, 1993, between MAXXAM and
                   Byron L. Wade (incorporated by reference to Exhibit 10.59 to
                   Form 10-K for the period ended December 31, 1993, filed by MAXXAM, File No. 1-3924).

            10.14 Employment Agreement, dated August 20, 1993, between KACC and Robert E. Cole (incorporated by reference to Exhibit
                   10.63 to Form 10-K for the period ended December 31, 1993, filed by MAXXAM, File No. 1-3924).

            10.15 Compensation Agreement, dated July 18, 1994, between KACC and Larry L. Watts (incorporated by reference to Exhibit
                   10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File No. 1-9447).

            10.16 Compensation Agreement, dated July 18, 1994, between KACC and Geoff S. Smith (incorporated by reference to Exhibit
                   10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File No. 1-9447).

           *10.17  Letter Agreement, dated January 1995, between KAC and
                   Charles E. Hurwitz, granting Mr. Hurwitz stock options under the Kaiser 1993 Omnibus Stock Incentive Plan.

           *10.18 Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC common stock.



           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           --------------------------------------------------------------------

           Exhibit
           Number                          Description
           -------                         -----------

           *13 The portions of KAC's Annual Report to shareholders for the year ended December 31, 1994, which are incorporated by reference into this Report.

           *21     Significant Subsidiaries of KAC.

           *27     Financial Data Schedule.



           -----------

           *  Filed herewith



           KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
           -------------------------------------------------------------------

                                                                    Exhibit 21

                                        SUBSIDIARIES



           Listed below are the principal subsidiaries of Kaiser Aluminum
           Corporation, the jurisdiction of their incorporation or organization and the names under which such subsidiaries do business. Certain subsidiaries are omitted which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

                                                            Place of
                                                         Incorporation
             Name                                       or Organization
             ----                                       ---------------

             Alpart Jamaica Inc.   . . . . . . . . . . .      Delaware
             Alumina Partners of Jamaica (partnership) .      Delaware
             Anglesey Aluminium Limited  . . . . . . . .      United Kingdom
             Kaiser Alumina Australia Corporation  . . .      Delaware
             Kaiser Aluminium International, Inc.  . . .      Delaware
             Kaiser Aluminum & Chemical Corporation  . .      Delaware
             Kaiser Aluminum & Chemical of Canada Limited     Ontario
             Kaiser Bauxite Company  . . . . . . . . . .      Nevada
             Kaiser Finance Corporation  . . . . . . . .      Delaware
             Kaiser Jamaica Bauxite Company (partnership)     Jamaica
             Kaiser Jamaica Corporation  . . . . . . . .      Delaware
             Queensland Alumina Limited  . . . . . . . .      Queensland
             Volta Aluminium Company Limited . . . . . .      Ghana



KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------


Domestic        California                                        Pennsylvania
Operations      Los Angeles (City of Commerce)                    Erie
(Partial List)    Extruded Products                                 Forgings Plant and Offices
                Los Angeles (Santa Fe Springs)                    South Carolina
                  Extruded Products Fabricating                   Greenwood
                Oxnard                                              Forgings
                  Forgings                                        Greenwood
                Pleasanton                                          Machine Shop
                  R&D at the Center for Technology;               Tennessee
                  Administrative Offices                          Jackson
                Florida                                             Extruded Products
                Mulberry                                          Texas
                  Sodium Silicofluoride, Potassium Silicofluoride Dallas
                Louisiana                                           Extruded Products Offices
                Baton Rouge                                       Houston
                  Alumina, Kaiser Alumina Technical Services,       Kaiser Aluminum Corporation Headquarters
                  International Business Development, and         Sherman
                  Environmental Offices                             Extruded Products
                Gramercy                                          Washington
                  Alumina                                         Mead
                Michigan                                            Primary Aluminum;
                Detroit (Southfield)                                Division Technology Center
                  Automotive Product Development and Sales        Richland
                Ohio                                                Extruded Products
                Canton                                            Tacoma
                  Castings                                          Primary Aluminum
                Newark                                            Trentwood
                  Extruded Products                                 Flat-Rolled Products Plant and Offices
                Oklahoma
                Tulsa
                  Aluminum and Magnesium Extruded Products; Anodes

  ---------------------------------------------------------------------------------------------------------------

  Worldwide       Australia                                         Japan
  Operations      Queensland Alumina Limited (28.3% owned)          Furukawa Kaiser Forged Products Company
  (Partial List)    Alumina                                         (47.5%)
                  Canada                                              Sales Office
                  Kaiser Aluminum & Chemical of Canada Limited      The Netherlands
                  (100%)                                             Kaiser Aluminum Mill Products Inc. (100%)
                    Extruded Products                                  Sales Office
                  Ghana                                             Russia
                  Volta Aluminium Company Limited (90%)             Kaiser Aluminium Russia, Inc. (100%)
                    Primary Aluminum                                  International Business Development
                  Jamaica                                           Wales, United Kingdom
                  Alumina Partners of Jamaica (65%)                  Anglesey Aluminium Limited (49%)
                    Bauxite; Alumina                                 Primary Aluminum
                  Kaiser Jamaica Bauxite Company (49%)
                    Bauxite
