Form 10-Q
period 1995-06-30
KAISER ALUMINUM CORP
filed 1995-08-09
CIK 811596

======================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x        No
    _____         ______

     At July 31, 1995, the registrant had 58,253,103 shares of common stock outstanding.

======================================================================

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                                 CONSOLIDATED BALANCE SHEETS
                                                   (In millions of dollars)
                                                                              June 30,    December 31,
                                                                                  1995            1994

                                                                           ---------------------------
                                                                           (Unaudited)
                   Assets
Current assets:
  Cash and cash equivalents                                                   $   14.8        $   17.6
  Receivables                                                                    252.8           199.2
  Inventories                                                                    516.8           468.0
  Prepaid expenses and other current assets                                       87.1           158.0
                                                                              ------------------------
    Total current assets                                                         871.5           842.8

Investments in and advances to unconsolidated affiliates                         171.1           169.7
Property, plant, and equipment - net                                           1,112.5         1,133.2
Deferred income taxes                                                            280.1           271.2
Other assets                                                                     312.3           281.2
                                                                              ------------------------

    Total                                                                     $2,747.5        $2,698.1
                                                                              ========================

        Liabilities & Stockholders' Equity
Current liabilities:
  Accounts payable                                                            $  136.1        $  152.1
  Accrued interest                                                                32.9            32.6
  Accrued salaries, wages, and related expenses                                   68.0            77.7
  Accrued postretirement medical benefit obligation - current portion             47.0            47.0
  Other accrued liabilities                                                      144.1           176.9
  Payable to affiliates                                                           84.3            85.3
  Long-term debt - current portion                                                 8.9            11.5
                                                                              ------------------------
    Total current liabilities                                                    521.3           583.1

Long-term liabilities                                                            545.2           495.5
Accrued postretirement medical benefit obligation                                738.8           734.9
Long-term debt                                                                   792.0           751.1
Minority interests                                                               116.0           116.2
Stockholders' equity:
  Preferred stock                                                                   .6              .6
  Common stock                                                                      .6              .6
  Additional capital                                                             528.5           527.8
  Accumulated deficit                                                           (486.4)         (502.6)
  Additional minimum pension liability                                            (9.1)           (9.1)
                                                                              ------------------------
    Total stockholders' equity                                                    34.2            17.3
                                                                              ------------------------

    Total                                                                     $2,747.5        $2,698.1
                                                                              ========================



  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


               STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                              (Unaudited)
          (In millions of dollars, except per share amounts)

                                                                           Quarter Ended      Six Months Ended
                                                                             June 30,             June 30,
                                                                         --------------------------------------
                                                                           1995      1994        1995      1994
                                                                         --------------------------------------
Net sales                                                                $583.4    $459.5    $1,096.4    $874.6
                                                                         --------------------------------------

Costs and expenses:
  Cost of products sold                                                   463.8     419.0       890.5     806.8
  Depreciation                                                             23.7      25.1        47.4      50.0
  Selling, administrative, research and development, and general           32.3      29.6        62.3      57.6
                                                                         --------------------------------------
    Total costs and expenses                                              519.8     473.7     1,000.2     914.4
                                                                         --------------------------------------

Operating income (loss)                                                    63.6     (14.2)       96.2     (39.8)

Other income (expense):
  Interest and other income (expense) - net                                (1.3)      1.2        (2.1)      3.2
  Interest expense                                                        (23.8)    (22.2)      (47.4)    (43.6)
                                                                         --------------------------------------

Income (loss) before income taxes, minority interests, and
  extraordinary loss                                                       38.5     (35.2)       46.7     (80.2)

Credit (provision) for income taxes                                       (13.9)     12.3       (16.8)     28.1

Minority interests                                                         (1.3)      (.7)       (3.1)      (.8)
                                                                         --------------------------------------

Income (loss) before extraordinary loss                                    23.3     (23.6)       26.8     (52.9)
Extraordinary loss on early extinguishment of debt, net of tax
  benefit of $2.9                                                                                          (5.4)
                                                                         --------------------------------------

Net income (loss)                                                          23.3     (23.6)       26.8     (58.3)

Dividends on preferred stock                                               (5.3)     (5.3)      (10.6)     (9.5)
                                                                         --------------------------------------

Net income (loss) attributable to common shareholders                    $ 18.0    $(28.9)   $   16.2    $(67.8)
                                                                         ======================================

Earnings (loss) per common and common equivalent share:
  Primary:
    Income (loss) before extraordinary loss                              $  .31    $ (.50)   $    .28    $(1.08)
    Extraordinary loss                                                                                     (.09)
                                                                         --------------------------------------
    Net income (loss)                                                    $  .31    $ (.50)   $    .28    $(1.17)
                                                                         ======================================

  Fully diluted                                                          $  .27
                                                                         ======

Weighted average common and common equivalent shares
  outstanding (000):
    Primary                                                              58,207    58,096      58,206    58,096
    Fully diluted                                                        85,272



  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (Unaudited)
                       (In millions of dollars)
                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                     -------------------
                                                                                        1995        1994
                                                                                     -------------------
Cash flows from operating activities:
  Net income (loss)                                                                  $  26.8     $ (58.3)
  Adjustments to reconcile net income (loss) to net cash provided by (used for)
   operating activities:
     Depreciation                                                                       47.4        50.0
     Non-cash postretirement medical benefit expenses                                    3.9         6.9
     Amortization of excess investment over equity in net assets of unconsolidated
      affiliates                                                                         5.8         5.8
     Amortization of deferred financing costs and discount on long-term debt             2.7         3.5
     Equity in (income) losses of unconsolidated affiliates                             (7.1)        1.3
     Minority interests                                                                  3.1          .8
     Extraordinary loss on early extinguishment of debt - net                                        5.4
     (Increase) decrease in receivables                                                (60.2)        7.1
     (Increase) decrease in inventories                                                (48.8)       32.4
     Decrease (increase) in prepaid expenses and other current assets                   57.8       (12.8)
     Incurrence of financing costs                                                       (.8)      (18.5)
     Decrease in accounts payable                                                      (16.0)      (15.7)
     Increase in accrued interest                                                         .5         8.7
     Decrease in payable to affiliates and accrued liabilities                          (6.6)       (7.9)
     Decrease in accrued and deferred income taxes                                      (4.8)      (33.6)
     Other                                                                               6.8        (3.9)
                                                                                     -------------------
      Net cash provided by (used for) operating activities                              10.5       (28.8)
                                                                                     -------------------

Cash flows from investing activities:
  Net proceeds from disposition of property and investments                              1.2         2.8
  Capital expenditures                                                                 (27.1)      (21.7)
  Redemption fund for minority interest preference stock                                 (.3)       (1.3)
                                                                                     -------------------
      Net cash used for investing activities                                           (26.2)      (20.2)
                                                                                     -------------------

Cash flows from financing activities:
  Repayments of long-term debt, including revolving credit                            (299.9)     (322.7)
  Borrowings of long-term debt, including revolving credit                             340.8       353.5
  Repayment of note payable                                                             (3.4)
  Net short-term debt repayments                                                                     (.5)
  Dividends paid                                                                       (15.9)       (9.5)
  Capital stock issued                                                                             100.4
  Redemption of minority interests' preference stock                                    (8.7)       (8.4)
                                                                                     -------------------
      Net cash provided by financing activities                                         12.9       112.8
                                                                                     -------------------

Net (decrease) increase in cash and cash equivalents during the period                  (2.8)       63.8
Cash and cash equivalents at beginning of period                                        17.6        14.7
                                                                                     -------------------

Cash and cash equivalents at end of period                                           $  14.8     $  78.5
                                                                                     ===================

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                         $  44.2     $  31.4
  Income taxes paid                                                                     16.8         5.4


  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
     (In millions of dollars, except prices and per share amounts)

1.  General
    -------

    Kaiser Aluminum Corporation (the "Company") is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM owns approximately 62% of the Company's common stock, after giving effect to the conversion of each outstanding $.65 Depositary Share (the "Depositary Shares"), each representing ownership of one-tenth of a share of Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares") (see Note 6), and assuming the conversion of each outstanding share of 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"), into one share of the Company's common stock, with the remaining approximately 38% publicly held. The Company operates through its direct subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC").

    The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the first half of 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.  Inventories
    -----------

    The classification of inventories is as follows:


                                                                June 30,  December 31,
                                                                    1995          1994
                                                                ----------------------
    Finished fabricated aluminum products                         $ 62.4        $ 49.4
    Primary aluminum and work in process                           218.4         203.1
    Bauxite and alumina                                            115.9         102.3
    Operating supplies and repair and maintenance parts            120.1         113.2
                                                                ----------------------
      Total                                                       $516.8        $468.0
                                                                ======================

    Substantially all product inventories are stated at last-in, first-out (LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

3.  Earnings (Loss) per Common and Common Equivalent Share
    ------------------------------------------------------

    Primary earnings (loss) per common and common equivalent share is computed by deducting (adding) preferred stock dividends from (to) net income (loss) in order to determine net income (loss) attributable to common shareholders. This amount is then divided by the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per common and common equivalent share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to common equivalent shares arising from preferred stock and nonqualified stock options assumed converted to common shares.
For the six months ended June 30, 1995, and the quarter and six months ended June

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


30, 1994, common equivalent shares attributable to the preferred stock and nonqualified stock options were excluded from the calculation of weighted average shares because they were antidilutive.

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

    Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1995, the balance of such accruals, which is primarily included in Long-term liabilities, was $41.3.
These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken.
The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $11.0 for the years 1995 through 1999 and an aggregate of approximately $11.0 thereafter.


    As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to approximately $21.0. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations.

    Asbestos Contingencies - KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At June 30, 1995, the number of such lawsuits pending was approximately 31,700.

    Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, and the advice of counsel. Accordingly, an asbestos-related cost accrual of $134.6, before considerations for insurance recoveries, is included primarily in Long-term liabilities at June 30, 1995. The Company estimates that annual future cash payments in connection with such litigation will be approximately $11.0 to $13.0 for each of the years 1995 through 1999, and an aggregate of approximately $74.0 thereafter through 2008. The Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


    The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, the Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $120.6, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at June 30, 1995.

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

5.  Derivative Financial Instruments and Related Hedging Programs
    -------------------------------------------------------------

    KACC enters into primary metal hedging transactions with off-balance sheet risk in the normal course of business. The prices realized by the Company under certain sales contracts for alumina, primary aluminum, and fabricated aluminum products as well as the costs incurred by the Company on certain items, such as aluminum scrap, rolling ingot, power, and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary metal hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. KACC has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. In this regard, in respect of its remaining 1995 anticipated net exposure, at June 30, 1995, KACC had net forward sales contracts for 157,725 tons* of primary aluminum at fixed prices, purchased call options in respect of 34,500 tons of primary aluminum, purchased put options to establish a minimum price for 96,750 tons of primary aluminum, and entered into option contracts that established a price range for 45,000 tons of primary aluminum. In respect of its 1996 anticipated net exposure, at June 30, 1995, the Company had sold forward 15,000 tons of primary aluminum at fixed prices.

    KACC also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At June 30, 1995, KACC had net forward foreign exchange contracts totaling approximately $149.9 for the purchase of
207.0 Australian dollars through April 1997.

    At June 30, 1995, the net unrealized loss on KACC's position in aluminum forward sales and option contracts (based on a market price of $1,808 per ton of primary aluminum) and forward foreign exchange contracts was $3.8.

    KACC has established margin accounts with its counterparties related to aluminum forward sales and option contracts. KACC is entitled to receive advances from counterparties related to unrealized gains and, in turn, is required to make margin deposits with counterparties to cover unrealized losses related to these contracts.




-------------------------------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

At June 30, 1995, KACC had $4.0, compared with $50.5 at December 31, 1994, on deposit with various counterparties in respect of such unrealized losses. These amounts are recorded in Prepaid expenses and other current assets.

    See Note 10 of the Notes to Consolidated Financial Statements for the year ended December 31, 1994.

6.  Subsequent Event
    ----------------

    On July 21, 1995, the Company announced that it is calling for redemption of all 1,938,295 of its Series A Shares on September 19, 1995. Redemption of the Series A Shares will result in the simultaneous redemption of all 19,382,950 Depositary Shares in exchange for (i) 13,126,521 shares of the Company's common stock determined by dividing the Call Price (as defined) in effect on the redemption date ($110.218 per Series A Share) by the Current Market Price (as defined) per share of common stock ($16.275) determined as of July 19, 1995, pursuant to the Certificate of Designations of the Series A Shares, (ii) an amount in cash equal to all accrued and unpaid dividends to and including the day immediately prior to redemption date, and (iii) cash in lieu of any fractional shares of common stock that would otherwise be issuable.

    The primary earnings per share for the quarter and six months ended June 30, 1995, would have been $.30 and $.32, respectively, if the redemption of Series A Shares had taken place at the beginning of each period.


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

Results of Operations
---------------------

    The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. See Note 5 of Notes to Interim Consolidated Financial Statements for an explanation of KACC's hedging strategies. The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and six months ended June 30, 1995 and 1994. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

            SELECTED OPERATIONAL AND FINANCIAL INFORMATION

                                             Quarter Ended        Six Months Ended
                                               June 30,               June 30,
                                           ----------------------------------------
                                             1995      1994         1995       1994
                                           ----------------------------------------
Shipments:<F1>
  Alumina                                   576.6     574.2      1,023.1    1,042.4
  Aluminum products:
    Primary aluminum                         63.8      63.1        111.5      127.4
    Fabricated aluminum products             99.4     104.9        193.9      201.7
                                           ----------------------------------------
      Total aluminum products               163.2     168.0        305.4      329.1
                                           ========================================

Average realized sales price:
  Alumina (per ton)                        $  206    $  159     $    202    $   157
  Primary aluminum (per pound)                .83       .55          .82        .55

Net sales:
  Bauxite and alumina:
    Alumina                                $118.7    $ 91.3     $  206.6    $ 163.8
    Other <F2><F3>                           23.9      20.4         43.0       40.8
                                           ----------------------------------------
      Total bauxite and alumina             142.6     111.7        249.6      204.6
                                           ----------------------------------------

  Aluminum processing:
    Primary aluminum                        116.6      76.8        201.6      154.1
    Fabricated aluminum products            319.8     267.4        636.0      508.9
    Other <F3>                                4.4       3.6          9.2        7.0
                                           ----------------------------------------
      Total aluminum processing             440.8     347.8        846.8      670.0
                                           ----------------------------------------

         Total net sales                   $583.4    $459.5     $1,096.4    $ 874.6
                                           ========================================

Operating income (loss):
  Bauxite and alumina                      $ 20.2    $  (.1)        21.6    $  (2.5)
  Aluminum processing                        62.7       4.1        112.0       (1.9)
  Corporate                                 (19.3)    (18.2)       (37.4)     (35.4)
                                           ----------------------------------------
    Total operating income (loss)          $ 63.6    $(14.2)    $   96.2    $ (39.8)
                                           ========================================

Income (loss) before income taxes,
  minority interests, and
  extraordinary loss                       $ 38.5    $(35.2)    $   46.7    $ (80.2)
                                           ========================================

Income (loss) before extraordinary loss    $ 23.3    $(23.6)    $   26.8    $ (52.9)

Extraordinary loss on early
  extinguishment of debt, net of
  tax benefit of $2.9                                                          (5.4)
                                           ----------------------------------------
Net income (loss)                          $ 23.3    $(23.6)    $   26.8    $ (58.3)
                                           ========================================

Capital expenditures                       $ 13.4    $ 12.1     $   27.1    $  21.7
                                           ========================================

-------------------------------
<F1>  In thousands of tons.
<F2>  Includes net sales of bauxite.
<F3>  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


Net Sales

    Bauxite and Alumina - Revenue from net sales to third parties for the bauxite and alumina segment was 28% higher in the second quarter of 1995 than in the second quarter of 1994, and was 22% higher in the first half of 1995 than in the first half of 1994. Revenue from alumina increased 30% in the second quarter of 1995 from the second quarter of 1994, and increased 26% in the first half of 1995 from the first half of 1994, due to higher average realized prices.

    Aluminum Processing - Revenue from net sales to third parties for the aluminum processing segment was 27% higher in the second quarter of 1995 than in the second quarter of 1994, and was 26% higher in the first half of 1995 than in the first half of 1994. Revenue from primary aluminum increased 52% in the second quarter of 1995 from the second quarter of 1994, due to higher average realized prices, and increased 31% in the first half of 1995 from the first half of 1994, due to higher average realized prices partially offset by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below. Shipments of primary aluminum to third parties were approximately 39% and 37% of total aluminum products shipments in the second quarter and first half of 1995, respectively, compared with approximately 38% and 39% in the second quarter and first half of 1994, respectively. Revenue from fabricated aluminum products increased 20% in the second quarter of 1995 from the second quarter of 1994, and increased 25% in the first half of 1995 from the first half of 1994, due to higher average realized prices partially offset by lower shipments for most of these products.

Operating Income (Loss)

    Improved operating results in the first half of 1995 were partially offset by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at the Company's 65%-owned Alpart alumina refinery in Jamaica, and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on the first half results was approximately $17.0 in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

    Bauxite and Alumina - This segment had operating income in the second quarter and the first half of 1995, compared with an operating loss in the second quarter and the first half of 1994, principally due to higher revenue. First half results were partially offset by the effect of the strikes and boiler failure.

    Aluminum Processing - This segment had significantly higher operating income in the second quarter of 1995 than in the second quarter of 1994, and had operating income in the first half of 1995, compared with an operating loss in the first half of 1994, principally due to higher revenue. First half results were partially offset by the effect of the strike by the USWA.

    Corporate - Corporate operating expenses represented corporate general and administrative expenses which are not allocated to the Company's segments.

Net Income (Loss)

    The Company had net income of $.31 and $.28 per common and common equivalent share for the second quarter and the first half of 1995, respectively, compared with a net loss of $.50 and $1.17 per common and common equivalent share for the second quarter and first half of 1994, respectively. The principal reason for these changes was the improvement in operating income previously described.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


Liquidity and Capital Resources
-------------------------------

Operating Activities

    At June 30, 1995, the Company had working capital of $350.2, compared with working capital of $259.7 at December 31, 1994. The increase in working capital was due to an increase in Receivables (as a result of an increase in net sales) and Inventories (as a result of lower shipments) and a decrease in Accounts payable and Other accrued liabilities. The increase in working capital is partially offset by a decrease in Prepaid expenses and other current assets (due to lower margin deposits). See Note 5 of the Notes to Interim Consolidated Financial Statements.

Investing Activities

    Cash used for investing activities in the second quarter and the first half of 1995 primarily consisted of capital expenditures to improve production efficiency, reduce operating costs, and expand capacity at existing facilities.

Financing Activities

    At June 30, 1995, the Company had long-term debt of $792.0, compared with $751.1 at December 31, 1994. In March 1995, the 1994 Credit Agreement (see Note 5 of the Notes to Consolidated Financial Statements for the year ended December 31, 1994) was amended by the Second Amendment to Credit Agreement (the "Second Amendment"). The Second Amendment provided, among other things, for an increase in the revolving line of credit from $275.0 to $325.0. At June 30, 1995, $204.8 (of which $57.2 could have been used for letters of credit) was available to KACC under the 1994 Credit Agreement. As of July 20, 1995, the 1994 Credit Agreement was amended by the Third Amendment to Credit Agreement in connection with the investment by Kaiser Yellow River Investment Limited, a subsidiary of KACC, in Yellow River Aluminum Industry Company, an aluminum smelter joint venture in the People's Republic of China.

Trends
------

    On June 15, 1995, KACC announced that it had signed an agreement with The Washington Water Power Company (the "WWP") to purchase up to 50 megawatts of electrical energy to supply its Northwest facilities. The agreement is for a five-year term beginning October 1, 1995. Such power would displace a portion of KACC's interruptible power supply from the Bonneville Power Administration (the "BPA"), and could save KACC in excess of $7.0 over the term of the agreement compared to current BPA rates, assuming that KACC would purchase 50 megawatts for the entire term of the agreement. KACC also announced that it had signed an electric power services agreement with the WWP for the WWP to represent KACC in discussions and solicitations with energy suppliers other than the BPA.

    The BPA has formally announced its proposed rate of 22.6 mills for power to be sold to its direct service industrial customers (the "DSIs"), which includes KACC, beginning October 1, 1996, for a term of either two years or five years, at the election of each of the DSIs. Such a rate, if implemented, would represent a rate reduction of approximately 15% from the BPA rates currently in effect, and would reduce production costs at KACC's Mead and Tacoma, Washington, smelters by approximately $12.0 per year based on the current operating rate of those smelters. However, final adoption of the BPA rate for the period beginning October 1, 1996, is subject to completion of the public rate setting process, and there is no certainty that the proposed rate decrease, or any rate decrease, will become effective as of October 1, 1996, or at any other time.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

    As reported and more fully described in "Item 3. LEGAL
PROCEEDINGS - Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son, Inc." in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "10-K"), the trial involving this case commenced in March 1995. During the trial, Plaintiffs (as defined in the 10-K) settled their claims against Catellus Development Corporation ("Catellus") in exchange for payment of approximately $3.25 million. Subsequently, on June 2, 1995, the United States District Court for the Northern District of California issued an Order on the remaining claims finding, among other things, that KACC is liable for various costs aggregating approximately $1.34 million, as well as interest, fifty percent (50%) of future costs of cleaning up certain parts of the Property (as defined in the 10-K), and certain fees and costs associated specifically with the claim by Catellus against KACC. KACC has estimated the aggregate interest payable to be approximately $.53 million. Entry of judgment is pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    The annual meeting of stockholders of the Company was held on May 17, 1995, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company, and voted upon a proposal to approve the Kaiser 1995 Executive Incentive
Compensation Program.

Nominees for Director
---------------------

    The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of abstentions and broker nonvotes with respect to each such nominee:

Robert J. Cruikshank
   Votes For:             59,767,000
   Votes Against:
   Votes Withheld:            33,760
   Abstentions:
   Broker Nonvotes:

George T. Haymaker, Jr.
   Votes For:             59,768,427
   Votes Against:
   Votes Withheld:            32,332
   Abstentions:
   Broker Nonvotes:

Charles E. Hurwitz
   Votes For:             59,764,385
   Votes Against:
   Votes Withheld:            36,375
   Abstentions:
   Broker Nonvotes:

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


Ezra G. Levin
   Votes For:             59,763,905
   Votes Against:
   Votes Withheld:            36,855
   Abstentions:
   Broker Nonvotes:

Robert Marcus
   Votes For:             59,770,095
   Votes Against:
   Votes Withheld:            30,664
   Abstentions:
   Broker Nonvotes:

Robert J. Petris
   Votes For:             59,767,231
   Votes Against:
   Votes Withheld:            33,528
   Abstentions:
   Broker Nonvotes:

Kaiser 1995 Executive Compensation Program
------------------------------------------

    The vote with respect to the proposal to approve the Kaiser 1995 Executive Incentive Compensation Program was as follows:

   Votes For:             59,520,221
   Votes Against:            200,783
   Votes Withheld:
   Abstentions:               63,755
   Broker Nonvotes:           16,000


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a)  Exhibits.

  Exhibit No.                Exhibit
  -----------                -------

    4.1 Third Amendment to Credit Agreement, dated as of July 20, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among the Company, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent.

   27    Financial Data Schedule.

  (b)  Reports on Form 8-K.

  No report on Form 8-K was filed by the Company during the quarter ended June 30, 1995.

         KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


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


Dated: August 9, 1995