Form 10-K
period 1995-12-31
KAISER ALUMINUM CORP
filed 1996-03-28
CIK 811596

=====================================================================
                              FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                       ----------------------


Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 1995
Commission file number 1-9447

                     KAISER ALUMINUM CORPORATION
       (Exact name of registrant as specified in its charter)

       Delaware                                 94-3030279
(State of Incorporation)          (I.R.S. Employer Identification No.)


       5847 SAN FELIPE, SUITE 2600, HOUSTON, TEXAS  77057-3010
          (Address of principal executive offices)  (Zip Code)

 Registrant's telephone number, including area code:  (713) 267-3777


     Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
              Title of each class                 on which registered
             -------------------                  --------------------

  Common Stock, $.01 par value                  New York Stock Exchange

  8.255% PRIDES, Convertible Preferred Stock,   New York Stock Exchange
  $.05 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                               ---
No
   ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                    ---


As of March 15, 1996, there were 71,641,854 shares of the common stock of the registrant outstanding. Based upon New York Stock Exchange closing prices on March 15, 1996, the aggregate market value of the registrant's common stock and 8.255% PRIDES held by non-affiliates was $421.1 million.


Certain portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1995, are incorporated by reference into Parts I, II, and IV of this Report on Form 10-K. Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.

=======================================================================

                                NOTE





Kaiser Aluminum Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 25-28 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:


                           Corporate Secretary
                           Kaiser Aluminum Corporation
                           5847 San Felipe, Suite 2600
                           Houston, Texas 77057-3010











                                 (i)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------



                            TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1

         ITEM 1.   BUSINESS. . . . . . . . . . . . . . . . . . .          1

         ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . .         12

         ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . .         12

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS . . . . . . . . . . . . . . . . . . .        16

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS. . . . . . . . . .       16

         ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . .     17

         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS. . . . . . .     17

         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . .     17

         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . .     17

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

         ITEM 10.. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    17

         ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . .     17

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT. . . . . . . . . . . . . . . . .      17

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. .     17

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K . . . . . . . . . . . . . .      17

SCHEDULE I . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . .       25

EXHIBIT 21         SUBSIDIARIES. . . . . . . . . . . . . . . . . . .     29


                                   (ii)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


PART  I

ITEM 1.       BUSINESS

Industry Overview

Primary aluminum is produced by the refining of bauxite into alumina and the reduction of alumina into primary aluminum. Approximately two pounds of bauxite are required to produce one pound of alumina, and approximately two pounds of alumina are required to produce one pound of primary aluminum. Aluminum's valuable physical properties include its light weight, corrosion resistance, thermal and electrical conductivity, and high tensile strength.

Demand

The packaging, transportation and construction industries are the principal consumers of aluminum in the United States, Japan, and Western Europe. In the packaging industry, which accounted for approximately 20% of aluminum consumption in 1994, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. Nearly all beer cans and soft drink cans manufactured for the United States market are made of aluminum. Kaiser Aluminum Corporation ("Kaiser" or the "Company") believes that growth in the packaging area is likely to continue through the 1990s due to general population increase and to further penetration of the beverage container market in Asia and Latin America, where aluminum cans are a substantially lower percentage of the total beverage container market than in the United States. Kaiser believes that growth in demand for can sheet in the United States will follow the growth in population, offset, in part, by the effects of the use of lighter gauge aluminum for can sheet and of plastic container production from newly installed capacity.

In the transportation industry, which accounted for approximately 28% of aluminum consumption in the United States, Japan, and Western Europe in 1994, automotive manufacturers use aluminum instead of steel, ductile iron, or copper for an increasing number of components, including radiators, wheels, suspension components, and engines, in order to meet more stringent environmental, safety, and fuel efficiency requirements. Kaiser believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles. In addition, Kaiser believes that consumption of aluminum in the construction industry will follow the cyclical growth pattern of that industry, and will benefit from higher growth in Asian and Latin American economies.

Supply

As of year-end 1995, Western world aluminum capacity from 107 smelting facilities was approximately 16.6 million tons* per year. Western world production of primary aluminum for 1995 increased approximately 1.8% compared to 1994. Net exports of aluminum from the former Sino Soviet bloc increased approximately 250% from 1990 levels during the period from 1991 through 1994 to approximately 2.2 million tons per year. These exports contributed to a significant increase in London Metal Exchange ("LME") stocks of primary aluminum which peaked in June 1994 at 2.7 million tons. By the end of 1995, LME stocks of primary aluminum had declined 2.1 million tons from this peak level and 1.1 million tons from the beginning of 1995. See "-Recent Industry Trends."

Based upon information currently available, the Company believes that moderate additions will be made during 1996-1998 to Western world alumina and primary aluminum production capacity. The increases in alumina capacity during 1996-1998 are expected to come from one new refinery which began operations in 1995 and incremental expansions of existing


----------
* All references to tons in this Report refer to metric tons of 2,204.6 pounds.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

refineries. In addition, Kaiser believes that there is currently approximately .9 million tons of curtailed smelting capacity that could be restarted by aluminum producers. The increases in primary aluminum capacity during 1996-1998 are expected to come from one new smelter, which began operations in 1995 and is expected to reach its rated capacity of approximately 466,000 tons per year in 1996, and the remainder principally from incremental expansions of existing smelters.

Recent Industry Trends

Market fundamentals for aluminum improved significantly in 1994 as aluminum producers worldwide curtailed primary aluminum production, Western world consumption of aluminum grew strongly, and customers replenished inventories, particularly in the United States. In 1995, production of primary aluminum increased and consumption of aluminum continued to grow, but at a much lower rate than in 1994. In general, the overall aluminum market was strongest in the first half of 1995. By the second half of 1995, orders and shipments for certain products had softened and the rate of decline in LME inventories had leveled off. By the end of 1995, some small increases in LME inventories occurred, and prices of aluminum weakened from first-half levels. The Midwest U.S. transaction price for primary aluminum in 1995 averaged approximately 86 cents per pound, compared to a 1994 annual average of approximately 72 cents per pound. The Midwest U.S. transaction price for primary aluminum averaged approximately 79 cents per pound in December 1995.

Western world demand for alumina, and the price of alumina, declined in 1994 in response to the curtailment of Western world smelter production of primary aluminum, partially offset by increased usage of Western world alumina by smelters in the Commonwealth of Independent States (the "CIS") and in the People's Republic of China (the "PRC"). Increased Western world production of primary aluminum, as well as continued imports of Western world alumina by the CIS and the PRC, during 1995 resulted in higher demand for Western world alumina and significantly stronger alumina pricing. United States shipments of domestic fabricated aluminum products in 1995 were approximately at 1994 levels, although in 1995 demand for can sheet in the United States softened relative to 1994. Overall, Kaiser believes that the market fundamentals for aluminum will be good for the near future, barring prolonged economic recession, and that demand is likely to continue growing at levels sufficient to absorb the output from restarts of industry smelter capacity and from the limited additions of new supply under construction.

The Company

General

The Company is a direct subsidiary of MAXXAM Inc. ("MAXXAM"). The Company, through its subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by KACC in its operations, KACC sells significant amounts of alumina and primary aluminum in domestic and international markets.
In 1995, KACC produced approximately 2,838,000 tons of alumina, of which approximately 72% was sold to third parties, and produced 413,600 tons of primary aluminum, of which approximately 66% was sold to third parties. KACC is also a major domestic supplier of fabricated aluminum products.
In 1995, KACC shipped approximately 368,200 tons of fabricated aluminum products to third parties, which accounted for approximately
6% of the total tonnage of United States domestic shipments. A majority of KACC's fabricated products are sold to distributors or used by customers as components in the manufacture and assembly of finished end-use products. Note 10 of the Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

The following table sets forth total shipments and intracompany transfers of KACC's alumina, primary aluminum, and fabricated aluminum operations:



                                             Year Ended December 31,

                                             -----------------------

                                              1995      1994     1993
                                           -------   -------  -------
                                           (in thousands of tons)

ALUMINA:
 Shipments to Third Parties                2,040.1   2,086.7  1,997.5
 Intracompany Transfers                      800.6     820.9    807.5
PRIMARY ALUMINUM:
 Shipments to Third Parties                  271.7     224.0    242.5
 Intracompany Transfers                      217.4     225.1    233.6
FABRICATED ALUMINUM PRODUCTS:
 Shipments to Third Parties                  368.2     399.0    373.2


Sensitivity to Prices and Hedging Programs

Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on KACC's hedging strategies. Fabricated aluminum prices, which vary considerably among products, are influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to six months. Changes in the market price of primary aluminum also affect Kaiser's production costs of fabricated products because they influence the price of aluminum scrap purchased by Kaiser and Kaiser's labor costs, to the extent such costs are indexed to primary aluminum prices. Through its variable cost structures, forward sales, and hedging programs, KACC has attempted to mitigate its exposure to possible declines in the market prices of alumina, primary aluminum, and fabricated aluminum products while retaining the ability to participate in favorable pricing environments that may materialize. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends - Sensitivity to Prices and Hedging Programs" and Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

Production Operations

The Company's operations are conducted through KACC's decentralized business units which compete throughout the aluminum industry.

          o The alumina business unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 8% of Western world alumina in 1995. During 1995, KACC third party shipments of bauxite represented approximately 21% of bauxite mined. In addition, KACC third party shipments of alumina represented approximately 72% of alumina produced. KACC's share of total Western world alumina capacity was approximately 7% in 1995.

          o The primary aluminum products business unit operates two domestic smelters wholly owned by KACC and two foreign smelters in which KACC holds significant ownership interests. During 1995, KACC third party shipments of primary aluminum represented approximately 66% of primary aluminum production. KACC's share of total Western world primary aluminum capacity was approximately 3% in 1995.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

          o Fabricated aluminum products are manufactured by three business units - flat-rolled products, extruded products and engineered components. The products include body, lid, and tab stock for beverage containers, sheet and plate products, heat-treated products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, engine manifolds, and other castings, forgings and extruded products, which are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in KACC's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

Alumina
-------

The following table lists KACC's bauxite mining and alumina refining facilities as of December 31, 1995:


                                                           Annual
                                                       Production       Total
                                                         Capacity      Annual
                                            Company  Available to  Production
Activity          Facility   Location     Ownership   the Company    Capacity
--------          --------   --------     ---------   -----------    --------
                                                           (tons)      (tons)

Bauxite Mining    KJBC(1)    Jamaica      49%           4,500,000   4,500,000
                  Alpart(2)  Jamaica      65%           2,275,000   3,500,000
                                                        ---------   ---------
                                                        6,775,000   8,000,000
                                                        =========   =========

Alumina Refining  Gramercy   Louisiana   100%           1,000,000   1,000,000
                  Alpart     Jamaica      65%             943,000   1,450,000
                  QAL        Australia  28.3%             934,000   3,300,000
                                                          -------   ---------
                                                        2,877,000   5,750,000
                                                        =========   =========

------------
(1)       Although KACC owns 49% of Kaiser Jamaica Bauxite Company
          ("KJBC"), it has the right to receive all of such entity's output.
(2)       Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.


Bauxite mined in Jamaica by KJBC is refined into alumina at KACC's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted KACC a mining lease for the mining of bauxite sufficient to supply KACC's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties.

Alpart holds bauxite reserves and owns a 1,450,000 tons per year alumina plant located in Jamaica. KACC owns a 65% interest in Alpart, and Hydro Aluminium a.s ("Hydro") owns the remaining 35% interest. KACC has management responsibility for the facility on a fee basis. KACC and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery as it may be expanded to a capacity of 2,000,000 tons per year through the year 2024. Alpart has entered into an agreement for the supply of substantially all of its fuel oil through 1996. The balance of Alpart's fuel oil requirements through 1996 will be purchased in the spot market.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

KACC owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including KACC, purchase bauxite from another QAL stockholder under long-term supply contracts.
KACC has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. KACC is unconditionally obligated to pay amounts calculated to service its share ($88.9 million at December 31, 1995) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. QAL's annual production capacity is approximately 3,300,000 tons, of which approximately 934,000 tons are available to KACC.

KACC's principal customers for bauxite and alumina consist of large and small domestic and international aluminum producers that purchase bauxite and reduction-grade alumina for use in their internal refining and smelting operations, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. In 1995, KACC sold all of its bauxite to two customers, the largest of which accounted for approximately 74% of such sales. KACC also sold alumina to nine customers, the largest and top five of which accounted for approximately 23% and 90% of such sales, respectively. See "- Competition." The Company believes that among alumina producers KACC is now the world's second largest seller of alumina to third parties. KACC's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements under multi-year sales contracts.

Primary Aluminum Products
-------------------------

The following table lists KACC's primary aluminum smelting facilities as of December 31, 1995:

                                              Annual Rated     Total      1995
                                                  Capacity    Annual   Average
                                     Company  Available to     Rated Operating
Location                 Facility  Ownership   the Company  Capacity      Rate
--------                 --------  ---------   -----------  --------      ----
                                                    (tons)    (tons)
Domestic
 Washington              Mead           100%       200,000   200,000       82%
 Washington              Tacoma         100%        73,000    73,000       82%
                                                    ------    ------
  Subtotal                                         273,000   273,000
                                                   -------   -------

International
 Ghana                   Valco           90%       180,000   200,000       68%
 Wales, United Kingdom   Anglesey        49%        55,000   112,000      119%
                                                    ------   -------
 Subtotal                                          235,000   312,000
                                                   -------   -------
  Total                                            508,000   585,000
                                                   =======   =======



KACC owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 71% of Mead's 1995 production was used at KACC's Trentwood fabricating facility and the balance was sold to third parties. The Tacoma plant uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies in recent years through retrofit technology, cost controls, and semi-variable wage and power contracts, leading to increases in production volume and enhancing their ability to compete with newer smelters. At the Mead plant, KACC

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

has converted to welded anode assemblies to increase energy efficiency, extended the anode life-cycle in the smelting process, changed from pencil to liquid pitch to produce carbon anodes which achieved environmental and operating savings, and engaged in efforts to increase production through the use of improved, higher-efficiency reduction cells.

Electric power represents an important production cost for KACC at its aluminum smelters. In 1995 electric power purchase agreements for KACC's facilities in the Pacific Northwest were successfully restructured, which the Company anticipates will result in significantly lower electric power costs in 1996 and beyond for the Mead and Tacoma, Washington, smelters and the Trentwood, Washington, rolling mill compared to 1995 electric power costs. From 1981 until 1995, electric power for KACC's Mead and Tacoma smelters was purchased exclusively from the Bonneville Power Administration (the "BPA") by KACC under a contract which expires in 2001. In April 1995 the BPA agreed to allow each of its direct service industrial customers
(the "DSIs"), which include KACC, to purchase a portion of its requirement for electric power from sources other than the BPA beginning October 1, 1995. In June 1995 KACC entered into an agreement with The Washington
Water Power Company (the "WWP") to purchase up to 50 megawatts of electric power for its Northwest facilities for a five-year term beginning October
1, 1995. KACC is receiving power under that contract, which power displaces a portion of KACC's interruptible power from the BPA. In addition, in 1995 KACC entered into a new power purchase contract with the BPA, which amends the existing BPA power contract and which contemplates reductions during 1996 in the amount of power which KACC is obligated to purchase from the BPA and which the BPA is obligated to sell to KACC, and the replacement of such power with power to be purchased from other suppliers. KACC is negotiating power purchase agreements for such power with suppliers other than the BPA. Contracts for the purchase of all power required by KACC's Mead and Tacoma smelters and Trentwood rolling mill for 1996, and for approximately one-half of such power for the period 1997-2000, have been finalized. Two lawsuits were filed in December 1995 against the BPA by various parties, one of which petitions for a review of the BPA's "Record of Decision on Direct Service Industrial Customer Requirements Power Sales Contract" issued on September 28, 1995, and one of which petitions for review of, and to set aside, suspend, or modify, the action of the BPA to decide to offer five-year "block" power sales to the DSIs. The effect of such lawsuits, if any, on KACC's new power purchase contract with the BPA is not known. Certain of the DSIs, including KACC, have intervened in the two lawsuits.

In 1995 KACC also entered into agreements with the BPA and with the WWP, with terms ending in 2001, under which the BPA and the WWP would provide to KACC transmission services for power purchased from sources other than the BPA. The term of the transmission services agreement with the BPA was subsequently extended for an additional fifteen years, which extension has been challenged. Four lawsuits have been filed against the BPA by various parties, which lawsuits either challenge the BPA's record of decision offering such an extension agreement to the DSIs or challenge the BPA's Business Plan Environmental Impact Statement record of decision in connection therewith. Certain of the DSIs, including KACC, have intervened in the four lawsuits.

KACC began operating its Mead and Tacoma smelters in Washington at approximately 75% of their full capacity in January 1993, when three reduction potlines were removed from production (two at Mead and one at Tacoma) in response to a power reduction imposed by the BPA. In March 1995, the BPA offered to its industrial customers, including KACC, surplus firm power at a discounted rate for the period April 1, 1995, through July 31, 1995, to enable such customers to restart idle industrial loads. In April 1995, KACC and the BPA entered into a contract for an amount of such power, and thereafter KACC restarted one-half of an idle potline (approximately 9,000 tons of annual capacity) at its Tacoma, Washington, smelter. The Tacoma smelter was returned to full production in October 1995. In 1995 KACC entered into a one-year power supply contract with the BPA, for a term ending September 30, 1996, in connection with the restart of idled capacity at its Mead smelter. The Mead smelter returned to full production in December 1995.

KACC manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by KACC and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

in amounts intended to pay not less than all of Valco's operating and financing costs. KACC's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity of power to the market price of primary aluminum. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994-1998 period. Valco has entered into an agreement with the government of Ghana under which Valco has been assured (except in cases of force majeure) that it will receive sufficient electric power to operate at its current level of three and one-half potlines through December 31, 1996. Kaiser believes that, assuming normal rainfall during 1996, Valco should have available sufficient electric power to operate at its current level through 1996.

KACC owns a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. KACC supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. KACC sells its share of Anglesey's output to third parties. Power for the Anglesey aluminum smelter is supplied under an agreement which expires in 2001.

KACC has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology - which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, and a computerized system that controls energy flow in the cells - enhances KACC's ability to compete more effectively with the industry's newer smelters. KACC is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ KACC's technical and managerial knowledge. See "-Research and Development."

KACC's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1995, KACC sold its primary aluminum production not utilized for internal purposes to approximately 35 customers, the largest and top five of which accounted for approximately 25% and 62% of such sales, respectively. See "- Competition." Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in Pleasanton, California, and by senior executives of KACC who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

Fabricated Aluminum Products
----------------------------

KACC manufactures and markets fabricated aluminum products for the packaging, transportation, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. In 1995, four domestic beverage container manufacturers were among the leading customers for KACC's fabricated products and accounted for approximately 12% of KACC's sales revenue.

KACC's fabricated products compete with those of numerous domestic and foreign producers and with products made of steel, copper, glass, plastic, and other materials. Product quality, price, and availability are the principal competitive factors in the market for fabricated aluminum products. KACC has focused its fabricated products operations on selected products in which KACC has production expertise, high-quality capability, and geographic and other competitive advantages.

Flat-Rolled Products - The flat-rolled products business unit, the largest of KACC's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. The Trentwood facility is KACC's largest fabricating plant and accounted for approximately 64% of KACC's 1995 fabricated aluminum products shipments. The business unit supplies the beverage container market (producing body, lid, and tab stock), the aerospace market, and the tooling plate, heat-treated alloy and common alloy coil markets, both directly and through distributors. During 1995, KACC successfully

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

completed the two year restructuring of its flat-rolled products operation at its Trentwood plant to reduce that facility's annual operating costs by at least $50.0 million.

KACC's flat-rolled products are sold primarily to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides KACC with a transportation advantage. Quality of products for the beverage container industry and timeliness of delivery are the primary bases on which KACC competes. Kaiser believes that capital improvements at Trentwood have enhanced the quality of KACC's products for the beverage container industry and the capacity and efficiency of KACC's manufacturing operations, and that KACC is one of the highest quality producers of aluminum beverage can stock in the world.

In 1995, the flat-rolled products business unit had 31 domestic and foreign can stock customers, including the five major domestic beverage can manufacturers. The largest and top five of such customers accounted for approximately 14% and 41%, respectively, of the business unit's revenue. See "- Competition." In 1995, the business unit shipped products to approximately 150 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 13% of the business unit's revenue. The marketing staff for the flat-rolled products business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to customers (including distributors) from eight sales offices located throughout the United States. International customers are served by sales offices in the Netherlands and Japan and by independent sales agents in Asia and Latin America.

Extruded Products - The extruded products business unit is headquartered in Dallas, Texas, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; rod and bar facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland, Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services.

The extruded products business unit's major markets are in the transportation industry, to which it provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets. In 1995, the extruded products business unit had approximately 825 customers for its products, the largest and top five of which accounted for approximately 6% and 20%, respectively, of its revenue. See "- Competition." Sales are made directly from plants as well as marketing locations across the United States.

Engineered Components - The engineered components business unit operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio. The engineered components business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged and cast aluminum make it particularly well-suited for automotive applications. The business unit's casting facility manufactures aluminum engine manifolds for the automobile, truck and marine markets.

In 1995, the engineered components business unit had approximately 250 customers, the largest and top five of which accounted for approximately 34% and 77%, respectively, of the business unit's revenue. See "- Competition." The engineered components business unit's headquarters is located in Erie, Pennsylvania, and there is a sales and engineering office located in Detroit, Michigan, which works with car makers and other customers, the Center for Technology (see "-Research and Development"), and plant personnel to create new automotive component designs and improve existing products.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

Competition

Aluminum competes in many markets with steel, copper, glass, plastic, and numerous other materials. In recent years, plastic containers have increased and glass containers have decreased their respective shares of the soft drink sector of the beverage container market. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene ("PET") container capacity is brought on line by plastics manufacturers. Within the aluminum business, KACC competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of KACC's competitors have greater financial resources than KACC. KACC's principal competitors in the sale of alumina include Alcoa Alumina and Chemicals LLC, Billiton Marketing and Trading BV, and Alcan Aluminium Limited. KACC competes with most aluminum producers in the sale of primary aluminum.

Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. KACC also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. KACC concentrates its fabricating operations on selected products in which KACC has production expertise, high-quality capability, and geographic and other competitive advantages. Kaiser believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of KACC's customers, including intermediaries, would not have a material adverse effect on the Company's financial condition or results of operations.

Research and Development

KACC conducts research and development activities principally at three facilities - the Center for Technology ("CFT") in Pleasanton, California; the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington; and the Alumina Development Laboratory ("ADL") at the Gramercy, Louisiana, refinery, which supports Kaiser Alumina Technical Services ("KATS") and the facilities of the alumina business unit. Net expenditures for Company-sponsored research and development activities were $18.5 million in 1995, $16.7 million in 1994, and $18.5 million in 1993. KACC's research staff totaled 157 at December 31, 1995. KACC estimates that research and development net expenditures will be approximately $22.5 million in 1996.

CFT performs research and development across a range of aluminum process and product technologies to support KACC's business units and new business opportunities. It also selectively offers technical services to third parties. Significant efforts are directed at product and process technology for the can stock, aircraft and automotive markets, and aluminum reduction cell models which are applied to improving cell designs and operating conditions. The largest and most notable single project being developed at CFT is a strip-casting micromill process for producing can sheet. The conversion and capital costs of these micromills are expected to be significantly lower than conventional rolling mills and to result in improved economics compared with historical manufacturing and transportation costs for can stock. A pilot facility has been constructed and operated at CFT. The first micromill is being constructed in Nevada as a demonstration production facility, and KACC expects operational startup of the facility at the end of 1996. KACC currently intends to finance the cost of the construction of the Nevada micromill, estimated to be approximately $45.0 million, from general corporate funds, including possible borrowings under the 1994 Credit Agreement (defined below), although KACC is in discussions with third parties which might provide some or all of such funding. DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. DTC supports KACC's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements. KATS provides improved alumina process technology to KACC's facilities and technical support to new business ventures in cooperation with KACC's international business development group.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

KACC is actively engaged in efforts to license its technology and sell technical and managerial assistance to other producers worldwide. KACC's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Jamaica, Sweden, Germany, Russia, India, Australia, Korea, New Zealand, Ghana, United Arab Emirates, and the United Kingdom. KACC's revenue from technology sales and technical assistance to third parties were $5.7 million in 1995, $10.0 million in 1994, and $12.8 million in 1993.

KACC has entered into agreements with respect to the Krasnoyarsk smelter in Russia under which KACC has licensed certain of its technology for use in such facility and agreed to provide purchasing services in obtaining Western-sourced technology and equipment to be used in such facility.
These agreements were entered into in November 1990, and the services under them are expected to be completed in 1996. In addition, in 1993 KACC entered into agreements with respect to the Nadvoitsy smelter in Russia and the Korba smelter of the Bharat Aluminum Co. Ltd., in India, under which KACC has licensed certain of its technology for use in such facilities. Services under the Nadvoitsy agreement were completed in 1995, and KACC expects that services under the Korba agreement will be completed in 1996.

Operations in China

In 1994, KACC commenced efforts to increase its activities in certain countries that are expected to be important suppliers of aluminum and large customers for aluminum and alumina. KACC intends to use its technical skills, together with capital investments, to form joint ventures or acquire equity in facilities in such countries.

In 1995, Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of the Company, was formed to participate in the privatization, modernization, expansion, and operation of aluminum smelting facilities in the PRC. KYRIL has entered into a Joint Venture Agreement and related agreements (the "Joint Venture Agreements") with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation relating to the formation and operation of Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise organized under PRC law (the "Joint Venture").

The Joint Venture constitutes the first large-scale privatization in the Chinese aluminum smelting industry. The Joint Venture's assets and operations are located primarily in the industrial city of Lanzhou, the capital of Gansu Province in northwestern China, and in nearby Lianhai, a special economic zone also in Gansu Province. The smelter at Lanzhou is the fifth largest aluminum smelter in the PRC and produces approximately 55,000 tons of primary aluminum per year. The smelter at Lianhai produces approximately 30,000 tons of primary aluminum per year. LAS's capital contribution to the Joint Venture consisted primarily of the Lanzhou and Lianhai smelters.

The Joint Venture Agreements include provisions for KYRIL to contribute up to $59.7 million to the Joint Venture in exchange for up to a 49% interest in the Joint Venture (the "Capital Contribution") and contemplate that such capital may be used to expand the annual production capacity of LAS from 85,000 to 115,000 tons, construct a dry Soderberg paste plant, install and upgrade pollution control equipment, and provide for general corporate purposes, including working capital. KYRIL contributed $9.0 million as a contribution to the capital of the Joint Venture in July 1995. The parties to the Joint Venture are currently engaged in discussions concerning the amount, timing and other conditions relating to KYRIL's additional contributions to the Joint Venture. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approvals will be obtained.

KACC, through its extruded products business unit, has entered into contracts to form two small joint venture companies in the PRC. KACC will indirectly acquire equity interests of approximately 45% and 49%, respectively, in these two companies which will manufacture aluminum extrusions, in exchange for the contribution to those companies of certain used equipment, technology, services and cash. The majority equity interests in the two companies will be owned by affiliates of Guizhou Guang Da Construction Company.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

Employees

During 1995, KACC employed an average of 9,546 persons, compared with an average of 9,744 employees in 1994, and 10,220 employees in 1993. At December 31, 1995, KACC's work force was 9,624, including a domestic work force of 5,946, of whom 4,010 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 74% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America ("USWA") expiring September 30, 1998. The Labor Contract covers KACC's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio. The Labor Contract replaced a contract that expired October 31, 1994, and was reached after an eight-day work stoppage by the USWA at these plants in February 1995.

The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective January 2, 1995, were raised again effective November 6, 1995, and will be raised an additional amount effective November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement will be phased into base wages during the term of the Labor Contract. In the second quarter of 1995, KACC acquired up to $2,000 of preference stock held in a stock plan for the benefit of each of approximately 82% of the employees covered by the Labor Contract and in the first half of 1998 will acquire up to an additional $4,000 of such preference stock held in such plan for the benefit of substantially the same employees. In addition, a profitability test was satisfied and, therefore, KACC will acquire during 1996 up to an additional $1,000 of such preference stock held in such plan for the benefit of substantially the same employees. KACC made and will make comparable acquisitions of preference stock held for the benefit of each of certain salaried employees.

In February 1995, Alpart's employees engaged in a six-day work stoppage by its National Workers Union, which was settled by a new contract.

Management considers KACC's employee relations to be satisfactory.

Environmental Matters

Kaiser and KACC are subject to a wide variety of international, federal, state and local environmental laws and regulations (the "Environmental Laws"). From time to time the Environmental Laws are amended and new ones are adopted. The Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation, and disposal of solid and hazardous waste; the release of hazardous or toxic substances, pollutants and contaminants into the environment; and, in certain instances, the environmental condition of industrial property prior to transfer or sale. In addition, Kaiser and KACC are subject to various federal, state, and local workplace health and safety laws and regulations ("Health Laws").

From time to time, KACC is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by KACC. See "Legal Proceedings." KACC currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). KACC, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 1.   BUSINESS (continued)

sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. KACC's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. In addition, in connection with certain of its asset sales, KACC has agreed to indemnify the purchasers with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities. While uncertainties are inherent in the final outcome of these matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, Kaiser believes that the resolution of such uncertainties should not have a material adverse effect on KACC's consolidated financial position, results of operations, or liquidity.

Environmental capital spending was $9.2 million in 1995, $11.9 million in 1994, and $12.6 million in 1993. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $26.0 million in 1995, $23.1 million in 1994, and $22.4 million in 1993. Legislative, regulatory, and economic uncertainties make it difficult to project future spending for these purposes. However, Kaiser currently anticipates that in the 1996-1997 period, environmental capital spending will be within the range of $27.0 - $33.0 million per year, and operating costs for pollution control will be within the range of $28.0 - $29.0 million per year. In addition, $4.5 million in cash expenditures in 1995, $3.6 million in 1994, and $7.2 million in 1993 were charged to previously established reserves relating to environmental costs. Approximately $8.4 million is expected to be charged to such reserves in 1996.

Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Contingencies." The portion of Note 8 of the Notes to Consolidated Financial Statements in the Annual Report under the heading "Environmental Contingencies" is incorporated herein by reference.

ITEM 2.     PROPERTIES

The locations and general character of the principal plants, mines, and other materially important physical properties relating to KACC's operations are described in "Business - The Company - Production Operations" and those descriptions are incorporated herein by reference. KACC owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although KACC's domestic aluminum smelters and alumina facility were initially designed early in KACC's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. Kaiser believes that KACC's domestic plants are cost competitive on an international basis. Due to KACC's variable cost structure, the plants' operating costs are relatively lower in periods of low primary aluminum prices and relatively higher in periods of high primary aluminum prices.

KACC's obligations under the Credit Agreement entered into on February 17, 1994, as amended (the "1994 Credit Agreement") are secured by, among other things, mortgages on KACC's major domestic plants (other than the Gramercy alumina plant). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Structure" in the Annual Report.

ITEM 3.     LEGAL PROCEEDINGS

Aberdeen Pesticide Dumps Site Matter

The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina (collectively, the "Sites"). The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 3.     LEGAL PROCEEDINGS (continued)

disposal areas from approximately the mid-1930's through the late-1980's. The United States filed a cost recovery complaint (the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No. C-89-231-R, which, as amended, includes KACC and a number of other defendants. The Complaint, as amended, seeks reimbursement for past and future response costs and a determination of liability of the defendants under Section 107 of CERCLA. The EPA has performed a Remedial Investigation/Feasibility Study and issued a Record of Decision ("ROD") for the Sites in September 1991. The estimated cost of the major soil remediation remedy selected for the Sites is approximately $32 million. Other possible remedies described in the ROD would have estimated costs of approximately $53 million and $222 million, respectively. The EPA has stated that it has incurred past costs at the Sites in the range of $7.5-$8 million as of February 9, 1993, and alleges that response costs will continue to be incurred in the future.

On May 20, 1993, the EPA issued three unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including KACC, to perform the soil remedial design and remedial action described in the ROD for three of the Sites. The estimated cost as set forth in the ROD for the remedial action at the three Sites is approximately $27 million. A number of other companies are also named as respondents. KACC has entered into a PRP Participation Agreement with certain of the respondents (the "Aberdeen Site PRP Group" or the "Group") to participate jointly in responding to the Administrative Orders dated May 20, 1993, regarding soil remediation, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court. By letter dated July 6, 1993, KACC has notified the EPA of its ongoing participation with such group of respondents which, as a group, are intending to comply with the Administrative Orders to the extent consistent with applicable law. By letters dated December 30, 1993, the EPA notified KACC of its potential liability for, and requested that KACC, along with a number of other companies, undertake or agree to finance, groundwater remediation at certain of the Sites. The ROD-selected remedy for the groundwater remediation selected by EPA includes a variety of techniques. The EPA has estimated the total present worth cost, including thirty years of operation and maintenance, at approximately $11.8 million. On June 22, 1994, the EPA issued two unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including KACC, to undertake the groundwater remediation at three of the Sites. A PRP Participation Agreement with respect to groundwater remediation has been entered into by certain of the respondents, including KACC.

By letter dated March 6, 1996, KACC gave notice of withdrawal from the Aberdeen Site PRP Group pursuant to the provisions of the PRP Participation Agreement. KACC advised the Group and the EPA that even if it were liable for cleanup at the Sites, which it expressly denies, it had already contributed far more than its allocable potential share of response costs. KACC has advised the Group and the EPA that it has fully complied with the Unilateral Orders and that should additional evidence be presented which demonstrates KACC's liability in excess of the amount contributed to date, KACC would be willing to discuss the matter further at that time.

United States of America v. Kaiser Aluminum & Chemical Corporation

In February 1989, a civil action was filed by the United States Department of Justice (the "DOJ") at the request of the EPA against KACC in the United States District Court for the Eastern District of Washington, Case No. C-89-106-CLQ. The complaint alleged that emissions from certain stacks at KACC's Trentwood facility in Spokane, Washington intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. The complaint sought injunctive relief, including an order that KACC take all necessary action to achieve compliance with the SIP opacity limit and the assessment of civil penalties of not more than $25,000 per day.

KACC and the EPA, without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a Consent Decree, which was approved by a Consent Order entered by the United States District Court for the Eastern District of Washington in January 1996. As approved, the Consent Decree

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 3.     LEGAL PROCEEDINGS (continued)

settles the underlying disputes and requires KACC to (i) pay a $.5 million civil penalty (which penalty has been paid), (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with the opacity standard in the SIP by no later than February 28, 1997. The Company anticipates that capital expenditures for the environmental upgrade of the furnace operation at its Trentwood facility, including the improvements and changes required by the Consent Decree, will be approximately $20.0 million.

Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son Inc.

In January 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against the United States, Catellus Development Corporation ("Catellus") and other defendants (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California (the "Property") formerly owned by Catellus and leased to KACC for the purpose of shipbuilding activities conducted by KACC on behalf of the United States during World War II. The Plaintiffs sought recovery of response costs and natural resource damages under CERCLA. Certain of the Plaintiffs alleged they had incurred or expected to incur costs and damages of approximately $49.0 million. Catellus subsequently filed a third party complaint (the "Third Party Complaint") against KACC in the United States District Court for the Northern District of California, Case No. C-89-2935 DLJ. Thereafter, the Plaintiffs filed a separate complaint against KACC, Case No. C-92-4176. The Plaintiffs settled their CERCLA and tort claims against the United States for $3.5 million plus thirty-five percent (35%) of future response costs.

The trial involving this case commenced in March 1995. During the trial, Plaintiffs settled their claims against Catellus in exchange for payment of approximately $3.25 million. Subsequently, on June 2, 1995, the United States District Court for the Northern District of California issued an order on the remaining claims in that action. On December 7, 1995, the District Court issued the Final Judgment on those claims concluding that KACC is liable for various costs and interest, aggregating approximately $2.2 million, fifty percent (50%) of future costs of cleaning up certain parts of the Property and certain fees and costs associated specifically with the claim by Catellus against KACC. In January 1996, Catellus filed a notice of appeal with respect to its indemnity judgment against KACC. KACC has since filed a notice of cross appeal as to the Court's decision adjudicating that KACC is obligated to indemnify Catellus. In February 1996, the Plaintiffs filed motions, which KACC intends to contest, seeking reimbursement of fees and costs from KACC in the aggregate amount of $2.76 million. Based on KACC's estimate of future costs of cleanup, resolution of the Catellus matter is not expected to have a material adverse effect on Kaiser's consolidated financial condition, results of operations, or liquidity.

Waste Inc. Superfund Site

On December 8, 1995, the EPA issued a unilateral Administrative Order for Remedial Design and Remedial Action under CERCLA to KACC and thirty-one other respondents for remedial design and action at the Waste Inc. Superfund Site at Michigan City, Indiana. This site was operated as a landfill from 1965 to 1982. KACC is alleged to have arranged for the disposal of waste from its formerly-owned plant at Wanatah, Indiana, during the period from 1964 to 1972. In its Record of Decision, the EPA estimated the cost of the work to be performed to have a present value of $15.7 million. KACC's share of the total waste sent to the site is unknown. A consultant retained by a group of PRPs estimated that KACC contributed 2.0% of the waste sent to the site by the forty-one largest contributors.
KACC's ultimate exposure will depend on the number of PRPs that participate and the volume of waste properly allocable to KACC. Based on the EPA's cost estimate, KACC believes that its financial exposure for remedial design and remedial action at this site is less than $500,000. A PRP participation agreement is under negotiation.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 3.     LEGAL PROCEEDINGS (continued)

Hammons v. Alcan Aluminum Corp. et al

On March 5, 1996, a class action complaint was filed in California against the Company, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc, Reynolds Metal Company, the Aluminum Association and others in the Superior Court of California for the County of Los Angeles, Case No. BC145612. The complaint claims that the defendants conspired, in violation of state antitrust laws, to raise, stabilize and maintain the price of primary aluminum and aluminum products through cuts in production allegedly in connection with the ratification of a Memorandum of Understanding in 1994 by representatives of the authorities of Australia, Canada, the European Union, Norway, the Russian Federation and the United States. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion, before trebling.

Matheson et al v. Kaiser Aluminum Corporation et al

On September 11, 1995, Kaiser announced that it had appointed an independent committee of its Board of Directors to consider a possible recapitalization transaction. On February 5, 1996, Kaiser publicly announced that it had filed a preliminary proxy statement with the Securities and Exchange Commission relating to a proposed recapitalization. A special shareholders' meeting to consider the recapitalization was subsequently scheduled for April 10, 1996, and the definitive proxy statement was mailed to shareholders commencing on March 20, 1996. See
Note 7 of the Notes to Consolidated Financial Statements of the Company, under the heading Proposed Recapitalization, at pages 50-51 of the Annual Report for a description of the proposed recapitalization. On March 19, 1996, a lawsuit was filed against MAXXAM, Kaiser, and Kaiser's directors challenging and seeking to enjoin the recapitalization and the April 10, 1996, special shareholders' meeting. The suit, which is entitled Matheson et al v. Kaiser Aluminum Corporation et al (No. 14900) and was filed in the Delaware Court of Chancery, purports to be a class action by persons who as of March 18, 1996 (the record date for the April 10, 1996, meeting) owned Kaiser's outstanding common stock and 8.255% PRIDES, Convertible Preferred Stock ("PRIDES"). Plaintiffs allege, among other things, breaches of fiduciary duties by certain defendants and that the proposed recapitalization violates Delaware law and the certificate of designation for the PRIDES. Plaintiffs seek injunctive relief, rescission, rescissory damages and other relief. A hearing on the motion for injunctive relief is presently scheduled for April 8, 1996.

Asbestos-related Litigation

KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At December 31, 1995, the number of such claims pending was approximately 59,700, as compared with 25,200 at December 31, 1994. In 1995, approximately 41,700 of such claims were received and 7,200 settled or dismissed. KACC has been advised by its regional counsel that, although there can be no assurance, the recent increase in pending claims may be attributable in part to tort reform legislation in Texas which was passed by the legislature in March 1995 and which became effective on September 1, 1995. The legislation, among other things, is designed to restrict, beginning September 1, 1995, the filing of cases in Texas that do not have a sufficient nexus to that jurisdiction, and to impose, generally as of September 1, 1996, limitations relating to joint and several liability in tort cases. A substantial portion of the asbestos-related claims that were filed and served on KACC between June 30, 1995, and November 30, 1995, were filed in Texas prior to September 1, 1995. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Asbestos Contingencies."
The portion of Note 8 of the Notes to Consolidated Financial Statements in the Annual Report under the heading "Asbestos Contingencies" is incorporated herein by reference.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 3.     LEGAL PROCEEDINGS (continued)

Other Proceedings

On August 24, 1994, the DOJ issued Civil Investigative Demand No. 11356 ("CID No. 11356") requesting information from Kaiser regarding (i) its production, capacity to produce, and sales of primary aluminum from January 1, 1991, to the date of the response; (ii) any actual or contemplated reduction in its production of primary aluminum during that period; and
(iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by Kaiser or any of its competitors during that period. Management believes that Kaiser's actions have at all times been appropriate, and Kaiser has submitted documents and interrogatory answers to the DOJ responding to CID No. 11356.

On March 27, 1995, the DOJ issued Civil Investigative Demand No. 12503 ("CID No. 12503"), as part of an industry-wide investigation, requesting information from KACC regarding (i) any actual or contemplated changes in its method of pricing can stock from January 1, 1994, through March 31, 1995, (ii) the percentage of aluminum scrap and primary aluminum ingot used by KACC to produce can stock and the manner in which KACC's cost of acquiring aluminum scrap is factored into its can stock prices, and (iii) any communications with others regarding any actual or contemplated changes in its method of pricing can stock from January 1, 1994, through March 31, 1995. Kaiser believes that KACC's actions have at all times been appropriate, and KACC has submitted documents and interrogatory answers to the DOJ responding to CID No. 12503.

Various other lawsuits and claims are pending against KACC. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1995.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "KLU". The number of record holders of the Company's common stock at March 15, 1996 was 169. Page 59 of the Annual Report, and the information in Note 7 of the Notes to Consolidated Financial Statements under the heading "Dividends on Common Stock" at page 50 of the Annual Report, are incorporated herein by reference. The Company has not paid any dividends on its common stock during the two most recent fiscal years.

The 1994 Credit Agreement (Exhibits 4.6 through 4.11 to this Report) contains restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's common stock, and the 1994 Credit Agreement and the Indentures (Exhibits 4.1 through 4.5 to this Report) contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.11 to this Report, Note 4 of the Notes to Consolidated Financial Statements at pages 37-39 of the Annual Report, and the information under the heading "Liquidity and Capital Resources - Capital Structure" at pages 22-24 of the Annual Report, are incorporated herein by reference.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 6.     SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 3 of this Report, to the table at page 20 of the Annual Report, to the discussion under the heading "Results of Operations" at page 21 of the Annual Report, to Note 1 of the Notes to Consolidated Financial Statements at pages 33-35 of the Annual Report, and to pages 57-58 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 20-28 of the Annual Report are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 29-56 and page 59 of the Annual Report are incorporated herein by reference.

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

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)         Index to Financial Statements and Schedules

            1.   Financial Statements
                  --------------------

                 The Consolidated Financial Statements of the Company, the Notes to Consolidated Financial Statements, the Report of Independent Public Accountants, and Quarterly Financial Data are included on pages 29-56 and 59 of the Annual Report.

            2.   Financial Statement Schedules . . . . . . . . . . . . . Page
                  -----------------------------                          ----

                 Report of Independent Public Accountants. . . . . . . .   19

                 Schedule I  -  Condensed Balance Sheets - Parent Company,
                                Condensed Statements of Income - Parent
                                Company, Condensed Statements of Cash
                                Flows - Parent Company, and Notes to
                                Condensed Financial Statements
                                - Parent Company . . . . . . . . . . . .20-23

                 All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

              3. Exhibits
                 --------

                   Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 25), which index is incorporated herein by reference.

(b)           Reports on Form 8-K

              No Report on Form 8-K was filed by the Company during the last quarter of the period covered by this Report.

(c)           Exhibits

              Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 25), which index is incorporated herein by reference.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with generally accepted auditing standards, the financial statements included in Kaiser Aluminum Corporation and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 16, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I listed in the index at Item 14(a)2. above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
Houston, Texas
February 16, 1996

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-----------------------------------------------------


                              SCHEDULE I
               CONDENSED BALANCE SHEETS - PARENT COMPANY

            (In millions of dollars, except share amounts)

                                                                                         December 31,
                                                                                     --------------------
                                                                                         1995        1994
                                                                                     --------    --------
Assets
Current assets:
  Cash and cash equivalents                                                          $     .2    $    5.7
  Note receivable from KACC                                                              10.7        21.2
                                                                                     --------    --------
   Total current assets                                                                  10.9        26.9

Note receivable from KACC                                                                 8.6        23.5

Investments - KACC                                                                    1,521.3     1,361.0
                                                                                     --------    --------
   Total                                                                             $1,540.8    $1,411.4
                                                                                     ========    ========

Liabilities and Stockholders' Equity
Current liabilities                                                                  $    3.3    $    6.4

Intercompany note payable to KACC, including accrued interest                         1,479.8     1,387.7

Stockholders' equity:
  Preferred stock, par value $.05, authorized 20,000,000 shares; Series A
    Convertible, stated value $.10 issued and outstanding, nil and 1,938,295
    in 1995 and 1994                                                                                   .2
  PRIDES Convertible, par value $.05, issued and outstanding, 8,673,850 and
   8,855,550 in 1995 and 1994                                                              .4          .4
  Common stock, par value $.01, authorized 100,000,000 shares; issued and
   outstanding 71,638,514 and 58,205,083 in 1995 and 1994                                  .7          .6
  Additional capital                                                                    530.3       527.8
  Accumulated deficit                                                                  (459.9)     (502.6)
  Additional minimum pension liability                                                  (13.8)       (9.1)
                                                                                     --------    --------
     Total stockholders' equity                                                          57.7        17.3
                                                                                     --------    --------
     Total                                                                           $1,540.8    $1,411.4
                                                                                     ========    ========



The accompanying notes to condensed financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------


                              SCHEDULE I
            CONDENSED STATEMENTS OF INCOME - PARENT COMPANY

                       (In millions of dollars)

                                                       December 31,
                                              -----------------------------
                                                 1995       1994       1993
                                              -------    -------    -------
Equity in income (loss) of KACC               $ 152.8    $ (20.4)   $(537.2)

Administrative and general expenses               (.4)       (.3)       (.4)

Other income (expense):
  Interest expense                              (92.1)     (86.1)    (115.8)
  Other income                                                          1.2
                                              -------    -------    -------
Net income (loss)                             $  60.3    $(106.8)   $(652.2)
                                              =======    =======    =======



The accompanying notes to condensed financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------


                              SCHEDULE I
           CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY

                       (In millions of dollars)

                                                                               December 31,
                                                                      -----------------------------
                                                                         1995       1994       1993
                                                                      -------    -------    -------

Cash flows from operating activities:
  Net income (loss)                                                   $  60.3    $(106.8)   $(652.2)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used for) operating activities:
      Equity in (income) loss of KACC                                  (152.8)      20.4      537.2
      Accrued interest on intercompany note payable to KACC              92.1       86.1      115.8
      Increase (decrease) in other liabilities                             .2         .3       (1.0)
                                                                      -------    -------    -------
        Net cash used for operating activities                            (.2)                  (.2)
                                                                      -------    -------    -------

Cash flows from investing activities:
  Investment in KACC                                                     (1.2)     (66.9)     (81.5)
                                                                      -------    -------    -------
        Net cash used for investing activities                           (1.2)     (66.9)     (81.5)
                                                                      -------    -------    -------
Cash flows from financing activities:
  Dividends paid                                                        (20.8)     (14.8)      (6.3)
  Capital stock issued                                                    1.2      100.1      119.3
  Intercompany notes issued by KACC - net                                15.5      (13.2)     (31.5)
                                                                      -------    -------    -------
        Net cash (used for) provided by financing activities             (4.1)      72.1       81.5
                                                                      -------    -------    -------

Net (decrease) increase in cash and cash equivalents during the year     (5.5)       5.2        (.2)
Cash and cash equivalents at beginning of year                            5.7         .5         .7
                                                                      -------    -------    -------
Cash and cash equivalents at end of year                              $    .2    $   5.7    $    .5
                                                                      =======    =======    =======

Supplemental disclosure of non-cash investing activities:
 Non-cash investment in KACC                                          $   9.9               $  15.0

The accompanying notes to condensed financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------


                              SCHEDULE I

       NOTES TO CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY


1.   Basis of Presentation

     The accompanying parent company financial statements of Kaiser Aluminum Corporation ("Kaiser") should be read in conjunction with the 1995 consolidated financial statements of Kaiser and Subsidiary Companies.

     Kaiser is a holding company and conducts its operations through its wholly owned subsidiary, Kaiser Aluminum & Chemical
     Corporation ("KACC"), which is reported herein using the equity method of accounting.


2.   Intercompany Note Payable

     The Intercompany Note to KACC was amended in July 1993 to decrease the fixed interest rate from 13% to 6-5/8%. No interest or principal payments are due until December 31, 2000, after which interest and principal will be payable over a 15-year term pursuant to a predetermined schedule.

3.   Restricted Net Assets

     The investment in KACC is substantially unavailable to Kaiser pursuant to the terms of certain debt instruments. The obligations of KACC in respect of the credit facilities under the 1994 Credit Agreement are guaranteed by Kaiser and by all significant subsidiaries of KACC. See Note 4 of the Notes to Consolidated Financial Statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------


                                    SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KAISER ALUMINUM CORPORATION
            Date:  March 27, 1996           By     George T. Haymaker, Jr.
                                                -----------------------------
                                                   George T. Haymaker, Jr.
                                                  Chairman of the Board and
                                                  Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Date:  March 27, 1996                  George T. Haymaker, Jr.
                                                -----------------------------
                                                   George T. Haymaker, Jr.
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                (Principal Executive Officer)

            Date:  March 27, 1996                     John T. La Duc
                                                -----------------------------
                                                      John T. La Duc
                                            Vice President and Chief Financial
                                                          Officer
                                                (Principal Financial Officer)

            Date:  March 27, 1996                    Arthur S. Donaldson
                                                -----------------------------
                                                     Arthur S. Donaldson
                                                        Controller
                                              (Principal Accounting Officer)

            Date:  March 27, 1996                  Robert J. Cruikshank
                                                -----------------------------
                                                   Robert J. Cruikshank
                                                         Director

            Date:  March 27, 1996                   Charles E. Hurwitz
                                                -----------------------------
                                                    Charles E. Hurwitz
                                                         Director

            Date:  March 27, 1996                       Ezra G. Levin
                                                -----------------------------
                                                        Ezra G. Levin
                                                         Director

            Date:  March 27, 1996                       Robert Marcus
                                                -----------------------------
                                                        Robert Marcus
                                                         Director

            Date:  March 27, 1996                    Robert J. Petris
                                                -----------------------------
                                                     Robert J. Petris
                                                         Director

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------

                               INDEX OF EXHIBITS

Exhibit
Number                           Description
------                           ------------

   3.1 Restated Certificate of Incorporation of Kaiser Aluminum Corporation (the "Company" or "KAC"), dated February 21, 1991 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1, dated June 11, 1991, filed by KAC, Registration No. 33-37895).

  *3.2      Certificate of Retirement of KAC, dated October 24, 1995.

   3.3 By-laws of KAC, amended as of February 26, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1, dated June 11, 1991, filed by KAC, Registration No. 33-37895).

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

   4.2 First Supplemental Indenture, dated as of May 1, 1993, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

  *4.3 Second Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 1, 1993.

   4.4 Indenture, dated as of February 17, 1994, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC's 9-7/8% Senior Notes Due 2002 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

  *4.5 First Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 17, 1994.

   4.6 Credit Agreement, dated as of February 17, 1994, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to
            Exhibit 4.4 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

   4.7 First Amendment to Credit Agreement, dated as of July 21, 1994, amending the Credit Agreement, dated as of February 17, 1994, among KAC, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File
            No. 1-9447).

   4.8 Second Amendment to Credit Agreement, dated as of March 10, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among KAC, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.6 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------

Exhibit
Number                            Description
------                            ------------

   4.9 Third Amendment to Credit Agreement, dated as of July 20, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1995, filed by KAC, File No. 1-9447).

   4.10 Fourth Amendment to Credit Agreement, dated as of October 17, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1995, filed by KAC, File No. 1-9447).

   *4.11 Fifth Amendment to Credit Agreement, dated as of December 11, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent.

   4.12 Certificate of Designations of Series A Mandatory Conversion Premium Dividend Preferred Stock of KAC, dated June 28, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KAC, File No. 1-9447).

   4.13 Deposit Agreement between KAC and The First National Bank of Boston, dated as of June 30, 1993 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KAC, File No. 1-9447).

   4.14 Intercompany Note between KAC and KACC (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Registration Statement on Form S-1, dated December 13, 1989, filed by KACC, Registration No. 33-30645).

   4.15 Senior Subordinated Intercompany Note between KACC and a subsidiary of MAXXAM, dated December 15, 1992 (incorporated by reference to Exhibit 4.10 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

   4.16 Certificate of Designations of 8.255% PRIDES, Convertible Preferred Stock of KAC, dated February 17, 1994 (incorporated by reference to Exhibit 4.21 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

   4.17 Senior Subordinated Intercompany Note between KAC and KACC dated February 15, 1994 (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

   4.18 Senior Subordinated Intercompany Note between KAC and KACC dated March 17, 1994 (incorporated by reference to Exhibit 4.23 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

   4.19 Senior Subordinated Intercompany Note between KAC and KACC dated June 30, 1993 (incorporated by reference to Exhibit 4.24 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------


Exhibit
Number                            Description
------                            ------------

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

                Executive Compensation Plans and Arrangements
                     [Exhibits 10.7 - 10.20, inclusive]

  10.7 KACC's Bonus Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 6 to the Registration Statement on Form S-1, dated December 14, 1989, filed by KACC, Registration No. 33-30645).

  10.8 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

  10.9 Kaiser 1995 Employee Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended March 31, 1995, filed by KAC, File
            No. 1-9447).

  10.10     Kaiser 1995 Executive Incentive Compensation Program
            (incorporated by reference to Exhibit 99 to the Proxy Statement, dated April 26, 1995, filed by KAC, File No. 1-9447).

  10.11 Employment Agreement, dated April 1, 1993, among KAC, KACC, and George T. Haymaker, Jr. (incorporated by reference to Exhibit
            10.2 to the Report on Form 10-Q for the quarterly period ended March 31, 1993, filed by KAC, File No. 1-9447).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------


Exhibit
Number                            Description
------                            ------------

  10.12 Promissory Note, dated October 4, 1990, by Robert W. Irelan and Barbara M. Irelan to KACC (incorporated by reference to Exhibit
            10.54 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

  10.13 Promissory Note, dated February 1, 1989, by Anthony R. Pierno and Beverly J. Pierno to MAXXAM (incorporated by reference to Exhibit
            10.30 to Form 10-K for the period ended December 31, 1988, filed by MAXXAM, File No. 1-3924).

  10.14 Promissory Note, dated July 19, 1990, by Anthony R. Pierno to MAXXAM (incorporated by reference to Exhibit 10.31 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

  10.15 Promissory Note, dated July 20, 1993, between MAXXAM and Byron L. Wade (incorporated by reference to Exhibit 10.59 to Form 10-K for the period ended December 31, 1993, filed by MAXXAM, File No. 1-3924).

  10.16 Employment Agreement, dated August 20, 1993, between KACC and Robert E. Cole (incorporated by reference to Exhibit 10.63 to Form 10-K for the period ended December 31, 1993, filed by MAXXAM, File No. 1-3924).

  10.17 Compensation Agreement, dated July 18, 1994, between KACC and Larry L. Watts (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File No. 1-9447).

  10.18 Compensation Agreement, dated July 18, 1994, between KACC and Geoff S. Smith (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File No. 1-9447).

  10.19 Letter Agreement, dated January 1995, between KAC and Charles E. Hurwitz, granting Mr. Hurwitz stock options under the Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to
            Exhibit 10.17 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

  10.20 Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC common stock (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

 *11        Computation of Earnings Per Common and Common Equivalent Share.

 *13 The portions of KAC's Annual Report to shareholders for the year ended December 31, 1995, which are incorporated by reference into this Report.

 *21        Significant Subsidiaries of KAC.

 *27        Financial Data Schedule.

__________

   *        Filed herewith

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------

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


                                                            Place of
                                                            Incorporation
          Name                                              or Organization
          -----                                             ---------------
          Alpart Jamaica Inc.  . . . . . . . . . . . .      Delaware
          Alumina Partners of Jamaica (partnership). .      Delaware
          Anglesey Aluminium Limited . . . . . . . . .      United Kingdom
          Kaiser Alumina Australia Corporation . . . .      Delaware
          Kaiser Aluminium International, Inc. . . . .      Delaware
          Kaiser Aluminum & Chemical Corporation . . .      Delaware
          Kaiser Aluminum & Chemical of Canada Limited      Ontario
          Kaiser Bauxite Company . . . . . . . . . . .      Nevada
          Kaiser Finance Corporation . . . . . . . . .      Delaware
          Kaiser Jamaica Bauxite Company (partnership)      Jamaica
          Kaiser Jamaica Corporation . . . . . . . . .      Delaware
          Queensland Alumina Limited . . . . . . . . .      Queensland
          Volta Aluminium Company Limited. . . . . . .      Ghana

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------


Domestic          California                              Pennsylvania
                  ----------                              ------------
Operations         Los Angeles (City of Commerce)          Erie
(Partial List)       Extruded Products                      Forgings Plant and Offices
                   Los Angeles (Santa Fe Springs)         South Carolina
                                                          --------------
                     Extruded Products Fabricating         Greenwood
                   Oxnard                                   Forgings
                     Forgings                              Greenwood
                   Pleasanton                               Machine Shop
                     R&D at the Center for Technology,    Tennessee
                                                          ----------
                     Administrative Offices                Jackson
                 Florida                                    Extruded Products
                 --------
                   Mulberry                               Texas
                                                          ------
                     Sodium Silicofluoride,
                      Potassium Silicofluoride             Dallas
                 Louisiana                                   Extruded Products Offices
                 ----------
                   Baton Rouge                             Houston
                     Alumina, Kaiser Alumina
                       Technical Services,                  Kaiser Aluminum Corporation
                                                            Headquarters
                     International Business
                       Development, and                    Sherman
                     Environmental Offices                   Extruded Products
                   Gramercy                               Washington
                                                          -----------
                     Alumina                               Mead
                 Michigan                                    Primary Aluminum,
                 ---------
                   Detroit (Southfield)                      Division Technology Center
                     Automotive Product Development
                       and Sales                           Richland
                 Ohio                                        Extruded Products
                 -----
                   Canton                                  Tacoma
                     Castings                                Primary Aluminum
                   Newark                                  Trentwood
                     Extruded Products                       Flat-Rolled Products Plant and Offices
                 Oklahoma
                 ---------
                   Tulsa
                     Aluminum and Magnesium
                       Extruded Products; Anodes
----------------------------------------------------------------------------------------------------
Worldwide        Australia                               Japan
                 ----------                              ------
Operations         Queensland Alumina Limited
                   (28.3% owned)                           Furukawa Kaiser Forged Products Company
(Partial List)       Alumina                               (47.5%)
                 Canada                                      Sales Office
                 -------
                   Kaiser Aluminum & Chemical
                     of Canada Limited                   The Netherlands
                                                         ----------------
                   (100%)                                  Kaiser Aluminum Mill Products Inc. (100%)
                     Extruded Products                       Sales Office
                 Ghana                                   Russia
                 ------                                  -------
                   Volta Aluminium Company Limited (90%)   Kaiser Aluminium Russia, Inc. (100%)
                     Primary Aluminum                        International Business Development
                 Jamaica                                 Wales, United Kingdom
                 --------                                ----------------------
                   Alumina Partners of Jamaica (65%)       Anglesey Aluminium Limited (49%)
                     Bauxite, Alumina                        Primary Aluminum
                   Kaiser Jamaica Bauxite Company (49%)
                     Bauxite

                                  30