Form 10-Q
period 1996-03-31
KAISER ALUMINUM CORP
filed 1996-05-06
CIK 811596

===========================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

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

     At April 30, 1996, the registrant had 71,645,189 shares of common stock outstanding.



===========================================================================

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                 CONSOLIDATED BALANCE SHEETS
                                                   (In millions of dollars)

                                                                        March 31,    December 31,
                                                                             1996            1995
                                                                      ---------------------------
                                                                      (Unaudited)
                           Assets
                           ------
Current assets:
  Cash and cash equivalents                                              $   14.1        $   21.9
  Receivables                                                               300.7           308.6
  Inventories                                                               570.2           525.7
  Prepaid expenses and other current assets                                  93.8            76.6
                                                                         ------------------------
    Total current assets                                                    978.8           932.8

Investments in and advances to unconsolidated affiliates                    181.9           178.2
Property, plant, and equipment - net                                      1,104.3         1,109.6
Deferred income taxes                                                       268.9           269.1
Other assets                                                                340.0           323.5
                                                                         ------------------------
    Total                                                                $2,873.9        $2,813.2
                                                                         ========================

             Liabilities & Stockholders' Equity
             ----------------------------------
Current liabilities:
  Accounts payable                                                       $  163.7        $  184.5
  Accrued interest                                                           14.0            32.0
  Accrued salaries, wages, and related expenses                              95.3           105.3
  Accrued postretirement medical benefit obligation - current portion        46.8            46.8
  Other accrued liabilities                                                 136.4           129.4
  Payable to affiliates                                                      94.8            94.2
  Long-term debt - current portion                                           12.0             8.9
                                                                         ------------------------
    Total current liabilities                                               563.0           601.1

Long-term liabilities                                                       554.8           548.5
Accrued postretirement medical benefit obligation                           731.9           734.0
Long-term debt                                                              836.5           749.2
Minority interests                                                          122.0           122.7
Stockholders' equity:
  Preferred stock                                                              .4              .4
  Common stock                                                                 .7              .7
  Additional capital                                                        530.6           530.3
  Accumulated deficit                                                      (452.2)         (459.9)
  Additional minimum pension liability                                      (13.8)          (13.8)
                                                                         ------------------------
    Total stockholders' equity                                               65.7            57.7
                                                                         ------------------------

    Total                                                                $2,873.9        $2,813.2
                                                                         ========================

  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES



                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
             (In millions of dollars, except per share amounts)


                                                                                  Quarter Ended
                                                                                    March 31,
                                                                                ----------------
                                                                                  1996      1995
                                                                                ----------------
Net sales                                                                       $531.1    $513.0
                                                                                ----------------

Costs and expenses:
  Cost of products sold                                                          433.7     426.7
  Depreciation                                                                    24.0      23.7
  Selling, administrative, research and development, and general                  33.1      30.0
                                                                                ----------------
    Total costs and expenses                                                     490.8     480.4
                                                                                ----------------

Operating income                                                                  40.3      32.6

Other expense:
  Interest expense                                                               (22.7)    (23.6)
  Other - net                                                                      (.3)      (.8)
                                                                                ----------------
Income before income taxes and minority interests                                 17.3       8.2

Provision for income taxes                                                        (6.6)     (2.9)

Minority interests                                                                 (.8)     (1.8)
                                                                                ----------------
Net income                                                                         9.9       3.5

Dividends on preferred stock                                                      (2.1)     (5.3)
                                                                                ----------------

Net income (loss) available to common shareholders                              $  7.8    $ (1.8)
                                                                                ================

Earnings (loss) per common and common equivalent share                          $  .11    $ (.03)
                                                                                ================

Weighted average common and common equivalent shares outstanding (000)          71,895    58,205
                                                                                ================



  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (In millions of dollars)

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                      ------------------
                                                                                         1996       1995
                                                                                      ------------------
Cash flows from operating activities:
  Net income                                                                          $   9.9    $   3.5
  Adjustments to reconcile net income to net cash used for operating activities:
    Depreciation                                                                         24.0       23.7
    Amortization of excess investment over equity in net assets of unconsolidated
      affiliates                                                                          2.9        2.9
    Amortization of deferred financing costs and discount on long-term debt               1.4        1.3
    Equity in income of unconsolidated affiliates                                        (7.0)      (1.8)
    Minority interests                                                                     .8        1.8
    Decrease (increase) in receivables                                                    3.9      (69.6)
    Increase in inventories                                                             (44.5)     (35.1)
    (Increase) decrease in prepaid expenses and other assets                            (24.4)      45.5
    Decrease in accounts payable                                                        (20.8)      (7.0)
    Decrease in accrued interest                                                        (18.0)     (18.6)
    Increase (decrease) in payable to affiliates and accrued liabilities                  1.8        (.6)
    Decrease in accrued and deferred income taxes                                        (3.6)      (3.7)
    Other                                                                                 1.2        2.0
                                                                                      ------------------
      Net cash used for operating activities                                            (72.4)     (55.7)

Cash flows from investing activities:
  Net proceeds from disposition of property and investments                                .4        1.1
  Capital expenditures                                                                  (19.8)     (13.7)
  Redemption fund for minority interests' preference stock                               (2.3)      (1.2)
                                                                                      ------------------
      Net cash used for investing activities                                            (21.7)     (13.8)


Cash flows from financing activities:
  Repayments of long-term debt, including revolving credit                              (89.4)    (126.5)
  Borrowings of long-term debt, including revolving credit                              179.8      200.2
  Incurrence of financing costs                                                                      (.7)
  Dividends paid                                                                         (2.1)     (10.6)
  Redemption of minority interests' preference stock                                     (2.0)      (3.1)
                                                                                      ------------------
      Net cash provided by financing activities                                          86.3       59.3

Net decrease in cash and cash equivalents during the period                              (7.8)     (10.2)
Cash and cash equivalents at beginning of period                                         21.9       17.6
                                                                                      ------------------

Cash and cash equivalents at end of period                                            $  14.1    $   7.4
                                                                                      ==================

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                          $  39.2    $  40.9
  Income taxes paid                                                                       8.8        4.0


  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of dollars, except prices and per share amounts)


1.   General
- ------------

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


     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Operating results for the first quarter of 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.   Inventories
- ----------------

     The classification of inventories is as follows:

                                                             March 31,  December 31,
                                                                  1996          1995
                                                            ------------------------
     Finished fabricated aluminum products                      $105.6        $ 91.5
     Primary aluminum and work in process                        219.8         195.9
     Bauxite and alumina                                         129.9         119.6
     Operating supplies and repair and maintenance parts         114.9         118.7
                                                                --------------------
        Total                                                   $570.2        $525.7
                                                                ====================

     Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

3.   Earnings (Loss) per Common and Common Equivalent Share
- ------------------------------------------------------------

     Earnings (loss) per common and common equivalent share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. See Exhibit 11 for the computation of earnings (loss) per common and common equivalent share.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

4.   Contingencies
- ------------------

     Environmental Contingencies - The Company and KACC are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. KACC currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

     Based upon the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1996, the balance of such accruals, which is primarily included in Long-term liabilities, was $37.6. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $10.0 for the years 1996 through 2000 and an aggregate of approximately $10.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $22.0 and that the factors upon which a substantial portion of this estimate is based are expected to be resolved over the next twelve months. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

     Asbestos Contingencies - KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At March 31, 1996, the number of such lawsuits pending was approximately 66,200, as compared to 59,700 at December 31, 1995. In 1995, approximately 41,700 of such claims were received and 7,200 settled or dismissed and, during the first quarter of 1996, approximately 8,800 of such claims were received and 2,300 settled or dismissed. KACC has been advised by its regional counsel that, although there can be no assurance, the increase in pending claims during 1995 may have been attributable in part to tort reform legislation in Texas which was passed by the legislature in March 1995 and which became effective on September 1, 1995. The legislation, among other things, was designed to restrict, beginning September 1, 1995, the filing of cases in Texas that do not have a sufficient nexus to that jurisdiction, and to impose, generally as of September 1, 1996, limitations relating to joint and several liability in tort cases. A substantial portion of the asbestos-related claims that were filed and served on KACC between June 30, 1995, and November 30, 1995, were filed in Texas prior to September 1, 1995.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $160.9, before consideration of insurance recoveries, is included primarily in Long-term liabilities at March 31, 1996. The Company estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1996 through 2000, and an aggregate of approximately $78.0 thereafter through 2008. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial.

     The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $138.8, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at March 31, 1996.

     While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

5.   Derivative Financial Instruments and Related Hedging Programs
- ------------------------------------------------------------------

     KACC enters into primary aluminum hedging transactions in the normal course of business. The prices realized by KACC under certain sales contracts for alumina, primary aluminum, and fabricated aluminum products, as well as the costs incurred by KACC on certain items, such as aluminum scrap, rolling ingot, power, and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary aluminum hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. KACC has employed strategies which include

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


forward sales and purchases of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. In respect of its 1996, 1997, and 1998 anticipated net exposure, at March 31, 1996, KACC had sold forward 105,750 tons* of primary aluminum at fixed prices, had purchased 53,025 tons of primary aluminum under forward purchase contracts at fixed prices, and had purchased put options to establish a minimum price for 96,000 tons of primary aluminum.

     In addition, as of March 31, 1996, KACC had sold approximately 80% and 57% of the alumina available to it in excess of its projected internal smelting requirements for 1996 and 1997, respectively. Approximately 53% of such alumina sold for 1996 and all of such alumina sold for 1997 has been sold at prices linked to the future prices of primary aluminum as a percentage of the price of primary aluminum ("Variable Price Contracts"), and approximately 47% of such alumina sold for 1996 has been sold at fixed prices ("Fixed Price Contracts"). The average realized prices of alumina sold under Variable Price Contracts will depend on future prices of primary aluminum, and the average realized prices of alumina sold under Fixed Price Contracts will substantially exceed the Company's manufacturing cost of alumina.

     KACC also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At March 31, 1996, KACC had net forward foreign exchange contracts totaling approximately $93.7 for the purchase of 130.5 Australian dollars from April 1996 through December 1997, in respect of its commitments for 1996 and 1997 expenditures denominated in Australian dollars.

     At March 31, 1996, the net unrealized gain on KACC's position in aluminum forward sales and option contracts, based on an average price of $1,717 per ton ($.78 per pound) of primary aluminum, and forward foreign exchange contracts, was $13.1.

     See Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 1995.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS   (In millions of dollars, except shipments,
         ---------------------    prices, and per share amounts)

     The following should be read in conjunction with the response to Item 1, Part I, of this Report.

Results of Operations
- ---------------------

     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. See Note 5 of the Notes to Interim Consolidated Financial Statements for an explanation of KACC's hedging strategies. The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 1996 and 1995. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

- ---------------------------------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

               SELECTED OPERATIONAL AND FINANCIAL INFORMATION

                                                    Quarter Ended
                                                      March 31,
                                                  ----------------
                                                    1996      1995
                                                  ----------------
Shipments:(1)
  Alumina                                          476.2     446.5

  Aluminum products:
   Primary aluminum                                 74.8      47.7
   Fabricated aluminum products                     77.2      94.5
                                                  ----------------
     Total aluminum products                       152.0     142.2
                                                  ================

Average realized sales price:
  Alumina (per ton)                               $  208    $  197
  Primary aluminum (per pound)                       .72       .81

Net sales:
  Bauxite and alumina:
   Alumina                                        $ 99.0    $ 87.9
   Other(2)(3)                                      24.4      19.1
                                                  ----------------
     Total bauxite and alumina                     123.4     107.0
                                                  ----------------

  Aluminum processing:
   Primary aluminum                                119.1      85.0
   Fabricated aluminum products                    284.9     316.2
   Other(3)                                          3.7       4.8
                                                  ----------------
     Total aluminum processing                     407.7     406.0
                                                  ----------------

        Total net sales                           $531.1    $513.0
                                                  ================

Operating income (loss):
  Bauxite and alumina                             $  9.8    $  1.4
  Aluminum processing                               48.5      49.3
  Corporate                                        (18.0)    (18.1)
                                                  ----------------
   Total operating income                         $ 40.3    $ 32.6
                                                  ================

Net income                                        $  9.9    $  3.5
                                                  ================

Capital expenditures                              $ 19.8    $ 13.7
                                                  ================

- ------------------------------------
(1)  In thousands of tons.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


Net Sales

     Bauxite and Alumina - Net sales to third parties for the bauxite and alumina segment was 15% higher in the first quarter of 1996 than in the first quarter of 1995. Net sales from alumina increased 13% in the first quarter of 1996 from the first quarter of 1995, due to higher average realized prices and higher shipments.

     Aluminum Processing - Net sales to third parties for the aluminum processing segment in the first quarter of 1996 was approximately the same as the first quarter of 1995. Net sales from primary aluminum increased 40% in the first quarter of 1996 from the first quarter of 1995, due primarily to higher shipments, partially offset by lower average realized prices. Net sales for the first quarter of 1995 were adversely affected by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below. Shipments of primary aluminum to third parties were approximately 49% of total aluminum products shipments in the first quarter of 1996, compared with approximately 34% in the first quarter of 1995. Net sales from fabricated aluminum products decreased 10% in the first quarter of 1996 from the first quarter of 1995, due to lower shipments for most of these products, partially offset by higher average realized prices for most of these products.

Operating Income (Loss)

     Operating results for the first quarter of 1995 were negatively impacted by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at the Company's 65%-owned Alpart alumina refinery in Jamaica ("Alpart"), and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on results for the first quarter of 1995 was approximately $17.0 in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

     Bauxite and Alumina - This segment's operating income was $9.8 in the first quarter of 1996, compared with $1.4 in the first quarter of 1995, principally due to higher revenue. Operating results for the first quarter of 1995 were negatively impacted by the effect of the strikes and boiler failure.

     Aluminum Processing - This segment's operating income was $48.5 in the first quarter of 1996, compared with $49.3 in the first quarter of 1995, as revenue remained approximately the same in the respective periods. Operating results for the first quarter of 1995 were negatively impacted by the effect of the strike by the USWA.

     Corporate - Corporate operating expenses represented corporate general and administrative expenses which are not allocated to the Company's segments.

Net Income (Loss)

     The Company reported net income of $9.9, or $.11 per common and common equivalent share, for the first quarter of 1996, compared with net income of $3.5, or a net loss of $.03 per common and common equivalent share (as net income was more than offset by dividends on preferred stock), for the first quarter of 1995. The principal reason for this change was the improvement in operating income previously described.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


Liquidity and Capital Resources
- -------------------------------

     Management believes that the Company's existing cash resources, together with cash flows from operations and borrowings under KACC's 1994 Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, management believes that operating cash flows, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital and capital expenditure requirements.

Capital Structure

     On April 23, 1996, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") covering the sale by MAXXAM of up to 10 million shares of the Company's Common Stock that are owned by MAXXAM. The registration has been declared effective by the SEC.

     The Company's Board of Directors has approved a proposed recapitalization (the "Proposed Recapitalization"). The Proposed Recapitalization would, among other things: (i) provide for two classes of common stock: Class A Common Shares, $.01 par value, with one vote per share ("Class A Common Shares") and a new, lesser-voting class designated as Common Stock, $.01 par value, with 1/10 vote per share ("New Common Stock"); (ii) redesignate as Class A Common Shares the 100 million currently authorized shares of the Company's existing Common Stock and authorize an additional 250 million shares of New Common Stock; and (iii) reclassify each issued share of the Company's existing Common Stock, into
(a) .33 of a Class A Common Share and (b) .67 of a share of New Common Stock. The Company would pay cash in lieu of fractional shares. The Company anticipates that both the Class A Common Shares and the New Common Stock would be approved for trading on the New York Stock Exchange.

     Upon the effective date of the Proposed Recapitalization, approximately 23.6 million Class A Common Shares and 48.0 million shares of New Common Stock would be issued and outstanding. The proportionate voting power of the holders of the PRIDES would increase immediately after the effectiveness of the Proposed Recapitalization until such shares are redeemed or converted, which will occur on or before December 31, 1997. As of March 31, 1996, holders of the Company's existing Common Stock and the PRIDES had 91.2% and 8.8%, respectively, of the total voting power of all stockholders. Immediately after effectiveness of the Proposed Recapitalization, the voting power of such holders of the PRIDES would increase to 19.6% in the aggregate, with a corresponding reduction in the voting power of such holders of the existing Common Stock. At such time as the PRIDES are redeemed or converted, the relative voting power of the holders of the PRIDES would decrease and the relative voting power for both such holders of the PRIDES and the holders of the existing Common Stock would be approximately the same as it would have been had the Proposed Recapitalization not occurred.

     A special stockholders' meeting to consider the Proposed Recapitalization was scheduled for April 10, 1996. On March 19, 1996, a lawsuit was filed in the Delaware Court of Chancery which, among other things, sought to enjoin the Proposed Recapitalization. On April 8, 1996, the Delaware Court of Chancery issued a ruling which preliminarily enjoined the Company from implementing the Proposed Recapitalization. On April 10, 1996, the meeting was adjourned to May 1, 1996, without taking a vote on the Proposed Recapitalization. On April 19, 1996, the Delaware Supreme Court granted defendants' motion to consider, on an expedited basis, defendants' appeal of the preliminary injunction, and has scheduled oral argument on the appeal for May 21, 1996. On May 1, 1996, defendants' stockholders approved the Proposed Recapitalization; however, it will not be implemented pending the outcome of defendants' appeal.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


Operating Activities

     At March 31, 1996, the Company had working capital of $415.8, compared with working capital of $331.7 at December 31, 1995. The increase in working capital was due primarily to an increase in Inventories and Prepaid expenses and other current assets and a decrease in Accounts payable, Accrued interest, and Accrued salaries, wages, and related benefits, partially offset by an increase in Other accrued liabilities.

Investing Activities

     Cash used for investing activities in the first quarter of 1996 consisted primarily of capital expenditures to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities.

Financing Activities


     At March 31, 1996, the Company had long-term debt of $836.5, compared with $749.2 at December 31, 1995. At March 31, 1996, $166.8 (of which
$71.5 could have been used for letters of credit) was available to KACC under KACC's 1994 Credit Agreement.

     Loans under KACC's 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to a Reference Rate (as defined) plus 1-1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under KACC's 1994 Credit Agreement may be reduced by up to 1-1/2% (non-cumulatively), based on a financial test, determined quarterly. As of December 31, 1995, the financial test permitted a reduction of 1-1/2% per annum in margins effective January 1, 1996, which reduction is continuing.


                        PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
- ---------------------------

Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Sons Inc.

     As previously and more fully stated in Item 3. "LEGAL PROCEEDINGS - Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Sons Inc." in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K"), on December 7, 1995, the United States District Court for the Northern District of California issued the Final Judgment on the remaining claims in that action concluding that KACC is liable for various costs and interest, aggregating approximately $2.2 million, fifty percent (50%) of future costs of cleaning up certain parts of the Property (as defined in the Form 10-K), and certain fees and costs associated specifically with the claim by Catellus against KACC. KACC has now paid the City of Richmond $1.8 million in partial satisfaction of such judgment.

Hammons v. Alcan Aluminium Corp. et al

     As previously stated in Item 3. "LEGAL PROCEEDINGS - Hammons v. Alcan Aluminium Corp. et al" in the Form 10-K, on March 5, 1996, a class action complaint was filed against the Company, Alcan

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


Aluminium Corp., Aluminum Company of America, Alumax, Inc., Reynolds Metals Company and the Aluminum Association in the Superior Court of California for the County of Los Angeles, Case No. BC145612. The complaint claims that the defendants conspired, in violation of the California Cartwright
Act (Bus. & Prof. Code Sections 16720 & 16750), in conjunction with a Memorandum of Understanding ("MOU") entered into by representatives of Australia, Canada, the European Union, Norway, the Russian Federation and the United States in 1994, to restrict the production of primary aluminum causing consequent rises in prices for primary aluminum and aluminum products. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion during the year 1994, before trebling. Plaintiff's counsel has estimated damages to be $4.4 billion per year for each of the two years the MOU was active, which when trebled equals $26.4 billion.

     On April 2, 1996 the case was removed to and is currently pending in the United States District Court for the Central District of California. The Court has granted defendants until May 9, 1996, to file contemplated motions to dismiss.

Matheson et al v. Kaiser Aluminum Corporation et al

     As previously and more fully stated in Item 3. "LEGAL PROCEEDINGS - Matheson et al v. Kaiser Aluminum Corporation et al" in the Form 10-K, on March 19, 1996, a lawsuit was filed against MAXXAM, the Company and the Company's directors challenging and seeking to enjoin the Proposed Recapitalization and the April 10, 1996, special stockholders' meeting at which the Proposed Recapitalization was to be considered. On April 8, 1996, the Delaware Court of Chancery issued a ruling which preliminarily enjoined the Company from implementing the Proposed Recapitalization. On April 10, 1996, the meeting was adjourned to May 1, 1996, without taking a vote on the Proposed Recapitalization. On April 19, 1996, the Delaware Supreme Court granted the defendants' motion to consider, on an expedited basis, the defendants' appeal of the preliminary injunction, and has scheduled oral argument on the appeal for May 21, 1996. On May 1, 1996, the Company's stockholders approved the Proposed Recapitalization; however, it will not be implemented pending the outcome of defendants' appeal.

Asbestos-related Litigation

     As previously and more fully stated in Item 3. "LEGAL PROCEEDINGS - Asbestos-related Litigation" in the Form 10-K, KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The portion of Note 4 of the Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

  (a)  Exhibits.

  Exhibit No.                   Exhibit
  -----------                   -------


      11  Computation of Earnings (Loss) Per Common and Common Equivalent
          Share

      27  Financial Data Schedule.

  (b)  Reports on Form 8-K.

  No report on Form 8-K was filed by the Company during the quarter ended March 31, 1996.



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


Dated: May 6, 1996