Form 10-Q
period 1996-06-30
KAISER ALUMINUM CORP
filed 1996-08-14
CIK 811596

===========================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

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

     At July 31, 1996, the registrant had 71,645,189 shares of common stock outstanding.


===========================================================================

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)

                                                          June 30,    December 31,
                                                              1996            1995
                                                       ---------------------------
                                                       (Unaudited)
                         Assets
Current assets:
  Cash and cash equivalents                               $   10.8        $   21.9
  Receivables                                                274.6           308.6
  Inventories                                                558.7           525.7
  Prepaid expenses and other current assets                  100.9            76.6
                                                          ------------------------
    Total current assets                                     945.0           932.8

Investments in and advances to unconsolidated
  affiliates                                                 177.7           178.2
Property, plant, and equipment - net                       1,111.4         1,109.6
Deferred income taxes                                        277.5           269.1
Other assets                                                 344.6           323.5
                                                          ------------------------
    Total                                                 $2,856.2        $2,813.2
                                                          ========================

           Liabilities & Stockholders' Equity
Current liabilities:
  Accounts payable                                        $  163.0        $  184.5
  Accrued interest                                            32.1            32.0
  Accrued salaries, wages, and related expenses               89.4           105.3
  Accrued postretirement medical benefit obligation -
   current portion                                            46.8            46.8
  Other accrued liabilities                                  136.5           129.4
  Payable to affiliates                                       91.3            94.2
  Long-term debt - current portion                             8.9             8.9
                                                          ------------------------
   Total current liabilities                                 568.0           601.1

Long-term liabilities                                        557.6           548.5
Accrued postretirement medical benefit obligation            729.8           734.0
Long-term debt                                               810.9           749.2
Minority interests                                           117.9           122.7
Stockholders' equity:
  Preferred stock                                               .4              .4
  Common stock                                                  .7              .7
  Additional capital                                         530.7           530.3
  Accumulated deficit                                       (446.0)         (459.9)
  Additional minimum pension liability                       (13.8)          (13.8)
                                                          ------------------------
   Total stockholders' equity                                 72.0            57.7
                                                          ------------------------
    Total                                                 $2,856.2        $2,813.2
                                                          ========================

  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
             (In millions of dollars, except per share amounts)
                                                         Quarter Ended       Six Months Ended
                                                           June 30,              June 30,
                                                       ----------------     ------------------
                                                         1996      1995         1996      1995
                                                       ----------------     ------------------

Net sales                                              $567.6    $583.4     $1,098.7  $1,096.4
                                                       ----------------     ------------------

Costs and expenses:
  Cost of products sold                                 476.1     463.8        909.8     890.5
  Depreciation                                           24.2      23.7         48.2      47.4
  Selling, administrative, research and
   development, and general                              30.7      32.3         63.8      62.3
                                                       ----------------     ------------------
     Total costs and expenses                           531.0     519.8      1,021.8   1,000.2
                                                       ----------------     ------------------

Operating income                                         36.6      63.6         76.9      96.2

Other expense:
  Interest expense                                      (23.0)    (23.8)       (45.7)    (47.4)
  Other - net                                             1.2      (1.3)          .9      (2.1)
                                                       ----------------     ------------------
Income before income taxes and minority interests        14.8      38.5         32.1      46.7

Provision for income taxes                               (5.6)    (13.9)       (12.2)    (16.8)

Minority interests                                       (1.0)     (1.3)        (1.8)     (3.1)
                                                       ----------------     ------------------

Net income                                                8.2      23.3         18.1      26.8

Dividends on preferred stock                             (2.1)     (5.3)        (4.2)    (10.6)
                                                       ----------------     ------------------

Net income available to common shareholders            $  6.1    $ 18.0     $   13.9    $ 16.2
                                                       ================     ==================

Earnings per common and common equivalent share:
  Primary                                              $  .09    $  .31     $    .19    $  .28
                                                       ================     ==================

  Fully diluted                                                  $  .27
                                                                 ======

Weighted average common and common equivalent shares
  outstanding (000):
   Primary                                             71,855    58,207       71,876    58,206
   Fully diluted                                                 85,272


  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (In millions of dollars)
                                                                       Six Months Ended
                                                                           June 30,
                                                                      ------------------
                                                                         1996       1995
                                                                      ------------------
Cash flows from operating activities:
  Net income                                                          $  18.1    $  26.8
  Adjustments to reconcile net income to net cash used
   for operating activities:
     Depreciation                                                        48.2       47.4
     Amortization of excess investment over equity in net
       assets of unconsolidated affiliates                                5.8        5.8
     Amortization of deferred financing costs and discount on
       long-term debt                                                     2.7        2.7
     Equity in income of unconsolidated affiliates                       (7.9)      (7.1)
     Minority interests                                                   1.8        3.1
     Decrease (increase) in receivables                                  30.4      (60.2)
     Increase in inventories                                            (33.0)     (48.8)
     (Increase) decrease in prepaid expenses and other assets           (31.2)      61.4
     Decrease in accounts payable                                       (21.5)     (16.0)
     Increase in accrued interest                                          .1         .5
     Decrease in payable to affiliates and accrued liabilities          (20.1)      (2.7)
     Decrease in accrued and deferred income taxes                       (8.6)      (4.8)
     Other                                                                3.7        3.2
                                                                      ------------------
       Net cash (used for) provided by operating activities             (11.5)      11.3
                                                                      ------------------

Cash flows from investing activities:
  Net proceeds from disposition of property and investments               1.2        1.2
  Capital expenditures                                                  (51.7)     (27.1)
  Investments in joint ventures                                           (.2)
  Redemption fund for minority interests' preference stock               (1.3)       (.3)
                                                                      ------------------
       Net cash used for investing activities                           (52.0)     (26.2)
                                                                      ------------------

Cash flows from financing activities:
  Repayments of long-term debt, including revolving credit             (257.2)    (303.3)
  Borrowings of long-term debt, including revolving credit              318.9      340.8
  Incurrence of financing costs                                                      (.8)
  Dividends paid                                                         (4.2)     (15.9)
  Redemption of minority interests' preference stock                     (5.1)      (8.7)
                                                                      ------------------
       Net cash provided by financing activities                         52.4       12.1
                                                                      ------------------

Net decrease in cash and cash equivalents during the period             (11.1)      (2.8)
Cash and cash equivalents at beginning of period                         21.9       17.6
                                                                      ------------------
Cash and cash equivalents at end of period                            $  10.8    $  14.8
                                                                      ==================

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                          $  42.9    $  44.2
  Income taxes paid                                                      17.4       16.8
  Tax allocation payments to MAXXAM Inc.                                  1.1



  The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of dollars, except prices and per share amounts)


1.  General
- -----------

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

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995. In the opinion of management, the consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Operating results for the second quarter and the first half of 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.  Inventories
- ---------------

     The classification of inventories is as follows:

                                                           June 30,   December 31,
                                                               1996           1995
                                                           -----------------------
     Finished fabricated aluminum products                   $107.4         $ 91.5
     Primary aluminum and work in process                     197.1          195.9
     Bauxite and alumina                                      131.2          119.6
     Operating supplies and repair and maintenance parts      123.0          118.7
                                                             ---------------------
          Total                                              $558.7         $525.7
                                                             =====================


     Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

3.  Earnings per Common and Common Equivalent Share
- ---------------------------------------------------

     Earnings per common and common equivalent share are computed by deducting preferred stock dividends from net income in order to determine net income available to common shareholders. This amount is then divided by the weighted average number of common and common equivalent shares outstanding during the period. For the computation of fully diluted earnings per share, the PRIDES were excluded from the calculation of the weighted average number of common and common equivalent shares outstanding for all periods presented except for the quarter ended June 30, 1995, because they were antidilutive.

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

     Based upon the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1996, the balance of such accruals, which is primarily included in Long-term liabilities, was $34.6. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $10.0 for the years 1996 through 2000 and an aggregate of approximately $8.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $22.0 and that the factors upon which a substantial portion of this estimate is based are expected to be resolved in early 1997. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

     Asbestos Contingencies - KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At June 30, 1996, the number of such lawsuits pending was approximately 71,900, as compared to 59,700 at December 31, 1995. During the year 1995, approximately 41,700 of such claims were received and 7,200 were settled or dismissed. During the second quarter and the first half of 1996, approximately 6,600 and 15,400 of such claims were received and 900 and 3,200 were settled or dismissed, respectively.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $159.9, before consideration of insurance recoveries, is included primarily in Long-term liabilities at June 30, 1996. The Company

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1996 through 2000, and an aggregate of approximately $78.0 thereafter through 2008. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial.

     A substantial portion of the asbestos-related claims that were filed and served on KACC during 1995 and the first half of 1996 were filed in Texas. KACC has been advised by its counsel that, although there can be no assurance, the increase in pending claims may have been attributable in part to tort reform legislation in Texas. Although asbestos-related claims are currently excluded from certain aspects of the Texas tort reform legislation, management has been advised that efforts to remove the asbestos-related exemption in the tort reform legislation, as well as other developments in the legislative and legal environment in Texas, may be responsible for the accelerated pace of new claims experienced in late 1995 and its continuance through the first half of 1996, albeit at a somewhat reduced rate.

     The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $140.8, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at June 30, 1996.

     Management continues to monitor claims activity, the status of the lawsuits (including settlement initiatives), legislative progress, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

5.   Derivative Financial Instruments and Related Hedging Programs
- ------------------------------------------------------------------

     KACC enters into primary aluminum hedging transactions in the normal course of business. The prices realized by KACC under certain sales contracts for alumina, primary aluminum, and fabricated aluminum products, as well as the costs incurred by KACC on certain items, such as aluminum scrap, rolling ingot, power, and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary aluminum hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. KACC has employed strategies which include forward sales and purchases of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. In respect of its 1996, 1997, and 1998 anticipated net exposure, at June 30, 1996, KACC had sold forward 166,500 tons* of primary aluminum at fixed prices, had purchased 28,900 tons of primary aluminum under forward purchase contracts at fixed prices, and had purchased put options to establish a minimum price for 157,000 tons of primary aluminum.

     In addition, at June 30, 1996, KACC had sold approximately 97%, 62%, and 77% of the alumina available to it in excess of its projected internal smelting requirements for 1996, 1997, and 1998, respectively.
Approximately 42% of such alumina sold for 1996 and all of such alumina sold for 1997 and 1998 have been sold at prices linked to the future prices of primary aluminum as a percentage of the price of primary aluminum ("Variable Price Contracts"), and approximately 58% of such alumina sold for 1996 has been sold at fixed prices ("Fixed Price Contracts"). The average realized prices of alumina sold under Variable Price Contracts will depend on future prices of primary aluminum, and the average realized prices of alumina sold under Fixed Price Contracts will exceed the Company's manufacturing cost of alumina.

     From time to time, KACC also enters into forward purchase and option transactions to limit its exposure to increases in fuel costs. At June 30, 1996, KACC had entered into a series of transactions to limit its costs for 40,000 MM Btu of natural gas per day through October 1996. During July 1996, KACC entered into additional transactions for 40,000 MM Btu per day to limit its exposure to increases in natural gas prices through March 1997.

     KACC also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At June 30, 1996, KACC had net forward foreign exchange contracts totaling approximately $92.2 for the purchase of 127.0 Australian dollars from July 1996 through May 1998, in respect of its commitments for 1996, 1997, and 1998 expenditures denominated in Australian dollars.

     At June 30, 1996, the net unrealized gain on KACC's position in aluminum forward sales and option contracts, based on an average price of $1,588 per ton ($.72 per pound) of primary aluminum, natural gas forward purchase and option contracts, and forward foreign exchange contracts, was $21.0.

     See Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 1995.


- ---------------------------------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
         RESULTS OF OPERATIONS   (In millions of dollars, except shipments,
         ---------------------
        prices, and per share amounts)

     The following should be read in conjunction with the response to Item 1, Part I, of this Report.

Results of Operations
- ---------------------

     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. See Note 5 of the Notes to Interim Consolidated Financial Statements for an explanation of KACC's hedging strategies. The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters and six months ended June 30, 1996 and 1995. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

               SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                (Unaudited)
                                          Quarter Ended       Six Months Ended
                                            June 30,              June 30,
                                        ----------------    --------------------
                                          1996      1995        1996        1995
                                        ----------------    --------------------
Shipments:(1)
  Alumina                                431.9     576.6       908.1     1,023.1

  Aluminum products:
   Primary aluminum                      100.0      63.8       174.8       111.5
   Fabricated aluminum products           85.1      99.4       162.3       193.9
                                        ----------------    --------------------
     Total aluminum products             185.1     163.2       337.1       305.4
                                        ================    ====================

Average realized sales price:
  Alumina (per ton)                     $  207    $  206    $    208    $    202
  Primary aluminum (per pound)             .69       .83         .71         .82

Net sales:
  Bauxite and alumina:
   Alumina                              $ 89.5    $118.7    $  188.5    $  206.6
   Other(2)(3)                            27.0      23.9        51.4        43.0
                                        ----------------    --------------------
     Total bauxite and alumina           116.5     142.6       239.9       249.6
                                        ----------------    --------------------

  Aluminum processing:
   Primary aluminum                      153.1     116.6       272.2       201.6
   Fabricated aluminum products          294.1     319.8       579.0       636.0
   Other(3)                                3.9       4.4         7.6         9.2
                                        ----------------    --------------------
     Total aluminum processing           451.1     440.8       858.8       846.8
                                        ----------------    --------------------

        Total net sales                 $567.6    $583.4    $1,098.7    $1,096.4
                                        ================    ====================

Operating income (loss):
  Bauxite and alumina                   $  1.1    $ 20.2    $   10.9    $   21.6
  Aluminum processing                     50.2      62.7        98.7       112.0
  Corporate                              (14.7)    (19.3)      (32.7)      (37.4)
                                        ----------------    --------------------
   Total operating income               $ 36.6    $ 63.6    $   76.9    $   96.2
                                        ================    ====================

Net income                              $  8.2    $ 23.3    $   18.1    $   26.8
                                        ================    ====================

Capital expenditures                    $ 31.9    $ 13.4    $   51.7    $   27.1
                                        ================    ====================


- ------------------------------------
(1)  In thousands of tons.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


Net Sales

     Bauxite and Alumina - Net sales to third parties for the bauxite and alumina segment were 18% lower in the second quarter of 1996 than in the second quarter of 1995 and were 4% lower in the first half of 1996 than in the first half of 1995. Net sales from alumina decreased 25% in the second quarter of 1996 from the second quarter of 1995 due to lower shipments as a result of routine fluctuations in the timing of cargo vessel departures, compounded by below-average production at the Company's 65%-owned Alpart alumina refinery in Jamaica ("Alpart") due to an earlier power outage and at the Gramercy, Louisiana, facility due to a temporary material quality problem. Net sales from alumina decreased 9% in the first half of 1996 from the first half of 1995, due to lower shipments partially offset by higher average realized prices.

     Aluminum Processing - Net sales to third parties for the aluminum processing segment were 2% higher in the second quarter of 1996 than in the second quarter of 1995, and were approximately the same in the first half of 1996 and 1995. Net sales from primary aluminum increased 31% in the second quarter of 1996 from the second quarter of 1995, and increased 35% in the first half of 1996 from the first half of 1995, due primarily to higher shipments, partially offset by lower average realized prices. Net sales for the first half of 1995 were adversely affected by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below. Shipments of primary aluminum to third parties were approximately 54% and 52% of total aluminum products shipments in the second quarter and the first half of 1996, respectively, compared with approximately 39% and 37% in the second quarter and first half of 1995.
Net sales from fabricated aluminum products decreased 8% in the second quarter of 1996 from the second quarter of 1995, and decreased 9% in the first half of 1996 from the first half of 1995, due to lower shipments for most of these products, partially offset by higher average realized prices for most of these products.

Operating Income

     Operating results for the first half of 1995 were negatively impacted by (i) an eight-day strike at five major domestic locations by the USWA,
(ii) a six-day strike by the National Workers Union at Alpart, and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on results for the six months ended June 30, 1995, was approximately $17.0 in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

     Bauxite and Alumina - This segment's operating income was $1.1 in the second quarter of 1996, compared with $20.2 in the second quarter of 1995, and was $10.9 in the first half of 1996, compared with $21.6 in the first half of 1995, principally due to lower revenue. Operating results for the first half of 1995 were negatively impacted by the effect of the strikes and boiler failure.

     Aluminum Processing - This segment's operating income was $50.2 in the second quarter of 1996, compared with $62.7 in the second quarter of 1995, and $98.7 in the first half of 1996, compared with $112.0 in the first half of 1995, principally due to lower revenue. Operating results for the first half of 1995 were negatively impacted by the effect of the strike by the USWA.

     Corporate - Corporate operating expenses represented corporate general and administrative expenses which are not allocated to the Company's segments.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


Net Income

     The Company reported net income of $.09 and $.19 per common and common equivalent share for the second quarter and the first half of 1996, respectively, compared with net income of $.31 and $.28 per common and common equivalent share for the second quarter and the first half of 1995, respectively. The principal reasons for these changes were the reductions in operating income previously described.

Liquidity and Capital Resources
- -------------------------------

     Management believes that the Company's existing cash resources, together with cash flows from operations and borrowings under KACC's credit agreement dated as of February 15, 1994 (as amended, the "1994 Credit Agreement") will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, management believes that operating cash flows, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital and capital expenditure requirements.

Capital Structure

     On April 23, 1996, the Company filed a shelf-registration statement with the Securities and Exchange Commission (the "SEC") covering the sale by MAXXAM of up to 10 million shares of the Company's Common Stock that are owned by MAXXAM. There will be no proceeds to the Company from any such sale. The registration has been declared effective by the SEC.

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

     Upon the effective date of the Proposed Recapitalization, approximately 23.6 million Class A Common Shares and 48.0 million shares of New Common Stock would be issued and outstanding. The proportionate voting power of the holders of the PRIDES would increase immediately after the effectiveness of the Proposed Recapitalization until such shares are redeemed or converted, which will occur on or before December 31, 1997. As of June 30, 1996, holders of the Company's existing Common Stock and the PRIDES had 91.2% and 8.8%, respectively, of the total voting power of all stockholders. Immediately after effectiveness of the Proposed Recapitalization, the voting power of such holders of the PRIDES would increase to 19.6% in the aggregate, with a corresponding reduction in the voting power of such holders of the existing Common Stock. At such time as the PRIDES are redeemed or converted, the relative voting power of the holders of the PRIDES would decrease and the relative voting power for both such holders of the PRIDES and the holders of the existing Common Stock would be approximately the same as it would have been had the Proposed Recapitalization not occurred.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

     See Part II, Item 1. "LEGAL PROCEEDINGS - Matheson et al v. Kaiser Aluminum Corporation et al" for information regarding a pending lawsuit with respect to the Proposed Recapitalization.


Operating Activities

     At June 30, 1996, the Company had working capital of $377.0, compared with working capital of $331.7 at December 31, 1995. The increase in working capital was due primarily to an increase in Inventories and Prepaid expenses and other current assets and a decrease in Accounts payable and Accrued salaries, wages, and related expenses, partially offset by a decrease in Receivables and an increase in Other accrued liabilities.

Investing Activities

     Cash used for investing activities during the first half of 1996 consisted primarily of capital expenditures to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities.

     At a recent meeting of the directors of Yellow River Aluminum Industry Company Limited (the "Joint Venture"), a Sino-foreign joint equity enterprise organized under the law of the People's Republic of China between Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of KACC, and Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metal Industry Corporation, KYRIL, LAS and the Joint Venture reached an agreement (i) that extended until early 1997 the time for KYRIL to make a second capital contribution to the Joint Venture, and (ii) that KYRIL would continue to explore various methods of financing any future capital contributions to the Joint Venture, including financing that could be obtained from third-party investors.

Financing Activities

     At June 30, 1996, the Company had long-term debt of $810.9, compared with $749.2 at December 31, 1995. At June 30, 1996, $192.1 (of which $72.5 could have been used for letters of credit) was available to KACC under KACC's 1994 Credit Agreement.

     Loans under KACC's 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to a Reference Rate (as defined) plus 1-1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under KACC's 1994 Credit Agreement may be reduced by up to 1-1/2% (non-cumulatively), based on a financial test, determined quarterly. The quarterly financial test permitted a 1-1/2% reduction in margins during the first and second quarters of 1996. As of June 30, 1996, the financial test permitted a reduction of 1% per annum in margins effective July 1, 1996.


                        PART II - OTHER INFORMATION
                        ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Hammons v. Alcan Aluminum Corp. et al

     On April 2, 1996, this case was removed to the United States District Court for the Central District of California. On July 1, 1996, the Court granted summary judgment in favor of the Company and other

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


defendants and dismissed the complaint as to all defendants with prejudice.
On July 16, 1996, the Court ruled on Plaintiff's Motion for Reconsideration and confirmed its ruling and order granting summary judgment in favor of defendants. See Part I, Item 3. "LEGAL PROCEEDINGS - Hammons v. Alcan Aluminum Corp. et al" in the Company's Report on Form 10-K for the year ended December 3l, 1995 (the "Form 10-K") and Part II, Item 1. "LEGAL PROCEEDINGS - Hammons v. Alcan Aluminum Corp. et al" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "Form 10-Q").

Matheson et al v. Kaiser Aluminum Corporation et al

     On March 19, 1996, a lawsuit was filed against MAXXAM, the Company and the Company's directors challenging and seeking to enjoin the Proposed Recapitalization. On April 8, 1996, the Delaware Court of Chancery issued a ruling which preliminarily enjoined the Company from implementing the Proposed Recapitalization. On April 19, 1996, the Delaware Supreme Court granted defendants' motion to consider, on an expedited basis, defendants' appeal of the preliminary injunction. On May 1, 1996, the Company's stockholders approved the Proposed Recapitalization; however, it will not be implemented pending the outcome of defendants' appeal. The Delaware Supreme Court heard oral argument on May 21, 1996, but has not yet issued its decision in this matter. See Part I, Item 3. "LEGAL PROCEEDINGS - Matheson et al v. Kaiser Aluminum Corporation et al" in the Form 10-K and
Part II, Item 1. LEGAL PROCEEDINGS - "Matheson et al v. Kaiser Aluminum Corporation et al" in the Form 10-Q.

Asbestos-related Litigation

     KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The portion of Note 4 of the Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I, Item 3. "LEGAL PROCEEDINGS - Asbestos-related Litigation" in the Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     On May 1, 1996, at a special stockholders' meeting, the Company's stockholders approved the Proposed Recapitalization; however, it will not be implemented pending the outcome of defendants appeal of the preliminary injunction in "Matheson et al v. Kaiser Aluminum Corporation et al."
See "LEGAL PROCEEDINGS - Matheson et al v. Kaiser Aluminum Corporation et al" of this report.

     In addition, the annual meeting of stockholders of the Company was held on May 22, 1996, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company.

     The results of the matters voted on at these meetings are shown below.


Proposed Recapitalization Amendment of Restated Certificate of
- --------------------------------------------------------------
Incorporation
- -------------

     The vote with respect to the proposal to approve the Proposed Recapitalization Amendment of Restated Certificate of Incorporation was as follows:

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


       Common Stock, Separately        Common Stock, Together with the PRIDES
     ----------------------------     ---------------------------------------

     Votes For:        52,528,795     Votes For:                 53,814,170.2
     Votes Against:     6,319,764     Votes Against:             10,121,808.0
     Votes Withheld:                  Votes Withheld:
     Abstentions:          13,026     Abstentions:                   19,740.4
     Broker Nonvotes:                 Broker Nonvotes:

Nominees for Director
- ---------------------

     The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of abstentions and broker nonvotes with respect to each such nominee:


Robert J. Cruikshank
   Votes For:               73,628,502
   Votes Against:
   Votes Withheld:              64,029
   Abstentions:
   Broker Nonvotes:

George T. Haymaker, Jr.
   Votes For:               73,633,001
   Votes Against:
   Votes Withheld:              59,531
   Abstentions:
   Broker Nonvotes:

Charles E. Hurwitz
   Votes For:               73,623,662
   Votes Against:
   Votes Withheld:              68,870
   Abstentions:
   Broker Nonvotes:

Ezra G. Levin
   Votes For:               73,621,488
   Votes Against:
   Votes Withheld:              71,044
   Abstentions:
   Broker Nonvotes:

Robert Marcus
   Votes For:               73,629,941
   Votes Against:
   Votes Withheld:              62,590
   Abstentions:
   Broker Nonvotes:

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES


Robert J. Petris
   Votes For:               73,618,936
   Votes Against:
   Votes Withheld:              73,595
   Abstentions:
   Broker Nonvotes:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

  (a)  Exhibits.

  Exhibit No.            Exhibit
  ----------             -------

    10 First Amendment to Employment Agreement by and between the Company, KACC and George T. Haymaker, Jr.

    27  Financial Data Schedule.

  (b)  Reports on Form 8-K.

     No report on Form 8-K was filed by the Company during the quarter ended June 30, 1996.


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.


                                   KAISER ALUMINUM CORPORATION


                                       /s/   John T. La Duc
                                   By:--------------------------
                                             John T. La Duc
                                            Vice President and
                                          Chief Financial Officer



                                       /s/ Arthur S. Donaldson
                                   By:--------------------------
                                           Arthur S. Donaldson
                                               Controller




Dated: August 13, 1996