Form 10-K
period 1996-12-31
KAISER ALUMINUM CORP
filed 1997-03-28
CIK 811596

===============================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934
For the fiscal year ended December 31, 1996
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

         Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                             -------------------

  Common Stock, $.01 par value                      New York Stock Exchange

  8.25% PRIDES, Convertible Preferred Stock,        New York Stock Exchange
  $.05 par value



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___


As of March 14, 1997, there were 71,651,349 shares of the Common Stock of the registrant outstanding. Based upon New York Stock Exchange closing prices on March 14, 1997, the aggregate market value of the registrant's Common Stock and 8.255% PRIDES held by non-affiliates was $368.8 million.


Certain portion of the registrant's annual report to shareholders for the fiscal year ended December 31, 1996, are incorporated by reference into Parts I, II, and IV of this Report on Form 10-K. Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.

===============================================================================

                                      NOTE





Kaiser Aluminum Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 23-26 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:



                                               Corporate Secretary
                                               Kaiser Aluminum Corporation
                                               5847 San Felipe, Suite 2600
                                               Houston, Texas  77057-3010








                                      (i)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-------------------------------------------------------------------------------


                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----

PART I..........................................................................    1

     ITEM 1.      BUSINESS......................................................    1

     ITEM 2.      PROPERTIES....................................................   11

     ITEM 3.      LEGAL PROCEEDINGS.............................................   12

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   15

PART II.........................................................................   15

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS................................   15

     ITEM 6.      SELECTED FINANCIAL DATA.......................................   15

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF  OPERATIONS.......................   15

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   15

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE........................   15

PART III........................................................................   15

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   15

     ITEM 11.     EXECUTIVE COMPENSATION........................................   15

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT..............................................   15

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   15

PART IV.........................................................................   16

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K.........................................   16

SCHEDULE I        ..............................................................   17

SIGNATURES        ..............................................................   22

INDEX OF EXHIBITS...............................................................   23

EXHIBIT 21        SUBSIDIARIES..................................................   27



                                      (ii)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



PART I

ITEM 1.       BUSINESS

This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (see, for example, Item 1. "Business - Industry Overview;" "Business - The Company - Profit Enhancement and Cost Reduction Initiative," "Production Operations," "-Competition," "-Research and Development," "-Business Development," and "Environmental Matters," and Item 3. "Legal Proceedings"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report and the financial portion of the Company's 1996 Annual Report to Shareholders (see Items 6 through 8 of this Report) identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

Demand

The packaging, transportation and construction industries are the principal consumers of aluminum in the United States, Japan, Germany, France, Italy, and the United Kingdom. In the packaging industry, which accounted for an estimated 21% of aluminum consumption in 1996 in the previously referenced countries, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. Nearly all beer cans and soft drink cans manufactured for the United States market are made of aluminum. Kaiser Aluminum Corporation ("KAC" or the "Company") believes that growth in the packaging area is likely to continue through the 1990s due to general population increase and to further penetration of the beverage container market in emerging markets. The Company believes that growth in demand for can sheet in the United States will follow the growth in population, offset, in part, by the effects of the use of lighter gauge aluminum for can sheet and by plastic container production.

In the transportation industry, which accounted for an estimated 30% of aluminum consumption in the United States, Japan, Germany, France, Italy and the United Kingdom in 1996, automotive manufacturers use aluminum instead of steel, ductile iron, or copper for an increasing number of components, including radiators, wheels, suspension components, and engines, in order to meet more stringent environmental, safety, and fuel efficiency standards. The Company believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles. In addition, the Company believes that consumption of aluminum in the construction industry will follow the cyclical growth pattern of that industry, and will benefit from higher growth in Asian and Latin American economies.

Supply

As of year-end 1996, estimated world aluminum capacity from 179 smelting facilities was approximately 22.9 million tons* per year. World production of primary aluminum for 1996 increased approximately 4.5% compared to 1995. Net exports of aluminum from the former Sino Soviet bloc increased approximately 200% from 1990 levels to an estimated 1.9 million tons per year as

-----------
* All references to tons in this Report refer to metric tons of 2,204.6 pounds.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
-------------------------------------------------------------------------------



ITEM 1.       BUSINESS (CONTINUED)

of year-end 1996. In addition, one smelter continued to increase production following its start-up in 1995, and a number of producers restarted idled capacity in late 1995 and early 1996. These exports, as well as new and restared capacity, contributed to an increase in London Metal Exchange ("LME") stocks of primary aluminum which peaked in October 1996 at 970,000 tons. At the end of 1996, LME stocks of primary aluminum had declined 18,725 tons from this peak level to 951,275 tons. See "Industry Trends."

Based upon information currently available, the Company believes that moderate additions will be made during 1997-1999 to world alumina and primary aluminum production capacity. The increases in alumina capacity during 1997-1999 are expected to come from one new refinery, which began operations in 1996, and incremental expansions of existing refineries. In addition, the Company believes that there is currently an estimated 1.6 million tons of unutilized world smelting capacity. The increases in world primary aluminum capacity during 1997-1999 are expected to come from two new smelters which may begin operations in 1997, two relocated smelters that are expected to resume operations in 1998, and the remainder principally from incremental expansions of existing smelters.

Industry Trends

Primary aluminum prices have historically been subject to significant cyclical price fluctuations. During the first half of 1996, the average Midwest United States transaction price ("AMT Price") for primary aluminum remained relatively stable in the $.75 per pound range. However, during the second half of the year the AMT Price fell, reaching a low of $.65 per pound for October 1996, before recovering late in the year. During 1996, the AMT Price for primary aluminum was approximately $.72 per pound, compared to $.86, $.72 and $.54 per pound in 1995, 1994 and 1993, respectively. The AMT Price for primary aluminum for the week ended March 14, 1997, was approximately $.81 per pound.

The significant improvement in prices during 1994 and 1995 resulted from strong growth in Western world consumption of aluminum and the curtailment of production in response to lower prices in prior periods by many producers worldwide. In 1995, production of primary aluminum increased and consumption of aluminum continued to grow, but at a much lower rate than in 1994. In general, the overall aluminum market was strongest in the first half of 1995. By the second half of 1995, orders and shipments for certain products had softened and the rate of decline in LME inventories had leveled off. By the end of 1995, some small increases in LME inventories occurred, and prices of aluminum weakened from first-half levels. This trend continued throughout most of 1996. Net reported primary aluminum inventories increased by approximately 62,000 tons in 1996 based upon reports of the LME and the International Primary Aluminium Institute ("IPAI"), following substantial declines of 764,000 and 1,153,000 tons in 1994 and 1995, respectively. However, since year-end 1996, LME stocks of primary aluminum have continued to decline from their October 1996 peak level.

Increased production of primary aluminum due to restarts of certain previously idled capacity, the continued increase in production of a smelter in South Africa following its start-up in 1995, and the continued high level of exports from the Commonwealth of Independent States ("CIS") contributed to increased supplies of primary aluminum to the Western world in 1996. While the economies of the major aluminum consuming regions - the United States, Japan, Western Europe, and Asia - are, in the aggregate, performing relatively well, the Company believes that the reduction of aluminum inventories by customers, as prices have continued to decline, has mitigated the growth in primary aluminum demand that normally accompanies growth in economic and industrial activity.

Western world demand for alumina, and the price of alumina, declined in 1994 in response to the curtailment of Western world smelter production of primary aluminum, partially offset by increased usage of Western world alumina by smelters in the CIS and in the People's Republic of China ("PRC"). Increased Western world production of primary aluminum, as well as continued imports of Western world alumina by the CIS and the PRC, during 1995 resulted in higher demand for Western world alumina and significantly stronger alumina pricing. In 1996, however, the alumina market softened, primarily as a result of increased alumina production and decreased alumina exports to the CIS and the PRC, resulting in lower alumina prices. However, increases in primary aluminum production as well as reductions in alumina production during the second half of 1996 resulted in stronger alumina pricing in late 1996.

United States shipments of domestic fabricated aluminum products in 1995 were approximately at 1994 levels, although in 1995 demand for can sheet in the United States softened relative to 1994. United States shipments of domestic fabricated aluminum

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



ITEM 1.       BUSINESS (CONTINUED)

products in 1996 are estimated to be approximately at 1995 levels, although in 1996 demand for can sheet in the United States softened relative to 1995.

THE COMPANY

General

The Company is a subsidiary of MAXXAM Inc. ("MAXXAM"). The Company, through its subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC") operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi- fabricated) aluminum products. In addition to the production utilized by KACC in its operations, KACC sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1996, KACC produced approximately 2,838,000 tons of alumina, of which approximately 73% was sold to third parties, and produced approximately 473,200 tons of primary aluminum, of which approximately 75% was sold to third parties. KACC is also a major domestic supplier of fabricated aluminum products. In 1996, KACC shipped approximately 327,100 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of the total tonnage of United States domestic shipments. A majority of KACC's fabricated products are sold to distributors or used by customers as components in the manufacture and assembly of finished end-use products. Note 10 of the Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

The following table sets forth total shipments and intracompany transfers of KACC's alumina, primary aluminum, and fabricated aluminum operations:


                                              Year Ended December 31,
                                       ------------------------------------
                                        1996           1995          1994
                                       -------        -------       -------
                                              (in thousands of tons)
ALUMINA:
  Shipments to Third Parties           2,073.7        2,040.1       2,086.7
  Intracompany Transfers                 912.4          800.6         820.9
PRIMARY ALUMINUM:
  Shipments to Third Parties             355.6          271.7         224.0
  Intracompany Transfers                 128.3          217.4         225.1
FABRICATED ALUMINUM PRODUCTS:
  Shipments to Third Parties             327.1          368.2         399.0

Sensitivity to Prices and Hedging Programs

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to three months. From time to time in the ordinary course of business KACC enters into hedging transactions to provide price risk management in respect of its net

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



ITEM 1.       BUSINESS (CONTINUED)

exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively lock-in or fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of price for its anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. See Notes 1 and 9 of the Notes to Consolidated Financial Statements in the Annual Report.

Profit Enhancement and Cost Reduction Initiative

In October 1996, KACC established a goal of achieving significant cost reduction and profit improvements by the end of 1997, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. To achieve this goal KACC plans reductions in production costs, decreases in corporate general and administrative expenses, and enhancements to product mix and volume throughput. There can be no assurance that the initiative will result in the desired cost reductions and other profit improvements.

Production Operations

The Company's operations are conducted through KACC's decentralized business units which compete throughout the aluminum industry.

     o The alumina business unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 7% of total produced alumina in 1996 as reported by the IPAI. During 1996, KACC's third party shipments of bauxite represented approximately 25% of bauxite mined. In addition, KACC's third party shipments of alumina represented approximately 73% of alumina produced. KACC's share of total world alumina capacity as reported by the IPAI was approximately 6% in 1996.

     o The primary aluminum products business unit operates two wholly-owned domestic smelters and two foreign smelters in which KACC holds significant ownership interests. During 1996, KACC's third party shipments of primary aluminum represented approximately 75% of its primary aluminum production. KACC's share of total world primary aluminum capacity as reported by the IPAI was approximately 2% in 1996.

     o Fabricated aluminum products are manufactured by two business units - flat-rolled products and engineered products. The products include heat-treated products, body, lid, and tab stock for beverage containers, sheet and plate products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, engine manifolds, and other castings, forgings and extruded products, which are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in KACC's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



ITEM 1.       BUSINESS (CONTINUED)

Alumina

The following table lists KACC's bauxite mining and alumina refining facilities as of December 31, 1996:


                                                                                                     Annual
                                                                                                 Production              Total
                                                                                                   Capacity             Annual
                                                                               Company         Available to         Production
Activity                             Facility           Location             Ownership          the Company           Capacity
-----------------                    ------------       ----------        ------------     ----------------   ----------------
                                                                                                     (tons)             (tons)

Bauxite Mining                       KJBC(1)            Jamaica                    49%            4,500,000          4,500,000
                                     Alpart(2)          Jamaica                    65%            2,275,000          3,500,000
                                                                                               ------------      -------------
                                                                                                  6,775,000          8,000,000
                                                                                               ============      =============
Alumina Refining                     Gramercy           Louisiana                 100%            1,050,000          1,050,000
                                     Alpart             Jamaica                    65%              942,500          1,450,000
                                     QAL                Australia                28.3%              973,500          3,440,000
                                                                                               ------------      -------------
                                                                                                  2,966,000          5,940,000
                                                                                               ============      =============

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

Alpart holds bauxite reserves and owns a 1,450,000 tons per year alumina plant located in Jamaica. KACC owns a 65% interest in Alpart, and Hydro Aluminum a.s ("Hydro") owns the remaining 35% interest. KACC has management responsibility for the facility on a fee basis. KACC and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery as it may be expanded to a capacity of 2,000,000 tons per year through the year 2024.

KACC owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including KACC, purchase bauxite from another QAL stockholder under long-term supply contracts. KACC has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. KACC is unconditionally obligated to pay amounts calculated to service its share ($94.4 million at December 31, 1996) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

KACC's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and reduction-grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. All of KACC's third-party sales of bauxite in 1996 were made to two customers, the largest of which accounted for approximately 79% of such sales. KACC also sold alumina to 15 customers, the largest and top five of which accounted for approximately 21% and 79% of such sales, respectively. See "-Competition." The Company believes that among alumina producers KACC is the world's second largest seller of alumina to third parties. KACC's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements under multi-year sales contracts. See also "-Sensitivity to Prices and Hedging Programs."

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



ITEM 1.       BUSINESS (CONTINUED)

Primary Aluminum Products

The following table lists KACC's primary aluminum smelting facilities as of December 31, 1996:


                                                                              Annual Rated            Total             1996
                                                                                  Capacity           Annual          Average
                                                              Company         Available to            Rated        Operating
Location                               Facility             Ownership          the Company         Capacity             Rate
----------------------                 ----------       -------------     ----------------      -----------      -----------
                                                                                    (tons)           (tons)
Domestic
  Washington                           Mead                      100%              200,000          200,000             106%
  Washington                           Tacoma                    100%               73,000           73,000             100%
                                                                               -----------       ----------
     Subtotal                                                                      273,000          273,000
                                                                               -----------       ----------
International
  Ghana                                Valco                      90%              180,000          200,000              68%
  Wales, United Kingdom                Anglesey                   49%               55,000          112,000             118%
                                                                               -----------       ----------
     Subtotal                                                                      235,000          312,000
                                                                               -----------       ----------
       Total                                                                       508,000          585,000
                                                                               ===========       ==========


KACC owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 53% of Mead's 1996 production was used at KACC's Trentwood fabricating facility and the balance was sold to third parties. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters. KACC has also commenced the modernization and expansion of the carbon baking furnace at its Mead smelter at an estimated cost of approximately $52.0 million. The project is expected to lower costs, enhance safety, and improve the environmental performance of the facility, and is expected to be completed in late 1998.

Electric power represents an important production cost for KACC at its aluminum smelters. In 1995, KACC successfully restructured electric power purchase agreements for its facilities in the Pacific Northwest, which resulted in significantly lower electric power costs in 1996 for the Mead and Tacoma, Washington, smelters compared to 1995 electric power costs. KACC expects to continue to benefit from these savings in electric power costs at these facilities in 1997 and beyond. However, a number of lawsuits challenging the restructuring have been filed and the effect, if any, of such lawsuits on KACC's power purchase and transmission arrangements is not known at this time.

KACC manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by KACC and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants. KACC's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity of power to the market price of primary aluminum. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994-1998 period. The Volta River Authority has allocated to Valco sufficient electric power to operate at 80% of its annual rated capacity through December 31, 1997.

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

KACC has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology - which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, and a computerized system that controls energy flow in the cells - has

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------


ITEM 1.       BUSINESS (CONTINUED)

significantly contributed to increased and more efficient production of primary aluminum and enhances KACC's ability to compete more effectively with the industry's newer smelters. KACC is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ KACC's technical and managerial knowledge. See "-Research and Development."

KACC's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1996, KACC sold its primary aluminum production not utilized for internal purposes to approximately 45 customers, the largest and top five of which accounted for approximately 16% and 54% of such sales, respectively. See "- Competition." Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in Pleasanton, California, and by senior executives of KACC who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

Fabricated Aluminum Products

KACC manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. KACC's fabricated products compete with those of numerous domestic and foreign producers and with products made of steel, copper, glass, plastic, and other materials. Product quality, price, and availability are the principal competitive factors in the market for fabricated aluminum products. KACC has focused its fabricated products operations on selected products in which KACC has production expertise, high-quality capability, and geographic and other competitive advantages.

Flat-Rolled Products - The flat-rolled products business unit, the largest of KACC's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. In addition, KACC broke ground on its first commercial Micromill(TM) facility, near Reno, Nevada. The Micromill(TM) process is a proprietary, compact, high-speed process for continuous casting and rolling of a thin-strip aluminum sheet from molten metal. KACC expects the Nevada facility to be in a start-up mode in the first half of 1997, and anticipates beginning limited customer shipments from the facility by the second half of 1997. See "-Research and Development."

The Trentwood facility is KACC's largest fabricating plant and accounted for approximately 63% of KACC's 1996 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat-treat products), the beverage container market (producing body, lid, and tab stock), and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors.

KACC continues to implement changes to the process and product mix of its Trentwood rolling mill in an effort to maximize its profitability and maintain full utilization of the facility. KACC has approved an expansion of its heat-treat capacity to approximately 60,000 tons from approximately 45,000 tons, which will enable KACC to increase the range of its heat-treat products, including wide heat-treated sheet for the aerospace market, enhance the quality of its heat-treated products, and improve Trentwood's operating efficiency. The project is estimated to cost approximately $45.0 million and to take approximately two years to complete. Global sales of KACC's heat-treat products have increased significantly over the last several years and are made primarily to the aerospace and general engineering markets, which are experiencing growth in demand.

KACC's flat-rolled products are also sold to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides KACC with a transportation advantage. Quality of products for the beverage container industry, service, and timeliness of delivery are the primary bases on which KACC competes. KACC has made significant capital expenditures at Trentwood during the past several years in rolling technology and process control to improve the metal integrity, shape and gauge control of its products. The Company believes that such improvements have enhanced the quality of KACC's products for the beverage container industry and the capacity and efficiency of KACC's manufacturing operations, and that KACC is one of the highest quality producers of aluminum beverage can stock in the world.

In 1996, the business unit shipped products to approximately 150 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

ITEM 1.       BUSINESS (CONTINUED)

markets for flat-rolled products accounted for approximately 15% of the business unit's revenue. In 1996, the flat-rolled products business unit had 42 domestic and foreign can stock customers. The largest and top five of such customers accounted for approximately 18% and 35%, respectively, of the business unit's revenue. See "-Competition." The marketing staff for the flat-rolled products business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to end-use customers and distributors from eight sales offices located throughout the United States. International customers are served by sales offices in England and Japan and by independent sales agents in Asia and Latin America.

Engineered Products - The engineered products business unit is headquartered in Detroit, Michigan, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; rod and bar facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland, Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. Major markets for extruded products are in the transportation industry, to which the business unit provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets. The sales and engineering office in Detroit, Michigan, works with car makers and other customers, the Center for Technology (see "- Research and Development"), and plant personnel to create new automotive component designs and improve existing products.

The engineered products business unit also operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio, and is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged and cast aluminum make it particularly well-suited for automotive applications. The business unit's casting facility manufactures aluminum engine manifolds for the automobile, truck and marine markets.

In 1996, the engineered products business unit had 993 customers, the largest and top five of which accounted for approximately 13% and 31%, respectively, of the business unit's revenue. See "- Competition." Sales are made directly from plants, as well as marketing locations across the United States.

In September 1996, KACC entered into a letter of intent with Accuride Corporation ("Accuride"), a business unit of Phelps Dodge Corporation, to form a joint-venture to design, manufacture and market aluminum wheels for the commercial ground transportation industry. The formation of the joint venture, subject to various conditions including third-party consents, is expected to occur in the second quarter of 1997.

Competition

Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. In recent years, plastic containers have increased and glass containers have decreased their respective shares of the soft drink sector of the beverage container market. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate ("PET") container capacity is brought on line by plastics manufacturers. Within the aluminum business, KACC competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of KACC's competitors have greater financial resources than KACC. KACC's principal competitors in the sale of alumina include Alcoa Alumina & Chemicals L.L.C., Billiton Marketing and Trading BV, and Alcan Aluminium Limited. KACC competes with most aluminum producers in the sale of primary aluminum.

Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. KACC also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. KACC concentrates its fabricating operations on selected products in which it has production expertise, high-quality capability, and geographic and other competitive advantages. The Company believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of KACC's customers, including intermediaries, would not have a material adverse effect on the Company's financial condition or results of operations.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

ITEM 1.       BUSINESS (CONTINUED)

Research and Development

KACC conducts research and development activities principally at two facilities
- the Center for Technology ("CFT") in Pleasanton, California, and the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington. Net expenditures for company-sponsored research and development activities were $20.5 million in 1996, $18.5 million in 1995, and $16.7 million in 1994. KACC's research staff totaled 156 at December 31, 1996. KACC estimates that research and development net expenditures will be approximately $21.6 million in 1997.

CFT performs research and development across a range of aluminum process and product technologies to support KACC's business units and new business opportunities. It also selectively offers technical services to third parties. Significant efforts are directed at product and process technology for the aircraft, automotive and can sheet markets and aluminum reduction cell models which are applied to improving cell designs and operating conditions. DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. DTC supports KACC's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements.

The largest and most notable single project being developed at CFT and the Reno, Nevada, facility is a unique Micromill(TM) casting facility for the production of can sheet from molten metal using a continuous cast process. The capital and conversion costs of the Company's Micromill(TM) facilities are expected to be significantly lower than conventional rolling mills. The use of a Micromill(TM) facility is also expected to result in lower transportation costs due to the ability to strategically locate a Micromill(TM) facility in close proximity to a manufacturing facility. Micromill(TM) facilities are expected to be particularly well suited to take advantage of the rapid growth in demand for can sheet expected in emerging markets in Asia and Latin America where there is limited indigenous supply. KACC believes that Micromill(TM) facilities should also be capable of manufacturing other sheet products at relatively low capital and operating costs. The Micromill(TM) facility technology is based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot and cold rolling mills. The major advantage of the process is that the sheet is continuously manufactured from molten metal, unlike the conventional process in which the metal is first cast into large, solid ingots and subsequently rolled into sheet through a series of highly capital-intensive steps. The first Micromill(TM) facility, which was constructed in Nevada during 1996 as a demonstration and production facility, achieved operational start-up in the fourth quarter of 1996. KACC expects that the Nevada Micromill(TM) facility will be in a start-up mode for the first half of 1997 and will be able to commence limited shipments to customers in the second half of 1997. If KACC is successful in proving and commercializing its Micromill(TM) technology, Micromill(TM) facilities could represent an important source of future growth. There can be no assurance that KACC will be able to successfully develop and commercialize the technology for use at full-scale facilities. KACC is currently financing the capital cost of the construction of the Nevada Micromill(TM) facility, estimated to be approximately $70.0 million, from available general corporate resources.

KACC licenses its technology and sells technical and managerial assistance to other producers worldwide. KACC's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Jamaica, Sweden, Germany, Russia, India, Australia, Korea, New Zealand, Ghana, United Arab Emirates, and the United Kingdom. KACC has technical services contracts with smelters in Wales, Africa, Europe, the Middle East, and India. KACC's revenue from technology sales and technical assistance to third parties was $3.6 million in 1996, $5.7 million in 1995, and $10.0 million in 1994.

Business Development

KACC is actively pursuing opportunities to grow in targeted areas of its portfolio, by internal investment and by acquisition, both domestically and internationally. KACC is pursuing opportunities to increase its participation in emerging markets by using its technical expertise and capital to form joint ventures or acquire equity in aluminum-related facilities in foreign countries where it can apply its proprietary technology. KACC has created Kaiser Aluminum International to identify growth opportunities in targeted emerging markets and develop the needed country competence to complement KACC's product and process competence in capitalizing on such opportunities. KACC has focused its efforts on countries that are expected to be important suppliers of aluminum and/or large customers for aluminum and alumina, including Venezuela - where the Company is the Qualified Operator in one of five consortia seeking to participate in the privatization of Venezuela's aluminum industry - the PRC, technology has been installed by KACC at various third party locations throughout the world and is an integral part of KACC's initiatives for participating in new and existing smelting facilities. See "-Research and Development."

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

ITEM 1.       BUSINESS (CONTINUED)

In 1995, Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of the Company, entered into a Joint Venture Agreement and related agreements (the "Joint Venture Agreements") with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation relating to the formation and operation of Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise organized under PRC law (the "Joint Venture"). KYRIL contributed $9.0 million to the capital of the Joint Venture in July 1995. The parties to the Joint Venture are currently engaged in discussions concerning the future of the Joint Venture. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approvals will be obtained. At a meeting of the Board of Directors of the Joint Venture held on January 16, 1997, LAS reported that negotiations had begun with an investor which might be interested in buying KYRIL's interest in the Joint Venture. In light of such report, the directors adopted a resolution that, among other things, (i) contained an agreement to continue until June 30, 1997, discussions concerning the future of the Joint Venture, (ii) provided that KYRIL granted to LAS the right to seek a buyer to purchase KYRIL's equity interest in the Joint Venture, and (iii) provided that if a buyer to purchase KYRIL's equity interest in the Joint Venture was not found by June 30, 1997, the Joint Venture would be terminated and dissolved.

KACC, through its engineered products business unit, entered into contracts to form two small joint ventures in the PRC. KACC indirectly acquired equity interests of approximately 45% and 49%, respectively, in these two companies which will manufacture aluminum extrusions, in exchange for the contribution to those companies of certain used equipment, technology, services and cash. The majority equity interests in the two companies are owned by affiliates of Guizhou Guang Da Construction Company.

Employees

During 1996, KACC employed an average of 9,567 persons, compared with an average of 9,546 employees in 1995, and 9,744 employees in 1994. At December 31, 1996, KACC's work force was 9,509, including a domestic work force of 5,925, of whom 3,974 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 75% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America ("USWA") which expires September 30, 1998. The Labor Contract covers KACC's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio.

The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly or more frequent bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant or departmental performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective January 2, 1995, were raised again effective November 6, 1995, and will be raised an additional amount effective November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement will be phased into base wages during the term of the Labor Contract. In the second quarter of 1995, KACC acquired up to $2,000 of preference stock held in a stock plan for the benefit of certain employees covered by the Labor Contract and in the first half of 1998 will acquire up to an additional $4,000 of such preference stock held in such plan for the benefit of substantially the same employees. In addition, a profitability test was satisfied and, therefore, KACC acquired during 1996 up to an additional $1,000 of such preference stock held in such plan for the benefit of substantially the same employees. KACC made comparable acquisitions of preference stock held for the benefit of certain salaried employees.

The contract covering Alpart's employees expired in April 1996, and contract negotiations are ongoing.

Management considers KACC's employee relations to be satisfactory.

Environmental Matters

The Company and KACC are subject to a wide variety of international, federal, state and local environmental laws and regulations (the "Environmental Laws"). The Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation, and disposal of solid and hazardous waste; the release of hazardous or toxic substances, pollutants and contaminants into the environment; and, in certain instances, the environmental condition of industrial property prior to transfer or sale. In addition, the Company and KACC are subject to various federal, state, and local workplace health and safety laws and regulations ("Health Laws").

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

ITEM 1.       BUSINESS (CONTINUED)

From time to time, KACC is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by KACC. See "Legal Proceedings." KACC currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). KACC, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. KACC's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. By letter dated June 18, 1996, the Washington State Department of Ecology advised KACC that there are several options for remediation at the Mead facility that would be acceptable to the Department. KACC expects that one of these remedial options will be agreed upon and incorporated into a Consent Decree in 1997. In addition, in connection with certain of its asset sales, KACC has agreed to indemnify the purchasers with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities.

Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At December 31, 1996, the balance of such accruals, which are primarily included in Long-term liabilities, was $33.3 million. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation to be performed. The Company expects remediation to occur over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 million for the years 1997 through 2001 and an aggregate of approximately $6.0 million thereafter. Cash expenditures of $8.8 million in 1996, $4.5 million in 1995, and $3.6 million in 1994 were charged to previously established accruals relating to environmental costs. Approximately $9.3 million is expected to be charged to such accruals in 1997.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $24.0 million and that, subject to further regulatory review and approval, the factors upon which a substantial portion of this estimate is based are expected to be resolved over the next twelve months. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, the Company currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. In addition to cash expenditures charged to environmental accruals, environmental capital spending was $18.4 million in 1996, $9.2 million in 1995, and $11.9 million in 1994. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $30.1 million in 1996, $26.0 million in 1995, and $23.1 million in 1994. Legislative, regulatory and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1997-1998 period, environmental capital spending will be within the range of approximately $6.0 million to $16.0 million per year, and operating costs for pollution control will be within the range of $30.0 million to $31.0 million per year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Contingencies" in the Annual Report. The portion of Note 8 of the Notes to Consolidated Financial Statements in the Annual Report under the heading "Environmental Contingencies" is incorporated herein by reference.

ITEM 2.       PROPERTIES

The locations and general character of the principal plants, mines, and other materially important physical properties relating to KACC's operations are described in "Business - The Company - Production Operations" and those descriptions are incorporated herein by reference. KACC owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although KACC's domestic aluminum smelters and alumina facility were initially designed early in KACC's history, they have been modified frequently over the years to incorporate technological advances in order to improve

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------
ITEM 2. PROPERTIES (CONTINUED)

efficiency, increase capacity, and achieve energy savings. The Company believes that KACC's domestic plants are cost competitive on an international basis.

KACC's obligations under the Credit Agreement entered into on February 15, 1994, as amended (the "Credit Agreement"), are secured by, among other things, mortgages on KACC's major domestic plants (other than the Gramercy alumina refinery and Nevada Micromill(TM)). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Liquidity" in the Annual Report.

ITEM 3.       LEGAL PROCEEDINGS

This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See
Item 1, above, for cautionary information with respect to such forward-looking statements.

Aberdeen Pesticide Dumps Site Matter

The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina (collectively, the "Sites"). The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid-1930's through the late-1980's. The United States originally filed a cost recovery complaint (as amended, the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No. C-89-231-R, which, as amended, includes KACC and a number of other defendants. The Complaint seeks reimbursement for past and future response costs and a determination of liability of the defendants under
Section 107 of CERCLA.

In 1993 and 1994, the EPA issued unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including KACC, to perform the soil remedial design and remedial action and groundwater remediation for three of the Sites. In addition to KACC, a number of other companies are also named as respondents. KACC has entered into interim PRP Participation Agreements with certain of the respondents (the "Group") to participate jointly in responding to the Administrative Orders, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court.

In March 1997, certain members of the Group, including KACC, entered into a Settlement Agreement and Participation Agreement which allocates one hundred percent of all costs incurred or to be incurred for work at each of the five Sites. Negotiations with the United States Department of Justice ("DOJ") and the EPA concerning an acceptable consent decree to resolve the outstanding litigation in whole or in part commenced during the first quarter of 1997. Based on current estimates of future costs, the Company believes that its aggregate financial exposure at these Sites is less than $2.0 million.

United States of America v. Kaiser Aluminum & Chemical Corporation

In February 1989, a civil action was filed by the DOJ at the request of the EPA against KACC in the United States District Court for the Eastern District of Washington, Case No. C-89-106-CLQ. The complaint alleged that emissions from certain stacks at KACC's Trentwood facility in Spokane, Washington, intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. KACC and the EPA, without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a Consent Decree, which was approved by a Consent Order entered by the United States District Court for the Eastern District of Washington in January 1996. As approved, the Consent Decree settles the underlying disputes and requires KACC to (i) pay a $.5 million civil penalty (which penalty has been paid), (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with the opacity standard in the Washington SIP. KACC anticipates that capital expenditures for the environmental upgrade of the furnace operation at its Trentwood facility, including the improvements and changes required by the Consent Decree, will be approximately $20.0 million.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



ITEM 3.       LEGAL PROCEEDINGS (CONTINUED)

Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son Inc.

In January 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against the United States, Catellus Development Corporation ("Catellus") and other defendants (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California (the "Property"), formerly owned by Catellus and leased to KACC for the purpose of shipbuilding activities conducted by KACC on behalf of the United States during World War
II. The Plaintiffs sought recovery of response costs and natural resource damages under CERCLA. Certain of the Plaintiffs alleged that they had incurred or expected to incur costs and damages of approximately $49.0 million. Catellus subsequently filed a third party complaint (the "Third Party Complaint") against KACC in the United States District Court for the Northern District of California, Case No. C-89-2935 DLJ. Thereafter, the Plaintiffs filed a separate complaint against KACC, Case No. C-92-4176. The Plaintiffs settled their CERCLA and tort claims against the United States for $3.5 million plus thirty-five percent (35%) of future response costs.

The trial involving this case commenced in March 1995. During the trial, Plaintiffs settled their claims against Catellus in exchange for payment of approximately $3.3 million. On December 7, 1995, the United States District Court issued a final judgment on those claims concluding that KACC is liable for various costs and interest, aggregating approximately $2.2 million, fifty percent (50%) of future costs of cleaning up certain parts of the Property, and certain fees and costs associated specifically with the claim by Catellus against KACC. KACC paid the City of Richmond $1.8 million in partial satisfaction of this judgment. In January 1996, Catellus filed a notice of appeal with respect to its indemnity judgment against KACC. KACC has since filed a notice of cross appeal as to the Court's decision adjudicating that KACC is obligated to indemnify Catellus. On July 8, 1996, the Court issued an order awarding Plaintiffs nominal costs, which amount has been paid. The order also awarded Catellus de minimis costs. Catellus has filed a notice of appeal. On August 12, 1996, the Court issued an order granting the Catellus motion for attorneys' fees in the amount of approximately $.9 million. KACC and Catellus have filed notices of appeal with respect to the attorneys' fees award.

Waste Inc. Superfund Site

On December 8, 1995, the EPA issued a unilateral Administrative Order for Remedial Design and Remedial Action under CERCLA to KACC and thirty-one other respondents for remedial design and action at the Waste Inc. Superfund Site at Michigan City, Indiana. This site was operated as a landfill from 1965 to 1982. KACC is alleged to have arranged for the disposal of waste from its formerly-owned plant at Wanatah, Indiana, during the period from 1964 to 1972. In May 1996, KACC entered into a Participation Agreement with thirteen of the respondents to perform the work required under the Administrative Order, under which KACC will pay 2.79% of the cost of remedial design and work at the Site. Based on current cost estimates, KACC believes that its financial exposure for remedial design and remedial action at this site is less than $.5 million.

Hammons v. Alcan Aluminum Corp. et al

On March 5, 1996, a class action complaint was filed against the Company, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc, Reynolds Metal Company, and the Aluminum Association in the Superior Court of California for the County of Los Angeles, Case No. BC145612. The complaint claims that the defendants conspired, in violation of the California Cartwright Act (Bus. & Prof. Code ss.16720 & 16750), in conjunction with a Memorandum of Understanding ("MOU") entered into in 1994 by representatives of Australia, Canada, the European Union, Norway, the Russian Federation and the United States to restrict the production of primary aluminum resulting in rises in prices for primary aluminum and aluminum products. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion during the year 1994, before trebling. Plaintiff's counsel has estimated damages to be $4.4 billion per year for each of the two years the MOU was active, which when trebled equals $26.4 billion. On April 2, 1996, the case was removed to the United States District Court for the Central District of California. On July 11, 1996, the Court granted summary judgment in favor of the Company and other defendants and dismissed the complaint as to all defendants. On July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

ITEM 3.       LEGAL PROCEEDINGS (CONTINUED)

Matheson et al v. Kaiser Aluminum Corporation et al

On March 19, 1996, a lawsuit was filed against MAXXAM, the Company, and the Company's directors challenging and seeking to enjoin a proposed recapitalization of the Company (the "Proposed Recapitalization") and the April 10, 1996, special stockholders meeting at which the Proposed Recapitalization was to be considered. The suit, which is entitled Matheson et al. v. Kaiser Aluminum Corporation et al. (No. 14900) and was filed in the Delaware Court of Chancery, alleges, among other things, breaches of fiduciary duties by certain defendants and that the Proposed Recapitalization violates Delaware law and the certificate of designations for the Company's 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES"). On April 8, 1996, the Delaware Court of
Chancery issued a ruling which preliminarily enjoined the Company from implementing the Proposed Recapitalization. On April 19, 1996, the Delaware Supreme Court granted the Company's motion to consider, on an expedited basis, the Company's appeal of the preliminary injunction and on May 1, 1996, the Company's stockholders approved the Proposed Recapitalization which was not implemented at that time due to the pending appeal. On August 29, 1996, the Delaware Supreme Court upheld the preliminary injunction and remanded the case to the Court of Chancery. On September 24, 1996, the plaintiffs filed a motion to make permanent the temporary injunction issued on April 8, 1996. On
September 27, 1996, the Board of Directors of the Company adopted a resolution abandoning the Proposed Recapitalization. On October 2, 1996, the Company filed a motion in the Delaware Court of Chancery to dismiss the shareholder litigation relating to the Proposed Recapitalization on the ground of mootness and filed a response to plaintiffs' motion for entry of a permanent injunction. Thereafter, plaintiffs' attorneys filed their fee application, and briefing was submitted by both sides on whether a permanent injunction was needed, and the amount of the fee to which plaintiffs' attorneys were entitled. On March 18, 1997, plaintiffs withdrew their motion for a permanent injunction, leaving their fee application as the only issue for the Court of Chancery to consider. After oral argument on March 25, 1997, the Court of Chancery awarded plaintiffs' attorneys fees and expenses in the total amount of $.8 million. It is anticipated that the Court of Chancery will sign an order, approved as to form by all parties, awarding such fees, dissolving the preliminary injunction, and dismissing plaintiffs' case with prejudice. The decision to abandon the Proposed Recapitalization does not preclude a recapitalization from being proposed to the stockholders of the Company in the future.

Asbestos-related Litigation

KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asbestos Contingencies" in the Annual Report. The portion of Note 8 of the Notes to Consolidated Financial Statements in the Annual Report under the heading "Asbestos Contingencies" is incorporated herein by reference.

DOJ Proceedings

On August 24, 1994, the DOJ issued Civil Investigative Demand No. 11356 ("CID No. 11356") requesting information from the Company regarding (i) its production, capacity to produce, and sales of primary aluminum from January 1, 1991, to the date of the response; (ii) any actual or contemplated reduction in its production of primary aluminum during that period; and (iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by the Company or any of its competitors during that period. The Company's management believes that the Company's actions have at all times been appropriate, and the Company has submitted documents and interrogatory answers to the DOJ responding to CID No. 11356.

On March 27, 1995, the DOJ issued Civil Investigative Demand No. 12503 ("CID No. 12503"), as part of an industry-wide investigation, requesting information from KACC regarding (i) any actual or contemplated changes in its method of pricing can sheet from January 1, 1994, through March 31, 1995, (ii) the percentage of aluminum scrap and primary aluminum ingot used by KACC to produce can sheet and the manner in which KACC's cost of acquiring aluminum scrap is factored into its can sheet prices, and (iii) any communications with others regarding any actual or contemplated changes in its method of pricing can sheet from January 1, 1994, through March 31, 1995. Management believes that KACC's actions have at all times been appropriate, and KACC has submitted documents and interrogatory answers to the DOJ responding to CID No. 12503. KACC was informed in November 1996 that the DOJ has officially closed its investigation and has returned the documents submitted by KACC.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

ITEM 3.       LEGAL PROCEEDINGS (CONTINUED)

Other Matters

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1996.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "KLU". The number of record holders of the Company's Common Stock at March 14, 1997, was 160. Page 48 of the Annual Report, and the information in
Note 4 of the Notes to Consolidated Financial Statements under the heading "Loan Covenants and Restrictions" at pages 29-30 of the Annual Report, are incorporated herein by reference. The Company has not paid any dividends on its Common Stock during the two most recent fiscal years.

The Credit Agreement (Exhibits 4.8 through 4.16 to this Report) contains restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's Common Stock, and the Credit Agreement and the Indentures (Exhibits 4.1 through 4.7 to this Report) contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.16 to this Report, Note 4 of the Notes to Consolidated Financial Statements at pages 29-30 of the Annual Report, and the information under the headings "Financing Activities and Liquidity" and "Capital Structure" at pages 17-18 of the Annual Report, are incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 3 of this Report, to the table at page 12 of the Annual Report,to Note 1 of the Notes to Consolidated Financial Statements at pages 25-27 of the Annual Report, and to pages 46-47 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 12-20 of the Annual Report are incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 21-45 and page 48 of the Annual Report are incorporated herein by reference.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

           1.  Financial Statements

               The Consolidated Financial Statements of the Company, the Notes to Consolidated Financial Statements, the Report of Independent Public Accountants, and Quarterly Financial Data are included on pages 21-45 and 48 of the Annual Report.

           2.  Financial Statement Schedules.............................Page
               -----------------------------                             ----
               Report of Independent Public Accountants...................17

               Schedule I  - Condensed Balance Sheets - Parent Company,
                             Condensed Statements of Income - Parent
                             Company, Condensed Statements of Cash
                             Flows - Parent Company, and Notes to
                             Condensed Financial Statements -
                             Parent Company ...........................18-21

               All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

           3.  Exhibits

               Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 23), which index is incorporated herein by reference.

(b)        REPORTS ON FORM 8-K

           Three Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report. One Report on Form 8-K, dated October 2, 1996, stated that the Board of Directors of the Company had adopted a resolution abandoning a proposed recapitalization of the Company, and contained information concerning an action entitled Matheson et al. v. Kaiser Aluminum Corporation et al. One Report on Form 8-K, dated October 10, 1996, stated that on October 7, 1996, KACC announced in a press release that it proposes to make a Rule 144A offering of $175 million principal amount of senior notes due 2006. One Report on Form 8-K, dated October 23, 1996, stated that on October 17, 1996, KACC announced in a press release that it had priced its Rule 144A offering of $175 million principal amount of 10 7/8% Senior Notes due 2006 at 99.5% of their principal amount to yield 10.96% to maturity.

(c)        EXHIBITS

           Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 23), which index is incorporated herein by reference.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted auditing standards, the financial statements included in Kaiser Aluminum Corporation and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I listed in the index at Item 14(a)2. above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    ARTHUR ANDERSEN LLP
Houston, Texas
February 14, 1997

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



                                   SCHEDULE I
                   CONDENSED BALANCE SHEETS - PARENT COMPANY

                 (In millions of dollars, except share amounts)


                                                                                  December 31,
                                                                             --------------------
                                                                               1996        1995
                                                                             --------    --------

ASSETS
Current assets:
   Cash and cash equivalents                                                 $           $     .2
   Note receivable from KACC                                                      8.6        10.7
                                                                             --------    --------
      Total current assets                                                        8.6        10.9

Note receivable from KACC                                                                     8.6

Investment in KACC                                                            1,641.2     1,521.3
                                                                             --------    --------

      Total                                                                  $1,649.8    $1,540.8
                                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                                          $    2.4    $    3.3

Intercompany note payable to KACC, including accrued interest                 1,578.1     1,479.8

Stockholders' equity:
   PRIDES Convertible, par value $.05, issued and outstanding, 8,673,850           .4          .4
   Common stock, par value $.01, authorized 100,000,000 shares: issued and
      outstanding 71,646,789 and 71,638,514 in 1996 and 1995                       .7          .7
   Additional capital                                                           531.1       530.3
   Accumulated deficit                                                         (460.1)     (459.9)
   Additional minimum pension liability                                          (2.8)      (13.8)
                                                                             --------    --------
        Total stockholders' equity                                               69.3        57.7
                                                                             --------    --------

        Total                                                                $1,649.8    $1,540.8
                                                                             ========    ========


         The accompanying notes to condensed financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------




                                   SCHEDULE I
                CONDENSED STATEMENTS OF INCOME - PARENT COMPANY

                            (In millions of dollars)



                                                December 31,
                                      -----------------------------
                                        1996       1995       1994
                                      -------    -------    -------
Equity in income (loss) of KACC       $ 108.7    $ 152.8    $ (20.4)

Administrative and general expenses      (2.2)       (.4)       (.3)

Interest expense                        (98.3)     (92.1)     (86.1)
                                      -------    -------    -------
Net income (loss)                     $   8.2    $  60.3    $(106.8)
                                      =======    =======    =======



         The accompanying notes to condensed financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



                                   SCHEDULE I
              CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY

                            (In millions of dollars)


                                                                                  December 31,
                                                                        -----------------------------
                                                                         1996       1995       1994
                                                                        -------    -------    -------
Cash flows from operating activities:
   Net income (loss)                                                    $   8.2    $  60.3    $(106.8)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities:
        Equity in (income) loss of KACC                                  (108.7)    (152.8)      20.4
        Accrued interest on intercompany note payable to KACC              98.3       92.1       86.1
        Increase (decrease) in current liabilities                          (.9)        .2         .3
                                                                        -------    -------    -------
           Net cash used for operating activities                          (3.1)       (.2)
                                                                        -------    -------    -------


Cash flows from investing activities:
   Investment in KACC                                                       (.1)      (1.2)     (66.9)
                                                                        -------    -------    -------
           Net cash used for investing activities                           (.1)      (1.2)     (66.9)
                                                                        -------    -------    -------

Cash flows from financing activities:
   Dividends paid                                                         (10.5)     (20.8)     (14.8)
   Capital stock issued                                                      .1        1.2      100.1
   Intercompany note issued by KACC - net                                  13.4       15.5      (13.2)
                                                                        -------    -------    -------
           Net cash (used for) provided by financing activities             3.0       (4.1)      72.1
                                                                        -------    -------    -------

Net (decrease) increase in cash and cash equivalents during the year        (.2)      (5.5)       5.2
Cash and cash equivalents at beginning of year                               .2        5.7         .5
                                                                        -------    -------    -------
Cash and cash equivalents at end of year                                $          $    .2    $   5.7
                                                                        =======    =======    =======

Supplemental disclosure of non-cash investing activities:
   Non-cash investment in KACC                                                     $   9.9



         The accompanying notes to condensed financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



                                   SCHEDULE I
            NOTES TO CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY


1. BASIS OF PRESENTATION

   Kaiser Aluminum Corporation (the "Company") is a holding company and conducts its operations through its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), which is reported herein using the equity method of accounting. The accompanying, parent company condensed financial statements of the Company should be read in conjunction with the 1996 consolidated financial statements of Kaiser Aluminum Corporation and Subsidiary Companies ("Kaiser").


2. INTERCOMPANY NOTE PAYABLE

   The Intercompany Note to KACC, as amended, provides for a fixed interest rate of 6 5/8%. No interest or principal payments are due until December 31, 2000, after which interest and principal will be payable over a 15-year term pursuant to a predetermined schedule.


3. RESTRICTED NET ASSETS

   The investment in KACC is substantially unavailable to the Company pursuant to the terms of certain debt instruments. The obligations of KACC in respect of the credit facilities under the Credit Agreement are guaranteed by the Company and substantially by all significant subsidiaries of KACC. See Note 4 of the Notes to Kaiser's Consolidated Financial Statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------




                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KAISER ALUMINUM CORPORATION

         Date:  March 27, 1997      By      George T. Haymaker, Jr.
                                      ------------------------------------------
                                            George T. Haymaker, Jr.
                                             Chairman of the Board,
                                                President, and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date:  March 27, 1997                George T. Haymaker, Jr.
                                      -----------------------------------------
                                              George T. Haymaker, Jr.
                                               Chairman of the Board,
                                                 President, and
                                              Chief Executive Officer
                                            (Principal Executive Officer)

         Date:  March 27, 1997                    John T. La Duc
                                      ------------------------------------------
                                                  John T. La Duc
                                      Vice President and Chief Financial Officer
                                            (Principal Financial Officer)

         Date:  March 27, 1997                    Arthur S. Donaldson
                                      ------------------------------------------
                                                 Arthur S. Donaldson
                                                    Controller
                                            (Principal Accounting Officer)

         Date:  March 27, 1997                  Robert J. Cruikshank
                                      ------------------------------------------
                                                Robert J. Cruikshank
                                                     Director

         Date:  March 27, 1997                    Charles E. Hurwitz
                                      ------------------------------------------
                                                  Charles E. Hurwitz
                                                      Director

         Date:  March 27, 1997                      Ezra G. Levin
                                      ------------------------------------------
                                                    Ezra G. Levin
                                                     Director

         Date:  March 27, 1997                      Robert Marcus
                                      ------------------------------------------
                                                    Robert Marcus
                                                      Director

         Date:  March 27, 1997                     Robert J. Petris
                                      ------------------------------------------
                                                   Robert J. Petris
                                                      Director

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



                               INDEX OF EXHIBITS

Exhibit
Number                                Description
------                                -----------

3.1      Restated Certificate of Incorporation of Kaiser Aluminum Corporation
         (the "Company" or "KAC"), dated February 21, 1991 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration
         Statement on Form S-1, dated June 11, 1991, filed by KAC, Registration
         No. 33-37895).

3.2 Certificate of Retirement of KAC, dated October 24, 1995 (incorporated by reference to Exhibit 3.2 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).

*3.3     Amended and Restated By-laws of KAC, dated February 3, 1997.

4.1      Indenture, dated as of February 1, 1993, among Kaiser Aluminum &
         Chemical Corporation ("KACC"), as Issuer, Kaiser Alumina Australia
         Corporation, Alpart Jamaica Inc., and Kaiser Jamaica Corporation, as
         Subsidiary Guarantors, and The First National Bank of Boston, as
         Trustee, regarding KACC's 12 3/4% Senior Subordinated Notes Due 2003
         (incorporated by reference to Exhibit 4.1 to Form 10-K for the period ended December 31, 1992, filed by KACC, File No. 1-3605).

4.2      First Supplemental Indenture, dated as of May 1, 1993, to the
         Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended
         June 30, 1993, filed by KACC, File No. 1-3605).

4.3      Second Supplemental Indenture, dated as of February 1, 1996, to the
         Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December
         31, 1995, filed by KAC, File No. 1-9447).

4.4      Indenture, dated as of February 17, 1994, among KACC, as Issuer,
         Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser
         Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary
         Guarantors, and First Trust National Association, as Trustee, regarding KACC's 97/8% Senior Notes Due 2002 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

4.5      First Supplemental Indenture, dated as of February 1, 1996, to the
         Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.5 to the Report on Form 10-K for the period ended December
         31, 1995, filed by KAC, File No. 1-9447).

4.6      Indenture, dated as of October 23, 1996, among KACC, as Issuer, Kaiser
         Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica
         Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings,
         LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings,
         LLC and Kaiser Texas Sierra Micromills, LLC, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC's
         107/8% Senior Notes Due 2006 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended September
         30, 1996, filed by KAC, File No. 1-9447).

4.7      Indenture, dated as of December 23, 1996, among KACC, as Issuer,
         Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser
         Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill
         Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill
         Holdings, LLC, and Kaiser Texas Sierra Micromills, LLC, as Subsidiary
         Guarantors, and First Trust National Association, as Trustee, regarding the Company's 10 7/8% Series C Senior Notes due 2006
         (incorporated by reference to Exhibit 4.4 to the Registration
         Statement on Form S-4, dated January 2, 1997, filed by KACC,
         Registration No. 333-19143).

4.8 Credit Agreement, dated as of February 15, 1994, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business
         Credit, Inc., as Agent (incorporated by reference to Exhibit 4.4 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



Exhibit
Number                                Description
------                                -----------

4.9 First Amendment to Credit Agreement, dated as of July 21, 1994, amending the Credit Agreement, dated as of February 15, 1994, among KAC, KACC, the financial institutions party thereto, and BankAmerica
         Business Credit, Inc., as Agent (incorporated by reference to Exhibit
         4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File No. 1-9447).

4.10 Second Amendment to Credit Agreement, dated as of March 10, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.6 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

4.11 Third Amendment to Credit Agreement, dated as of July 20, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1995, filed by KAC, File No. 1-9447).

4.12 Fourth Amendment to Credit Agreement, dated as of October 17, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1995, filed by KAC, File No. 1-9447).

4.13 Fifth Amendment to Credit Agreement, dated as of December 11, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.11 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).

4.14 Sixth Amendment to Credit Agreement, dated as of October 1, 1996, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KAC, File No. 1-9447).

4.15 Seventh Amendment to Credit Agreement, dated as of December 17, 1996, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-4, dated January 2, 1997, filed by KACC, Registration No. 333-19143).

*4.16 Eighth Amendment to Credit Agreement, dated as of February 24, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, Kaiser, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent.

4.17     Intercompany Note between KAC and KACC (incorporated by reference to
         Exhibit 10.11 to the Report on Form 10-K for the period ended
         December 31, 1996, filed by MAXXAM Inc. ("MAXXAM"), File No. 1-3924).

4.18 Confirmation of Amendment of Non-Negotiable Intercompany Note, dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit 10.12 to the Report on Form 10-K for the period ended
         December 31, 1996, filed by MAXXAM, File No. 1-3924).

4.19     Certificate of Designations of 8.255% PRIDES, Convertible Preferred
         Stock of KAC, dated February 17, 1994 (incorporated by reference to
         Exhibit 4.21 to the Report on Form 10-K for the period ended December
         31, 1993, filed by KAC, File No. 1-9447).

4.20     Senior Subordinated Intercompany Note between KAC and KACC dated
         February 15, 1994 (incorporated by reference to Exhibit 4.22 to the
         Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



Exhibit
Number                                Description
------                                -----------

4.21     Senior Subordinated Intercompany Note between KAC and KACC dated March
         17, 1994 (incorporated by reference to Exhibit 4.23 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File
         No. 1-9447).

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

10.2     Tax Allocation Agreement, dated as of December 21, 1989, between
         MAXXAM and KACC (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to the Registration Statement on Form S-1, dated
         December 14, 1989, filed by KACC, Registration No. 33-30645).

10.3     Tax Allocation Agreement, dated as of February 26, 1991, between
         KAC and MAXXAM (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1, dated
         June 11, 1991, filed by KAC, Registration No. 33-37895).

10.4     Tax Allocation Agreement, dated as of June 30, 1993, between KACC and
         KAC (incorporated by reference to Exhibit 10.3 to the Report on Form
         10-Q for the quarterly period ended June 30, 1993, filed by KACC, File
         No. 1-3605).

10.5     Agreement, dated as of June 30, 1993, between KAC and MAXXAM
         (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No.
         1-3605).

                 Executive Compensation Plans and Arrangements
                       [Exhibits 10.6 - 10.16, inclusive]

10.6     KACC's Bonus Plan (incorporated by reference to Exhibit 10.25 to
         Amendment No. 6 to the Registration Statement on Form S-1, dated
         December 14, 1989, filed by KACC, Registration No. 33-30645).

10.7     Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to
         Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended
         June 30, 1993, filed by KACC, File No. 1-3605).

10.8 Kaiser 1995 Employee Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended March 31, 1995, filed by KAC, File No. 1-9447).

10.9 Kaiser 1995 Executive Incentive Compensation Program (incorporated by reference to Exhibit 99 to the Proxy Statement, dated April 26, 1995, filed by KAC, File No. 1-9447).

10.10    Employment Agreement, dated April 1, 1993, among KAC, KACC, and George
         T. Haymaker, Jr. (incorporated by reference to Exhibit 10.2 to the
         Report on Form 10-Q for the quarterly period ended March 31, 1993, filed by KAC, File No. 1-9447).

10.11    First Amendment to Employment Agreement by and between KACC, KAC and
         George T. Haymaker, Jr. (incorporated by reference to Exhibit 10 to the Report on Form 10-Q for the quarterly period ended June 30, 1996, filed by KAC, File No. 1-9447).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



Exhibit
Number                                Description
------                                -----------
10.12    Promissory Note, dated February 1, 1989, by Anthony R. Pierno and
         Beverly J. Pierno to MAXXAM (incorporated by reference to Exhibit
         10.30 to Form 10-K for the period ended December 31, 1988, filed by
         MAXXAM, File No. 1-3924).

10.13    Promissory Note, dated July 19, 1990, by Anthony R. Pierno to MAXXAM
         (incorporated by reference to Exhibit 10.31 to Form 10-K for the period ended December 31, 1990, filed by MAXXAM, File No. 1-3924).

10.14    Promissory Note, dated July 20, 1993, between MAXXAM and Byron L. Wade
         (incorporated by reference to Exhibit 10.59 to Form 10-K for the period ended December 31, 1993, filed by MAXXAM, File No. 1-3924).

10.15    Letter Agreement, dated January 1995, between KAC and Charles E.
         Hurwitz, granting Mr. Hurwitz stock options under the Kaiser 1993
         Omnibus Stock Incentive Plan (incorporated by reference to Exhibit
         10.17 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

10.16 Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC common stock (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

*11      Computation of Earnings Per Common and Common Equivalent Share

*13      The portions of KAC's Annual Report to shareholders for the year ended
         December 31, 1996, which are incorporated by reference into this Report.

*21      Significant Subsidiaries of KAC.

*23.1    Consent of Independent Public Accountants.

*23.2    Consent of Wharton Levin Ehrmantraut Klein & Nash, P.A.

*23.3    Consent of Thelen, Marrin, Johnson & Bridges LLP.

*27      Financial Data Schedule.


----------

*        Filed herewith

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------



                                                                     Exhibit 21


                                  SUBSIDIARIES
                                  ------------


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



                                                                Place of
                                                                Incorporation
   Name                                                         or Organization
   ----                                                         ---------------
   Alpart Jamaica Inc. ...................................      Delaware
   Alumina Partners of Jamaica (partnership)..............      Delaware
   Anglesey Aluminium Limited.............................      United Kingdom
   Kaiser Alumina Australia Corporation...................      Delaware
   Kaiser Aluminium International, Inc....................      Delaware
   Kaiser Aluminum & Chemical Corporation.................      Delaware
   Kaiser Aluminum & Chemical of Canada Limited...........      Ontario
   Kaiser Bauxite Company.................................      Nevada
   Kaiser Finance Corporation ............................      Delaware
   Kaiser Jamaica Bauxite Company (partnership)...........      Jamaica
   Kaiser Jamaica Corporation.............................      Delaware
   Queensland Alumina Limited.............................      Queensland
   Volta Aluminium Company Limited........................      Ghana

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------


Domestic              California                                           Pennsylvania
Operations              Los Angeles (City of Commerce)                       Erie
(Partial List)            Engineered Products                                  Engineered Products
                        Los Angeles (Santa Fe Springs)                     South Carolina
                          Engineered Products Fabricating                    Greenwood
                        Oxnard                                                 Engineered Products
                          Engineered Products                                Greenwood
                        Pleasanton                                             Engineered Products Machine Shop
                         R&D at the Center for Technology,                 Tennessee
                          Administrative Offices                             Jackson
                      Florida                                                  Engineered Products
                        Mulberry                                           Texas
                          Sodium Silicofluoride, Potassium Silicofluoride    Houston
                      Louisiana                                                Kaiser Aluminum Corporation Headquarters
                        Baton Rouge                                          Sherman
                          Alumina, Environmental Offices                       Engineered Products
                        Gramercy                                           Washington
                          Alumina                                            Mead
                      Michigan                                                 Primary Aluminum,
                        Detroit (Southfield)                                   Division Technology Center
                          Automotive Product Development and Sales           Richland
                      Ohio                                                     Engineered Products
                        Canton                                               Tacoma
                          Engineered Products                                  Primary Aluminum
                        Newark                                               Trentwood
                          Engineered Products                                  Flat-Rolled Products
                      Oklahoma
                        Tulsa
                          Engineered Products
-------------------------------------------------------------------------------------------
Worldwide             Australia                                            Japan
Operations              Queensland Alumina Limited (28.3% owned)             Furukawa Kaiser Forged Products Company
(Partial List)            Alumina                                            (47.5%)
                      Canada                                                   Sales Office
                        Kaiser Aluminum & Chemical of Canada Limited       Russia
                        (100%)                                               Kaiser Aluminium Russia, Inc. (100%)
                          Engineered Products                                  International Business Development
                      Ghana                                                Wales, United Kingdom
                      -----                                                ---------------------
                        Volta Aluminium Company Limited (90%)                Anglesey Aluminium Limited (49%)
                          Primary Aluminum                                     Primary Aluminum
                      Jamaica
                        Alumina Partners of Jamaica (65%)
                          Bauxite, Alumina
                        Kaiser Jamaica Bauxite Company (49%)
                          Bauxite