Form 10-Q
period 1997-06-30
KAISER ALUMINUM CORP
filed 1997-08-01
CIK 811596

---------------------------------------------------------------------------




                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     At July 28, 1997, the registrant had 71,710,143 shares of Common Stock outstanding.







---------------------------------------------------------------------------

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)

                                                                  June 30,    December 31,
                                                                      1997            1996
                                                            ------------------------------
                           ASSETS
                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                              $        17.4   $        81.3
     Receivables                                                    289.8           252.4
     Inventories                                                    564.5           562.2
     Prepaid expenses and other current assets                      133.0           127.8
                                                            ------------------------------
          Total current assets                                    1,004.7         1,023.7

Investments in and advances to unconsolidated affiliates            166.5           168.4
Property, plant, and equipment - net                              1,161.1         1,168.7
Deferred income taxes                                               279.9           264.5
Other assets                                                        356.8           308.7
                                                            ------------------------------

               Total                                        $     2,969.0   $     2,934.0
                                                            ==============================

             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $       148.1   $       189.7
     Accrued interest                                                37.6            35.6
     Accrued salaries, wages, and related expenses                   82.2            95.4
     Accrued postretirement medical benefit obligation -
          current portion                                            50.1            50.1
     Other accrued liabilities                                      119.5           132.7
     Payable to affiliates                                          104.1            97.0
     Long-term debt - current portion                                 5.8             8.9
                                                            ------------------------------
          Total current liabilities                                 547.4           609.4

Long-term liabilities                                               500.5           458.1
Accrued postretirement medical benefit obligation                   717.8           722.5
Long-term debt                                                      999.6           953.0
Minority interests                                                  121.5           121.7
Commitments and contingencies
Stockholders' equity:
     Preferred stock                                                   .4              .4
     Common stock                                                      .7              .7
     Additional capital                                             532.0           531.1
     Accumulated deficit                                           (448.1)         (460.1)
     Additional minimum pension liability                            (2.8)           (2.8)
                                                            ------------------------------
          Total stockholders' equity                                 82.2            69.3
                                                            ------------------------------


               Total                                        $     2,969.0   $     2,934.0
                                                            ==============================



The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
               (In millions of dollars, except share amounts)


                                                                     Quarter Ended                 Six Months Ended
                                                                       June 30,                        June 30,
                                                            ------------------------------  ------------------------------
                                                                      1997            1996            1997            1996
                                                            ------------------------------  ------------------------------
Net sales                                                   $       597.1   $       567.6   $     1,144.5   $     1,098.7
                                                            ------------------------------  ------------------------------

Costs and expenses:
     Cost of products sold                                          489.3           476.1           950.0           909.8
     Depreciation                                                    22.8            24.2            45.9            48.2
     Selling, administrative, research and development, and
          general                                                    30.0            30.7            62.3            63.8
     Restructuring of operations                                     19.7                            19.7
                                                            ------------------------------  ------------------------------
               Total costs and expenses                             561.8           531.0         1,077.9         1,021.8
                                                            ------------------------------  ------------------------------

Operating income                                                     35.3            36.6            66.6            76.9

Other income (expense):
     Interest expense                                               (28.1)          (23.0)          (55.8)          (45.7)
     Other - net                                                     (3.2)            1.2             (.4)             .9
                                                            ------------------------------  ------------------------------

Income before income taxes and minority interests                     4.0            14.8            10.4            32.1

(Provision) benefit for income taxes                                 11.0            (5.6)            8.6           (12.2)

Minority interests                                                   (1.3)           (1.0)           (2.7)           (1.8)
                                                            ------------------------------  ------------------------------

Net income                                                           13.7             8.2            16.3            18.1
Dividends on preferred stock                                         (2.1)           (2.1)           (4.2)           (4.2)
                                                            ------------------------------  ------------------------------

Net income available to common shareholders                 $        11.6   $         6.1   $        12.1   $        13.9
                                                            ==============================  ==============================

Earnings per common and common equivalent share             $         .16   $         .09   $         .17   $         .19
                                                            ==============================  ==============================

Weighted average common and common equivalent shares
     outstanding (000)                                             71,837          71,855          71,829          71,876
                                                            ==============================  ==============================




The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                      (In millions of dollars)

                                                                   Six Months Ended
                                                                       June 30,
                                                            ------------------------------
                                                                      1997            1996
                                                            ------------------------------
Cash flows from operating activities:
     Net income                                             $        16.3   $        18.1
     Adjustments to reconcile net income to net cash used
          for operating activities:
          Depreciation                                               45.9            48.2
          Restructuring of operations                                19.7
          Non-cash benefit for income taxes                         (12.5)
          Amortization of excess investment over equity in
               unconsolidated affiliates                              5.8             5.8
          Amortization of deferred financing costs and net
               discount on long-term debt                             3.0             2.7
          Undistributed equity in (income) loss of
               unconsolidated affiliates, net of
               distributions                                         12.0            (7.9)
          Minority interests                                          2.7             1.8
          (Increase) decrease in receivables                        (47.7)           30.4
          Increase in inventories                                    (5.5)          (33.0)
          Increase in prepaid expenses and other assets             (15.7)          (31.2)
          Decrease in accounts payable                              (41.6)          (21.5)
          Increase in accrued interest                                2.0              .1
          Decrease in payable to affiliates and accrued
               liabilities                                          (18.7)          (20.1)
          Decrease in accrued and deferred income taxes              (6.6)           (8.6)
          Other                                                       (.9)            3.7
                                                            ------------------------------
               Net cash used for operating activities               (41.8)          (11.5)
                                                            ------------------------------

Cash flows from investing activities:
     Net proceeds from disposition of property and
          investments                                                22.1             1.2
     Additions to property, plant, and equipment                    (68.8)          (51.9)
     Redemption fund for minority interests' preference
          stock                                                      (2.5)           (1.3)
                                                            ------------------------------
               Net cash used for investing activities               (49.2)          (52.0)
                                                            ------------------------------

Cash flows from financing activities:
     Borrowings under revolving credit facility, net                 30.0            67.3
     Borrowings of long-term debt                                    19.0
     Repayments of long-term debt                                    (5.1)           (5.6)
     Increase in restricted cash, net                               (10.1)
     Incurrence of financing costs                                    (.5)
     Dividends paid                                                  (4.2)           (4.2)
     Redemption of minority interests' preference stock              (2.0)           (5.1)
                                                            ------------------------------
               Net cash provided by financing activities             27.1            52.4
                                                            ------------------------------

Net decrease in cash and cash equivalents during the period         (63.9)          (11.1)
Cash and cash equivalents at beginning of period                     81.3            21.9
                                                            ------------------------------

Cash and cash equivalents at end of period                  $        17.4   $        10.8
                                                            ==============================

Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest             $        50.9   $        42.9
     Income taxes paid                                                9.1            17.4
     Tax allocation payments to MAXXAM Inc.                                           1.1



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

     The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations.

     Operating results for the quarter ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   INVENTORIES

     The classification of inventories is as follows:


                                                                  June 30,    December 31,
                                                                      1997            1996
                                                            ------------------------------
Finished fabricated aluminum products                       $        119.4  $        113.5
Primary aluminum and work in process                                 189.8           200.3
Bauxite and alumina                                                  125.7           110.2
Operating supplies and repair and maintenance parts                  129.6           138.2
                                                            ------------------------------

     Total                                                  $        564.5  $        562.2
                                                            ==============================


     Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

3.   SOLID WASTE DISPOSAL REVENUE BONDS

     In March 1997, KACC entered into an agreement (the "Loan Agreement") with the Industrial Development Corporation of Spokane County, Washington (the "IDC") in connection with which the IDC issued $19.0 of 7.6% Solid Waste Disposal Revenue Bonds due 2027 (the "Bonds") and loaned the proceeds to KACC to finance the construction of certain qualifying expenditures at its Mead smelter, which are part of the previously announced modernization and expansion of Mead's carbon baking furnace. The net proceeds from the sale of the Bonds of approximately $18.6 were deposited into a restricted construction account (the balance of which is included in Other Assets) and may be withdrawn from time to time by KACC, pursuant to the Loan Agreement and Bond indenture. The Loan Agreement requires KACC to make payments on the dates and in the amounts required to permit the IDC to satisfy all of its payment obligations under the Bonds and related indenture.

4.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

PRIMARY
     Earnings per common and common equivalent share are computed by deducting dividends on the PRIDES from net income in order to determine net income available to common shareholders. This amount is then divided by the weighted average number of common and common equivalent shares outstanding during the period. The impact of the number of outstanding stock options on the weighted average number of common and common equivalent shares for the quarters and six month periods ended June 30, 1997, and 1996, was immaterial.

FULLY DILUTED
     The PRIDES were excluded from the calculation of the weighted average number of common and common equivalent shares outstanding for all periods presented because they were antidilutive.

NEW ACCOUNTING PRONOUNCEMENT
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, primary earnings per share ("Primary EPS") will be replaced by basic earnings per share ("Basic EPS"), and fully diluted earnings per share ("Fully Diluted EPS") will be replaced with diluted earnings per share ("Diluted EPS"). Basic EPS differs from Primary EPS in that it only includes the weighted average impact of outstanding shares of the Company's Common Stock (i.e., it excludes common stock equivalents and the dilutive effect of options, etc.) Diluted EPS is substantially similar to Fully Diluted EPS as previously reported. The provisions of SFAS No. 128 will result in the retroactive restatement of previously reported Primary EPS and Fully Diluted EPS figures, but SFAS No. 128 prohibits such restatement prior to December 31, 1997. Based on the Company's computations, the adoption of SFAS No. 128 is not expected to impact earnings per share amounts reported during the current quarter or any recent prior period.

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

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1997, the balance of such accruals, which are primarily included in Long-term liabilities, was $31.9. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 for the years 1997 through 2001 and an aggregate of approximately $6.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $23.0 and that, subject to further regulatory review and approval, the factors upon which a substantial portion of this estimate is based are expected to be resolved during 1997. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ASBESTOS CONTINGENCIES
     KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At June 30, 1997, the number of such claims pending was approximately 74,300, as compared with 71,100 at December 31, 1996. In 1996, approximately 21,100 of such claims were received and 9,700 were settled or dismissed. During the quarter and six months ended June 30, 1997, approximately 3,000 and 5,600 of such claims were received and 1,200 and 2,400 of such claims were settled or dismissed, respectively.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed or be less than these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $157.3, before consideration of insurance recoveries, is included primarily in Long-term liabilities at June 30, 1997. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. The Company estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1997 through 2001, and an aggregate of approximately $81.0 thereafter.

     The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $131.8, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at June 30, 1997.

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

     See Note 8 of the Notes to Consolidated Financial Statements for the year ended December 31, 1996.

6.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

     At June 30, 1997, the net unrealized loss, including unamortized net option premiums, on KACC's position in aluminum forward sales and option contracts, (based on an average price of $1,621 per ton* ($.74 per pound) of primary aluminum), natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts, was approximately $13.6.

ALUMINA AND ALUMINUM
     The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold.
Primary aluminum prices have historically been subject to significant cyclical fluctuations. During the period January 1, 1993 through June 30,
1997, the Average Midwest United States transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.
*  All references to tons in this report refer to metric tons of 2,204.6 pounds.

     From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum.
Forward sales contracts are used by KACC to effectively lock-in or fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of June 30, 1997, KACC had sold forward, at fixed prices, approximately 34,500, 93,600 and 24,000 tons of primary aluminum with respect to 1997, 1998 and 1999, respectively. As of June 30, 1997, KACC had also purchased put options to establish a minimum price for approximately 91,100 and 52,000 tons of primary aluminum with respect to 1997 and 1998, respectively, and had entered into option contracts that established a price range for an additional 78,000, 231,600 and 124,500 tons for 1997, 1998 and 1999, respectively.

     As of June 30, 1997, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1997, 1998 and 1999 at prices indexed to future prices of primary aluminum.

ENERGY
     KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of June 30, 1997, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 40,000 MMBtu of natural gas per day during the remainder of 1997, and for 25,000 MMBtu of natural gas per day for 1998. As of June 30, 1997, KACC also held a combination of fixed price purchase and option contracts for an average of 216,000, 222,000 and 25,000 barrels of fuel oil per month for 1997, 1998, and 1999, respectively.

FOREIGN CURRENCY
     KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At June 30, 1997, KACC had net forward foreign exchange contracts totaling approximately $147.8 for the purchase of 192.0 Australian dollars from July 1997 through December 1998, in respect of its commitments for 1997 and 1998 expenditures denominated in Australian dollars. At June 30, 1997, KACC also held options to purchase approximately 20.0 Australian dollars over the last six months of 1997.

     See Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 1996.

7.   RESTRUCTURING OF OPERATIONS

     The Company has previously disclosed that it set a goal of achieving significant cost reductions and other profit improvements, with the full effect planned to be realized in 1998. The initiative is based on the Company's conclusion that the current level of performance of its existing facilities and businesses will not achieve the level of profits the Company considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. During the second quarter of 1997, the Company recorded a $19.7 restructuring charge to reflect actions taken and plans put in place to achieve the reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix intended to achieve this goal. The significant components of the restructuring charge are enumerated below.

ERIE PLANT DISPOSITION
     During the second quarter of 1997, the Company formed a joint venture with a third party related to the assets and liabilities associated with the wheel manufacturing operations at its Erie, Pennsylvania, fabrication plant. The Credit Agreement was amended to provide for the formation of the new entity. Management subsequently decided to close the remainder of the Erie plant in order to consolidate its aluminum forgings operations at two other facilities for increased efficiency. As a result of the joint venture formation and plant closure, the Company recognized a net pre-tax loss of approximately $1.4.

OTHER ASSET DISPOSITIONS
     As a part of the Company's profit enhancement and cost reduction initiative, management made decisions regarding product rationalization and geographical optimization, which led management to decide to dispose of certain assets which had nominal operating contribution. These strategic decisions resulted in the Company recognizing a pre-tax charge for approximately $15.6 associated with such asset dispositions.

EMPLOYEE AND OTHER COSTS
     As a part of the Company's profit enhancement and cost reduction initiative, management concluded that certain corporate and other staff functions could be consolidated or eliminated resulting in a pre-tax charge of approximately $2.7 for benefit and other costs.

8.   COMPLETED ACQUISITION

     During June 1997, Kaiser Bellwood Corporation, a newly formed, wholly owned subsidiary of KACC, completed the acquisition of Reynolds Metals Company's Bellwood, Virginia, extrusion plant and its existing inventories for a total purchase price of $44.1, consisting of cash payments of $40.1 and the assumption of approximately $4.0 of employee related and other liabilities. The purchase price is subject to certain post-closing adjustments.

     KACC's Credit Agreement was amended in June 1997, to provide for the acquisition of the Bellwood facility. Additionally, upon completion of the transaction, Kaiser Bellwood Corporation became a subsidiary guarantor under the indentures in respect of KACC's 9-7/8% Senior Notes due 2002, 10-7/8% Series B and Series D Senior Notes due 2006, and 12-3/4% Senior Subordinated Notes due 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     This section should be read in conjunction with the response to Item 1, Part I, of this Report.

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

PROFIT ENHANCEMENT AND COST REDUCTION INITIATIVE

     The Company has previously disclosed that it has set a goal of achieving significant cost reductions and other profit improvements, with the full effect planned to be realized in 1998. The initiative is based on the Company's conclusion that the current level of performance of its existing facilities and businesses will not achieve the level of profits the Company considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. During the second quarter of 1997, the Company recorded a $19.7 million restructuring charge to reflect actions taken and plans put in place to achieve the reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix intended to achieve this goal. The significant components of the restructuring charge are discussed in Note 7 of the Notes to Interim Consolidated Financial Statements.

RECENT EVENTS

     During June 1997, Kaiser Bellwood Corporation, a newly formed, wholly owned subsidiary of KACC, completed the acquisition of Reynolds Metals Company's Bellwood, Virginia, extrusion plant and its existing inventories for a total purchase price of $44.1 million, subject to certain post-closing adjustments. See Note 8 of Notes to Interim Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters and six month periods ended June 30, 1997, and 1996. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

     Interim results are not necessarily indicative of those for a full year.

               SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                (Unaudited)
           (In millions of dollars, except shipments and prices)


                                                           Quarter Ended                 Six Months Ended
                                                             June 30,                        June 30,
                                                  ------------------------------  ------------------------------
                                                            1997            1996            1997            1996
                                                  ------------------------------  ------------------------------
Shipments: (1)
     Alumina                                              492.3           431.9           877.8           908.1

     Aluminum products:
          Primary aluminum                                 82.0           100.0           160.5           174.8
          Fabricated aluminum products                    100.4            85.1           194.3           162.3
                                                  ------------------------------  ------------------------------
               Total aluminum products                    182.4           185.1           354.8           337.1
                                                  ==============================  ==============================

Average realized sales price:
     Alumina (per ton)                            $         196   $         207   $         193   $         208
     Primary aluminum (per pound)                           .75             .69             .75             .71

Net sales:
     Bauxite and alumina:
          Alumina                                 $        96.5   $        89.5   $       169.7   $       188.5
          Other (2) (3)                                    26.5            27.0            53.1            51.4
                                                  ------------------------------  ------------------------------
               Total bauxite and alumina                  123.0           116.5           222.8           239.9
                                                  ------------------------------  ------------------------------

     Aluminum processing:
          Primary aluminum                                135.3           153.1           264.5           272.2
          Fabricated aluminum products                    334.5           294.1           648.9           579.0
          Other (3)                                         4.3             3.9             8.3             7.6
                                                  ------------------------------  ------------------------------
               Total aluminum processing                  474.1           451.1           921.7           858.8
                                                  ------------------------------  ------------------------------
                  Total net sales                 $       597.1   $       567.6   $     1,144.5   $     1,098.7
                                                  ==============================  ==============================

Operating income (loss):
     Bauxite and alumina                          $         7.5   $         1.1   $         6.0   $        10.9
     Aluminum processing (4)                               46.2            50.2            97.5            98.7
     Corporate (5)                                        (18.4)          (14.7)          (36.9)          (32.7)
                                                  ------------------------------  ------------------------------
          Total operating income                  $        35.3   $        36.6   $        66.6   $        76.9
                                                  ==============================  ==============================

Net income                                        $        13.7   $         8.2   $        16.3   $        18.1
                                                  ==============================  ==============================

Capital expenditures:
          Property, plant, and equipment          $        47.0   $        31.9   $        68.8   $        51.9
                                                  ==============================  ==============================



---------------------------------
(1)  In thousands of metric tons.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
(4) Includes a pre-tax charge of $15.1 related to restructuring of operations for both the quarter and six month period ended June 30, 1997.
(5) Includes a pre-tax charge of $4.6 related to restructuring of operations for both the quarter and six month period ended June 30, 1997.

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

     During the first half of 1996, the Average Midwest United States transaction price ("AMT Price") for primary aluminum remained relatively stable in the $.70 - $.75 per pound range. During the second half of the year the AMT Price for primary aluminum fell, reaching a low of $.65 per pound for October 1996, before recovering late in the year. During the period 1993- June 30, 1997, the AMT Price for primary aluminum ranged from approximately $.50 to $1.00 per pound. The AMT Price for primary aluminum for the week ended July 25, 1997, was approximately $.78 per pound.

     See Note 6 of the Notes to Interim Consolidated Financial Statements for a discussion of KACC's hedging activities.

QUARTER AND SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

SUMMARY
     The Company reported net income of $13.7 million, or $.16 per common and common equivalent share, for the second quarter of 1997, compared to net income of $8.2 million, or $.09 per common and common equivalent share, for the same period of 1996. Net sales in the second quarter of 1997 totaled $597.1 million compared to $567.6 million in the second quarter of 1996.

     For the six-month period ended June 30, 1997, net income was $16.3 million, or $.17 per common and common equivalent share compared to net income of $18.1 million, or $.19 per common and common equivalent per share for the six-month period ended June 30, 1996. Net sales for the six months ended June 30, 1997, were $1,144.5 million compared to $1,098.7 million for the first six months of 1996.

     Results for the quarter and six month period ended June 30, 1997, include the effect of certain non-recurring items including a $19.7 million restructuring charge (discussed above), an approximate $12.5 million non-cash tax benefit related to settlement of certain matters and a $5.8 million charge related to additional litigation reserves. Excluding these items, net income for the quarter and six month period ended June 30, 1997, would have been approximately $17.0 million and $19.6 million, respectively, and earnings per common and common equivalent share for these periods would have been approximately $.21 and $.22, respectively.

BAUXITE AND ALUMINA
     Net sales of alumina increased by 8% for the quarter ended June 30, 1997, from the comparable period in the prior year, as a result of a 14% increase in alumina shipments offset by a 5% decline in average prices realized from the sale of alumina. Shipment volumes were up as compared to the quarter ended June 30, 1996, primarily as a result of the timing of shipments. For the six month period ended June 30, 1997, net segment sales declined by 7%, from the comparable period in the prior year. This change was due primarily to a 7% decrease in average realized prices between periods and to a lesser extent due to a 3% reduction in shipments.

     Segment operating income improved substantially on a quarter to quarter basis but declined by 45% for the comparative six month periods. On a quarterly basis, the improvement resulted primarily from improved operating efficiencies and reduced raw material and energy prices. On a year-to-date basis, however, these amounts were not sufficient to offset the impact of both a reduction in average realized alumina prices as well as alumina shipments.

ALUMINUM PROCESSING
     Net sales of primary aluminum for the quarter ended June 30, 1997, decreased by 12% from the comparable prior year period as a result of a 18% decrease in shipments offset by an 8% increase in average realized prices. The decrease in primary aluminum shipments between periods is the result of the higher than usual shipments in the second quarter of 1996. Net sales of fabricated aluminum products for the quarter ended June 30, 1997, were up 14% as compared to the prior year period as a result of a 18% increase in shipments offset by a 4% decrease in average realized prices. The increase in fabricated aluminum product shipments over the second quarter of 1996 was due to increased international sales of can sheet and increased shipments of heat-treated products.

     For the six month period ended June 30, 1997, net sales for the aluminum processing segment increased by approximately 7% as a 12% increase in fabricated aluminum product net sales more than offset a 3% decline in net sales of primary aluminum. The increase in fabricated product net sales, and offsetting decrease in primary aluminum net sales, resulted from the same shipment and price factors discussed in the preceding paragraph.

     In addition to being affected by the price and volume factors discussed above, the Aluminum Processing segment's operating income also benefited from reduced power, raw material and supply costs as well as improved operating efficiencies. In addition, the segment's operating income for the quarter and six month period ended June 30, 1997, includes approximately $2.3 million and $5.2 million of operating income realized during the periods, related to the settlement of certain energy service contracts and a $15.1 million charge resulting from the previously discussed restructuring of operations.

CORPORATE
     Corporate operating expenses represent corporate general and administrative expenses, which are not allocated to the Company's business segments. Operating results for the quarter and six month period ended June 30, 1997, both include a pre-tax charge of approximately $4.6 million associated with the Company's restructuring of operations.

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

     MGHI has pledged 27,938,250 shares of the Company's Common Stock beneficially owned by it (the "Pledged Shares") as security for $225.7 million of debt securities of one of its wholly owned subsidiaries. Additionally, MGHI has agreed to pledge up to 16,055,000 of such Pledged Shares as security for $130.0 million of its debt securities should the security pledge related to the $225.7 million of debt securities be released due to an early retirement of the related debt (other than by a refinancing).

     The Company has an effective "shelf" registration statement covering the offering of up to 10,000,000 shares of the Company's Common Stock that are owned by MAXXAM. Any such offering would only be made by means of a prospectus. The Company will not receive any of the net proceeds from any transaction initiated by MAXXAM pursuant to this registration statement.

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

OPERATING ACTIVITIES
     At June 30, 1997, the Company had working capital of $457.3 million, compared with working capital of $414.3 million at December 31, 1996. The increase in working capital was due primarily to an increase in Receivables and a decrease in Accounts payable partially offset by a decrease in Cash and cash equivalents.

INVESTING ACTIVITIES
     Capital expenditures during the quarter and six months ended June 30, 1997, were $47.0 million and $68.8 million, respectively, and were used primarily to acquire the Bellwood extrusion facility from Reynolds, improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. The Company's first Micromill(TM) facility, which was constructed in Nevada during 1996 as a demonstration and production facility, achieved operational start-up by year-end 1996. The facility remained in a start-up mode during the first half of 1997 and is currently expected to commence limited product shipments to customers in the latter part of the year.

     Total consolidated capital expenditures (of which approximately 7% is expected to be funded by the Company's minority partners in certain foreign joint ventures) are expected to be between $70.0 and $140.0 million per annum in each of 1997 through 1999. Management continues to evaluate numerous projects all of which require substantial capital, including the Company's Micromill(TM) project, and other potential opportunities both in the United States and overseas.

     Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of the Company, is a participant in Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise (the "Joint Venture") organized under the laws of the People's Republic of China ("PRC") along with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation ( the "CNNC"). The parties to the Joint Venture are currently engaged in discussions concerning the future of the Joint Venture. In a June 1997 meeting, representatives of the Company and the CNNC agreed to extend the Joint Venture termination date from June 30, 1997 to March 31, 1998. Negotiations between KYRIL, LAS and the CNNC continue to focus on a sale of KYRIL's interests to a third party or LAS and/or the CNNC making a payment to KYRIL in return for its existing interests in the Joint Venture. However, no agreement has been reached concerning the amount of or terms for any such payments. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approval will be obtained.

FINANCING ACTIVITIES AND LIQUIDITY

     At June 30, 1997, the Company had long-term debt of $1,005.4 million, compared with $961.9 million at December 31, 1996. The change in long-term debt between periods is primarily the result of $30.0 million of borrowings under the Credit Agreement and $19.0 million of proceeds from the Spokane County, Washington, Solid Waste Disposal Revenue Bonds which were loaned to KACC to finance certain qualifying capital expenditures at its Mead smelter.

     At June 30, 1997, $243.8 million (of which $73.8 million could have been used for letters of credit) was available to KACC under the Credit Agreement. Loans under the Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option. During the quarter and six month period ended June 30, 1997, the average per annum interest rates on loans outstanding under the Credit Agreement were approximately 9.5% and 9.6%, respectively.

     During the quarter ended June 30, 1997, the Credit Agreement was amended to provide for the formation of the wheel manufacturing joint venture and the acquisition of the Bellwood facility. Additionally, upon completion of the acquisition of the Bellwood facility, Kaiser Bellwood Corporation became a subsidiary guarantor under the indentures in respect of KACC's 9-7/8% Senior Notes due 2002, 10-7/8% Series B and Series D Senior Notes due 2006, and 12-3/4% Senior Subordinated Notes due 2003.

     Management believes that the Company's existing cash resources, together with cash flows from operations and borrowings under the Credit Agreement, will be sufficient to meet its working capital and capital expenditure requirements for the next year. Additionally, with respect to long-term liquidity, management believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital and capital expenditure requirements.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

CATELLUS DEVELOPMENT CORPORATION V. KAISER ALUMINUM & CHEMICAL CORPORATION AND JAMES L FERRY & SON INC.

     On July 28, 1997, KACC and Catellus Development Corporation ("Catellus") entered into a settlement agreement and release settling all matters pending between the parties in the United States Court of Appeals for the Ninth Circuit. All matters relating to the litigation have now been resolved. KACC will remain liable to the City of Richmond for fifty percent (50%) of future costs of cleaning up certain parts of the property formerly owned by Catellus in accordance with the final judgement issued by the United States District Court. KACC's share of these costs is expected to be less than $500,000. See Part I, Item 3. "LEGAL PROCEEDINGS - Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L Ferry & Son Inc." in the Company's Form 10-K for the year ended December 31, 1996.

ASBESTOS-RELATED LITIGATION

     KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The portion of Note 5 of the Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I, Item 3. "LEGAL PROCEEDINGS - Asbestos-related Litigation" in the Company's Form 10-K for the year ended December 31, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     The annual meeting of stockholders of the Company was held on May 22, 1997, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company and approved the Kaiser 1997 Omnibus Stock Incentive Plan.

     The results of the matters voted on at the meeting are shown below.

NOMINEES FOR DIRECTOR

     The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of abstentions and broker nonvotes with respect to each such nominee:

Robert J. Cruikshank
     Votes For:     72,115,783.6
     Votes Against:
     Votes Withheld:     288,496.6
     Abstentions:
     Broker Nonvotes:

George T. Haymaker, Jr.
     Votes For:     72,120,441.0
     Votes Against:
     Votes Withheld:     283,838.2
     Abstentions:
     Broker Nonvotes:

Charles E. Hurwitz
     Votes For:     72,117,337.0
     Votes Against:
     Votes Withheld:     286,942.2
     Abstentions:
     Broker Nonvotes:

Ezra G. Levin
     Votes For:     72,107,306.6
     Votes Against:
     Votes Withheld:     296,972.6
     Abstentions:
     Broker Nonvotes:

Robert Marcus
     Votes For:     72,117,821.6
     Votes Against:
     Votes Withheld:     286,457.6
     Abstentions:
     Broker Nonvotes:

Robert J. Petris
     Votes For:     72,108,863.6
     Votes Against:
     Votes Withheld:     295,415.6
     Abstentions:
     Broker Nonvotes:

KAISER 1997 OMNIBUS STOCK INCENTIVE PLAN

     The vote with respect to the proposal to approve the Kaiser 1997 Omnibus Stock Incentive Plan was as follows:

Votes For:          62,106,584.8
Votes Against: 5,262,937.8
Votes Withheld:
Abstentions:   91,860.2
Broker Nonvotes

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

     *3.3 Amended and Restated Bylaws of KAC, dated July 22, 1997.

     *4.1 Third Supplemental Indenture, dated as of July 15, 1997, among Kaiser Aluminum & Chemical Corporation ("KACC"), as Issuer,
Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser
Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill
Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Sierra
Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, and Kaiser
Bellwood Corporation, as Subsidiary Guarantors, and State Street
Bank and Trust Company, as Trustee, to the Indenture, dated as of February 1, 1993, regarding KACC's 12-3/4% Senior Subordinated
Notes due 2003.

     *4.2 Second Supplemental Indenture, dated as of July 15, 1997, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart
Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance
Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra
Micromills, LLC, Kaiser Texas Sierra Micromills, LLC, Kaiser
Texas Micromill Holdings, LLC, and Kaiser Bellwood Corporation, as Subsidiary Guarantors, and First Trust National Association, as Trustee, to the Indenture, dated as of February 17, 1994, regarding KACC's 9-7/8% Senior Notes due 2002.

     *4.3 First Supplemental Indenture, dated as of July 15, 1997, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart
Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance
Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra
Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, Kaiser
Texas Sierra Micromills, LLC, and Kaiser Bellwood Corporation, as
Subsidiary Guarantors, and First Trust National Association, as
Trustee, to the Indenture, dated as of October 23, 1996, regarding KACC's 10-7/8% Series B Senior Notes due 2006.

     *4.4 First Supplemental Indenture, dated as of July 15, 1997, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart
Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance
Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra
Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, Kaiser
Texas Sierra Micromills, LLC, and Kaiser Bellwood Corporation, as
Subsidiary Guarantors, and First Trust National Association, as
Trustee, to the Indenture, dated as of December 23, 1996, regarding KACC's 10-7/8% Series D Senior Notes due 2006.

     *4.5 Ninth Amendment to the Credit Agreement, dated as of April 21, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent.

     *4.6 Tenth Amendment to the Credit Agreement, dated as of June 25, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent.

     *27  Financial Data Schedule.

     (b)  Reports on Form 8-K.

     No report on Form 8-K was filed by the Company during the quarter ended June 30, 1997.










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

                                             KAISER ALUMINUM CORPORATION


                                             /s/  John T. La Duc
                                        By: --------------------------
                                                   John T. La Duc
                                                Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)


                                             /s/Arthur S. Donaldson
                                        By: --------------------------
                                                Arthur S. Donaldson
                                                     Controller
                                           (Principal Accounting Officer)



Dated:    August 1, 1997