Form 10-Q
period 1997-09-30
KAISER ALUMINUM CORP
filed 1997-11-05
CIK 811596

---------------------------------------------------------------------------




                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     At October 31, 1997, the registrant had 78,980,881 shares of Common Stock outstanding.





---------------------------------------------------------------------------

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)

                                                             September 30,    December 31,
                                                                      1997            1996
                                                            ------------------------------
                           ASSETS                             (Unaudited)
Current assets:
     Cash and cash equivalents                              $        26.3   $        81.3
     Receivables                                                    305.0           252.4
     Inventories                                                    553.3           562.2
     Prepaid expenses and other current assets                      125.1           127.8
                                                            ------------------------------
          Total current assets                                    1,009.7         1,023.7
Investments in and advances to unconsolidated affiliates            158.1           168.4
Property, plant, and equipment - net                              1,162.9         1,168.7
Deferred income taxes                                               298.0           264.5
Other assets                                                        335.6           308.7
                                                            ------------------------------
               Total                                        $     2,964.3   $     2,934.0
                                                            ==============================
             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $       161.1   $       189.7
     Accrued interest                                                24.8            35.6
     Accrued salaries, wages, and related expenses                   76.7            95.4
     Accrued postretirement medical benefit obligation -
          current portion                                            50.1            50.1
     Other accrued liabilities                                      121.4           132.7
     Payable to affiliates                                          103.1            97.0
     Long-term debt - current portion                                 2.7             8.9
                                                            ------------------------------
          Total current liabilities                                 539.9           609.4
Long-term liabilities                                               515.8           458.1
Accrued postretirement medical benefit obligation                   714.6           722.5
Long-term debt                                                      969.3           953.0
Minority interests                                                  124.7           121.7
Commitments and contingencies
Stockholders' equity:
     Preferred stock                                                                   .4
     Common stock                                                      .8              .7
     Additional capital                                             534.0           531.1
     Accumulated deficit                                           (432.0)         (460.1)
     Additional minimum pension liability                            (2.8)           (2.8)
                                                            ------------------------------
          Total stockholders' equity                                100.0            69.3
                                                            ------------------------------
               Total                                        $     2,964.3   $     2,934.0
                                                            ==============================



The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                (Unaudited)
               (In millions of dollars, except share amounts)


                                                                          Quarter Ended                 Nine Months Ended
                                                                          September 30,                   September 30,
                                                                 ------------------------------  ------------------------------
                                                                           1997            1996            1997            1996
                                                                 ------------------------------  ------------------------------
Net sales                                                        $       634.1   $       553.4   $     1,778.6   $     1,652.1
                                                                 ------------------------------  ------------------------------
Costs and expenses:
     Cost of products sold                                               523.7           485.0         1,473.7         1,394.8
     Depreciation                                                         22.9            24.3            68.8            72.5
     Selling, administrative, research and development, and
          general                                                         33.0            33.6            95.3            97.4
     Restructuring of operations                                                                          19.7
                                                                 ------------------------------  ------------------------------
               Total costs and expenses                                  579.6           542.9         1,657.5         1,564.7
                                                                 ------------------------------  ------------------------------
Operating income                                                          54.5            10.5           121.1            87.4
Other income (expense):
     Interest expense                                                    (27.5)          (22.6)          (83.3)          (68.3)
     Other - net                                                           2.1             2.1             1.7             3.0
                                                                 ------------------------------  ------------------------------
Income (loss) before income taxes and minority interests                  29.1           (10.0)           39.5            22.1
(Provision) benefit for income taxes                                     (11.0)            3.8            (2.4)           (8.4)
Minority interests                                                         (.6)            (.4)           (3.3)           (2.2)
                                                                 ------------------------------  ------------------------------
Net income (loss)                                                         17.5            (6.6)           33.8            11.5
Dividends on preferred stock                                              (1.3)           (2.1)           (5.5)           (6.3)
                                                                 ------------------------------  ------------------------------
Net income (loss) available to common shareholders               $        16.2   $        (8.7)  $        28.3   $         5.2
                                                                 ==============================  ==============================
Earnings (loss) per common and common equivalent share:
     Primary                                                     $         .22   $        (.12)  $         .39   $         .07
                                                                 ==============================  ==============================
     Fully diluted                                               $         .22                   $         .43
                                                                 ==============                  ==============
Weighted average common and common equivalent shares
     outstanding (000):
     Primary                                                             74,663          71,646          72,775          71,843
     Fully diluted                                                       79,193                          79,164









The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (In millions of dollars)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                      ------------------------------
                                                                                1997            1996
                                                                      ------------------------------
Cash flows from operating activities:
     Net income                                                       $        33.8   $        11.5
     Adjustments to reconcile net income to net cash provided (used)
          by operating activities:
          Depreciation                                                         68.8            72.5
          Restructuring of operations                                          19.7
          Non-cash benefit for income taxes                                   (12.5)
          Amortization of excess investment over equity in
               unconsolidated affiliates                                        8.7             8.7
          Amortization of deferred financing costs and net
               discount on long-term debt                                       4.5             4.1
          Undistributed equity in (income) loss of unconsolidated
               affiliates, net of distributions                                16.7            (7.5)
          Minority interests                                                    3.3             2.2
          (Increase) decrease in receivables                                  (59.5)           41.0
          (Increase) decrease in inventories                                    5.7           (19.8)
          (Increase) decrease in prepaid expenses and other assets              1.1           (38.1)
          Decrease in accounts payable                                        (28.6)          (24.1)
          Decrease in accrued interest                                        (10.8)          (18.4)
          Decrease in payable to affiliates and accrued liabilities           (29.8)          (23.1)
          Decrease in accrued and deferred income taxes                        (2.1)          (18.6)
          Other                                                                 3.6             4.6
                                                                      ------------------------------
               Net cash provided (used) by operating activities                22.6            (5.0)
                                                                      ------------------------------
Cash flows from investing activities:
     Net proceeds from disposition of property and investments                 22.2             1.6
     Capital expenditures                                                     (94.7)          (91.1)
     Other                                                                     (2.6)           (1.3)
                                                                      ------------------------------
               Net cash used by investing activities                          (75.1)          (90.8)
                                                                      ------------------------------
Cash flows from financing activities:
     Borrowings under revolving credit facility, net                                          118.1
     Borrowings of long-term debt                                              19.0
     Repayments of long-term debt                                              (8.6)           (9.0)
     Increase in restricted cash, net                                          (6.5)
     Incurrence of financing costs                                             (0.6)
     Dividends paid                                                            (4.2)           (8.4)
     Capital stock issued                                                        .4
     Redemption of minority interests' preference stock                        (2.0)           (5.2)
                                                                      ------------------------------
               Net cash provided (used) by financing activities                (2.5)           95.5
                                                                      ------------------------------
Net decrease in cash and cash equivalents during the period                   (55.0)            (.3)
Cash and cash equivalents at beginning of period                               81.3            21.9
                                                                      ------------------------------
Cash and cash equivalents at end of period                            $        26.3   $        21.6
                                                                      ==============================
Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest                       $        89.5   $        82.7
     Income taxes paid                                                         14.8            22.4
     Tax allocation payments to MAXXAM Inc.                                                     1.1



The accompanying notes to interim consolidated financial statements are an integral part of these statements.

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of dollars, except prices and per share amounts)

1.   GENERAL

     Kaiser Aluminum Corporation (the "Company") is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM and one of its wholly owned subsidiaries together own approximately 63% of the Company's Common Stock with the remaining approximately 37% publicly held. The Company operates through its subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC").

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

     Operating results for the quarter ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   INVENTORIES

     The classification of inventories is as follows:


                                                                  September 30,    December 31,
                                                                           1997            1996
                                                                 ------------------------------
Finished fabricated aluminum products                            $         95.4  $        113.5
Primary aluminum and work in process                                      220.7           200.3
Bauxite and alumina                                                       110.5           110.2
Operating supplies and repair and maintenance parts                       126.7           138.2
                                                                 ------------------------------
     Total                                                       $        553.3  $        562.2
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

4.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

PRIMARY
     Earnings per common and common equivalent share are computed by deducting dividends on the 8.255% PRIDES, Convertible Preferred Stock (the "PRIDES") from net income in order to determine net income available to common shareholders. This amount is then divided by the weighted average number of common and common equivalent shares outstanding during the period. The impact of the number of outstanding stock options on the weighted average number of common and common equivalent shares for the quarters and nine month periods ended September 30, 1997, and 1996, was immaterial.

FULLY DILUTED
     For the quarter and nine months ended September 30, 1997, fully diluted earnings per share are presented even though the results are antidilutive as a result of the August 1997 conversion of the PRIDES. The fully diluted computations for these periods assume that the conversion of the PRIDES had occurred at the beginning of each period. Accordingly, the dividend amounts for the quarter and nine-month period ended September 30, 1997, of $1.3 and $5.5, respectively, have not been deducted from net income and the weighted average number of common and common equivalent shares has been adjusted to reflect the 7,227,848 shares of the Company's Common Stock issued upon conversion of the PRIDES in August 1997 as if they had been outstanding from the beginning of each period.

     The PRIDES were excluded from the calculation of the weighted average number of common and common equivalent shares outstanding for the quarter and nine-months ended September 30, 1996, because they were antidilutive.

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

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1997, the balance of such accruals, which are primarily included in Long-term liabilities, was $30.8. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $8.0 for the years 1997 through 2001 and an aggregate of approximately $7.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $19.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ASBESTOS CONTINGENCIES
     KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At September 30, 1997, the number of such claims pending was approximately 71,200, as compared with 71,100 at December 31, 1996. In 1996, approximately 21,100 of such claims were received and 9,700 were settled or dismissed. During the quarter and nine months ended September 30, 1997, approximately 3,400 and 9,000 of such claims were received and 6,500 and 8,900 of such claims were settled or dismissed, respectively.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed or be less than these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $156.8, before consideration of insurance recoveries, is included primarily in Long-term liabilities at September 30, 1997. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. The Company estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1997 through 2001, and an aggregate of approximately $86.0 thereafter.

     The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $127.9, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at September 30, 1997.

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

     See Note 8 of the Notes to Consolidated Financial Statements for the year ended December 31, 1996.

6.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

     At September 30, 1997, the net unrealized loss, including unamortized net option premiums, on KACC's position in aluminum forward sales and option contracts, (based on an average price of $1,647 per ton* ($.75 per pound) of primary aluminum), natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts, was approximately $11.6.

ALUMINA AND ALUMINUM
     The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. During the period from January 1, 1993, through
------------
*All references to tons in this report refer to metric tons of 2,204.6 pounds.

September 30, 1997, the Average Midwest United States transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

     From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum.
Forward sales contracts are used by KACC to effectively lock-in or fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of September 30, 1997, KACC had sold forward, at fixed prices, approximately 17,300, 93,600 and 24,000 tons of primary aluminum with respect to 1997, 1998 and 1999, respectively. As of September 30, 1997, KACC had also purchased put options to establish a minimum price for approximately 42,100 and 52,000 tons of primary aluminum with respect to 1997 and 1998, respectively, and had entered into option contracts that established a price range for an additional 51,000, 231,600 and 124,500 tons for 1997, 1998 and 1999, respectively.

     As of September 30, 1997, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1997, 1998 and 1999 at prices indexed to future prices of primary aluminum.

ENERGY
     KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of September 30, 1997, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 44,000 MMBtu of natural gas per day during the remainder of 1997, and for 41,000 MMBtu of natural gas per day for 1998. As of September 30, 1997, KACC also held a combination of fixed price purchase and option contracts for an average of 228,000, 232,000 and 25,000 barrels of fuel oil per month for 1997, 1998, and 1999, respectively.

FOREIGN CURRENCY
     KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At September 30, 1997, KACC had net forward foreign exchange contracts totaling approximately $135.0 for the purchase of 175.5 Australian dollars from October 1997 through December 1998, in respect of its commitments for 1997 and 1998 expenditures denominated in Australian dollars. At September 30, 1997, KACC also held options to purchase approximately 10.0 Australian dollars over the last three months of 1997.

     See Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 1996.

7.   RESTRUCTURING OF OPERATIONS

     The Company has previously disclosed that it set a goal of achieving significant cost reductions and other profit improvements, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. The initiative is based on the Company's conclusion that the level of performance of its existing facilities and businesses would not achieve the level of profits the Company considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. During the second quarter of 1997, the Company recorded a $19.7 restructuring charge to reflect actions taken and plans initiated to achieve the reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix intended to achieve this goal. The significant components of the restructuring charge are enumerated below.

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

EMPLOYEE AND OTHER COSTS
     As a part of the Company's profit enhancement and cost reduction initiative, management concluded that certain corporate and other staff functions could be consolidated or eliminated resulting in a second quarter pre-tax charge of approximately $2.7 for benefit and other costs.

8.   COMPLETED ACQUISITION

     During June 1997, Kaiser Bellwood Corporation, a newly formed, wholly owned subsidiary of KACC, completed the acquisition of Reynolds Metals Company's Bellwood, Virginia, extrusion plant and its existing inventories for a total purchase price (after post-closing adjustments) of $41.6, consisting of cash payments of $38.4 and the assumption of approximately $3.2 of employee related and other liabilities. Upon completion of the transaction, Kaiser Bellwood Corporation became a subsidiary guarantor under the indentures in respect of KACC's 9-7/8% Senior Notes due 2002, 10-7/8% Series B and Series D Senior Notes due 2006, and 12-3/4% Senior Subordinated Notes due 2003.

9.   CONVERSION OF PRIDES TO COMMON STOCK

     During August 1997, the 8,673,850 outstanding shares of PRIDES were converted into 7,227,848 shares of Common Stock pursuant to the terms of the PRIDES Certificate of Designations. Further, in accordance with the PRIDES Certificate of Designations, no dividends were paid or payable for the period June 30, 1997, to, but not including, the date of conversion. However, in accordance with generally accepted accounting principles, the $1.3 of accrued dividends attributable to the period June 30, 1997, to, but not including, the conversion date is treated as an increase in Additional capital at the date of conversion and must still be reflected as a reduction of Net income (loss) available to common shareholders.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

RECENT EVENTS AND DEVELOPMENTS

     The Company has previously disclosed that it has a goal of achieving significant cost reductions and other profit improvements, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. The initiative is based on the Company's conclusion that the level of performance of its existing facilities and businesses would not achieve the level of profits the Company considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. During the second quarter of 1997, the Company recorded a $19.7 million restructuring charge to reflect actions taken and plans initiated to achieve the reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix intended to achieve this goal. See Note 7 of the Notes to Interim Consolidated Financial Statements.

     During June 1997, Kaiser Bellwood Corporation, a newly formed, wholly owned subsidiary of the Company, completed the acquisition of Reynolds Metals Company's Bellwood, Virginia, extrusion plant and its existing inventories for a total purchase price of $41.6 million. See Note 8 of Notes to Interim Consolidated Financial Statements.

     During August 1997, the 8,673,850 outstanding shares of PRIDES were converted into 7,227,848 shares of Common Stock pursuant to the terms of the PRIDES Certificate of Designations.

     The Company currently anticipates that the Volta River Authority may partially reduce its electric power allocation to the Company's 90% owned Volta Aluminium Company Limited ("Valco") smelter facility in Ghana in 1998. Informal discussions with local officials suggest that regional rainfall has been insufficient to raise the level of the lake, from which the facility receives its hydroelectric power, to maintain the current level of power for the coming year. Formal notice of Valco's 1998 power allocation is expected on or about November 15, 1997. Meetings are planned with local officials for early November to discuss the situation.

RESULTS OF OPERATIONS

     The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters and nine month periods ended September 30, 1997, and 1996. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

     Interim results are not necessarily indicative of those for a full year.

               SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                (Unaudited)
           (In millions of dollars, except shipments and prices)


                                                           Quarter Ended                 Nine Months Ended
                                                           September 30,                   September 30,
                                                  ------------------------------  ------------------------------
                                                            1997            1996            1997            1996
                                                  ------------------------------  ------------------------------
Shipments: (1)
     Alumina                                              579.2           598.6         1,457.0         1,506.7
     Aluminum products:
          Primary aluminum                                 86.4            88.1           246.9           262.9
          Fabricated aluminum products                    105.2            83.1           299.5           245.4
                                                  ------------------------------  ------------------------------
               Total aluminum products                    191.6           171.2           546.4           508.3
                                                  ==============================  ==============================
Average realized sales price:
     Alumina (per ton)                            $         200   $         187   $         196   $         199
     Primary aluminum (per pound)                           .76             .67             .75             .69
Net sales:
     Bauxite and alumina:
          Alumina                                 $       115.9   $       111.7   $       285.6   $       300.2
          Other (2) (3)                                    27.1            25.8            80.2            77.2
                                                  ------------------------------  ------------------------------
               Total bauxite and alumina                  143.0           137.5           365.8           377.4
                                                  ------------------------------  ------------------------------
     Aluminum processing:
          Primary aluminum                                145.0           130.6           409.5           402.8
          Fabricated aluminum products                    341.7           282.4           990.6           861.4
          Other (3)                                         4.4             2.9            12.7            10.5
                                                  ------------------------------  ------------------------------
               Total aluminum processing                  491.1           415.9         1,412.8         1,274.7
                                                  ------------------------------  ------------------------------
                  Total net sales                 $       634.1   $       553.4   $     1,778.6   $     1,652.1
                                                  ==============================  ==============================
Operating income (loss):
     Bauxite and alumina                          $         8.8   $        (2.1)  $        14.8   $         8.8
     Aluminum processing (4)                               64.1            29.1           161.6           127.8
     Corporate (5)                                        (18.4)          (16.5)          (55.3)          (49.2)
                                                  ------------------------------  ------------------------------
          Total operating income                  $        54.5   $        10.5   $       121.1   $        87.4
                                                  ==============================  ==============================
Net income (loss)                                 $        17.5   $        (6.6)  $        33.8   $        11.5
                                                  ==============================  ==============================
Capital expenditures                              $        25.9   $        39.2   $        94.7   $        91.1
                                                  ==============================  ==============================


[FN]
---------------------------------
(1)  In thousands of metric tons.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
(4) Operating income for the nine months ended September 30, 1997 includes a pre-tax charge of $15.1 related to restructuring of operations recorded in the quarter ended June 30, 1997.
(5) Operating income for the nine months ended September 30, 1997 includes a pre-tax charge of $4.6 related to restructuring of operations recorded in the quarter ended June 30, 1997.

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

     During the first nine months of 1997, the Average Midwest United States transaction price ("AMT Price") for primary aluminum remained relatively stable generally in the $.75 - $.80 per pound range. The AMT Price for primary aluminum for the week ended October 31, 1997, was approximately $.77 per pound. This compares favorably to 1996 when the AMT Price remained fairly stable generally in the $.70 - $.75 range through June and then declined during the second half of the year, reaching a low of approximately $.65 per pound for October 1996, before recovering late in the year.

     See Note 6 of the Notes to Interim Consolidated Financial Statements for a discussion of KACC's hedging activities.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

SUMMARY
     The Company reported net income of $17.5 million, or $.22 per common and common equivalent share, for the third quarter of 1997, compared to a net loss of $6.6 million, or $.12 per common and common equivalent share, for the same period of 1996. Net sales in the third quarter of 1997 totaled $634.1 million compared to $553.4 million in the third quarter of 1996.

     For the nine-month period ended September 30, 1997, net income was $33.8 million, or $.39 per common and common equivalent share compared to net income of $11.5 million, or $.07 per common and common equivalent per share for the nine-month period ended September 30, 1996. Net sales for the nine months ended September 30, 1997, were $1,778.6 million compared to $1,652.1 million for the first nine months of 1996.

     Results for the nine-month period ended September 30, 1997, include the effect of certain non-recurring items including a $19.7 million restructuring charge (discussed above), an approximate $12.5 million non-cash tax benefit related to settlement of certain matters and a $5.8 million charge related to additional litigation reserves. Excluding these items, net income for the nine-month period ended September 30, 1997, would have been approximately $37.1 million, and primary earnings per common and common equivalent share for the period would have been $.43.

BAUXITE AND ALUMINA
     Net sales of alumina increased by 4% for the quarter ended September 30, 1997, from the comparable period in the prior year, as a result of a 7% increase in average realized prices from the sale of alumina, offset by a 3% decline in alumina shipments. Shipment volumes were down as compared to the quarter ended September 30, 1996, primarily as a result of the timing of shipments. For the nine-month period ended September 30, 1997, net segment sales declined by 3% from the comparable period in the prior year. This change was due to a 2% decrease in average realized prices between periods and a 3% reduction in alumina shipments.

     Segment operating income improved substantially on a quarter to quarter basis and, to a lesser extent, for the comparative nine month periods as well. On a quarterly basis, the improvement resulted primarily from improvements in average realized prices and operating efficiencies and reduced raw material and energy prices. On a year-to-date basis, these improvements were somewhat offset by the impact of reductions in both the average realized alumina price and alumina shipments as discussed above.

ALUMINUM PROCESSING
     Net sales of primary aluminum for the quarter ended September 30, 1997, increased by 11% from the comparable prior year period as a result of a 13% increase in average realized prices offset by a 2% decrease in shipments. Net sales of fabricated aluminum products for the quarter ended September 30, 1997, were up 21% as compared to the prior year period as a result of a 27% increase in shipments offset by a 4% decrease in average realized prices. The increase in fabricated aluminum product shipments over the third quarter of 1996 was the result of the Company's June 1997 acquisition of an extrusion facility in Bellwood, Virginia, as well as increased international sales of can sheet and increased shipments of heat-treated products.

     For the nine-month period ended September 30, 1997, net sales for the aluminum processing segment increased by approximately 11% from the comparable prior year period primarily as a result of a 15% increase in fabricated aluminum product net sales. The increase in fabricated product net sales resulted from the same shipment and price factors discussed in the preceding paragraph. Net sales of primary aluminum for the nine-month period ended September 30, 1997, were basically flat as compared to the prior year as reduced shipments for the period were offset by an increase in the average realized price.

     In addition to being affected by the price and volume factors discussed above, the aluminum processing segment's operating income for the nine months ended September 30, 1997, also benefited from reduced power, raw material and supply costs as well as improved operating efficiencies. In addition, the segment's operating income for the quarter and nine month period ended September 30, 1997, includes approximately $2.7 million and $7.5 million of operating income realized during the periods, related to the settlement of certain issues related to energy service contracts. Operating income for the nine-month period ended September 30, 1997, also includes a $15.1 million second quarter charge resulting from the restructuring of operations.

CORPORATE
     Corporate operating expenses represent corporate general and administrative expenses, which are not allocated to the Company's business segments. Operating results for the nine-month period ended September 30, 1997, includes a pre-tax charge of approximately $4.6 million associated with the Company's restructuring of operations.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE
     MAXXAM Inc. ("MAXXAM") and MAXXAM Group Holdings Inc. ("MGHI"), a wholly owned subsidiary of MAXXAM, collectively own approximately 63% of the Company's Common Stock, par value $.01 per share. The remaining approximately 37% of the Company's Common Stock is publicly held.

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

     The Company also has an effective "shelf" registration statement covering the offering from time to time of up to $150.0 million of equity securities. Any such offering will only be made by means of a prospectus.

     The Credit Agreement does not permit the Company or KACC to pay any dividends on their common stock.

OPERATING ACTIVITIES
     At September 30, 1997, the Company had working capital of $469.8 million, compared with working capital of $414.3 million at December 31, 1996. The increase in working capital was due primarily to an increase in Receivables and a decrease in Accounts payable partially offset by a decrease in Cash and cash equivalents.

INVESTING ACTIVITIES
     Capital expenditures during the quarter and nine months ended September 30, 1997, were $25.9 million and $94.7 million, respectively, and were used primarily to acquire the Bellwood extrusion facility from Reynolds, improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. The Company's first Micromill(TM) facility, which was constructed in Nevada during 1996 as a demonstration and production facility, achieved operational start-up by year-end 1996. The facility remained in a start-up mode during the first nine months of 1997 as the Company continued its efforts to implement the Micromill(TM) technology on a full scale basis. While the Micromill(TM) technology has not yet been fully implemented or commercialized, and no assurances can be given that the Company will ultimately be successful in this regards, the Company currently expects to commence limited product shipments to customers in the fourth quarter of 1997.

     Total consolidated capital expenditures (of which approximately 7% is expected to be funded by the Company's minority partners in certain foreign joint ventures) are expected to be between $70.0 and $140.0 million per annum in each of 1997 through 1999. Management continues to evaluate numerous projects, all of which require substantial capital, including the Company's Micromill project, and other potential opportunities both in the United States and overseas.

     Subsequent to September 30, 1997, a joint decision was made by a KACC subsidiary and its joint venture partner to terminate and dissolve the Sino-foreign aluminum joint venture in which the subsidiary had invested approximately $9.0 million in 1995. Under the terms of the joint venture agreement and Chinese law, a distribution of the joint venture's net assets is to be made to each of the parties in respect of their individual ownership interests. The amount that will ultimately be received upon dissolution and the associated terms of any payments are the subject of ongoing negotiations and is subject to certain governmental approvals by officials of the People's Republic of China.

FINANCING ACTIVITIES AND LIQUIDITY

     At September 30, 1997, the Company had long-term debt of $972.0 million, compared with $961.9 million at December 31, 1996. The change in long-term debt between periods is primarily the result of $19.0 million of proceeds from the Spokane County, Washington, Solid Waste Disposal Revenue Bonds, which were loaned to KACC to finance certain qualifying capital expenditures at its Mead smelter, offset by scheduled payments of the current portion of long-term debt.

     At September 30, 1997, $273.8 million (of which $73.8 million could have been used for letters of credit) was available to KACC under the Credit Agreement. Loans under the Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option. During the quarter and nine month period ended September 30, 1997, the average per annum interest rates on loans outstanding under the Credit Agreement were approximately 9.0% and 9.5%, respectively. Upon completion of the acquisition of the Bellwood facility, Kaiser Bellwood Corporation became a subsidiary guarantor under the indentures in respect of KACC's 9-7/8% Senior Notes due 2002, 10-7/8% Series B and Series D Senior Notes due 2006, and 12-3/4% Senior Subordinated Notes due 2003.

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

     *3.3 Amended and Restated Bylaws of KAC, dated October 1, 1997.

     *4.7 Eleventh Amendment to Credit Agreement and Limited Waivers, dated as of October 20, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent.

     *27  Financial Data Schedule.

     (b)  Reports on Form 8-K.

     A Current Report on Form 8-K was filed by the Company (under Item 5.) on August 15, 1997, announcing the Company's intention to redeem its 8.255% PRIDES, Convertible Preferred Stock, par value $.05 per share ("PRIDES"), on August 29, 1997, pursuant to the PRIDES Certificate of Designations.












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

                                             KAISER ALUMINUM CORPORATION


                                             /s/  John T. La Duc
                                        By: ----------------------------
                                                   John T. La Duc
                                                Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)


                                             /s/  Daniel D. Maddox
                                        By: ----------------------------
                                                  Daniel D. Maddox
                                               Controller - Corporate
                                             Consolidation and Reporting
                                           (Principal Accounting Officer)



Dated:    November 5, 1997