Form 10-K
period 1997-12-31
KAISER ALUMINUM CORP
filed 1998-03-26
CIK 811596

=================================================================

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1997
          Commission file number 1-9447



                             KAISER ALUMINUM CORPORATION
                (Exact name of registrant as specified in its charter)

                     DELAWARE                          94-3030279
               (State of Incorporation)             (I.R.S. Employer
                                             Identification No.)


                5847 SAN FELIPE, SUITE 2600, HOUSTON, TEXAS 77057-3010
                 (Address of principal executive offices)   (Zip Code)

           Registrant's telephone number, including area code:  (713) 267-
               3777

             Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
                Title of each class                on which registered
                -------------------                -------------------

           Common Stock, $.01 par value          New York Stock Exchange


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
          90 days.  Yes  X    No
                        ___      ____

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

          As of March 17, 1998, there were 79,142,903 shares of the Common Stock of the registrant outstanding. Based upon New York Stock Exchange closing prices on March 17, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates was $270.5 million.

          Certain portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1997, are incorporated by reference into Parts I, II, and IV of this Report on Form 10-K. Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.


          =================================================================












                                         NOTE





          Kaiser Aluminum Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 20-24 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:



                                        Corporate Secretary
                                        Kaiser Aluminum Corporation
                                        5847 San Felipe, Suite 2600
                                        Houston, Texas  77057-3010





                                         (i)


                                  TABLE OF CONTENTS

                                                                       Page
                                                                      -----

          PART I                                                          1

               ITEM 1.   BUSINESS                                         1

               ITEM 2.   PROPERTIES                                      10

               ITEM 3.   LEGAL PROCEEDINGS                               10

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS                                         11

          PART II                                                        11

               ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS                   11

               ITEM 6.   SELECTED FINANCIAL DATA                         12

               ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS           12

               ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA     12

               ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE           12

          PART III                                                       12

               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                         12

               ITEM 11.  EXECUTIVE COMPENSATION                          12

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT                                12

               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                                                         12

          PART IV                                                        12

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                           REPORTS ON FORM 8-K                           12

          SCHEDULE I                                                     15

          SIGNATURES                                                     19

          INDEX OF EXHIBITS                                              20

          EXHIBIT 21     SUBSIDIARIES                                    25


                                         (ii)


          PART I

          ITEM 1.   BUSINESS

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (see, for example, Item 1. "Business - Profit Improvement Program," " - Business Development in Strategic Areas," " - Production Operations," " - Competition," " - Research and Development," and " - Environmental Matters," and Item 3. "Legal Proceedings"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report and the financial portion of the Company's 1997 Annual Report to Shareholders (see Items 6 through 8 of this Report) identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

          General

          Kaiser Aluminum Corporation (the "Company"), a Delaware corporation organized in 1987, is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM and one of its wholly-owned subsidiaries together own approximately 63% of the Company's Common Stock, with the remaining approximately 37% publicly held. The Company, through its subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by KACC in its operations, KACC sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1997, KACC produced approximately 2,945,000 tons* of alumina, of which approximately 66% was sold to third parties, and produced approximately 493,000 tons of primary aluminum, of which approximately 67% was sold to third parties. KACC is also a major domestic supplier of fabricated aluminum products. In 1997, KACC shipped approximately 400,000 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of total United States domestic shipments. Note 11 of the Notes to Consolidated Financial Statements contained in the Company's 1997 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

          The Company's operations are conducted through KACC's business units which compete throughout the aluminum industry. The following table sets forth total shipments and intracompany transfers of KACC's alumina, primary aluminum, and fabricated aluminum operations:


                                                                      Year Ended December 31,
                                                          ----------------------------------------------
                                                                    1997            1996            1995
                                                          --------------  --------------  --------------
                                                                      (in thousands of tons)
          ALUMINA:
               Shipments to Third Parties                        1,929.8         2,073.7         2,040.1
               Intracompany Transfers                              968.0           912.4           800.6
          PRIMARY ALUMINUM:
               Shipments to Third Parties                          327.9           355.6           271.7
               Intracompany Transfers                              164.2           128.3           217.4
          FABRICATED ALUMINUM PRODUCTS:
               Shipments to Third Parties                          400.0           327.1           368.2

          * All references to tons in this Report refer to metric tons of 2,204.6 pounds.

          ITEM 1.   BUSINESS (CONTINUED)

          Profit Improvement Program

          In October 1996, KACC established a goal of achieving $120 million per year of pre-tax cost reductions and other profit improvements, independent of metal price changes, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. At the end of 1997, KACC had achieved approximately half of the desired profit improvement. This program is being effected through reductions in production costs, decreases in corporate general and administrative expenses, and enhancements to product mix and volume throughput. There can be no assurance that the initiative will result in the desired cost reductions and other profit improvements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events and Developments" and Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

          Business Development in Strategic Areas

          KACC's strategic objectives include both improving the financial performance of its existing facilities (see "-Profit Improvement Program") and implementing modifications to its existing portfolio of businesses and assets in an effort to focus its business activities in areas which hold the best potential for improving KACC's financial performance. KACC is actively pursuing opportunities to increase its participation in businesses and assets in targeted areas of its portfolio consistent with its strategic objectives, by internal investment and by acquisition, both domestically and internationally, by using its technical expertise and capital to form joint ventures or to acquire equity in aluminum-related facilities. Recent examples of such activities include the formation with Accuride Corporation of a joint venture to design, manufacture and market heavy duty aluminum wheels for the commercial transportation industry, and the acquisition of an aluminum extrusion plant in Richmond, Virginia, from Reynolds Metals Company, in the second quarter of 1997. See "-Production Operations."

          Sensitivity to Prices and Hedging Programs

          The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to three months. From time to time in the ordinary course of business KACC enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively lock-in or fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for its anticipated sales, and/or
          (iii) to permit KACC to realize possible upside price movements. See Notes 1 and 10 of the Notes to Consolidated Financial Statements in the Annual Report.

          ITEM 1.   BUSINESS (CONTINUED)

          Production Operations

          -    Alumina
               -------

          The following table lists KACC's bauxite mining and alumina refining facilities as of December 31, 1997:

                                                                                           Annual
                                                                                       Production           Total
                                                                                         Capacity          Annual
                                                                          Company    Available to      Production
          Activity                       Facility        Location       Ownership     the Company        Capacity
          --------------           --------------  --------------  --------------  --------------  --------------
                                                                                           (tons)          (tons)
          Bauxite Mining           KJBC(1)         Jamaica                    49%       4,500,000       4,500,000
                                   Alpart(2)       Jamaica                    65%       2,275,000       3,500,000
                                                                                   --------------  --------------

                                                                                        6,775,000       8,000,000
                                                                                   ==============  ==============

          Alumina Refining         Gramercy        Louisiana                 100%       1,050,000       1,050,000
                                   Alpart          Jamaica                    65%         942,500       1,450,000
                                   QAL             Australia                28.3%         973,500       3,440,000
                                                                                   --------------  --------------

                                                                                        2,966,000       5,940,000
                                                                                   ==============  ==============


          ------------
          (1) Although KACC owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of KJBC's output.
          (2) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.

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

          Alpart holds bauxite reserves and owns a 1,450,000 ton per year alumina plant located in Jamaica. KACC owns a 65% interest in Alpart, and Hydro Aluminium a.s ("Hydro") owns the remaining 35% interest. KACC has management responsibility for the facility on a fee basis. KACC and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2,000,000 tons per year, through the year 2024.

          In June 1997, Alpart and JAMALCO, a joint venture between affiliates of Aluminum Company of America and the government of Jamaica, jointly announced that they had signed a non-binding letter of intent agreeing to consolidate their bauxite mining operations in Jamaica, with the objective of optimizing operating and capital costs. The transaction is subject to various conditions, including the negotiation of definitive agreements, third party consents, and board approvals. No assurance can be given that the conditions will be satisfied or that the transaction will be consummated.

          KACC owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including KACC, purchase bauxite from another QAL stockholder under long-term supply contracts. KACC has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. KACC is unconditionally obligated to pay amounts calculated to service its share ($97.6 million at December 31, 1997) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

          ITEM 1.   BUSINESS (CONTINUED)

          KACC's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and reduction-grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. All of KACC's third-party sales of bauxite in 1997 were made to two customers, the largest of which accounted for approximately 91% of such sales. KACC also sold alumina in 1997 to 29 customers, the largest and top five of which accounted for approximately 24% and 85% of such sales, respectively. See "- Competition." The Company believes that among alumina producers KACC is the world's second largest seller of smelter grade alumina to third parties. KACC's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See "- Sensitivity to Prices and Hedging Programs."

          -    Primary Aluminum Products
               -------------------------

          The following table lists KACC's primary aluminum smelting facilities as of December 31, 1997:

                                                                                  Annual Rated           Total           1997
                                                                                      Capacity          Annual        Average
                                                                       Company    Available to           Rated      Operating
          Location                                Facility           Ownership     the Company        Capacity           Rate
          ------------------------------          -------------  -------------  --------------  --------------  -------------
                                                                                        (tons)          (tons)
          Domestic
               Washington                         Mead                    100%         200,000         200,000           108%
               Washington                         Tacoma                  100%          73,000          73,000           103%
                                                                                --------------  --------------
                    Subtotal                                                           273,000         273,000
                                                                                --------------  --------------
          International
               Ghana                              Valco                    90%         180,000         200,000            76%
               Wales, United Kingdom              Anglesey                 49%          55,000         112,000           118%
                                                                                --------------  --------------
                    Subtotal                                                           235,000         312,000
                                                                                --------------  --------------
                         Total                                                         508,000         585,000
                                                                                ==============  ==============


          The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 64% of Mead's 1997 production was used at KACC's Trentwood, Washington, rolling mill, and the balance was sold to third parties. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters.

          KACC is modernizing and expanding the carbon baking furnace at its Mead smelter at an estimated cost of approximately $54.5 million. The project will improve the reliability of the carbon baking operations, increase productivity, enhance safety, and improve the environmental performance of the facility. The first stage of this project, the construction of a new $40.0 million 90,000 ton per year furnace, has been completed and is in operation. The remaining modernization work is expected to be completed in late 1998, when an existing furnace will be rebuilt. A portion of this project was financed with the net proceeds (approximately $18.6 million) of 7.6% Solid Waste Disposal Revenue Bonds due 2027 issued in March 1997 by the Industrial Development Corporation of Spokane County, Washington.

          Electric power represents an important production cost for KACC at its aluminum smelters. In 1995, KACC successfully restructured electric power purchase agreements for its facilities in the Pacific Northwest, which resulted in significantly lower electric power costs in 1996 for the Mead and Tacoma, Washington, smelters compared to 1995 electric power costs. KACC continued to benefit from savings in electric power costs at those facilities in 1997 and expects to continue to benefit from such savings in future years.

          ITEM 1.   BUSINESS (CONTINUED)

          KACC manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by KACC and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. KACC's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement with the Volta River Authority (the "VRA") which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity of power to the market price of primary aluminum. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994-1998 period.

          Effective January 1, 1998, the VRA reduced the allocation of electric power to the Valco smelter. The Company announced that, due to the reduced power allocation, Valco expected to operate three potlines in 1998 compared to the four potlines which were operated throughout 1997. During February 1998, Valco and the VRA reached an agreement whereby Valco agreed to receive compensation in lieu of the power necessary to operate one of its three remaining operating potlines. Compensation under the agreement is expected to substantially offset the financial impact of the curtailment of that potline. As a result of the curtailment, Valco said that it expected to operate two of its five potlines after February 25, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events and Developments" in the Annual Report.

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

          KACC has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology - which includes the redesign of the cathodes, anodes and bus that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, and a computerized process control and energy management system - has significantly contributed to increased and more efficient production of primary aluminum and enhanced KACC's ability to compete more effectively with the industry's newer smelters. KACC is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ KACC's technical and managerial knowledge. See "-Research and Development."

          During October 1997, a joint decision was made by a KACC subsidiary and its joint venture partner to terminate and dissolve the Sino-foreign aluminum joint venture formed in 1995. In January 1998, the KACC subsidiary reached an agreement to sell its interests in the venture to its partner. The terms of the agreement are subject to certain governmental approvals by officials of the People's Republic of China.

          KACC's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1997, KACC sold its primary aluminum production not utilized for internal purposes to approximately 52 customers, the largest and top five of which accounted for approximately 13% and 47% of such sales, respectively. See "- Competition." Marketing and sales efforts are conducted by personnel located in Pleasanton, California, Houston, Texas, and Tacoma and Spokane, Washington. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

          -    Fabricated Aluminum Products
               ----------------------------

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

          ITEM 1.   BUSINESS (CONTINUED)

          Fabricated aluminum products are manufactured by two business units - flat-rolled products and engineered products. The products include heat-treated products; body, lid, and tab stock for beverage containers; sheet and plate products; screw machine stock; redraw rod; forging stock; truck wheels and hubs; air bag canisters; engine manifolds; and other castings, forgings and extruded products, which are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in KACC's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

          Flat-Rolled Products - The flat-rolled products business unit operates the Trentwood, Washington, rolling mill and the Micromill(TM) facility, near Reno, Nevada. The Trentwood facility accounted for approximately 62% of KACC's 1997 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat-treat products), the beverage container market (producing body, lid, and tab stock), and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors.

          KACC continues to enhance the process and product mix of its Trentwood rolling mill in an effort to maximize its profitability and maintain full utilization of the facility. KACC is implementing a plan to expand its annual production capacity of heat-treated flat-rolled products at the Trentwood facility by approximately one-third over 1996 levels, most of which was achieved in 1997. Implementation of the plan also will enable KACC to improve the reliability of its heat-treated operations, enhance the quality of its heat-treat products, and improve Trentwood's operating efficiency. The project is estimated to cost approximately $22.0 million and is expected to be completed in late 1998. Global sales of KACC's heat-treat products have increased significantly over the last several years and are made primarily to the aerospace and general engineering markets, which have been experiencing growth in demand. In 1997, the business unit shipped products to approximately 141 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 17% of the business unit's revenue.

          KACC's flat-rolled products are also sold to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides KACC with a transportation advantage. Quality of products for the beverage container industry, service, and timeliness of delivery are the primary bases on which KACC competes. In recent years KACC has made significant capital expenditures at Trentwood in rolling technology and process control to improve the metal integrity, shape and gauge control of its products. The Company believes that such improvements have enhanced the quality of KACC's products for the beverage container industry and the capacity and efficiency of KACC's manufacturing operations, and that KACC is one of the highest quality producers of aluminum beverage can stock in the world. In 1997, the business unit had 37 domestic and foreign can stock customers. The largest and top five of such customers accounted for approximately 15% and 27%, respectively, of the business unit's revenue. See "- Competition." The marketing staff for the business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to end-use customers and distributors from four sales offices in the United States, from sales offices in England and Japan, and by independent sales agents in Europe, Asia and Latin America.

          The first Micromill(TM) facility, constructed in 1996 as a demonstration and production facility, was in a start-up mode during 1997. Micromill(TM) technology is based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot and cold rolling mills. Assuming the successful implementation and commercialization of the Micromill(TM) technology, the capital and conversion costs of Micromill(TM) facilities are expected to be significantly lower than conventional rolling mills. KACC is continuing its efforts to implement the Micromill(TM) technology on a full-scale basis.
          The facility is currently shipping qualification quantities of product to various customers. However, the Micromill(TM) technology has not yet been fully implemented or commercialized, and there can be no assurance that it will be successfully implemented and commercialized for use at full-scale facilities.

          Engineered Products - The engineered products business unit maintains its headquarters and a sales and engineering office in Southfield, Michigan, which works with car makers and other customers, the Company's Center for Technology ("CFT," see "-Research and Development"), and plant personnel to create new automotive component designs and to improve existing products. The business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forging and casting) facilities in the United States and in Canada. Soft-alloy extrusion facilities are located in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; Richmond, Virginia; and London, Ontario, Canada. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. The Richmond, Virginia, facility, acquired in mid-1997 by Kaiser Bellwood Corporation, a wholly-owned subsidiary of the Company, increased KACC's extruded products capacity and enhanced its existing extrusion business due to that facility's ability to manufacture seamless tubing and large circular extrusions and to serve the distribution and ground transportation industries. Hard-alloy rod and bar extrusion facilities are located in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet. A facility located in Richland, Washington, produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. The business unit also operates a cathodic protection business located in Tulsa, Oklahoma, that extrudes both aluminum and magnesium. Major markets for extruded products are in the transportation industry, to which the business unit provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets.

          The engineered products business unit operates forging facilities at Oxnard, California, and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio; and participates in a joint venture with Accuride Corporation, located in Erie, Pennsylvania, and Cuyahoga Falls, Ohio, that designs, manufactures and markets aluminum wheels for the commercial transportation industry. The business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged and cast aluminum make it particularly well-suited for automotive applications. The business unit's casting facility manufactures aluminum engine manifolds for the automobile, truck and marine markets.

          In 1997, the engineered products business unit had 641 customers, the largest and top five of which accounted for approximately 8% and 18%, respectively, of the business unit's revenue. See "- Competition." Sales are made directly from plants, as well as marketing locations elsewhere in the United States.

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

          Research and Development

          KACC conducts research and development activities principally at two facilities - CFT in Pleasanton, California, and the Northwest Engineering Center adjacent to the Mead smelter in Washington. Net expenditures for company-sponsored research and development activities were $19.7 million in 1997, $20.5 million in 1996, and $18.5 million in 1995. KACC's research staff totaled 133 at December 31, 1997. KACC estimates that research and development net expenditures will be approximately $11.6 million in 1998.

          ITEM 1.   BUSINESS (CONTINUED)

          CFT performs research and development across a range of aluminum process and product technologies to support KACC's business units and new business opportunities. It also selectively offers technical services to third parties. Significant efforts are directed at product and process technology for the aircraft, automotive, and can sheet markets, and aluminum reduction cell models which are applied to improving cell designs and operating conditions. The Northwest Engineering Center maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. The Northwest Engineering Center supports KACC's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements.

          CFT and the Reno, Nevada, facility are continuing their efforts to implement the Micromill(TM) technology for the production of can sheet and other sheet products. See "-Production Operations
          - Fabricated Aluminum Products - Flat-Rolled Products."

          KACC licenses its technology and sells technical and managerial assistance to other producers worldwide. KACC's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Jamaica, Sweden, Germany, Russia, India, Australia, Korea, New Zealand, Ghana, United Arab Emirates, Bahrain, Venezuela, Brazil, and the United Kingdom. KACC has technical services contracts with smelters in Wales, Africa, Europe, the Middle East, and India.

          Employees

          During 1997, KACC employed an average of 9,553 persons, compared with an average of 9,567 employees in 1996, and 9,546 employees in 1995. At December 31, 1997, KACC's work force was 9,597, including a domestic work force of 6,081, of whom 4,118 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 72% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America which expires September 30, 1998. The Labor Contract covers KACC's plants in Spokane (Trentwood and
          Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio. The Company anticipates that the Labor Contract will be renegotiated during 1998.

          The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly or more frequent bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant or departmental performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement has been phased into base wages. In the first half of 1998, KACC will acquire up to $4,000 per employee (80 shares) of preference stock held in a stock plan for the benefit of certain employees covered by the Labor Contract. KACC will make comparable acquisitions of preference stock held for the benefit of certain salaried employees.

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

          From time to time, KACC is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by KACC. KACC currently is subject to certain lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). See "Legal Proceedings." KACC, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. KACC's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. The Washington State Department of Ecology has advised KACC that there are several options for remediation at the Mead facility that would be acceptable to the Department. KACC expects that one of these remedial options will be agreed upon and incorporated into a Consent Decree. In addition, in connection with certain of its asset sales, KACC has agreed to indemnify the purchasers with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities.

          Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At December 31, 1997, the balance of such accruals, which are primarily included in Long-term liabilities, was $29.7 million. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation to be performed. The Company expects remediation to occur over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $8.0 million per year for the years 1998 through 2002 and an aggregate of approximately $8.0 million thereafter. Cash expenditures of $5.6 million in 1997, $8.8 million in 1996, and $4.5 million in 1995 were charged to previously established accruals relating to environmental costs. Approximately $5.1 million is expected to be charged to such accruals in 1998.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $18.0 million. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, the Company currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. In addition to cash expenditures charged to environmental accruals, environmental capital spending was $6.8 million in 1997, $18.4 million in 1996, and $9.2 million in 1995. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $27.5 million in 1997, $30.1 million in 1996, and $26.0 million in 1995. Legislative, regulatory and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1998-1999 period, environmental capital spending will be within the range of approximately $5.0 million to $7.0 million per year, and operating costs for pollution control will be approximately $35.0 million per year.

          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental and Asbestos Contingencies" in the Annual Report.

          The portion of Note 9 of the Notes to Consolidated Financial Statements in the Annual Report under the headings "Environmental Contingencies" and "Asbestos Contingencies" is incorporated herein by reference.

          ITEM 2.   PROPERTIES

          The locations and general character of the principal plants, mines, and other materially important physical properties relating to KACC's operations are described in "Business - The Company - Production Operations" and those descriptions are incorporated herein by reference. KACC owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although KACC's domestic aluminum smelters and alumina facility were initially designed early in KACC's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The Company believes that KACC's plants are cost competitive on an international basis.

          KACC's obligations under the Credit Agreement entered into on February 15, 1994, as amended (the "Credit Agreement"), are secured by, among other things, mortgages on KACC's major domestic plants (other than the Gramercy alumina refinery and Nevada Micromill(TM)). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Liquidity" and Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

          ITEM 3.   LEGAL PROCEEDINGS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1, above, for cautionary information with respect to such forward-looking statements.

          Aberdeen Pesticide Dumps Site Matter

          The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina (collectively, the "Sites"). The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid-1930's through the late-1980's. The EPA issued unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including KACC, to perform the soil remedial design and remedial action and groundwater remediation for three of the Sites. In March 1997, nine of the corporate respondents, including KACC, entered into a Settlement Agreement and Participation Agreement which allocates one hundred percent of all costs incurred or to be incurred at each of the Sites. Thereafter, the nine respondents entered into a Partial Consent Decree with the United States Department of Justice (the "DOJ") and the EPA regarding the work to be performed by the respondents and their responsibility for past and future response costs incurred by the United States. This Partial Consent Decree was lodged with the United States District Court in December 1997. Based on current estimates of future costs, the Company believes that KACC's aggregate financial exposure at these Sites is less that $2.0 million.

          United States of America v. Kaiser Aluminum & Chemical
          Corporation

          In February 1989, a civil action was filed by the DOJ at the request of the EPA against KACC in the United States District Court alleging that emissions from certain stacks at KACC's Trentwood facility in Spokane, Washington, intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. KACC and the EPA, without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a Consent Decree, which was approved by a Consent Order entered by the United States District Court for the Eastern District of Washington in January 1996. As approved, the Consent Decree settles the underlying disputes and requires KACC to (i) pay a $.5 million civil penalty (which penalty has been paid), (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with the opacity standard in the Washington SIP. KACC has completed the installation of the emission control system. If the relevant furnaces continue to show compliance through July 15, 1998, KACC intends to request termination of the Consent Decree.

          ITEM 3.   LEGAL PROCEEDINGS (CONTINUED)

          Hammons v. Alcan Aluminum Corp. et al

          On March 5, 1996, a class action complaint was filed against the Company, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc, Reynolds Metal Company, and the Aluminum Association in the Superior Court of California for the County of Los Angeles, alleging that the defendants conspired, in violation of the California Cartwright Act (Bus. & Prof. Code Section16720 & 16750), in conjunction with a Memorandum of Understanding ("MOU") entered into in 1994 by representatives of Australia, Canada, the European Union, Norway, the Russian Federation and the United States, to restrict the production of primary aluminum resulting in rises in prices for primary aluminum and aluminum products. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion during the year 1994, before trebling. Plaintiff's counsel has estimated damages to be $4.4 billion per year for each of the two years the MOU was active, which when trebled equals $26.4 billion. On April 2, 1996, the case was removed to the United States District Court for the Central District of California. On July 11, 1996, the Court granted summary judgment in favor of the Company and other defendants and dismissed the complaint as to all defendants. On July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On December 11, 1997, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the District Court. On December 23, 1997, the plaintiff filed a petition for rehearing en banc.

          Asbestos-related Litigation

          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. Subsequent to December 31, 1997, KACC reached agreements settling approximately 25,000 of the pending asbestos-related claims. Also, subsequent to year-end 1997, KACC reached agreements on asbestos-related coverage matters with two insurance carriers under which KACC collected a total of approximately $17.5 million. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental and Asbestos Contingencies" in the Annual Report. The portion of Note 9 of the Notes to Consolidated Financial Statements in the Annual Report under the heading "Asbestos Contingencies" is incorporated herein by reference.

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

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1997.

          PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the New York Stock Exchange under the symbol "KLU". The number of record holders of the Company's Common Stock at March 17, 1998, was 349. Page 51 of the Annual Report, and the information in Note 5 of the Notes to Consolidated Financial Statements under the heading "Loan Covenants and Restrictions" at page 33 of the Annual Report, are incorporated herein by reference. The Company has not paid any dividends on its Common Stock during the two most recent fiscal years.

          The Credit Agreement (Exhibits 4.12 through 4.24 to this Report) contains restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's Common Stock, and the Credit Agreement and the Indentures (Exhibits 4.1 through 4.11 to this Report) contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.24 to this Report, Note 5 of the Notes to Consolidated Financial Statements at pages 32-33 of the Annual Report, and the information under the headings "Financing Activities and Liquidity" and "Capital Structure" at page 20 of the Annual Report, are incorporated herein by reference.

          ITEM 6.   SELECTED FINANCIAL DATA

          Selected financial data for the Company is incorporated herein by reference to the table at page 1 of this Report, to the table at page 14 of the Annual Report, to Note 1 of the Notes to Consolidated Financial Statements at pages 27-29 of the Annual Report, and to pages 49-50 of the Annual Report.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Pages 14-22 of the Annual Report are incorporated herein by reference.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Pages 23-48 and page 51 of the Annual Report are incorporated herein by reference.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

          PART III

          Information required under PART III (Items 10, 11, 12, and 13) has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors, and such information is incorporated by reference from such definitive proxy statement.

          PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

               1.   Financial Statements
                    --------------------

                    The Consolidated Financial Statements of the Company, the Notes to Consolidated Financial Statements, the Report of Independent Public Accountants, and Quarterly Financial Data are included on pages 23-48 and 51 of the Annual Report.

               2.   Financial Statement Schedules                     Page
                    -----------------------------                     ----
                    Report of Independent Public Accountants          14

                    Schedule I
                    Condensed Balance Sheets - Parent Company,
                    Condensed Statements of Income - Parent Company, Condensed Statements of Cash Flows - Parent Company, and Notes to Condensed Financial Statements - Parent
                    Company                                           15-18

                    All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

               3.   Exhibits
                    --------
                    Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 20), which index is incorporated herein by reference.

          (b)  REPORTS ON FORM 8-K

               No Report on Form 8-K was filed by the Company during the last quarter of the period covered by this Report.

          (c)  EXHIBITS

               Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 20), which index is incorporated herein by reference.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          We have audited in accordance with generally accepted auditing standards, the financial statements included in Kaiser Aluminum Corporation and Subsidiary Companies' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I listed in the index at Item 14(a)2. above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                             ARTHUR ANDERSEN LLP



          Houston, Texas
          February 16, 1998


                                      SCHEDULE I
                      CONDENSED BALANCE SHEETS - PARENT COMPANY

                    (In millions of dollars, except share amounts)

                                                                                             December 31,
                                                                                ------------------------------
                                                                                          1997            1996
                                                                                --------------  --------------
          ASSETS
          Current assets:
               Note receivable from KACC                                        $         -     $         8.6
                                                                                --------------  --------------
                         Total current assets                                             -               8.6
          Investment in KACC                                                          1,802.8         1,641.2
                                                                                --------------  --------------
                         Total                                                  $     1,802.8   $     1,649.8
                                                                                ==============  ==============
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities                                                   $         3.2   $         2.4
          Intercompany note payable to KACC, including accrued interest               1,682.6         1,578.1
          Stockholders' equity:
               PRIDES Convertible, par value $.05, issued and outstanding,                -                .4
                    8,673,850 in 1996
               Common stock, par value $.01, authorized 100,000,000 shares:
                    issued and outstanding 78,980,881 and 71,646,789 in 1997 and
                    1996                                                                   .8              .7
               Additional capital                                                       533.8           531.1
               Accumulated deficit                                                     (417.6)         (460.1)
               Additional minimum pension liability                                       -              (2.8)
                                                                                --------------  --------------
                         Total stockholders' equity                                     117.0            69.3
                                                                                --------------  --------------

                         Total                                                  $     1,802.8   $      1,649.8
                                                                                ==============  ==============




           The accompanying notes to condensed financial statements are an integral part of these statements.


                                      SCHEDULE I
                   CONDENSED STATEMENTS OF INCOME - PARENT COMPANY

                               (In millions of dollars)


                                                                         December 31,
                                                        ----------------------------------------------
                                                                  1997            1996            1995
                                                        --------------  --------------  --------------
          Equity in income of KACC                      $       154.2   $       108.7   $       152.8

          Administrative and general expenses                    (1.7)           (2.2)            (.4)

          Interest expense                                     (104.5)          (98.3)          (92.1)
                                                        --------------  --------------  --------------

          Net income                                    $        48.0   $         8.2   $         60.3
                                                        ==============  ==============  ==============



           The accompanying notes to condensed financial statements are an integral part of these statements.

                                      SCHEDULE I
                 CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY

                               (In millions of dollars)




                                                                                         December 31,
                                                                      ----------------------------------------------
                                                                                1997            1996            1995
                                                                      --------------  --------------  --------------
          Cash flows from operating activities:
               Net income                                             $        48.0   $         8.2   $        60.3
               Adjustments to reconcile net income to net cash used
                    for operating activities:
                         Equity in income of KACC                            (154.2)         (108.7)         (152.8)
                         Accrued interest on intercompany note                104.5            98.3            92.1
                              payable to KACC
                         Increase (decrease) in current liabilities             1.6             (.9)             .2
                                                                      --------------  --------------  --------------
                              Net cash used for operating activities            (.1)           (3.1)            (.2)
                                                                      --------------  --------------  --------------
          Cash flows from investing activities:
               Investment in KACC                                               (.3)            (.1)           (1.2)
                                                                      -------------   -------------   -------------
                              Net cash used for investing activities            (.3)            (.1)           (1.2)
                                                                      -------------   -------------   -------------
          Cash flows from financing activities:
               Dividends paid                                                  (4.2)          (10.5)          (20.8)
               Capital stock issued                                              .4              .1             1.2
               Intercompany note issued by KACC - net                           4.2            13.4            15.5
                                                                      -------------   -------------   -------------
                    Net cash provided by (used for) financing                    .4             3.0            (4.1)
                         activities                                   -------------   -------------   -------------
          Net (decrease) increase in cash and cash equivalents                  -               (.2)           (5.5)
               during the year
          Cash and cash equivalents at beginning of year                        -                .2             5.7
                                                                      -------------   -------------   -------------

          Cash and cash equivalents at end of year                    $         -     $         -     $          .2
                                                                      =============   =============   =============
          Supplemental disclosure of non-cash investing activities:
                    Non-cash investment in KACC                       $         4.4             -     $         9.9






           The accompanying notes to condensed financial statements are an integral part of these statements.


                                      SCHEDULE I
               NOTES TO CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY


          1.   BASIS OF PRESENTATION

               Kaiser Aluminum Corporation (the " Company") is a holding company and conducts its operations through its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), which is reported herein using the equity method of accounting. The accompanying parent company condensed financial statements of the Company should be read in conjunction with the 1997 consolidated financial statements of Kaiser Aluminum Corporation and Subsidiary Companies ("Kaiser").


          2.   INTERCOMPANY NOTE PAYABLE

               The Intercompany Note to KACC, as amended, provides for a fixed interest rate of 6-5/8%. No interest or principal payments are due until December 31, 2000, after which interest and principal will be payable over a 15-year term pursuant to a predetermined schedule.


          3.   RESTRICTED NET ASSETS

               The investment in KACC is substantially unavailable to the Company pursuant to the terms of certain debt instruments. The obligations of KACC in respect of the credit facilities under the Credit Agreement are guaranteed by the Company and substantially by all significant subsidiaries of KACC. See
               Note 5 of the Notes to Kaiser's Consolidated Financial
               Statements.


                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KAISER ALUMINUM CORPORATION

               Date:  March 26, 1998         By  George T. Haymaker, Jr.
                                             ------------------------------
                                                 George T. Haymaker, Jr.
                                                  Chairman of the Board
                                               and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Date:  March 26, 1998             George T. Haymaker, Jr.
                                             ------------------------------
                                                 George T. Haymaker, Jr.
                                                  Chairman of the Board
                                               and Chief Executive Officer
                                              (Principal Executive Officer)

               Date:  March 26, 1998                 John T. La Duc
                                             ------------------------------
                                                     John T. La Duc
                                                Vice President and Chief
                                                   Financial Officer
                                              (Principal Financial Officer)

               Date:  March 26, 1998                Daniel D. Maddox
                                             ------------------------------
                                                    Daniel D. Maddox
                                                 Controller - Corporate
                                               Consolidation and Reporting
                                             (Principal Accounting Officer)

               Date:  March 26, 1998              Robert J. Cruikshank
                                             ------------------------------
                                                  Robert J. Cruikshank
                                                        Director

               Date:  March 26, 1998               Charles E. Hurwitz
                                             ------------------------------
                                                   Charles E. Hurwitz
                                                        Director

               Date:  March 26, 1998                  Ezra G. Levin
                                             ------------------------------
                                                      Ezra G. Levin
                                                        Director

               Date:  March 26, 1998                  Robert Marcus
                                             ------------------------------
                                                      Robert Marcus
                                                        Director

               Date:  March 26, 1998                Robert J. Petris
                                             ------------------------------
                                                    Robert J. Petris
                                                        Director


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

          *3.3 Certificate of Retirement of Kaiser Aluminum Corporation, dated February 12, 1998.

           3.4 Amended and Restated By-Laws of Kaiser Aluminum Corporation, dated October 1, 1997 (incorporated by reference to Exhibit
               3.3 to the Report on Form 10-Q for the quarterly period ended September 30, 1997, filed by KAC, File No. 1-9447).

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

           4.4 Third Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.1 to the report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

           4.5 Indenture, dated as of February 17, 1994, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC's 9-7/8% Senior Notes Due 2002 (incorporated by reference to Exhibit
               4.3 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

           4.6 First Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 17, 1994
               (incorporated by reference to Exhibit 4.5 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).

           4.7 Second Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.2 to the report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

           4.8 Indenture, dated as of October 23, 1996, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC and Kaiser Texas Sierra Micromills, LLC, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC's 10-7/8% Series B Senior Notes Due 2006 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KAC, File No. 1-9447).

          Exhibit
          Number         Description
          ------         -----------

           4.9 First Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of October 23, 1996 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

           4.10 Indenture, dated as of December 23, 1996, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser
               Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, and Kaiser Texas Sierra Micromills, LLC, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC's 10
               7/8% Series D Senior Notes due 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, dated January 2, 1997, filed by KACC, Registration No. 333-19143).

           4.11 First Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of December 23, 1996 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

           4.12 Credit Agreement, dated as of February 15, 1994, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent
               (incorporated by reference to Exhibit 4.4 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

           4.13 First Amendment to Credit Agreement, dated as of July 21, 1994, amending the Credit Agreement, dated as of February 15, 1994, among KAC, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1994, filed by KAC, File No. 1-9447).

           4.14 Second Amendment to Credit Agreement, dated as of March 10, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.6 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File
               No. 1-9447).

           4.15 Third Amendment to Credit Agreement, dated as of July 20, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1995, filed by KAC, File No. 1-9447).

           4.16 Fourth Amendment to Credit Agreement, dated as of October 17, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1995, filed by KAC, File No. 1-9447).

           4.17 Fifth Amendment to Credit Agreement, dated as of December 11, 1995, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.11 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).

           4.18 Sixth Amendment to Credit Agreement, dated as of October 1, 1996, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KAC, File No. 1-9447).

          Exhibit
          Number         Description
          ------         -----------

           4.19 Seventh Amendment to Credit Agreement, dated as of December 17, 1996, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-4, dated January 2, 1997, filed by KACC, Registration No. 333-19143).

           4.20 Eighth Amendment to Credit Agreement, dated as of February 24, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, Kaiser, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.16 to the Report on Form 10-K for the period ended December 31, 1996, filed by KAC, File No. 1-9447).

           4.21 Ninth Amendment to Credit Agreement, dated as of April 21, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.5 to the Report on From 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

           4.22 Tenth amendment to Credit Agreement, dated as of June 25, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.6 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

           4.23 Eleventh Amendment to Credit Agreement, dated as of October 20, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.7 to the Report on Form 10-Q for the quarterly period ended September 30, 1997, filed by KAC, File No. 1-9447).

          *4.24     Twelfth Amendment to Credit Agreement, dated as of
               January 13, 1998, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent.

           4.25 Intercompany Note between KAC and KACC (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM
               Inc. ("MAXXAM"), File No. 1-3924).

           4.26 Confirmation of Amendment of Non-Negotiable Intercompany Note, dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit
               10.12 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM, File No. 1-3924).

           4.27 Senior Subordinated Intercompany Note between KAC and KACC dated February 15, 1994 (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

           4.28 Senior Subordinated Intercompany Note between KAC and KACC dated March 17, 1994 (incorporated by reference to
               Exhibit 4.23 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

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



          Exhibit
          Number         Description
          ------         -----------

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

                    Executive Compensation Plans and Arrangements
                          [Exhibits 10.5 - 10.14, inclusive]

           10.5     KACC's Bonus Plan (incorporated by reference to Exhibit
               10.25 to Amendment No. 6 to the Registration Statement on Form S-1, dated December 14, 1989, filed by KACC, Registration No. 33-30645).

           10.6 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

           10.7 Kaiser 1995 Employee Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended
               March 31, 1995, filed by KAC, File No. 1-9447).

           10.8 Kaiser 1995 Executive Incentive Compensation Program (incorporated by reference to Exhibit 99 to the Proxy Statement, dated April 26, 1995, filed by KAC, File No. 1-9447).

           10.9 Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement, dated April 29, 1997, filed by KAC, File No. 1-9447).

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

          *10.12    Second Amendment to Employment Agreement, dated as of
               December 10, 1997, by and between KAC, KACC, and George
               T. Haymaker, Jr.

           10.13 Letter Agreement, dated January 1995, between KAC and Charles E. Hurwitz, granting Mr. Hurwitz stock options under the Kaiser 1993 Omnibus Stock Incentive Plan
               (incorporated by reference to Exhibit 10.17 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

           10.14 Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC Common Stock
               (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

          *13 The portions of KAC's Annual Report to shareholders for the year ended December 31, 1997, which are incorporated by reference into this Report.


          Exhibit
          Number         Description
          ------         -----------

          *21  Significant Subsidiaries of KAC.

          *23.1     Consent of Independent Public Accountants.

          *23.2     Consent of Wharton Levin Ehrmantraut Klein & Nash, P.A.

          *23.3     Consent of Thelen, Marrin, Johnson & Bridges LLP.

          *27  Financial Data Schedule.

          ----------

          *    Filed herewith

                                                                 Exhibit 21


                                    SUBSIDIARIES

          Listed below are the principal subsidiaries of Kaiser Aluminum Corporation, the jurisdiction of their incorporation or organization, and the names under which such subsidiaries do business. Certain subsidiaries are omitted which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

                                                            Place of
                                                            Incorporation
          Name                                              or Organization
          ----                                              ---------------

               Alpart Jamaica Inc.                          Delaware
               Alumina Partners of Jamaica (partnership)    Delaware
               Anglesey Aluminium Limited                   United Kingdom
               Kaiser Alumina Australia Corporation         Delaware
               Kaiser Aluminium International, Inc.         Delaware
               Kaiser Aluminum & Chemical Corporation       Delaware
               Kaiser Aluminum & Chemical of Canada Limited Ontario
               Kaiser Bauxite Company                       Nevada
               Kaiser Finance Corporation                   Delaware
               Kaiser Jamaica Bauxite Company (partnership) Jamaica
               Kaiser Jamaica Corporation                   Delaware
               Queensland Alumina Limited                   Queensland
               Volta Aluminium Company Limited              Ghana





          Principal California                     Oklahoma
          Domestic  ----------                     --------
          Operations     Los Angeles (City              Tulsa
          (Partial List) of Commerce)                        Engineered
                              Engineered                     Products
                              Products             Pennsylvania
                         Los Angeles (Santa        ------------
                         Fe Springs)                    Erie (50%)
                              Engineered                     Engineered
                              Products                       Products
                              Fabricating          South Carolina
                         Oxnard                    --------------
                              Engineered                Greenwood
                              Products                       Engineered
                         Pleasanton                          Products
                              R&D at the                Greenwood
                              Center                         Engineered
                              for                            Products
                              Technology,                    Machine Shop
                              Administrative       Tennessee
                              Offices              ---------
                    Florida                             Jackson
                    -------                                  Engineered
                         Mulberry                            Products
                           Sodium                  Texas
                           Silicofluoride,         -----
                           Potassium                    Houston
                           Silicofluoride                    Kaiser
                    Louisiana                                Aluminum
                    ---------                                Corporation
                         Baton Rouge                         Headquarters
                              Environmental             Sherman
                              Offices                        Engineered
                         Gramercy                            Products
                              Alumina              Virginia
                    Michigan                       --------
                    --------                            Richmond
                         Detroit                             Engineered
                           (Southfield)                      Products
                              Automotive           Washington
                              Product              ----------
                              Development               Mead
                              and Sales                      Primary
                    Nevada                                   Aluminum,
                    ------                                   Northwest
                         Reno                                Engineering
                              Micromill(TM)                  Center
                    Ohio                                Richland
                    ----                                     Engineered
                         Canton                              Products
                              Engineered                Tacoma
                              Products                       Primary
                         Cuyahoga Falls                      Aluminum
                         (50%)                          Trentwood
                              Engineered                     Flat-Rolled
                              Products                       Products
                         Newark
                              Engineered
                              Products

          -----------------------------------------------------------------
          Principal      Australia                 Jamaica
          Worldwide      ---------                 -------
          Operations          Queensland                Alumina Partners of
          (Partial List)      Alumina                   Jamaica (65%)
                              Limited                     Bauxite, Alumina
                              (28.3%)                   Kaiser Jamaica
                                Alumina                 Bauxite Company
                         Canada                         (49%)
                         ------                           Bauxite
                              Kaiser               Russia
                              Aluminum &           ------
                              Chemical of               Kaiser Aluminium
                              Canada Limited            Russia, Inc. (100%)
                              (100%)                      International
                              Engineered                  Business
                              Products                    Development
                         Ghana                     Wales, United Kingdom
                         -----                     ---------------------
                         Volta Aluminium                Anglesey Aluminium
                         Company Limited                Limited (49%)
                         (90%)                            Primary Aluminum
                           Primary Aluminum