Form 10-Q
period 1998-06-30
KAISER ALUMINUM CORP
filed 1998-07-31
CIK 811596

---------------------------------------------------------------------------




                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     At July 27, 1998, the registrant had 79,148,103 shares of Common Stock outstanding.





---------------------------------------------------------------------------

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)


                                                                  June 30,    December 31,
                                                                      1998            1997
                                                            ------------------------------
                           ASSETS                             (Unaudited)
Current assets:
     Cash and cash equivalents                              $       113.4   $        15.8
     Receivables                                                    294.6           340.2
     Inventories                                                    506.8           568.3
     Prepaid expenses and other current assets                      145.6           121.3
                                                            ------------------------------
          Total current assets                                    1,060.4         1,045.6

Investments in and advances to unconsolidated affiliates            141.3           148.6
Property, plant, and equipment - net                              1,159.5         1,171.8
Deferred income taxes                                               322.1           330.6
Other assets                                                        328.6           317.3
                                                            ------------------------------

               Total                                        $     3,011.9   $     3,013.9
                                                            ==============================

             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $       156.7   $       176.2
     Accrued interest                                                37.3            37.6
     Accrued salaries, wages, and related expenses                   85.0            97.9
     Accrued postretirement medical benefit obligation -
          current portion                                            45.3            45.3
     Other accrued liabilities                                      159.7           145.6
     Payable to affiliates                                           79.2            82.7
     Long-term debt - current portion                                 2.0             8.8
                                                            ------------------------------
          Total current liabilities                                 565.2           594.1

Long-term liabilities                                               507.0           491.9
Accrued postretirement medical benefit obligation                   709.2           720.3
Long-term debt                                                      962.5           962.9
Minority interests                                                  120.7           127.7
Commitments and contingencies
Stockholders' equity:
     Common stock                                                      .8              .8
     Additional capital                                             535.4           533.8
     Accumulated deficit                                           (388.9)         (417.6)
                                                            ------------------------------
          Total stockholders' equity                                147.3           117.0
                                                            ------------------------------

               Total                                        $     3,011.9   $     3,013.9
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

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
               (In millions of dollars, except share amounts)



                                                           Quarter Ended                Six Months Ended
                                                             June 30,                       June 30,
                                                  ------------------------------ ------------------------------
                                                            1998            1997           1998            1997
                                                  ------------------------------ ------------------------------
Net sales                                         $       614.8   $       597.1  $     1,211.8   $     1,144.5
                                                  ------------------------------ ------------------------------
Costs and expenses:
     Cost of products sold                                506.1           489.3        1,005.7           950.0
     Depreciation                                          22.3            22.8           45.2            45.9
     Selling, administrative, research and
          development, and general                         31.1            30.0           60.8            62.3
     Restructuring of operations                           -               19.7           -               19.7
                                                  ------------------------------ ------------------------------
               Total costs and expenses                   559.5           561.8        1,111.7         1,077.9
                                                  ------------------------------ ------------------------------

Operating income                                           55.3            35.3          100.1            66.6

Other income (expense):
     Interest expense                                     (26.9)          (28.1)         (54.9)          (55.8)
     Other - net                                           (2.7)           (3.2)          (1.9)            (.4)
                                                  ------------------------------ ------------------------------

Income before income taxes and minority
     interests                                             25.7             4.0           43.3            10.4

(Provision) benefit for income taxes                       (9.0)           11.0          (15.2)            8.6

Minority interests                                         -               (1.3)            .6            (2.7)
                                                  ------------------------------ ------------------------------
Net income                                                 16.7            13.7           28.7            16.3

Dividends on preferred stock                               -               (2.1)          -               (4.2)
                                                  ------------------------------ ------------------------------

Net income available to common shareholders       $        16.7   $        11.6  $        28.7   $        12.1
                                                  ============================== ==============================

Earnings per share:
     Basic                                        $         .21   $         .16  $         .36   $         .17

     Diluted                                      $         .21   $         .16  $         .36   $         .17

Weighted average shares outstanding (000):
     Basic                                               79,145          71,710         79,077          71,683

     Diluted                                             79,234          71,837         79,160          71,829




The accompanying notes to interim consolidated financial statements are an integral part of these statements.


            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (In millions of dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                       ------------------------------
                                                                 1998            1997
                                                       ------------------------------
Cash flows from operating activities:
     Net income                                        $        28.7   $        16.3
     Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
          Depreciation                                          45.2            45.9
          Restructuring of operations                           -               19.7
          Non-cash benefit for income taxes                     -              (12.5)
          Amortization of excess investment over
               equity in unconsolidated affiliates               5.1             5.8
          Amortization of deferred financing costs
               and net discount on long-term debt                2.0             3.0
          Undistributed equity in (income) loss of
               unconsolidated affiliates, net of
               distributions                                     1.5            12.0
          Minority interests                                     (.6)            2.7
          Decrease (increase) in receivables                    33.4           (47.7)
          Decrease (increase) in inventories                    61.5            (5.5)
          Decrease (increase) in prepaid expenses
               and other assets                                 18.2           (15.7)
          Decrease in accounts payable                         (19.5)          (41.6)
          (Decrease) increase in accrued interest                (.3)            2.0
          Decrease in payable to affiliates and
               accrued liabilities                             (36.2)          (18.7)
          Increase (decrease) in accrued and deferred
               income taxes                                      5.3            (6.6)
          Other                                                  7.4             (.9)
                                                       ------------------------------
               Net cash provided (used) by operating
                    activities                                 151.7           (41.8)
                                                       ------------------------------

Cash flows from investing activities:
     Net proceeds from disposition of property and
          investments                                           -               22.1
     Capital expenditures                                      (36.7)          (68.8)
     Other                                                      (3.1)           (2.5)
                                                       ------------------------------
               Net cash used by investing activities           (39.8)          (49.2)
                                                       ------------------------------

Cash flows from financing activities:
     Borrowings under revolving credit facility, net            -               30.0
     Borrowings of long-term debt                               -               19.0
     Repayments of long-term debt                               (7.0)           (5.1)
     Decrease (increase) in restricted cash, net                 1.2           (10.1)
     Incurrence of financing costs                              -                (.5)
     Dividends paid                                             -               (4.2)
     Redemption of minority interests' preference
          stock                                                 (8.5)           (2.0)
                                                       ------------------------------
               Net cash (used) provided by financing
                    activities                                 (14.3)           27.1
                                                       ------------------------------

Net increase (decrease) in cash and cash equivalents
     during the period                                          97.6           (63.9)
Cash and cash equivalents at beginning of period                15.8            81.3
                                                       ------------------------------
Cash and cash equivalents at end of period             $       113.4   $        17.4
                                                       ==============================

Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest        $        53.2   $        50.9
     Income taxes paid                                           8.9             9.1




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

     Operating results for the quarter and six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     See Note 6 regarding recent accounting pronouncements.

2.   INVENTORIES

     The classification of inventories is as follows:


                                                             June 30,    December 31,
                                                                 1998            1997
                                                       ------------------------------
Finished fabricated aluminum products                  $         89.6  $        103.9
Primary aluminum and work in process                            181.4           226.6
Bauxite and alumina                                             111.6           108.4
Operating supplies and repair and maintenance parts             124.2           129.4
                                                       ------------------------------
     Total                                             $        506.8  $        568.3
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

Diluted - Diluted earnings per share include the dilutive effect of outstanding stock options (89,000 and 127,000 shares for the quarters ended June 30, 1998, and 1997, and 83,000 and 146,000 shares for the six-month periods ended June 30, 1998 and 1997, respectively). The Company's 8.255% PRIDES, Convertible Preferred Stock ("PRIDES") have not been treated "as if" converted for purposes of the Diluted computation in the quarter and six months ended June 30, 1997, as such treatment would have been antidilutive.

     In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which, among other things, requires the presentation of "Basic" and "Diluted" earnings per share in lieu of "Primary" and "Fully Diluted" earnings per share data presented in prior periods. In accordance with the provisions of SFAS No. 128, earnings per share data for the quarter and the six-month period ended June 30, 1997, have been restated to conform to the new computation and presentation guidelines of SFAS No. 128. Such restatement did not, however, have any impact on earnings per share amounts previously reported.

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

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1998, the balance of such accruals, which are primarily included in Long-term liabilities, was $28.6. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $2.0 to $9.0 for the years 1998 through 2002 and an aggregate of approximately $7.0 thereafter.

     The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. However, no accruals have been made for any such insurance recoveries, and no assurances can be given that the Company will be successful in its attempt to recover incurred or future costs.

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

ASBESTOS CONTINGENCIES
     KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At June 30, 1998, the number of such claims pending was approximately 83,900, as compared with 77,400 at December 31, 1997. In 1997, approximately 15,600 of such claims were received and 9,300 were settled or dismissed. During the quarter and six months ended June 30, 1998, approximately 5,100 and 10,500 of such claims were received and 2,700 and 4,000 of such claims were settled or dismissed, respectively. However, the foregoing claim and settlement figures as of June 30, 1998, do not reflect the fact that KACC has reached agreements under which it will settle approximately 22,000 of the pending asbestos-related claims over an extended period.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed or be less than these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $167.5, before consideration of insurance recoveries, is included primarily in Long-term liabilities at June 30, 1998. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial.
The Company estimates that annual future cash payments in connection with such litigation will be approximately $15.0 to $22.0 for each of the years 1998 through 2002, and an aggregate of approximately $83.0 thereafter.

     The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. While active coverage litigation has been concluded, the timing and amount of future recoveries from the insurance carriers that remain at risk will depend on the pace of claims review and processing by such carriers, and on the resolution of any disputes which may arise in the course of discussions regarding coverage under their policies. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen Reid & Priest LLP (formerly Thelen, Marrin, Johnson & Bridges LLP) with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $128.1, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at June 30, 1998.

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

     See Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 1997.

5.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

     At June 30, 1998, the net unrealized gain on KACC's position in aluminum forward sales and option contracts, based on an average contract price of $.74 per pound of primary aluminum, natural gas, fuel oil and diesel fuel forward purchase and option contracts, and forward foreign exchange contracts, was approximately $28.3. Any gains or losses on the derivative contracts utilized in KACC's hedging activities are offset by losses or gains, respectively, on the transactions being hedged. However, see Note 6 regarding a recent accounting pronouncement.

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

     From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum.
Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of June 30, 1998, KACC had sold forward, at fixed prices, approximately 47,300 and 24,000 tons* of primary aluminum with respect to 1998 and 1999, respectively. As of June 30, 1998, KACC had also purchased put options to establish a minimum price for approximately 22,500 tons of primary aluminum with respect to 1998 and had entered into option contracts that established a price range for an additional 115,800, and 124,500 tons for 1998 and 1999, respectively. Additionally, at June 30, 1998, KACC also held fixed price purchase contracts for 42,100 tons of primary aluminum with respect to 1998.

     As of June 30, 1998, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1998, 1999 and 2000 at prices indexed to future prices of primary aluminum.

ENERGY
     KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of June 30, 1998, KACC had a combination of fixed price
--------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

purchase and option contracts for the purchase of approximately 45,000 MMBtu of natural gas per day during the remainder of 1998. As of June 30, 1998, KACC also held a combination of fixed price purchase and option contracts for an average of 232,000 and 138,800 barrels per month of fuel oil and diesel fuel for 1998 and 1999, respectively.

FOREIGN CURRENCY
     KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At June 30, 1998, KACC had net forward foreign exchange contracts totaling approximately $198.6 for the purchase of 285.6 Australian dollars from July 1998 through December 2000, in respect of its commitments for 1998 through 2000 expenditures denominated in Australian dollars.

     See Note 10 of the Notes to Consolidated Financial Statements for the year ended December 31, 1997.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1997 and was adopted by the Company as of January 1, 1998. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities).

     Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued in June 1998 and requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating how and when to implement SFAS No. 133.

     Currently, the dollar amount of the Company's comprehensive income adjustments is not significant so there is not a significant difference between "traditional" net income and comprehensive income for the quarters and six-month periods ended June 30, 1998 and 1997. However, differences between comprehensive income and traditional net income may become significant in future periods as a result of SFAS No. 133. As discussed more fully in Note 5, the intent of the Company's hedging program is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at each period end in advance of reflecting the physical transaction to which the hedge relates. Pursuant to SFAS No. 130, the Company will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in fair value of financial instruments will reverse out of comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income when the subsequent physical transaction occurs.

     The combined result of SFAS No's. 130 and 133 will be that there will be fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The amount of such fluctuations could be significant.

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

RECENT EVENTS AND DEVELOPMENTS

     The Company has previously disclosed that it set a goal of achieving $120.0 million of pre-tax cost reductions and other profit improvements, independent of metal price changes, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. Management believes that recent operating performance has been at a rate which indicates that its objective will be achieved during the second half of 1998. However, there are inherent uncertainties regarding operating factors and economic and other external forces (such as the Valco power and domestic labor matters described below), many of which are outside management's direct control, and, as such, no assurances can be given that the desired benefit of profit improvements will be achieved.

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

     Substantially all of KACC's hourly workforce at the Gramercy, Louisiana, alumina reduction facility, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility are covered by a master agreement ("the Labor Contract") with the United Steelworkers of America which expires on September 30, 1998. Negotiations concerning the Labor Contract are expected to commence during the third quarter of 1998.

     During April 1998, the Company's 90%-owned Volta Aluminium Company Limited ("Valco") smelter in Ghana reached an agreement with the Volta River Authority ("VRA") to receive compensation in lieu of the power necessary to run a potline that was curtailed on April 6, 1998. The compensation is expected to substantially mitigate the financial impact of the curtailment. Valco is now operating only one if its five potlines, as compared to 1997, when Valco operated four potlines. Valco had previously curtailed two of its potlines in 1998, one in January, for which it received no compensation, and one in February, for which it will be compensated. As previously announced, the Company has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments beyond 1998. No assurances can be given as to the success of these discussions, the possibility of requests from the VRA for additional curtailments, or as to the operating level of Valco for the remainder of 1998 or beyond.

RESULTS OF OPERATIONS

     The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and six months ended June 30, 1998, and 1997. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

     Interim results are not necessarily indicative of those for a full year.


               SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                (Unaudited)
           (In millions of dollars, except shipments and prices)


                                                           Quarter Ended                 Six Months Ended
                                                             June 30,                        June 30,
                                                  ------------------------------  ------------------------------
                                                            1998            1997            1998            1997
                                                  ------------------------------  ------------------------------
Shipments: (1)
     Alumina                                              652.5           492.3         1,077.1           877.8

     Aluminum products:
          Primary aluminum                                 68.3            82.0           148.8           160.5
          Fabricated aluminum products                    107.8           100.4           213.3           194.3
                                                  ------------------------------  ------------------------------
               Total aluminum products                    176.1           182.4           362.1           354.8
                                                  ==============================  ==============================

Average realized sales price:
     Alumina (per ton)                            $         197   $         196   $         198   $         193
     Primary aluminum (per pound)                           .70             .75             .71             .75

Net sales:
     Bauxite and alumina:
          Alumina                                 $       128.3   $        96.5   $       213.8   $       169.7
          Other (2) (3)                                    26.8            26.5            52.5            53.1
                                                  ------------------------------  ------------------------------
               Total bauxite and alumina                  155.1           123.0           266.3           222.8
                                                  ------------------------------  ------------------------------

     Aluminum processing:
          Primary aluminum                                105.8           135.3           232.0           264.5
          Fabricated aluminum products                    353.0           334.5           709.9           648.9
          Other (3)                                          .9             4.3             3.6             8.3
                                                  ------------------------------  ------------------------------
               Total aluminum processing                  459.7           474.1           945.5           921.7
                                                  ------------------------------  ------------------------------

                  Total net sales                 $       614.8   $       597.1   $     1,211.8   $     1,144.5
                                                  ==============================  ==============================

Operating income (loss):
     Bauxite and alumina                          $        15.1   $         7.5   $        21.2   $         6.0
     Aluminum processing (4)                               57.8            46.2           113.9            97.5
     Corporate (5)                                        (17.6)          (18.4)          (35.0)          (36.9)
                                                  ------------------------------  ------------------------------
          Total operating income                  $        55.3   $        35.3   $       100.1   $        66.6
                                                  ==============================  ==============================

Net income                                        $        16.7   $        13.7   $        28.7   $        16.3
                                                  ==============================  ==============================

Capital expenditures                              $        23.0   $        47.0   $        36.7   $        68.8
                                                  ==============================  ==============================


------------------------------------
(1)  In thousands of metric tons.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
(4) Includes a pre-tax charge of $15.1 related to restructuring of operations for both the quarter and six-month period ended June 30, 1997.
(5) Includes a pre-tax charge of $4.6 related to restructuring of operations for both the quarter and six-month period ended June 30, 1997.

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

     During 1997, the Average Midwest Transaction Price ("AMT Price") for
primary aluminum remained fairly stable generally in the $.75   $.80 range
through November and then declined during December to the $.70 - $.75 range. After beginning 1998 at approximately $.73, the AMT Price for primary aluminum declined to approximately $.69 at the end of March 1998 and further declined to approximately $.63 at the end of June 1998. The AMT Price for primary aluminum for the week ended July 24, 1998, was approximately $.66 per pound.

     See Note 5 of the Notes to Interim Consolidated Financial Statements for a discussion of KACC's hedging activities.

QUARTER AND SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

SUMMARY
     The Company reported net income of $16.7 million, or basic earnings per share of $.21, for the second quarter of 1998, compared to a net income of $13.7 million, or basic earnings per share of $.16, for the same period of 1997. Net sales in the second quarter of 1998 totaled $614.8 million compared to $597.1 million in the second quarter of 1997.

     For the six-month period ended June 30, 1998, net income was $28.7 million, or basic earnings per share of $.36, compared to net income of $16.3 million, or basic earnings per share of $.17, for the six-month period ended June 30, 1997. Net sales for the six months ended June 30, 1998, were $1,211.8 million compared to $1,144.5 million for the first six months of 1997.

     Results for the quarter and six-month periods ended June 30, 1997, include the effect of certain nonrecurring items including a $19.7 million restructuring charge and an offsetting $12.5 million non-cash tax benefit related to settlement of certain matters. Additionally, results for the quarters and six-month periods ended June 30, 1998 and 1997, include charges related to additional litigation reserves of $3.9 million and $5.8 million, respectively.

BAUXITE AND ALUMINA
     Net sales of alumina increased by 33% for the quarter ended June 30, 1998, from the comparable prior year period, as a result of a 33% increase in alumina shipments, resulting from the timing of shipments as well as reduced intracompany shipments to Valco. For the six-month period ended June 30, 1998, net sales of alumina increased by 26%, from the comparable period in the prior year due to a 23% increase in shipments and a 3% increase in average realized prices between periods.

     Operating income for the quarter and six-month period ended June 30, 1998, improved substantially over the comparable prior periods due primarily to the price and volume factors discussed above, as well as reduced energy prices.

ALUMINUM PROCESSING
     Net sales of primary aluminum for the quarter ended June 30, 1998, decreased by 22% from the comparable prior year period as a 16% decrease in shipments, primarily as a result of the aforementioned Valco potline curtailments, as well as a 6% decrease in average realized prices. Net sales of fabricated aluminum products for the quarter ended June 30, 1998, were up 6% as compared to the prior year period as a result of an 8% increase in shipments offset by a 2% decrease in average realized prices. The increase in fabricated aluminum product shipments over the second quarter of 1997 was the result of the Company's June 1997 acquisition of the Bellwood extrusion facility and increased shipments of heat-treat products from KACC's Trentwood, Washington, rolling mill, offset by reduced volumes in the Company's Engineered Products business unit, in part due to the formation of the AKW wheel manufacturing joint venture.

     For the six-month period ended June 30, 1998, net sales for the aluminum processing segment increased by approximately 3% as a 9% increase in net sales of fabricated aluminum products more than offset a 12% decline in net sales of primary aluminum. The increase in fabricated aluminum product net sales, and offsetting decrease in primary aluminum net sales, resulted from the same shipment and price factors discussed in the preceding paragraph.

     Despite a significant decline in the average realized price for primary aluminum, segment operating income for the quarter and six-month period ended June 30, 1998, was essentially flat as compared to the comparable prior year period, after adjusting 1997 results for the impact of the non-recurring items discussed below. The ability to sustain the segment's operating earnings reflects the continued demand for heat-treat products, improvements in operating performance, particularly at the Company's Trentwood, Washington, rolling mill, as well as compensation recorded by the Company (which will be received over a 18-month period beginning in July 1998) for two of the three Valco potlines curtailed during 1998. Reduced power and raw material costs in the primary aluminum operations also contributed to the Company's ability to maintain the prior year earnings level.

     Operating income for the quarter and six-month period ended June 30, 1997, included approximately $2.3 million and $5.2 million, respectively, of operating income related to the settlement of certain issues related to energy service contracts. Operating income for the quarter and six-month period ended June 30, 1997, also includes a $15.1 million charge resulting from the previously discussed restructuring of operations.

CORPORATE
     Corporate operating expenses represent corporate general and administrative expenses, which are not allocated to the Company's business segments. Operating results for the quarter and six-month period ended June 30, 1997, both include a pre-tax charge of approximately $4.6 million associated with the Company's restructuring of operations.

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

OPERATING ACTIVITIES
     At June 30, 1998, the Company had working capital of $495.2 million, compared with working capital of $451.5 million at December 31, 1997. The increase in working capital primarily results from increases in Cash and cash equivalents and Prepaid and other current assets and a decrease in Accounts payable offset, in part, by decreases in Receivables and Inventories.

INVESTING ACTIVITIES
     Capital expenditures during the six months ended June 30, 1998, were $36.7 million and were used primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Total consolidated capital expenditures (of which approximately 8% is expected to be funded by the Company's minority partners in certain foreign joint ventures) are expected to be between $75.0 and $125.0 million per annum in each of 1998 through 2000.

     During the first quarter of 1998, the first Micromill(TM) facility, which was constructed in Nevada during 1996 as a demonstration and production facility, delivered its first commercial product shipments to customers, but the amount of such shipments was minimal. Additional product trials for international and domestic customers are ongoing. However, the Micromill(TM) technology has not yet been fully implemented or commercialized, and there can be no assurances that full implementation or commercialization will be successful.

     Management continues to evaluate numerous projects, including the Micromill(TM) technology, all of which would require substantial capital, both in the United States and overseas.

FINANCING ACTIVITIES AND LIQUIDITY

     At June 30, 1998, the Company had long-term debt of $964.5 million, compared with $971.7 million at December 31, 1997.

     At June 30, 1998, $271.3 million (of which $71.3 million could have been used for letters of credit) was available to KACC under the Credit Agreement and no amounts were outstanding under the revolving credit facility. Loans under the Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option. During the six-month period ended June 30, 1998, the average per annum interest rates on loans outstanding under the Credit Agreement was approximately 9%. The Credit Agreement does not permit the Company or KACC to pay any dividends on their common stock.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     The annual meeting of stockholders of the Company was held on May 20, 1998, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company. The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and with held with respect to each such nominees, as well as the number of abstentions and broker nonvotes with respect to each such nominee:
Robert J. Cruikshank
     Votes For:                              76,134,457
     Votes Against:
     Votes Withheld:                            156,542
     Abstentions:
     Broker Nonvotes:

George T. Haymaker, Jr.
     Votes For:                              76,135,157
     Votes Against:
     Votes Withheld:                            155,842
     Abstentions:
     Broker Nonvotes:

Charles E. Hurwitz
     Votes For:                              76,134,059
     Votes Against:
     Votes Withheld:                            156,940
     Abstentions:
     Broker Nonvotes:

Ezra G. Levin
     Votes For:                              76,125,729
     Votes Against:
     Votes Withheld:                            165,270
     Abstentions:
     Broker Nonvotes:

Robert Marcus
     Votes For:                              76,136,621
     Votes Against:
     Votes Withheld:                            154,378
     Abstentions:
     Broker Nonvotes:

Robert J. Petris
     Votes For:                              76,124,689
     Votes Against:
     Votes Withheld:                            166,310
     Abstentions:
     Broker Nonvotes:


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

      3.3 Certificate of Retirement of KAC, dated February 12, 1998 (incorporated by reference to Exhibit 3.3 to the Report on Form 10-K for the period ended December 31, 1997, filed by KAC, File No. 1-9447).

      3.4 Amended and Restated Bylaws of KAC, dated October 1, 1997 (incorporated by reference to Exhibit 3.3 to the Report on Form 10-Q for the quarterly period ended September 30, 1997, filed by KAC, File No. 1-9447).

     *4 Thirteenth Amendment to Credit Agreement, dated as of July 20, 1998, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KAC, Kaiser Aluminum & Chemical
          Corporation, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent.

     *10 Letter Agreement, dated July 21, 1998, between Kasier Aluminum & Chemical Corporation and Lawrence L. Watts concerning employment and severance matters.

     *27  Financial Data Schedule.

     (b)  Reports on Form 8-K.

     No Report on Form 8-K was filed by the Company during the quarter ended June 30, 1998.

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



Dated:    July 31, 1998