Form 10-Q
period 1998-09-30
KAISER ALUMINUM CORP
filed 1998-11-16
CIK 811596

---------------------------------------------------------------------------




                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     At November 2, 1998, the registrant had 79,153,543 shares of Common Stock outstanding.





---------------------------------------------------------------------------


            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)

                                                             September 30,    December 31,
                                                                      1998            1997
                                                            ------------------------------
                           ASSETS                             (Unaudited)
Current assets:
     Cash and cash equivalents                              $        97.4   $        15.8
     Receivables                                                    298.1           340.2
     Inventories                                                    519.7           568.3
     Prepaid expenses and other current assets                      119.2           121.3
                                                            ------------------------------
          Total current assets                                    1,034.4         1,045.6

Investments in and advances to unconsolidated affiliates            130.3           148.6
Property, plant, and equipment - net                              1,156.1         1,171.8
Deferred income taxes                                               332.8           330.6
Other assets                                                        330.2           317.3
                                                            ------------------------------

               Total                                        $     2,983.8   $     3,013.9
                                                            ==============================

             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $       171.9   $       176.2
     Accrued interest                                                24.6            37.6
     Accrued salaries, wages, and related expenses                   76.3            97.9
     Accrued postretirement medical benefit obligation -
          current portion                                            45.3            45.3
     Other accrued liabilities                                      146.5           145.6
     Payable to affiliates                                           80.2            82.7
     Long-term debt - current portion                                 2.0             8.8
                                                            ------------------------------
          Total current liabilities                                 546.8           594.1

Long-term liabilities                                               490.9           491.9
Accrued postretirement medical benefit obligation                   704.0           720.3
Long-term debt                                                      962.5           962.9
Minority interests                                                  121.5           127.7
Commitments and contingencies
Stockholders' equity:
     Common stock                                                      .8              .8
     Additional capital                                             535.4           533.8
     Accumulated deficit                                           (378.1)         (417.6)
                                                            ------------------------------
          Total stockholders' equity                                158.1           117.0
                                                            ------------------------------

               Total                                        $     2,983.8   $     3,013.9
                                                            ==============================



The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
               (In millions of dollars, except share amounts)


                                                                Quarter Ended                 Nine Months Ended
                                                                September 30,                   September 30,
                                                       ------------------------------  ------------------------------
                                                                 1998            1997            1998            1997
                                                       ------------------------------  ------------------------------
Net sales                                              $       541.6   $       634.1   $     1,753.4   $     1,778.6
                                                       ------------------------------  ------------------------------

Costs and expenses:
     Cost of products sold                                     460.6           523.7         1,466.3         1,473.7
     Depreciation                                               22.1            22.9            67.3            68.8
     Selling, administrative, research and development,
          and general                                           28.1            33.0            88.9            95.3
     Restructuring of operations                               -               -               -                19.7
                                                       ------------------------------  ------------------------------
               Total costs and expenses                        510.8           579.6         1,622.5         1,657.5
                                                       ------------------------------  ------------------------------

Operating income                                                30.8            54.5           130.9           121.1

Other income (expense):
     Interest expense                                          (27.7)          (27.5)          (82.6)          (83.3)
     Other - net                                                 1.3             2.1             (.6)            1.7
                                                       ------------------------------  ------------------------------

Income before income taxes and minority interests                4.4            29.1            47.7            39.5

Benefit (provision) for income taxes                             6.7           (11.0)           (8.5)           (2.4)

Minority interests                                               (.3)            (.6)             .3            (3.3)
                                                       ------------------------------  ------------------------------

Net income                                                      10.8            17.5            39.5            33.8

Dividends on preferred stock                                   -                (1.3)          -                (5.5)
                                                       ------------------------------  ------------------------------

Net income available to common shareholders            $        10.8   $        16.2   $        39.5   $        28.3
                                                       ==============================  ==============================

Earnings per share:
     Basic                                             $         .14   $         .22   $         .50   $         .39

     Diluted                                           $         .14   $         .22   $         .50   $         .39

Weighted average shares outstanding (000):
     Basic                                                    79,150          74,453          79,102          72,617

     Diluted                                                  79,169          74,663          79,166          72,775




The accompanying notes to interim consolidated financial statements are an integral part of these statements.


            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (In millions of dollars)

                                                                   Nine Months Ended
                                                                     September 30,
                                                            ------------------------------
                                                                      1998            1997
                                                            ------------------------------
Cash flows from operating activities:
     Net income                                             $        39.5   $        33.8
     Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
          Depreciation                                               67.3            68.8
          Restructuring of operations                               -                19.7
          Non-cash benefit for income taxes                          (8.3)          (12.5)
          Amortization of excess investment over equity in
               unconsolidated affiliates                              7.5             8.7
          Amortization of deferred financing costs and net
               discount on long-term debt                             3.0             4.5
          Equity in (income) loss of unconsolidated
               affiliates, net of distributions                        .9            16.7
          Minority interests                                          (.2)            3.3
          Decrease (increase) in receivables                         27.3           (59.5)
          Decrease in inventories                                    48.6             5.7
          Decrease in prepaid expenses and other assets              32.8             1.1
          Decrease in accounts payable                               (4.3)          (28.6)
          Decrease in accrued interest                              (12.9)          (10.8)
          Decrease in payable to affiliates and accrued
               liabilities                                          (64.7)          (29.8)
          Increase (decrease) in accrued and deferred
               incometaxes                                            3.1            (2.1)
          Other                                                       7.0             3.6
                                                            ------------------------------
               Net cash provided by operating activities            146.6            22.6
                                                            ------------------------------

Cash flows from investing activities:
     Capital expenditures                                           (52.3)          (94.7)
     Net proceeds from disposition of property and
          investments                                                 3.6            22.2
     Other                                                           (3.4)           (2.6)
                                                            ------------------------------
               Net cash used by investing activities                (52.1)          (75.1)
                                                            ------------------------------

Cash flows from financing activities:
     Borrowings under revolving credit facility, net                -               -
     Borrowings of long-term debt                                   -                19.0
     Repayments of long-term debt                                    (7.1)           (8.6)
     Decrease (increase) in restricted cash, net                      3.3            (6.5)
     Redemption of minority interests' preference stock              (8.6)           (2.0)
     Dividends paid                                                 -                (4.2)
     Incurrence of financing costs                                    (.6)            (.6)
     Capital stock issued                                              .1              .4
                                                            ------------------------------
               Net cash used by financing activities                (12.9)           (2.5)
                                                            ------------------------------
Net increase (decrease) in cash and cash equivalents during
     the period                                                      81.6           (55.0)
Cash and cash equivalents at beginning of period                     15.8            81.3
                                                            ------------------------------
Cash and cash equivalents at end of period                  $        97.4   $        26.3
                                                            ==============================

Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest             $        92.6   $        89.5
     Income taxes paid                                               12.5            14.8




The accompanying notes to interim consolidated financial statements are an integral part of these statements.



             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
         (In millions of dollars, except prices and share amounts)

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

     Operating results for the quarter and nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     See Note 6 regarding recent accounting pronouncements.

2.   INVENTORIES

     The classification of inventories is as follows:


                                                        September 30,    December 31,
                                                                 1998            1997
                                                       ------------------------------
Finished fabricated aluminum products                  $        109.9  $        103.9
Primary aluminum and work in process                            187.3           226.6
Bauxite and alumina                                             101.0           108.4
Operating supplies and repair and maintenance parts             121.5           129.4
                                                       ------------------------------
     Total                                             $        519.7  $        568.3
                                                       ==============================


     Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

3.   EARNINGS PER SHARE

Basic - Basic earnings per share is computed by deducting preferred stock dividends, if any, from net income in order to determine net income available to common shareholders. This amount is then divided by the weighted average number of shares of Common Stock outstanding during the period including the weighted average impact of the shares of Common Stock issued during the year from the date(s) of issuance.

Diluted - Diluted earnings per share include the dilutive effect of outstanding stock options (19,000 and 213,000 shares for the quarters ended September 30, 1998, and 1997, and 64,000 and 168,000 shares for the nine-month periods ended September 30, 1998 and 1997, respectively). The Company's 8.255% PRIDES, Convertible Preferred Stock ("PRIDES") have not been treated "as if" converted for purposes of the Diluted computation in the quarter and nine months ended September 30, 1997, as such treatment would have been antidilutive.

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

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1998, the balance of such accruals, which are primarily included in Long-term liabilities, was $28.3. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $2.0 to $9.0 for the years 1998 through 2002 and an aggregate of approximately $7.0 thereafter.

     The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. Through September 30, 1998, no accruals have been made for any such insurance recoveries. However, subsequent to September 30, 1998, KACC determined that recoveries totalling up to approximately $34.0 are likely to be received during the fourth quarter of 1998 related to current and future claims against certain of its insurers. It is currently estimated that approximately one-fourth to one-third of the recoveries are allocable to previously accrued (expensed) items. The amount ultimately allocated to previously expensed items will be reflected in earnings during the fourth quarter of 1998. No assurances can be given that the Company will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of any recoveries received will ultimately be adequate to cover costs incurred.

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

ASBESTOS CONTINGENCIES
     KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At September 30, 1998, the number of such claims pending was approximately 86,400, as compared with 77,400 at December 31, 1997. During the quarter and nine months ended September 30, 1998, approximately 5,500 and 16,000 of such claims were received and 3,000 and 7,000 of such claims were settled or dismissed, respectively. In addition, the foregoing pending claims and settlement figures as of September 30, 1998, do not reflect the fact that KACC has reached agreements under which it will settle approximately 20,000 of the pending asbestos-related claims over an extended period.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed or be less than these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $164.9, before consideration of insurance recoveries, is included primarily in Long-term liabilities at September 30, 1998. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. The Company estimates that annual future cash payments in connection with such litigation will be approximately $15.0 to $26.0 for each of the years 1998 through 2002, and an aggregate of approximately $64.0 thereafter.

     The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. The timing and amount of future recoveries from the insurance carriers will depend on the pace of claims review and processing by such carriers, and on the resolution of any disputes which may arise in the course of discussions regarding coverage under their policies. The Company believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen Reid & Priest LLP (formerly Thelen, Marrin, Johnson & Bridges LLP) with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $131.9, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at September 30, 1998.

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

     See Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 1997.

5.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

     At September 30, 1998, the net unrealized gain on KACC's position in aluminum forward sales and option contracts, based on an average contract price of $.74 per pound of primary aluminum, natural gas, fuel oil and diesel fuel forward purchase and option contracts, and forward foreign exchange contracts, was approximately $17.6. Any gains or losses on the derivative contracts utilized in KACC's hedging activities are offset by losses or gains, respectively, on the transactions being hedged. However, see Note 6 regarding a recent accounting pronouncement.

ALUMINA AND ALUMINUM
     The Company's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Since 1993, the Average Midwest transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

     From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum.
Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of September 30, 1998, KACC had sold forward, at fixed prices, approximately 23,400 and 24,000 tons* of primary aluminum with respect to 1998 and 1999, respectively. As of September 30, 1998, KACC had also purchased put options to establish a minimum price for approximately 11,250 tons of primary aluminum with respect to 1998 and had entered into option contracts that established a price range for an additional 57,900 and 124,500 tons for 1998 and 1999, respectively. Additionally, at September 30, 1998, KACC also held fixed price purchase contracts for 16,100 tons of primary aluminum with respect to 1998.

     As of September 30, 1998, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1998, 1999 and 2000 at prices indexed to future prices of primary aluminum.

ENERGY
     KACC is exposed to energy price risk from fluctuating prices for fuel oil, diesel fuel, and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of September 30, 1998, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 45,000 MMBtu of natural gas per day during the remainder of 1998. As of September 30, 1998, KACC also held a combination of fixed price purchase and option contracts for an average of 232,000 and 245,000 barrels per month of fuel oil and diesel fuel for 1998 and 1999, respectively.

FOREIGN CURRENCY
     KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At September 30, 1998,
-------------
* All references to tons in this report refer tometric tons of 2,204.6 pounds.

KACC had net forward foreign exchange contracts totaling approximately $168.8 for the purchase of 246.6 Australian dollars from October 1998 through December 2000, in respect of its commitments for 1998 through 2000 expenditures denominated in Australian dollars.

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

     Currently, the dollar amount of the Company's comprehensive income adjustments is not significant so there is not a significant difference between "traditional" net income and comprehensive income for the quarter and nine-month periods ended September 30, 1998 and 1997. However, differences between comprehensive income and traditional net income may become significant in future periods as a result of SFAS No. 133. As discussed more fully in Note 5, the intent of the Company's hedging program is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at each period end in advance of reflecting the physical transaction to which the hedge relates. Pursuant to SFAS No. 130, the Company will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in fair value of financial instruments will reverse out of comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income when the subsequent physical transaction occurs.

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

RECENT EVENTS AND DEVELOPMENTS

     Substantially all of KACC's hourly workforce at the Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the United Steelworkers of America (the "USWA") which expired on September 30, 1998. The Company has previously reported that it did not reach a settlement with the USWA prior to the expiration of the master agreement and the USWA chose to strike. Until the strike ends, the Company plans to run the facilities using a combination of temporary workers, salaried employees, retirees and others. Based on operating results to date, the Company believes that a significant business interruption will not occur. The Company will initially experience an adverse impact on its profitability until plant operations and temporary workforce levels are stabilized at the five facilities. The Company currently expects operations at those facilities to be stabilized and able to run at, or near, full capacity, if it is deemed appropriate to do so, at a level of profitability approximating pre-strike levels (subject to market conditions) by the end of the fourth quarter of 1998 or during the first quarter of 1999. However, no assurances can be given that the Company's efforts to run the plants on a sustained basis, without a business interruption or material negative impact on the Company's operating results will be successful.

     The Company and the USWA are communicating and several meetings have been held. However, no formal schedule for bargaining sessions has been developed at this time. The objective of the Company has been and continues to be to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

     The Company has previously announced that it temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998, as a result of the USWA strike. The curtailed potlines represent approximately 70,000 tons of annual production out of a total production capacity of 273,000 tons per year at the facilities. The Company has also announced that it has begun preparations to restart all three curtailed lines. However, neither the number of potlines nor the actual timing of any such restart has yet to be determined and will be dependent upon market conditions and other factors.

     During 1998, the Company's 90%-owned Volta Aluminium Company Limited ("Valco") smelter in Ghana reached an agreement with the Volta River Authority ("VRA") to receive compensation in lieu of the power necessary to run two potlines that were curtailed during February 1998 and April 1998. The compensation is substantially mitigating the financial impact of the curtailment. Valco had previously curtailed one additional potline in January 1998, for which it received no compensation. Valco is now operating only one of its five potlines, as compared to 1997, when Valco operated four potlines. Each of Valco's potlines produces, on average, approximately 40,000 tons of primary aluminum per year. As previously announced, the Company has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments beyond 1998. No assurances can be given as to the success of these discussions. In November 1998
Valco received notification from the VRA as to the facility's proposed
1999 power allocation. Valco anticipates making a formal response to the VRA's proposal no later than early to mid-December. While the proposed allocation would enable Valco to operate up to approximately three potlines, any decisions by Valco to restart any of the currently curtailed potlines will be made only after further discussions with the VRA and after consideration of market and other economic factors.

     The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. Through September 30, 1998, no accruals have been made for any such insurance recoveries. However, subsequent to September 30, 1998, KACC determined that recoveries totalling up to approximately $34.0 million are likely to be received during the fourth quarter of 1998 related to current and future claims against certain of its insurers. It is currently estimated that approximately one-fourth to one-third of the recoveries are allocable to previously accrued (expensed) items. The amount ultimately allocated to previously expensed items will be reflected in earnings during the fourth quarter of 1998. No assurances can be given that the Company will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of any recoveries received will ultimately be adequate to cover costs incurred.

     The Company has previously disclosed that it set a goal of achieving $120.0 million of pre-tax cost reductions and other profit improvements, independent of metal price changes, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. The Company believes that its operations had achieved the run rate necessary to meet this objective prior to the end of the third quarter, when the impact of such items as the operating level at Valco, the USWA strike and foreign currency changes are excluded from the analysis, and that it has implemented the steps that will allow it to sustain the stated goal over the long term. The Company remains committed to sustaining the full $120.0 million improvement and to generating additional profit improvements in future years, however, no assurances can be given that the Company will be successful in this regard.

     In addition to working to improve the performance of the Company's existing assets, the Company has expended significant efforts on analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive. Additional portfolio analysis and initiatives are ongoing.

RESULTS OF OPERATIONS

     The table on the following page provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and nine-month periods ended September 30, 1998, and 1997. As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain of its other facilities. Intracompany shipments and sales are excluded from the information set forth on the following page.

     Interim results are not necessarily indicative of those for a full year.



               SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                (Unaudited)
           (In millions of dollars, except shipments and prices)


                                                           Quarter Ended                 Nine Months Ended
                                                           September 30,                   September 30,
                                                  ------------------------------  ------------------------------
                                                            1998            1997            1998            1997
                                                  ------------------------------  ------------------------------
Shipments: (1)
     Alumina                                              644.6           579.2         1,721.7         1,457.0

     Aluminum products:
          Primary aluminum                                 61.5            86.4           210.3           246.9
          Fabricated aluminum products                     97.7           105.2           311.0           299.5
                                                  ------------------------------  ------------------------------
               Total aluminum products                    159.2           191.6           521.3           546.4
                                                  ==============================  ==============================
Average realized sales price:
     Alumina (per ton)                            $         190   $         200   $         195   $         196
     Primary aluminum (per pound)                           .70             .76             .70             .75

Net sales:
     Bauxite and alumina:
          Alumina                                 $       122.6   $       115.9   $       336.4   $       285.6
          Other (2) (3)                                    24.7            27.1            77.2            80.2
                                                  ------------------------------  ------------------------------
               Total bauxite and alumina                  147.3           143.0           413.6           365.8
                                                  ------------------------------  ------------------------------

     Aluminum processing:
          Primary aluminum                                 94.6           145.0           326.6           409.5
          Fabricated aluminum products                    298.8           341.7         1,008.7           990.6
          Other (3)                                          .9             4.4             4.5            12.7
                                                  ------------------------------  ------------------------------
               Total aluminum processing                  394.3           491.1         1,339.8         1,412.8
                                                  ------------------------------  ------------------------------

                  Total net sales                 $       541.6   $       634.1   $     1,753.4   $     1,778.6
                                                  ==============================  ==============================

Operating income (loss):
     Bauxite and alumina (4)                      $         9.2   $         8.8   $        30.4   $        14.8
     Aluminum processing (4) (5)                           38.8            64.1           152.7           161.6
     Corporate (6)                                        (17.2)          (18.4)          (52.2)          (55.3)
                                                  ------------------------------  ------------------------------
          Total operating income                  $        30.8   $        54.5   $       130.9   $       121.1
                                                  ==============================  ==============================

Net income                                        $        10.8   $        17.5   $        39.5   $        33.8
                                                  ==============================  ==============================

Capital expenditures                              $        15.6   $        25.9   $        52.3   $        94.7
                                                  ==============================  ==============================



---------------
(1)  In thousands of metric tons.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
(4) Operating income for the quarter and nine-month period ended September 30, 1998, reflects a reduced level of profitability and increased costs related to preparation for the work stoppage at five locations (see Recent Events). The third quarter profitability impact for the Bauxite and alumina segment was nominal.
(5) Includes a pre-tax charge of $15.1 related to restructuring of operations recorded in the quarter ended June 30, 1997.
(6) Includes a pre-tax charge of $4.6 related to restructuring of operations recorded in the quarter ended June 30, 1997.


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

     During 1997, the Average Midwest Transaction Price ("AMT Price") for primary aluminum remained fairly stable generally in the $.75 - $.80 range through November and then declined during December to the $.70 - $.75 range. After beginning 1998 at approximately $.73, the AMT Price for primary aluminum has declined throughout 1998 to approximately $.63 at the end of September 1998. The AMT Price for primary aluminum for the week ended October 30, 1998, was approximately $.62 per pound.

     See Note 5 of the Notes to Interim Consolidated Financial Statements for a discussion of KACC's hedging activities.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

SUMMARY
     The Company reported net income of $10.8 million, or basic earnings per share of $.14, for the third quarter of 1998, compared to a net income of $17.5 million, or basic earnings per share of $.22, for the same period of 1997. Net sales in the third quarter of 1998 totaled $541.6 million compared to $634.1 million in the third quarter of 1997.

     For the nine-month period ended September 30, 1998, net income was $39.5 million, or basic earnings per share of $.50, compared to net income of $33.8 million, or basic earnings per share of $.39, for the nine-month period ended September 30, 1997. Net sales for the nine-month period ended September 30, 1998, were $1,753.4 million compared to $1,778.6 million for the first nine months of 1997.

     Results for the quarter and nine-month period ended September 30, 1998, included two essentially offsetting non-recurring items, a favorable $8.3 million non-cash tax provision benefit resulting from the resolution of certain matters and the unfavorable gross profit impact of preparing for a strike by employees represented by the USWA at five locations.

     Results for the nine-month period ended September 30, 1997, included the effect of certain nonrecurring items including a $19.7 million restructuring charge and an offsetting $12.5 million non-cash tax benefit related to settlement of certain matters. Additionally, results for the nine-month periods ended September 30, 1998, and 1997, included charges related to additional litigation reserves of $3.9 million and $5.8 million, respectively.

BAUXITE AND ALUMINA
     Net sales of alumina increased by 6% for the quarter ended September 30, 1998, from the comparable prior year period, as a result of an 11% increase in alumina shipments, offset by a 5% decrease in average realized price. For the nine-month period ended September 30, 1998, net sales of alumina increased by 18%, from the comparable period in the prior year due to a 18% increase in alumina shipments. Increased shipments of alumina in the quarter and nine-month period ended September 30, 1998, were due, in part, to reduced intracompany usage of alumina at Valco.

     On a comparative basis, operating income for the segment was flat for the quarter, and up for nine-month period ended September 30, 1998, primarily due to the price and volume factors discussed above.

ALUMINUM PROCESSING
     Net sales of primary aluminum for the quarter ended September 30, 1998 decreased by 35% from the comparable prior year period as a result of a 28% decrease in shipments, primarily due to the aforementioned Valco potline curtailments, as well as a 7% decrease in average realized prices. Net sales of fabricated aluminum products for the quarter ended September 30, 1998, were down 13% as compared to the prior year period as a result of a 7% decrease in shipments and a 6% decrease in average realized prices. The decrease in fabricated aluminum product shipments from the third quarter of 1997 was the result of a reduced demand for engineered products resulting from strikes at two major end users of such products and an inventory destocking among customers of heat-treat general engineering products.

     For the nine-month period ended September 30, 1998, net sales for the aluminum processing segment decreased by approximately 5% compared to the nine-month period ended September 30, 1997. Net sales of primary aluminum for the 1998 period declined by 20% from the comparable prior year period as a result of the price and volume factors discussed above. This decline was partially offset on a year-to-date basis by a 2% increase in net sales of fabricated aluminum products. The increase in net sales of fabricated aluminum products on a year-to-date basis was the result of a 4% increase in shipments offset by a 2% decrease in average realized prices. Increased year-over-year shipments reflect increased demand in the first half of the year, particularly for heat treat products.

     Operating income for the aluminum processing segment declined in the quarter and nine-month period ended September 30, 1998, from the comparable prior year periods primarily due to the increased costs and reduced profitability caused by preparations for a work stoppage at the Company's five USWA locations (as further discussed above) and due to a decline in the average realized price for primary aluminum. Reduced shipments of primary aluminum in the third quarter of 1998, as well as on a year-to-date basis, were substantially offset by compensation recorded by the Company (which will be received over a 18-month period which began in July 1998) for two of the three Valco potlines curtailed during 1998. Segment operating income for the quarter and year-to-date periods ended September 30, 1998, was also impacted by the price and volume factors affecting fabricated aluminum products discussed above.

     Operating income for the quarter and nine-month period ended September 30, 1997, included approximately $2.7 million and $7.5 million, respectively, from the settlement of certain issues related to energy service contracts. Operating income for the nine-month period ended September 30, 1997, also included a $15.1 million charge resulting from the previously discussed restructuring of operations.

CORPORATE
     Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Operating results for the nine-month period ended September 30, 1997, include a pre-tax charge of approximately $4.6 million associated with the Company's restructuring of operations.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE
     MAXXAM Inc. ("MAXXAM") and one of its wholly owned subsidiaries collectively own approximately 63% of the Company's Common Stock, with the remaining approximately 37% of the Company's Common Stock being publicly held. Certain of the shares of the Company's Common Stock beneficially owned by MAXXAM are subject to certain pledge agreements by MAXXAM and its subsidiary.

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

OPERATING ACTIVITIES
     At September 30, 1998, the Company had working capital of $487.6 million, compared with working capital of $451.5 million at December 31, 1997. The increase in working capital primarily results from increases in Cash and cash equivalents and decreases in accrued interest and accrued salaries, wages and related expenses offset, in part, by decreases in Receivables and Inventories.

INVESTING ACTIVITIES
     Capital expenditures during the nine months ended September 30, 1998, were $52.3 million and were used primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Total consolidated capital expenditures (of which approximately 8% is expected to be funded by the Company's minority partners in certain foreign joint ventures) are expected to be between $75.0 and $125.0 million per annum in each of 1998 through 2000.

     During 1998, the Micromill(TM) facility commenced shipments of commercial products to customers, but the amount of such shipments has been minimal. Additional product trials for international and domestic customers were conducted in the third quarter. However, the Micromill(TM) technology has not yet been fully implemented or commercialized, and there can be no assurances that full implementation or commercialization will be successful. In October 1998, the Company temporarily suspended substantially all of its Micromill(TM) commercialization efforts and temporarily transferred the employees of the Micromill(TM) facility to KACC's strike affected plants in the State of Washington in order to supplement the workforce at those locations. Re-commencement of the commercialization efforts on the Micromill(TM) technology will depend on when the strike ends, when the employees from the Micromill(TM) facility are no longer needed at the strike affected plants and other economic considerations.

     Management continues to evaluate numerous projects, including the Micromill(TM) technology, all of which would require substantial capital, both in the United States and overseas.

FINANCING ACTIVITIES AND LIQUIDITY

     At September 30, 1998, the Company had long-term debt of $964.5 million, compared with $971.7 million at December 31, 1997.

     At September 30, 1998, $274.1 million (of which $74.1 million could have been used for letters of credit) was available to KACC under the Credit Agreement and no amounts were outstanding under the revolving credit facility. Loans under the Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option. During the nine-month period ended September 30, 1998, the average per annum interest rates on loans outstanding under the Credit Agreement was approximately 9%. The Credit Agreement does not permit the Company or KACC to pay any dividends on their common stock.

     Management believes that the Company's existing cash resources, together with cash flows from operations and borrowings under the Credit Agreement, will be sufficient to meet its working capital and capital expenditure requirements for the next year. Additionally, with respect to long-term liquidity, management believes that operating cash flow, together with the expected ability to obtain both short and long-term financing, should provide sufficient funds to meet the Company's working capital and capital expenditure requirements.

OTHER MATTERS

YEAR 2000
     The Company utilizes software and related technologies throughout its business that will be affected by the date change to the year 2000. There may also be technology embedded in certain of the equipment owned or used by the Company that is susceptible to the year 2000 date change as well. The Company has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent the Company's systems and assets from being able to meet the Company's business needs and objectives. Year 2000 progress and readiness has also been the subject of the Company's normal, recurring internal audit function.

     Each of the Company's business units has developed, or is completing, year 2000 plans specifically tailored to their individual situations. A wide range of solutions is being implemented, including modifying existing systems and, in limited cases where it is cost effective, purchasing new systems. Spending related to these projects, which began in 1997 and is expected to continue through 1999, is currently estimated to be in the $10-15 million range. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product. The Company has established an internal goal of having all necessary system changes in place and tested by mid-year 1999. The Company plans to commit the necessary resources to meet this deadline.

     In addition to addressing the Company's internal systems, the company-wide program involves identification of key suppliers, customers, and other third-party relationships that could be impacted by year 2000 issues. A general survey has been conducted of the Company's supplier base. Direct contact has been made, or is in progress, with parties which are deemed to be particularly critical including financial institutions, power suppliers, and customers, with which the Company has a material relationship.

     Each business unit, including the corporate group, is developing a contingency plan covering the steps that would be taken if a year 2000 problem were to occur despite the Company's best efforts to identify and remediate all critical at-risk items. Each contingency plan will address, among other things, matters such as alternative suppliers for critical inputs, incremental standby labor requirements at the millennium to address any problems as they occur, and backup processing capabilities for critical equipment or processes. The goal of the contingency plans will be to minimize any business interruptions and the associated financial implications.

     While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurances that the program, or underlying steps implemented, will be successful in resolving all such issues by the Company's mid-1999 goal or prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remediating all significant year 2000 issues, business interruptions or delays could occur and could have a material adverse impact on the Company's results and financial condition. However, based on the information the Company has gathered to date and the Company's expectations of its ability to remediate problems encountered, the Company currently believes that significant business interruptions that would have a material impact on the Company's results or financial condition will not be encountered.

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

United States of America v. Kaiser Aluminum & Chemical Corporation

     On August 28, 1998, a Certificate of Completion was filed with the United States District Court for the Eastern District of Washington, evidencing completion of a program of plant improvements and operational changes at KACC's Trentwood, Washington, facility, and the attainment and maintenance of furnace compliance with the capacity standard in the Washington State Implementation Plan. Thirty days thereafter, the Consent Decree between KACC and the United States Environmental Protection Agency was terminated.

Hammons v. Alcan Aluminum Corp. et al

     On May 4, 1998, the United States Court of Appeals for the Ninth Circuit denied the plaintiff's petition for a rehearing en banc. On August 12, 1998, the plaintiff filed a petition with the Supreme Court of the United States for a writ of certiorari, which petition was denied on October 19, 1998.

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

     *10.1 Letter Agreement, dated July 21, 1998, between Kaiser Aluminum & Chemical Corporation ("KACC") and Lawrence L. Watts concerning employment and severance matters.

     *10.2 Agreement, effective January 1, 1999, between KACC and Lawrence L. Watts concerning certain consulting services to be provided to KACC.

     *10.3 Employment agreement between KACC and Raymond J. Milchovich made effective for the period from January 1, 1998, to December 31, 2002.

     *10.4 Time-Based Stock Option Grant Pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to Raymond J. Milchovich effective July 2, 1998.

     *10.5 Employment agreement between KACC and John T. La Duc made effective for the period from January 1, 1998 to December 31, 2002.

     *10.6 Time-Based Stock Option Grant Pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to John T. La Duc effective July 10, 1998.

     *27  Financial Data Schedule.

     (b)  Reports on Form 8-K.

     No Report on Form 8-K was filed by the Company during the quarter ended September 30, 1998.



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

                                             KAISER ALUMINUM CORPORATION


                                             /s/   John T. La Duc
                                        By: ----------------------------
                                                   John T. La Duc
                                           Executive Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)


                                             /s/  Daniel D. Maddox
                                        By: ----------------------------
                                                  Daniel D. Maddox
                                           Vice President and Controller
                                           (Principal Accounting Officer)



Dated:    November 16, 1998