Form 10-K
period 1998-12-31
KAISER ALUMINUM CORP
filed 1999-03-31
CIK 811596

=================================================================

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1998
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

               Common Stock, $.01 par             New York Stock Exchange
               value






          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
          90 days.  Yes  X    No
                        ---      ----

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

          As of March 23, 1999, there were 79,153,543 shares of the Common Stock of the registrant outstanding. Based upon the New York Stock Exchange closing price on March 23, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates was $143.7 million.

          Certain portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1998, are incorporated by reference into Parts I, II, and IV of this Report on Form 10-K. Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.


          =================================================================












                                         NOTE





          Kaiser Aluminum Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 23 - 28 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the other exhibits and to request copies of such exhibits:



                                             Corporate Secretary
                                             Kaiser Aluminum Corporation
                                             5847 San Felipe, Suite 2600
                                             Houston, Texas  77057
                                             (713) 267-3777






                                         (i)






                                  TABLE OF CONTENTS
                                                                       Page
                                                                       ----

          PART I                                                          1

               ITEM 1.   BUSINESS                                         1

               ITEM 2.   PROPERTIES                                      13

               ITEM 3.   LEGAL PROCEEDINGS                               13

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS                                         14

          PART II                                                        14

               ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS                   14

               ITEM 6.   SELECTED FINANCIAL DATA                         14

               ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS           14

               ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK                                     14

               ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA     16

               ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE           16

          PART III                                                       16

               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT                                      16

               ITEM 11.  EXECUTIVE COMPENSATION                          16


               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT                                16

               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                                                         16

          PART IV                                                        16

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                           REPORTS ON FORM 8-K                           16

          SCHEDULE I                                                     18

          SIGNATURES                                                     22

          INDEX OF EXHIBITS                                              23

          EXHIBIT 21     SUBSIDIARIES                                    29

                                         (ii)






          PART I

          ITEM 1.   BUSINESS

          This Annual Report on Form 10-K (the "Report") contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (see, for example, Item 1. "Business - Strategic Initiatives," " - Business Operations," " - Competition," " - Research and Development," " - Environmental Matters," and " - Factors Affecting Future Performance," Item 3. "Legal Proceedings," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This Report and the financial portion of the Company's 1998 Annual Report to Shareholders (see Items 6 through 8 of this Report) identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

          General

          Kaiser Aluminum Corporation (the "Company"), a Delaware corporation organized in 1987, is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM and one of its wholly-owned subsidiaries together own approximately 63% of the Company's Common Stock, with the remaining approximately 37% publicly held. The Company, through its subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by KACC in its operations, KACC sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1998, KACC produced approximately 2,964,000 tons* of alumina, of which approximately 76% was sold to third parties, and produced approximately 387,000 tons of primary aluminum, of which approximately 68% was sold to third parties. KACC is also a major domestic supplier of fabricated aluminum products. In 1998, KACC shipped approximately 405,000 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of total United States domestic shipments.

          The Company's operations are conducted through KACC's business units. The following table sets forth total shipments and intersegment transfers of KACC's alumina, primary aluminum, and fabricated aluminum operations:

          -----------
          * All references to tons in this Report refer to metric tons of 2,204.6 pounds.


                                                                      Year Ended December 31,
                                                          ----------------------------------------------
                                                                    1998            1997            1996
                                                          --------------  --------------  --------------
                                                                      (in thousands of tons)
          ALUMINA:
               Shipments to Third Parties                        2,250.0         1,929.8         2,073.7
               Intersegment Transfers                              750.7           968.0           912.4
                                                          --------------  --------------  --------------
                                                                 3,000.7         2,897.8         2,986.1
                                                          --------------  --------------  --------------
          PRIMARY ALUMINUM:
               Shipments to Third Parties                          263.2           327.9           355.6
               Intersegment Transfers                              162.8           164.2           128.3
                                                          --------------  --------------  --------------
                                                                   426.0           492.1           483.9
                                                          --------------  --------------  --------------

          FLAT-ROLLED PRODUCTS:                                    235.6           247.9           204.8

          ENGINEERED PRODUCTS:                                     169.4           152.1           122.3



          Note 11 of Notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

          Labor Matters

          Substantially all of KACC's hourly workforce at the Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the United Steelworkers of America (the "USWA") which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. In January 1999 KACC declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. KACC imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began. Based on operating results to date, the Company believes that a significant business interruption will not occur.

          As a result of the USWA strike, KACC temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998. The curtailed potlines represent approximately 70,000 tons of annual production capacity out of a total combined production capacity of 273,000 tons per year at the facilities. In February 1999, KACC began restarting the two curtailed potlines at its Mead smelter representing approximately 50,000 tons of the previously idle capacity. KACC has also announced that it has completed preparations to restart 20,000 tons of idle capacity at its Tacoma smelter. However, the timing for any restart of the Tacoma potline has yet to be determined and will depend upon market conditions and other factors. Costs associated with the preparation and restart of the potlines at the Mead and Tacoma facilities are expected to adversely affect the Company's first quarter results.

          While the Company initially experienced an adverse strike-related impact on its profitability in the fourth quarter of 1998, the Company currently believes that KACC's operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the incremental costs associated with operating the affected plants during the dispute were eliminated or substantially reduced as of January 1999 (excluding the impacts of the restart costs discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that KACC's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on the Company's operating results, will be successful.

          See Note 1 of Notes to Consolidated Financial Statements "- Labor Related Costs," and Note 9 of Notes to Consolidated Financial Statements "- Labor Matters" in the Annual Report.

          Strategic Initiatives

          KACC's strategic objectives include the improvement of the earnings from its existing businesses; the redeployment of its existing investment in assets that are not strategically essential to continued profit growth; the addition of assets to its growth businesses; and the improvement of its financial structure.

          In 1996, the Company set a goal of achieving $120.0 million of pre-tax cost reductions and other profit improvements, independent of metal price changes, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. The Company believes that KACC's operations had achieved the run rate necessary to meet this objective prior to the end of the third quarter of 1998, when the impact of such items as smelter operating levels, the USWA strike and foreign currency changes are excluded from the analysis. Further, the Company believes that KACC has implemented the steps that will allow it to sustain the stated goal over the long term. The Company remains committed to sustaining the full $120.0 million improvement and to generating additional profit improvements in future years; however, no assurances can be given that the Company will be successful in this regard. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Labor Matters, - Strategic Initiatives, and - Valco Operating Level", and Note 1 of Notes to Consolidated Financial Statements "- Labor Related Costs" in the Annual Report.

          In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which the Company believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW L.P. ("AKW"), a joint venture that designs, manufactures and sells heavy duty aluminum wheels, the rationalization of certain of the Company's engineered products operations, and the Company's investment to expand its capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill. The restructuring activities resulted in the Company recording a net pre-tax charge of $19.7 million in June 1997. See Notes 3 and 4 of Notes to Consolidated Financial Statements in the Annual Report.

          The portfolio analysis process also resulted in the Company's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of KACC's Micromill(TM) technology. While technological progress has been good, management concluded that additional time and investment would be required for success. Given the Company's other strategic priorities, the Company believes that introducing added commercial and financial resources is the appropriate course of action for capturing the maximum long term value. This change in strategic course required a different accounting treatment, and the Company correspondingly recorded a $45.0 million impairment charge to reduce the carrying value of the Micromill assets to approximately $25.0 million. See Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

          Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities. One element of this process has been actively pursuing claims in respect of insurance coverage for certain incurred and future environmental costs. During the fourth quarter of 1998, KACC received recoveries totaling approximately $35.0 million related to current and future claims against certain of its insurers. Recoveries of $12.0 million were deemed to be allocable to previously accrued (expensed) items and were reflected in earnings during the fourth quarter of 1998. The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that the Company will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of any recoveries received will ultimately be adequate to cover costs incurred. See Note 9 of Notes to Consolidated Financial Statements in the Annual Report.

          In early 1999, the Company's program to focus its efforts and capital in sectors of the industry which it considers to be the most attractive, and in which the Company believes it is well positioned to capture value, has resulted in an agreement to sell one joint venture interest and a separate agreement to purchase another. In January 1999, KACC signed a letter of intent to sell its 50% interest in AKW to its joint venture partner. The transaction, which would result in the Company recognizing a substantial gain, is currently expected to close on or about March 31, 1999. However, as the transaction is subject to negotiation of a definitive purchase agreement, no assurances can be given that this transaction will be consummated. Also, in February 1999, KACC completed the acquisition of the remaining 45% interest in Kaiser LaRoche Hydrate Partners, an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. See Note 12 of Notes to Consolidated Financial Statements in the Annual Report. Additional portfolio analysis and initiatives are continuing.

          Sensitivity to Prices and Hedging Programs

          The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices. From time to time in the ordinary course of business KACC enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to lock-in or fix the effective price that KACC will receive for its sales. KACC also uses option contracts (i) to establish a minimum price for its product sales,
          (ii) to establish a "collar" or range of prices for its anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market-related Factors" and Note 1 - "Derivative Financial Instruments" and Note 10 of Notes to Consolidated Financial Statements in the Annual Report.

          Business Operations

          KACC conducts its business through four main business units, each of which is discussed below.

          -    Alumina Business Unit

          The following table lists KACC's bauxite mining and alumina refining facilities as of December 31, 1998:

                                                                                         Annual
                                                                                     Production             Total
                                                                                       Capacity            Annual
                                                                      Company      Available to        Production
          Activity                   Facility        Location       Ownership       the Company          Capacity
          ----------           --------------  --------------  --------------  ----------------    --------------
                                                                                         (tons)            (tons)
          Bauxite Mining       KJBC(1)         Jamaica                  49.0%         4,500,000         4,500,000
                               Alpart(2)       Jamaica                  65.0%         2,275,000         3,500,000
                                                                                 --------------    --------------

                                                                                      6,775,000         8,000,000
                                                                                 ==============    ==============

          Alumina Refining     Gramercy        Louisiana               100.0%         1,050,000         1,050,000
                               Alpart          Jamaica                  65.0%           942,500         1,450,000
                               QAL             Australia                28.3%         1,032,950         3,650,000
                                                                                 --------------    --------------

                                                                                      3,025,450         6,150,000
                                                                                 ==============    ==============


          --------------
          (1) Although KACC owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of KJBC's output.
          (2) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.

          KACC's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and smelter-grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. The Company believes that among alumina producers KACC is the world's second largest seller of smelter-grade alumina to third parties. KACC's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See "- Competition" and "- Sensitivity to Prices and Hedging Programs" in this Report.

          Bauxite mined in Jamaica by KJBC is refined into alumina at KACC's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted KACC a mining lease for the mining of bauxite sufficient to supply KACC's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties. The Gramercy, Louisiana, refinery is one of the five KACC plants which is subject to the continuing USWA dispute. See "-Labor Matters" in this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations -
          Labor Matters" in the Annual Report.

          In February 1999 KACC, through a subsidiary, purchased its partner's 45% interest in Kaiser LaRoche Hydrate Partners, a partnership which markets chemical-grade alumina manufactured by KACC's Gramercy facility. These products are sold at a premium price over smelter-grade alumina, and this acquisition will permit KACC to expand its market position in this business in North America. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Initiatives" in the Annual Report.

          Alpart holds bauxite reserves and owns a 1,450,000 ton per year alumina plant located in Jamaica. KACC owns a 65% interest in Alpart, and Hydro Aluminium Jamaica a.s ("Hydro") owns the remaining 35% interest. KACC has management responsibility for the facility on a fee basis. KACC and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2,000,000 tons per year, through the year 2024.

          In 1999, Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the government of Jamaica, reached an agreement to form a joint venture bauxite mining operation to consolidate their bauxite mining operations in Jamaica, with the objective of optimizing mining operating and capital costs. The transaction is subject to various conditions. Subject to satisfaction of those conditions, the joint venture is expected to commence operations during the second half of 1999.

          KACC owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including KACC, purchase bauxite from another QAL stockholder under long-term supply contracts. KACC has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. KACC is unconditionally obligated to pay amounts calculated to service its share ($97.6 million at December 31, 1998) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

          KACC sold alumina in 1998 to approximately 20 customers, the largest and top five of which accounted for approximately 19% and 67% of such sales, respectively. All of KACC's third-party sales of bauxite in 1998 were made to one customer, which represents approximately 6% of total bauxite and alumina third party revenues.

          -    Primary Aluminum Business Unit

          The following table lists KACC's primary aluminum smelting facilities as of December 31, 1998:

                                                                     Annual Rated           Total            1998
                                                                         Capacity          Annual         Average
                                                          Company    Available to           Rated       Operating
          Location                       Facility       Ownership     the Company        Capacity            Rate
          ---------------          --------------  --------------  --------------  --------------  --------------
          Domestic
               Washington          Mead                      100%         200,000         200,000        103% (1)
               Washington          Tacoma                    100%          73,000          73,000         94%
                                                                   --------------  --------------
                    Subtotal                                              273,000         273,000
                                                                   --------------  --------------

          International
               Ghana               Valco                      90%         180,000         200,000         25%
               Wales, United
               Kingdom             Anglesey                   49%          66,150         135,000        100%
                                                                   --------------  --------------
                    Subtotal                                              246,150         335,000
                                                                   --------------  --------------

                         Total                                            519,150         608,000
                                                                   ==============  ==============



          ---------------
          (1) In recent years the Mead smelter has consistently operated at an annual rate in excess of its rated capacity of 200,000 tons. As a result of the strike-related partial curtailment of the Mead smelter, the 1998 average operating rate declined from that of a year ago but remained above 100% of rated capacity.

          KACC's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 1998, KACC sold its primary aluminum production not utilized for internal purposes to approximately 42 customers, the largest and top five of which accounted for approximately 30% and 58% of such sales, respectively. See "- Competition" in this Report. Marketing and sales efforts are conducted by personnel located in Pleasanton, California; Houston, Texas; and Tacoma and Spokane, Washington.
          A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

          KACC has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology - which includes the redesign of the cathodes, anodes and bus that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, computerized process control and energy management systems, and furnace technology for baking of anode carbon - has significantly contributed to increased and more efficient production of primary aluminum and enhanced KACC's ability to compete more effectively with the industry's newer smelters.
          KACC engages in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ KACC's technical and managerial knowledge. See "-Research and Development" in this Report.

               Domestic Smelters

          The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 64% of Mead's 1998 production was used at KACC's Trentwood, Washington, rolling mill, and the balance was sold to third parties. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters. The Mead and Tacoma, Washington, smelters are two of the five KACC plants which are subject to the continuing USWA dispute. See "-Labor Matters" in this Report.

          KACC has modernized and expanded the carbon baking furnace at its Mead smelter at an estimated cost of approximately $55.3 million. The project has improved the reliability of the carbon baking operations, increased productivity, enhanced safety, and improved the environmental performance of the facility. The first stage of this project, the construction of a new $40.0 million 90,000 ton per year furnace, was completed in 1997. The remaining modernization work was completed in 1998 and early 1999. A portion of this project was financed with the net proceeds (approximately $18.6 million) of 7.6% Solid Waste Disposal Revenue Bonds due 2027 issued in March 1997 by the Industrial Development Corporation of Spokane County, Washington.

               Foreign Smelters

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

          During most of 1998, the Valco smelter operated only one of its five potlines, as compared to 1997, when Valco operated four potlines. Each of Valco's potlines produces approximately 40,000 tons of primary aluminum per year. Valco received compensation (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the Volta River Authority ("VRA") in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact of the curtailment of such lines. Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998. Based on Valco's proposed 1999 power allocation from the VRA, Valco has announced that it expects to operate three lines during 1999.
          The decision to operate at that level was based on the power allocation that Valco has received from the VRA as well as consideration of market and other factors. Valco has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments in the future. No assurances can be given as to the success of these discussions.

          KACC owns a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. KACC supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. KACC sells its share of Anglesey's output to third parties.

               Electric Power

          Electric power represents an important production cost for KACC at its aluminum smelters. For a discussion of this subject, see "Factors Affecting Future Performance - Electric Power" in this Report.

          -    Flat-Rolled Products Business Unit
               ----------------------------------

          The flat-rolled products business unit operates the Trentwood, Washington, rolling mill. The Trentwood facility accounted for approximately 58% of KACC's 1998 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat treat sheet and plate products), the beverage container market (producing body, lid, and tab stock), and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors. The Trentwood facility is one of the five KACC plants which is subject to the continuing USWA dispute. See "- Employees and Labor Matters" in this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Labor Matters" in the Annual Report.

          KACC continues to enhance the process and product mix of its Trentwood rolling mill in an effort to maximize its profitability and maintain full utilization of the facility. In 1998, KACC continued to implement a plan to improve the reliability and to expand the annual production capacity of heat treat flat-rolled products at the Trentwood facility by approximately one-third over 1996 levels. Approximately $8.0 million remains to be spent to implement the plan. Global sales of KACC's heat treat products are made primarily to the aerospace and general engineering markets, and remained strong in the first half of 1998 after record shipments in 1997; demand for such products softened in the second half of 1998. In 1998, the business unit shipped products to approximately 141 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 18% of the business unit's revenue.

          KACC's flat-rolled products are also sold to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides KACC with a transportation advantage. Quality of products for the beverage container industry, service, and timeliness of delivery are the primary bases on which KACC competes. KACC is one of the highest quality producers of aluminum beverage can stock in the world. In 1998, the business unit had approximately 21 domestic and foreign can stock customers, supplying approximately 41 can plants worldwide. The largest and top five of such customers accounted for approximately 12% and 35%, respectively, of the business unit's revenue. See "- Competition" in this Report. The marketing staff for the business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to end-use customers and distributors from four sales offices in the United States, from a sales office in England, and by independent sales agents in Asia and Latin America.

          The Micromill facility was constructed near Reno, Nevada, in 1996 as a demonstration and production facility. Micromill technology is based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot and cold rolling mills. KACC is continuing its efforts to implement the Micromill technology on a full-scale basis. However, the Micromill technology has not yet been fully implemented or commercialized, and there can be no assurance that it will be successfully implemented and commercialized for use at full-scale facilities. KACC has decided to seek a strategic partner for further development and deployment of the Micromill technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Initiatives" and Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

          -    Engineered Products Business Unit
               ---------------------------------

          The engineered products business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forgings) facilities in the United States and Canada. Major markets for extruded products are in the transportation industry, to which the business unit provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets. The business unit supplies forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well-suited for automotive applications. The business unit maintains its headquarters and a sales and engineering office in Southfield, Michigan, which works with automobile makers and other customers and plant personnel to create new automotive component designs and to improve existing products.

          Soft-alloy extrusion facilities are located in Los Angeles, California; Sherman, Texas; Richmond, Virginia; and London, Ontario, Canada. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. The Richmond, Virginia, facility was acquired in mid-1997 and increased KACC's extruded products capacity and enhanced its existing extrusion business due to that facility's ability to manufacture seamless tubing and large circle size extrusions and to serve the distribution and ground transportation industries. Hard-alloy rod and bar extrusion facilities are located in Newark, Ohio, and Jackson, Tennessee, and produce screw machine stock, redraw rod, forging stock, and billet. The Newark facility is one of the five KACC plants which is subject to the continuing USWA dispute. See "- Labor Matters" in this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Labor Matters" in the Annual Report. A facility located in Richland, Washington, produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. The business unit also operates a cathodic protection business located in Tulsa, Oklahoma, that extrudes both aluminum and magnesium. The business unit operates forging facilities at Oxnard, California, and Greenwood, South Carolina, and a machine shop at Greenwood, South Carolina. KACC has entered into an agreement to sell its casting operations in Canton, Ohio.

          In 1997 KACC and Accuride Corporation formed AKW L.P. to design, manufacture and sell heavy-duty aluminum truck wheels. In January 1999, KACC signed a letter of intent to sell its 50% interest in AKW to its partner, which would result in the Company recognizing a substantial gain. The Company expects the transaction to close on or about March 31, 1999; however, as the transaction is subject to certain conditions, no assurances can be given that the transaction will be consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Initiatives" and Note 12 of Notes to Consolidated Financial Statements in the Annual Report.

          In 1998, the engineered products business unit had approximately 445 customers, the largest and top five of which accounted for approximately 5% and 18%, respectively, of the business unit's revenue. See "- Competition" in this Report. Sales are made directly from plants, as well as marketing locations elsewhere in the United States.

          Competition

          KACC competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of KACC's competitors have greater financial resources than KACC. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate ("PET") container capacity is brought on line by plastics manufacturers. KACC competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. KACC manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. KACC concentrates its fabricating operations on selected products in which it has production expertise, high-quality capability, and geographic and other competitive advantages. The Company believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of KACC's customers, including intermediaries, would not have a material adverse effect on the Company's financial condition or results of operations.

          See the discussion of competitive conditions, markets, and principal methods of competition in the description of each business unit under the headings "-Alumina Business Unit," "-Primary Aluminum Business Unit," "-Flat-Rolled Products Business Unit," and "-Engineered Products Business Unit" in this Report.

          Research and Development

          KACC conducts research and development activities principally at two facilities - CFT in Pleasanton, California, and the Northwest Engineering Center adjacent to the Mead smelter in Spokane, Washington. Net expenditures for Company-sponsored research and development activities were $13.7 million in 1998, $19.7 million in 1997, and $20.5 million in 1996. KACC's research staff totaled 52 at December 31, 1998. KACC estimates that research and development net expenditures will be in the range of $10 million to $15 million in 1999.

          CFT performs research and development of aluminum process and product technologies to support KACC's business units and new business opportunities. In 1998 patents were issued to KACC concerning the manufacture of continuous cast can sheet, the brazing of aluminum alloys for heat exchanger applications, improved lead-free aluminum machining alloys, and joining methods for aluminum extrusions used in transportation applications. In 1998 CFT continued to support the development of the Micromill technology deployed at the Micromill facility near Reno, Nevada, for the production of can sheet and other sheet products. The Northwest Engineering Center maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. The Northwest Engineering Center supports KACC's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements.

          KACC licenses its technology and sells technical and managerial assistance to other producers worldwide. KACC's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States and fourteen foreign countries.

          Employees

          During 1998, KACC employed an average of approximately 9,200 persons, compared with an average of approximately 9,600 persons in 1997 and 1996. At December 31, 1998, KACC employed approximately 8,900 persons; this number does not include persons employed temporarily during the USWA labor dispute at the five facilities subject to the labor dispute.

          In 1998, Alpart entered into a new three-year labor agreement with workers at its refinery in Jamaica, and Valco entered into a new three-year labor agreement with workers at its smelter in Ghana. Each agreement includes productivity improvements.

          Environmental Matters

          The Company and KACC are subject to a wide variety of international, federal, state and local environmental laws and regulations. For a discussion of this subject, see "Factors Affecting Future Performance - Environmental Contingencies and Asbestos Contingencies" in this Report.

          Factors Affecting Future Performance

          This section discusses certain factors that could cause actual results to vary, perhaps materially, from the results described in forward-looking statements made in this Report. Forward-looking statements in this Report are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in such forward-looking statements as a result of factors including the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. No assurance can be given that these factors and the specific factors discussed below are all of the factors that could cause actual results to vary materially from the forward-looking statements.

          -    Sensitivity to Prices and Hedging Programs
               ------------------------------------------

          The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices. Since 1993, the Average Midwest United States transaction price (the "AMT Price") for primary aluminum has ranged from approximately $.50 to $1.00 per pound.

          During 1998, the AMT Price per pound of primary aluminum declined during the year, beginning the year in the $.70 to $.75 range and ending the year in the low $.60 range. Subsequent to 1998, the AMT Price continued to decline, and at February 26, 1999, the AMT Price was approximately $.58 per pound.

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. No assurance can be given that KACC's hedging program will adequately reduce KACC's exposure to the risk of fluctuating primary aluminum prices.

          KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. From time to time in the ordinary course of business, KACC enters into hedging transactions with major suppliers of energy and energy related financial instruments. KACC also enters into foreign exchange contracts to hedge material cash commitments to foreign subsidiaries and affiliates. No assurance can be given that KACC's hedging program will adequately reduce KACC's exposure to the risk from fluctuating prices for fuel oil, natural gas, and foreign currencies.

          Note 10 of Notes to Consolidated Financial Statements in the Annual Report is incorporated herein by reference. See also "Quantitative and Qualitative Disclosures about Market Risk" in this Report, and Note 1 "- Derivative Financial Instruments" of Notes to Consolidated Financial Statements in the Annual Report.

          -    Leverage
               --------

          The Company's ratio of consolidated indebtedness to consolidated net worth is greater than the comparable ratio of most of its North American competitors, who generally have greater financial resources than the Company. Due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to certain factors affecting its operations, including changes in the prices for its products, changes in interest rates, and general economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Liquidity" in the Annual Report.

          -    Electric Power
               --------------

          The process of converting alumina into aluminum requires significant amounts of electric power, and the cost of electric power is an important production cost for KACC at its aluminum smelters. A portion of the electric power used at the Mead and Tacoma, Washington, smelters, as well as the rolling mill at Trentwood, Washington, is purchased from the Bonneville Power Administration (the "BPA") under contracts which expire in September 2001, and a portion of such electric power is purchased from other suppliers. KACC has long-term arrangements, expiring in 2015, with the BPA for the transmission of electric power by the BPA to those facilities. The amount of electric power which may be provided by the BPA to KACC after the expiration of the contracts in 2001 is not yet determined; however, the Company believes that adequate electric power will be available at that time, from the BPA and other suppliers, for the operation of its facilities in Washington. The electric power supplied to the Valco smelter in Ghana is produced by hydroelectric generators, and the delivery of electric power to the smelter is subject to interruption from time to time because of drought and other factors beyond the control of Valco. Such power is supplied under an agreement with the VRA which expires in 2017. The agreement indexes a portion of the price of power to the market price of primary aluminum and provides for a review and adjustment of the base power rate and the price index every five years. Such a review is now underway together with discussions concerning the reliability of the long-term supply of power. Electric power for the Anglesey smelter in Wales is supplied under an agreement which expires in 2001. KACC is working to address these power supply and power price issues; however, there can be no assurance that electric power at affordable prices will be available in the future for these smelters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Valco Operating Level" in the Annual Report.

          -    Labor Matters
               -------------

          The material under the heading "Labor Matters" at page 2 of this Report is incorporated herein by reference.

          In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board by the USWA and its members. KACC has responded to all such allegations and believes that they are without merit. If the allegations were sustained, KACC could be required to make locked-out employees whole for back wages from the date of the lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse impact on the Company's consolidated financial position, results of operations, or liquidity.

          -    Environmental Contingencies and Asbestos Contingencies
               ------------------------------------------------------

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

          Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At December 31, 1998, the balance of such accruals, which are primarily included in Long-term liabilities, was $50.7 million. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation to be performed. The Company expects remediation to occur over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $8.0 million per year for the years 1999 through 2003 and an aggregate of approximately $29.0 million thereafter. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Cash expenditures of $3.5 million in 1998, $5.6 million in 1997, and $8.8 million in 1996 were charged to previously established accruals relating to environmental costs. Approximately $4.5 million is expected to be charged to such accruals in 1999. In addition to cash expenditures charged to environmental accruals, environmental capital spending was $5.7 million in 1998, $6.8 million in 1997, and $18.4 million in 1996. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $34.3 million in 1998, $27.5 million in 1997, and $30.1 million in 1996. Legislative, regulatory and economic uncertainties make it difficult to project future spending for these purposes. However, the Company currently anticipates that in the 1999-2000 period, environmental capital spending will be approximately $11.0 million per year, and operating costs for pollution control will be approximately $38.0 million per year.

          While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, the Company currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies" in the Annual Report.

          The portion of Note 9 of Notes to Consolidated Financial Statements in the Annual Report under the headings "Environmental Contingencies" and "Asbestos Contingencies" is incorporated herein by reference.

          -    Year 2000 Disclosure Statement
               ------------------------------
          The Company utilizes software and related technologies throughout its business that will be affected by the date change to the year 2000. There may also be technology embedded in certain of the equipment owned or used by the Company that is susceptible to the year 2000 date change as well. The Company has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent the Company's systems and assets from being able to meet the Company's business needs and objectives. In addition to addressing the Company's internal systems, the company-wide program involves identification of key suppliers, customers, and other third-party relationships that could be impacted by year 2000 issues.

          While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurances that the program, or underlying steps implemented, will be successful in resolving all such issues by the Company's mid-1999 goal. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remediating all significant year 2000 issues, business interruptions or delays could occur and could have a material adverse impact on the Company's results and financial condition. However, based on the information the Company has gathered to date and the Company's expectations of its ability to remediate problems encountered, the Company currently believes that no significant business interruptions that would have a material impact on the Company's results or financial condition will be encountered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" in the Annual Report.

          -    Foreign Activities
               ------------------
          The Company's operations are located in several foreign countries, including Australia, Canada, Ghana, Jamaica, and the United Kingdom. Foreign operations, in general, may be more vulnerable than domestic operations because of a variety of political or governmental actions and other factors which may, for example, disrupt or restrict operations and markets, impose taxes and levies, impose import or export restrictions, restrict the movement of funds, or impose limitations on foreign exchange transactions. While the Company believes that its relationships with the governments of the countries in which it conducts operations directly or through joint ventures continue to be satisfactory, there can be no assurance as to the future influence of the foregoing factors.

          ITEM 2.   PROPERTIES

          The locations and general character of the principal plants, mines, and other materially important physical properties relating to KACC's operations are described in Item 1 "- Business Operations" and those descriptions are incorporated herein by reference. KACC owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although KACC's domestic aluminum smelters and alumina facility were initially designed early in KACC's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The Company believes that KACC's plants are cost competitive on an international basis.

          KACC's obligations under the Credit Agreement entered into on February 15, 1994, as amended (the "Credit Agreement"), are secured by, among other things, mortgages on KACC's major domestic plants (other than the Gramercy alumina refinery and Nevada Micromill). See Note 5 of Notes to Consolidated Financial Statements in the Annual Report.

          ITEM 3.   LEGAL PROCEEDINGS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1 in this Report for cautionary information with respect to such forward-looking statements.

          Hammons v. Alcan Aluminum Corp. et al

          On March 5, 1996, a class action complaint was filed against the Company, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc, Reynolds Metal Company, and the Aluminum Association in the Superior Court of California for the County of Los Angeles, alleging that the defendants conspired, in violation of the California Cartwright Act (Bus. & Prof. Code Section 16720 & 16750), in conjunction with a Memorandum of Understanding ("MOU") entered into in 1994 by representatives of Australia, Canada, the European Union, Norway, the Russian Federation and the United States, to restrict the production of primary aluminum resulting in rises in prices for primary aluminum and aluminum products. The complaint sought certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimated damages sustained by the class to be $4.4 billion during the year 1994, before trebling. On July 11, 1996, the United States District Court granted summary judgment in favor of the Company and other defendants and dismissed the complaint as to all defendants. On July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On December 11, 1997, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the District Court. On December 23, 1997, the plaintiff filed a petition for rehearing en banc, which was denied May 4, 1998. On August 12, 1998, the plaintiff filed a petition with the Supreme Court of the United States for a writ of certiorari, which petition was denied on October 19, 1998. The plaintiff subsequently requested reconsideration of its petition which was also denied.

          Asbestos-related Litigation

          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies" in the Annual Report. The portion of Note 9 of Notes to Consolidated Financial Statements in the Annual Report under the heading "Asbestos Contingencies" is incorporated herein by reference.

          Labor Matters

          In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board by the USWA and its members. KACC has responded to all such allegations and believes that they are without merit. If the allegations were sustained, KACC could be required to make locked-out employees whole for back wages from the date of the lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse impact on the Company's consolidated financial position, results of operations, or liquidity.

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

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1998.

          PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the New York Stock Exchange under the symbol "KLU". The number of record holders of the Company's Common Stock at March 23, 1999, was 337. Page 57 of the Annual Report, and the information in Note 5 of Notes to Consolidated Financial Statements under the heading "Loan Covenants and Restrictions" at page 39 of the Annual Report, are incorporated herein by reference. The Company has not paid any dividends on its Common Stock during the two most recent fiscal years.

          The Credit Agreement (Exhibits 4.12 through 4.28 to this Report) contains restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's Common Stock, and the Credit Agreement and the Indentures (Exhibits 4.1 through 4.11 to this Report) contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. Exhibits 4.1 through 4.28 to this Report, Note 5 of Notes to Consolidated Financial Statements in the Annual Report, and the information under the headings "Financing Activities and Liquidity" and "Capital Structure" at pages 25 - 26 of the Annual Report, are incorporated herein by reference.

          ITEM 6.   SELECTED FINANCIAL DATA

          Selected financial data for the Company is incorporated herein by reference to the table at page 1 of this Report, to the table at pages 18 - 19 of the Annual Report, to Note 1 of Notes to Consolidated Financial Statements in the Annual Report, and to pages 58 - 59 of the Annual Report.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Pages 18 - 28 of the Annual Report are incorporated herein by reference.

          ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK

          This section contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in these forward-looking statements.

          As discussed more fully in Notes 1 and 10 of Notes to Consolidated Financial Statements, KACC utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate KACC's exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to KACC's hedging positions with respect to commodity and foreign exchange contracts described more fully in Note 10 of Notes to Consolidated Financial Statements. The impact of market changes on energy derivative activities is generally not significant.

          Alumina and Primary Aluminum

          Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing the Company to commodity price risks. KACC's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variations in production and shipment levels, and timing issues related to price changes the Company estimates that each $.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately $15 million.

          Based on the December 31, 1998 London Metal Exchange cash price for primary aluminum of approximately 56 cents per pound, the Company estimates that it would realize approximately $100 million of net aggregate pre-tax benefits from its hedging positions and fixed price customer contracts during 1999 and 2000. The Company also estimates that a hypothetical 10 cent decrease from the above stated year-end 1998 price level would result in additional net aggregate pre-tax benefits of approximately $150 million being realized during 1999 and 2000 related to KACC's hedging positions and fixed price customer contracts. Both amounts are versus what the Company's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. Conversely, the Company estimates that a hypothetical 10 cent increase from the above stated year-end 1998 price would result in a net aggregate reduction to pre-tax earnings of approximately $20 million being realized during 1999 and 2000 related to KACC's hedging positions and fixed price customer contracts. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range or prices, any increase or decrease in earnings attributable to KACC's hedging positions or fixed price customer contracts would be significantly offset by a decrease or increase in the value of the hedged transactions.

          The foregoing estimated earnings impact on 2000 excludes the possible effect on pre-tax income of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company as of January 1, 2000. The foregoing estimate of a hypothetical 10 cent-per-pound increase in primary aluminum prices on KACC's hedging positions and fixed price customer contracts excludes the cash impact of possible margin deposit requirements. The Company estimates that KACC's cash exposure related to margin deposit requirements on such positions, if such a hypothetical price increase were to occur, would not have a material adverse impact on the Company's current liquidity or financial position.

          Foreign Currency

          KACC enters into forward exchange contracts to hedge material cash commitments for foreign currencies. KACC's primary foreign exchange exposure is related to KACC's Australian Dollar (A$) commitments in respect of activities associated with its 28.3%- owned affiliate, Queensland Alumina Limited. The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1-2 million (decrease) increase in the Company's annual pre-tax earnings.

          At December 31, 1998, the Company held derivative foreign currency contracts hedging approximately 75% and 50% of its A$ currency commitments for 1999 and 2000, respectively. The Company estimates that a hypothetical 10% reduction in the A$ exchange rate would result in the Company recognizing a net aggregate pre-tax cost of approximately $10-15 million during 1999 and 2000 related to KACC's foreign currency hedging positions. This cost is versus what the Company's results would have been without the Company's derivative foreign currency contracts. It should be noted, however, that, since the hedging positions lock-in specified rates, any increase or decrease in earnings attributable to currency hedging instruments would be offset by a corresponding decrease or increase in the value of the hedged commitments.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Pages 29 - 57 of the Annual Report are incorporated herein by reference.

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

          PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

               1.   Financial Statements
                    --------------------

                    The Consolidated Financial Statements of the Company, the Notes to Consolidated Financial Statements, the Report of Independent Public Accountants, Quarterly Financial Data, and Five-Year Financial Data are included on pages 29 - 59 of the Annual Report.

               2.   Financial Statement Schedules Page
                    ----------------------------------

                    Report of Independent Public Accountants          17

                    Schedule I     -    Condensed Balance Sheets - Parent
                                        Company,
                                        Condensed Statements of Income -
                                        Parent Company,
                                        Condensed Statements of Cash Flows
                                        - Parent Company, and
                                        Notes to Condensed Financial
                                        Statements - Parent Company   18-21

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


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          We have audited in accordance with generally accepted auditing standards, the financial statements included in Kaiser Aluminum Corporation and Subsidiary Companies' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 28, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I listed in the index at Item 14(a)2. above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                  ARTHUR ANDERSEN LLP



          Houston, Texas
          February 28, 1999







                                      SCHEDULE I
                      CONDENSED BALANCE SHEETS - PARENT COMPANY

                    (In millions of dollars, except share amounts)


                                                                                         December 31,
                                                                                ------------------------------
                                                                                          1998            1997
                                                                                --------------  --------------
          ASSETS
          Investment in KACC                                                    $     1,913.3   $     1,802.8
                                                                                --------------  --------------

                         Total                                                  $     1,913.3   $     1,802.8
                                                                                ==============  ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities                                                   $       -       $         3.2

          Intercompany note payable to KACC, including accrued interest               1,794.1         1,682.6

          Stockholders' equity:
               Common stock, par value $.01, authorized 100,000,000 shares;
                    issued and outstanding 79,153,543 and 78,980,881 in 1998
                    and 1997                                                               .8              .8
               Additional capital                                                       535.4           533.8
               Accumulated deficit                                                     (417.0)         (417.6)
                                                                                --------------  --------------

                         Total stockholders' equity                                     119.2           117.0
                                                                                --------------  --------------
                         Total                                                  $     1,913.3   $     1,802.8
                                                                                ==============  ==============





           The accompanying notes to condensed financial statements are an integral part of these statements.


                                      SCHEDULE I
                   CONDENSED STATEMENTS OF INCOME - PARENT COMPANY

                               (In millions of dollars)


                                                                         December 31,
                                                                  1998            1997            1996
                                                        --------------  --------------  --------------
          Equity in income of KACC                      $       112.5   $       154.2   $       108.7

          Administrative and general expense                      (.4)           (1.7)           (2.2)

          Interest expense                                     (111.5)         (104.5)          (98.3)
                                                        --------------  --------------  --------------

          Net income                                    $          .6   $        48.0   $         8.2
                                                        ==============  ==============  ==============




           The accompanying notes to condensed financial statements are an integral part of these statements.



                                      SCHEDULE I
                 CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY

                               (In millions of dollars)

                                                                                       December 31,
                                                                      ----------------------------------------------
                                                                                1998            1997            1996
                                                                      --------------  --------------  --------------
          Cash flows from operating activities:
               Net income                                             $          .6   $        48.0   $         8.2
               Adjustments to reconcile net income to net cash used
                    for operating activities:
                         Equity in income of KACC                            (112.5)         (154.2)         (108.7)
                         Accrued interest on intercompany note
                              payable to KACC                                 111.5           104.5            98.3
                         Accrued taxes paid                                    (3.3)           (1.8)           (2.7)
                                                                      --------------  --------------  --------------

                              Net cash used for operating activities           (3.7)           (3.5)           (4.9)
                                                                      --------------  --------------  --------------

          Cash flows from investing activities:
               Investment in KACC                                               (.1)            (.3)            (.1)
                                                                      --------------  --------------  --------------

                              Net cash used for investing activities            (.1)            (.3)            (.1)
                                                                      --------------  --------------  --------------

          Cash flows from financing activities:
               Dividends paid                                                 -                (4.2)          (10.5)
               Capital stock issued                                              .1              .4              .1
               Payments from KACC on intercompany note receivable             -                 4.2            10.5
               Tax allocation payments from KACC                                3.3             1.8             2.7
               Operating cost advances from KACC                                 .4             1.6             2.0
                                                                      --------------  --------------  --------------
                              Net cash provided by financing
                                   activities                                   3.8             3.8             4.8
                                                                      --------------  --------------  --------------

          Net (decrease) increase in cash and cash equivalents
               during the year                                                -               -                 (.2)
          Cash and cash equivalents at beginning of year                      -               -                  .2
                                                                      --------------  --------------  --------------
          Cash and cash equivalents at end of year                    $       -       $       -       $       -
                                                                      ==============  ==============  ==============

          Supplemental disclosure of non-cash investing activities:
               Non-cash (decrease) increase in investment in KACC     $        (1.7)  $         4.4   $       -




           The accompanying notes to condensed financial statements are an integral part of these statements.


                                      SCHEDULE I
               NOTES TO CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY


          1.   BASIS OF PRESENTATION

               Kaiser Aluminum Corporation (the " Company") is a holding company and conducts its operations through its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), which is reported herein using the equity method of accounting. The accompanying parent company condensed financial statements of the Company should be read in conjunction with the 1998 consolidated financial statements of Kaiser Aluminum Corporation and Subsidiary Companies ("Kaiser").

               Certain reclassifications of prior-year information were made to conform to the current presentation.


          2.   INTERCOMPANY NOTE PAYABLE

               The Intercompany Note to KACC, as amended, provides for a fixed interest rate of 6-5/8%. No interest or principal payments are due until December 31, 2000, after which interest and principal will be payable over a 15-year term pursuant to a predetermined schedule.


          3.   RESTRICTED NET ASSETS

               The investment in KACC is substantially unavailable to the Company pursuant to the terms of certain debt instruments. The obligations of KACC in respect of the credit facilities under the Credit Agreement are guaranteed by the Company and substantially by all significant subsidiaries of KACC. See
               Note 5 of Notes to Kaiser's Consolidated Financial
               Statements.



                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KAISER ALUMINUM CORPORATION

               Date:  March 30, 1999         By  George T. Haymaker, Jr.
                                                 George T. Haymaker, Jr.
                                                  Chairman of the Board
                                               and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Date:  March 30, 1999             George T. Haymaker, Jr.
                                                 George T. Haymaker, Jr.
                                                  Chairman of the Board
                                               and Chief Executive Officer
                                              (Principal Executive Officer)

               Date:  March 30, 1999                 John T. La Duc
                                                     John T. La Duc
                                              Executive Vice President and
                                             Chief Financial Officer
                                              (Principal Financial Officer)

               Date:  March 30, 1999                Daniel D. Maddox
                                                    Daniel D. Maddox
                                              Vice President and Controller
                                             (Principal Accounting Officer)

               Date:  March 30, 1999              Robert J. Cruikshank
                                                  Robert J. Cruikshank
                                                        Director

               Date:  March 30, 1999               Charles E. Hurwitz
                                                   Charles E. Hurwitz
                                                        Director

               Date:  March 30, 1999                  Ezra G. Levin
                                                      Ezra G. Levin
                                                        Director

               Date:  March 30, 1999                  Robert Marcus
                                                      Robert Marcus
                                                        Director

               Date:  March 30, 1999                Robert J. Petris
                                                    Robert J. Petris
                                                        Director




                                  INDEX OF EXHIBITS

          Exhibit
          Number                        Description

           3.1 Restated Certificate of Incorporation of Kaiser Aluminum Corporation (the "Company" or "KAC"), dated February 21,1991 (incorporated by reference to Exhibit
                    3.1 to Amendment No. 2 to the Registration Statement on Form S-1, dated June 11, 1991, filed by KAC,
                    Registration No. 33-37895).

           3.2 Certificate of Retirement of KAC, dated October 24, 1995 (incorporated by reference to Exhibit 3.2 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).

           3.3      Certificate of Retirement of Kaiser Aluminum
                    Corporation, dated February 12, 1998 (incorporated by reference to Exhibit 3.3 to the Report on From 10-K for the period ended December 31, 1997, filed by KAC, File No. 1-9447).

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

           4.24 Twelfth Amendment to Credit Agreement, dated as of January 13, 1998, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.24 to the Report on Form 10-K for the period ended December 31, 1997, filed by KAC, File No. 1-9447).

           4.25 Thirteenth Amendment to Credit Agreement, dated as of July 20, 1998, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4 to the report on Form 10-Q for the quarterly period ended June 30, 1998, filed by KAC, File No. 1-9447).

          *4.26 Fourteenth Amendment to Credit Agreement, dated as of December 11, 1998, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent.

          *4.27 Fifteenth Amendment to Credit Agreement, dated as of February 23, 1999, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent.

          *4.28 Sixteenth Amendment to Credit Agreement, dated as of March 26, 1999, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions party thereto, and BankAmerica Business Credit, Inc., as Agent.

           4.29 Intercompany Note between KAC and KACC (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM Inc. ("MAXXAM"), File No. 1-3924).

           4.30 Confirmation of Amendment of Non-Negotiable Intercompany Note, dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit
                    10.12 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM, File No. 1-3924).

           4.31 Senior Subordinated Intercompany Note between KAC and KACC dated February 15, 1994 (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

           4.32 Senior Subordinated Intercompany Note between KAC and KACC dated March 17, 1994 (incorporated by reference to
                    Exhibit 4.23 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-
                    9447).

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

                    Executive Compensation Plans and Arrangements
                          [Exhibits 10.5 - 10.23, inclusive]

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

           10.12 Second Amendment to Employment Agreement, dated as of December 10, 1997, by and between KAC, KACC, and George
                    T. Haymaker, Jr. (incorporated by reference to Exhibit
                    10.12 to the Report on Form 10-K for the period ended December 31, 1997, filed by KAC, File No. 1-9447).

           10.13 Letter Agreement, dated January 1995, between KAC and Charles E. Hurwitz, granting Mr. Hurwitz stock options under the Kaiser 1993 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

           10.14 Employment Agreement between KACC and Raymond J. Milchovich made effective for the period from January 1, 1998, to December 31, 2002 (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File No. 1-9447).

           10.15 Time-Based Stock Option Grant Pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to Raymond J. Milchovich, effective July 2, 1998 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File No. 1-9447).

           10.16 Employment Agreement between KACC and John T. La Duc made effective for the period from January 1, 1998, to December 31, 2002 (incorporated by reference to Exhibit
                    10.5 to the Report on From 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File No. 1-9447).

           10.17 Time-Based Stock Option Grant Pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to John T. La Duc, effective July 10, 1998 (incorporated by reference to Exhibit 10.6 to the Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File No. 1-9447).

          *10.18 Time-Based Stock Option Grant Pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to George T. Haymaker, Jr., effective January 1, 1998.

          *10.19 Performance-Accelerated Stock Option Grant Pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to George
                    T. Haymaker, Jr., effective January 1, 1998.

          *10.20 Letter Agreement, dated July 27, 1998, between KACC and John H. Walker.

          *10.21 Description of Kaiser Severance Protection and Change of Control Benefits Program.

           10.22 Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC Common Stock (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K for the period ended December 31, 1994, filed by KAC, File No. 1-9447).

           10.23 Form of Deferred Fee Agreement between KAC, KACC, and directors of KAC and KACC (incorporated by reference to Exhibit 10 to the Report on Form 10-Q for the quarterly period ended March 31, 1998, filed by KAC, File No. 1-
                    9447).

          *13 The portions of KAC's Annual Report to shareholders for the year ended December 31, 1998, which are incorporated by reference into this Report.

          *21       Significant Subsidiaries of KAC.

          *23.1     Consent of Independent Public Accountants.

          *23.2     Consent of Wharton Levin Ehrmantraut Klein & Nash, P.A.

          *23.3     Consent of Heller Ehrman White & McAuliffe.

          *27       Financial Data Schedule.

          ------------------

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

                                                            Place of
                                                            Incorporation
                    Name                                    or Organization

               Alpart Jamaica Inc.                          Delaware
               Alumina Partners of Jamaica (partnership)    Delaware
               Anglesey Aluminium Limited                   United Kingdom
               Kaiser Alumina Australia Corporation         Delaware
               Kaiser Aluminium International, Inc.         Delaware
               Kaiser Aluminum & Chemical Corporation       Delaware
               Kaiser Aluminum & Chemical of Canada Limited Ontario
               Kaiser Bauxite Company                       Nevada
               Kaiser Bellwood Corporation                  Delaware
               Kaiser Finance Corporation                   Delaware
               Kaiser Jamaica Bauxite Company (partnership) Jamaica
               Kaiser Jamaica Corporation                   Delaware
               Queensland Alumina Limited                   Queensland
               Volta Aluminium Company Limited              Ghana


          Principal      California               South Carolina
                          ----------              --------------
          Domestic        Los Angeles (City        Greenwood
                          of Commerce)               Engineered Products
          Operations        Engineered             Greenwood
                            Products                 Engineered Products
          and             Oxnard                     Machine Shop
          Administrative    Engineered            Tennessee
                            Products              ---------
          Offices         Pleasanton               Jackson
          (Partial List)    R&D at the Center        Engineered Products
                            for Technology,       Texas
                            Administrative        -----
                            Offices                Houston
                                                     Kaiser Aluminum
                         Louisiana                   Corporation
                         ---------                   Headquarters
                          Baton Rouge              Sherman
                            Alumina Business         Engineered Products
                            Unit Offices          Virginia
                          Gramercy                --------
                            Alumina                Richmond
                         Michigan                    Engineered Products
                         --------                 Washington
                          Detroit                 ----------
                          (Southfield)             Mead
                            Automotive               Primary Aluminum,
                            Product                  Northwest Engineering
                            Development and          Center
                            Sales                  Richland
                         Ohio                        Engineered Products
                         ----                      Tacoma
                          Canton*                    Primary Aluminum
                            Engineered             Trentwood
                            Products                 Flat-Rolled Products
                          Cuyahoga Falls
                          (50%)*
                            Engineered
                            Products
                          Newark
                            Engineered
                            Products
                         Oklahoma
                         --------
                          Tulsa
                            Engineered
                            Products
                         Pennsylvania
                         ------------
                          Erie (50%)*
                            Engineered
                            Products

          * In separate announcements in early 1999, the Company said it had signed agreements to sell its interests in the assets located at Canton, Cuyahoga Falls, and Erie.

          -----------------------------------------------------------------
          Principal      Australia                Jamaica
                         ---------                -------
          Worldwide       Queensland Alumina       Alumina Partners of
                          Limited (28.3%)          Jamaica (65%)
          Operations        Alumina                  Bauxite, Alumina
          (Partial List) Canada                    Kaiser Jamaica Bauxite
                         ------                    Company (49%)
                          Kaiser Aluminum &        Bauxite
                          Chemical of             Wales, United Kingdom
                          Canada Limited          ---------------------
                          (100%)                   Anglesey Aluminium
                            Engineered             Limited (49%)
                            Products               Primary Aluminum
                         Ghana
                         -----
                          Volta Aluminium
                          Company Limited
                          (90%)
                            Primary Aluminum