Form 10-Q
period 1999-03-31
KAISER ALUMINUM CORP
filed 1999-05-07
CIK 811596

===========================================================================




                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
Yes   x        No
    -----        -------

     At April 30, 1999, the registrant had 79,397,413 shares of Common Stock outstanding.





===========================================================================

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        CONSOLIDATED BALANCE SHEETS
                          (In millions of dollars)


                                                                 March 31,    December 31,
                                                                      1999            1998
                                                            ------------------------------
                           ASSETS                             (Unaudited)
Current assets:
     Cash and cash equivalents                              $        10.8   $        98.3
     Receivables                                                    275.8           282.7
     Inventories                                                    528.7           543.5
     Prepaid expenses and other current assets                      116.1           105.5
                                                            ------------------------------
          Total current assets                                      931.4         1,030.0

Investments in and advances to unconsolidated affiliates            129.9           128.3
Property, plant, and equipment - net                              1,098.6         1,108.7
Deferred income taxes                                               396.0           377.9
Other assets                                                        377.7           346.0
                                                            ------------------------------

          Total                                             $     2,933.6   $     2,990.9
                                                            ==============================

             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $       151.7   $       173.3
     Accrued interest                                                24.7            37.3
     Accrued salaries, wages, and related expenses                   66.4            73.8
     Accrued postretirement medical benefit obligation -
          current portion                                            48.2            48.2
     Other accrued liabilities                                      178.8           148.3
     Payable to affiliates                                           81.5            77.1
     Long-term debt - current portion                                  .4              .4
                                                            ------------------------------
          Total current liabilities                                 551.7           558.4

Long-term liabilities                                               531.0           532.9
Accrued postretirement medical benefit obligation                   690.9           694.3
Long-term debt                                                      962.3           962.6
Minority interests                                                  116.7           123.5
Commitments and contingencies
Stockholders' equity:
     Common stock                                                      .8              .8
     Additional capital                                             535.4           535.4
     Accumulated deficit                                           (455.2)         (417.0)
                                                            ------------------------------
          Total stockholders' equity                                 81.0           119.2
                                                            ------------------------------

               Total                                        $     2,933.6   $     2,990.9
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

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                (Unaudited)
               (In millions of dollars, except share amounts)


                                                                     Quarter Ended
                                                                       March 31,
                                                            ------------------------------
                                                                      1999            1998
                                                            ------------------------------
Net sales                                                   $       479.4   $       597.0
                                                            ------------------------------

Costs and expenses:
     Cost of products sold                                          459.9           497.1
     Depreciation and amortization                                   24.4            25.4
     Selling, administrative, research and development,
          and general                                                28.1            29.7
                                                            ------------------------------
               Total costs and expenses                             512.4           552.2
                                                            ------------------------------

Operating income (loss)                                             (33.0)           44.8

Other income (expense):
     Interest expense                                               (27.7)          (28.0)
     Other - net                                                      1.3              .8
                                                            ------------------------------

Income (loss) before income taxes and minority interests            (59.4)           17.6

Benefit (provision) for income taxes                                 20.2            (6.2)

Minority interests                                                    1.0              .6
                                                            ------------------------------

Net income (loss)                                           $       (38.2)  $        12.0
                                                            ==============================

Earnings (loss) per share:
     Basic                                                  $        (.48)  $         .15

     Diluted                                                $        (.48)  $         .15

Weighted average shares outstanding (000):
     Basic                                                         79,154          79,008

     Diluted                                                       79,154          79,086





The accompanying notes to interim consolidated financial statements are an integral part of these statements.

            KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (In millions of dollars)

                                                                     Quarter Ended
                                                                       March 31,
                                                            ------------------------------
                                                                      1999            1998
                                                            ------------------------------
Cash flows from operating activities:
     Net income (loss)                                      $       (38.2)  $        12.0
     Adjustments to reconcile net income (loss) to net cash
          (used) provided by operating activities:
          Depreciation and amortization (including deferred
               financing costs)                                      25.4            26.7
          Equity in (income) loss of unconsolidated
               affiliates, net of distributions                      (4.4)           (3.7)
          Minority interests                                         (1.1)            (.6)
          Decrease in receivables                                     6.9            21.0
          Decrease in inventories                                    14.8            40.2
          Increase in prepaid expenses and other current
               assets                                               (11.7)           (1.2)
          Decrease in accounts payable and accrued interest         (34.2)          (38.6)
          Increase (decrease) in payable to affiliates and
               other accrued liabilities                             26.4           (24.6)
          Decrease in accrued and deferred income taxes             (20.5)           (1.1)
          Decrease in net long-term assets and liabilities          (31.0)           (8.1)
          Other                                                        .1             1.6
                                                            ------------------------------
               Net cash (used) provided by operating
                    activities                                      (67.5)           23.6
                                                            ------------------------------

Cash flows from investing activities:
     Capital expenditures                                           (16.5)          (13.7)
     Other                                                           (2.7)           (3.2)
                                                            ------------------------------
               Net cash used by investing activities                (19.2)          (16.9)
                                                            ------------------------------
Cash flows from financing activities:
     Borrowings under revolving credit facility, net                 -               -
     Repayments of long-term debt                                     (.3)            (.9)
     Decrease in restricted cash, net                                  .8              .6
     Redemption of minority interests' preference stock              (1.3)           (1.1)
                                                            ------------------------------
               Net cash used by financing activities                  (.8)           (1.4)
                                                            ------------------------------

Net (decrease) increase in cash and cash equivalents
     during the period                                              (87.5)            5.3
Cash and cash equivalents at beginning of period                     98.3            15.8
                                                            ------------------------------
Cash and cash equivalents at end of period                  $        10.8   $        21.1
                                                            ==============================

Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest             $        39.3   $        39.4
     Income taxes paid                                                 .5             6.4




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

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

     Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain reclassifications of prior-year information were made to conform to the current presentation.

LABOR RELATED COSTS
     The Company is currently operating five of its U.S. facilities with salaried employees and other workers as a result of the September 30, 1998, strike by the United Steelworkers of America ("USWA") and the subsequent "lock-out" by the Company in January 1999. For purposes of computing the costs and liabilities related to pension and other postretirement medical plans reflected in the accompanying interim consolidated financial statements for the quarter ended March 31, 1999, the Company based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between the amounts accrued and the amounts ultimately agreed to during the collective bargaining process will be reflected in future results during the term of any new contract.

RECENT ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2000, although earlier application is permitted. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at each period end in advance of reflecting the physical transactions to which the hedges relate. Changes in the fair value of the Company's open hedging positions will be reflected as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in fair value of the Company's hedging positions will reverse out of comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income when the subsequent physical transactions occur. Currently, the dollar amount of the Company's comprehensive income adjustments is not significant so there is not a significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The amount of such fluctuations could be significant. This result is contrary to the intent of the Company's hedging program, which is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility.

     The Company is currently evaluating how and when to implement SFAS No.
133.

2.   EARNINGS (LOSS) PER SHARE

Basic - Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of Common Stock outstanding during the period including the weighted average impact of the shares of Common Stock issued during the year from the date(s) of issuance.

Diluted - Diluted earnings (loss) per share for the quarter ended March 31, 1998, includes the dilutive effect of outstanding stock options of 78,000 shares. The impact of outstanding stock options was excluded from the computation for the quarter ended March 31, 1999, as its effect would have been antidilutive.

3.   INVENTORIES

     The classification of inventories is as follows:


                                                                 March 31,    December 31,
                                                                      1999            1998
                                                            ------------------------------
Finished fabricated aluminum products                       $        121.9  $        112.4
Primary aluminum and work in process                                 168.0           205.6
Bauxite and alumina                                                  120.2           109.5
Operating supplies and repair and maintenance parts                  118.6           116.0
                                                            ------------------------------
     Total                                                  $        528.7  $        543.5
                                                            ==============================


     Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

4.   CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES
     The Company and KACC are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of such environmental laws, and to claims and litigation based upon such laws. KACC currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1999, the balance of such accruals, which are primarily included in Long-term liabilities, was $50.5. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $8.0 for the years 1999 through 2003 and an aggregate of approximately $29.0 thereafter.

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

     The Company believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. No assurances can be given that the Company will be successful in attempts to recover incurred or future costs from insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred.

     While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ASBESTOS CONTINGENCIES
     KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not sold for at least 20 years. At March 31, 1999, the number of such claims pending was approximately 91,300, as compared with 86,400 at December 31, 1998. In 1998, approximately 22,900 of such claims were received and 13,900 were settled or dismissed. During the quarter ended March 31, 1999, approximately 9,300 of such claims were received and 4,400 of such claims were settled or dismissed. However, the foregoing claim and settlement figures as of and for the quarter ended March 31, 1999, do not reflect the fact that as of March 31, 1999, KACC has reached agreements under which it will settle approximately 26,000 of the pending asbestos-related claims over an extended period.

     Based on past experience and reasonably anticipated future activity, the Company has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and the Company's actual costs could exceed these estimates. The Company's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $187.7, before consideration of insurance recoveries, is included primarily in Long-term liabilities at March 31, 1999. While the Company does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. The Company estimates that annual future cash payments in connection with such litigation will be approximately $17.0 to $28.0 for each of the years 1999 through 2003, and an aggregate of approximately $79.0 thereafter.

     The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of future recoveries from these insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes, that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims; existing insurance policies; and the advice of Heller Ehrman White & McAuliffe with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $157.3, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at March 31, 1999.

     Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

LABOR MATTERS
     In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board by the USWA. KACC is responding to all such allegations and believes that they are without merit. If the allegations were sustained, KACC could be required to make locked-out employees whole for back wages from the date of the lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

OTHER CONTINGENCIES
     The Company or KACC is involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

     See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 1998.

5.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

     At March 31, 1999, the net unrealized gain on KACC's position in aluminum forward sales and option contracts, energy forward purchase and option contracts, and forward foreign exchange contracts, was approximately $28.9 (based on comparisons to applicable quarter-end published market prices). As KACC's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will generally be offset by losses or gains, respectively, on the transactions being hedged.

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

     From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of March 31, 1999, KACC had sold forward, at fixed prices, approximately 18,000 tons of primary aluminum with respect to 1999. As of March 31, 1999, KACC had also entered into option contracts that established a price range for an additional 144,000 and 323,000 tons of primary aluminum for 1999 and 2000, respectively.

     Additionally, through March 31, 1999, KACC had also entered a series of transactions with a counterparty that will provide KACC with a premium over the forward market prices at the date of the transaction for 4,000 tons of primary aluminum per month during the period July 1999 through June 2001. KACC also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 8,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. While the Company believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions will be "marked to
market" each period.   For the quarter ended March 31, 1999, the Company
recorded a mark-to-market charge of $0.5 in Other income (expense) associated with the above transactions.

     As of March 31, 1999, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1999, 2000 and 2001 at prices indexed to future prices of primary aluminum.

ENERGY
     KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of March 31, 1999, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 32,700 MMBtu of natural gas per day during the remainder of 1999. As of March 31, 1999, KACC also held a combination of fixed price purchase and option contracts for an average of 246,000 and 179,000 barrels per month of fuel oil and diesel fuel for 1999 and 2000, respectively.

FOREIGN CURRENCY
     KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At March 31, 1999, KACC had net forward foreign exchange contracts totaling approximately $132.3 for the purchase of 198.6 Australian dollars from April 1999 through December 2000, in respect of its commitments for the remainder of 1999 through 2000 expenditures denominated in Australian dollars.

     See Note 10 of the Notes to Consolidated Financial Statements for the year ended December 31, 1998.

6.   SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

     In February 1999, KACC, through a subsidiary, completed the acquisition of its joint venture partner's 45% interest in Kaiser LaRoche Hydrate Partners ("KLHP") for a cash purchase price of approximately $10.0. As KACC already owned 55% of KLHP, the results of KLHP were already included in the Company's consolidated financial statements.

     On April 1, 1999, KACC completed the previously announced sale of its 50% interest in AKW L.P. ("AKW"), an aluminum wheels joint venture, to its partner, Accuride Corporation. The sale will result in the Company recognizing a net pre-tax gain of approximately $50 million in the second quarter of 1999. The Company's equity in income of AKW was $2.5 and $1.1 for the quarters ended March 31, 1999 and 1998, respectively.

7.   INTERIM OPERATING SEGMENT INFORMATION

     The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1998. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense. See Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 1998.

Financial information by operating segment for the quarters ended March 31, 1999 and 1998 is as follows:


                                                                     Quarter Ended
                                                                       March 31,
                                                            ------------------------------
                                                                      1999            1998
------------------------------------------------------------------------------------------
Net Sales:
     Bauxite and Alumina:
          Net sales to unaffiliated customers               $        89.7   $        93.3
          Intersegment sales                                         23.0            42.2
                                                            --------------  --------------
                                                                    112.7           135.5
                                                            --------------  --------------
     Primary Aluminum:
          Net sales to unaffiliated customers                        89.1           126.2
          Intersegment sales                                         49.1            66.8
                                                            --------------  --------------
                                                                    138.2           193.0
                                                            --------------  --------------
     Flat-Rolled Products                                           148.3           194.3
     Engineered Products                                            133.5           162.6
     Minority interests                                              18.8            20.6
     Eliminations                                                   (72.1)         (109.0)
                                                            --------------  --------------
                                                            $       479.4   $       597.0
                                                            ==============  ==============
Operating income (loss):
     Bauxite and Alumina                                    $        (7.8)  $        11.6
     Primary Aluminum                                               (22.1)           20.1
     Flat-Rolled Products                                             7.4            16.3
     Engineered Products                                              6.9            16.3
     Micromill                                                       (3.3)           (5.2)
     Eliminations                                                     3.6             3.1
     Corporate and Other                                            (17.7)          (17.4)
                                                            --------------  --------------
                                                            $       (33.0)  $        44.8
                                                            ==============  ==============
Depreciation and amortization:
     Bauxite and Alumina                                    $         8.9   $         9.6
     Primary Aluminum                                                 7.3             7.5
     Flat-Rolled Products                                             4.1             4.1
     Engineered Products                                              2.7             2.7
     Micromill                                                         .7              .7
     Corporate and Other                                               .7              .8
                                                            --------------  --------------
                                                            $        24.4   $        25.4
                                                            ==============  ==============



     Excluding the February 1999 purchase of the remaining interest in KLHP, which affected the Bauxite and Alumina segment, and the April 1999 sale of KACC's interest in AKW, which affected the Engineered Products segment, there were no material changes in segment assets since December 31, 1998. Capital expenditures made during the first quarter of 1999 (other than the KLHP acquisition) were incurred on a relatively ratable basis among KACC's four primary operating business segments.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     This section should be read in conjunction with the response to Item 1, Part I, of this Report.

     This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see, for example, "Recent Events and Developments," "Results of Operations," and "Liquidity and Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, year 2000 technology issues, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and the Company's Annual Report on Form 10-K for the year ended December 31, 1998, each identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RECENT EVENTS AND DEVELOPMENTS

LABOR MATTERS
     Substantially all of KACC's hourly workforce at its Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the United Steelworkers of America (the "USWA") which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. As previously announced, in January 1999 KACC declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. KACC imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began. Based on operating results to date, the Company believes that a significant business interruption will not occur.

     KACC and the USWA continue to communicate; however, no formal schedule for bargaining sessions has been developed at this time. The objective of the Company has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

     As a result of the USWA strike, the Company temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998 (representing approximately 70,000 tons of annual production capacity out of a total combined production capacity of 273,000 tons per year at the facilities.) As previously announced, in February 1999, KACC began restarting the two curtailed potlines at its Mead smelter representing approximately 50,000 tons of the previously idle capacity. The first of the two Mead potlines was restarted in March 1999. The second of the two Mead potlines is currently expected to commence restart activity during the second quarter of 1999, although it may not be fully operational until the third quarter of the year. KACC has also announced that it has completed preparations to restart the 20,000 tons of idle capacity at its Tacoma smelter. However, the timing for any restart of the Tacoma potline has yet to be determined and will depend upon market conditions and other factors.

     While the Company initially experienced an adverse strike-related impact on its profitability, the Company currently believes that KACC's operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the effect of the incremental costs associated with operating the affected plants during the dispute were eliminated or substantially reduced as of January 1999 (excluding the impacts of the restart costs discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that KACC's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on the Company's operating results, will be successful.

STRATEGIC INITIATIVES
     The Company has previously disclosed that it believes that it had met, and exceeded, its goal of achieving $120.0 million of pre-tax cost reductions and other profit improvements, independent of metal price changes, measured against 1996 results prior to the end of the third quarter of 1998, when the impact of such items as smelter operating levels, the USWA strike and changes in foreign currency exchange rates are excluded from the analysis. The Company remains committed to sustaining the full $120.0 million improvement and to generating additional profit improvements in future years; however, no assurances can be given that the Company will be successful in this regard.

     In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which the Company believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW L.P. ("AKW"), the rationalization of certain of the Company's Engineered Products operations, the Company's investment to expand its production capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill, and the Company's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of KACC's Micromill(TM) technology. This process has continued in 1999. In February 1999, KACC completed the acquisition of the remaining 45% interest in Kaiser LaRoche Hydrate Partners ("KLHP"), an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. Additionally, in April 1999, KACC sold its 50% interest in AKW to its joint venture partner for approximately $70 million in cash proceeds. The transaction will result in the Company recognizing a pre-tax gain of approximately $50 million in the second quarter of 1999. See Note 6 of Notes to Interim Consolidated Financial Statements.

     Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities, including the Company's active pursuit of claims in respect of insurance coverage for certain incurred and future environmental costs, as evidenced by the Company's fourth quarter 1998, receipt of recoveries totaling approximately $35.0 million related to current and future claims against certain of its insurers. See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 1998.

     Additional portfolio analysis and initiatives are continuing.

VALCO OPERATING LEVEL
     The Company's 90%-owned Volta Aluminium Company Limited ("Valco") smelter in Ghana operated only one of its five potlines during most of 1998, although, on average, two potlines were operated during most of the first quarter of 1998. Each of Valco's potlines is capable of producing approximately 40,000 tons of primary aluminum per year. Valco earned compensation in 1998 (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the Volta River Authority ("VRA") in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact in 1998 of the curtailment of such lines. Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998. Valco currently expects to operate an average of three lines during 1999. As of April 30, 1999, two of the previously curtailed potlines had been restarted.

     Valco has notified the VRA that it believes it had the contractual rights at the beginning of 1998 and 1999 to sufficient energy to run four and one-half potlines for the balance of both years. Valco continues to seek compensation from the VRA with respect to the 1998 and 1999 reductions in its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments in the future. No assurances can be given as to the success of these discussions.

RESULTS OF OPERATIONS

     As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 1999 and 1998. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto, contained elsewhere herein. See Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 1998, for further information regarding segments.

     Interim results are not necessarily indicative of those for a full year.

               SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                (Unaudited)
           (In millions of dollars, except shipments and prices)



                                                                     Quarter Ended
                                                                       March 31,
                                                            ------------------------------
                                                                      1999            1998
------------------------------------------------------------------------------------------
Shipments: (000 tons)
     Alumina
          Third Party                                               487.0           424.6
          Intersegment                                              150.3           215.8
                                                            --------------  --------------
               Total Alumina                                        637.3           640.4
                                                            --------------  --------------
     Primary Aluminum
          Third Party                                                62.9            80.5
          Intersegment                                               39.5            43.6
                                                            --------------  --------------
               Total Primary Aluminum                               102.4           124.1
                                                            -------------   -------------
     Flat-Rolled Products                                            52.5            59.7
                                                            --------------  --------------
     Engineered Products                                             41.4            45.8
                                                            --------------  --------------
Average Realized Third Party Sales Price: (1)
     Alumina (per ton)                                      $         172   $         201
     Primary Aluminum (per pound)                           $         .64   $         .71
Net Sales:
     Bauxite and Alumina
          Third Party (includes net sales of bauxite)       $        89.7   $        93.3
          Intersegment                                               23.0            42.2
                                                            --------------  --------------
               Total Bauxite & Alumina                              112.7           135.5
                                                            --------------  --------------
     Primary Aluminum
          Third Party                                                89.1           126.2
          Intersegment                                               49.1            66.8
                                                            --------------  --------------
               Total Primary Aluminum                               138.2           193.0
                                                            --------------  --------------
     Flat-Rolled Products                                           148.3           194.3
     Engineered Products                                            133.5           162.6
     Minority Interests                                              18.8            20.6
     Eliminations                                                   (72.1)         (109.0)
                                                            --------------  --------------
               Total Net Sales                              $       479.4   $       597.0
                                                            ==============  ==============
Operating Income (Loss):
     Bauxite & Alumina                                      $        (7.8)  $        11.6
     Primary Aluminum (2)                                           (22.1)           20.1
     Flat-Rolled Products                                             7.4            16.3
     Engineered Products                                              6.9            16.3
     Micromill(TM)                                                   (3.3)           (5.2)
     Eliminations                                                     3.6             3.1
     Corporate                                                      (17.7)          (17.4)
                                                            --------------  --------------
               Total Operating Income (Loss)                $       (33.0)  $        44.8
                                                            ==============  ==============
Net Income (Loss)                                           $       (38.2)  $        12.0
                                                            ==============  ==============
Capital Expenditures                                        $        16.5   $        13.7
                                                            ==============  ==============


(1) Average realized prices for the Company's Flat-rolled products and Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.
(2) First quarter 1999 results for the Primary aluminum segment include potline restart costs of $7.1.

OVERVIEW
     The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See
Note 5 of Notes to Interim Consolidated Financial Statements for a discussion of KACC's hedging activities.

     During 1998, the Average Midwest United States transaction price ("AMT Price") per pound of primary aluminum experienced a steady decline during the year, beginning the year in the $.70 to $.75 range and ending the year in the low $.60 range. During the first quarter of 1999, the AMT Price for primary aluminum was in the $.57 to $.59 per pound range most of the quarter, but increased in March 1999 and ended the quarter at approximately $.62. The AMT Price for primary aluminum for the week ended April 23, 1999, was approximately $.64 per pound.

QUARTER ENDED MARCH 31, 1999, COMPARED TO QUARTER ENDED MARCH 31, 1998

SUMMARY
     The Company reported a net loss of $38.2 million, or $.48 of basic loss per share, for the first quarter of 1999, compared to a net income of $12.0 million, or $.15 of basic earnings per share, for the same period of 1998. Net sales in the first quarter of 1999 totaled $479.4 million compared to $597.0 million in the first quarter of 1998.

BAUXITE AND ALUMINA
     Third party net sales of alumina were down 2% for the quarter ended March 31, 1999, as compared to the same period in 1998 as a 15% increase in third party shipments was more than offset by a decline in average realized price. The increase in 1999 third party shipments (and offsetting decrease in 1999 intersegment shipments) resulted from reduced shipments to Valco, due to the production curtailment more fully discussed above and the fourth quarter strike-related curtailment of three potlines at the Company's Washington smelters. The average realized price for third party alumina sales was down as the allocated net gains from the Company's hedging activities only partially offset the decline in market prices related to the Company's primary aluminum-linked customer sales contracts. In addition to being impacted by the reduced shipments to Valco and the Washington smelters as discussed above, intersegment sales were adversely affected by a substantial market-related decline in intersegment average sales prices.

     Segment operating income declined significantly between years due to the decline in market related prices discussed above. The impact of increased third party shipments of alumina was substantially offset by a corresponding decline in intersegment shipments.

PRIMARY ALUMINUM
     First quarter 1999 third party net sales of primary aluminum were down 29% as compared to the comparable period in 1998 primarily as a result of a 22% reduction in shipments, caused by the 1998 potline curtailments at Valco and the Washington smelters. Reduced average realized third party sales prices between first quarter 1999 and 1998 (reflecting lower market prices offset, in part, by allocated net gains from KACC's hedging activities) also adversely impacted third party net sales. Intersegment net sales were down approximately 27% between first quarter 1999 and 1998. Intersegment shipments were down 9% from the prior year comparable period and average realized prices dropped by 18% reflecting lower market prices for primary aluminum.

     Segment operating income in first quarter 1999 was down significantly from first quarter 1998. The primary reason for the decline was the significant reduction in shipments and average realized prices, discussed above. However, first quarter 1999 results also reflect the adverse impact of the Valco and Washington smelter potline curtailments, the lack of any compensation from the VRA in 1999 related to the Valco potline curtailments, and costs of approximately $7.1 million associated with preparing and restarting potlines at Valco and the Washington smelters.

FLAT-ROLLED PRODUCTS
     Net sales of flat-rolled products decreased by 24% during first quarter 1999 as compared to 1998 as a result of a 12% reduction in product shipments and 13% decline in average realized prices. The reduction in quarterly shipments reflects reduced aerospace demand for heat treat products as compared to the first quarter of 1998 as well as customer deferrals of can stock purchases into the second quarter of 1999. The decline in average realized prices reflects lower market prices for primary aluminum as well as the price impact of the changes in product mix discussed above.

     Segment operating income decreased significantly in first quarter 1999 primarily as a result of the price, volume and product mix factors discussed above.

ENGINEERED PRODUCTS
     Net sales of engineered products were down approximately 18% year to year, reflecting a 10% decrease in product shipments and 9% decline in average realized prices. The reduction in shipments primarily resulted from seasonality and softening demand primarily in aerospace market sectors. These factors were somewhat offset by strong demand for soft alloy extrusions. The change in average realized prices reflects lower market prices for primary aluminum as well as the price impact of changes in product mix.

     Segment operating income declined significantly in the first quarter of 1999 as compared to the first quarter of 1998 primarily as a result of the price, volume, and product mix factors discussed above.

ELIMINATIONS
     Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

CORPORATE AND OTHER
     Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
     At March 31, 1999, the Company had working capital of $379.7 million, compared with working capital of $471.6 million at December 31, 1998. The decrease in working capital primarily resulted from a decrease in Cash and cash equivalents.

INVESTING ACTIVITIES
     Capital expenditures during the quarter ended March 31, 1999, were $16.5 million consisting primarily of the purchase of the remaining 45% interest in KLHP, discussed above. The remainder of the first quarter 1999 capital expenditures were used to improve production efficiency and reduce operating costs. Total consolidated capital expenditures (of which approximately 8% is expected to be funded by the Company's minority partners in certain foreign joint ventures) are expected to be between $70 and $90 million per annum in each of 1999 through 2001. Management continues to evaluate numerous projects all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, KACC's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

FINANCING ACTIVITIES AND LIQUIDITY

     At March 31, 1999, the Company had long-term debt of $962.7 million, compared with $963.0 million at December 31, 1998.

     At March 31, 1999, $273.4 million (of which $73.4 million could have been used for letters of credit) was available to KACC under the Credit Agreement and no amounts were outstanding under the revolving credit facility. Loans under the Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option.

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

OTHER MATTERS

YEAR 2000 READINESS DISCLOSURE
     The Company utilizes software and related technologies throughout its business that will be affected by the date change to the year 2000. There may also be technology embedded in certain of the equipment owned or used by the Company that is susceptible to the year 2000 date change as well. The Company has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent the Company's systems and assets from being able to meet the Company's business needs and objectives. Year 2000 progress and readiness has also been the subject of the Company's normal, recurring internal audit function.

     Each of the Company's business units has developed year 2000 plans specifically tailored to their individual situations. A wide range of solutions is being implemented, including modifying existing systems and, in limited cases where it is cost effective, purchasing new systems. Total spending related to these projects, which began in 1997 and is expected to continue through 1999, is currently estimated to be in the $10-15 million range. As of April 30, 1999, the Company estimates that approximately $4-6 million of year 2000 expenditures are yet to be incurred. Such remaining amounts are expected to be incurred over the balance of 1999, primarily in the second and third quarters of the year. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the system. The Company has established an internal goal of having all necessary system changes in place and tested by mid-year 1999. Substantially all facilities and systems are expected to meet this goal. However, a limited number of systems and pieces of equipment will not be completely remediated and tested until sometime in the third quarter of the year. The Company plans to commit the necessary resources for all remediation efforts.

     In addition to addressing the Company's internal systems, the company-wide program involves identification of key suppliers, customers, and other third-party relationships that could be impacted by year 2000 issues. A general survey has been conducted of the Company's supplier and customer base. Direct contact has been made, or is in progress, with parties which are deemed to be particularly critical including financial institutions, power suppliers, and customers, with which the Company has a material relationship.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     See Part I, Item 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK" in the Company's Form 10-K for the year ended December 31, 1998.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

Asbestos-related Litigation

     KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The portion of Note 4 of Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I, Item 3. "LEGAL PROCEEDINGS - Asbestos-related Litigation" in the Company's Form 10-K for the year ended December 31, 1998.

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

     *4.1 Fourth Supplemental Indenture, dated as of March 31, 1999, to the
          Indenture, dated as of February 1, 1993, regarding KACC's 12-3/4% Senior Subordinated Notes due 2003.

     *4.2 Third Supplemental Indenture, dated as of March 31, 1999, to the
          Indenture, dated as of February 17, 1994, regarding KACC's 9-7/8% Senior Notes due 2002.

     *4.3 Second Supplemental Indenture, dated as of March 31, 1999, to the
          Indenture, dated as of October 23, 1996, regarding KACC's 10-7/8% Series B Senior Notes due 2006.

     *4.4 Second Supplemental Indenture, dated as of March 31, 1999, to the
          Indenture, dated as of December 23, 1996, regarding KACC's 10-7/8% Series D Senior Notes due 2006.

     *27  Financial Data Schedule.

     (b)  Reports on Form 8-K.

     No Report on Form 8-K was filed by the Company during the quarter ended March 31, 1999.


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

                                        KAISER ALUMINUM CORPORATION


                                             /s/   John T. La Duc
                                        By:-----------------------------
                                                   John T. La Duc
                                           Executive Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)


                                             /s/     Daniel D. Maddox
                                        By:-----------------------------
                                                  Daniel D. Maddox
                                           Vice President and Controller
                                           (Principal Accounting Officer)



Dated:    May 7, 1999