Form 10-Q
period 1999-09-30
KAISER ALUMINUM CORP
filed 1999-10-27
CIK 811596

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     At October 15, 1999, the registrant had 79,405,333 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                            (IN MILLIONS OF DOLLARS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $    8.6        $   98.3
  Receivables...............................................       287.4           282.7
  Inventories...............................................       554.2           543.5
  Prepaid expenses and other current assets.................       121.3           105.5
                                                                --------        --------
          Total current assets..............................       971.5         1,030.0
Investments in and advances to unconsolidated affiliates....        96.5           128.3
Property, plant, and equipment -- net.......................     1,059.7         1,108.7
Deferred income taxes.......................................       431.5           377.9
Other assets................................................       536.0           346.0
                                                                --------        --------
          Total.............................................    $3,095.2        $2,990.9
                                                                ========        ========

                            LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $  196.2        $  173.3
  Accrued interest..........................................        24.7            37.3
  Accrued salaries, wages, and related expenses.............        59.4            73.8
  Accrued postretirement medical benefit
     obligation -- current portion..........................        48.2            48.2
  Other accrued liabilities.................................       152.1           148.3
  Payable to affiliates.....................................        83.3            77.1
  Long-term debt -- current portion.........................          .3              .4
                                                                --------        --------
          Total current liabilities.........................       564.2           558.4
Long-term liabilities.......................................       733.5           532.9
Accrued postretirement medical benefit obligation...........       684.1           694.3
Long-term debt..............................................       969.9           962.6
Minority interests..........................................       116.0           123.5
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................          .8              .8
  Additional capital........................................       536.8           535.4
  Accumulated deficit.......................................      (510.1)         (417.0)
                                                                --------        --------
          Total stockholders' equity........................        27.5           119.2
                                                                --------        --------
          Total.............................................    $3,095.2        $2,990.9
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

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                  (UNAUDITED)
                 (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                          QUARTER ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                        -----------------   -------------------
                                                         1999      1998       1999       1998
                                                        -------   -------   --------   --------
Net sales.............................................  $ 520.3   $ 541.6   $1,524.7   $1,753.4
                                                        -------   -------   --------   --------
Costs and expenses:
  Cost of products sold...............................    463.9     458.2    1,397.7    1,458.8
  Depreciation and amortization.......................     20.9      24.5       69.4       74.8
  Selling, administrative, research and development,
     and general......................................     28.5      28.1       82.9       88.9
  Non-cash impairment of Micromill assets.............     19.1        --       19.1         --
                                                        -------   -------   --------   --------
          Total costs and expenses....................    532.4     510.8    1,569.1    1,622.5
                                                        -------   -------   --------   --------
Operating income (loss)...............................    (12.1)     30.8      (44.4)     130.9
Other income (expense):
  Interest expense....................................    (27.3)    (27.7)     (82.4)     (82.6)
  Other -- net........................................    (21.8)      1.3      (19.3)       (.6)
                                                        -------   -------   --------   --------
Income (loss) before income taxes and minority
  interests...........................................    (61.2)      4.4     (146.1)      47.7
Benefit (provision) for income taxes..................     21.1       6.7       49.9       (8.5)
Minority interests....................................       .9       (.3)       3.1         .3
                                                        -------   -------   --------   --------
Net income (loss).....................................  $ (39.2)  $  10.8   $  (93.1)  $   39.5
                                                        =======   =======   ========   ========
Earnings (loss) per share:
  Basic...............................................  $  (.49)  $   .14   $  (1.17)  $    .50
  Diluted.............................................  $  (.49)  $   .14   $  (1.17)  $    .50
Weighted average shares outstanding (000):
  Basic...............................................   79,404    79,150     79,312     79,102
  Diluted.............................................   79,404    79,169     79,312     79,166

            The accompanying notes to interim consolidated financial
              statements are an integral part of these statements.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Cash flows from operating activities:
  Net income (loss).........................................  $ (93.1)   $ 39.5
  Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
     Depreciation and amortization (including deferred
      financing costs of $3.2 and $3.0).....................     72.6      77.8
     Non-cash impairment of Micromill assets................     19.1        --
     Gain on sale of interest in AKW joint venture..........    (50.5)       --
     Non-cash benefit for income taxes......................       --      (8.3)
     Equity in (income) loss of unconsolidated affiliates,
      net of distributions..................................     (2.0)       .9
     Minority interests.....................................     (3.1)      (.3)
     (Increase) decrease in receivables.....................     (4.7)     43.4
     (Increase) decrease in inventories.....................    (10.7)     48.6
     (Increase) decrease in prepaid expenses and other
      current assets........................................    (35.2)     23.7
     Increase (decrease) in accounts payable and accrued
      interest..............................................     10.3     (17.2)
     Decrease in payable to affiliates and other accrued
      liabilities...........................................     (1.1)    (47.5)
     (Decrease) increase in accrued and deferred income
      taxes.................................................    (58.7)      3.1
     Increase (decrease) in net long-term assets and
      liabilities...........................................     28.2     (24.3)
     Other..................................................      1.0       7.2
                                                              -------    ------
          Net cash (used) provided by operating
           activities.......................................   (127.9)    146.6
                                                              -------    ------
Cash flows from investing activities:
  Proceeds from sale of interest in AKW joint venture.......     70.4        --
  Capital expenditures......................................    (40.3)    (52.3)
  Other.....................................................       .1        .2
                                                              -------    ------
          Net cash provided (used) by investing
           activities.......................................     30.2     (52.1)
                                                              -------    ------
Cash flows from financing activities:
  Borrowings under revolving credit facility, net...........      7.7        --
  Repayments of long-term debt..............................      (.4)     (7.1)
  Capital stock issued......................................      1.4        .1
  Decrease in restricted cash, net..........................       .7       3.3
  Incurrence of financing costs.............................       --       (.6)
  Redemption of minority interests' preference stock........     (1.4)     (8.6)
                                                              -------    ------
          Net cash provided (used) by financing
           activities.......................................      8.0     (12.9)
                                                              -------    ------
Net (decrease) increase in cash and cash equivalents during
  the period................................................    (89.7)     81.6
Cash and cash equivalents at beginning of period............     98.3      15.8
                                                              -------    ------
Cash and cash equivalents at end of period..................  $   8.6    $ 97.4
                                                              =======    ======
Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest................  $  91.8    $ 92.6
  Income taxes paid.........................................     11.2      12.5

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

     Operating results for the quarter and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain reclassifications of prior-year information were made to conform to the current presentation.

  Incident at Gramercy Facility

     On July 5, 1999, KACC's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is currently expected to remain curtailed until at least mid-2000 when KACC expects to begin partial production. Based on preliminary estimates, full production is currently expected to be achieved by the end of 2000 or shortly thereafter. However, any delay in obtaining the necessary permits or approvals to begin construction or operations would likely delay these expected production dates. Shortly after the incident, KACC declared force majeure with respect to certain of its third party alumina and hydrate sales contracts and third party vendor purchase contracts. However, KACC subsequently agreed to supply certain third party alumina customers. See Business Interruption below.

     The cause of the incident is under investigation by KACC and governmental agencies. Depending on the outcome of the ongoing investigations by the various government agencies, KACC could be subject to civil and/or criminal fines and penalties. However, as more fully explained below, based on what is known to date, the Company currently believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage.

     KACC has significant amounts of insurance coverage related to the Gramercy incident. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0, which amounts have been

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES charged to Cost of products sold during the quarter ended September 30, 1999. KACC's insurance coverage has four separate components: property damage, business interruption, liability and workers' compensation. These components are discussed in the following paragraphs.

     Property Damage. KACC's insurance policies provide that, if KACC rebuilds the facility (which is KACC's current intention), KACC will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. KACC and its engineers are in the process of developing construction alternatives and cost projections to rebuild the facility. Once this process is complete, KACC will have detailed discussions with the insurance carriers and their representatives regarding the amount of reimbursement. KACC currently expects that it will be able to reach an agreement with its insurance carriers as to a minimum amount of property damage reimbursement during the fourth quarter of 1999. However, there can be no assurance that the discussions with the insurance carriers and their representatives will be completed by the end of the fourth quarter or that the minimum amount of insurance proceeds will be known by that time. It is unclear when KACC will reach a final agreement as to the ultimate amount of recoveries KACC will receive. At September 30, 1999, KACC had accrued approximately $3.0 for estimated property damage insurance recoveries.

     As the estimated amount of reimbursement becomes known to KACC, it will be required under generally accepted accounting principles to recognize gains to the extent that the estimated insurance proceeds exceed the carrying value of the damaged property, which is approximately $15.0. Such gains may be reflected beginning in the fourth quarter of 1999 and from time to time thereafter as additional property reimbursements are agreed to by the insurance carriers. The amount of such gains is expected to be significant. The overall impact of recognizing the gains will be a significant increase in stockholders' equity and an increase in depreciation expense in future years once production is restored.

     Business Interruption. KACC's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a 49%-owned facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until production at the Gramercy facility is restored. The Gramercy facility will also incur incremental costs for clean up and other activities during the remainder of 1999 and 2000. Additionally, KACC will incur increased costs as a result of recent agreements to supply certain of Gramercy's major customers with alumina, despite the fact that KACC had declared force majeure with respect to the contracts shortly after the incident. KACC is purchasing alumina from third parties, in excess of the amounts of alumina available from other KACC-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. In consideration of all of the foregoing items, KACC has recorded expected business interruption insurance recoveries totaling $22.0 as a reduction of Cost of products sold, which amount substantially offsets actual expenses incurred during the quarter ended September 30, 1999. However, the amount recorded represents an estimate of KACC's business interruption coverage, based on preliminary discussions with the insurance carriers and their representatives, and is, therefore, subject to change. KACC currently believes that additional amounts may be recoverable. Any adjustments to the recorded amounts of expected recovery will be reflected from time to time as agreements with the insurance carriers are reached. The amounts of such adjustments could be material.

     Since production has been completely curtailed at the Gramercy facility, KACC has, for the time being, suspended depreciation of the facility. Depreciation expense for the first six months of 1999 was approximately $6.0. However, KACC believes that the depreciation expense that would have been incurred may, at least in part, be recoverable under its business interruption insurance coverage.

     Liability. The incident has also resulted in more than thirty lawsuits being filed against KACC alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES other claims cannot be determined at this time; however, KACC does not currently believe the damages will exceed the amount of coverage under its liability policies.

     Workers' Compensation. Claims relating to all of the injured employees are expected to be covered under KACC's workers' compensation or liability policies. However, the aggregate amount of workers' compensation claims cannot be determined at this time and it is possible that such claims could exceed KACC's coverage limitations. While it is presently impossible to determine the aggregate amount of claims that may be incurred, or whether they will exceed KACC's coverage limitations, KACC currently believes that any amount in excess of the coverage limitations will not have a material effect on the Company's consolidated financial position or liquidity. However, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

     Timing of Insurance Recoveries. As of September 30, 1999, the Company has accrued receivables totaling approximately $25.0 for estimated recoveries under its property damage and business interruption insurance coverage. KACC is currently working with the insurance carriers to minimize, to the extent possible, the amount and period of time between when KACC incurs costs and when it is reimbursed. Delays in receiving insurance proceeds could have a temporary adverse impact on KACC's and the Company's short-term liquidity and delay the rebuilding of the Gramercy facility.

  Labor Related Costs

     The Company is currently operating five of its U.S. facilities with salaried employees and other workers as a result of the September 30, 1998, strike by the United Steelworkers of America ("USWA") and the subsequent "lock-out" by the Company in January 1999. However, the Company has continued to accrue certain benefits for the USWA members during the period of the strike and subsequent lock-out. For purposes of computing the benefit-related costs and liabilities to be reflected in the accompanying interim consolidated financial statements, the Company has based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between any amounts accrued and any amounts ultimately agreed to during the collective bargaining process will be reflected in future results upon settlement or during the term of any new contract.

  Impairment of Micromill Assets

     As previously announced, in early 1999, KACC began a search for a strategic partner for the further development and deployment of its Micromill(TM) technology. This change in strategic course was based on management's conclusion that additional time and investment would be required to achieve a commercial success. Given the Company's other strategic priorities, the Company believed that introducing added commercial and financial resources was the appropriate course of action for capturing the maximum long-term value. A number of third parties were contacted regarding joint ventures or other arrangements. Based on negotiations with these third parties, KACC now believes that a sale of the Micromill assets and technology is more likely than a partnership and that any such sales transaction would likely result in KACC receiving a combination of a small up-front payment and future payments based on the subsequent performance and profitability of the Micromill technology. As a result of these negotiations, KACC concluded that the carrying value of the Micromill assets should be reduced by $19.1. Accordingly, KACC recorded a non-cash impairment charge to reflect this write-down in the third quarter of 1999.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES sheet and to measure those instruments at fair value. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at each period-end in advance of recording the physical transactions to which the hedges relate. Changes in the fair value of the Company's open hedging positions will be reflected as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in fair value of the Company's hedging positions will reverse out of comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income when the subsequent physical transactions occur. Currently, the dollar amount of the Company's comprehensive income adjustments is not significant so there is not a significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. This result is contrary to the intent of the Company's hedging program, which is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility.

     Adoption of SFAS No. 133 was initially required on or before January 1, 2000. However, in June 1999, the FASB issued SFAS No. 137 which delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. The Company is currently evaluating how and when to implement SFAS No. 133.

2. EARNINGS (LOSS) PER SHARE

     Basic -- Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of Common Stock outstanding during the period including the weighted average impact of the shares of Common Stock issued during the year from the date(s) of issuance.

     Diluted -- The impact of outstanding stock options was excluded from the computation of Diluted loss per share for the quarter and nine-month periods ended September 30, 1999, as its effect would have been antidilutive. Diluted earnings per share for the quarter and nine-month periods ended September 30, 1998, include the dilutive effect of outstanding stock options of 19,000 and 64,000 shares, respectively.

3. INVENTORIES

     The classification of inventories is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Finished fabricated aluminum products.......................     $138.3          $112.4
Primary aluminum and work in process........................      181.0           205.6
Bauxite and alumina.........................................      112.8           109.5
Operating supplies and repair and maintenance parts.........      122.1           116.0
                                                                 ------          ------
          Total.............................................     $554.2          $543.5
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

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

     Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1999, the balance of such accruals, which are primarily included in Long-term liabilities, was $49.7. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $7.0 for the years 1999 through 2004 and an aggregate of approximately $31.0 thereafter.

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

     The Company believes that KACC has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. No assurances can be given that the Company will be successful in attempts to recover incurred or future costs from insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred.

     While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

 Asbestos Contingencies

     KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not sold for at least 20 years. At September 30, 1999, the number of such claims pending was approximately 96,600, as compared with 86,400 at December 31, 1998. In 1998, approximately 22,900 of such claims were received and 13,900 were settled or dismissed. During the quarter and nine-month periods ended September 30, 1999, approximately 6,700 and 23,000 of such claims were received and 4,800 and 12,800 of such claims were settled or dismissed. However, the foregoing claim and settlement figures as of and for the quarter and nine-month periods ended September 30, 1999, do not reflect the fact that as of September 30, 1999, KACC has reached agreements under which it expects to settle approximately 28,000 of the pending asbestos-related claims over an extended period.

     The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period (i.e., through 2009). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2009 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2009, there is a reasonable possibility that such costs may continue beyond 2009, and that such costs could be substantial. As of September 30, 1999, an estimated asbestos-related cost accrual of $396.0, before consideration of insurance recoveries, has been reflected in the accompanying financial statements primarily in Long-term liabilities. The Company estimates that annual future cash payments for asbestos-related costs will range from approximately $50 to $75 in the years 2000 to 2003, and an aggregate of approximately $121.0 thereafter.

     The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of future recoveries from these insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers related to existing asbestos-related liabilities are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of Heller Ehrman White & McAuliffe with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $317.9, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at September 30, 1999. However, no assurances can be given that KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC's aggregate insurance coverage.

     Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. This process resulted in the Company reflecting charges of $15.2 and $53.2 (included in Other income(expense)) in the quarter and nine-month periods ended September 30, 1999, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by KACC and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, as the Company's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

  Labor Matters

     In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board ("NLRB") by the USWA. As previously disclosed, KACC responded to all such allegations and believed that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against KACC. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. If the original decision were to be reversed, the matter would be referred to an administrative law judge for a hearing whose outcome would be subject to an additional appeal either by the USWA or KACC. This process could take months or years. Although KACC knows of no reason why the original decision would be reversed on appeal, there can be no certainty that the original NLRB decision will be upheld. If these proceedings eventually resulted in a definitive ruling against KACC, it could be obligated

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

5. DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

     At September 30, 1999, the net unrealized loss on KACC's position in aluminum forward sales and option contracts (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange contracts was approximately $36.6 (based on comparisons to applicable quarter-end published market prices). As KACC's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will generally be offset by losses or gains, respectively, on the transactions being hedged.

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

     From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of September 30, 1999, KACC had sold forward, at fixed prices, approximately 6,000 tons* of primary aluminum with respect to the remainder of 1999. As of September 30, 1999, KACC had also entered into option contracts that established a price range for an additional 65,000, 341,000 and 180,000 tons of primary aluminum for the remainder of 1999, 2000 and 2001, respectively.

     Additionally, through September 30, 1999, KACC had entered into a series of transactions with a counterparty that will provide KACC with a premium over the forward market prices at the date of the

---------------

* All references to tons in this report refer to metric tons of 2,204.6 pounds.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES transaction for 4,000 tons of primary aluminum per month during the period October 1999 through June 2001. KACC also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 8,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. While the Company believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions are "mark-to-market" each period. For the quarter and nine-month periods ended September 30, 1999, the Company recorded mark-to-market charges of $5.9 and $20.0 in Other income (expense) associated with the transactions described in this paragraph.

     As of September 30, 1999, virtually all KACC's sales of alumina to third parties for 1999, 2000 and 2001 are indexed to future prices of primary aluminum.

  Energy

     KACC is exposed to energy price risk from fluctuating prices for fuel oil and diesel fuel consumed in the production process. KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of September 30, 1999, KACC held a combination of fixed price purchase and option contracts for an average of 249,000 and 232,000 barrels per month of fuel oil and diesel fuel for 1999 and 2000, respectively.

  Foreign Currency

     KACC enters into forward exchange contracts to hedge material cash commitments in respect of foreign subsidiaries or affiliates. At September 30, 1999, KACC had net forward foreign exchange contracts totaling approximately $113.1 for the purchase of 170.0 Australian dollars from October 1999 through May 2001, in respect of its Australian dollar-denominated commitments for the remainder of 1999 through May 2001. In addition, KACC has entered into an option contract to purchase 42.0 Australian dollars for the period from January 2000 through June 2001.

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

     On April 1, 1999, KACC completed the previously announced sale of its 50% interest in AKW L.P. ("AKW"), an aluminum wheels joint venture, to its partner, Accuride Corporation for $70.4. The sale resulted in the Company recognizing a net pre-tax gain of $50.5 in the second quarter of 1999. The Company's equity in income of AKW for the nine-month period ended September 30, 1999, was $2.5. The Company's equity in income of AKW for the quarter and nine-month periods ended September 30, 1998, was $2.2 and $5.6, respectively.

7. INTERIM OPERATING SEGMENT INFORMATION

     The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1998. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense. See Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 1998, for additional information regarding the Company's segments. Financial information by operating segment for the quarters and nine months ended September 30, 1999 and 1998 is as follows:

                                                   QUARTER ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                  ---------------   -------------------
                                                   1999     1998      1999       1998
                                                  ------   ------   --------   --------
Net Sales:
  Bauxite and Alumina: (1)
     Net sales to unaffiliated customers........  $108.3   $129.3   $  308.8   $  359.5
     Intersegment sales.........................    33.7     21.2       86.3       99.5
                                                  ------   ------   --------   --------
                                                   142.0    150.5      395.1      459.0
                                                  ------   ------   --------   --------
  Primary Aluminum:
     Net sales to unaffiliated customers........   113.5     94.6      303.1      326.6
     Intersegment sales.........................    65.7     66.9      177.9      194.7
                                                  ------   ------   --------   --------
                                                   179.2    161.5      481.0      521.3
                                                  ------   ------   --------   --------
  Flat-Rolled Products..........................   140.8    166.2      444.4      557.5
  Engineered Products...........................   134.5    132.6      405.8      451.2
  Minority interests............................    23.2     18.8       62.6       58.6
  Eliminations..................................   (99.4)   (88.0)    (264.2)    (294.2)
                                                  ------   ------   --------   --------
                                                  $520.3   $541.6   $1,524.7   $1,753.4
                                                  ======   ======   ========   ========
Operating income (loss):
     Bauxite and Alumina(2).....................  $   .9   $  9.3   $  (10.4)  $   38.7
     Primary Aluminum(3)........................    10.0     13.6      (10.5)      55.8
     Flat-Rolled Products.......................     5.8     16.7       20.7       56.2
     Engineered Products........................    12.2     11.8       29.8       43.3
     Micromill..................................   (22.3)    (4.5)     (28.6)     (14.4)
     Eliminations...............................     1.1      1.1        6.6        3.5
     Corporate and Other........................   (19.8)   (17.2)     (52.0)     (52.2)
                                                  ------   ------   --------   --------
                                                  $(12.1)  $ 30.8   $  (44.4)  $  130.9
                                                  ======   ======   ========   ========
Depreciation and amortization:
     Bauxite and Alumina(4).....................  $  6.0   $  8.8   $   23.8   $   27.4
     Primary Aluminum...........................     6.9      7.5       21.2       22.5
     Flat-Rolled Products.......................     4.0      4.1       12.2       12.2
     Engineered Products........................     2.6      2.6        7.9        8.0
     Micromill..................................      .7       .7        2.1        2.2
     Corporate and Other........................      .7       .8        2.2        2.5
                                                  ------   ------   --------   --------
                                                  $ 20.9   $ 24.5   $   69.4   $   74.8
                                                  ======   ======   ========   ========

---------------

(1) Net sales for the quarter ended September 30, 1999, include approximately 190 tons of alumina purchased from third parties and resold to certain unaffiliated customers of the Gramercy facility and 60 tons of alumina purchased from third parties and resold to the Company's primary aluminum business unit.

              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

(2) Operating income (loss) for the quarter and nine-month period ended September 30, 1999, includes estimated business interruption insurance recoveries totaling $22.0.

(3) Operating income (loss) for the quarter and nine-month period ended September 30, 1999, includes potline preparation and restart costs of $1.9 and $11.5, respectively.

(4) Depreciation was suspended for the Gramercy facility for the quarter ended September 30, 1999, as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy facility for the six months ended June 30, 1999, was approximately $6.0.

     Excluding the February 1999 purchase of the remaining interest in KLHP, which affected the Bauxite and Alumina segment, and the April 1999 sale of KACC's interest in AKW, which affected the Engineered Products segment, there were no material changes in segment assets since December 31, 1998. Capital expenditures made during the first nine months of 1999 (other than the acquisition of the interest in KLHP) were incurred on a relatively ratable basis among KACC's four primary operating business segments.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT EVENTS AND DEVELOPMENTS

  Incident at Gramercy Facility

     On July 5, 1999, KACC's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is currently expected to remain curtailed until at least mid-2000 when KACC expects to begin partial production. Based on preliminary estimates, full production is currently expected to be achieved by the end of 2000 or shortly thereafter. However, any delay in obtaining the necessary permits or approvals to begin construction or operations would likely delay these expected production dates. Shortly after the incident, KACC declared force majeure with respect to certain of its third party alumina and hydrate sales contracts and third party vendor purchase contracts. However, KACC subsequently agreed to supply certain third party alumina customers. See Business Interruption below.

     The cause of the incident is under investigation by KACC and governmental agencies. Depending on the outcome of the ongoing investigations by the various government agencies, KACC could be subject to civil and/or criminal fines and penalties. However, as more fully explained below, based on what is known to date, the Company currently believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage.

     KACC has significant amounts of insurance coverage related to the Gramercy incident. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0 million, which amounts have been charged to Cost of products sold during the quarter ended September 30, 1999. KACC's insurance coverage has four separate components: property damage, business interruption, liability and workers' compensation. These components are discussed in the following paragraphs.

     Property Damage. KACC's insurance policies provide that, if KACC rebuilds the facility (which is KACC's current intention), KACC will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. KACC and its engineers are in the process of developing construction alternatives and cost projections to rebuild the facility. Once this process is complete, KACC will have detailed discussions with the insurance carriers and their representatives regarding the amount of reimbursement. KACC currently expects that it will be able to reach an agreement with its insurance carriers as to a minimum amount of property damage reimbursement during the fourth quarter of 1999. However, there can be no assurance that the discussions with the insurance carriers and their representatives will be completed by the end of the fourth quarter or that the minimum amount of insurance proceeds will be known by that time. It is unclear when KACC will reach a final agreement as to the ultimate amount of recoveries KACC will receive. At September 30, 1999, KACC had accrued approximately $3.0 million for estimated property damage insurance recoveries.

     As the estimated amount of reimbursement becomes known to KACC, it will be required under generally accepted accounting principles to recognize gains to the extent that the estimated insurance proceeds exceed the carrying value of the damaged property, which is approximately $15.0 million. Such gains may be reflected in the fourth quarter of 1999 and from time to time thereafter as additional property reimbursements are agreed to by the insurance carriers. The amount of such gains is expected to be significant. The overall impact of recognizing the gains will be a significant increase in stockholders' equity and an increase in depreciation expense in future years once production is restored.

     Business Interruption. KACC's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a 49%-owned facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until production at the Gramercy facility is restored. The Gramercy facility will also incur incremental costs for clean up and other activities during the remainder of 1999 and 2000. Additionally, KACC will incur increased costs as a result of recent agreements to supply certain of Gramercy's major customers with alumina, despite the fact that KACC had declared force majeure with respect to the contracts shortly after the incident. KACC is purchasing alumina from third parties, in excess of the amounts of alumina available from other KACC-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. In consideration of all of the foregoing items, KACC has recorded expected business interruption insurance recoveries totaling $22.0 million as a reduction of Cost of products sold, which amount substantially offsets actual expenses incurred during the quarter ended September 30, 1999. However, the amount recorded represents an estimate of KACC's business interruption coverage, based on preliminary discussions with the insurance carriers and their representatives, and is, therefore, subject to change. KACC currently believes that additional amounts may be recoverable. Any adjustments to the recorded amounts of expected recovery will be reflected from time to time as agreements with the insurance carriers are reached. The amounts of such adjustments could be material.

     Since production has been curtailed at the Gramercy facility, KACC has, for the time being, suspended depreciation of the facility. Depreciation expense for the first six months of 1999 was approximately $6.0 million. However, KACC believes that the depreciation expense that would have been incurred may, at least in part, be recoverable under its business interruption insurance coverage.

     Liability. The incident has also resulted in more than thirty lawsuits being filed against KACC alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, KACC does not currently believe the damages will exceed the amount of coverage under its liability policies.

     Workers' Compensation. Claims relating to all of the injured employees are expected to be covered under KACC's workers' compensation or liability policies. However, the aggregate amount of workers' compensation claims cannot be determined at this time and it is possible that such claims could exceed KACC's coverage limitations. While it is presently impossible to determine the aggregate amount of claims that may be incurred, or whether they will exceed KACC's coverage limitations, KACC currently believes that any amount in excess of the coverage limitations will not have a material effect on the Company's consolidated financial position or liquidity. However, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

     Timing of Insurance Recoveries. As of September 30, 1999, the Company has accrued receivables totaling approximately $25.0 million for estimated recoveries under its property damage and business interruption insurance coverage. KACC is currently working with the insurance carriers to minimize, to the extent possible, the amount and period of time between when KACC incurs costs and when it is reimbursed.

Delays in receiving insurance proceeds could have a temporary adverse impact on KACC's and the Company's short-term liquidity and delay the rebuilding of the Gramercy facility.

  Labor Matters

     Substantially all of KACC's hourly workforce at its Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the United Steelworkers of America (the "USWA") which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. In January, 1999 KACC declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. KACC imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began.

     As a result of the USWA strike, KACC temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998 (representing approximately 70,000 tons per year of production capacity out of a total combined production capacity of 273,000 tons per year at the facilities). The first of the two Mead potline restarts was completed during the second quarter of 1999. Restart activities on the second of the two Mead potlines were completed in August 1999. The timing for any restart of the Tacoma potline has yet to be determined and will depend upon market conditions and other factors.

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

     In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which the Company believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW L.P. ("AKW"), the rationalization of certain of the Company's Engineered Products operations, the Company's investment to expand its production capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill, and the Company's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of KACC's Micromill(TM) technology (see, however, Impairment of Micromill Assets below). This process has continued in 1999. In February 1999, KACC completed the acquisition of the remaining 45% interest in Kaiser LaRoche Hydrate Partners ("KLHP"), an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. Additionally, in April 1999, KACC completed the sale of its interest in AKW, an aluminum wheel joint venture, to its partner, Accuride Corporation for $70.4 million. The cash sale represents a continuation of the Company's strategy to focus its resources and efforts in industry segments that are considered most attractive and in which it believes it is well positioned to capture value.

     Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities, including the Company's active pursuit of claims in respect of insurance coverage for certain incurred and future environmental costs, as evidenced by KACC's fourth quarter 1998, receipt of recoveries totaling approximately $35.0 million related to current and future claims against certain of its insurers. See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 1998, for additional information regarding insurance recoveries.

     Additional portfolio analysis and initiatives are continuing.

  Impairment of Micromill Assets

     As previously announced, in early 1999, KACC began a search for a strategic partner for the further development and deployment of its Micromill technology. This change in strategic course was based on management's conclusion that additional time and investment would be required to achieve a commercial success. Given the Company's other strategic priorities, the Company believed that introducing added commercial and financial resources was the appropriate course of action for capturing the maximum long-term value. A number of third parties were contacted regarding joint ventures or other arrangements. Based on negotiations with these third parties, KACC now believes that a sale of the Micromill assets and technology is more likely than a partnership and that any such sales transaction would likely result in KACC receiving a combination of a small up-front payment and future payments based on the subsequent performance and profitability of the Micromill technology. As a result of these negotiations, KACC concluded that the carrying value of the Micromill assets should be reduced by $19.1 million. Accordingly, KACC recorded a non-cash impairment charge to reflect this write-down in the third quarter of 1999.

  Valco Operating Level

     KACC's 90%-owned Volta Aluminium Company Limited ("Valco") smelter in Ghana operated only one of its five potlines during most of 1998. Each of Valco's potlines is capable of producing approximately 40,000 tons per year of primary aluminum. Valco earned compensation in 1998 (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the Volta River Authority ("VRA") in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact in 1998 of the curtailment of such lines. However, Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998.

     Valco's power allocation for 1999 was sufficient for the smelter to increase its operations from one potline to three potlines as of January 1. However, production was well below this level in the first half of the year due to the timing of restarts for the two incremental potlines. Consequently, to compensate for low production the first half of the year, Valco has operated above an equivalent three-potline annual rate during the third quarter of 1999 and is expected to continue this production rate during the fourth quarter of 1999. Valco is not expected to receive notice of its 2000 power allocation until sometime in the fourth quarter of 1999. However, taking into account the strong rains in the region and the current lake level, the Company currently expects that Valco may be allocated sufficient power to operate at least four potlines throughout 2000. However, there can be no assurances that Valco will be allocated sufficient power to run four potlines or that the Valco will, in fact, operate at that level.

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

  Electric Power Contract -- Anglesey Aluminium Limited

     KACC owns a 49% interest in the Anglesey Aluminium Limited ("Anglesey") smelter in Wales. Electric power for the Anglesey smelter is supplied under a contract which expires in 2001. Anglesey expects to enter into a new power agreement in the fourth quarter of 1999 under which the existing contract would terminate early, in April 2000, and the new agreement would replace it for the period April 2000 through September 2005. The Company expects that the price of power under the new agreement will be greater than the price under the present contract, which will reduce KACC's earnings associated with the Anglesey smelter. However, Anglesey has ongoing initiatives to offset the impact of increased energy costs through cost reduction and revenue enhancement initiatives by 2001. However, no assurance can be given that these initiatives will be successful in offsetting such increased energy costs.

RESULTS OF OPERATIONS

     As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and nine-month periods ended September 30, 1999 and 1998. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto, contained elsewhere herein. See Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 1998, for further information regarding segments.

     Interim results are not necessarily indicative of those for a full year.

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                  (UNAUDITED)
             (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)

                                                           QUARTER ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                          ---------------   -------------------
                                                           1999     1998      1999       1998
                                                          ------   ------   --------   --------
Shipments: (000 tons)
  Alumina(1)
     Third Party........................................   572.4    644.6    1,670.8    1,721.7
     Intersegment.......................................   191.4    123.8      531.0      536.2
                                                          ------   ------   --------   --------
          Total Alumina.................................   763.8    768.4    2,201.8    2,257.9
                                                          ------   ------   --------   --------
  Primary Aluminum
     Third Party........................................    75.4     61.5      207.3      210.3
     Intersegment.......................................    44.6     48.8      130.4      134.9
                                                          ------   ------   --------   --------
          Total Primary Aluminum........................   120.0    110.3      337.7      345.2
                                                          ------   ------   --------   --------
  Flat-Rolled Products..................................    54.3     57.0      165.8      180.3
                                                          ------   ------   --------   --------
  Engineered Products...................................    42.9     40.7      127.8      130.7
                                                          ------   ------   --------   --------
Average Realized Third Party Sales Price:(4)
  Alumina (per ton).....................................  $  177   $  190   $    173   $    195
  Primary Aluminum (per pound)..........................  $  .68   $  .70   $    .66   $    .70
Net Sales:
  Bauxite and Alumina(1)
     Third Party (includes net sales of bauxite)........  $108.3   $129.3   $  308.8   $  359.5
     Intersegment.......................................    33.7     21.2       86.3       99.5
                                                          ------   ------   --------   --------
          Total Bauxite and Alumina.....................   142.0    150.5      395.1      459.0
                                                          ------   ------   --------   --------
  Primary Aluminum
     Third Party........................................   113.5     94.6      303.1      326.6
     Intersegment.......................................    65.7     66.9      177.9      194.7
                                                          ------   ------   --------   --------
          Total Primary Aluminum........................   179.2    161.5      481.0      521.3
                                                          ------   ------   --------   --------
  Flat-Rolled Products..................................   140.8    166.2      444.4      557.5
  Engineered Products...................................   134.5    132.6      405.8      451.2
  Minority Interests....................................    23.2     18.8       62.6       58.6
  Eliminations..........................................   (99.4)   (88.0)    (264.2)    (294.2)
                                                          ------   ------   --------   --------
          Total Net Sales...............................  $520.3   $541.6   $1,524.7   $1,753.4
                                                          ======   ======   ========   ========
Operating Income (Loss):
  Bauxite and Alumina(2)................................  $   .9   $  9.3   $  (10.4)  $   38.7
  Primary Aluminum(3)...................................    10.0     13.6      (10.5)      55.8
  Flat-Rolled Products..................................     5.8     16.7       20.7       56.2
  Engineered Products...................................    12.2     11.8       29.8       43.3
  Micromill.............................................   (22.3)    (4.5)     (28.6)     (14.4)
  Eliminations..........................................     1.1      1.1        6.6        3.5
  Corporate.............................................   (19.8)   (17.2)     (52.0)     (52.2)
                                                          ------   ------   --------   --------
          Total Operating Income (Loss).................  $(12.1)  $ 30.8   $  (44.4)  $  130.9
                                                          ======   ======   ========   ========
Net Income (Loss).......................................  $(39.2)  $ 10.8   $  (93.1)  $   39.5
                                                          ======   ======   ========   ========
Capital Expenditures....................................  $ 10.0   $ 15.6   $   40.3   $   52.3
                                                          ======   ======   ========   ========

---------------

(1) Net sales for the quarter ended September 30, 1999, include approximately 190 tons of alumina purchased from third parties and resold to certain unaffiliated customers of the Gramercy facility and 60 tons of alumina purchased from third parties and resold to the Company's primary aluminum business unit.

(2) Operating income (loss) for the quarter and nine-month periods ended September 30, 1999, includes estimated business insurance recoveries totaling $22.0. Additionally, depreciation was suspended for the Gramercy facility for the quarter ended September 30, 1999, as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy facility for the six months ended June 30, 1999, was approximately $6.0.

(3) Operating income (loss) for the quarter and nine-month periods ended September 30, 1999, includes potline restart costs of $1.9 and $11.5, respectively.

(4) Average realized prices for the Company's Flat-rolled products and Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.

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

     Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the transportation, distribution, and packaging markets. Such changes in demand can directly affect the Company's earnings by impacting the overall volume and mix of such products sold. To the extent that these end-use markets weaken, demand can also diminish for what the Company sometimes refers to as the "upstream" products: alumina and primary aluminum.

     During 1998, the Average Midwest United States transaction price ("AMT Price") per pound of primary aluminum experienced a steady decline during the year, beginning the year in the $.70 to $.75 range and ending the year in the low $.60 range. During the first nine months of 1999, the AMT Price for primary aluminum increased from a per pound range of $.57 to $.67 during the first six months to a $.67 to $.72 per pound range during the third quarter. The AMT Price for primary aluminum for the week ended October 15, 1999, was approximately $.71 per pound.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

  Summary

     The Company reported a net loss of $39.2 million or $.49 of basic loss per share, for the third quarter of 1999, compared to a net income of $10.8 million, or $.14 of basic earnings per share for the same period in 1998. Net sales in the third quarter of 1999 totaled $520.3 million compared to $541.6 million in the third quarter of 1998.

     For the nine-month period ended September 30, 1999, the Company reported a net loss of $93.1 million, or basic loss per share of $1.17 compared to net income of $39.5 million, or basic income per share of $.50 for the nine-month period ended September 30, 1998. Net sales for the nine-month period ended September 30, 1999, were $1,524.7 compared to $1,753.4 million for the first nine months of 1998.

     Results for the quarter ended September 30, 1999, included a non-cash pre-tax charge of $19.1 million, or $.16 per share, to reduce the carrying value of KACC's Micromill assets, a non-cash pre-tax charge of $15.2 million, or $.13 per share, for asbestos-related claims and a pre-tax charge of $5.9 million, or $.05 per share, to reflect mark-to-market adjustments on certain primary aluminum hedging transactions. Results for the nine-month period ended September 30, 1999, included the non-cash pre-tax Micromill charge ($.16 per share), pre-tax charges of $20.0 million, or $.16 per share, to reflect mark-to-market adjustments on certain primary aluminum hedging transactions and non-cash pre-tax charges of $53.2 million, or $.44 per share, for asbestos-related claims. The charges for the nine-month period were offset by a pre-tax gain of $50.5 million, or $.42 per share, on the sale of the Company's interests in AKW.

     Results for the quarter and nine-month periods ended September 30, 1998, included two essentially offsetting non-recurring items, a favorable $8.3 million non-cash tax provision benefit resulting from the resolution of certain matters and the unfavorable gross profit impact of preparing for a strike by employees represented by the USWA at five locations. Additionally, results for the nine-month period included charges related to additional litigation reserves of $3.9 million.

  Bauxite and Alumina

     Third party net sales of alumina declined 16% for the quarter ended September 30, 1999, as compared to the same period in 1998 as a result of a 7% decline in third party average realized price and a 11% decline in third party alumina shipments. While the per ton amount realized from third party sales of alumina under KACC's primary aluminum linked alumina sales contracts actually rose quarter over quarter, the Company's average realized third party prices declined due to a decrease in net gains from the KACC hedging activities. While primary aluminum prices have increased by approximately 7% in the third quarter of 1999 over second quarter 1999 prices, this increase in prices will not be reflected in the segment's sales or operating results until the following quarter as most of KACC's alumina sales contracts are linked to metal prices on a lagged basis of up to three months. The decline in third party shipments of alumina between the third quarter of 1999 and 1998 resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 190,000 tons of alumina purchased by KACC from third parties to fulfill third party sales contracts.

     Intersegment net sales for the third quarter of 1999 increased by 59% as compared to the same period in 1998. The increase in net sales was due to a 55% increase in intersegment shipments, primarily resulting from the impact of Valco operating three potlines in 1999 as compared to one potline in 1998 and a 3% increase in the intersegment average realized price due to higher primary aluminum prices in 1999 over the same period in 1998.

     For the nine-month period ended September 30, 1999, third party net sales of alumina were 14% lower than the comparable period in 1998 as the result of a 11% decline in third party average realized prices and a 3% decrease in third party shipments. The decline in average realized prices during the first nine months of 1999 as compared to 1998 was attributable to lower realizations under KACC's primary aluminum linked alumina sales contracts caused by lower primary aluminum market prices as well as a decrease in net gains from KACC hedging activities. The decrease in year-over-year shipments was primarily the effect of the Gramercy incident described above.

     Intersegment net sales for the nine-month period ended September 30, 1999, declined by 13% as compared to the same period in 1998. The decline in net sales was primarily due to the 12% decline in intersegment average realized price, due to lower primary aluminum prices, as well as reduced intersegment shipments, resulting from potline curtailments at the Company's Washington smelters.

     Segment operating income for the quarter and nine-month periods ended September 30, 1999, was down from the comparable periods in 1998 primarily as a result of the price and, to a lesser extent, the volume factors discussed above. Segment operating income for the quarter and nine-months ended September 30, 1999, also reflects the net impact of the Gramercy incident (see "Recent Events and Developments" above) after estimated insurance recoveries. Segment operating income for the quarter and nine-month periods ended September 30, 1998, included the adverse impact of approximately $1.0 million of incremental strike-related costs.

  Primary Aluminum

     Third party net sales of primary aluminum for the third quarter of 1999 were up 20% as compared to the same period in 1998 as a result of a 23% increase in third party shipments offset, in part, by a 3% decrease in the average realized third party sales prices. The increase in quarterly shipments was primarily due to the favorable impact of Valco operating three potlines in 1999, as compared to one potline in 1998, net of the unfavorable impact of the curtailments of one potline at the Tacoma smelter and one potline at the Mead smelter for a portion of the quarter. While average primary aluminum market prices for the quarter ended

September 30, 1999, were greater than those in the third quarter of 1998, the Company experienced a reduction in quarter-over-quarter average realized third party prices as a result of a decrease in net gains from the KACC hedging activities. Intersegment net sales in the third quarter of 1999 decreased approximately 2% from 1998. Intersegment shipments decreased 9% from the comparable prior year period while the average realized price increased by 8%. The increase in the average realized price resulted from higher primary aluminum prices for 1999 over the same period in 1998. The decrease in intersegment shipments between 1999 and 1998 was due to the timing of shipments to the Company's fabricated business units as well as reduced internal requirements, primarily at the Company's flat-rolled business units.

     For the nine-month period ended September 30, 1999, third party net sales of primary aluminum declined approximately 7% from the comparable period in 1998, primarily as a result of a 6% decline in third party average realized prices. Third party shipments were essentially flat. The decline in third party average realized prices was attributable to both a decrease in primary aluminum market prices and a decrease in net gains from KACC hedging activities. Intersegment net sales for the first nine months of 1999 were down 9% as compared to the same period in 1998. Intersegment average realized prices were down 5% reflecting lower market prices for aluminum. Intersegment shipments declined 3% and was due to the timing of shipments to the Company's fabricated business units.

     Segment operating income for the quarter and nine-month periods ended September 30, 1999, was down from the comparable periods of 1998. The most significant component of this decline was the reduction in average realized prices discussed above. However, also included in 1999 results were the adverse impact of the Valco and Washington smelter potline curtailments (including the fact that there is no mitigating compensation being earned in 1999 for the Valco potline curtailments) and costs of approximately $1.9 million and $11.5 million for the quarter and nine-month periods ended September 30, 1999, respectively, associated with preparing and restarting potlines at Valco and the Washington smelters. Segment operating income for the quarter and nine-month periods ended September 30, 1998, included the adverse impact of approximately $5.0 million of incremental strike-related costs.

  Flat-Rolled Products

     Net sales of flat-rolled products for the third quarter of 1999 declined by 15% compared to the third quarter of 1998 as a result of a 11% decline in average realized prices and a 5% decline in shipments. The reduction in shipments was primarily due to reduced demand in 1999 for aerospace heat treat products offset, in small part, by increased shipments of general engineering products. The decline in 1999 average realized prices resulted primarily from a shift of product mix (from aerospace products, which have a higher price and operating margin, to other products) and a reduction in prices resulting from reduced demand for heat treat products.

     For the nine-month period ended September 30, 1999, net sales of flat rolled products declined by 20% from the comparable period in 1998 as a result of a 13% decline in average realize price and a 8% decline in product shipments. The declines in year-to-date 1999 prices and shipments as compared to 1998 were attributable to the same factors described above for the third quarter of 1999 and were also responsible for the significant decline in segment operating income both for the third quarter and year-to-date periods. Segment operating income for the quarter and nine-month periods ended September 30, 1998, included the adverse impact of approximately $3.0 million of incremental strike-related costs.

  Engineered Products

     Third quarter 1999 net sales of engineered products were slightly higher than those in the third quarter of 1998. A 5% increase in product shipments was substantially offset by a 4% decline in average realized prices. The increase in quarterly shipments was due to a strong increase in the 1999 demand for ground transportation products offset, in part, by a reduced demand in 1999 for aerospace products. The reduction in average realized price between periods was attributable to a change in product mix (higher ground transportation shipments offset by lower aerospace shipments). For the nine-month period ended September 30, 1999, net sales of engineered products declined by approximately 10% from the comparable period in 1998, as a result of a 8% decline in average realized prices and a 2% decline in product shipments. The decline in year-to-date average prices was due to the change in product mix as described above for the third quarter of 1999. On a year-to-date basis, shipments of engineered products for 1999 declined slightly from 1998 as reduced aerospace shipments were almost entirely offset by increased ground transportation product shipments.

     The reasons for the increase in segment operating income for the third quarter 1999 from the comparable period in 1998 were the same factors as discussed above. Segment operating income for the 1999 year-to-date period declined from the comparable period in 1998 as a result of the reduced equity in earnings from AKW (which partnership interests were sold in April 1999) as well as the product mix shift discussed above. Segment operating income for the quarter and nine-month periods ended September 30, 1998, included the adverse impact of approximately $1.0 million of incremental strike-related costs.

  Eliminations

     Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

  Corporate and Other

     Corporate operating expenses included corporate general and administrative expenses which were not allocated to the Company's business segments. Corporate operating expenses for the quarter ended September 30, 1999, increased over the prior year and other recent periods primarily as a result of a $3.0 million non-cash re-allocation of certain benefit costs between the Corporate and other business segments.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     At September 30, 1999, the Company had working capital of $407.3 million, compared with working capital of $471.6 million at December 31, 1998. The decrease in working capital primarily resulted from a decrease in Cash and cash equivalents and an increase in Prepaid expenses and other current assets which resulted primarily from increased workers compensation insurance deposits.

  Investing Activities

     Capital expenditures during the nine months ended September 30, 1999, were $40.3 million. The only significant expenditure was the purchase of the remaining 45% interest in KLHP for approximately $10.0 million. The remainder of the year-to-date 1999 capital expenditures were primarily used to improve production efficiency and reduce operating costs.

     Total consolidated capital expenditures (of which approximately 8% is expected to be funded by the Company's minority partners in certain foreign joint ventures) are expected to be between $60 and $133 million per annum in each of 1999 through 2001, prior to any consideration of plans to rebuild the Gramercy facility. Management continues to evaluate numerous projects all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, KACC's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

  Financing Activities and Liquidity

     At September 30, 1999, the Company had long-term debt of $970 million, including $7.7 million outstanding under the revolving credit facility of the Credit Agreement, compared with $963.0 million at December 31, 1998.

     At September 30, 1999, $244.1 million (of which $54.7 million could have been used for letters of credit) was available to KACC under the Credit Agreement. Loans under the Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option. During the quarter ended September 30, 1999, the average per annum interest rate on loans outstanding under the Credit Agreement was approximately 9.75%.

     As of September 30, 1999, the Company had accrued receivables relating to the Gramercy incident totaling approximately $25.0 million for estimated recoveries under KACC's property damage and business interruption insurance coverage. KACC is currently working with the insurance carriers to minimize, to the extent possible, the amount and period of time between when KACC incurs costs and when it is reimbursed. Delays in receiving insurance proceeds could have a temporary adverse impact on KACC's and the Company's short-term liquidity and delay the rebuilding of the Gramercy facility. However, management believes that the Company's existing cash resources, together with cash flows from operations and borrowings under the Credit Agreement, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

     KACC's ability to make payments on and to refinance its debt depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond KACC's control. KACC will need to refinance all or a substantial portion of its debt on or before its maturity. No assurance can be given that KACC will be able to refinance its debt on acceptable terms. However, with respect to long-term liquidity, management believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet KACC's and the Company's working capital and capital expenditure requirements.

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

     The Credit Agreement does not permit the Company, and significantly restricts KACC's ability, to pay any dividends on their common stock.

OTHER MATTERS

  Year 2000 Readiness Disclosure

     The Company utilizes software and related technologies throughout its business that will be affected by the date change to the year 2000. There may also be technology embedded in certain of the equipment owned or used by the Company that is susceptible to the year 2000 date change as well. The Company has a company-wide program which coordinates the year 2000 efforts of its individual business units and tracks their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent the Company's systems and assets from being able to meet the Company's business needs and objectives. Year 2000 progress and readiness has also been the subject of the Company's normal, recurring internal audit function.

     Each of the Company's business units has developed year 2000 plans specifically tailored to its individual situation. A wide range of solutions is being implemented, including modifying existing systems and, in limited cases where it is cost effective, purchasing new systems. Total spending related to these projects, which began in 1997 and is expected to continue through 1999, is currently estimated to be in the $10-15 million range. As of September 30, 1999, the Company estimates that approximately $1.8 million of year 2000 expenditures are yet to be incurred. Such remaining amounts are expected to be incurred during the fourth quarter of 1999. System modification costs were expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the system. In total, the Company believes that its remediation and testing efforts are over 90% complete at September 30, 1999. The balance is expected to be completed by November 1999. The Company plans to commit the necessary resources for these efforts.

     In addition to addressing the Company's internal systems, the company-wide program involved identification of key suppliers, customers, and other third-party relationships that could be impacted by year 2000 issues. A general survey has been conducted of the Company's supplier and customer base. Direct contact has been made with parties which are deemed to be particularly critical including financial institutions, power suppliers, and customers, with which the Company has a material relationship.

     Each business unit, including the corporate group, has developed a contingency plan covering the steps that would be taken if a year 2000 problem were to occur despite the Company's best efforts to identify and remediate all critical at-risk items. Formal contingency plans have been completed for approximately 85% of the Company's facilities and their individual systems as of September 30, 1999. Contingency plans for the remaining facilities and systems are expected to be completed by October 31, 1999. When complete, each contingency plan will address, among other things, matters such as alternative suppliers for critical inputs, incremental standby labor requirements at the millennium to address any problems as they occur, and backup processing capabilities for critical equipment or processes. The goal of the contingency plans will be to minimize any business disruption, such as power shortages and failures by major suppliers, and the associated financial implications.

     While the Company believes that its program has identified the critical issues and associated costs necessary to address possible year 2000 problems, there can be no assurances that the program or underlying steps implemented were successful in resolving all such issues. If the steps taken by the Company (or critical third parties) are not successful in identifying and remediating all significant year 2000 issues, business disruptions or delays could occur and could have a material adverse impact on the Company's results and financial condition. The Company believes that the most likely worst case scenario would involve shortages or unanticipated outages of energy requirements. Our operations, particularly in the smelting facilities, require significant quantities of energy. Curtailments or disruptions of energy supplies would result in full or partial shutdowns of these operations until energy availability could be restored. In addition, an unanticipated loss of energy supply could result in damage to production equipment. However, based on the information the Company has gathered to date and the Company's expectations of its ability to remediate problems encountered, the Company currently believes that significant business disruptions that would have a material impact on the Company's results or financial condition will not be encountered.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part I, Item 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK" in the Company's Form 10-K for the year ended December 31, 1998.

     As a result of KACC's hedging activities through September 30, 1999, approximately 50%, 70% and 30% of KACC's net hedgable volume with respect to the fourth quarter of 1999, 2000 and 2001, respectively, is subject to minimum and maximum contract prices. The average minimum contract prices with respect to the balance of 1999, 2000 and 2001 range from moderately below to significantly below the average AMT price for the week ended October 15, 1999. The average maximum contract prices with respect to the fourth quarter of 1999 and 2000 approximate the average AMT price for the week ended October 15, 1999. The average maximum contract price with respect to 2001 is moderately above the average AMT price for the week ended October 15, 1999. While the aforementioned hedging contracts lock in a range of prices for a portion of KACC's net hedgable volume, KACC's average realized prices will typically exceed the amounts realized on its hedging contracts due to location, product and purity premiums on the physical metal sales.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Asbestos-related Litigation

     KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The portion of Note 4 of Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I, Item 3. "LEGAL PROCEEDINGS -- Asbestos-related Litigation" in the Company's Form 10-K for the year ended December 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------
           3.1           -- Restated Certificate of Incorporation of Kaiser Aluminum
                            Corporation (the "Company" or "KAC"), dated February 21,
                            1991 (incorporated by reference to Exhibit 3.1 to
                            Amendment No. 2 to the Registration Statement on Form
                            S-1, dated June 11, 1991, filed by KAC, Registration No.
                            33-37895).
           3.2           -- Certificate of Retirement of KAC, dated October 24, 1995
                            (incorporated by reference to Exhibit 3.2 to the Report
                            on Form 10-K for the period ended December 31, 1995,
                            filed by KAC, File No. 1-9447).
           3.3           -- Certificate of Retirement of KAC, dated February 12, 1998
                            (incorporated by reference to Exhibit 3.3 to the Report
                            on Form 10-K for the period ended December 31, 1997,
                            filed by KAC, File No. 1-9447).
           3.4           -- Certificate of Elimination of KAC, dated July 1, 1998
                            (incorporated by reference to Exhibit 3.4 to the Report
                            on Form 10-Q for the quarterly period ended June 30,
                            1999, filed by KAC, File No. 1-9447).
           3.5           -- Amended and Restated Bylaws of KAC, dated October 1, 1997
                            (incorporated by reference to Exhibit 3.3 to the Report
                            on Form 10-Q for the quarterly period ended September 30,
                            1997, filed by KAC, File No. 1-9447).
          *4.1           -- Seventeenth Amendment to Credit Agreement, dated as of
                            September 24, 1999, amending the Credit Agreement, dated
                            as February 15, 1994, as amended, among Kaiser Aluminum &
                            Chemical Corporation, KAC, the financial institutions
                            party thereto and BankAmerica Business Credit, as agent.
         *27             -- Financial Data Schedule.

---------------

* Filed herewith

     (b) Reports on Form 8-K.

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

     No other Current Report on Form 8-K was filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the registrant as the principal financial officer and principal accounting officer of the registrant, respectively.

                                            KAISER ALUMINUM CORPORATION

                                            By:     /s/ JOHN T. LA DUC
                                              ----------------------------------
                                                        John T. La Duc
                                                 Executive Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

                                            By:    /s/ DANIEL D. MADDOX
                                              ----------------------------------
                                                       Daniel D. Maddox
                                                Vice President and Controller
                                                (Principal Accounting Officer)

Dated: October 26, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Restated Certificate of Incorporation of Kaiser Aluminum
                            Corporation (the "Company" or "KAC"), dated February 21,
                            1991 (incorporated by reference to Exhibit 3.1 to
                            Amendment No. 2 to the Registration Statement on Form
                            S-1, dated June 11, 1991, filed by KAC, Registration No.
                            33-37895).
           3.2           -- Certificate of Retirement of KAC, dated October 24, 1995
                            (incorporated by reference to Exhibit 3.2 to the Report
                            on Form 10-K for the period ended December 31, 1995,
                            filed by KAC, File No. 1-9447).
           3.3           -- Certificate of Retirement of KAC, dated February 12, 1998
                            (incorporated by reference to Exhibit 3.3 to the Report
                            on Form 10-K for the period ended December 31, 1997,
                            filed by KAC, File No. 1-9447).
           3.4           -- Certificate of Elimination of KAC, dated July 1, 1998
                            (incorporated by reference to Exhibit 3.4 to the Report
                            on Form 10-Q for the quarterly period ended June 30,
                            1999, filed by KAC, File No. 1-9447).
           3.5           -- Amended and Restated Bylaws of KAC, dated October 1, 1997
                            (incorporated by reference to Exhibit 3.3 to the Report
                            on Form 10-Q for the quarterly period ended September 30,
                            1997, filed by KAC, File No. 1-9447).
          *4.1           -- Seventeenth Amendment to Credit Agreement, dated as of
                            September 24, 1999, amending the Credit Agreement, dated
                            as February 15, 1994, as amended, among Kaiser Aluminum &
                            Chemical Corporation, KAC, the financial institutions
                            party thereto and BankAmerica Business Credit, as agent.
         *27             -- Financial Data Schedule.

---------------

* Filed herewith.