Form 10-Q
period 2000-06-30
KAISER ALUMINUM CORP
filed 2000-08-14
CIK 811596

-----------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

               At July 31, 2000, the registrant had 79,543,061 shares of Common Stock outstanding.



          -----------------------------------------------------------------






                 KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                            PART I - FINANCIAL INFORMATION


          ITEM 1.  FINANCIAL STATEMENTS
                   --------------------

                             CONSOLIDATED BALANCE SHEETS
                               (In millions of dollars)

                                                                            June 30,    December 31,
                                                                                2000            1999
                                                                      ------------------------------
                                     ASSETS                             (Unaudited)
          Current assets:
               Cash and cash equivalents                              $        19.9   $        21.2
               Receivables:
                    Trade, net                                                177.7           154.1
                    Other                                                     187.4           106.9
               Inventories                                                    479.6           546.1
               Prepaid expenses and other current assets                      106.8           145.6
                                                                      ------------------------------
                    Total current assets                                      971.4           973.9
          Investments in and advances to unconsolidated affiliates             85.4            96.9
          Property, plant, and equipment - net                              1,078.1         1,053.7
          Deferred income taxes                                               445.0           440.0
          Other assets                                                        619.5           634.3
                                                                      ------------------------------

                    Total                                             $     3,199.4   $     3,198.8
                                                                      ==============================
                       LIABILITIES & STOCKHOLDERS' EQUITY
          Current liabilities:
               Accounts payable                                       $       243.6   $       231.7






               Accrued interest                                                37.6            37.7
               Accrued salaries, wages, and related expenses                   60.3            62.1
               Accrued postretirement medical benefit obligation -
                    current portion                                            51.5            51.5
               Other accrued liabilities                                      160.4           168.8
               Payable to affiliates                                           84.1            85.8
               Long-term debt - current portion                                 1.5              .3
                                                                      ------------------------------
                    Total current liabilities                                 639.0           637.9
          Long-term liabilities                                               686.8           727.1
          Accrued postretirement medical benefit obligation                   672.0           678.3
          Long-term debt                                                      995.8           972.5
          Minority interests                                                  117.1           117.7
          Commitments and contingencies
          Stockholders' equity:
               Common stock                                                      .8              .8
               Additional capital                                             537.5           536.8
               Accumulated deficit                                           (448.4)         (471.1)
               Accumulated other comprehensive income - additional
                    minimum pension liability                                  (1.2)           (1.2)
                                                                      ------------------------------
                    Total stockholders' equity                                 88.7            65.3
                                                                      ------------------------------
                         Total                                        $     3,199.4   $     3,198.8
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






                 KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                     (Unaudited)
                    (In millions of dollars, except share amounts)

                                                                     Quarter Ended                 Six Months Ended
                                                                       June 30,                        June 30,
                                                            ------------------------------  ------------------------------
                                                                      2000            1999            2000            1999
                                                            ------------------------------  ------------------------------
          Net sales                                         $       542.5   $       525.0   $     1,108.2   $     1,004.4
                                                            ------------------------------  ------------------------------

          Costs and expenses:
               Cost of products sold                                443.4           473.9           924.1           933.8
               Depreciation and amortization                         20.3            24.1            39.9            48.5
               Selling, administrative, research and
                    development, and general                         27.3            26.3            55.8            54.4
                                                            ------------------------------  ------------------------------
                         Total costs and expenses                   491.0           524.3         1,019.8         1,036.7
                                                            ------------------------------  ------------------------------

          Operating income (loss)                                    51.5              .7            88.4           (32.3)

          Other income (expense):
               Interest expense                                     (28.2)          (27.4)          (56.6)          (55.1)
               Other - net                                           (6.5)            1.2             3.6             2.5
                                                            ------------------------------  ------------------------------

          Income (loss) before income taxes and minority
               interests                                             16.8           (25.5)           35.4           (84.9)

          (Provision) benefit for income taxes                       (6.4)            8.6           (13.7)           28.8






          Minority interests                                           .6             1.2             1.0             2.2
                                                            ------------------------------  ------------------------------

          Net income (loss)                                 $        11.0   $       (15.7)  $        22.7   $       (53.9)
                                                            ==============================  ==============================

          Earnings (loss) per share:
               Basic                                        $         .14   $        (.20)  $         .29   $        (.68)
               Diluted                                      $         .14   $        (.20)  $         .29   $        (.68)

          Weighted average shares outstanding (000):
               Basic                                               79,541          79,377          79,474          79,266
               Diluted                                             79,541          79,377          79,474          79,266


               The accompanying notes to interim consolidated financial statements are an integral part of these statements.






                 KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                     (Unaudited)
                               (In millions of dollars)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                                2000            1999
                                                                      ------------------------------
          Cash flows from operating activities:
               Net income (loss)                                      $        22.7   $       (53.9)
               Adjustments to reconcile net income (loss) to net cash
                    used by operating activities:
                    Depreciation and amortization (including deferred
                         financing costs of $2.2 and $2.1)                     42.1            50.6
                    Gain on sale of interest in AKW joint venture              -              (50.5)
                    Equity in loss (income) of unconsolidated
                         affiliates, net of distributions                       7.9            (4.2)
                    Minority interests                                         (1.0)           (2.2)
                    (Increase) decrease in receivables                       (104.1)           11.0
                    Decrease in inventories                                    66.5            18.8
                    Decrease (increase) in prepaid expenses and other
                         current assets                                        30.4           (37.4)
                    Decrease in accounts payable (associated with
                         operating activities) and accrued interest           (12.1)          (25.2)
                    (Increase) decrease in payable to affiliates and
                         other accrued liabilities                            (10.1)            4.3
                    Increase (decrease) in accrued and deferred
                         income taxes                                           4.7           (36.5)
                    (Decrease) increase in net long-term assets and
                         liabilities                                          (49.1)           11.1
                    Other                                                       1.2             1.3
                                                                      ------------------------------






                         Net cash used by operating activities                  (.9)         (112.8)
                                                                      ------------------------------

          Cash flows from investing activities:
               Capital expenditures                                           (85.8)          (30.3)
               Accounts payable - Gramercy-related capital
                    expenditures                                               23.9           -
               Gramercy-related property damage insurance recoveries           24.0           -
               Net proceeds from disposition of property and
                    investments                                                15.5            70.9
               Other                                                            1.6             (.3)
                                                                      ------------------------------
                         Net cash provided (used) by investing
                              activities                                      (20.8)           40.3
                                                                      ------------------------------
          Cash flows from financing activities:
               Borrowings under revolving credit facility, net                 27.2            -
               Repayments of long-term debt                                    (4.3)            (.3)
               Capital stock issued                                            -                1.3
               Decrease in restricted cash, net                                -                 .8
               Redemption of minority interests' preference stock              (2.5)           (1.4)
                                                                      ------------------------------
                         Net cash provided by financing activities             20.4              .4
                                                                      ------------------------------

          Net decrease in cash and cash equivalents during the period          (1.3)          (72.1)
          Cash and cash equivalents at beginning of period                     21.2            98.3
                                                                      ------------------------------
          Cash and cash equivalents at end of period                  $        19.9   $        26.2
                                                                      ==============================

          Supplemental disclosure of cash flow information:
               Interest paid, net of capitalized interest             $        54.5   $        53.0
               Income taxes paid                                                7.6             8.8






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

               Operating results for the quarter and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

          LABOR RELATED COSTS
               KACC has been operating five of its U.S. facilities with salaried employees and other workers as a result of the September 30, 1998, strike by the United Steelworkers of America ("USWA") and the subsequent "lock-out" by KACC in January 1999. As previously announced, in June 2000, KACC and USWA representatives agreed to a methodology to resolve the remaining differences between the parties. During July 2000, the USWA announced that its members had voted to accept this methodology. Under the agreement between KACC and the USWA, the parties continued to negotiate certain matters until mid-August. Since KACC and the USWA were unable to reach a complete agreement, the parties will proceed with binding arbitration. The arbitration will be completed by mid-September 2000 and it is expected that the USWA workers will return to the plants during September and October 2000.

               As certain financial terms remain to be arbitrated, the Company cannot currently estimate the financial statement impact of the pending labor settlement. While KACC expects that many of its labor and financial objectives will be achieved in the pending settlement, it is anticipated that the labor settlement will result in certain one time charges and re-integration costs.

               The Company has continued to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities) for the USWA members during the period of the strike and subsequent lock-out. For purposes of computing the benefit-related costs and liabilities to be reflected in the accompanying interim consolidated financial statements, the Company based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between the amounts accrued and the amounts ultimately agreed to as a result of the above-described process will be reflected in future results during the term of any new contract.

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

          Diluted - The impact of outstanding stock options was excluded from the computation of diluted earnings (loss) per share for the quarter and six-month periods ended June 30, 2000 and 1999, as its effect would have been antidilutive.

          2.   INCIDENT AT GRAMERCY FACILITY

               In July 1999, KACC's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed.
          Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant is currently expected to commence during the third quarter of 2000. Based on current estimates, full production is expected to be achieved during the first quarter of 2001. KACC has received the regulatory permit required to operate the plant once the facility is ready to resume production.

               The cause of the incident is under investigation by KACC and governmental agencies. In January 2000, the U.S. Mine Safety and Health Administration ("MSHA") issued 21 citations and in March 2000 proposed that KACC be assessed a penalty of $.5 in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. KACC disagrees with the substance of the citations and has challenged them and the associated penalty. It is possible that other civil or criminal fines or penalties could be levied against KACC. However, as more fully explained below, based on what is known to date and discussions with the Company's advisors, the Company believes that the financial impact of this incident on operating results (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0, which amounts were charged to Cost of products sold in the third quarter of 1999.

               KACC has significant amounts of insurance coverage related to the Gramercy incident. KACC's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation. The insurance coverage components are discussed below.

               Property Damage. KACC's insurance policies provide that KACC will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, KACC recorded a minimum expected property damage reimbursement amount of $100. The amount was classified as a receivable in Other assets, as such proceeds, when received, will be invested in property, plant and equipment.

               During the quarter ended June 30, 2000, there was approximately $48.0 of Gramercy-related capital spending. During the quarter ended June 30, 2000, $24.0 of the insurance proceeds received were reflected as a reduction of the minimum property damage receivable based on the percentage of minimum expected costs to be funded by insurance proceeds to total rebuild costs. The balance of the minimum property damage receivable of $76.0 will be reduced during the last six months of 2000 as insurance recoveries are received and construction continues.

               Clean-up and Site Preparation. The Gramercy facility incurred incremental costs for clean-up and other activities during 1999 and has continued to incur such costs during 2000. These clean-up and site preparation activities have been offset by accruals of approximately $24.9, of which $6.6 and $10.9 were accrued during the quarter and six-month periods ended June 30, 2000, for estimated insurance recoveries.

               Business Interruption. KACC's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a sister facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until full production at the Gramercy facility is restored. KACC will also incur increased costs as a result of agreements to supply certain of Gramercy's major customers with alumina, despite the fact that KACC had declared force majeure with respect to the contracts shortly after the incident. KACC is purchasing alumina from third parties, in excess of the amounts of alumina available from other KACC-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. The excess cost of such open market purchases is expected to be substantially offset by insurance recoveries. However, if certain sublimits within KACC's insurance coverage were deemed to apply, the Company's and KACC's results could be negatively affected. In consideration of the foregoing items, as of June 30, 2000, KACC had recorded expected business interruption insurance recoveries totaling $106.8, of which $40.5 and $65.8 were recorded during the quarter and six-month periods ended June 30, 2000, as a reduction of Cost of products sold. These amounts substantially offset actual expenses incurred during the periods. Such business interruption insurance amounts represent estimates of KACC's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change.

               Since production has been completely curtailed at the Gramercy facility, KACC has, for the time being, suspended depreciation at the facility. Depreciation expense for the first six months of 1999 was approximately $6.0. Once production of the facility is restored, depreciation will re-commence. Such depreciation is expected to exceed prior historical rates primarily due to the increased capital costs on the newly constructed assets.

               Liability. The incident has also resulted in more than sixty individual and class action lawsuits being filed against KACC alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, KACC does not currently believe the damages will exceed the amount of coverage under its liability policies.

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

               Timing of Insurance Recoveries. From the date of the Gramercy incident through June 30, 2000, KACC had expended or incurred costs or losses associated with the Gramercy incident (that were not capital expenditures) totaling $131.7, consisting of clean-up, site preparation and business interruption costs. From the date of the Gramercy incident through June 30, 2000, $88.1 of insurance recoveries related to these costs had been received. In addition, during the second quarter of 2000, KACC spent approximately $48.0 on Gramercy-related construction activities and received insurance recoveries of $24.0 for capital expenditures related to the minimum property damage receivable. Gramercy-related capital spending prior to the second quarter of 2000 was not significant. KACC continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when KACC expends funds and when it is reimbursed. However, KACC will likely have to continue to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant. The Company believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard.

          3.   WASHINGTON SMELTERS' OPERATING LEVEL

               As previously announced, as a result of unprecedented high market prices for power in the Pacific Northwest, the Company has temporarily curtailed approximately 128,000 tons of its annual primary aluminum production at the Tacoma and Mead, Washington smelters and has sold 100 megawatts of power that it had under contract through June 30, 2001. As a result of the curtailment, the Company will avoid the need to purchase power on a variable cost basis. Additionally, the sale of power is expected to substantially mitigate the cash impact of the potline curtailment over the contract period for which the power was sold. To implement the curtailment, the Company has temporarily curtailed the two and one-half operating potlines at its Tacoma smelter and two and one-half out of a total of eight potlines at its Mead smelter. One-half of a potline at the Tacoma smelter was already curtailed.

               As a result of the sale of the power, the Company recorded a net pre-tax gain of approximately $15.8, which amount was composed of gross proceeds of $31.3 offset by incremental excess power costs in the second quarter, employee termination expenses and other fixed commitments. The net gain was recorded as a reduction of Cost of products sold.

          4.   INVENTORIES

               The classification of inventories is as follows:

                                                                          June 30,    December 31,
                                                                              2000            1999
                                                                    ------------------------------
             Finished fabricated aluminum products                  $         92.3  $        118.5
             Primary aluminum and work in process                            166.0           189.4
             Bauxite and alumina                                              96.0           124.1
             Operating supplies and repair and maintenance parts             125.3           114.1
                                                                    ------------------------------
                  Total                                             $        479.6  $        546.1
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

               Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 2000, the balance of such accruals, which are primarily included in Long-term liabilities, was $46.6. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 for the years 2000 through 2004 and an aggregate of approximately $20.0 thereafter.

               As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $41.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

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

          ASBESTOS CONTINGENCIES
               KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not sold for at least 20 years. At June 30, 2000, the number of such claims pending was approximately 110,000, as compared with 100,000 at December 31, 1999. During 1999, approximately 29,300 of such claims were received and 15,700 were settled or dismissed. During the quarter and six-month periods ended June 30, 2000, approximately 8,300 and 14,700 of such claims were received and 3,600 and 4,700 of such claims were settled or dismissed. The foregoing claim and settlement figures as of and for the quarter and six-month periods ended June 30, 2000, do not reflect the fact that as of June 30, 2000, KACC had reached agreements under which it expects to settle approximately 71,800 of the pending asbestos-related claims over an extended period.

               The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period (i.e., through 2009). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2009 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2009, the Company expects that such costs may continue beyond 2009, and that such costs could be substantial. As of June 30, 2000, an estimated asbestos-related cost accrual of $377.8, before consideration of insurance recoveries, has been reflected in the accompanying interim consolidated financial statements primarily in Long-term liabilities. The Company estimates that annual future cash payments for asbestos-related costs will range from approximately $75.0 to $100.0 in the years 2000 to 2002, approximately $35.0 for each of the years 2003 and 2004, and an aggregate of approximately $50.0 thereafter.

               The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $319.9, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in Other assets at June 30, 2000. However, no assurance can be given that KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC's aggregate insurance coverage.

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

          LABOR MATTERS
               In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board ("NLRB") by the USWA. As previously disclosed, KACC responded to all such allegations and believes that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against KACC. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. In April 2000, KACC was notified by the general counsel of the NLRB of the dismissal of twenty-two of twenty-four allegations of ULPs previously brought against it by the USWA. In June 2000, the general counsel of the NLRB directed the Oakland Regional Office to issue a complaint on two allegations for trial before an administrative law judge. The Regional Office issued such a complaint in late June 2000. A trial date has been set for November 2000. Any outcome from the trial before the administrative law judge would be subject to an additional appeal either by the USWA or KACC. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against KACC, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

               See Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 1999.

          6.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING
          PROGRAMS

               At June 30, 2000, the net unrealized loss on KACC's position in aluminum forward sales and option contracts, (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange contracts, was approximately $24.9 (based on applicable quarter-end published market prices). As KACC's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will generally be offset by losses or gains, respectively, on the transactions being hedged.

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

               From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (I) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (I) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or
          (iii) to permit KACC to realize possible upside price movements. As of June 30, 2000, KACC had entered into option contracts that established a price range for 136,000, 362,000 and 161,000 tons* of primary aluminum with respect to 2000, 2001 and 2002, respectively.

               Additionally, as of June 30, 2000, KACC had also entered into a series of transactions with a counterparty that will provide KACC with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period July 2000 through June 2001. KACC also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices.
          While the Company believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions will be "marked-to-market" each period. For the quarter ended June 30, 2000, the Company recorded mark-to-market pre-tax charges of $6.0 and for the six months ended June 30, 2000, recorded mark-to-market pre-tax gains of $8.4 in Other income (expense) associated with the transactions described in this paragraph.

               As of June 30, 2000, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal


          -----------------
          * All references to tons in this report refer to metric tons of 2,204.6 pounds.


          smelting requirements for 2000, 2001 and 2002 at prices indexed to future prices of primary aluminum.

          ENERGY
               KACC is exposed to energy price risk from fluctuating prices for fuel oil, diesel oil and natural gas consumed in the production process. KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of June 30, 2000, KACC held option contracts for the purchase of approximately 13,500 MMBtu of natural gas per day for the period October 2000 through December 2000 and 9,500 MMBtu of natural gas per day for the period January 2001 through June 2001. As of June 30, 2000, KACC also held a combination of fixed price purchase and option contracts for an average of 232,000 barrels per month of fuel oil for the remainder of 2000.

          FOREIGN CURRENCY
               KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At June 30, 2000, KACC had net forward foreign exchange contracts for the purchase of 149.5 Australian dollars from July 2000 through July 2001, in respect of its Australian dollar dominated commitments from July 2000 through July 2001. In addition, KACC has entered into option contracts that establish a price range for the purchase of 30.0 Australian dollars for the period July 2000 through June 2001.

               See Note 11 of the Notes to Consolidated Financial
          Statements for the year ended December 31, 1999.

          7.   SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

               In May 2000, KACC, through a wholly-owned subsidiary, acquired the assets of a drawn tube aluminum fabricating operation in Chandler, Arizona. Total consideration for the acquisition was $16.1, consisting of cash payments of $15.1 and assumed current liabilities of $1.0. The purchase price was allocated to the assets acquired based on their estimated fair values, of which approximately $1.1 was allocated to property, plant and equipment and $2.8 was allocated to receivables, inventory and prepaid expenses. The excess of the purchase price over the fair value of the assets acquired (goodwill) was approximately $12.2 and is being amortized on a straight-line basis over 20 years. The acquisition is part of the Company's continued emphasis on its Engineered products business unit. Total revenues for the Chandler facility were approximately $13.8 for the year ended December 31, 1999 (unaudited).

               During the quarter ended March 31, 2000, KACC, in the ordinary course of business, sold certain non-operating properties for total proceeds of approximately $12.0. The sale did not have a material impact on the Company's operating results for the six-month period ended June 30, 2000.

               In February 2000, KACC completed the previously announced sale of its Micromill assets and technology to a third party for a nominal payment at closing and future payments based on subsequent performance and profitability of the Micromill technology. The sale did not have a material impact on the Company's operating results for the six-month period ended June 30, 2000.

          8.   SUBSEQUENT EVENT

               During August 2000, KACC agreed to sell certain power that it had under contract for the third quarter of 2001.
          The power being sold is in excess of KACC's current and expected future operating requirements. The power sale, which is subject to final documentation, will yield net proceeds, and is expected to result in a pre-tax gain, of approximately $40.0 during the third quarter of 2000.

          9.   INTERIM OPERATING SEGMENT INFORMATION

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

          Financial information by operating segment for the quarters ended June 30, 2000 and 1999 is as follows:

                                                           Quarter Ended                 Six Months Ended
                                                             June 30,                        June 30,
                                                  ------------------------------  ------------------------------
                                                            2000            1999            2000            1999
          ----------------------------------------------------------------------  ------------------------------
          Net Sales:
               Bauxite and Alumina:
                    Net sales to unaffiliated
                         customers                $       120.2   $       110.8   $       221.0   $       200.5
                    Intersegment sales                     29.5            29.6            86.3            52.6
                                                  ------------------------------  ------------------------------
                                                          149.7           140.4           307.3           253.1
                                                  ------------------------------  ------------------------------
               Primary Aluminum:
                    Net sales to unaffiliated
                         customers                        130.6           100.5           257.7           189.6
                    Intersegment sales                     57.5            63.1           139.6           112.2
                                                  ------------------------------  ------------------------------
                                                          188.1           163.6           397.3           301.8
                                                  ------------------------------  ------------------------------
               Flat-Rolled Products                       121.4           155.3           275.1           303.6
               Engineered Products                        145.0           137.8           304.5           271.3
               Minority interests                          25.3            20.6            49.9            39.4
               Eliminations                               (87.0)          (92.7)         (225.9)         (164.8)
                                                  ------------------------------  ------------------------------
                                                  $       542.5   $       525.0   $     1,108.2   $     1,004.4
                                                  ==============================  ==============================
          Operating income (loss):
               Bauxite and Alumina                $        13.5   $        (3.5)  $        29.9   $       (11.3)
               Primary Aluminum (3)                        34.4             1.6            59.9           (20.5)
               Flat-Rolled Products                         7.2             7.5            10.3            14.9
               Engineered Products                         11.9            10.7            25.2            17.6
               Micromill (5)                                -              (3.0)            (.6)           (6.3)
               Eliminations                                 1.2             1.9            (2.9)            5.5
               Corporate and Other                        (16.7)          (14.5)          (33.4)          (32.2)
                                                  ------------------------------  ------------------------------
                                                  $        51.5   $          .7   $        88.4   $       (32.3)
                                                  ==============================  ==============================
          Depreciation and amortization:
               Bauxite and Alumina                $         6.0   $         8.9   $        12.0   $        17.8
               Primary Aluminum                             6.2             7.0            12.4            14.3
               Flat-Rolled Products                         4.1             4.1             8.2             8.2
               Engineered Products                          3.5             2.6             6.3             5.3
               Micromill (5)                               -                 .7              .2             1.4
               Corporate and Other                           .5              .8              .8             1.5
                                                  ------------------------------  ------------------------------
                                                  $        20.3   $        24.1   $        39.9   $        48.5
                                                  ==============================  ==============================


          (1) Net sales for the quarter and six-month periods ended June 30, 2000, included approximately 68,000 tons and 145,000 tons, respectively, of alumina purchased from third parties and resold to certain unaffiliated customers of the Gramercy facility and 15,000 tons and 54,000 tons, respectively, of alumina purchased from third parties and transferred to the Company's Primary aluminum business unit.
          (2) Operating income (loss) for the quarter and six-month periods ended June 30, 2000, included estimated business interruption insurance recoveries totaling $40.5 and $65.8, respectively.
          (3) Operating income (loss) for the quarter and six-month periods ended June 30, 2000, included a non-recurring pre-tax gain of $15.8 relating to the sale of power. Operating income (loss) for the quarter and six-month periods ended June 30, 1999, included potline restart costs of $2.5 and $9.6, respectively.
          (4) Operating income (loss) for the quarter and six-month periods ended June 30, 2000, included $.7 of non-recurring pre-tax costs related to a product line exit.
          (5) KACC's Micromill assets and technology were sold to a third party in February 2000.
          (6) Operating income (loss) for the quarter and six-month periods ended June 30, 2000, included approximately $1.5 and $3.5, respectively, of non-recurring expenses related to Corporate staff cost reduction and efficiency initiatives.
          (7) Depreciation was suspended for the Gramercy facility for the last six months of 1999 and the first six months of 2000, as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy facility for the six months ended June 30, 1999, was approximately $6.0.

               Excluding the capital expenditures made during the first six months of 2000 related to the rebuilding of the Gramercy facility, which affected the Bauxite and Alumina segment, and the purchase of the capital assets of a drawn tube aluminum fabricating operation, which affected the Engineering Products segment, there were no material changes in segment assets since December 31, 1999.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------

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

               From the date of the Gramercy incident through June 30, 2000, KACC had expended or incurred costs or losses associated with the Gramercy incident totaling $131.7 million, consisting of clean-up, site preparation and business interruption costs. From the date of the Gramercy incident through June 30, 2000, $88.1 million of insurance recoveries related to these costs had been received. In addition, during the second quarter of 2000, KACC spent approximately $48.0 million on Gramercy-related construction activities and received $24.0 million of insurance recoveries for capital expenditures related to the rebuilding of the Gramercy facility. Gramercy-related capital spending prior to the second quarter of 2000 was not significant.

          WASHINGTON SMELTERS' OPERATING LEVEL
               As previously announced, as a result of unprecedented high market prices for power in the Pacific Northwest, the Company has temporarily curtailed approximately 128,000 tons of its annual primary aluminum production at the Tacoma and Mead, Washington smelters and has sold 100 megawatts of power that it had under contract through June 30, 2001. As a result of the curtailment, the Company will avoid the need to purchase power on a variable cost basis. Additionally, the sale of power is expected to substantially mitigate the cash impact of the potline curtailment over the contract period for which the power was sold. To implement the curtailment, the Company has temporarily curtailed the two and one-half operating potlines at its Tacoma smelter and two and one-half out of a total of eight potlines at its Mead smelter. One-half of a potline at the Tacoma smelter was already curtailed.

               As a result of the sale of the power, the Company recorded a net pre-tax gain of approximately $15.8 million, which amount was composed of gross proceeds of $31.3 million offset by incremental excess power costs in the second quarter, employee termination expenses and other fixed commitments. The net gain was recorded as a reduction of Cost of products sold.

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

               As previously announced, in June 2000, KACC and USWA representatives agreed to a methodology to resolve the remaining differences between the parties. During July 2000, the USWA announced that its members had voted to accept this methodology. Under the agreement between KACC and the USWA, the parties continued to negotiate certain matters until mid-August. Since KACC and the USWA were unable to reach a complete agreement, the parties will proceed with binding arbitration. The arbitration will be completed by mid-September 2000 and it is expected that the USWA workers will return to the plants during September and October 2000.

               As certain financial terms remain to be arbitrated, the Company cannot currently estimate the financial statement impact of the pending labor settlement. While KACC expects that many of its labor and financial objectives will be achieved in the pending settlement, it is anticipated that the labor settlement will result in certain one time charges and re-integration costs.

               In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board ("NLRB") by the USWA. As previously disclosed, KACC responded to all such allegations and believes that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against KACC. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. In April 2000, KACC was notified by the general counsel of the NLRB of the dismissal of twenty-two of twenty-four allegations of ULPs previously brought against it by the USWA. In June 2000, the general counsel of the NLRB directed the Oakland Regional Office to issue a complaint on two allegations for trial before an administrative law judge. The Regional Office issued such a complaint in late June 2000. A trial date has been set for November 2000. Any outcome from the trial before the administrative law judge would be subject to an additional appeal either by the USWA or KACC. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against KACC, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

          STRATEGIC INITIATIVES
               KACC's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow; pursuing divestitures of its non-core businesses; and strengthening its financial position.

               In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive and in which the Company believes it is well positioned to capture value. This process has continued in 2000. In the first quarter of 2000, KACC, in the ordinary course of business, sold certain non-operating properties and its Micromill assets and technology. In June 2000, KACC purchased the assets of a drawn tube aluminum fabricating operation. This acquisition is part of the Company's continued focus on growing its Engineered products operations.

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

          FLAT-ROLLED PRODUCTS
               In December 1999, the Company announced that its Flat-rolled products business unit expects to accelerate its product mix shift toward higher value-added product lines such as heat-treat, beverage can lid and tab stock, automotive and other niche businesses, and away from beverage can body stock. This process should be completed during the fourth quarter of 2000, at which point the Company will assess related issues such as employment levels at the Trentwood facility. Although the shift in product mix is expected to have a favorable impact on the Company's results and financial position over the long term, it is possible that such a product mix shift may result in certain one-time charges.

          SUBSEQUENT EVENT
               During August 2000, KACC agreed to sell certain power that it had under contract for the third quarter of 2001. The power being sold is in excess of KACC's current and expected future operating requirements. The power sale, which is subject to final documentation, will yield net proceeds, and is expected to result in a net pre-tax gain, of approximately $40.0 million during the third quarter of 2000.

          RESULTS OF OPERATIONS

               As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters and six-month periods ended June 30, 2000 and 1999. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto, contained elsewhere herein. See Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 1999, for further information regarding segments.

               Interim results are not necessarily indicative of those for a full year.


                    SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                     (Unaudited)
                (In millions of dollars, except shipments and prices)

                                                                     Quarter Ended                   Six Months Ended
                                                                        June 30,                         June 30,
                                                            -------------------------------  -------------------------------
                                                                      2000             1999            2000             1999
          ---------------------------------------------------------------------------------  -------------------------------
          Shipments: (000 tons)
               Alumina
                    Third Party                                     538.9 (1)        611.4           976.4 (1)      1,098.4
                    Intersegment                                    156.7 (1)        189.3           434.3 (1)        339.6
                                                            --------------   --------------  --------------   --------------
                         Total Alumina                              695.6            800.7         1,410.7          1,438.0
                                                            --------------   --------------  --------------   --------------
               Primary Aluminum
                    Third Party                                      86.1             69.0           165.5            131.9
                    Intersegment                                     37.5             46.3            85.4             85.8
                                                            --------------   --------------  --------------   --------------
                         Total Primary Aluminum                     123.6            115.3           250.9            217.7
                                                            --------------   --------------  --------------   --------------
               Flat-Rolled Products                                  39.0             59.0            90.8            111.5
                                                            --------------   --------------  --------------   --------------
               Engineered Products                                   44.3             43.5            91.6             84.9
                                                            --------------   --------------  --------------   --------------
          Average Realized Third Party Sales Price: (2)
               Alumina (per ton)                            $         204    $         170   $         204    $         171
               Primary Aluminum (per pound)                 $         .69    $         .66   $         .71    $         .65
          Net Sales:
               Bauxite and Alumina
                    Third Party (includes net sales of
                         bauxite)                           $       120.2 (1)$       110.8   $       221.0 (1)$       200.5
                    Intersegment                                     29.5 (1)         29.6            86.3 (1)         52.6
                                                            --------------   --------------  --------------   --------------
                         Total Bauxite & Alumina                    149.7            140.4           307.3            253.1
                                                            --------------   --------------  --------------   --------------
               Primary Aluminum
                    Third Party                                     130.6            100.5           257.7            189.6
                    Intersegment                                     57.5             63.1           139.6            112.2
                                                            --------------   --------------  --------------   --------------
                         Total Primary Aluminum                     188.1            163.6           397.3            301.8
                                                            --------------   --------------  --------------   --------------
               Flat-Rolled Products                                 121.4            155.3           275.1            303.6
               Engineered Products                                  145.0            137.8           304.5            271.3
               Minority Interests                                    25.3             20.6            49.9             39.4
               Eliminations                                         (87.0)           (92.7)         (225.9)          (164.8)
                                                            --------------   --------------  --------------   --------------
                         Total Net Sales                    $       542.5    $       525.0   $     1,108.2    $     1,004.4
                                                            ==============   ==============  ==============   ==============
          Operating Income (Loss):
               Bauxite & Alumina                            $        13.5 (3)$        (3.5)  $        29.9 (3)$       (11.3)
               Primary Aluminum (4)                                  34.4              1.6            59.9            (20.5)
               Flat-Rolled Products                                   7.2              7.5            10.3             14.9
               Engineered Products                                   11.9 (5)         10.7            25.2 (5)         17.6
               Micromill (6)                                          -               (3.0)            (.6)            (6.3)
               Eliminations                                           1.2              1.9            (2.9)             5.5
               Corporate                                            (16.7)(7)        (14.5)          (33.4)(7)        (32.2)
                                                            --------------   --------------  --------------   --------------
                         Total Operating Income (Loss)      $        51.5    $          .7   $        88.4    $       (32.3)
                                                            ==============   ==============  ==============   ==============
          Net Income (Loss)                                 $        11.0    $       (15.7)  $        22.7    $       (53.9)
                                                            ==============   ==============  ==============   ==============
          Capital Expenditures                              $        69.1    $        13.8   $        85.8    $        30.3
                                                            ==============   ==============  ==============   ==============


          (1) Net sales for the quarter and six-month periods ended June 30, 2000, included approximately 68,000 tons and 145,000 tons of alumina purchased from third parties and resold to certain unaffiliated customers and 15,000 tons and 54,000 tons, respectively, of alumina purchased from third parties and transferred to the Company's Primary aluminum business unit.
          (2) Average realized prices for the Company's Flat-rolled products and Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.
          (3) Operating income (loss) for the quarter and six-month periods ended June 30, 2000, included estimated business interruption insurance recoveries totaling $40.5 and $65.8, respectively. Additionally, depreciation was suspended for the Gramercy facility, as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy facility for the six months ended June 30, 1999, was approximately $6.0.
          (4) Operating income (loss) for the quarter and six-month periods ended June 30, 2000, included a non-recurring pre-tax gain of $15.8 relating to the sale of power. Operating income (loss) for the quarter and six-month periods ended June 30, 1999, included potline restart costs of $2.5 and $9.6, respectively.
          (5) Operating income (loss) for the quarter and six-month periods ended June 30, 2000, included $.7 of non-recurring pre-tax costs related to product line exit.
          (6) KACC's Micromill assets and technology were sold to a third party in February 2000.
          (7) Operating income (loss) for the quarter and six-month periods ended June 30, 2000, included approximately $1.5 and $3.5, respectively, of non-recurring expenses related to Corporate staff cost reduction and efficiency initiatives.

          OVERVIEW
               The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Note 6 of Notes to Interim Consolidated Financial Statements for a discussion of KACC's hedging activities.

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

               During 1999, the Average Midwest United States transaction price ("AMT price") per pound of primary aluminum declined from the low $.60 range at the beginning of the year to a low of approximately $.57 per pound in February and then began a steady increase ending 1999 at $.79 per pound. During the first quarter of 2000, the average AMT price was $.79 per pound. During the second quarter of 2000, the average AMT price was $.72 per pound, however, in mid-June the price began to increase ending the second quarter at approximately $.77 per pound. The average AMT price for primary aluminum for the week ended July 28, 2000, was approximately $.76 per pound.

          QUARTER AND SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

          SUMMARY
               The Company reported net income of $11.0 million, or $.14 of basic income per common share, for the second quarter of 2000, compared to a net loss of $15.7 million, or $.20 of basic loss per common share, for the same period of 1999. However, second quarter 2000 results included a non-recurring pre-tax gain of $15.8 million, or $.12 of basic income per share, relating to the sale of power discussed above offset by certain non-recurring pre-tax severance and relocation costs associated with Corporate restructuring initiatives and product line exit of $2.0 million, or $.02 of basic loss per common share. Results for the quarter ended June 30, 2000, also included pre-tax losses of $6.0 million, ($.05 of basic loss per common share) to reflect mark-to-market adjustments on certain primary aluminum hedging transactions.

               For the six-month period ended June 30, 2000, the Company reported net income of $22.7 million, or $.29 of basic income per common share, compared to a net loss of $53.9 million, or $.68 of basic loss per common share, for the six-month period ended June 30, 1999. In addition to the second quarter 2000 non-recurring items described above, results for the six months ended June 30, 2000, included pre-tax gains of $8.4 million ($.6 of basic income per common share) to reflect mark-to-market adjustments on certain primary aluminum hedging transactions.

               Results for the quarter and six-month periods ended June 30, 1999, included three essentially offsetting items. A favorable $50.5 million pre-tax gain on the sale of the Company's interests in AKW L.P., an aluminum wheel joint venture, was offset by a non-cash pre-tax charge of $38.0 million for asbestos-related claims and a pre-tax charge of $13.5 million to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions.

               Net sales in the second quarter of 2000 totaled $542.5 million compared to $525.0 million in the second quarter of 1999. Net sales for the six-month period ended June 30, 2000, totaled $1,108.2 million compared to $1,004.4 million for the six-month period ended June 30, 1999.

          BAUXITE AND ALUMINA
               Third party net sales of alumina increased 8% for the quarter ended June 30, 2000, as compared to the same period in 1999 as a 20% increase in third party average realized prices was partially offset by a 12% decrease in third party shipments. The increase in average realized prices was due to an increase in primary aluminum market prices related to the Company's primary aluminum-linked customers sales contracts, partially offset by allocated net losses from the Company's hedging activities. The decrease in quarter-over-quarter shipments resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 68,000 tons of alumina purchased by KACC in 2000 from third parties to fulfill third party sales contracts.

               Intersegment net sales of alumina were essentially flat for the quarter ended June 30, 2000, as compared to the same period in 1999. A 23% increase in the intersegment average realized price was offset by a 17% decrease in intersegment shipments.
          The increase in the intersegment average realized price is the result of increases in primary aluminum prices from period to period as intersegment transfers are made on the basis of market prices on a lagged basis of one month. The decrease in shipments was due to the timing of shipments as well as the unfavorable impact of the curtailments of the potlines at the Company's Washington smelters in mid-June 2000 as discussed above. Intersegment net sales for the second quarter 2000 included approximately 15,000 tons of alumina purchased from third-parties and transferred to the Primary aluminum business unit.

               For the six-month period ended June 30, 2000, third party net sales of alumina were 10% higher than the comparable period in 1999 as a 19% increase in third party average realized prices was partially offset by an 11% decrease in third party shipments. The increase in average realized prices and decrease in third party shipments during the first six months of 2000 as compared to 1999 was attributable to the same price and volume factors discussed above. Third party net sales included approximately 145,000 tons of alumina purchased by KACC from third parties to fulfill third party sales contracts.

               Intersegment net sales for the six-month period ended June 30, 2000, increased 64% as compared to the same period in 1999. The increase was due to a 28% increase in the intersegment average realized price and a 28% increase in intersegment shipments. The increase in the intersegment average realized price is the result of increases in primary aluminum prices from period to period as intersegment transfers are made on the basis of market prices on a lagged basis of one month. The increase in shipments was due to the favorable impact of operating more potlines at the Company's smelters during the first four months of 2000 as compared to the same months in 1999. Intersegment net sales for the year to date 2000 period included approximately 54,000 tons of alumina purchased from third-parties and transferred to the Primary aluminum business unit.

               Segment operating income for the quarter and six-month periods ended June 30, 2000, increased from the comparable periods in 1999 primarily as the result of the increases in the average realized prices offset in part by the net decrease in shipments as discussed above.

               See Note 2 of Notes to Interim Consolidated Financial Statements for a discussion of the effect of the Gramercy incident on the Bauxite and Alumina business unit's operations.

          PRIMARY ALUMINUM
               Third party net sales of primary aluminum were up 30% for the second quarter of 2000, as compared to the same period in 1999 as a result of a 25% increase in third party shipments and a 5% increase in third party averaged realized prices. The increase in shipments was primarily due to the favorable impact of the increased operating rate at the Company's 90%-owned Volta Aluminium Company Limited ("Valco") and Washington smelters offset, in part, by the mid-June 2000 curtailment of the potlines at the Washington smelters discussed above. The increase in the average realized prices reflects the 13% increase in primary aluminum market prices, partially offset by allocated net losses from the Company's hedging activities. Intersegment net sales were down approximately 9% between the second quarter of 2000 and the second quarter of 1999. This decrease was the result of a 19% decrease in intersegment shipments offset, in part, by a 13% increase in intersegment average realized prices. The increase in the intersegment average realized price was due to higher market prices for primary aluminum.

               For the six-month period ended June 30, 2000, third party sales of primary aluminum increased approximately 36% from the comparable period in 1999, reflecting a 25% increase in third party shipments and a 9% increase in third party average realized prices. The increases in year-to-date 2000 shipments and prices compared to 1999 were attributable to the same factors described above. Intersegment net sales for the first half of 2000 were up 24% as compared to the same period in 1999. This increase primarily resulted from a 25% increase in average realized prices reflecting higher market prices for primary aluminum. Intersegment shipments were essentially flat.

               Segment operating income for the quarter and six-month periods ended June 30, 2000, was up from the comparable periods 1999. The primary reason for the increases was the improvements in average realized prices and net shipments discussed above. However, both years' operating results included several non-recurring transactions. The quarter and six-month periods ended June 30, 2000, results included a net gain of $15.8 million associated with the sale of power described above; while the quarter and six-month periods ended June 30, 1999, results included costs of approximately $2.5 million and $9.6 million, respectively, associated with preparing and restarting potlines at Valco and the Washington smelters. In addition, segment operating income for the quarter and six-month periods ended June 30, 2000, have been adversely affected by increases in alumina and electric power costs. Even after excluding the excess power costs experienced by the Company in the second quarter in the Pacific Northwest, power costs have increased. As previously reported, new agreements entered into in both Ghana and Wales will provide for increased power stability but at increased costs.

          FLAT-ROLLED PRODUCTS
               Net sales of flat-rolled products decreased by 22% during the second quarter 2000 as compared to 1999 as a 34% decrease in shipments was offset by an 18% increase in average realized prices. The decrease in shipments was primarily due to reduced shipments of can body stock as a part of the Company's planned stock shipments was a modest quarter over quarter improvement in heat-treat products. The increase in average realized prices primarily reflects the change in product mix (resulting from the can stock body exit) as well as the pass through to customers of increased market prices for primary aluminum.

               For the six-month period ended June 30, 2000, net sales of flat-rolled products decreased by 9% as compared to the same period in 1999 as a 19% decrease in shipments was offset by a 11% increase in average realized prices. The decline in year-to-date 2000 shipments is primarily attributable to the aforementioned decline in can body stock offset, in part, by increased shipments of general engineering heat-treat products. The increase in the average realized price reflects the pass-through to customers of increased market prices for primary aluminum offset, in part, by the substantial decline in the demand for aerospace heat-treat products subsequent to the first quarter of 1999.

               The decrease in segment operating income in the quarter and the six-month periods ended June 30, 2000, were attributable to the same factors described above. Segment operating income also reflects the benefit of lower plant overhead and reduced major maintenance spending.

          ENGINEERED PRODUCTS
               Net sales of engineered products increased approximately 5% during the second quarter 2000 as compared to 1999, reflecting a 2% increase in product shipments and a 3% increase in average realized prices. Increased product shipments are the result of increased demand in the distribution market offset by reduced engineered component deliveries resulting from a product line exit. The increase in average realized prices reflects increased prices for soft alloy extrusions offset, in part, by a shift in product mix. For the six-month period ended June 30, 2000, net sales of engineered products increased approximately 12% as compared to the same period in 1999 as the result of an 8% increase in product shipments and a 4% increase in average realized prices. In addition to the factors described above for the quarter ended June 30, 2000, the price and value factors for the six-month period ended June 30, 2000, also reflect a short-term market related spike in certain hard alloy extrusion products. The changes in average realized prices for the quarter and six-month periods ended June 30, 2000, also reflect the pass through to customers of increased market prices for primary aluminum.

               Segment operating income increased in the quarter and six-month period ended June 30, 2000, as compared to the comparable periods in 1999. These increases primarily reflect the impact of the demand in the distribution and redraw rod markets. Segment operating income for the quarter and six month periods ended June 30, 2000, included non-recurring severance charges of $.7 million related to a product line exit. Segment operating income for the six months ended June 30, 1999, included equity in earnings of $2.5 million from the Company's 50% interest in AKW L.P., which was sold in April 1999.

          ELIMINATIONS
               Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

          CORPORATE AND OTHER
               Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses for the quarter and six-month period ended June 30, 2000, included approximately $1.5 million and $3.5 million, respectively, of non-recurring expenses related to ongoing Corporate staff cost reduction and efficiency initiatives.

          LIQUIDITY AND CAPITAL RESOURCES

               See Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1999, for a listing of the Company's indebtedness and information concerning certain restrictive debt covenants.

          OPERATING ACTIVITIES
               At June 30, 2000, the Company had working capital of $332.4 million, compared with working capital of $336.0 million at December 31, 1999. The decrease in working capital primarily resulted from an increase in trade and other receivables offset by decreases in inventories, prepaid expenses and other current assets and an increase in accounts payable. The increase in trade receivables reflects the increased market prices for primary aluminum. The increase in other receivables was primarily due to the sale of power (see Note 3 of Notes to Interim Consolidated Financial Statements) and an increase in the estimated business interruption insurance recoveries related to the Gramercy facility incident (see Note 2 of Notes to Interim Consolidated Financial Statements). The decrease in inventories reflects a planned focus on inventory reduction and efficiency initiatives and the previously announced exit from production of can body stock at the Flat-rolled products business unit.
          Changes in trade receivables and inventories also reflect the factors described in "Results of Operations." The decrease in prepaid expenses and other current assets resulted primarily from receipts by KACC of margin deposits resulting from reduced margin requirements due to lower end of period primary aluminum market prices. The increase in accounts payable was primarily due to the timing of payments for third party alumina purchases as well as increased capital spending related to the Gramercy incident.

          INVESTING ACTIVITIES
               Capital expenditures during the six-month period ended June 30, 2000, were $85.8 million, consisting primarily of $54.9 million for the rebuilding of the Gramercy facility and $13.3 million for the purchase of the non-working capital assets of a drawn tube aluminum fabricating operation (see Note 7 of Notes to Interim Consolidated Financial Statements). The remainder of the 2000 capital expenditures were used to improve production efficiency and reduce operating costs at the Company's other facilities. Total consolidated capital expenditures, excluding the expenditures for the rebuilding of the Gramercy facility (see
          Note 2 of Notes to Interim Consolidated Financial Statements), are expected to be between $80.0 and $115.0 million per annum in each of 2000 through 2002 (of which approximately 10% is expected to be funded by the Company's minority partners in certain foreign joint ventures). See "- Financing Activities and Liquidity" below for a discussion of Gramercy-related capital spending. Management continues to evaluate numerous projects all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, KACC's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

          FINANCING ACTIVITIES AND LIQUIDITY

               As of June 30, 2000, the Company's total consolidated indebtedness was $997.3 million, including $37.6 million of borrowings under KACC's credit agreement, as amended (the "Credit Agreement"), compared with $972.8 million at December 31, 1999. As of July 31, 2000, $25.3 million of borrowings were outstanding under the Credit Agreement.

               At June 30, 2000, $207.8 million (of which $59.7 million could have been used for letters of credit) was available to KACC under the Credit Agreement. Loans under the Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR at the Company's option. During the six-month period ended June 30, 2000, the average per annum interest rate on loans outstanding under the Credit Agreement was approximately 9.78%.

               The Company's and KACC's near-term liquidity will be, as more fully discussed below, affected by the Gramercy incident and the amount of net payments for asbestos liabilities.

               From the date of the Gramercy incident through June 30, 2000, KACC had expended or incurred costs or losses associated with the Gramercy incident totaling $131.7 million, consisting of clean-up, site preparation and business interruption costs. From the date of the Gramercy incident through June 30, 2000, $88.1 million of insurance recoveries related to these costs had been received. In addition, during the second quarter of 2000, KACC spent approximately $48.0 million on Gramercy-related construction activities and received $24.0 million of insurance recoveries for capital expenditures related to the rebuilding of the Gramercy facility, which amount reduced the minimum property damage receivable recorded in the fourth quarter of 1999. Until all construction activity at the Gramercy facility is completed and full production is restored, KACC will continue to incur substantial business interruption costs and capital spending. Business interruption costs are expected to be substantially offset by insurance recoveries. A minimum of an additional $76.0 million of capital spending is expected to be funded by insurance recoveries. The remainder of the Gramercy-related capital expenditures will be funded by KACC using existing cash resources, funds from operations and/or borrowings under KACC's Credit Agreement. The amount of capital expenditures to be funded by KACC will depend on, among other things, the ultimate cost and timing of the rebuild and negotiations with the insurance carriers. KACC continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when KACC expends funds and when it is reimbursed. KACC will likely have to continue to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant. The Company believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard.

               KACC's estimated annual cash payments, prior to insurance recoveries, for asbestos-related costs will be approximately $75.0 million to $100.0 million for each of the years 2000 through 2002. The Company believes that KACC will recover a substantial portion of these payments from insurance. However, delays in receiving these or future insurance repayments would have an adverse impact on KACC's liquidity.

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

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    -----------------------------------------------------
                    RISK
                    ----

               The information included under Item 3. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in the Company's Form 10-Q for the quarterly period ended March 31, 2000, is incorporated by reference.

                             PART II - OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS
                    -----------------

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

               A number of employees were injured in the incident, several of them severely. KACC may be liable for claims relating to the injured employees. The incident has resulted in more than sixty lawsuits, many of which were styled as class action suits, being filed against KACC and others on behalf of more than 16,000 claimants. Such lawsuits allege, among other things, property damage, business interruption loss and personal injury. Such lawsuits were filed, on dates ranging from July 5, 1999, through July 9, 2000, principally in the Fortieth Judicial District Court for the Parish of St. John the Baptist, State of Louisiana or in the Twenty-Third Judicial District Court for the Parish of St. James or the Parish of Ascension, State of Louisiana. Two of such lawsuits were filed in the United States District Court, Eastern District of Louisiana. Discovery has begun in such cases. The aggregate amount of damages sought in the lawsuits cannot be determined at this time.

               See Part I, Item 3.  "LEGAL PROCEEDINGS - Gramercy
          Litigation" in the Company's Form 10-K for the year ended December 31, 1999, and Part II, Item 1. "LEGAL PROCEEDINGS - Gramercy Litigation" in the Company's From 10-Q for the quarter ended March 31, 2000.

          Asbestos-related Litigation

               KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The portion of
          Note 5 of Notes to Interim Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I,
          Item 3. "LEGAL PROCEEDINGS - Asbestos-related Litigation" in the Company's Form 10-K for the year ended December 31, 1999.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    ---------------------------------------------------

               The annual meeting of stockholders of the Company was held on May 24, 2000, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company. The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominees, as well as the number of abstentions and broker nonvotes with respect to each such nominee:

          Robert J. Cruikshank
               Votes For:       76,406,961
               Votes Against:
               Votes Withheld:     263,986
               Abstentions:
               Broker Nonvotes:

          James T. Hackett
               Votes For:       76,405,833
               Votes Against:
               Votes Withheld:     265,114
               Abstentions:
               Broker Nonvotes:

          George T. Haymaker, Jr.
               Votes For:       76,409,092
               Votes Against:
               Votes Withheld:     261,855
               Abstentions:
               Broker Nonvotes:

          Charles E. Hurwitz
               Votes For:       76,384,487
               Votes Against:
               Votes Withheld:     286,460
               Abstentions:
               Broker Nonvotes:

          Ezra G. Levin
               Votes For:         74,676,890
               Votes Against:
               Votes Withheld:     1,994,057
               Abstentions:
               Broker Nonvotes:

          Raymond J. Milchovich
               Votes For:       76,407,239
               Votes Against:
               Votes Withheld:     263,708
               Abstentions:
               Broker Nonvotes:

          James D. Woods
               Votes For:       76,412,312
               Votes Against:
               Votes Withheld:     258,635
               Abstentions:
               Broker Nonvotes:

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

               (a)  Exhibits.

               Exhibit No.    Exhibit
               -----------    -------

               *10.1 Time-Based Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to Joseph
                         A. Bonn, effective September 9, 1999.

               *10.2 Time-Based Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to J. Kent Friedman, effective December 1, 1999.

               *10.3 Form of Non-Employee Director Stock Option Agreement pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan.

               *27       Financial Data Schedule.

               (b)  Reports on Form 8-K.

               No Report on Form 8-K was filed by the Company during the quarter ended June 30, 2000.




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



          Dated:    August 11, 2000