Form 10-K
period 2000-12-31
KAISER ALUMINUM CORP
filed 2001-03-30
CIK 811596

--------------------------------------------------------------------------------

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 For the fiscal year ended December 31, 2000 Commission file number 1-9447

                           KAISER ALUMINUM CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                            (State of Incorporation)
                                   94-3030279
                      (I.R.S. Employer Identification No.)

             5847 SAN FELIPE, SUITE 2600, HOUSTON, TEXAS 77057-3010
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 267-3777

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                            on which registered
     -------------------                           ---------------------

 Common Stock, $.01 par value                     New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ___

As of February 28, 2001, there were 79,622,495 shares of the Common Stock of the registrant outstanding. Based upon the New York Stock Exchange closing price on
February 28, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates was $103.2 million.

Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------

                                      NOTE

Kaiser Aluminum Corporation's Report on Form 10-K filed with the Securities and
Exchange Commission includes all exhibits required to be filed with the Report.
Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 71 -79 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits:

                               Corporate Secretary
                               Kaiser Aluminum Corporation
                               5847 San Felipe, Suite 2600
                               Houston, Texas  77057-3010
                               (713) 267-3777

                                TABLE OF CONTENTS

PART I

     ITEM 1.      BUSINESS

     ITEM 2.      PROPERTIES

     ITEM 3.      LEGAL PROCEEDINGS

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS

     ITEM 6.      SELECTED FINANCIAL DATA

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ITEM 11.     EXECUTIVE COMPENSATION

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K

SCHEDULE I

SIGNATURES

INDEX OF EXHIBITS

EXHIBIT 21        SUBSIDIARIES

PART I

ITEM 1.       BUSINESS

This Annual Report on Form 10-K (the "Report") contains statements which constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (see, for example, Item 1. "Business - Business
Operations," " - Competition," " - Environmental Matters," and " - Factors
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

GENERAL

Kaiser Aluminum Corporation (the "Company"), a Delaware corporation organized in
1987, is a subsidiary of MAXXAM Inc. ("MAXXAM"). MAXXAM and one of its wholly-owned subsidiaries together own approximately 63% of the Company's Common
Stock, with the remaining approximately 37% publicly held. The Company, through its wholly- owned subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. See Note 14 of Notes to Consolidated
Financial Statements for segment and geographical financial information. In addition to the production utilized by KACC in its operations, KACC sells significant amounts of alumina and primary aluminum in domestic and international markets. The Company's operations are conducted through KACC's business units. The following table sets forth production and third party purchases of bauxite, alumina and primary aluminum and third party shipments and intersegment transfers of bauxite, alumina, primary aluminum and fabricated products for the years ended December 31, 2000, 1999 and 1998:

                                                                Sources(2)                             Uses(2)
                                                     ---------------------------------   ----------------------------------
                                                                          Third Party       Third Party      Intersegment
                                                       Production          Purchases         Shipments         Transfers
                                                     ----------------    -------------   -----------------   --------------
                                                                            (in thousands of tons*)
Bauxite -
       2000                                                   4,305.0             -                2,007.0          2,342.0
       1999                                                   5,261.0             -                1,497.0          3,515.0
       1998                                                   6,656.0             -                1,659.0          4,639.0
Alumina -
       2000                                                   2,042.9         322.0                1,927.1            751.9
       1999                                                   2,524.0         395.0                2,093.9            757.3
       1998                                                   2,964.0             -                2,250.0            750.7
Primary Aluminum -
       2000                                                     411.4         206.5                  672.4(1)         -
       1999                                                     426.4         260.1                  684.6(1)         -
       1998                                                     387.0         251.3                  668.2(1)         -

(1)  Includes both primary aluminum shipments and pounds of aluminum contained in fabricated aluminum product shipments. See "Management's Discussion and
     Analysis of Financial Condition and Results of Operations--Selected
     Operational and Financial Information" for an allocation of shipments between primary aluminum and pounds of aluminum in fabricated aluminum products.
(2)  Sources and uses will not equal due to the impact of inventory changes and alumina and metal swaps.
---------------------------

* All references to tons in this Report refer to metric tons of 2,204.6 pounds.

SIGNIFICANT CURRENT ITEMS

This section briefly summarizes the major issues the Company dealt with during
2000 and/or is dealing with currently and provides a cross-reference to the applicable section for a more complete discussion of the issue.

Liquidity and Capital Resources - KACC's $300.0 million credit agreement, as amended (the "Credit Agreement") expires in August 2001. It is the Company's and
KACC's intention to extend or replace the Credit Agreement prior to its expiration. However, in order for the Credit Agreement to be extended, on a short-term basis, beyond August 2001, KACC will have to have a plan to mitigate the $225.0 million of 97/8% Senior Notes, due February 2002 (the "97/8% Senior
Notes"). For the Credit Agreement to be extended past February 2003, both the
97/8% Senior Notes and the $400.0 million of 12 3/4% Senior Subordinated Notes, due February 2003 (the "Senior Subordinated Notes"), will have to be retired and/or refinanced. As of February 28, 2001, KACC had received approval from the
Credit Agreement lenders to purchase up to $50.0 million of the 97/8% Senior
Notes. As of February 28, 2001, KACC has purchased approximately $1.0 million of
97/8% Senior Notes. As of February 28, 2001, there were $94.0 million of borrowings outstanding under the Credit Agreement and remaining availability of approximately $120.0 million. However, proceeds of approximately $130.0 million related to 2001 power sales are expected to be received at or near March 30,
2001, and an additional $130.0 million of power proceeds will be received periodically through October 2001 with respect to other power sales made during the first quarter of 2001.

Consistent with its previously disclosed strategy, KACC is considering the possible sale of part or all of its interests in certain operating assets. The contemplated transactions are in various stages of development. KACC expects that at least one operating asset will be sold. KACC has multiple transactions under way. It is unlikely, however, that KACC would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing, or terms of such sales. The Company would expect to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Overview, Strategic Initiatives" for
additional discussion.

Incident at Gramercy Facility - In July 1999, KACC's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion. A number of employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed until the middle of
December 2000 when partial production commenced. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001. At
February 28, 2001, the plant was operating at 70% of capacity. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001. Through February 28, 2001, KACC had recorded $289.3 million of estimated insurance recoveries related to the Gramercy incident and had collected $262.6 million of such amounts. An additional $7.0 million is expected in March 2001. The remaining balance of approximately $20.0 million and any additional amounts possibly due to KACC will likely not be recovered until
KACC and the insurers resolve certain outstanding issues. The insurers have asserted that no additional business interruption amounts are due after November
30, 2000. KACC and the insurers are currently negotiating an arbitration agreement as a means of resolving their differences. The Company anticipates that the remaining issues will not be resolved until late 2001 or early 2002.
KACC and the Company continue to believe that a minimum of at least $290.0 million of insurance recoveries are probable, that additional amounts are owed to KACC by the insurers, and that the likelihood of any refund by KACC of amounts previously received from the insurers is remote. See Note 2 of Notes to
Consolidated Financial Statements for more detailed information regarding the impact of the Gramercy incident.

Labor Matters - Prior to September 2000, when the labor dispute was settled,
KACC was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 1998 strike by the United Steelworkers of
America ("USWA") and the subsequent "lock-out" by KACC in January 1999. Under the terms of the settlement, USWA members generally returned to the affected plants during October 2000. The new labor contract, which expires in September
2005, provides for a 2.6% average annual increase in the overall wage and benefit package and results in the reduction of at least 540 hourly jobs at the five facilities (from approximately 2,800 in September 1998). See Note 5 of
Notes to Consolidated Financial Statements for a discussion of the labor dispute and settlement. Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of unfair labor practices ("ULPs")
remain in connection with the USWA strike and subsequent lock-out by KACC. The
Company believes that the remaining charges made against KACC by the USWA are without merit. See Note 12 of Notes to Consolidated Financial Statements, "-
Labor Matters" for a discussion of the ULP charges.

Asbestos-Related Liability and Expected Recoveries - KACC is a defendant in a number of lawsuits that generally relate to products KACC has not sold for more than 20 years. The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. For the year ended December 31, 2000, a total of approximately $99.5 million of asbestos-related settlements and defense costs were paid and partial insurance reimbursements for asbestos-related matters totaling approximately $62.8 million were received. See Note 12 of Notes to Consolidated Financial Statements for
additional information.

Pacific Northwest Power Sales and Operating Level - In response to the unprecedented high market prices for power in the Pacific Northwest, KACC temporarily curtailed primary aluminum production at the Tacoma and Mead,
Washington, smelters during the second half of 2000 and sold a portion of the power that it had under contract through September 30, 2001. As a result of the curtailments, KACC avoided the need to purchase power on a variable market price basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold.
KACC has made additional power sales in 2001. Also, during October 2000, KACC signed a new power contract with the Bonneville Power Administration ("BPA")
under which the BPA will provide KACC's operations in the State of Washington with sufficient power to operate KACC's Trentwood facility as well as approximately 40% of the combined capacity of KACC's Mead and Tacoma aluminum smelting operations during the period from October 2001 through September 2006.
Power costs under the new contract are expected to exceed the cost of power under KACC's current BPA contract by between 20% to 60% and, perhaps, by as much as 100% in certain periods, and other contract terms are less favorable than
KACC's current BPA contract. KACC does not have any remarketing rights under the new BPA contract. See Note 7 of Notes to Consolidated Financial Statements for
additional information on these matters.

BUSINESS OPERATIONS

KACC conducts its business through its five main business units (Bauxite and alumina, Primary aluminum, Commodities marketing, Flat-rolled products and
Engineered products), each of which is discussed below.

-  Bauxite and Alumina Business Unit
The following table lists KACC's bauxite mining and alumina refining facilities as of December 31, 2000:

                                                                                                Annual
                                                                             Production          Total
                                                                               Capacity         Annual
                                                               Company     Available to     Production
Activity                       Facility        Location      Ownership      the Company       Capacity
--------------             -------------   -------------    -----------   -------------    -----------
                                                                                 (tons)         (tons)

Bauxite Mining             KJBC             Jamaica              49.0%        4,500,000      4,500,000
                           Alpart(1)        Jamaica              65.0%        2,275,000      3,500,000
                                                                             ----------     ----------
                                                                              6,775,000      8,000,000
                                                                             ==========     ==========
Alumina Refining           Gramercy(2)      Louisiana           100.0%        1,250,000      1,250,000
                           Alpart           Jamaica              65.0%          942,500      1,450,000
                           QAL              Australia            28.3%        1,032,950      3,650,000
                                                                             ----------     ----------
                                                                              3,225,450      6,350,000
                                                                             ==========     ==========
------------
(1) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.

(2) Production was completely curtailed from July 1999 until the middle of
    December 2000. See discussion below.

KACC is a major producer of alumina and sells significant amounts of its alumina production in domestic and international markets. KACC's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See "- Competition" and "- Commodity Marketing" in this Report. During 2000, KACC sold alumina to approximately 14 customers, the largest and top five of which accounted for approximately 27% and 80%, respectively, of the business unit's third-party net sales. All of KACC's third-party sales of bauxite in 2000 were made to two customers, which sales represent approximately 9% of the business unit's third-party net sales. KACC's principal customers for bauxite and alumina consist of other aluminum producers, trading intermediaries who resell raw materials to end-users, and users of chemical grade alumina.

KJBC. The Government of Jamaica has granted KACC a mining lease for the mining of bauxite which will, at a minimum, satisfy the bauxite requirements of KACC's
Gramercy, Louisiana, alumina refinery so that it will be able to produce at its current rated capacity until 2020. Kaiser Jamaica Bauxite Company ("KJBC") mines bauxite from the land which is subject to the mining lease as an agent for KACC.
Although KACC owns 49% of KJBC, it is entitled to, and generally takes, all of its bauxite output. A substantial majority of the bauxite mined by KJBC is refined into alumina at the Gramercy facility and the remainder is sold to two third-party customers. KJBC's operations have been impacted by the Gramercy incident. The Government of Jamaica has agreed to grant KACC an additional bauxite mining lease. The new mining lease will be effective upon the expiration of the current lease in 2020 and will enable the Gramercy facility to produce at its rated capacity for an additional ten year period. See Note 2 of Notes to
Consolidated Financial Statements for a detailed discussion of the Gramercy incident.

Gramercy. Alumina produced by the Gramercy refinery is primarily sold to third parties. The Gramercy refinery produces two products: smelter grade alumina and chemical grade alumina (e.g. hydrate). Smelter grade alumina is sold under long-term contracts typically linked to London Metal Exchange prices ("LME prices"). Chemical grade alumina is sold at a premium price over smelter grade alumina. Production at the Gramercy refinery was completely curtailed in July
1999 when it was extensively damaged by an explosion in the digestion area of the plant. Production at the plant remained curtailed until the middle of
December 2000 at which time partial production commenced. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001. At
February 28, 2001, the plant was operating at 70% of capacity. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001. While production was curtailed, KACC purchased alumina from third parties, in excess of the amounts of alumina available from other
KACC-owned facilities, to supply major customers' needs as well as to meet intersegment requirements. See Note 2 of Notes to Consolidated Financial
Statements for additional information regarding the impact of the Gramercy incident.

Alpart. Alpart holds bauxite reserves and owns a 1,450,000 ton per year alumina plant located in Jamaica. KACC owns a 65% interest in Alpart, and Hydro
Aluminium a.s ("Hydro") owns the remaining 35% interest. KACC has management responsibility for the facility on a fee basis. KACC and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The
Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2,000,000 tons per year, through the year 2024.
Beginning in the first half of 2000, Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the Government of Jamaica, began operating a bauxite mining operation joint venture that consolidates their bauxite mining operations in Jamaica, the objective of which is to optimize mining operating and capital costs. The joint venture agreement also grants Alpart certain rights to acquire bauxite mined from JAMALCO's reserves.

QAL. KACC owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns one of the largest and most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The shareholders, including KACC, purchase bauxite from another QAL shareholder under long-term supply contracts. KACC has contracted with QAL to take approximately 868,000 tons per year of alumina or pay standby charges. KACC is unconditionally obligated to pay amounts calculated to service its share
($101.5 million at December 31, 2000) of certain debt of QAL, as well as other
QAL costs and expenses, including bauxite shipping costs.

-   Primary Aluminum Business Unit
The following table lists KACC's primary aluminum smelting facilities as of
December 31, 2000:

                                                                Annual Rated        Total         2000
                                                                    Capacity       Annual      Average
                                                  Company      Available to         Rated    Operating
Location                           Facility     Ownership        the Company     Capacity         Rate
----------------              --------------   ------------    -------------    ---------    -----------
                                                                      (tons)       (tons)
United States
   Washington                    Mead                100%            200,000      200,000          85%(1)
   Washington                    Tacoma              100%             73,000       73,000          41%(1)
                                                               -------------    ---------
       Subtotal                                                      273,000      273,000
                                                               -------------    ---------

International
   Ghana                         Valco                90%            180,000      200,000          78%
   Wales, United Kingdom         Anglesey             49%             66,150      135,000         106%
                                                               -------------    ---------
       Subtotal                                                      246,150      335,000
                                                               -------------    ---------
              Total                                                  519,150      608,000
                                                               =============    =========

--------
(1)  2000 operating rates were affected by the high market prices for electric power in the Pacific Northwest. Both smelters were curtailed as of December
     31, 2000. For a discussion of these matters see "Availability of Affordable
     Electric Power" below.

KACC uses proprietary retrofit and control technology in all of its smelters.
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

KACC's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 2000, KACC sold its primary aluminum production not utilized for internal purposes to approximately 46 customers, the largest and top five of which accounted for approximately 52% and 73%, respectively, of the business unit's third-party net sales. See "-Competition"
in this Report. Marketing and sales efforts are conducted by personnel located in Houston, Texas; and Tacoma and Spokane, Washington.

Operations in the United States. The Mead facility uses pre-bake technology.
Approximately 68% of Mead's 2000 production was used at KACC's Trentwood,
Washington, rolling mill and other KACC-owned facilities, with the balance being sold to third parties. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum.
The business unit maintains specialized laboratories and a miniature carbon plant in the state of Washington which concentrate on the development of cost-effective technical innovations such as equipment and process improvements.
As of December 31, 2000, both the Mead and Tacoma smelters were completely curtailed and are expected to remain curtailed at least through September 30,
2001. However, KACC has continued to operate the Tacoma rod-mill. See additional discussion below regarding electric power.

International Operations. KACC manages, and owns a 90% interest in, the Volta
Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by KACC and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. KACC's share of the primary aluminum is sold to third parties. Valco's operating level has been subject to fluctuations resulting from the amount of power it is allocated by the Volta
River Authority ("VRA"). The operating level over the last five years has ranged from one to four out of a total of five potlines. During 2000 and 1999, Valco operated an average of four and three potlines, respectively.

KACC owns a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. KACC supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. KACC sells its share of Anglesey's output to third parties.

Availability of Affordable Electric Power - Electric power represents an important production input for KACC at its aluminum smelters and its cost can significantly affect KACC's profitability.

United States. KACC purchases electric power for the Mead and Tacoma,
Washington, smelters from the BPA, which has supplied approximately half of the electric power for the two plants over recent years, and from other suppliers.
The power contract with the BPA expires in September 2001, and the power contracts with other suppliers have either expired or the underlying power has been sold. As a result of unprecedented high market prices for electric power in the Pacific Northwest, KACC temporarily curtailed all of the primary aluminum production at the Tacoma and Mead, Washington, smelters and commenced selling power that it had under contract through September 30, 2001. As a result of the curtailment, KACC will avoid the need to purchase power on a variable market basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold.
Both the Mead and Tacoma smelters are expected to remain curtailed through at least September 30, 2001. Under a new contract with the BPA, which will run from
October 2001 through September 2006, the BPA will provide KACC with sufficient power to operate its Trentwood facility as well as approximately 40% of the combined capacity of its Mead and Tacoma aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under
KACC's current BPA contract by between 20% to 60% and, perhaps, as much as 100%
in certain periods, and other contract terms are less favorable than KACC's current BPA contract. KACC does not have any remarketing rights under the new
BPA contract.

International. Valco and the VRA have reached an agreement, which is subject to
Parliamentary approval in 2001, that provides for sufficient power to operate at least four of Valco's five potlines in 2001 and at least three and one-half potlines thereafter. During early 2000, Anglesey entered into a new power agreement that provides sufficient power to sustain its operations at full capacity through September 2009.

-   Commodities Marketing Business Unit
The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices
(which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices by up to three months. From time to time in the ordinary course of business, KACC enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to primary aluminum price changes. Given the significance of primary aluminum hedging activities to the Company and KACC, the Company has begun (starting with the year ended December 31, 2000) reporting its primary aluminum-related hedging activities as a separate segment. Primary aluminum-related hedging activities are managed centrally on behalf of all of KACC's business segments to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. See Note 1 of Notes to
Consolidated Financial Statements, " - Derivative Financial Instruments," Note
13 of Notes to Consolidated Financial Statements and "Quantitative and
Qualitative Disclosures About Market Risk" for additional information regarding primary aluminum-related hedging activities.

Hedging activities conducted in respect of the Company's cost exposure to energy prices and foreign exchange rates are not considered a part of the Commodity marketing segment. Rather, such activities are included in the results of the business unit to which they relate.

-   Flat-Rolled Products Business Unit
The Flat-rolled products business unit operates the Trentwood, Washington, rolling mill. The business unit sells to the aerospace, transportation and industrial ("ATI") markets (producing heat-treat sheet and plate products and automotive brazing sheet) and the beverage container market (producing lid and tab stock), both directly and through distributors.

During 2000, KACC shifted the product mix of its Trentwood rolling mill toward higher value-added product lines, such as heat-treat sheet and plate, automotive brazing sheet and beverage can lid and tab stock, and away from beverage can body stock, wheel and common alloy tread products in an effort to enhance its profitability. See "Management's Discussion and Analysis of Financial Condition
and Results of Operation--2000 as Compared to 1999--Flat-Rolled Products" for a
discussion of the financial impact of this product mix shift. In 2000, the business unit sold to approximately 124 customers in the ATI markets, most of which represented heat-treat product shipments to distributors who sell to a variety of industrial end-users. The largest and top five customers in the ATI markets for flat-rolled products accounted for approximately 8% and 23%, respectively, of the business unit's third-party net sales.

KACC's flat-rolled products are also sold to beverage container manufacturing locations primarily in the western United States and Asian Pacific Rim countries. The largest and top five of such customers accounted for approximately 12% and 26%, respectively, of the business unit's third-party net sales. See "- Competition" in this Report. Sales are made directly to end-use customers and distributors by KACC sales representatives located across the
United States and England, and by independent sales agents in Asia. However, in addition to exiting can body stock production, beverage can lid and tab manufacturing is also being de-emphasized to further increase the business unit's focus on higher value- added heat-treat product lines described above.

-   Engineered Products Business Unit
The Engineered products business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forgings) facilities in the
United States and Canada. Major markets for extruded products are in the ground transportation industry, to which the business unit sells extruded shapes for automobiles, light-duty vehicles, heavy duty trucks and trailers, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets.

Soft-alloy extrusion facilities are located in Los Angeles, California; Sherman,
Texas; Tulsa, Oklahoma; Richmond, Virginia; and London, Ontario, Canada.
Products manufactured at these facilities include rod, bar, tube, shapes and billet. During 2000 and 2001, the Tulsa facility is being reconfigured as a focused production facility for standard soft- alloy extrusion products, having transferred its cathodic protection business to the Sherman facility. Hard-alloy extrusion facilities are located in Newark, Ohio; and Jackson, Tennessee, and produce rod, bar, screw machine stock, redraw rod, forging stock and billet. The business unit also extrudes seamless tubing in both hard- and soft-alloys at a facility in Richland, Washington and produces drawn tube in both hard- and soft-alloys at a facility in Chandler, Arizona, that it purchased in May 2000.

The business unit sells forged parts to customers in the automotive, heavy-duty truck, general aviation, rail, machinery and equipment, and ordnance markets.
The high strength-to-weight properties of forged aluminum make it particularly well-suited for automotive applications. Forging facilities are located in
Oxnard, California, and Greenwood, South Carolina. Through its sales and engineering office in Southfield, Michigan, the business unit staff works with automobile makers and other customers and plant personnel to create new automotive component designs and to improve existing products.

In 2000, the Engineered products business unit had approximately 400 customers, the largest and top five of which accounted for approximately 8% and 23%, respectively, of the business unit's third-party net sales. See "- Competition"
below. Sales are made directly to end-use customers and distributors by KACC sales representatives located across the United States.

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

RESEARCH AND DEVELOPMENT

Net expenditures for research and development activities were $5.6 million in
2000, $11.0 million in 1999, and $13.7 million in 1998. KACC estimates that research and development net expenditures will be in the range of $3.0 million to $5.0 million in 2001.

EMPLOYEES

During 2000, KACC employed an average of approximately 7,800 persons, compared with an average of approximately 8,600 persons in 1999 and approximately 9,200 persons in 1998. At December 31, 2000, KACC employed approximately 7,300 persons. The foregoing employee counts for 2000, 1999 and 1998 include the USWA workers who were subject to the lockout imposed by KACC as a result of the labor dispute that was settled in September 2000. During the labor dispute, KACC operated the five affected facilities with temporary workers who were not included in the employee counts for 2000, 1999 and 1998.

The labor agreements with employees at the Valco smelter in Ghana, the Alpart refinery in Jamaica and the Engineered products business unit's plants at Los
Angeles, California, and Richmond, Virginia, are scheduled to expire in 2001.

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

-  Our earnings are sensitive to a number of variables
Our operating earnings are sensitive to a number of variables over which we have no direct control. Two key variables in this regard are prices for primary aluminum and general economic conditions.

The price of primary aluminum significantly affects our financial results.
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

- KACC's near-term significant debt maturities could adversely affect us
KACC has significant near-term debt maturities. KACC's Credit Agreement expires in August 2001. It is the Company's and KACC's intention to extend or replace the Credit Agreement prior to its expiration. However, in order for the Credit
Agreement to be extended, on a short-term basis, beyond August 2001, KACC will have to have a plan to mitigate the $225.0 million of 97/8% Senior Notes. For the Credit Agreement to be extended past February 2003, both the 97/8% Senior
Notes and the $400.0 million of Senior Subordinated Notes will have to be retired and/or refinanced. As of February 28, 2001, KACC had received approval from the Credit Agreement lenders to purchase up to $50.0 million of the 97/8%
Senior Notes. As of February 28, 2001, KACC had purchased approximately $1.0 million of 97/8% Senior Notes. As of February 28, 2001, there were $94.0 million of borrowings outstanding under the Credit Agreement and remaining availability of approximately $120.0 million. However, proceeds of approximately $130.0 million related to 2001 power sales are expected to be received at or near March
30, 2001, and an additional $130.0 million of power proceeds will be received periodically through October 2001 with respect to other power sales made during the first quarter of 2001. KACC is also considering the possible sale of part or all of its interests in certain assets. The contemplated transactions are in various stages of development. KACC expects that at least one operating asset will be sold. KACC has multiple transactions under way. It is unlikely, however, that it would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing or terms of such sales.
The Company expects to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof.

KACC's ability to refinance its debt depends primarily on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative and other factors beyond KACC's control.

-  KACC's high leverage and debt service requirements could adversely affect us
KACC is highly leveraged and has significant debt service requirements. As of
December 31, 2000, KACC's total debt was approximately $989.4 million. KACC's high level of debt affects our operations in several important ways:

-    a large portion of the cash KACC generates is used to pay interest.
     Accordingly, our financial results are more vulnerable in the event of a downturn in our business, the aluminum industry or general economic conditions;

-    the agreements governing such debt limit KACC's and our flexibility in planning for and reacting to changes in our business conditions. For example, some or all of the agreements governing such debt limit KACC's and/or our ability to make capital expenditures, to borrow additional money and to consolidate or merge with other companies;

-    KACC may experience a competitive disadvantage because it is more highly leveraged than some of its competitors; and

-    the agreements governing such debt permit KACC's and our creditors to accelerate payments if KACC or we default or experience a change in the control of our ownership as set forth in such agreements.

KACC's ability to make payments on its debt depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond KACC's control.

-  The asbestos-related lawsuits against KACC could continue to increase and could adversely impact our financial position
KACC is a defendant in numerous lawsuits in which the plaintiffs allege that they have injuries caused by exposure to asbestos during, and as a result of, their employment or association with KACC, or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products
KACC sold more than 20 years ago.

Our December 31, 2000, balance sheet includes a liability for estimated asbestos-related costs of $492.4 million. We cannot assure you that this liability will not increase in the future. In determining the amount of the liability, we have only included estimates for the cost of claims for a ten year period through 2010 because we do not have a reasonable basis for estimating costs beyond that period. However, we expect that these costs may continue beyond 2010 and that they could be substantial.

We believe KACC has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our December 31, 2000, balance sheet includes a long-term receivable for estimated insurance recoveries of $406.3 million. We believe that KACC will recover a substantial portion of these payments from insurance, but cannot assure you that KACC will receive substantial insurance payments or that the timing of such payments will occur in the year KACC is required to make the payments. Delays in receiving future insurance repayments would have an adverse impact on KACC's liquidity.

Prior to insurance recoveries, we estimate that KACC's annual cash payments for asbestos-related costs will be approximately $110.0 - $135.0 million in the years 2001 and 2002, approximately $45.0 - $50.0 million in the years 2003 and
2004, approximately $25.0 million in the year 2005 and a total of $125.0 million beyond 2005.

See Note 12 of Notes to Consolidated Financial Statements for additional discussion of this matter.

-   Power availability for smelting operations
Electric power represents an important production input for KACC at its aluminum smelters and its cost can significantly affect KACC's profitability. Power contracts for KACC's smelters have varying contractual terms. See "Business -
Primary Aluminum Business Unit - Availability of Affordable Electric Power" in
this Report. We cannot provide assurance that electric power will be available in the future, at affordable prices, for KACC's smelters. Under the new contract with the BPA, KACC's Pacific Northwest operations will not receive sufficient power to run its smelting operations at full capacity and may have to pay as much as 100% more than the power rate under the current contract. Depending on the ultimate price for such power or the availability of an alternate power supply at an acceptable price, KACC may be unable to operate the smelters in the near or long-term. Under KACC's contract with the USWA, KACC is liable for certain severance and supplemental unemployment benefits for laid-off workers.
Such costs related to the period from January 1, 2001 to September 30, 2001 have been accrued to the extent that the costs are fixed and determinable. However, the Company may become liable for additional costs. In particular, KACC would become liable for certain early retirement benefits for USWA workers at the Mead and Tacoma, Washington, facilities if such facilities are not restarted prior to late 2002 or early 2003. Such costs could be significant and would adversely impact KACC's and our operating results and liquidity.

-  The Gramercy incident could result in adverse consequences to us
In July 1999, KACC's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. KACC may be liable for claims relating to the injured employees. The incident has also resulted in more than ninety lawsuits being filed against KACC alleging, among other things, property damage, business interruption loss by other businesses and personal injury. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time. We currently believe KACC's insurance will cover the majority of the costs of these lawsuits and claims relating to the injured employees.

Through February 28, 2001, KACC had recorded $289.3 million of estimated insurance recoveries related to the Gramercy incident and had collected $262.6 million of such amounts. An additional $7.0 million is expected in March 2001.
The remaining balance of approximately $20.0 million and any additional amounts possibly due to KACC will likely not be recovered until KACC and the insurers resolve certain outstanding issues. The insurers have asserted that no additional business interruption amounts are due after November 30, 2000. KACC and the insurers are currently negotiating an arbitration agreement as a means of resolving their differences. We anticipate that the remaining issues will not be resolved until late 2001 or early 2002. We continue to believe that a minimum of approximately $290.0 million of insurance recoveries are probable, that additional amounts are owed to KACC by the insurers, and that the likelihood of any refund by KACC of amounts previously received from the insurers is remote.
However, because this matter is subject to significant uncertainties, no assurances can be given as to the ultimate outcome of this matter or its impact on KACC's and our near-term liquidity and results of operations.

-  Our profits and cash flows may be adversely impacted by the results of KACC's hedging programs
KACC enters into hedging transactions to limit its exposure resulting from (1)
its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with primary aluminum prices, (2) energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. To the extent that the prices for primary aluminum exceed the fixed or ceiling prices established by KACC's hedging transactions or that energy costs or foreign exchange rates are below the fixed or floor prices, our profits and cash flow would be lower than they otherwise would have been.

Hedging activities can also have a temporary impact on our and KACC's liquidity.
KACC has established credit limits with certain counterparties related to open forward sales and option contracts. When unrealized gains or losses on open positions are in excess of such credit lines, KACC is entitled to receive margin advances from the counterparties or is required to make margin advances to counterparties, as the case may be. At December 31, 2000, the impact of margin arrangements on KACC's and our liquidity was insignificant. However, future increases in primary aluminum prices or decreases in foreign exchange rates could result in KACC having to make margin advances or post additional letters of credit and such amounts could be significant and could adversely impact
KACC's and our liquidity.

Information regarding KACC's sensitivity to certain price amounts from both an earnings and liquidity perspective is provided in "Quantitative and Qualitative
Disclosures About Market Risk."

-  KACC's current or past operations subject it to environmental compliance, clean-up and damage claims that may be costly
The operations of KACC's facilities are regulated by a wide variety of international, federal, state and local environmental laws. These environmental laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. Compliance with these environmental laws is costly. While legislative, regulatory and economic uncertainties make it difficult for us to project future spending for these purposes, we currently anticipate that in the 2001 - 2002 period, KACC's environmental capital spending will be approximately $6.0 million per year and that KACC's operating costs will include pollution control costs totaling approximately $27.0 million per year.
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

Currently, KACC is subject to certain lawsuits under the Comprehensive
Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). KACC, along with certain other companies, has been named as a Potentially Responsible Party for clean-up costs at certain third-party sites listed on the National
Priorities List under CERCLA. As a result, KACC may be exposed not only to its assessed share of clean-up but also to the costs of others if they are unable to pay. Additionally, KACC's Mead, Washington, facility has been listed on the
National Priorities List under CERCLA. KACC and the regulatory authorities agreed to a plan of remediation in January 2000.

In response to environmental concerns, we have established environmental accruals representing our estimate of the costs we reasonably expect KACC to incur in connection with these matters. At December 31, 2000, the balance of our accruals, which are primarily included in our long-term liabilities, was $46.1 million. We estimate that the annual costs charged to these environmental accruals will be approximately $3.0 million to $12.0 million per year for the years 2001 through 2005 and an aggregate of approximately $21.0 million thereafter. However, we cannot assure you that KACC's actual costs will not exceed our current estimates. We believe that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $35.0 million.
See Note 12 of Notes to Consolidated Financial Statements for additional information.

- The remaining allegations of Unfair Labor Practices ("ULPs") filed by the USWA could adversely affect us In connection with the USWA strike and subsequent lock-out by KACC, the USWA filed twenty-four allegations of ULPs. Twenty-two of the allegations were dismissed. A trial before an administrative law judge for the two remaining allegations commenced in November 2000 and is continuing. If the outcome of either of these two allegations eventually results in a final ruling against KACC, it could be obligated to provide back pay to the USWA members and such amount could be significant. However, any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the National Labor Relations Board (the "NLRB"), the
USWA or KACC. This process could take months or years.

-   Ability to operate profitably in the future
We reported net income of $16.8 million for the year ended December 31, 2000 which included material non-recurring gains and losses. If such non-recurring gains and losses were excluded from the 2000 results (see "Management's
Discussion and Analysis of Financial Condition and Results of Operation -
Summary" for a summary of non-recurring gains and losses), net income for the year ended December 31, 2000 would have been only slightly above break-even.
While we expect that 2001 will be profitable as a result of net gains from power sales, there can be no assurance that we will generate a profit from recurring operations or that we will operate profitably in future periods.

-   We operate in a highly competitive industry
The production of alumina, primary and fabricated aluminum products is highly competitive. There are numerous companies who operate in the aluminum industry.
Certain of our competitors are substantially larger, have greater financial resources than we do and may have other strategic advantages.

-  KACC is subject to political and regulatory risks in a number of countries
KACC operates facilities in the United States and in a number of other countries, including Australia, Canada, Ghana, Jamaica, and the United Kingdom.
While we believe KACC's relationships in the countries in which it operates are generally satisfactory, we cannot assure you that future country developments or governmental actions will not adversely affect KACC's operations particularly or the aluminum industry generally. Among the risks inherent in KACC's operations are unexpected changes in regulatory requirements, unfavorable legal rulings, new or increased taxes and levies, and new or increased import or export restrictions. KACC's operations outside of the United States are subject to a number of additional risks, including but not limited to currency exchange rate fluctuations, currency restrictions, and nationalization of assets.

ITEM 2.       PROPERTIES

The locations and general character of the principal plants, mines, and other materially important physical properties relating to KACC's operations are described in Item 1 "- Business Operations" and those descriptions are incorporated herein by reference. KACC owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although KACC's domestic aluminum smelters were initially designed early in KACC's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. The
Company believes that KACC's plants are cost competitive on an international basis. However, the long-term viability of KACC's Pacific Northwest smelters may be adversely impacted if an adequate supply of power at reasonable prices is not ultimately available.

KACC's obligations under the Credit Agreement are secured by, among other things, mortgages on KACC's major domestic plants (other than the Gramercy alumina refinery). See Note 8 of Notes to Consolidated Financial Statements for
further discussion.

ITEM 3.       LEGAL PROCEEDINGS

This section contains statements which constitute "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995. See
Item 1 of this Report for cautionary information with respect to such forward-looking statements.

GRAMERCY LITIGATION

On July 5, 1999, KACC's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. KACC may be liable for claims relating to the injured employees. The incident has resulted in more than ninety lawsuits, many of which were styled as class action suits, being filed against KACC and others since July 1999 on behalf of more than
16,000 claimants. Such lawsuits allege, among other things, property damage, business interruption loss by other businesses and personal injury. All such lawsuits previously pending in state court are now consolidated into one action pending in the Twenty-Third Judicial District Court for the Parish of St. James,
State of Louisiana. One lawsuit remains pending in the United States District
Court, Eastern District of Louisiana. Discovery has begun in the cases. The aggregate amount of damages sought in the lawsuits cannot be determined at this time. See Note 2 of Notes to Consolidated Financial Statements.

In connection with the settlement of the U.S. Mine Safety and Health
Administration's ("MSHA") investigation of the incident, KACC is paying a fine of $.5 million but denied the alleged violations.

ASBESTOS-RELATED LITIGATION

KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products
KACC has not manufactured for more than 20 years. The portion of Note 12 of
Notes to Consolidated Financial Statements under the heading "Asbestos
Contingencies" is incorporated herein by reference.

LABOR MATTERS

In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of ULPs were filed by the USWA with the NLRB. Twenty-two of the twenty-four allegations of ULPs brought against KACC by the USWA have been dismissed. A trial on the remaining two allegations before an administrative law judge commenced in November 2000 and is continuing. The Company is unable to estimate when the trial will be completed. If the outcome of either of these two allegations eventually results in a final ruling against KACC, it could be obligated to provide back pay to the USWA members and such amount could be significant. Any outcome from the trial would be subject to additional appeals by the general counsel of the NLRB, the USWA or KACC. This process could take months or years. The portion of Note 12 of Notes to Consolidated Financial
Statements under the heading "Labor Matters" is incorporated herein by reference.

OTHER MATTERS

Various other lawsuits and claims are pending against KACC. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. See Note 12 of Notes to
Consolidated Financial Statements.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2000.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "KLU." The number of record holders of the Company's Common Stock at
February 28, 2001, was 347. The Company has not paid any dividends on its Common
Stock during the two most recent fiscal years. The high and low sales prices for the Company's Common Stock for each quarterly period of 2000, 1999 and 1998, as reported on the New York Stock Exchange is set forth in the Quarterly Financial
Data on page 60 in this Report and is incorporated herein by reference.

The Credit Agreement contains restrictions on the ability of the Company to pay dividends on or make distributions on account of the Company's Common Stock, and the Credit Agreement and the indentures governing KACC's public debt contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.

See Note 8 of Notes to Consolidated Financial Statements under the heading "Debt
Covenants and Restrictions" and the " Management's Discussion and Analysis of
Financial Condition and Results of Operations - Liquidity and Capital Resources
- Capital Structure" for additional information which are incorporated herein.

ITEM 6.       SELECTED FINANCIAL DATA

Selected financial data for the Company is incorporated herein by reference to the table at page 1 of this Report, to the table at pages 14 - 15 of
Management's Discussion and Analysis of Financial Condition and Results of
Operations, to Note 1 of Notes to Consolidated Financial Statements, and to the
Five-Year Financial Data on pages 61 - 62 in this Report.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Kaiser Aluminum Corporation ("Kaiser" or the "Company"), through its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in the following business segments: Bauxite and alumina, Primary aluminum,
Flat-rolled products, Engineered products and Commodities marketing. The Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 2000, 1999 and 1998. The following data should be read in conjunction with the Company's consolidated financial statements and the notes thereto, contained elsewhere herein. See Note
14 of Notes to Consolidated Financial Statements for further information regarding segments. (All references to tons refer to metric tons of 2,204.6 pounds.)

                                                                                          Year Ended December 31,
                                                                                   ------------------------------------
(In millions of dollars, except shipments and prices)                                 2000         1999          1998
-----------------------------------------------------------------------------------------------------------------------
Shipments: (000 tons)
   Alumina(1)
      Third Party                                                                   1,927.1       2,093.9       2,250.0
      Intersegment                                                                    751.9         757.3         750.7
                                                                                   ---------    ----------    ----------
        Total Alumina                                                               2,679.0       2,851.2       3,000.7
                                                                                   ---------    ----------    ----------
   Primary Aluminum(2)
      Third Party                                                                     345.5         295.6         263.2
      Intersegment                                                                    148.9         171.2         162.8
                                                                                   ---------    ----------    ----------
        Total Primary Aluminum                                                        494.4         466.8         426.0
                                                                                   ---------    ----------    ----------
   Flat-Rolled Products                                                               162.3         217.9         235.6
                                                                                   ---------    ----------    ----------
   Engineered Products                                                                164.6         171.1         169.4
                                                                                   ---------    ----------    ----------
Average Realized Third Party Sales Price:(3)(4)
   Alumina (per ton)                                                               $    209     $     176     $     184
   Primary Aluminum (per pound)                                                    $    .74     $     .66     $     .67
Net Sales:(3)
   Bauxite and Alumina(1)(4)
      Third Party (includes net sales of bauxite)                                  $  442.2     $   395.8     $   445.2
      Intersegment                                                                    148.3         129.0         135.8
                                                                                   ---------    ----------    ----------
        Total Bauxite & Alumina                                                   590.5         524.8         581.0
                                                                                   ---------    ----------    ----------
   Primary Aluminum(2)(4)
      Third Party                                                                     563.7         432.9         390.7
      Intersegment                                                                    242.3         240.6         233.5
                                                                                   ---------    ----------    ----------
        Total Primary Aluminum                                                        806.0         673.5         624.2
                                                                                   ---------    ----------    ----------
   Flat-Rolled Products                                                               521.0         591.3         732.7
   Engineered Products                                                                564.9         556.8         595.3
   Commodities Marketing(4)                                                           (25.4)         18.3          60.5
   Minority Interests                                                                 103.4          88.5          78.0
   Eliminations                                                                      (390.6)       (369.6)       (369.3)
                                                                                   ---------    ----------    ----------
        Total Net Sales                                                            $2,169.8     $ 2,083.6     $ 2,302.4
                                                                                   =========    ==========    ==========
Operating Income (Loss): (7)(8)
   Bauxite & Alumina (4)(5)                                                    $   57.2     $   (10.5)    $     5.5
   Primary Aluminum (4)(6)                                                            100.1          (4.8)         28.3
   Flat-Rolled Products                                                                16.6          17.1          86.8
   Engineered Products                                                                 34.1          38.6          51.5
   Commodities Marketing(4)                                                           (48.7)         21.3          98.1
   Micromill                                                                            (.6)        (11.6)        (18.4)
   Eliminations                                                                          .1           6.9           8.9
   Corporate and Other                                                                (61.4)        (61.8)        (65.1)
   Labor Settlement Charge                                                            (38.5)         -             -
   Other Non-Recurring Operating Items, Net                                            80.4         (24.1)       (105.0)
                                                                                   ---------    ----------    ----------
        Total Operating Income (Loss)                                              $  139.3     $   (28.9)    $    90.6
                                                                                   =========    ==========    ==========
Net Income (Loss)                                                                  $   16.8     $   (54.1)    $      .6
                                                                                   =========    ==========    ==========
Capital Expenditures                                                               $  296.5     $    68.4     $    77.6
                                                                                   =========    ==========    ==========

(1)   Net sales for 2000 and 1999 included approximately 267,000 tons and
      264,000 tons, respectively, of alumina purchased from third parties and resold to certain unaffiliated customers and 55,000 tons and 131,000 tons, respectively, of alumina purchased from third parties and transferred to the Company's primary aluminum business unit.
(2)   Net sales for 2000, 1999 and 1998 included approximately 206,500 tons,
      260,100 tons and 251,300 tons, respectively, of primary aluminum purchased from third parties to meet third-party and internal commitments.
(3)   Net sales for 1999 and 1998 for all segments have been restated to conform to a new accounting requirement which states that freight charges should be included in cost of products sold rather than netted against net sales as was the Company's prior policy. Average realized prices for the
      Company's Flat-rolled products and Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix.
(4)   Average realized third-party sales prices, net sales and operating income
      (loss) for Bauxite and alumina and Primary aluminum segments for 1999 and
      1998 have been restated to reflect a change in the Company's segment reporting. The results of KACC's metal hedging activities are now set out separately in the Commodities marketing segment rather than being allocated between the two commodity business units.
(5)   Operating income (loss) for 2000 and 1999 included estimated business interruption insurance recoveries totaling $110.0 and $41.0, respectively
      Additionally, depreciation was suspended for the Gramercy facility for the period from July 1999 to December 2000 as a result of the July 1999 incident. Depreciation expense for the Gramercy facility for the six months ended June 30, 1999, was approximately $6.0. See Note 2 of Notes to
      Consolidated Financial Statements for additional information.
(6)   Operating income (loss) for the year ended December 31, 1999, included potline preparation and restart costs of $12.8.
(7)   The allocation of the labor settlement charges to the Company's business units for the year ended December 31, 2000 is as follows: Bauxite and
      Alumina - $2.1, Primary aluminum - $15.9, Flat-rolled products - $18.2 and
      Engineered products - $2.3.
(8)   See Note 6 of Notes to Consolidated Financial Statements for a detailed summary of the components of non-recurring operating items, net (other than the labor settlement charges) and the business segment to which the items relate.

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

OVERVIEW

Market-related Factors. The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes 1 and 13 of
Notes to Consolidated Financial Statements for a discussion of KACC's hedging activities.

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

During 2000, the Average Midwest United States transaction price ("AMT price")
per pound of primary aluminum was $.75 per pound. During 1999, the AMT price declined to a low of approximately $.57 per pound in February 1999 and then began a steady increase ending 1999 at $.79 per pound. During 1998, the AMT price experienced a steady decline during the year, beginning the year in the
$.70 to $.75 range and ending the year in the low $.60 range. At January 31,
2001, the AMT price was approximately $.81 per pound.

Liquidity/Cash Resources. KACC has significant near-term debt maturities. KACC's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, the Company's and KACC's near-term liquidity and cash flows will also be affected by the Gramercy incident, net payments for asbestos-related liabilities and possible proceeds from asset dispositions. See
"Liquidity and Capital Resources - Financing Activities and Liquidity" for a
discussion of these matters.

Incident at Gramercy Facility. In July 1999, KACC's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of
December 2000. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001. At February 28, 2001, the plant was operating at 70%
of capacity. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001.

Through February 28, 2001, KACC had recorded $289.3 million of estimated insurance recoveries related to the Gramercy incident and had collected $262.6 million of such amounts. An additional $7.0 million is expected in March 2001.
The remaining balance of approximately $20.0 million and any additional amounts possibly due to KACC will likely not be recovered until KACC and the insurers resolve certain outstanding issues. KACC and the insurers are currently negotiating an arbitration agreement as a means of resolving their differences.
The Company anticipates that the remaining issues will not be resolved until late 2001 or early 2002. KACC and the Company continue to believe that a minimum of approximately $290.0 million of insurance recoveries are probable, that additional amounts are owed to KACC by the insurers, and that the likelihood of any refund by KACC of amounts previously received from the insurers is remote.

See Note 2 of Notes to Consolidated Financial Statements for a full discussion regarding the incident at the Gramercy facility.

Labor Matters. As previously reported, prior to the settlement of the labor dispute, KACC was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 1998 strike by the United
Steelworkers of America ("USWA") and the subsequent "lockout" by KACC in January
1999. The labor dispute was settled in September 2000. In September 2000, the
Company recorded a one-time pre-tax labor settlement charge of $38.5 million to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers.
See Note 5 of Notes to Consolidated Financial Statements for additional discussions on the labor settlement.

Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of unfair labor practices ("ULPs") in connection with the USWA strike and subsequent lock-out by KACC remain to be settled. The
Company believes that the remaining charges made against KACC by the USWA are without merit. See Note 12 of Notes to Consolidated Financial Statements for
additional discussion on the ULP charges.

Strategic Initiatives. KACC's strategy is to improve its financial results by:
increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow; pursuing divestitures of its non-core businesses; and strengthening its financial position by divesting of part or all of its interests in certain operating assets.

In addition to working to improve the performance of the Company's existing assets, the Company has devoted significant efforts analyzing its existing asset portfolio. The Company intends to focus its efforts and capital in sectors of the industry that are considered most attractive, and in which the Company believes it is well positioned to capture value. During 2000, KACC sold certain non-operating properties, its Micromill assets and technology and its
Pleasanton, California, office complex and purchased the assets of a drawn tube aluminum fabricating operation. The dispositions were part of the Company's initiative to monetize non-strategic or underperforming assets. The acquisition was part of the Company's continued focus on growing its Engineered products operations.

KACC is considering the possible sale of part or all of its interests in certain operating assets. The contemplated transactions are in various stages of development. KACC expects that at least one operating asset will be sold. KACC has multiple transactions under way. It is unlikely, however, that it would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing, or terms of such sales. The consummation of any such sales would be dependent upon a number of factors, such as negotiation of definitive documentation, due- diligence investigations, certain lender approvals and/or anti-trust clearances. The Company would expect to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof.

Another area of emphasis has been a continuing focus on managing the Company's legacy liabilities. The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs and is actively pursuing recoveries in this regard. For the period from inception through December 31, 2000, the Company has paid approximately $220.5 million for asbestos-related settlements and associated defense costs and has received partial insurance reimbursements during this same period totaling $131.3 million. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remain a major priority of the Company, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes regarding coverage under the insurance policies.

Additional portfolio analysis and initiatives are continuing.

Pacific Northwest Power Sales and Operating Level. In response to the unprecedented high market prices for power in the Pacific Northwest, the Company temporarily curtailed the primary aluminum production at the Tacoma and Mead,
Washington, smelters during the second half of 2000 and sold a portion of the power that it had under contract through September 30, 2001. As a result of the curtailments, KACC avoided the need to purchase power on a variable market price basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold.
KACC has made additional power sales in 2001.

During October 2000, KACC signed a new power contract with the Bonneville Power
Administration ("BPA") under which the BPA will provide KACC's operations in the
State of Washington with power during the period October 2001 through September
2006. The contract will provide sufficient power to operate KACC's Trentwood facility as well as approximately 40% of the combined capacity of KACC's Mead and Tacoma aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under KACC's current BPA contract by between 20% to 60% and, perhaps, by as much as 100% in certain periods. There are other terms of the new BPA contract which are also less favorable than the current BPA contract. KACC does not have any remarketing rights under the new
BPA contract.

See Note 7 of Notes to Consolidated Financial Statements for additional information on the power sales and the new BPA contract.

RESULTS OF OPERATIONS

Summary. The Company reported net income of $16.8 million, or $.21 of basic income per common share, for 2000 compared to a net loss of $54.1 million, or
$.68 of basic loss per common share, for 1999 and net income of $.6 million, or
$.01 of basic income per common share, for 1998. However, results for 2000, 1999 and 1998 included material non- recurring gains and losses as summarized below:

                                                                                           Year Ended December 31,
                                                                                  ------------------------------------------
                                                                                      2000            1999            1998
                                                                                  ----------      ----------      ----------
As reported, income (loss) per common share                                       $    .21        $   (.68)       $    .01
Less material non-recurring (gains) losses:
   Labor settlement charge in 2000; strike-related costs in 1998                       .30            -                .50
   Asbestos-related charges                                                            .33             .44             .11
   Impairment loss - U.S. smelters in 2000; Micromill in 1999 and 1998                 .25             .16             .38
   Net gains from power sales                                                        (1.22)           -               -
   Operating profit foregone as a result of power sales                                .20            -               -
   Gains - real estate transactions in 2000; AKW L.P. interests in 1999               (.30)           (.42)           -
   Other non-recurring operating charges                                               .21            -               -
   Gramercy-related items:
      Gain on involuntary conversion                                                  -               (.71)           -
      Incremental maintenance spending                                                 .09            -               -
      Charge for insurance deductibles                                                -                .04            -
      LIFO inventory charge                                                            .05            -               -
   Mark-to-market (gains) losses                                                      (.08)            .27            -
                                                                                  ----------      ----------      ----------
                                                                                  $    .04        $   (.90)       $   1.00
                                                                                  ==========      ==========      ==========

Net sales in 2000 totaled $2,169.8 million compared to $2,083.6 million in 1999 and $2,302.4 million in 1998.

2000 AS COMPARED TO 1999

Bauxite and Alumina. Third party net sales of alumina were up 12% in 2000 as compared to 1999 as a 19% increase in third party average realized price was partially offset by an 8% decrease in third party shipments. The increase in average realized price was because the sales prices for alumina under the
Company's third-party alumina sales contracts are linked to primary aluminum prices and primary aluminum prices increased year over year. The decrease in year-over- year shipments resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 267,000 tons of alumina purchased by KACC in 2000 from third parties to fulfill third party sales contracts.

Intersegment net sales for 2000 increased 15% as compared to 1999. The increase was primarily due to a 16% increase in the intersegment average realized price resulting from increases in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month. Intersegment shipments were essentially flat.
The favorable impact on intersegment alumina shipments of operating more potlines at the Company's smelters during the first half of 2000 as compared to the same period in 1999 was offset by the unfavorable impact of the potline curtailments at the Company's Washington smelters in the last half of 2000.
Intersegment shipments for 2000 included approximately 55,000 tons of alumina purchased by KACC from third-parties and transferred to the Primary aluminum business unit.

Segment operating income (before non-recurring items) for 2000 was up significantly as compared to 1999 primarily as a result of the factors discussed above. Segment operating income for 2000 excludes non-recurring labor settlement charges of $2.1 million and three Gramercy-related items; a $7.0 million non-cash LIFO inventory charge, incremental maintenance spending of $11.5 million and an $.8 million non-cash restructuring charge. Segment operating income for 1999 excludes the segment's allocated share of the expense of insurance deductibles related to the Gramercy incident of $4.0 million.

See Note 2 of Notes to Consolidated Financial Statements for additional discussion of the effect of the Gramercy incident on the Bauxite and Alumina business unit's operations.

Primary Aluminum. Third party net sales of primary aluminum were up 30% for 2000 as compared to 1999 as a result of a 17% increase in third party shipments and a
12% increase in third party averaged realized prices. The increase in shipments was primarily due to the favorable impact of the increased operating rate at the
Company's 90%-owned Volta Aluminium Company Limited ("Valco") throughout 2000 and the Washington smelters (during the first six months of 2000). These shipment increases were offset, in part, by curtailments of the potlines at the
Washington smelters during the second half of 2000, net of approximately 206,500 tons of primary aluminum purchased from third-parties to meet third-party and internal commitments. The increase in the average realized prices reflects the
14% increase in primary aluminum market prices. Intersegment net sales for 2000 were up modestly when compared to 1999. A 16% increase in intersegment average realized prices was offset by a 13% decrease in intersegment shipments. The increase in the intersegment average realized price was due to higher market prices for primary aluminum as intersegment transfers are made on the basis of market prices. The decrease in shipments was primarily due to the potline curtailments at the Washington smelters, the reduced requirements of the
Flat-rolled products segment due to the can body stock exit and the reduced requirements of the Engineered products segment due to the softening of the ground transportation and distribution markets.

Segment operating income (before non-recurring items) for 2000 was up significantly from 1999. The primary reason for the increase was the improvements in average realized prices and net shipments discussed above.
However, segment operating income for 2000 was adversely affected by increased alumina prices, higher electric power costs and reduced profitability resulting from metal purchased and resold to the Flat-rolled products and Engineered products business units. The increase in alumina costs is the result of higher primary aluminum prices in 2000 because transfers of alumina from KACC's alumina business unit are made on a metal-linked basis. Power costs have generally increased, even after excluding the higher than normal power costs experienced by the Company in the Pacific Northwest. As previously reported, new agreements entered into in both Ghana and Wales provide for increased power stability but at increased costs. The reduced profitability on sales to the Flat-rolled products and Engineered products segments is due to the lack of a profit margin on metal that was purchased and resold at cost to the segments versus the profit margin that would have existed had the metal been produced.

Segment operating income for 2000, discussed above, excludes non-recurring net power sales gains of $159.5 million. Segment operating income for 2000 also excludes a non-cash smelter impairment charge of $33.0 million, the segment's share of the non-recurring labor settlement charge of $15.9 million and costs related to staff reduction initiatives of $3.1 million. Operating income in 1999 included costs of approximately $12.8 million associated with preparing and restarting potlines at Valco and the Washington smelters.

Flat-Rolled Products. Net sales of flat-rolled products decreased by 12% in 2000 as compared to 1999 as a 26% decrease in shipments was only partially offset by a 14% increase in average realized prices. The decrease in shipments was primarily due to reduced shipments of can body stock as a part of the Company's planned exit from this product line. Offsetting the reduced can body stock shipments was a modest year over year improvement in shipments of heat-treat products. The increase in average realized prices primarily reflects the change in product mix (resulting from the can body stock exit) as well as the pass through to customers of increased market prices for primary aluminum.

Segment operating income (before non-recurring items) for 2000 was essentially flat when compared to 1999 as the increase in price and volume for heat-treat products offset the impacts of the can body stock exit. Segment operating income for 2000, discussed above, excludes the segment's share of the non-recurring labor settlement charge of $18.2 million. Segment operating income also excludes a $7.5 million non-cash LIFO inventory charge and $5.1 million of non-cash impairment charges associated with KACC's exit from the can body stock product line.

Results for 2000 for the Flat-rolled products segment were also adversely affected late in the year by the Washington smelter curtailments as the business unit no longer had a supply of hot metal. While the impact of this change was modest in 2000, the business unit will be adversely affected by this situation in 2001. The amount of the impact will depend on the cost of acquiring the necessary metal units and the energy costs incurred to melt the purchased metal.

Engineered Products. Net sales of engineered products for 2000 were essentially flat as compared to 1999 as a 5% increase in average realized prices was offset by a 4% decrease in product shipments. The increase in average realized prices reflects increased prices for soft alloy extrusions, offset, in part, by a shift in product mix. The decrease in product shipments in 2000 over 1999 reflects a substantial weakening in ground transportation and distribution markets in the last half of 2000.

The changes in segment operating income (before non-recurring items) for 2000 as compared to 1999 were primarily attributable to increased energy costs. Segment operating income for 2000 excludes a non-recurring non-cash impairment charge associated with product line exit of $5.6 million and labor settlement charges of $2.3 million. Segment operating income for 1999 included equity in earnings of $2.5 million from the Company's 50% interest in AKW L.P., which was sold in
April 1999.

Commodities Marketing. Commodities marketing includes the results of KACC's aluminum hedging activities. Its hedging activities include: (1) metal hedging on behalf of the Bauxite and alumina and Primary aluminum business segments with third-party brokers (other than mark-to-market charges on certain non-qualifying hedges which are reflected in Other income (expense) - see Notes 1 and 13 of
Notes to Consolidated Financial Statements) and (2) internal hedging with
Flat-rolled products and Engineered products business segments so as to eliminate the commodity price risk on the underlying aluminum whenever these segments enter into a fixed price contract with a third-party customer.

Net sales for this segment represent net settlements with third-party brokers for derivative positions. Operating income represents the combined effect of such net settlements, any net premium costs associated with the purchase or sale of options, as well as net results of internal hedging activities with KACC's fabricated products segments. The decrease in net sales as well as a decrease in operating income in 2000 as compared to 1999 results from the 2000 hedging positions having lower ceilings than the positions in 1999. This is primarily the result of the timing of when the hedging position activities were completed.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses (excluding non-recurring items) represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating results for
2000 exclude costs related to staff reduction and efficiency initiatives of $5.5 million. Corporate operating results for 1999 exclude the expense of insurance deductibles related to the Gramercy incident allocated to the Corporate segment of $1.0 million.

1999 AS COMPARED TO 1998

Bauxite and Alumina. Third party net sales were down 11% in 1999 as compared to
1998 as a result of a 4% decline in third party average realized prices and a 7%
decrease in third party alumina shipments. The decline in the average realized prices in 1999 as compared to 1998 was primarily attributable to lower realizations under KACC's primary aluminum linked alumina sales contracts caused by lower primary aluminum market prices. The decrease in year-over- year shipments was primarily the net effect of the Gramercy incident after considering the 264,000 tons of alumina purchased by KACC from third parties to fulfill third party sales contract.

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

Segment operating income (before non-recurring items) for 1999 was down as compared to 1998 primarily as a result of the price and volume factors discussed above. Segment operating income for 1999 was favorably impacted by the fact that depreciation on the Gramercy facility was suspended in July 1999.

Segment operating income for 1999, discussed above, excludes the segment's allocated share of the expense of insurance deductibles related to the Gramercy incident of $4.0 million. Segment operating income for 1998 excludes the adverse impact of approximately $11.0 million of incremental strike-related costs.

Primary Aluminum. Third party net sales of primary aluminum were up 11% as compared to 1998 as a result of a 12% increase in third party shipments offset by a 1% decrease in the average realized third party sales prices. The increase in shipments was primarily due to the favorable impact of Valco operating three potlines in 1999 as compared to one potline in 1998.

Intersegment net sales for 1999 were up 3% as compared to 1998. Intersegment shipments increased 5% due to the timing of shipments to the Company's fabricated business units while intersegment average realized prices were down
2%.

Segment operating income (before non-recurring items) for 1999 was down compared to 1998. The most significant component of this decline was the reduction in the average realized prices discussed above. Results for 1999 were also adversely impacted by costs of approximately $12.8 million associated with preparing and restarting potlines at Valco and the Washington smelters. The favorable impact of Valco operating at a higher rate in 1999 (as compared to 1998) was substantially offset by the fact that Valco earned mitigating compensation of approximately $29.0 million in 1998 for two of its curtailed potlines.

Segment operating income for 1998, discussed above, excludes the adverse impact of approximately $29.0 of incremental strike-related costs.

Flat-Rolled Products. Net sales of flat-rolled products for 1999 declined by 19%
compared to 1998 as a result of a 13% decline in average realized prices and an
8% decline in product shipments. The decline in average realized prices resulted primarily from a shift in product mix (from aerospace products, which have a higher price and operating margin, to other products) and a reduction in prices resulting from reduced demand for heat treat products. The reduction in shipments was primarily due to reduced demand in 1999 for aerospace heat-treat products offset, in small part, by increased shipments of general engineered products.

The decline in 1999 prices and shipments as compared to 1998 was responsible for the decline in segment operating income for 1999. Segment operating income for
1998 excluded the adverse impact of approximately $16.0 million of incremental strike-related costs.

Engineered Products. Net sales of engineered products for 1999 decreased 7%
compared to 1998 primarily due to an 8% decline in average realized prices.
Product shipments were essentially flat. The decline in the average sales realized prices in 1999 was attributable to a change in product mix (higher ground transportation products offset by lower aerospace shipments). While there was a strong increase in 1999 in the demand for ground transportation products it was offset by a reduced demand for aerospace products.

Segment operating income for 1999 decreased compared to 1998 as a result of the factors discussed above as well as the reduced equity in earnings from AKW
(which partnership interests were sold in April 1999). Segment operating income for 1998 excluded the adverse impact of approximately $4.0 million of incremental strike-related costs.

Commodities Marketing. Net sales for this segment represent net settlements with third-party brokers for derivative positions. Operating income represents the combined effect of such net settlements, any net premium costs associated with the purchase or sale of options, as well as net results of internal hedging activities with KACC's fabricated products segments. The decrease in net sales as well as a decrease in operating income in 1999 as compared to 1998 results primarily from the 1999 hedging positions having lower floors than the positions in 1998. This is primarily the result of the timing of when the hedging position activities were completed.

Eliminations. Eliminations of intersegment profits vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses (before non-recurring items)
represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses for 1999 were lower than 1998 primarily due to reduced incentive compensation expense resulting from the decline in operating results. Corporate operating results for
1999 exclude the expense of insurance deductibles related to the Gramercy incident allocated to the Corporate segment of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

See Note 8 of Notes to Consolidated Financial Statements for a listing of the
Company's indebtedness and information concerning certain restrictive debt covenants. See Note 12 of Notes to Consolidated Financial Statements for a
discussion of the material commitments and contingencies affecting the Company's liquidity and capital resources.

Operating Activities. In 2000, operating activities provided $84.6 million of cash. This amount compares with 1999 when operating activities used cash of
$89.3 million and 1998 when operating activities provided cash of $170.7 million. The increase in cash flows from operating activities between 2000 and
1999 resulted primarily from the impact of the improved 2000 operating results, driven primarily by the net proceeds received from power sales of approximately
$119.8 million, and a decline in inventories of approximately $125.8 million, offset in part by an increase in receivables of approximately $168.8 million.
The decrease in inventories was primarily due to improved inventory management and the exit from the can body product line at the Flat-rolled products business unit. The increase in receivables was primarily due to power sale proceeds that were received in the first quarter of 2001 and Gramercy-related items. The decrease in cash flows from operating activities between 1999 and 1998 was due primarily to the impact of 1999 results, excluding non-cash charges, and an increased investment in working capital (excluding cash).

Investing Activities. Total consolidated capital expenditures were $296.5, $68.4 and $77.6 million in 2000, 1999 and 1998, respectively (of which $5.4, $4.8 and
$7.2 million were funded by the minority partners in certain foreign joint ventures). The $296.5 million capital expenditures in 2000 included $239.1 million spent with respect to rebuilding the Gramercy facility and $13.3 million spent with respect to the purchase of the non-working capital assets of the
Chandler, Arizona drawn tube aluminum fabricating operation. The remaining capital expenditures in 2000 and the capital expenditures in 1999 and 1998 were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total consolidated capital expenditures, excluding the expenditures in 2001 to finish rebuilding the Gramercy, Louisiana facility, are currently expected to be between $60.0 and $80.0 million per year in each of 2001 and 2002 (of which approximately 15% is expected to be funded by the Company's minority partners in certain foreign joint ventures). See " -
Financing Activities and Liquidity" below for a discussion of Gramercy related capital spending. Management continues to evaluate numerous projects, all of which would require substantial capital, both in the United States and overseas.
The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, KACC's ability to assure future cash flows through hedging or other means, the
Company's financial position and other factors.

Financing Activities and Liquidity: Short-Term. KACC uses its credit agreement, as amended (the "Credit Agreement") to provide short-term liquidity requirements and for letters of credit to support operations. During 2000, month-end borrowing amounts outstanding under the Credit Agreement have been as high as approximately $53.4 million, which occurred in August 2000, primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the Credit Agreement during 2000 was approximately $25.6 million. The average interest rate on loans outstanding under the Credit Agreement during
2000, was approximately 10.3% per annum. Outstanding letters of credit monthly balances have primarily been in the range of $55.0 to $65.0 million. As of
February 28, 2001, there were $94.0 million of borrowings outstanding under the
Credit Agreement and remaining availability of approximately $120.0 million.
However, proceeds of approximately $130.0 million related to 2001 power sales are expected to be received at or near March 30, 2001, and an additional $130.0 million of power proceeds will be received periodically through October 2001 with respect to other power sales made during the first quarter of 2001.

The Credit Agreement expires in August 2001. It is the Company's and KACC's intention to extend or replace the Credit Agreement prior to its expiration.
However, in order for the Credit Agreement to be extended, on a short-term basis, beyond August 2001, KACC will have to have a plan to mitigate the $225.0 million of 97/8% Senior Notes, due February 2002 (the "97/8% Senior Notes"). For
the Credit Agreement to be extended past February 2003, both the 97/8% Senior
Notes and the $400.0 million of 12 3/4% Senior Subordinated Notes, due February
2003, will have to be retired and/or refinanced. As of February 28, 2001, KACC had received approval from the Credit Agreement lenders to purchase up to $50.0 million of the 97/8% Senior Notes. As of February 28, 2001, KACC had purchased approximately $1.0 million of 97/8% Senior Notes.

In addition to being impacted by power sales and normal operating variables, the
Company's and KACC's near-term liquidity will also, as more fully discussed below, be affected by, among other things, three significant items: the Gramercy incident, the amount of net payments for asbestos liabilities and possible proceeds from asset dispositions.

KACC will continue to incur business interruption costs and capital spending until all construction activity at the Gramercy facility is completed and full production is restored. As more fully discussed in Note 2 of Notes to
Consolidated Financial Statements, unless KACC is successful in its arbitration process against its insurers, it will have to fund all of the remaining
Gramercy-related capital expenditures as well as any incremental costs or losses incurred at Gramercy. It is believed that such amounts will total between $100.0 and $150.0 million depending on, among other things, the ultimate cost of the rebuild, the elapsed time of the rebuild and the amount of start-up costs/inefficiencies. The Company now believes that the total cost of the rebuild will be between $300.0 and $325.0 million. As previously announced, however, the plant will include several additional enhancements from its original design including the installation of additional safety features in the digestion unit and enhancements to increase the annual production capacity of the plant from 1,125,000 tons to 1,250,000 tons on an extremely favorable cost-per-ton basis.

During 2000, KACC paid $99.5 million of asbestos-related settlement and defense costs and received insurance reimbursement of $62.8 million for asbestos-related matters. KACC's 2001 and 2002 cash payments, prior to insurance recoveries, for asbestos-related costs are estimated to be between $110.0 million and $135.0 million per year. The Company believes that KACC will recover a substantial portion of asbestos payments from insurance. However, insurance reimbursements have historically lagged KACC's payments. Delays in receiving future insurance repayments would have an adverse impact on KACC's liquidity. During 2000, KACC filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to: (1) ensure that the insurers provide KACC with timely and appropriate reimbursement payments for asbestos-related settlements and related legal costs incurred; and (2) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at December
31, 2000, the receipt of timely and appropriate reimbursements from such insurers is critical to KACC's liquidity. The court is not expected to try the case until late 2001 or 2002. KACC is continuing to receive cash payments from the insurers.

KACC is considering the possible sale of part or all of its interests in certain operating assets. The contemplated transactions are in various stages of development. KACC expects that at least one operating asset will be sold. KACC has multiple transactions under way. It is unlikely, however, that it will consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing or terms of such sales. The Company would expect to use the proceeds from any such sales for debt reduction, capital spending or a combination thereof.

Management believes that the Company's existing cash resources, together with cash flows from operations, power sales and anticipated asset dispositions, as well as borrowings under the Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. However, no assurance can be given that existing cash sources will be sufficient to meet the Company's short-term liquidity requirements or that additional sources of cash will not be required.

Long-Term. As of December 31, 2000, the Company's total consolidated indebtedness was $989.4 million, including $30.4 million outstanding under the
Credit Agreement, which amount is included in current liabilities. KACC's ability to make payments on and to refinance its debt on a long-term basis depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond KACC's control. With respect to long-term liquidity, management believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet KACC's and the Company's working capital, financing and capital expenditure requirements. However, no assurance can be given that KACC will be able to refinance its debt on acceptable terms.

Capital Structure. MAXXAM Inc. ("MAXXAM") and one of its wholly owned subsidiaries collectively own approximately 63% of the Company's Common Stock, with the remaining approximately 37% of the Company's Common Stock being publicly held. Certain of the shares of the Company's Common Stock beneficially owned by MAXXAM are subject to certain pledge agreements. See Note 11 of Notes to Consolidated Financial Statements for a further description of the pledge agreements.

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

Commitments and Contingencies. The Company and KACC are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals of $46.1 million at December 31, 2000.
However, the Company believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $35.0 million.

KACC is also a defendant in a number of asbestos-related lawsuits that generally relate to products KACC has not sold for more than 20 years. Based on past experience and reasonably anticipated future activity, the Company has established a $492.4 million accrual at December 31, 2000, for estimated asbestos-related costs for claims filed and estimated to be filed through 2010, before consideration of insurance recoveries. However, the Company believes that substantial recoveries from insurance carriers are probable. The Company reached this conclusion based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of outside counsel with respect to applicable insurance coverage law relating to the terms and conditions of these policies. Accordingly, the Company has recorded an estimated aggregate insurance recovery of $406.3 million (determined on the same basis as the asbestos-related cost accrual) at December 31, 2000. Although the
Company has settled asbestos- related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies that may arise.

In connection with the USWA strike and subsequent lock-out by KACC which was settled in September 2000, certain allegations of unfair labor practices
("ULPs") have been filed with the National Labor Relations Board ("NLRB")by the
USWA. KACC believes that all such allegations are without merit. Twenty-two of twenty-four allegations of ULPs previously brought against it by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations commenced in November 2000 and is continuing. The Company is unable to estimate when the trial will be completed. Any outcome from the trial would be subject to additional appeals by the general counsel of the NLRB, the USWA or
KACC. This process could take months or years. If these proceedings eventually resulted in a final ruling against KACC with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant.

While uncertainties are inherent in the final outcome of these matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that ultimately may be received, management currently believes that the resolution of these uncertainties and the incurrence of related costs, net of any related insurance recoveries, should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, amounts paid, if any, in satisfaction of these matters could be significant to the results of the period in which they are recorded. See Note
12 of Notes to Consolidated Financial Statements for a more detailed discussion of these contingencies and the factors affecting management's beliefs.

OTHER MATTERS

Income Tax Matters. The Company's net deferred income tax assets as of December
31, 2000, were $464.2 million, net of valuation allowances of $122.3 million.
The Company believes a long-term view of profitability is appropriate and has concluded that these net deferred income tax assets will more likely than not be realized. See Note 9 of Notes to Consolidated Financial Statements for a
discussion of these and other income tax matters.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section contains forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in these forward-looking statements. The following disclosures are before consideration of any impacts resulting from the application of Statement of
Financial Accounting Standards ("SFAS") No. 133 beginning January 1, 2001. See
Note 1 of Notes to Consolidated Financial Statements for a discussion of the impacts of SFAS No. 133.

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 1 and 13 of Notes to Consolidated Financial Statements, KACC
utilizes hedging transactions to lock- in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate KACC's exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to KACC's hedging positions with respect to commodity, foreign exchange and energy contracts described more fully in Note 13 of Notes to Consolidated
Financial Statements.

Alumina and Primary Aluminum. Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing the Company to commodity price opportunities and risks. KACC's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variations in production and shipment levels, and timing issues related to price changes, the Company estimates that each $.01 increase
(decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately
$10.0 - $15.0 million, based on recent fluctuations in operating levels.

Based on the average December 2000 London Metal Exchange ("LME") cash price for primary aluminum of approximately $.71 per pound, the Company estimates that there would be no material net aggregate pre-tax impact on operating income from its hedging positions and fixed price customer contracts during the period 2001 through 2003. The Company estimates that a hypothetical $.10 increase from the above stated December 2000 price would result in a net aggregate pre-tax decrease in operating income of approximately $75.0 million being realized during the period 2001 through 2003 from KACC's hedging positions and fixed price customer contracts. Conversely, the Company estimates that a hypothetical
$.10 decrease from the above stated December 2000 price level would result in an aggregate pre-tax increase in operating income of approximately $130.0 million being realized during the period 2001 through 2003 from KACC's hedging positions and fixed price customer contracts. Both of the foregoing hypothetical amounts are versus what the Company's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, increases or decreases in earnings attributable to KACC's hedging positions or fixed price customer contracts are significantly offset by a decrease or increase in the proceeds to be realized on the underlying physical transactions.

As stated in Note 13 of Notes to the Consolidated Financial Statements, KACC has
certain hedging positions which do not qualify for treatment as a "hedge" under current accounting guidelines and thus must be marked-to-market each period.
Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions. The Company estimates that a hypothetical $.10 change in spot market prices from the
December 31, 2000, LME cash price of $.71 per pound would, depending on the shape of the forward curve, result in additional aggregate mark-to-market impacts of between $10.0-$30.0 million during any period through 2003.

In addition to having an impact on the Company's earnings, a hypothetical
$.10-per-pound change in primary aluminum prices would also impact the Company's cash flows and liquidity through changes in possible margin advance requirements. At December 31, 2000, KACC had made margin advances of $5.1 million and had posted letters of credit totaling $5.0 million in lieu of paying margin advances. Increases in primary aluminum prices subsequent to December 31,
2000, could result in KACC having to make additional margin advances or post additional letters of credit and such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the year-end 2000 price) by
March 31, 2001 and the forward curve were as described above, it is estimated that KACC could be required to make additional margin advances in the range of
$50.0 to $100.0 million.

Foreign Currency. KACC enters into forward exchange contracts to hedge material cash commitments for foreign currencies. KACC's primary foreign exchange exposure is related to KACC's Australian Dollar (A$) commitments in respect of activities associated with its 28.3%-owned affiliate, Queensland Alumina
Limited. The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $2 million (decrease) increase in the Company's annual pre-tax operating income.

KACC's foreign currency hedges would have no net aggregate pre-tax impact on the
Company's operating results for the period 2001 through 2005 at the December 31,
2000 US$ to A$ exchange rate of $.55. The Company estimates that a hypothetical
10% reduction in the A$ exchange rate would result in the Company recognizing a net aggregate pre-tax cost of approximately $10.0 million for the period 2001 through 2005 from KACC's foreign currency hedging positions. Conversely, the
Company estimates that a hypothetical 10% increase in the A$ exchange rate (from
$.55) would result in the Company realizing a net pre-tax aggregate benefit of approximately $20.0 million. These hypothetical impacts are versus what the
Company's results would have been without the Company's derivative foreign currency contracts. It should be noted, however, that, since the hedging positions lock-in specified rates, increases or decreases in earnings attributable to currency hedging instruments would be offset by a corresponding decrease or increase in the value of the hedged commitments.

Energy. KACC is exposed to energy price risk from fluctuating prices for fuel oil, diesel oil and natural gas consumed in the production process. The Company estimates that each $1.00 change in natural gas prices (per mcf) impacts the
Company's pre-tax operating results by approximately $20.0 million. Further, the
Company estimates that each $1.00 change in fuel oil prices (per barrel) impacts the Company's pre-tax operating results by approximately $3.0 million.

KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of December 31, 2000, KACC held option and swap contracts hedging a substantial majority of its first quarter 2001 natural gas requirements. The Company expects to realize a pre- tax benefit of approximately
$10.0 million in the first quarter of 2001 associated with these hedging positions. However, it should be noted that these benefits will be offset by the higher than normal gas prices on the physical gas deliveries received during the first quarter of 2001.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Report of Independent Public Accountants

   Consolidated Balance Sheets

   Statements of Consolidated Income (Loss)

   Statements of Consolidated Stockholders' Equity and Comprehensive Income (Loss)

   Statements of Consolidated Cash Flows

   Notes to Consolidated Financial Statements

   Quarterly Financial Data (Unaudited)

   Five-Year Financial Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

To the Stockholders and the Board of Directors of Kaiser Aluminum Corporation:

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum
Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated income (loss), stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 2001

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                        December 31,
                                                                                 -------------------------
(In millions of dollars, except share amounts)                                        2000         1999
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $     23.4    $     21.2
   Receivables:
     Trade, less allowance for doubtful receivables of $5.8 and $5.9                  188.7         154.1
     Other                                                                            241.1         106.9
   Inventories                                                                        396.2         546.1
   Prepaid expenses and other current assets                                          162.7         145.6
                                                                                 -----------   -----------
     Total current assets                                                           1,012.1         973.9

Investments in and advances to unconsolidated affiliates                               77.8          96.9
Property, plant, and equipment - net                                                1,176.1       1,053.7
Deferred income taxes                                                                 454.2         440.0
Other assets                                                                          622.9         634.3
                                                                                 -----------   -----------
     Total                                                                       $  3,343.1    $  3,198.8
                                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $    236.8    $    231.7
   Accrued interest                                                                    37.5          37.7
   Accrued salaries, wages, and related expenses                                      110.3          62.1
   Accrued postretirement medical benefit obligation - current portion                 58.0          51.5
   Other accrued liabilities                                                          288.9         168.8
   Payable to affiliates                                                               78.3          85.8
   Long-term debt - current portion                                                    31.6            .3
                                                                                 -----------   -----------

     Total current liabilities                                                        841.4         637.9

Long-term liabilities                                                                 703.7         727.1
Accrued postretirement medical benefit obligation                                     656.9         678.3
Long-term debt                                                                        957.8         972.5
Minority interests                                                                    101.1         117.7
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.01, authorized 125,000,000 shares; issued
     and outstanding 79,599,557 and 79,405,333 shares                                    .8            .8
   Additional capital                                                                 537.5         536.8
   Accumulated deficit                                                               (454.3)       (471.1)
   Accumulated other comprehensive income (loss)                                       (1.8)         (1.2)
                                                                                 -----------   -----------
     Total stockholders' equity                                                        82.2          65.3
                                                                                 -----------   -----------
     Total                                                                       $  3,343.1    $  3,198.8
                                                                                 ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                               Year Ended December 31,
                                                                       ---------------------------------------
(In millions of dollars, except share amounts)                              2000          1999          1998
--------------------------------------------------------------------------------------------------------------
Net sales                                                              $  2,169.8    $  2,083.6    $  2,302.4
                                                                       -----------   -----------   -----------
Costs and expenses:
   Cost of products sold                                                  1,891.4       1,893.5       1,892.2
   Depreciation and amortization                                             76.9          89.5          99.1
   Selling, administrative, research and development, and general           104.1         105.4         115.5
   Labor settlement charge                                                   38.5           -             -
   Other non-recurring operating items, net                                 (80.4)         24.1         105.0
                                                                       -----------   -----------   -----------
     Total costs and expenses                                             2,030.5       2,112.5       2,211.8
                                                                       -----------   -----------   -----------

Operating income (loss)                                                     139.3         (28.9)         90.6

Other income (expense):
   Interest expense                                                        (109.6)       (110.1)       (110.0)
   Gain on involuntary conversion at Gramercy facility                      -              85.0           -
   Other - net                                                               (4.3)        (35.9)          3.5
                                                                       -----------   -----------   -----------

Income (loss) before income taxes and minority interests                     25.4         (89.9)        (15.9)

(Provision) benefit for income taxes                                        (11.6)         32.7         16.4

Minority interests                                                            3.0           3.1            .1
                                                                       -----------   -----------   -----------

Net income (loss)                                                      $     16.8    $    (54.1)   $       .6
                                                                       ===========   ===========   ===========
Earnings (loss) per share:
   Basic/Diluted                                                       $      .21    $     (.68)   $      .01
                                                                       ===========   ===========   ===========
Weighted average shares outstanding (000):
   Basic                                                                   79,520        79,336        79,115
                                                                       ===========   ===========   ===========

   Diluted                                                                 79,523        79,336        79,156
                                                                       ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

(In millions of dollars)
--------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                                          Other
                                                    Common       Additional     Accumulated       Comprehensive
                                                     Stock          Capital         Deficit       Income (Loss)       Total
                                            --------------  ---------------  --------------   ----------------- -----------
BALANCE, DECEMBER 31, 1997                  $          .8   $        533.8   $      (417.6)   $         -       $    117.0
   Net income/Comprehensive income                   -               -                  .6              -               .6
   Stock options exercised                           -                  .1            -                 -               .1
   Incentive plan accretion                          -                 1.5            -                 -              1.5
                                            --------------  ---------------  --------------   ----------------- -----------

BALANCE, DECEMBER 31, 1998                             .8            535.4          (417.0)             -            119.2

   Net income (loss)                                 -               -               (54.1)             -            (54.1)
   Minimum pension liability
     adjustment, net of tax                          -               -                -                   (1.2)       (1.2)
                                                                                                                -----------

     Comprehensive income (loss)                     -               -                -                 -            (55.3)
   Stock options exercised                           -                  .1            -                 -               .1
   Incentive plan accretion                          -                 1.3            -                 -              1.3
                                            --------------  ---------------  --------------   ----------------- -----------

BALANCE, DECEMBER 31, 1999                             .8            536.8          (471.1)               (1.2)       65.3

   Net income                                        -               -                16.8              -             16.8
   Minimum pension liability
     adjustment, net of tax                          -               -                -                    (.6)        (.6)
                                                                                                                -----------
     Comprehensive income                            -               -                -                 -             16.2
   Incentive plan accretion                          -                  .7            -                 -               .7
                                            --------------  ---------------  --------------   ----------------- -----------

BALANCE, DECEMBER 31, 2000                  $          .8   $        537.5   $      (454.3)   $           (1.8) $     82.2
                                            ==============  ===============  ==============   ================= ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              Year Ended December 31,
                                                                                        -----------------------------------
(In millions of dollars)                                                                    2000        1999         1998
                                                                                        ----------   ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                                    $    16.8    $  (54.1)   $      .6
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
       Depreciation and amortization (including deferred financing costs of $4.4,
         $4.3 and $3.9)                                                                      81.3        93.8        103.0
       Non-cash impairment charges (Notes 1 and 6)                                           63.3        19.1         45.0
       Gain on involuntary conversion at Gramercy facility                                   -          (85.0)         -
       Gains - real estate related (2000); sale of interests in AKW L.P. (1999)             (39.0)      (50.5)         -
       Non-cash benefit for income taxes                                                      -           -           (8.3)
       Equity in loss (income) of unconsolidated affiliates, net of distributions            13.1        (4.9)          .1
       Minority interests                                                                    (3.0)       (3.1)         (.1)
       (Increase) decrease in trade and other receivables                                  (168.8)       21.7         61.5
       Decrease (increase) in inventories                                                   125.8        (2.6)        24.8
       Decrease (increase) in prepaid expenses and other current assets                      20.8       (66.9)        30.1
       (Decrease) increase in accounts payable (associated with operating activities) and
         accrued interest                                                                   (29.7)       58.8         (3.2)
       Increase (decrease) in payable to affiliates and other accrued liabilities            68.9        19.6        (45.3)
       Decrease in accrued and deferred income taxes                                        (10.2)      (55.2)       (26.2)
       Net (used) provided by long-term assets and liabilities                              (69.4)       15.7        (23.9)
       Other                                                                                 14.7         4.3         12.6
                                                                                        ----------   ---------   ----------

         Net cash provided (used) by operating activities                                    84.6       (89.3)       170.7
                                                                                        ----------   ---------   ----------
Cash flows from investing activities:
   Capital expenditures, net of accounts payable of $34.6 in 2000                          (261.9)      (68.4)       (77.6)
   Gramercy-related property damage insurance recoveries                                    100.0          -            -
   Net proceeds from disposition of property and investments                                 66.9        74.8          6.7
   Other                                                                                       .2        (3.3)        (3.5)
                                                                                        ----------   ---------   ----------

         Net cash (used) provided by investing activities                                   (94.8)        3.1        (74.4)
                                                                                        ----------   ---------   ----------

Cash flows from financing activities:
   Borrowings under credit agreement, net                                                    20.0        10.4           -
   Repayments of long-term debt                                                              (4.4)        (.6)        (8.9)
   Redemption of minority interests' preference stocks                                       (2.8)       (1.6)        (8.7)
   Incurrence of financing costs                                                              (.4)         -           (.6)
   Capital stock issued                                                                      -             .1           .1
   Decrease in restricted cash, net                                                          -             .8          4.3
                                                                                        ----------   ---------   ----------

         Net cash provided (used) by financing activities                                    12.4         9.1        (13.8)
                                                                                        ----------   ---------   ----------

Net increase (decrease) in Cash and cash equivalents during the year                          2.2       (77.1)        82.5
Cash and cash equivalents at beginning of year                                               21.2        98.3         15.8
                                                                                        ----------   ---------   ----------

Cash and cash equivalents at end of year                                                $    23.4    $   21.2    $    98.3
                                                                                        ==========   =========   ==========

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $6.5, $3.4 and $3.0                    $   105.3    $  105.4    $   106.3
   Income taxes paid                                                                         19.6        24.1         16.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the statements of Kaiser Aluminum Corporation ("Kaiser" or the "Company") and its
majority owned subsidiaries. The Company is a subsidiary of MAXXAM Inc.
("MAXXAM") and conducts its operations through its wholly-owned subsidiary,
Kaiser Aluminum & Chemical Corporation ("KACC"). KACC operates in all principal aspects of the aluminum industry-the mining of bauxite (the major aluminum bearing ore), the refining of bauxite into alumina (the intermediate material), the production of primary aluminum, and the manufacture of fabricated and semi-fabricated aluminum products. Kaiser's production levels of alumina, before consideration of the Gramercy incident (see Note 2), and primary aluminum exceed its internal processing needs, which allows it to be a major seller of alumina and primary aluminum to domestic and international third parties (see
Note 14).

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

Net sales and cost of products sold for 1999 and 1998 have been restated to conform to a new accounting principle that requires freight charges ($39.3 in
1999 and $46.0 in 1998) to be included in cost of products sold.

Liquidity/Cash Resources. KACC has significant near-term debt maturities. KACC's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, the Company's and KACC"s near-term liquidity and cash flows will also be affected by the Gramercy incident, net payments for asbestos-related liabilities and possible proceeds from asset dispositions. For discussions of these matters, see Notes 2, 7, 8 and 12.

Recognition of Sales. Sales are recognized when title, ownership and risk of loss pass to the buyer. No changes were required to the Company's revenue recognition policy as a result of Staff Accounting Bulletin 101, "Revenue
Recognition in Financial Statements", which become effective during 2000.

Earnings per Share. Basic earnings per share is computed by dividing the weighted average number of common shares outstanding during the period, including the weighted average impact of the shares of common stock issued during the year from the date(s) of issuance.

Diluted earnings per share for the years ended December 31, 2000 and 1998 include the dilutive effect of outstanding stock options (3,000 shares and
41,000 shares, respectively). The impact of outstanding stock options was excluded from the computation of diluted loss per share for the year ended
December 31, 1999, as its effect would have been antidilutive.

Cash and Cash Equivalents. The Company considers only those short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories. Substantially all product inventories are stated at last-in, first-out ("LIFO") cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventories at December 31, 2000, have been reduced by
LIFO inventory charges totaling $24.1 ($.6 in cost of products sold and $23.5 in non-recurring operating items, net). The non-recurring LIFO charges result primarily from the Washington smelters' curtailment ($4.5), the exit from the can body stock product line ($11.1) and the delayed restart of the Gramercy facility ($7.0). Other inventories, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market.
Inventory costs consist of material, labor, and manufacturing overhead, including depreciation. Inventories consist of the following:

                                                                           December 31,
                                                                    --------------------------
                                                                          2000           1999
----------------------------------------------------------------------------------------------
Finished fabricated products                                        $      54.6     $    118.5
Primary aluminum and work in process                                      126.9          189.4
Bauxite and alumina                                                        88.6          124.1
Operating supplies and repair and maintenance parts                       126.1          114.1
                                                                    -----------     ----------
                                                                    $     396.2     $    546.1
                                                                    ===========     ==========

Depreciation. Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of assets.
The principal estimated useful lives of land improvements, buildings, and machinery and equipment are 8 to 25 years, 15 to 45 years, and 10 to 22 years, respectively.

Stock-Based Compensation. The Company applies the intrinsic value method to account for a stock-based compensation plan whereby compensation cost is recognized only to the extent that the quoted market price of the stock at the measurement date exceeds the amount an employee must pay to acquire the stock.
No compensation cost has been recognized for this plan as the exercise price of the stock options granted in 2000, 1999 and 1998 were at or above the market price. The pro forma after-tax effect of the estimated fair value of the grants would be to reduce net income in 2000 by $2.2, increase the net loss in 1999 by
$1.8 and reduce net income in 1998 by $1.5. The fair value of the 2000, 1999 and
1998 stock option grants were estimated using a Black-Scholes option pricing model.

Other Income (Expense). Amounts included in other income (expense) in 2000, 1999 and 1998, other than interest expense and gain on involuntary conversion at the
Gramercy facility, included the following pre-tax gains (losses):

                                                                                          Year Ended December 31,
                                                                                -------------------------------------
                                                                                    2000          1999        1998
---------------------------------------------------------------------------------------------------------------------
Asbestos-related charges (Note 12)                                              $    (43.0)  $    (53.2)  $    (12.7)
Gain on sale of Pleasanton complex (Note 4)                                           22.0          -           -
Lease obligation adjustment (Note 12)                                                 17.0          -           -
Mark-to-market gains (losses) (Note 13)                                               11.0        (32.8)        -
Gain on sale of interests in AKW L.P. (Note 3)                                        -            50.5         -
Environmental cost insurance recoveries (Note 12)                                     -             -           12.0
All other, net                                                                       (11.3)         (.4)         4.2
                                                                                -----------  -----------  -----------
                                                                                $     (4.3)  $    (35.9)  $      3.5
                                                                                ===========  ===========  ===========

Deferred Financing Costs. Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense.

Foreign Currency. The Company uses the United States dollar as the functional currency for its foreign operations.

Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate KACC's exposure to changes in prices for certain of the products which KACC sells and consumes and, to a lesser extent, to mitigate KACC's exposure to changes in foreign currency exchange rates. KACC does not utilize derivative financial instruments for trading or other speculative purposes. KACC's derivative activities are initiated within guidelines established by management and approved by KACC's and the Company's boards of directors. Hedging transactions are executed centrally on behalf of all of KACC's business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

Most of KACC's hedging activities involve the use of option contracts (which establish a maximum and/or minimum amount to be paid or received) and forward sales contracts (which effectively fix or lock-in the amount KACC will pay or receive). Option contracts typically require the payment of an up-front premium in return for the right to lock-in a minimum or maximum price. Forward sales contracts do not require an up-front payment and are settled by the receipt or payment of the amount by which the price at the settlement date varies from the contract price. Consistent with accounting guidelines in place through December
31, 2000, any interim fluctuations in option prices prior to the settlement date were deferred until the settlement date of the underlying hedged transaction, at which time they were reflected in net sales or cost of products sold (as applicable) together with the related premium cost. No accounting recognition was accorded to interim fluctuations in prices of forward sales contracts. Hedge
(deferral) accounting would have been terminated (resulting in the applicable derivative positions being marked-to-market) if the level of underlying physical transactions ever fell below the net exposure hedged. This did not occur in
1998, 1999 or 2000. Deferred gains or losses as of December 31, 2000, were included in Prepaid expenses and other current assets and Other accrued liabilities (see Note 13).

Beginning with the quarterly period ending March 31, 2001, the Company will begin reporting derivative activities consistent with Statement of Financial
Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and
Hedging Activities. SFAS No. 133, which has been adopted as of January 1, 2001, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value.
Under SFAS No. 133, the Company will be required to "mark-to-market" all of its hedging positions at each period-end. This contrasts with guidance under pre-2001 accounting principles which generally only required certain
"non-qualifying" hedging positions to be marked-to-market. Changes in the market value of the Company's open hedging positions resulting from the mark-to-market process will represent unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. Under SFAS No. 133, these changes will be reflected as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the nature of the hedging instrument used. To the extent that changes in market value of the
Company's hedging positions are initially recorded in other comprehensive income, such changes will reverse out of other comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in net income when the subsequent physical transactions occur. As of December 31, 2000, the amount of the Company's other comprehensive income adjustments were not significant so there was not a significant difference between net income and comprehensive income. However, differences between comprehensive income and net income may become significant in future periods as a result of SFAS No. 133. In general,
SFAS No. 133 will result in material fluctuations in comprehensive income, net income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged.
This result is contrary to the intent of the Company's hedging program, which is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility.

SFAS No. 133 requires that as of the date of the initial adoption, the difference between the market value of derivative instruments recorded on the
Company's consolidated balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As previously discussed, this impact will be reflected in the Company's first quarter 2001 financial statements. The adoption of SFAS No. 133 will result in a pre-tax benefit of $21.2 to other comprehensive income and an essentially offsetting pre-tax charge of $18.9 to earnings, such that the net effect of the adoption of SFAS No. 133 on stockholders' equity will be small. See Note 13 for additional discussions regarding the Company's derivatives.

Fair Value of Financial Instruments. The Company estimates the fair value of its outstanding indebtedness to be $798.3 and $970.5 as of December 31, 2000 and
1999, respectively, based on quoted market prices for KACC's 97/8% Senior Notes due 2002 (the "97/8% Notes"), 12 3/4% Senior Subordinated Notes due 2003 (the
"12 3/4% Notes"), and 107/8% Senior Notes due 2006 (the "107/8% Notes"), and the
discounted future cash flows for all other indebtedness, using the current rate for debt of similar maturities and terms. The Company believes that the carrying amount of other financial instruments is a reasonable estimate of their fair value, unless otherwise noted.

2.   INCIDENT AT GRAMERCY FACILITY

In July 1999, KACC's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. In connection with the settlement of the U.S. Mine Safety and Health Administration's ("MSHA")
investigation of the incident, KACC is paying a fine of $.5 but denied the alleged violations. As a result of the incident, alumina production at the facility was completely curtailed. Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of December 2000. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001. At February 28,
2001, the plant was operating at 70% of capacity. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001.

KACC has significant amounts of insurance coverage related to the Gramercy incident. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0, which amounts were charged to Other non-recurring operating items, net in 1999 (Note 6). KACC's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation. The insurance coverage components are discussed below.

Property Damage. KACC's insurance policies provide that KACC will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation.
In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, KACC recorded a pretax gain of $85.0, representing the difference between the minimum expected property damage reimbursement amount of $100.0 and the net carrying value of the damaged property of $15.0. The reimbursement amount was classified as a receivable in
Other assets at December 31, 1999. The full amount of the receivable was collected in 2000. Additional recoveries are possible. See "Timing and Amount of
Additional Insurance Recoveries" below.

Clean-up and Site Preparation. The Gramercy facility incurred incremental costs for clean-up and other activities during 1999 and 2000. These clean-up and site preparation activities have been offset by accruals of approximately $24.0, of which $10.0 were accrued in 2000, for estimated insurance recoveries.

Business Interruption. KACC's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a sister facility in
Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until full production at the Gramercy facility is restored. Through
December 2000, KACC purchased alumina from third parties, in excess of the amounts of alumina available from other KACC-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. The excess cost of such open market purchases was substantially offset by insurance recoveries.
However, the insurers have alleged that certain sublimits within KACC's insurance coverage have been reached, and, accordingly, any additional excess purchase costs incurred in 2001 will be substantially unreimbursed. However, as the facility is approaching 75% of its newly rated production capacity, any such unreimbursed costs will be limited. The insurers have also asserted that no additional business interruption amounts are due after November 30, 2000. After considering all of the foregoing items, KACC recorded expected business interruption insurance recoveries totaling $151.0, of which $110.0 was recorded in the year ended December 31, 2000, as a reduction of Cost of products sold, which amounts substantially offset actual expenses incurred during these periods. Such business interruption insurance amounts represent estimates of
KACC's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change. See
"Timing and Amount of Additional Insurance Recoveries" below.

Depreciation expense for the first six months of 1999 was approximately $6.0.
KACC suspended depreciation at the facility starting in July 1999 since production had been completely curtailed. However, in accordance with an agreement with KACC's insurers, during the second half of 2000, the Company recorded a depreciation charge of $14.3, of which $1.5 was recorded in the fourth quarter, representing the previously unrecorded depreciation related to the undamaged portion of the facility for the period from July 1999 through
November 2000. However, this charge did not have any impact on the Company's operating results as the Company has reflected (as a reduction of depreciation expense) an equal and offsetting insurance receivable (incremental to the amounts discussed in the preceding paragraph) since the insurers have agreed to reimburse the Company this amount. Since production at the facility was partially restored during December 2000, normal depreciation has commenced. Such depreciation will exceed prior historical rates primarily due to the capital costs on the newly constructed assets.

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

Timing and Amount of Additional Insurance Recoveries. Through December 31, 2000,
the Company had recorded $289.3 of estimated insurance recoveries related to the property damage, clean-up and site preparation and business interruption aspects of the Gramercy incident and had collected $252.6 of such amounts. Through
February 2001, an additional $10.0 had been received with respect to the estimated recoveries at year-end 2000 and an additional $7.0 is expected in
March 2001. The remaining balance of approximately $20.0 and any additional amounts possibly due to KACC are not expected to be recovered until KACC and the insurers resolve their differences. KACC and the insurers are currently negotiating an arbitration agreement as a means of resolving their differences.
The Company anticipates that the remaining issues will not be resolved until late 2001 or early 2002. KACC and the Company continue to believe that a minimum of approximately $290.0 of insurance recoveries are probable, that additional amounts are owed to KACC by the insurers, and that the likelihood of any refund by KACC of amounts previously received from the insurers is remote. However, no assurances can be given as to the ultimate outcome of this matter or its impact on the Company's and KACC's near-term liquidity and results of operations.

Neither KACC nor the Company intend to record any additional insurance-related recoveries in 2001 unless and until agreed to by the insurers or until the arbitration process is completed. As such, the Company's and KACC's future operating results will be adversely affected until all of the additional costs/lost profits related to the Gramercy plant's start-up and return to full production are eliminated or until any amounts related to 2001 ultimately determined to be due to KACC through negotiation with the insurers or as a part of the arbitration process are received.

Other. During the third quarter of 2000, KACC incurred approximately $11.5 of normal recurring maintenance expenditures for the Gramercy facility (which amounts were reflected in Other non-recurring operating items, net - see Note 6)
that otherwise would have been incurred in the ordinary course of business over the next one to three years. The Company chose to incur these expenditures now to avoid normal operational outages that otherwise would have occurred once the facility resumes production.

3.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Summary of combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (28.3% owned), Anglesey
Aluminium Limited ("Anglesey") (49.0% owned) and Kaiser Jamaica Bauxite Company
(49.0% owned). The equity in income (loss) before income taxes of such operations is treated as a reduction (increase) in Cost of products sold. At
December 31, 2000 and 1999, KACC's net receivables from these affiliates were not material.

KACC was a founding partner (during 2000) in MetalSpectrum, LLC, an independent neutral online site to serve manufacturers, distributors and customers in the specialty metals business. Since KACC's interest in MetalSpectrum is less than
10%, it is being accounted for on the cost basis.

On April 1, 1999, KACC sold its 50% interest in AKW L.P. ("AKW") to its partner for $70.4, which resulted in the Company recognizing a net pre-tax gain of $50.5
(included in Other income (expense) - Note 1). The Company's equity in income of
AKW was $2.5 and $7.8 for the years ended December 31, 1999 and 1998, respectively.

Summary of Combined Financial Position

                                                                                 December 31,
                                                                          --------------------------
                                                                                2000            1999
----------------------------------------------------------------------------------------------------
Current assets                                                            $    350.1      $    370.4
Long-term assets (primarily property, plant, and equipment, net)               327.3           344.1
                                                                          ----------      ----------
     Total assets                                                         $    677.4      $    714.5
                                                                          ==========      ==========
Current liabilities                                                       $    144.1      $    120.4
Long-term liabilities (primarily long-term debt)                               331.4           368.3
Stockholders' equity                                                           201.9           225.8
                                                                          ----------      ----------
     Total liabilities and stockholders' equity                           $    677.4      $    714.5
                                                                          ==========      ==========

Summary of Combined Operations

                                                                                              Year Ended December 31,
                                                                                        -----------------------------------
                                                                                          2000          1999         1998
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                                               $ 602.9       $ 594.9      $ 659.2
Costs and expenses                                                                       (617.1)       (582.9)      (651.7)
Benefit (provision) for income taxes                                                       (4.5)           .8         (2.7)
                                                                                        --------      --------     --------
Net income (loss)                                                                       $ (18.7)      $  12.8      $   4.8
                                                                                        ========      ========     ========
Company's equity in income (loss)                                                       $  (4.8)      $   4.9      $   5.4
                                                                                        ========      ========     ========
Dividends received                                                                      $   8.3       $    -       $   5.5
                                                                                        ========      ========     ========

The Company's equity in income differs from the summary net income (loss) due to varying percentage ownerships in the entities and equity method accounting adjustments. Prior to December 31, 2000, KACC's investment in its unconsolidated affiliates exceeded its equity in their net assets and such excess was being amortized to Depreciation and amortization. At December 31, 2000, the excess investment had been fully amortized. Such amortization was approximately $10.0 for each of the years ended December 31, 2000, 1999 and 1998.

The Company and its affiliates have interrelated operations. KACC provides some of its affiliates with services such as management and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $235.7,
$223.7 and $235.1, in the years ended December 31, 2000, 1999 and 1998, respectively.

4.   PROPERTY, PLANT, AND EQUIPMENT

The major classes of property, plant, and equipment are as follows:

                                                            December 31,
                                                     --------------------------
                                                         2000            1999
-------------------------------------------------------------------------------
Land and improvements                                $   130.7       $   166.1
Buildings                                                197.2           230.0
Machinery and equipment                                1,702.8         1,519.7
Construction in progress                                 130.3            67.7
                                                     ----------      ----------
                                                       2,161.0         1,983.5
Accumulated depreciation                                (984.9)         (929.8)
                                                     ----------      ----------
     Property, plant, and equipment, net             $ 1,176.1       $ 1,053.7
                                                     ==========      ==========

KACC evaluated the recoverability of the approximate $200.0 carrying value of its Washington smelters, as a result of the change in the economic environment of the Pacific Northwest associated with the reduced power availability and higher power costs for KACC's Washington smelters under the terms of the new contract with the Bonneville Power Administration ("BPA") starting in October
2001 (see Note 7). The Company determined that the expected future undiscounted cash flows of the Washington smelters were below their carrying value.
Accordingly, during the fourth quarter of 2000, KACC adjusted the carrying value of its Washington smelting assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately $33.0 (which amount was reflected in Other non-recurring operating items, net - see Note 6). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

During September 2000, KACC sold its Pleasanton, California, office complex because the complex had become surplus to the Company's needs. Net proceeds from the sale were approximately $51.6 and resulted in a net pre-tax gain of $22.0
(included in Other income (expense) - see Note 1).

In May 2000, KACC acquired the assets of a drawn tube aluminum fabricating operation in Chandler, Arizona. Total consideration for the acquisition was
$16.1, consisting of cash payments of $15.1 and assumed current liabilities of
$1.0. The purchase price was allocated to the assets acquired based on their estimated fair values, of which approximately $1.1 was allocated to property, plant and equipment and $2.8 was allocated to receivables, inventory and prepaid expenses. The excess of the purchase price over the fair value of the assets acquired (goodwill) was approximately $12.2 and is being amortized on a straight- line basis over 20 years. Total revenues for the Chandler facility were approximately $13.8 for the year ended December 31, 1999 (unaudited).

During the quarter ended March 31, 2000, KACC, in the ordinary course of business, sold certain non-operating properties for total proceeds of approximately $12.0. The sale did not have a material impact on the Company's operating results for the year ended December 31, 2000.

In February 2000, KACC completed the sale of the Micromill assets and technology for a nominal payment at closing and possible future payments based on subsequent performance and profitability of the Micromill technology. The sale did not have a material impact on the Company's 2000 operating results. As a result of the changes in strategic course in the further development and deployment of KACC's Micromill technology , the carrying value of the Micromill assets was reduced by recording impairment charges of $19.1 and $45.0 in 1999 and 1998, respectively (see Note 6).

5.   LABOR DISPUTE, SETTLEMENT AND RELATED COSTS

As previously reported, prior to the settlement of the labor dispute discussed below, KACC was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 30, 1998, strike by the United
Steelworkers of America ("USWA") and the subsequent "lock-out" by KACC in
January 1999. The labor dispute was settled in September 2000. A significant portion of the issues were settled through direct negotiations between KACC and the USWA and the remaining issues were settled pursuant to an agreed-upon arbitration process. Under the terms of the settlement, USWA members generally returned to the affected plants during October 2000. The new labor contract, which expires in September 2005, provides for a 2.6% average annual increase in the overall wage and benefit packages, results in the reduction of at least 540 hourly jobs at the five facilities (from approximately 2,800 on September 30,
1998), allows KACC greater flexibility in using outside contractors and provides for productivity gains by allowing KACC to utilize the knowledge obtained during the labor dispute without many of the work-rule restrictions that were a part of the previous labor contract. The Company has recorded a one-time pre-tax charge of $38.5 in its results of operations for the year ended December 31, 2000, to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers.
At December 31, 2000, the total remaining liability associated with the labor settlement charge was $16.3. It is anticipated that substantially all remaining costs will be incurred during 2001 or early 2002. See Note 14 for the allocation of the labor settlement charge by business unit.

During the period of the strike and subsequent lock-out, the Company continued
to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities) for the USWA members, which accruals were based on the terms of the previous USWA contract. The difference between the amounts accrued for the returning workers and the amounts agreed to in the settlement with the USWA resulted in an approximate $33.6 increase in KACC's accumulated pension obligation and an approximate $33.4 decrease in KACC's accumulated other postretirement benefit obligations. In accordance with generally accepted accounting principles, these amounts will be amortized to expense over the employees' expected remaining years of service.

On March l, 2001, in connection with the USWA settlement agreement, KACC redeemed all of its Cumulative (1985 Series A) and Cumulative (1985 Series B)
Preference Stock. See Note 11.

6.   NON-RECURRING OPERATING ITEMS, NET (OTHER THAN LABOR SETTLEMENT)

The income (loss) impact associated with non-recurring operating items, net, other than the labor settlement charge, for 2000, 1999 and 1998 was as follows:

                                                                                      Year Ended December 31,
                                                                             ----------------------------------------
                                                    Business Segment                2000          1999         1998
---------------------------------------------------------------------------------------------------------------------
Net gains from power sales (Note 7)              Primary Aluminum            $     159.5   $     -        $    -
Impairment charge - Washington
     smelters  (Note 4)                          Primary Aluminum                  (33.0)        -             -
Gramercy related items:
     Incremental maintenance (Note 2)            Bauxite & Alumina             (11.5)        -             -
     Insurance deductibles, etc. (Note 2)        Bauxite & Alumina            -               (4.0)        -
                                                 Corporate                        -               (1.0)        -
     LIFO inventory charge (Note 1)              Bauxite & Alumina              (7.0)        -             -
Impairment charges associated with
     product line exits                          Flat-Rolled Products              (12.6)        -             -
                                                 Engineered Products                (5.6)        -             -
Restructuring charges                            Bauxite & Alumina               (.8)        -             -
                                                 Primary Aluminum                   (3.1)        -             -
                                                 Corporate                          (5.5)        -             -
Micromill impairment (Note 4)                    Micromill                        -              (19.1)       (45.0)
Incremental strike-related costs                 Bauxite & Alumina            -              -            (11.0)
                                                 Primary Aluminum                 -              -            (29.0)
                                                 Flat-Rolled Products             -              -            (16.0)
                                                 Engineered Products              -              -             (4.0)
                                                                             ------------  ------------   ----------
                                                                             $      80.4   $     (24.1)   $  (105.0)
                                                                             ============  ============   ==========

The $12.6 impairment charge reflected by KACC's Flat-Rolled products segment in
2000 includes a $11.1 LIFO inventory charge (see Note 1), of which $3.6 was recorded in the fourth quarter of 2000, and a $1.5 charge to reduce the carrying value of certain assets to their estimated net realizable value as a result of the segment's decision to exit the can body stock product line. The $5.6 impairment charge recorded by KACC's Engineered products segment in 2000 includes a $.9 LIFO inventory charge (all in the fourth quarter of 2000) and a
$4.7 charge to reduce the carrying value of certain machining facilities and assets, which are no longer required as a result of the segment's decision to exit a marginal product line, to their estimated net realizable value.

The restructuring charges recorded by KACC's Primary aluminum segment in 2000 represent employee benefit and other costs for approximately 50 job eliminations reflecting a reduced emphasis on technology sales and reduced salaried employee requirements at KACC's Tacoma facility, given its current curtailment. The
Corporate portion of the restructuring charges in 2000 represent employee benefit and other costs associated with the consolidation or elimination of certain corporate staff functions. The Corporate restructuring initiatives in
2000 involve a group of approximately 50 employees. As of December 31, 2000, the total remaining liability associated with both restructuring efforts was $2.8.
It is anticipated that all remaining costs will be incurred during 2001.

The incremental strike-related costs in 1998 reflect the adverse impact on the
Company's profitability due to the USWA strike in September 1998.

7.   PACIFIC NORTHWEST POWER SALES AND OPERATING LEVEL

Power Sales. In response to the unprecedented high market prices for power in the Pacific Northwest, KACC temporarily curtailed the primary aluminum production at the Tacoma and Mead, Washington smelters during the second half of
2000 and sold a portion of the power that it had under contract through
September 30, 2001. As a result of the curtailments, KACC avoided the need to purchase power on a variable market price basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. To implement the curtailment, KACC temporarily curtailed the two and one-half operating potlines at its Tacoma smelter and two and one-half out of a total of eight potlines at its Mead smelter in June 2000 and temporarily curtailed the remaining Mead potlines during the fourth quarter of 2000. One-half of a potline at the Tacoma smelter was already curtailed. The Company recorded net pre-tax gains of approximately
$159.5 in 2000, of which $103.2 was recorded in the fourth quarter, as a result of these power sales. The net gain amounts were composed of gross proceeds of
$207.8, of which $88.0 (included in Receivables - other at December 31, 2000)
was received through February 28, 2001. The gross proceeds were offset by employee-related expenses, incremental excess power costs, a non- cash LIFO inventory charge and other fixed commitments, which amounts are expected to be paid through September 2001. The resulting net gains have been reflected in
Other non-recurring operating items, net (see Note 6).

As previously announced, in a series of transactions completed during the first quarter of 2001, KACC agreed to sell a substantial majority of the remaining power that it had under contract through September 2001. These power sales, before consideration of any applicable non-energy costs (which have yet to be determined), are expected to result in pre-tax gains of approximately $260.0 in the first quarter of 2001. Approximately one-half of the net proceeds are expected to be received in late March 2001, with the balance being received periodically through October 2001. Based on the forward price for power experienced during the first quarter of 2001, the value of the remaining power that KACC has under contract that can be sold is estimated to be between $20.0 and $40.0.

Future Power Supply. During October 2000, KACC signed a new power contract with the BPA under which the BPA will provide KACC's operations in the State of
Washington with power during the period October 2001 through September 2006. The contract will provide KACC with sufficient power to fully operate KACC's
Trentwood facility as well as approximately 40% of the combined capacity of
KACC's Mead and Tacoma aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under KACC's current BPA contract by between 20% to 60% and, perhaps, by as much as 100% in certain periods. Additional provisions of the new BPA contract include a take-or-pay requirement, an additional cost recovery mechanism under which KACC's base power rate could be increased and clauses under which KACC's power allocation could be curtailed, or its costs increased, in certain instances. KACC does not have any remarketing rights under the new BPA contract. KACC has the right to terminate the contract until certain pricing and other provisions of the BPA contract are finalized, which is expected to be mid-2001.

Depending on the ultimate price for power under the terms of the new BPA contract or the availability of an alternate power supply at an acceptable price, KACC may be unable to operate the Mead and Tacoma smelters in the near or long-term. Under KACC's contract with the USWA, KACC is liable for certain severance and supplemental unemployment benefits for laid-off workers. Costs related to the period from January 1, 2001 to September 30, 2001 have been accrued to the extent the costs were fixed and determinable. However, the
Company may become liable for additional costs. In particular, the Company would become liable for certain early retirement benefits for USWA workers at the Mead and Tacoma facilities if such facilities are not restarted prior to late 2002 or early 2003. Such costs could be significant and would adversely impact the
Company's operating results and liquidity.

8.   LONG-TERM DEBT

Long-term debt and its maturity schedule are as follows:

                                                                                                               December 31,
                                                                                                             ----------------
                                                                                                     2006
                                                                                                      and       2000     1999
                                                       2001      2002    2003     2004     2005     After      Total    Total
-----------------------------------------------------------------------------------------------------------------------------

Credit Agreement                                    $  30.4                                                  $  30.4  $  10.4
97/8% Senior Notes due 2002, net                             $  224.8                                          224.8    224.6
107/8% Senior Notes due 2006, net                                                                  $  225.5    225.5    225.6
12 3/4% Senior Subordinated Notes due 2003                               $ 400.0                               400.0    400.0
Alpart CARIFA Loans - (fixed and variable rates)
     due 2007, 2008                                                                                    56.0     56.0     60.0
Other borrowings (fixed and variable rates)             1.2        .2         .2  $    .2  $    .2     50.7     52.7     52.2
                                                    -------  ---------   -------- -------  ------- --------  -------  -------
Total                                               $  31.6  $  225.0    $ 400.2  $    .2  $    .2 $  332.2    989.4    972.8
                                                    =======  =========   ======== =======  ======= ========
Less current portion                                                                                            31.6       .3
                                                                                                             -------  -------
     Long-term debt                                                                                          $ 957.8  $ 972.5
                                                                                                             =======  =======

Credit Agreement and Liquidity. The Company and KACC have a credit agreement, as amended, (the "Credit Agreement") which provides a secured, revolving line of credit through August 15, 2001. KACC is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 (reduced from $325.0 in December
2000) or a borrowing base relating to eligible accounts receivable and eligible inventory. As of December 31, 2000, $155.3 (of which $69.3 could have been used for letters of credit) was available to KACC under the Credit Agreement. The
Credit Agreement is unconditionally guaranteed by the Company and by certain significant subsidiaries of KACC. Interest on any outstanding balances will bear a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at KACC's option. The interest rate at December 31, 2000 was
11.0%. As of February 28, 2001, there were $94.0 of borrowings outstanding under the Credit Agreement and remaining availability of approximately $120.0.
However, proceeds of approximately $130.0 related to 2001 power sales are expected to be received at or near March 30, 2001, and an additional $130.0 of power proceeds will be received periodically through October 2001 with respect to other power sales made during the first quarter of 2001.

It is the Company's and KACC's intention to extend or replace the Credit
Agreement prior to its expiration. However, in order for the Credit Agreement to be extended, on a short-term basis, beyond August 2001, KACC will have to have a plan to mitigate the $225.0 million of 97/8% Notes, due February 2002. For the
Credit Agreement to be extended past February 2003, both the 97/8% Notes and the
12 3/4% Notes, due February 2003, will have to be retired and/or refinanced. As of February 28, 2001, KACC had received approval from the Credit Agreement lenders to purchase up to $50.0 of the 97/8% Notes. As of February 28, 2001,
KACC has purchased approximately $1.0 of 97/8% Notes.

As previously disclosed, KACC is considering the possible sale of part or all of its interests in certain operating assets. The contemplated transactions are in various stages of development. KACC expects that at least one operating asset will be sold.

KACC has multiple transactions under way. It is unlikely, however, that it would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing or terms of such sales. The Company would expect to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof.

Alpart CARIFA Loans. In December 1991, Alumina Partners of Jamaica ("Alpart")
entered into a loan agreement with the Caribbean Basin Projects Financing
Authority ("CARIFA"). As of December 31, 2000, Alpart's obligations under the loan agreement were secured by two letters of credit aggregating $59.7. KACC was a party to one of the two letters of credit in the amount of $38.8 in respect of its ownership interest in Alpart. Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

During March 2000, Alpart redeemed $4.0 principal amount of the CARIFA loans.
During March 2001, Alpart redeemed an additional $34.0 principal amount of the
CARIFA loans and, accordingly, KACC's letter of credit securing the loans was reduced to $15.3. The March 2001 redemption had a modest beneficial effect on the unused availability remaining under the Credit Agreement as the additional
Credit Agreement borrowings of $22.1 required for KACC's share of the redemption were more than offset by a reduction in the amount of letters of credit outstanding.

Debt Covenants and Restrictions. The Credit Agreement requires KACC to comply with certain financial covenants and places restrictions on the Company's and
KACC's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The Credit Agreement is secured by, among other things, (i) mortgages on KACC's major domestic plants
(excluding KACC's Gramercy alumina plant); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of KACC and certain of its subsidiaries; (iii) a pledge of all the stock of KACC owned by Kaiser; and
(iv) pledges of all of the stock of a number of KACC's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

The obligations of KACC with respect to its 97/8% Notes, its 107/8% Notes and its 12 3/4% Notes are guaranteed, jointly and severally, by certain subsidiaries of KACC. The indentures governing the 97/8% Notes, the 107/8% Notes and the 12
3/4% Notes (collectively, the "Indentures") restrict, among other things, KACC's ability to incur debt, undertake transactions with affiliates, and pay dividends. Further, the Indentures provide that KACC must offer to purchase the
97/8% Notes, the 107/8% Notes and the 12 3/4% Notes, respectively, upon the occurrence of a Change of Control (as defined therein), and the Credit Agreement provides that the occurrence of a Change in Control (as defined therein) shall constitute an Event of Default thereunder.

The Credit Agreement does not permit the Company, and significantly restricts
KACC's ability, to pay dividends on their common stock.

Restricted Net Assets of Subsidiaries. Certain debt instruments restrict the ability of KACC to transfer assets, make loans and advances, and pay dividends to the Company. The restricted net assets of KACC totaled $87.0 and $70.7 at
December 31, 2000 and 1999, respectively.

9.   INCOME TAXES

Income (loss) before income taxes and minority interests by geographic area is as follows:

                                                        Year Ended December 31,
                                              -------------------------------------------
                                                  2000             1999            1998
-----------------------------------------------------------------------------------------
Domestic                                      $   (96.6)      $    (81.8)      $   (93.6)
Foreign                                           122.0             (8.1)           77.7
                                              ----------      -----------      ----------

     Total                                    $    25.4       $    (89.9)      $   (15.9)
                                              =========       ===========      ==========

Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

The (provision) benefit for income taxes on income (loss) before income taxes and minority interests consists of:

                                             Federal           Foreign           State          Total
-----------------------------------------------------------------------------------------------------
2000     Current                        $      (1.9)      $     (35.3)     $      (.3)     $   (37.5)
         Deferred                              35.5              (8.9)            (.7)          25.9
                                        ------------      ------------     -----------     ----------
              Total                     $      33.6       $     (44.2)     $     (1.0)     $   (11.6)
                                        ============      ============     ===========     ==========

1999     Current                        $       (.5)      $     (23.1)     $      (.3)     $   (23.9)
         Deferred                              43.8               7.1             5.7           56.6
                                        ------------      ------------     -----------     ----------
              Total                     $      43.3       $     (16.0)     $      5.4      $    32.7
                                        ============      ============     ===========     ==========

1998     Current                        $      (1.8)      $     (16.5)     $      (.2)     $   (18.5)
         Deferred                              44.4             (12.5)            3.0           34.9
                                        ------------      ------------     -----------     ----------
              Total                     $      42.6       $     (29.0)     $      2.8      $    16.4
                                        ============      ============     ===========     ==========

A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss)
before income taxes and minority interests is as follows:

                                                                                              Year Ended December 31,
                                                                                        -----------------------------------
                                                                                            2000          1999         1998
---------------------------------------------------------------------------------------------------------------------------
Amount of federal income tax (provision) benefit based on the statutory rate            $  (8.9)      $  31.2      $   5.6
Revision of prior years' tax estimates and other changes in valuation allowances           (1.8)          1.1          8.3
Percentage depletion                                                                        3.0           2.8          3.2
Foreign taxes, net of federal tax benefit                                                  (3.2)         (3.2)        (1.9)
Other                                                                                       (.7)           .8          1.2
                                                                                        --------      --------     --------
(Provision) benefit for income taxes                                                    $ (11.6)      $  32.7      $  16.4
                                                                                        ========      ========     ========

The components of the Company's net deferred income tax assets are as follows:
                                                                           December 31,
                                                                   ----------------------------
                                                                       2000             1999
-----------------------------------------------------------------------------------------------
Deferred income tax assets:
     Postretirement benefits other than pensions                   $     267.4       $    274.7
     Loss and credit carryforwards                                       125.2            119.3
     Other liabilities                                                   143.7            146.3
     Other                                                               181.5            193.9
     Valuation allowances                                               (122.3)          (125.6)
                                                                   ------------      -----------
         Total deferred income tax assets-net                            595.5            608.6
                                                                   ------------      -----------
Deferred income tax liabilities:
     Property, plant, and equipment                                     (105.1)          (101.6)
     Other                                                               (26.2)           (69.6)
                                                                   ------------      -----------
         Total deferred income tax liabilities                          (131.3)          (171.2)
                                                                   ------------      -----------
Net deferred income tax assets                                     $     464.2       $    437.4
                                                                   ============      ===========

The principal component of the Company's net deferred income tax assets is the tax benefit, net of certain valuation allowances, associated with the accrued liability for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a
30-to-40-year period. If such deductions create or increase a net operating loss, the Company has the ability to carry forward such loss for 20 taxable years. Accordingly, the Company believes that a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized.

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

As of December 31, 2000 and 1999, $56.0 and $39.1, respectively, of the net deferred income tax assets listed above are included in the Consolidated Balance
Sheets in the caption entitled Prepaid expenses and other current assets.
Certain other portions of the deferred income tax liabilities listed above are included in the Consolidated Balance Sheets in the captions entitled Other accrued liabilities and Long-term liabilities.

The Company and its domestic subsidiaries file consolidated federal income tax returns. During the period from October 28, 1988, through June 30, 1993, the
Company and its domestic subsidiaries were included in the consolidated federal income tax returns of MAXXAM. The tax allocation agreements of the Company and
KACC with MAXXAM terminated pursuant to their terms, effective for taxable periods beginning after June 30, 1993. However, payments or refunds for periods prior to July 1, 1993 related to certain jurisdictions could still be required pursuant to the Company's and KACC's respective tax allocation agreements with
MAXXAM. In accordance with the Credit Agreement, any such payments to MAXXAM by
KACC would require lender approval, except in certain specific circumstances.

At December 31, 2000, the Company had certain tax attributes available to offset regular federal income tax requirements, subject to certain limitations, including net operating loss and general business credit carryforwards of $84.9 and $1.0, respectively, which expire periodically through 2019 and 2011, respectively, foreign tax credit ("FTC") carryforwards of $67.1, which expire primarily in 2004 and 2005, and alternative minimum tax ("AMT") credit carryforwards of $25.8, which have an indefinite life. The Company also has AMT net operating loss and FTC carryforwards of $45.3 and $89.8, respectively, available, subject to certain limitations, to offset future alternative minimum taxable income, which expire periodically through 2019 and 2005, respectively.

10.  EMPLOYEE BENEFIT AND INCENTIVE PLANS

Pension and Other Postretirement Benefit Plans. Retirement plans are non-contributory for salaried and hourly employees and generally provide for benefits based on formulas which consider such items as length of service and earnings during years of service. The Company's funding policies meet or exceed all regulatory requirements.

The Company and its subsidiaries provide postretirement health care and life insurance benefits to eligible retired employees and their dependents.
Substantially all employees may become eligible for those benefits if they reach retirement age while still working for the Company or its subsidiaries. The
Company has not funded the liability for these benefits, which are expected to be paid out of cash generated by operations. The Company reserves the right, subject to applicable collective bargaining agreements, to amend or terminate these benefits. Assumptions used to value obligations at year-end and to determine the net periodic benefit cost in the subsequent year are:

                                                               Pension Benefits                  Medical/Life Benefits
                                                        --------------------------------    -------------------------------
                                                             2000        1999       1998         2000       1999       1998
                                                        --------------------------------    -------------------------------
Weighted-average assumptions as of December 31,
Discount rate                                               7.75%       7.75%      7.00%        7.75%      7.75%      7.00%
Expected return on plan assets                              9.50%       9.50%      9.50%          -          -          -
Rate of compensation increase                               4.00%       4.00%      5.00%        4.00%      4.00%      4.00%

In 2000, the average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 8.0% for all participants. The assumed rate of increase is assumed to decline gradually to
5.0% in 2009 for all participants and remain at that level thereafter.

The following table presents the funded status of the Company's pension and other postretirement benefit plans as of December 31, 2000 and 1999, and the corresponding amounts that are included in the Company's Consolidated Balance
Sheets:

                                                               Pension Benefits                  Medical/Life Benefits
                                                       --------------------------------    --------------------------------
                                                            2000              1999              2000              1999
                                                       --------------    --------------    --------------     -------------
Change in Benefit Obligation:
     Obligation at beginning of year                   $       806.0     $       872.5     $       615.4      $      616.8
     Service cost                                               19.0              14.6               5.3               5.2
     Interest cost                                              60.5              59.7              45.0              41.5
     Currency exchange rate change                              -                 (5.7)               -                 -
     Curtailments, settlements and amendments                   33.7                .4             (33.4)               -
     Actuarial (gain) loss                                       9.1             (44.5)             79.5                .1
     Benefits paid                                             (92.5)            (91.0)            (53.6)            (48.2)
                                                       --------------    --------------    --------------     -------------
         Obligation at end of year                             835.8             806.0             658.2             615.4
                                                       --------------    --------------    --------------     -------------
Change in Plan Assets:
     FMV of plan assets at beginning of year                   857.8             801.8                -                 -
     Actual return on assets                                   (18.0)            133.0                -                 -
     Employer contributions                                     10.7              14.0              53.6              48.2
     Benefits paid                                             (92.5)            (91.0)            (53.6)            (48.2)
                                                       --------------    --------------    --------------     -------------
     FMV of plan assets at end of year                         758.0             857.8               -                 -
                                                       --------------    --------------    --------------     -------------
     Obligation in excess of (less than) plan
         assets                                                 77.8             (51.8)            658.2             615.4
     Unrecognized net actuarial gain (loss)                     25.1             131.9             (21.6)             56.7
     Unrecognized prior service costs                          (45.1)            (15.2)             78.3              57.7
     Adjustment required to recognize minimum liability          1.8               1.2                -                 -
     Intangible asset and other                                  3.0               2.6                -                 -
                                                       --------------    --------------    --------------     -------------
         Accrued benefit liability                     $        62.6     $        68.7     $       714.9      $      729.8
                                                       ==============    ==============    ==============     =============

The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were
$789.3 and $748.5, respectively, as of December 31, 2000, and $92.4 and $79.7, respectively, as of December 31, 1999.

                                                               Pension Benefits                  Medical/Life Benefits
                                                       ---------------------------------   --------------------------------
                                                          2000       1999        1998         2000       1999       1998
                                                       ---------- ----------- ----------   ---------- ---------- ----------
Components of Net Periodic Benefit Costs:
     Service cost                                      $    19.0  $     14.6  $    14.2    $     5.3  $     5.2  $     4.2
     Interest cost                                          60.5        59.7       59.7         45.0       41.5       37.5
     Expected return on assets                             (77.9)      (72.9)     (69.4)            -          -         -
     Amortization of prior service cost                      3.9         3.3        3.2        (12.8)     (12.1)     (12.4)
     Recognized net actuarial (gain) loss                   (1.9)         .7        1.4            -          -       (7.1)
                                                       ---------- ----------- ----------   ---------- ---------- ----------
     Net periodic benefit cost                               3.6         5.4        9.1         37.5       34.6       22.2
     Curtailments, settlements, etc.                          .1          .4        3.2            -          -          -
                                                       ---------- ----------- ----------   ---------- ---------- ----------
         Adjusted net periodic benefit costs           $     3.7  $      5.8  $    12.3    $    37.5  $    34.6  $    22.2
                                                       ========== =========== ==========   ========== ========== ==========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage- point change in assumed health care cost trend rates would have the following effects:

                                                                       1% Increase           1% Decrease
                                                                      --------------        -------------
Increase (decrease) to total of service and interest cost             $        6.8          $       (5.0)
Increase (decrease) to the postretirement benefit obligation          $       68.3          $      (48.0)

Postemployment Benefits. The Company provides certain benefits to former or inactive employees after employment but before retirement.

Incentive Plans. The Company has an unfunded incentive compensation program, which provides incentive compensation based on performance against annual plans and over rolling three-year periods. In addition, the Company has a
"nonqualified" stock option plan and KACC has a defined contribution plan for salaried employees. The Company's expense for all of these plans was $5.7, $6.0 and $7.5 for the years ended December 31, 2000, 1999 and 1998, respectively.

Up to 8,000,000 shares of the Company's Common Stock were reserved for issuance under its stock incentive compensation plans. At December 31, 2000, 1,861,752 shares of Common Stock remained available for issuance under those plans. Stock options granted pursuant to the Company's nonqualified stock option program are granted at or above the prevailing market price, generally vest at a rate of 20
- 33% per year, and have a five or ten year term. Information concerning nonqualified stock option plan activity is shown below. The weighted average price per share for each year is shown parenthetically.

                                                                         2000          1999         1998
----------------------------------------------------------------------------------------------------------
Outstanding at beginning of year ($10.24, $9.98 and $10.45)          4,239,210     3,049,122      819,752
Granted ($10.23, $11.15 and $9.79)                                     757,335     1,218,068    2,263,170
Exercised ($7.25 in both years)                                           -           (7,920)     (10,640)
Expired or forfeited ($11.08, $11.02 and $9.60)                       (620,598)      (20,060)     (23,160)
                                                                     ----------    ----------   ----------
Outstanding at end of year ($10.24, $10.24 and $9.98)                4,375,947     4,239,210    3,049,122
                                                                     ==========    ==========   ==========
Exercisable at end of year ($10.18, $10.17 and $10.09)               2,380,491     1,763,852    1,261,262
                                                                     ==========    ==========   ==========

Options exercisable at December 31, 2000 had exercisable prices ranging from
$6.13 to $12.75 and a weighted average remaining contractual life of 3.4 years.

11.  MINORITY INTERESTS AND PLEDGED SHARES OF COMMON STOCK

Minority Interests. The Company owns a 90% interest in Volta Aluminium Company
Limited ("Valco") and a 65% interest in Alumina Partners of Jamaica ("Alpart").
These companies' financial statements are fully consolidated into the Company's consolidated financial statements because they are majority-owned. Interests of
Alpart's and Valco's minority shareholders' (included in "Other" in the table below) are included in minority interests together with KACC's Redeemable
Preference Stock and KACC's Preference Stock discussed below. Changes in minority interest were:

                                             2000                           1999                           1998
                                   -------------------------     ----------------------    ---------------------------
                                     Redeemable                  Redeemable                  Redeemable
                                     Preference                  Preference                  Preference
                                          Stock      Other            Stock      Other          Stock        Other
----------------------------------------------------------------------------------------------------------------------
Beginning of period balance        $    19.5    $    98.2      $     20.1   $    103.4     $     27.7    $   100.0
Redeemable preference stock -
   Accretion                                -           -             1.0            -            1.1             -
   Stock redemption                     (2.0)         (.8)           (1.6)           -           (8.7)            -
   Reclassification (see below)        (17.5)           -              -             -             -              -
Minority interests                          -         3.7              -          (5.2)            -           3.4
                                   ----------   ----------     -----------  -----------    -----------   ----------
End of period balance              $        -   $   101.1      $     19.5   $     98.2     $     20.1    $   103.4
                                   ==========   ==========     ===========  ===========    ===========   ==========

In 1985, KACC issued its Cumulative (1985 Series A) Preference Stock and its
Cumulative (1985 Series B) Preference Stock (together, the "Redeemable
Preference Stock") each of which has a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any. No additional Redeemable Preference Stock is expected to be issued. In connection with the USWA settlement agreement (see Note 5), during March 2001,
KACC redeemed all of the Redeemable Preference Stock (350,872 shares outstanding at December 31, 2000). The amount applicable to the unredeemed shares at
December 31, 2000 ($17.5), was included in Other accrued liabilities. The net cash impact of the redemption on KACC was only approximately $5.5 because approximately $12.0 of the redemption amount had previously been funded into redemption funds (included in Prepaid expenses).

KACC has four series of $100 par value Cumulative Convertible Preference Stock
("$100 Preference Stock") outstanding with annual dividend requirements of between 41/8% and 4 3/4% (included in "Other" in the above table). KACC has the option to redeem the $100 Preference Stock at par value plus accrued dividends.
KACC does not intend to issue any additional shares of the $100 Preference
Stock. The $100 Preference Stock can be exchanged for per share cash amounts between $69 - $80. KACC records the $100 Preference Stock at their exchange amounts for financial statement presentation and the Company includes such amounts in minority interests. At December 31, 2000 and 1999, outstanding shares of $100 Preference Stock were 9,250 and 19,538, respectively.

Pledged Shares. From time to time MAXXAM or certain of its subsidiaries which own the Company's Common Stock may use such stock as collateral under various financing arrangements. At December 31, 2000, 26,737,443 shares of the Company's
Common Stock beneficially owned by MAXXAM Group Holdings Inc. ("MGHI"), a wholly owned subsidiary of MAXXAM, were pledged as security for $130.0 principal amount of 12% Senior Secured Notes due 2003 issued in December 1996 by MGHI. An additional 7,915,000 shares of the Company's Common Stock were pledged by MAXXAM under a separate agreement under which $13.4 had been borrowed by MAXXAM at
December 31, 2000.

12.  COMMITMENTS AND CONTINGENCIES

Commitments. KACC has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 13), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. KACC's share of the aggregate minimum amount of required future principal payments at December 31, 2000, is $101.5 which matures as follows: $14.1 in 2001, $43.0 in 2002 and $44.4 in 2003. KACC's
share of payments, including operating costs and certain other expenses under the agreements, has ranged between $92.0 - $96.0 over the past three years. KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey.

Minimum rental commitments under operating leases at December 31, 2000, are as follows: years ending December 31, 2001 - $36.5; 2002 - $32.3; 2003 - $29.4;
2004 - $26.9; 2005 - $26.4; thereafter - $78.0. The future minimum rentals receivable under noncancelable subleases was $132.3 at December 31, 2000.

Rental expenses were $42.5, $41.1 and $34.5, for the years ended December 31,
2000, 1999 and 1998, respectively.

KACC has a long-term liability, net of estimated subleases income (included in
Long-term liabilities), on a building in which KACC has not maintained offices for a number of years, but for which it is responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. During 2000,
KACC reduced its net lease obligation by $17.0 (see Note 1) to reflect new third-party sublease agreements which resulted in occupancy and lease rates above those previously projected.

Environmental Contingencies. The Company and KACC are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. KACC currently is subject to a number of claims under the Comprehensive Environmental
Response, Compensation and Liability Act of 1980, as amended by the Superfund
Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under
CERCLA.

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in
Long-term liabilities, for the years ended December 31, 2000, 1999 and 1998:

                                                  2000        1999       1998
-----------------------------------------------------------------------------
Balance at beginning of period                 $ 48.9      $ 50.7     $ 29.7
Additional accruals                               2.6         1.6       24.5
Less expenditures                                (5.4)       (3.4)      (3.5)
                                               -------     -------    -------
Balance at end of period                       $ 46.1      $ 48.9     $ 50.7
                                               =======     =======    =======

These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $12.0 for the years 2001 through 2005 and an aggregate of approximately $21.0 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $35.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

The Company believes that KACC has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard. During December 1998, KACC received recoveries totaling approximately
$35.0 from certain of its insurers related to current and future claims. Based on the Company's analysis, a total of $12.0 of such recoveries was allocable to previously accrued (expensed) items and, therefore, was reflected in earnings during 1998 (see Note 1 - Other Income (Expense)). The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that the Company will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred.

While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Asbestos Contingencies. KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not sold for more than 20 years.

The following table presents the changes in number of such claims pending for the years ended December 31, 2000, 1999 and 1998.

                                                                         2000         1999         1998
--------------------------------------------------------------------------------------------------------
Number of claims at beginning of period                               100,000       86,400       77,400
Claims received                                                        30,600       29,300       22,900
Claims settled or dismissed                                           (19,800)     (15,700)     (13,900)
                                                                    ----------    ---------    ---------

Number of claims at end of period                                     110,800      100,000       86,400
                                                                    ==========    =========    =========
Number of claims at end of period (included above) covered by agreements under which KACC expects to settle over an
     extended period                                                   66,900       31,900       30,000
                                                                    ==========    =========    =========

The Company maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through 2010). The Company's estimate is based on the Company's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of
Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos- related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond
2010 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2010, the Company expects that such costs are likely to continue beyond 2010, and that such costs could be substantial.

The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-
related claims, existing insurance policies, and the advice of Heller Ehrman
White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, KACC filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to: (1) ensure that the insurers provide KACC with timely and appropriate reimbursement payments for asbestos-related settlements and related legal costs incurred; and (2) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at December 31, 2000, the receipt of timely and appropriate reimbursements from such insurers is critical to KACC's liquidity. The court is not expected to try the case until late 2001 or 2002. KACC is continuing to receive cash payments from the insurers.

The following tables present historical information regarding KACC's asbestos-related balances and cash flows:

                                                                             December 31,
                                                                   ----------------------------
                                                                        2000            1999
-----------------------------------------------------------------------------------------------
Liability (current portion of $130.0 and $53.0)                    $     492.4     $     387.8
Receivable (included in Other assets)(1)                                 406.3           315.5
                                                                   ------------    ------------
                                                                   $      86.1     $      72.3
                                                                   ============    ============

(1)  The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that
     KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC's aggregate insurance coverage. As of December 31, 2000 and 1999, $36.9 and $25.0, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by KACC in the future.

                                                                         Year Ended December 31,
                                                               -------------------------------------------      Inception
                                                                   2000          1999            1998           To Date
                                                               -----------   -----------     -------------   ---------------
Payments made, including related legal costs................   $      99.5   $      24.6     $       18.5    $        220.5
Insurance recoveries........................................          62.8           6.6             19.9             131.3
                                                               -----------   -----------     -------------   ---------------
                                                               $      36.7   $      18.0     $       (1.4)   $         89.2
                                                               ===========   ===========     =============   ===============

                                                                                 As of December 31, 2000
                                                                -------------------------------------------------------
                                                                   2001 and              2003 to
                                                                     2002                 2005              Thereafter
                                                                ---------------       -------------       -------------
Expected annual payment amounts, before considering
   insurance recoveries.......................................  $110.0 - $135.0       $25.0 - $50.0           $125.0

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. This process resulted in the Company reflecting charges of $43.0, $53.2 and $12.7 (included in Other income(expense)
- see Note 1) in the years ended December 31, 2000, 1999 and 1998, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by KACC and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, as the Company's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

Labor Matters. In connection with the USWA strike and subsequent lock-out by
KACC, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the National Labor Relations Board ("NLRB")
by the USWA. As previously disclosed, KACC responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of
ULPs previously brought against KACC by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations commenced in November 2000 and is continuing. The Company is unable to estimate when the trial will be completed. Any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the
NLRB, the USWA or KACC. This process could take months or years. If these proceedings eventually resulted in a final ruling against KACC with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. The Company continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, the
Company does not believe that the ultimate outcome of this matter will have a material adverse impact on the Company's liquidity or financial position.
However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

Other Contingencies. The Company or KACC is involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters related to past or present operations. While uncertainties are inherent in the final outcome of such matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

13.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

In conducting its business, KACC uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. KACC enters into hedging transactions to limit its exposure resulting from (1) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates.

As KACC's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities (except the impact of those contracts discussed below which have been marked to market) will generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of the effects of the new accounting requirements under SFAS
No. 133, which will be used for reporting results beginning with the first quarter of 2001. The following table summarizes KACC's derivative hedging positions at December 31, 2000:

                                                                             Estimated %
                                                                              of Annual
                                                             Notional      Sales/Purchases     Carrying         Market
               Commodity                     Period           Amount           Hedged            Value           Value
--------------------------------------  ----------------   -------------  ----------------   ------------    ------------
Aluminum (in tons) -
       Option contracts                       2001               362,000       82%(1)        $       18.2    $       3.1
       Option contracts                       2002               262,000       52%(1)                10.9           13.4
       Option contracts                       2003                42,000        9%(1)                 1.8            1.7

Natural gas (in MMBtus per day) -
       Option contracts and swaps         1/01 to 6/01            27,900         24%                  1.3           21.8

Australian dollars (A$ per year) -
       Forwards and option contracts          2001              A$ 160.0         80%                  1.4           (5.2)
       Option contracts                   2002 to 2005          A$  90.0         56%                 12.2           13.3

(1)  As of February 28, 2001, the estimated percentages of annual sales of primary aluminum (equivalents) hedged for 2001, 2002 and 2003 were 82%, 63%
     and 14%, respectively.

During late 1999 and early 2000, KACC also entered into a series of transactions with a counterparty that provided KACC with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period January 2000 through June 2001. KACC also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case the fixed price sales portion of the transactions terminate. The price at which the October 2001 and after transactions terminate is well below current market prices. While the Company believes that the October 2001 and after transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under both pre-2001 and post-2001 accounting guidelines. Accordingly, these positions are marked-to-market each period. See
Note 1 for mark-to-market pre-tax gains (losses) associated with the transactions for the years ended December 31, 2000, 1999 and 1998.

As of December 31, 2000, KACC had sold forward approximately 100% and 80% of the alumina available to it in excess of its projected internal smelting requirements for 2001 and 2002, respectively, at prices indexed to future prices of primary aluminum.

14.  SEGMENT AND GEOGRAPHICAL AREA INFORMATION

The Company's operations are located in many foreign countries, including
Australia, Canada, Ghana, Jamaica, and the United Kingdom. Foreign operations in general may be more vulnerable than domestic operations due to a variety of political and other risks. Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products.

The Company's operations are organized and managed by product type. The Company operations include four operating segments of the aluminum industry and its commodities marketing and corporate segments. The aluminum industry segments include: Alumina and bauxite, Primary aluminum, Flat-rolled products and
Engineered products. The Alumina and bauxite business unit's principal products are smelter grade alumina and chemical grade alumina hydrate, a value-added product, for which the Company receives a premium over smelter grade market prices. The Primary aluminum business unit produces commodity grade products as well as value-added products such as rod and billet, for which the Company receives a premium over normal commodity market prices. The Flat-rolled products group sells value-added products such as heat treat aluminum sheet and plate which are used in the aerospace and general engineering markets as well as selling to the beverage container and specialty coil markets. The Engineered products business unit serves a wide range of industrial segments including the automotive, distribution, aerospace and general engineering markets. The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The Commodities marketing segment includes the results of KACC's alumina and aluminum hedging activities (see Note
13). The accounting policies of the segments are the same as those described in
Note 1. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or non- recurring charges.

Financial information by operating segment at December 31, 2000, 1999 and 1998 is as follows:

                                                                             Year Ended December 31,
                                                                    ----------------------------------------
                                                                       2000           1999           1998
------------------------------------------------------------------------------------------------------------
Net Sales:(3)
   Bauxite and Alumina:(1)(4)
     Net sales to unaffiliated customers                            $   442.2     $    395.8     $    445.2
     Intersegment sales                                                 148.3          129.0          135.8
                                                                    ----------    -----------    -----------
                                                                        590.5          524.8          581.0
                                                                    ----------    -----------    -----------
   Primary Aluminum:(2)(4)
     Net sales to unaffiliated customers                                563.7          432.9          390.7
     Intersegment sales                                                 242.3          240.6          233.5
                                                                    ----------    -----------    -----------
                                                                        806.0          673.5          624.2
                                                                    ----------    -----------    -----------
   Flat-Rolled Products                                                 521.0          591.3          732.7
   Engineered Products                                                  564.9          556.8          595.3
   Commodities Marketing(4)                                             (25.4)          18.3           60.5
   Minority Interests                                                   103.4           88.5           78.0
   Eliminations                                                        (390.6)        (369.6)        (369.3)
                                                                    ----------    -----------    -----------
                                                                    $ 2,169.8     $  2,083.6     $  2,302.4
                                                                    ==========    ===========    ===========
Equity in income (loss) of unconsolidated affiliates:
   Bauxite and Alumina                                              $    (8.4)    $      3.4     $     (3.2)
   Primary Aluminum                                                       3.6           (1.0)           1.2
   Engineered Products and Other                                            -            2.5            7.4
                                                                    ----------    -----------    -----------
                                                                    $    (4.8)    $      4.9     $      5.4
                                                                    ==========    ===========    ===========
Operating income (loss):(4)(6)
   Bauxite and Alumina - Note 2                                     $    57.2     $    (10.5)    $      5.5
   Primary Aluminum (5)                                                 100.1           (4.8)          28.3
   Flat-Rolled Products                                                  16.6           17.1           86.8
   Engineered Products                                                   34.1           38.6           51.5
   Commodities Marketing(4)                                             (48.7)          21.3           98.1
   Micromill                                                              (.6)         (11.6)         (18.4)
   Eliminations                                                            .1            6.9            8.9
   Corporate and Other                                                  (61.4)         (61.8)         (65.1)
   Labor Settlement and Other Non-Recurring Operating Items,
        Net - Notes 5 and 6                                              41.9          (24.1)        (105.0)
                                                                    ----------    -----------    -----------
                                                                    $   139.3     $    (28.9)    $     90.6
                                                                    ==========    ===========    ===========

                                                                            Year Ended December 31,
                                                                   ----------------------------------------
                                                                      2000          1999           1998
-----------------------------------------------------------------------------------------------------------
Depreciation and amortization:
   Bauxite and Alumina - Note 2                                    $    22.2     $     29.7     $     36.4
   Primary Aluminum                                                     24.8           27.8           29.9
   Flat-Rolled Products                                                 16.7           16.2           16.1
   Engineered Products                                                  11.5           10.7           10.8
   Corporate and Other (includes Micromill in 1999 and 1998)             1.7            5.1            5.9
                                                                   ----------    -----------    -----------
                                                                   $    76.9     $     89.5     $     99.1
                                                                   ==========    ===========    ===========
Capital expenditures:
   Bauxite and Alumina - Note 2                                    $   254.6     $     30.4     $     26.9
   Primary Aluminum                                                      9.6           12.8           20.7
   Flat-Rolled Products                                                  7.6           16.6           20.4
   Engineered Products - Note 4                                         23.6            7.8            8.4
   Corporate and Other                                                   1.1             .8            1.2
                                                                   ----------    -----------    -----------
                                                                   $   296.5     $     68.4     $     77.6
                                                                   ==========    ===========    ===========

(1)  Net sales for 2000 and 1999, included approximately 267,000 tons and
     264,000 tons, respectively of alumina purchased from third parties and resold to certain unaffiliated customers of the Gramercy facility and
     55,000 tons and 131,000 tons, respectively, of alumina purchased from third parties and transferred to the Company's Primary aluminum business unit.
(2)  Net sales for 2000, 1999 and 1998 included approximately 206,500 tons,
     260,100 tons and 251,300 tons, respectively, of primary aluminum purchased from third parties to meet third-party and internal commitments.
(3)  Net sales for 1999 and 1998 for all segments have been restated to conform to a new accounting requirement which states that freight charges should be included in cost of products sold rather than netted against net sales as was the Company's prior policy.
(4)  Net sales and operating income (loss) for Bauxite and alumina and Primary aluminum segments for 1999 and 1998 have been restated to reflect a change in the Company's segment reporting. The results of the Company's metal hedging activities in the Commodities marketing segment are now set out separately rather than being allocated between the two commodity business units.
(5)  Operating income (loss) for 1999 included potline preparation and restart costs of $12.8.
(6)  The allocation of the labor settlement charge to the Company's business units for the year ended December 31, 2000, is as follows: Bauxite and
     Alumina - $2.1, Primary aluminum - $15.9, Flat-rolled products - $18.2 and
     Engineered products - $2.3.

                                                                                 December 31,
                                                                          -------------------------
                                                                               2000         1999
---------------------------------------------------------------------------------------------------
Investments in and advances to unconsolidated affiliates:
   Bauxite and Alumina                                                    $     56.0     $     71.6
   Primary Aluminum                                                             19.0           25.3
   Corporate and Other                                                           2.8            -
                                                                          ----------     ----------
                                                                          $     77.8     $     96.9
                                                                          ==========     ==========

                                                                            December 31,
                                                                  --------------------------
                                                                       2000            1999
--------------------------------------------------------------------------------------------
Segment assets:
   Bauxite and Alumina                                            $     957.0     $    777.7
   Primary Aluminum                                                     623.3          560.8
   Flat-Rolled Products                                                 337.7          423.2
   Engineered Products                                                  232.9          253.1
   Commodities Marketing                                                 62.1           99.0
   Corporate and Other (includes Micromill in 1999)                   1,130.1        1,085.0
                                                                  -----------     ----------
                                                                  $   3,343.1     $  3,198.8
                                                                  ===========     ==========

Geographical information for net sales, based on country of origin, and long-lived assets follows:

                                                               Year Ended December 31,
                                                    ---------------------------------------------
                                                        2000            1999             1998
-------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers:
     United  States                                 $    1,350.1    $     1,439.6    $    1,744.0
     Jamaica                                               298.5            233.1           237.0
     Ghana                                                 237.5            153.2            89.8
     Other Foreign                                         283.7            257.7           231.6
                                                    ------------    -------------    ------------
                                                    $    2,169.8    $     2,083.6    $    2,302.4
                                                    ============    =============    ============

                                                      December 31,
                                              -----------------------------
                                                  2000             1999
---------------------------------------------------------------------------
Long-lived assets: (1)
     United States                            $       809.0    $      688.1
     Jamaica                                          290.3           288.2
     Ghana                                             80.8            84.1
     Other Foreign                                     73.8            90.2
                                              -------------    ------------
                                              $     1,253.9    $    1,150.6
                                              =============    ============

(1) Long-lived assets include Property, plant, and equipment, net and
    Investments in and advances to unconsolidated affiliates.

The aggregate foreign currency gain included in determining net income was immaterial for the years ended December 31, 2000, 1999 and 1998. No single customer accounted for sales in excess of 10% of total revenue in 2000, 1999 and
1998. Export sales were less than 10% of total revenue during the years ended
December 31, 2000, 1999 and 1998.

QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           Quarter Ended
                                                     ------------------------------------------------------------
(In millions of dollars, except share amounts)        March 31,     June 30,    September 30,     December 31,
-----------------------------------------------------------------------------------------------------------------

2000
   Net sales                                         $   575.7 (8)  $  552.8 (8)    $ 545.2 (8)      $ 496.1
   Operating income                                       36.9          51.5            2.8             48.1
   Net income (loss)                                      11.7 (1)      11.0 (2)      (16.8)(3)         10.9 (4)
   Basic/Diluted Earnings (loss) per share                 .15 (1)       .14 (2)       (.21)(3)          .14 (4)
   Common stock market price:
      High                                                8.88          5.13           6.06             5.94
      Low                                                 4.13          2.94           3.50             3.50
1999
   Net sales                                         $   490.3 (8)  $  536.2 (8)    $ 528.7 (8)      $ 528.4 (8)
   Operating income (loss)                               (33.0)           .7          (12.1)            15.5
   Net income (loss)                                     (38.2)        (15.7)         (39.2)(5)         39.0 (6)
   Basic/Diluted Earnings (loss) per share                (.48)         (.20)          (.49)(5)          .49
   Common stock market price:
      High                                                6.94         10.13           9.69             8.25
      Low                                                 4.75          5.00           6.63             6.00
1998
   Net sales                                         $   609.6 (8)  $  626.8(8)    $  552.9 (8)      $  513.1(8)
   Operating income (loss)                                44.8          55.3           30.8            (40.3)
   Net income (loss)                                      12.0          16.7           10.8            (38.9)(7)
   Basic/Diluted Earnings (loss) per share                 .15           .21            .14             (.49)(7)
   Common stock market price:
      High                                               11.00         11.63           9.63             7.75
      Low                                                 8.13          8.88           5.63             4.63

(1)   Includes a pre-tax gain of $14.4 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions. Excluding this item, basic income per share would have been approximately $.04.
(2)   Includes a pre-tax gain of $15.8 from the sale of power offset by a pre-tax charge of $6.0 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions and a pre-tax charge of $2.0 for certain severance and relocation costs associated with Corporate restructuring initiatives and product line exit. Excluding these items, basic income per share would have been approximately $.09.
(3)   Includes a pre-tax labor settlement charge of $38.5, a non-cash pre-tax charge of $43.0 for asbestos-related claims, a pre-tax charge of $11.5 for incremental maintenance spending and pre-tax charges of $18.1 for non-recurring impairment and restructuring charges offset by a pre-tax gain of $40.5 from the sale of power, pre-tax gains of $39.0 related to real estate transactions and a pre-tax gain of $.9 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions. Excluding these items, basic income per share would have been approximately $.03.
(4)   Includes a pre-tax gain of $103.2 from the sale of power and a pre-tax gain of $1.4 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions offset by a non-cash impairment loss of approximately $33.0, a LIFO inventory charge of $7.0 and a pre-tax charge of $5.3 for other non-recurring impairment and restructuring charges.
      Excluding these items, but giving effect to operating profit foregone as a result of these power sales, basic loss per share would have been approximately $.19.
(5)   Includes a non-cash pre-tax charge of $19.1 to reduce the carrying value of the Company's Micromill assets, a non-cash pre-tax charge of $15.2 for asbestos-related claims and a pre-tax charge of $5.9 to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions. Excluding these items, basic loss per share would have been approximately $.16.
(6)   Includes a pre-tax gain of $85.0 on involuntary conversion at Gramercy facility. See Note 2.  Excluding this item, basic loss per share would have been $.22.
(7)   Includes an unfavorable pre-tax strike-related gross profit impact of approximately $50.0, and a non-cash pre-tax charge of $45.0 related to impairment of the Company's Micromill assets. Excluding these items, basic earnings per share would have been approximately $.29.
(8)   Net sales for the quarterly periods prior to the quarter ended December
      31, 2000 have been restated to conform to a new accounting principle that requires freight charges to be included in cost of products sold.

FIVE-YEAR FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                       December 31,
                                                               ------------------------------------------------------------
(In millions of dollars)                                              2000        1999        1998         1997        1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $     23.4  $     21.2   $    98.3   $     15.8   $    81.3
   Receivables                                                      429.8       261.0       282.7        340.2       252.4
   Inventories                                                      396.2       546.1       543.5        568.3       562.2
   Prepaid expenses and other current assets                        162.7       145.6       105.5        121.3       127.8
                                                               ----------- -----------  ----------  -----------  ----------
      Total current assets                                        1,012.1       973.9     1,030.0      1,045.6     1,023.7

Investments in and advances to unconsolidated affiliates             77.8        96.9       128.3        148.6       168.4
Property, plant, and equipment - net                              1,176.1     1,053.7     1,108.7      1,171.8     1,168.7
Deferred income taxes                                               454.2       440.0       377.9        330.6       264.5
Other assets                                                        622.9       634.3       346.0        317.3       308.7
                                                               ----------- -----------  ----------  -----------  ----------
      Total                                                    $  3,343.1  $  3,198.8   $ 2,990.9   $  3,013.9   $ 2,934.0
                                                               =========== ===========  ==========  ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accruals                               $    673.5  $    500.3   $   432.7   $    457.3   $   453.4
   Accrued postretirement medical benefit obligation -
      current portion                                                58.0        51.5        48.2         45.3        50.1
   Payable to affiliates                                             78.3        85.8        77.1         82.7        97.0
   Long-term debt - current portion                                  31.6          .3          .4          8.8         8.9
                                                               ----------- -----------  ----------  -----------  ----------
      Total current liabilities                                     841.4       637.9       558.4        594.1       609.4

Long-term liabilities                                               703.7       727.1       532.9        491.9       458.1
Accrued postretirement medical benefit obligation                   656.9       678.3       694.3        720.3       722.5
Long-term debt                                                      957.8       972.5       962.6        962.9       953.0
Minority interests                                                  101.1       117.7       123.5        127.7       121.7

Stockholders' equity:
   Preferred stock                                                    -           -            -           -            .4
   Common stock                                                        .8          .8          .8           .8          .7
   Additional capital                                               537.5       536.8       535.4        533.8       531.1
   Retained earnings (accumulated deficit)                         (454.3)     (471.1)     (417.0)      (417.6)     (460.1)
   Accumulated other comprehensive income (loss)                     (1.8)       (1.2)         -           -          (2.8)
                                                               ----------- -----------  ----------  -----------  ----------
      Total stockholders' equity                                     82.2        65.3       119.2        117.0        69.3
                                                               ----------- -----------  ----------  -----------  ----------
      Total                                                    $  3,343.1  $  3,198.8   $ 2,990.9   $  3,013.9   $ 2,934.0
                                                               =========== ===========  ==========  ===========  ==========

Debt-to-capital ratio(1)                                             81.2        81.2        76.9         77.8        81.2

(1)   Total of long-term debt - current portion and long-term debt (collectively
      "total debt") as a ratio of total debt, deferred income tax liabilities, minority interests, and stockholders' equity.

FIVE-YEAR FINANCIAL DATA
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                            Year Ended December 31,
                                                       -----------------------------------------------------------------------------
(In millions of dollars, except share amounts)                 2000          1999         1998            1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $   2,169.8    $  2,083.6 (1)  $  2,302.4 (1)  $  2,423.3 (1)  $  2,238.8 (1)
                                                       ------------   --------------  --------------  --------------  --------------

Costs and expenses:
   Cost of products sold                                   1,891.4       1,893.5 (1)     1,892.2 (1)     2,001.3 (1)     1,905.8 (1)
   Depreciation and amortization                              76.9          89.5            99.1           102.5           107.6
   Selling, administrative, research and development,
     and general                                             104.1         105.4           115.5           131.8           127.6
   Labor settlement charge                                    38.5           -               -               -               -
   Other non-recurring operating items, net                  (80.4)         24.1           105.0            19.7             -
                                                       ------------   --------------  --------------  --------------  --------------
     Total costs and expenses                              2,030.5       2,112.5         2,211.8         2,255.3         2,141.0
                                                       ------------   --------------  --------------  --------------  --------------

Operating income (loss)                                      139.3         (28.9)           90.6           168.0            97.8

Other income (expense):
   Interest expense                                         (109.6)       (110.1)         (110.0)         (110.7)          (93.4)
   Gain on involuntary conversion at Gramercy facility       -              85.0             -               -               -
   Other - net                                                (4.3)        (35.9)            3.5             3.0            (2.7)
                                                       ------------   --------------  --------------  --------------  --------------

Income (loss) before income taxes, minority interests         25.4         (89.9)          (15.9)           60.3             1.7

(Provision) benefit for income taxes                         (11.6)         32.7            16.4            (8.8)            9.3

Minority interests                                             3.0           3.1              .1            (3.5)           (2.8)
                                                       ------------   --------------  --------------  --------------  --------------

Net income (loss)                                             16.8         (54.1)             .6            48.0             8.2

Preferred stock dividends                                      -             -               -              (5.5)           (8.4)
                                                       ------------   --------------  --------------  --------------  --------------

Net income (loss) available to common shareholders     $      16.8    $    (54.1)     $       .6      $     42.5      $      (.2)
                                                       ============   ==============  ==============  ==============  ==============
Earnings (loss) per share:
   Basic/Diluted                                       $       .21    $     (.68)     $      .01      $      .57      $       -
                                                       ============   ==============  ==============  ==============  ==============

Dividends per common share                             $        -     $       -       $       -       $       -       $       -
                                                       ============   ==============  ==============  ==============  ==============
Weighted average shares outstanding (000):
   Basic                                                    79,520        79,336          79,115          74,221          71,644

   Diluted                                                  79,523        79,336          79,156          74,382          71,644

(1)  Net sales and cost of products sold for prior years have been restated to conform to a new accounting principle that requires freight charges ($39.3 in 1999, $46.0 in 1998, $50.1 in 1997 and $48.3 in 1996) to be included in cost of products sold.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE

None.

PART III

Information required under PART III (Items 10, 11, 12 and 13) has been omitted from this Report since the Company intends to file with the Securities and
Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors, and such information is incorporated by reference from such definitive proxy statement.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

              1.  Financial Statements

              Report of Independent Public Accountants

              Consolidated Balance Sheets

              Statements of Consolidated Income (Loss)

              Statements of Consolidated Stockholders' Equity and
                  Comprehensive Income (Loss)

              Statements of Consolidated Cash Flows

              Notes to Consolidated Financial Statements

              Quarterly Financial Data (Unaudited)

              Five-Year Financial Data

              2.  Financial Statement Schedules

                  Report of Independent Public Accountants

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

              3.  Exhibits

                  Reference is made to the Index of Exhibits immediately
                  preceding the exhibits hereto (beginning on page 71), which index is incorporated herein by reference.

(b)           REPORTS ON FORM 8-K

              No Report on Form 8-K was filed by the Company during the last quarter of the period covered by this Report.

(c)           EXHIBITS

              Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 71), which index is incorporated herein by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with auditing standards generally accepted in the
United States, the financial statements included in Kaiser Aluminum Corporation and Subsidiary Companies' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 27,
2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I listed in the index at Item
14(a)2. above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 2001

                                   SCHEDULE I
                    CONDENSED BALANCE SHEETS - PARENT COMPANY

                 (In millions of dollars, except share amounts)

                                                                                         December 31,
                                                                                  -------------------------
                                                                                       2000          1999
                                                                                  -----------    ----------
ASSETS
Investment in KACC                                                                $  2,122.2     $ 1,978.2
                                                                                  -----------    ----------
        Total                                                                     $  2,122.2     $ 1,978.2
                                                                                  ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                                               $     -        $     -

Intercompany note payable to KACC, including accrued interest                        2,040.0       1,912.9

Stockholders' equity:
   Common stock, par value $.01, authorized 125,000,000 shares; issued and
      outstanding 79,599,557 and 79,405,333                                               .8            .8
   Additional capital                                                                  537.5         536.8
   Accumulated deficit                                                                (454.3)       (471.1)
   Accumulated other comprehensive income (loss)                                        (1.8)         (1.2)
                                                                                  -----------    ----------
        Total stockholders' equity                                                      82.2          65.3
                                                                                  -----------    ----------
        Total                                                                     $  2,122.2     $ 1,978.2
                                                                                  ===========    ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                                   SCHEDULE I
             CONDENSED STATEMENTS OF INCOME (LOSS) - PARENT COMPANY

                            (In millions of dollars)

                                                                  December 31,
                                                    -----------------------------------------
                                                       2000            1999            1998
                                                    ---------       ---------       ---------
Equity in income of KACC                            $  144.3        $   65.1        $  112.5

Administrative and general expense                       (.4)            (.3)            (.4)

Interest expense                                      (127.1)         (118.9)         (111.5)
                                                    ---------       ---------       ---------
Net income (loss)                                   $   16.8        $  (54.1)       $     .6
                                                    =========       =========       =========

The accompanying notes to condensed financial statements are an integral part of these statements.

                                   SCHEDULE I
               CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY

                            (In millions of dollars)

                                                                                                December 31,
                                                                                 ------------------------------------------
                                                                                     2000            1999           1998
                                                                                 -----------     -----------     ----------
Cash flows from operating activities:
   Net income (loss)                                                             $     16.8      $    (54.1)     $      .6
   Adjustments to reconcile net income to net cash used for operating activities:
        Equity in income of KACC                                                     (144.3)          (65.1)        (112.5)
        Accrued interest on intercompany note payable to KACC                         127.1           118.9          111.5
        Accrued taxes paid                                                             -               -              (3.3)
                                                                                 -----------     -----------     ----------
           Net cash used by operating activities                                        (.4)            (.3)          (3.7)
                                                                                 -----------     -----------     ----------
Cash flows from investing activities:
   Investment in KACC                                                                  -                (.1)           (.1)
                                                                                 -----------     -----------     ----------
           Net cash used by investing activities                                       -                (.1)           (.1)
                                                                                 -----------     -----------     ----------
Cash flows from financing activities:
   Capital stock issued                                                                -                 .1             .1
   Tax allocation payments from KACC                                                   -               -               3.3
   Operating cost advances from KACC                                                    .4               .3             .4
                                                                                 -----------     -----------     ----------
           Net cash provided by financing activities                                    .4               .4            3.8
                                                                                 -----------     -----------     ----------

Net (decrease) increase in cash and cash equivalents during the year                   -               -               -
Cash and cash equivalents at beginning of year                                         -               -               -
                                                                                 -----------     -----------     ----------
Cash and cash equivalents at end of year                                         $     -         $     -         $     -
                                                                                 ===========     ===========     ==========
Supplemental disclosure of non-cash investing activities:
   Non-cash (decrease) increase in investment in KACC                            $     -         $      (.1)     $    (1.7)

The accompanying notes to condensed financial statements are an integral part of these statements.

                                   SCHEDULE I
            NOTES TO CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY

1. BASIS OF PRESENTATION

   Kaiser Aluminum Corporation (the " Company") is a holding company and conducts its operations through its wholly owned subsidiary, Kaiser Aluminum
   & Chemical Corporation ("KACC"), which is reported herein using the equity method of accounting. The accompanying parent company condensed financial statements of the Company should be read in conjunction with the 2000 consolidated financial statements of Kaiser Aluminum Corporation and
   Subsidiary Companies ("Kaiser").

2. INTERCOMPANY NOTE PAYABLE

   The Intercompany Note to KACC, as amended, provides for a fixed interest rate of 65/8% and matures on December 21, 2020. Interest and principal payments are payable over a 15-year term pursuant to a predetermined schedule starting
   December 21, 2006.

3. RESTRICTED NET ASSETS

   The investment in KACC is substantially unavailable to the Company pursuant to the terms of certain debt instruments. The obligations of KACC in respect of the credit facilities under the Credit Agreement are guaranteed by the
   Company and by certain significant subsidiaries of KACC. See Note 8 of Notes to Kaiser's Consolidated Financial Statements.

4. LIQUIDITY/CAPITAL RESOURCES

   KACC has significant near-term debt maturities. KACC's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, the Company's and KACC's near-term liquidity and cash flows will also be affected by the Gramercy incident, net payments for asbestos- related liabilities and possible proceeds from asset dispositions. For discussions of these matters, see Notes 2, 7, 8 and 12 of Notes to Kaiser's Consolidated
   Financial Statements.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KAISER ALUMINUM CORPORATION

       Date:  March 27, 2001       By        /S/ Raymond J. Milchovich
                                   ---------------------------------------------
                                            Raymond J. Milchovich
                                     President, Chief Executive Officer
                                               and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             /S/ Raymond J. Milchovich
       Date:  March 27, 2001       ---------------------------------------------
                                            Raymond J. Milchovich
                                      President, Chief Executive Officer
                                                 and Director
                                       (Principal Executive Officer)

       Date:  March 27, 2001                 /S/ John T. La Duc
                                   ---------------------------------------------
                                              John T. La Duc
                                     Executive Vice President and
                                        Chief Financial Officer
                                     (Principal Financial Officer)

       Date:  March 27, 2001                 /S/ Daniel D. Maddox
                                   ---------------------------------------------
                                                Daniel D. Maddox
                                        Vice President and Controller
                                       (Principal Accounting Officer)

       Date:  March 27, 2001                 /S/ George T. Haymaker, Jr.
                                   ---------------------------------------------
                                               George T. Haymaker, Jr.
                                                Chairman of the Board

       Date:  March 27, 2001                 /S/ Robert J. Cruikshank
                                   ---------------------------------------------
                                               Robert J. Cruikshank
                                                      Director

       Date:  March 27, 2001                 /S/ James T. Hackett
                                   ---------------------------------------------
                                               James T. Hackett
                                                   Director

       Date:  March 27, 2001                 /S/ Charles E. Hurwitz
                                   ---------------------------------------------
                                               Charles E. Hurwitz
                                                    Director

       Date:  March 27, 2001                 /S/ Ezra G. Levin
                                   ---------------------------------------------
                                               Ezra G. Levin
                                                 Director

       Date:  March 27, 2001                 /S/ James D. Woods
                                   ---------------------------------------------
                                              James D. Woods
                                                 Director

                                INDEX OF EXHIBITS

Exhibit
Number                            Description
-------                           -----------
 3.1            Restated Certificate of Incorporation of Kaiser Aluminum
                Corporation ("KAC"), dated February 18, 2000 (incorporated by
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
                (incorporated by reference to Exhibit 4.5 to the Report on Form
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
                No. 1-9447).

 4.34           Eighteenth Amendment to Credit Agreement, dated as of February
                11, 2000, amending the Credit Agreement, dated as of February
                15, 1994, as amended, among KACC, KAC, the financial
                institutions party thereto, and Bank of America, N.A. (successor to BankAmerica Business Credit, Inc.), as Agent (incorporated by reference to Exhibit 4.34 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).

*4.35           Nineteenth Amendment to Credit Agreement, dated as of December
                27, 2000, amending the Credit Agreement, dated as of February
                15, 1994, as amended, among KACC, KAC, the financial
                institutions party thereto, and Bank of America, N.A. (successor to BankAmerica Business Credit, Inc.), as Agent.

*4.36           Twentieth Amendment to Credit Agreement, dated as of January 26,
                2001, amending the Credit Agreement, dated as of February 15,
                1994, as amended, among KACC, KAC, the financial institutions party thereto, and Bank of America, N.A. (successor to
                BankAmerica Business Credit, Inc.), as Agent.

 4.37           Limited Waiver Regarding Repayment of CARIFA Bonds, dated
                February 17, 2000, among KAC, KACC, the financial institutions party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.35 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).

 4.38           Agreement dated August 18, 2000, among KAC, KACC, the financial institutions party to the Credit Agreement dated as of February
                15, 1994, as amended, and Bank of America, N.A., as agent, regarding the Sale of the Center for Technology (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the period ended September 30, 2000, filed by KAC, File No. 1-9447).

 4.39           Intercompany Note between KAC and KACC (incorporated by
                reference to Exhibit 10.10 to the Report on Form 10-K for the
                period ended December 31, 1996, filed by MAXXAM Inc. ("MAXXAM"),
                File No. 1-3924).

 4.40           Confirmation of Amendment of Non-Negotiable Intercompany Note,
                dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the
                period ended December 31, 1996, filed by MAXXAM, File No.
                1-3924).

*4.41           Amendment to Non-Negotiable Intercompany Note, dated as of
                December 11, 2000, between KAC and KACC.

 4.42           Senior Subordinated Intercompany Note between KAC and KACC dated
                February 15, 1994 (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the  period ended December 31, 1993, filed by KAC, File No. 1-9447).

 4.43           Senior Subordinated Intercompany Note between KAC and KACC dated
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

*10.3           Amendment of Tax Allocation Agreement, dated as of March 12,
                2001, between MAXXAM and KACC, amending the Tax Allocation
                Agreement dated as of December 21, 1989.

 10.4           Tax Allocation Agreement, dated as of February 26, 1991, between
                KAC and MAXXAM (incorporated by reference to Exhibit 10.23 to
                Amendment No. 2 to the Registration Statement on Form S-1, dated
                June 11, 1991, filed by KAC, Registration No. 33-37895).

 10.5           Tax Allocation Agreement, dated as of June 30, 1993, between
                KACC and KAC (incorporated by reference to Exhibit 10.3 to the
                Report on Form 10-Q for the quarterly period ended June 30,
                1993, filed by KACC, File No. 1-3605).

                  Executive Compensation Plans and Arrangements
                       [Exhibits 10.6 - 10.36, inclusive]

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
                1997, filed by KAC, File No. 1-9447).

 10.10          Director and Non-Executive Chairman Agreement, dated January 1,
                2000, among KAC, KACC and George T. Haymaker, Jr. (incorporated by reference to Exhibit 10.13 to the Report on Form 10-K for the
                period ended December 31, 1999, filed by KAC, File No. 1-9447).

 10.11          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to George T. Haymaker, Jr.,
                effective January 1, 1998 (incorporated by reference to Exhibit
                10.18 to the Report on Form 10-K for the period ended December
                31, 1998, filed by KAC, File No. 1-9447).

*10.12          Agreement among George T. Haymaker, Jr., KAC and KACC amending
                Time-Based Stock Option Grant.

 10.13          Performance-Accelerated Stock Option Grant pursuant to the
                Kaiser 1997 Omnibus Stock Incentive Plan to George T. Haymaker,
                Jr., effective January 1, 1998 (incorporated by reference to
                Exhibit 10.19 to the Report on Form 10-K for the period ended
                December 31, 1998, filed by KAC, File No. 1-9447).

*10.14          Agreement among George T. Haymaker, Jr., KAC and KACC amending
                Performance-Accelerated Stock Option Grant.

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
                1998, filed by KAC, File No. 1-9447).

*10.18          Agreement among Raymond J. Milchovich, KAC and KACC amending
                1998 Time-Based Stock Option Grant.

 10.19          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to Raymond J. Milchovich
                (incorporated by reference to Exhibit 10.4 to the Report on Form
                10-Q for the period ended September 30, 2000, filed by KAC,
                File No. 1-9447).

*10.20          Agreement among Raymond J. Milchovich, KAC and KACC amending
                1999 Time-Based Stock Option Grant.

 10.21          Restricted Stock Agreement between Raymond J. Milchovich, KAC and KACC pursuant to the Kaiser 1997 Omnibus Stock Incentive
                Plan (incorporated by reference to Exhibit 10.2 to the Report on
                Form 10-Q for the period ended September 30, 2000, filed by KAC,
                File No. 1-9447).

 10.22          Employment Agreement between KACC and John T. La Duc made
                effective for the period from January 1, 1998, to December 31,
                2002 (incorporated by reference to Exhibit 10.5 to the Report on
                Form 10-Q for the quarterly period ended September 30, 1998, filed by KAC, File No. 1-9447).

 10.23          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to John T. La Duc, effective July
                10, 1998 (incorporated by reference to Exhibit 10.6 to the
                Report on Form 10-Q for the quarterly period ended September 30,
                1998, filed by KAC, File No. 1-9447).

 10.24          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to Joseph A. Bonn, effective
                September 9, 1999 (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the period ended June 30, 2000, filed by KAC, File No. 1-9447).

 10.25          Executive Employment Agreement, effective December 1, 1999, between MAXXAM and J. Kent Friedman (incorporated by reference to Exhibit 10.52 to the Report on Form 10-K for the period ended
                December 31, 1999, filed by MAXXAM, File No. 1-3924).

 10.26          Time-Based Stock Option Grant pursuant to the Kaiser 1997
                Omnibus Stock Incentive Plan to J. Kent Friedman, effective
                December 1, 1999 (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the period ended June 30, 2000, filed by KAC, File No. 1-9447).

 10.27          Employment Agreement made and entered into as of September 1,
                1996, by and between KACC and Jack A. Hockema (incorporated by reference to Exhibit 10 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KAC, File
                No. 1-9447).

 10.28          Letter Agreement, dated April 15, 1999, amending the Employment
                Agreement made and entered into as of September 1, 1996, by and between KACC and Jack A. Hockema (incorporated by reference to
                Exhibit 10.26 to the Report on Form 10-K for the period ended
                December 31, 1999, filed by KAC, File No. 1-9447).

 10.29          Description of compensation arrangements among KACC, KAC, and
                Jack A. Hockema (incorporated by reference to Exhibit 10.27 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).

 10.30          Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock
                Incentive Plan to Jack A. Hockema (incorporated by reference to
                Exhibit 10.1 to the Report on Form 10-Q for the period ended
                September 30, 2000, filed by KAC, File No. 1-9447).

 10.31          Letter Agreement, dated July 27, 1998, between KACC and John H.
                Walker (incorporated by reference to Exhibit 10.20 to the Report on Form 10-K for the period ended December 31, 1998, filed by
                KAC, File No. 1-9447).

 10.32          Description of Kaiser Severance Protection and Change of Control
                Benefits Program (incorporated by reference to Exhibit 10.21 to the Report on Form 10-K for the period ended December 31, 1998, filed by KAC, File No. 1-9447).

 10.33          Form of letter agreement with persons granted stock options under the Kaiser 1993 Omnibus Stock Incentive Plan to acquire shares of KAC Common Stock (incorporated by reference to Exhibit
                10.18 to the Report on Form 10-K for the period ended December
                31, 1994, filed by KAC, File No. 1-9447).

 10.34          Form of Enhanced Severance Agreement between KACC and key
                executive personnel (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the period ended September 30,
                2000, filed by KAC, File No. 1-9447).

 10.35          Form of Non-Employee Director Stock Option Agreement pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the period ended June 30, 2000, filed by KAC, File No. 1-9447).

 10.36          Form of Deferred Fee Agreement between KAC, KACC, and directors of KAC and KACC (incorporated by reference to Exhibit 10 to the
                Report on Form 10-Q for the quarterly period ended March 31,
                1998, filed by KAC, File No. 1-9447).

*21             Significant Subsidiaries of KAC.

*23.1           Consent of Independent Public Accountants.

*23.2           Consent of Wharton Levin Ehrmantraut Klein & Nash, P.A.

*23.3           Consent of Heller Ehrman White & McAuliffe LLP.

------------------
*               Filed herewith