Form 10-Q
period 2003-03-31
KAISER ALUMINUM CORP
filed 2003-05-15
CIK 811596

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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
Yes  /X/   No  /   /

      Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).  Yes /   /   No /X/

      At April 30, 2003, the registrant had 80,186,095 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
                             (Debtor-in-Possession)

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                                                      March 31,      December 31,
                                                                                        2003             2002
                                                                                   --------------   ---------------
                                                                                     (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                       $        89.7    $         78.7
   Receivables:
      Trade, less allowance for doubtful receivables of $11.0                              122.2             103.1
      Other                                                                                 40.5              46.4
   Inventories                                                                             247.5             254.9
   Prepaid expenses and other current assets                                                33.4              33.5
                                                                                   --------------   ---------------
      Total current assets                                                                 533.3             516.6

Investments in and advances to unconsolidated affiliates                                    73.4              69.7
Property, plant, and equipment - net                                                       990.8           1,009.9
Other assets                                                                               547.5             629.2
                                                                                   --------------   ---------------

      Total                                                                        $     2,145.0    $      2,225.4
                                                                                   ==============   ===============
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise -
   Current liabilities:
      Accounts payable                                                             $       140.1    $        130.6
      Accrued interest                                                                       3.5               2.9
      Accrued salaries, wages, and related expenses                                         43.9              46.7
      Accrued postretirement medical benefit obligation - current portion                   60.2              60.2
      Other accrued liabilities                                                             49.6              64.2
      Payable to affiliates                                                                 31.2              28.1
      Long-term debt - current portion                                                       1.0                .9
                                                                                   --------------   ---------------
        Total current liabilities                                                          329.5             333.6

   Long-term liabilities                                                                    83.3              86.9
   Long-term debt                                                                           42.6              42.7
                                                                                   --------------   ---------------
                                                                                           455.4             463.2

Liabilities subject to compromise                                                        2,719.8           2,726.0

Minority interests                                                                         122.2             121.8
Commitments and contingencies
Stockholders' equity (deficit):
   Common stock                                                                               .8                .8
   Additional capital                                                                      539.5             539.9
   Accumulated deficit                                                                  (1,447.5)         (1,382.4)
   Accumulated other comprehensive income (loss)                                          (245.2)           (243.9)
                                                                                   --------------   ---------------
      Total stockholders' equity (deficit)                                              (1,152.4)         (1,085.6)
                                                                                   --------------   ---------------
        Total                                                                      $     2,145.0    $      2,225.4
                                                                                   ==============   ===============

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                   (Unaudited)
          (In millions of dollars, except share and per share amounts)

                                                                                             Quarter Ended
                                                                                               March 31,
                                                                                   --------------------------------
                                                                                        2003             2002
                                                                                   --------------   ---------------

Net sales                                                                          $       339.4    $        370.6
                                                                                   --------------   ---------------

Costs and expenses:
   Cost of products sold                                                                   353.3             340.2
   Depreciation and amortization                                                            19.3              22.5
   Selling, administrative, research and development, and general                           24.6              41.2
   Non-recurring operating charges                                                           1.3               1.6
                                                                                   --------------   ---------------
      Total costs and expenses                                                             398.5             405.5
                                                                                   --------------   ---------------

Operating loss                                                                             (59.1)            (34.9)

Other income (expense):
   Interest expense (excluding unrecorded contractual interest expense of
      $23.7 and $12.8, respectively)                                                        (2.6)            (13.5)
   Reorganization items                                                                     (7.4)             (9.6)
   Other - net                                                                              (1.3)              2.1
                                                                                   --------------   ---------------

Loss from continuing operations before income taxes, minority interests and
   discontinued operations                                                                 (70.4)            (55.9)

Provision for income taxes                                                                  (4.7)             (8.0)

Minority interests                                                                           1.9               1.5
                                                                                   --------------   ---------------

Loss from continuing operations                                                            (73.2)            (62.4)
                                                                                   --------------   ---------------

Discontinued operations:
   Loss from operations of curtailed Tacoma facility                                        (1.4)             (1.7)
   Gain from sale of Tacoma facility                                                         9.5              -
                                                                                   --------------   ---------------
Income (loss) from discontinued operations                                                   8.1              (1.7)
                                                                                   --------------   ---------------

Net loss                                                                           $       (65.1)   $        (64.1)
                                                                                   ==============   ===============

Earnings (loss) per share - Basic/Diluted:
   Loss from continuing operations                                                 $        (.91)   $         (.77)
                                                                                   ==============   ===============
   Income (loss) from discontinued operations                                      $         .10    $         (.02)
                                                                                   ==============   ===============
   Net loss                                                                        $        (.81)   $         (.79)
                                                                                   ==============   ===============

Weighted average shares outstanding (000):
   Basic                                                                                  80,311            80,723
   Diluted                                                                                80,311            80,723

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                            (In millions of dollars)

                      For the Quarter Ended March 31, 2003

                                                                                         Accumulated
                                                                                            Other
                                               Common     Additional     Accumulated    Comprehensive
                                                Stock       Capital        Deficit      Income (Loss)       Total
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, December 31, 2002                   $       .8  $     539.9   $    (1,382.4) $         (243.9) $  (1,085.6)

   Net loss                                          -            -            (65.1)            -            (65.1)
   Unrealized net decrease in value of
      derivative instruments arising during
      the period                                     -            -              -                (1.0)        (1.0)
   Reclassification adjustment
      for net realized gains on
      derivative instruments included in
      net loss                                       -            -              -                 (.3)         (.3)
                                                                                                        ------------
   Comprehensive income (loss)                       -            -              -               -            (66.4)

   Restricted stock cancellations                    -           (.6)            -               -              (.6)
   Restricted stock accretion                        -            .2             -               -               .2
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, March 31, 2003                      $       .8  $     539.5   $    (1,447.5) $         (245.2) $  (1,152.4)
                                             =========== ============  ============== ================= ============

                      For the Quarter Ended March 31, 2002

                                                                                         Accumulated
                                                                                            Other
                                               Common     Additional     Accumulated    Comprehensive
                                                Stock       Capital        Deficit      Income (Loss)       Total
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, December 31, 2001                   $       .8  $     539.1   $      (913.7) $          (67.3) $    (441.1)

   Net loss                                          -            -            (64.1)            -            (64.1)
   Unrealized net decrease in value of
      derivative instruments arising
      during the period prior to
      settlement                                     -            -              -               (12.1)       (12.1)
   Reclassification adjustment for
      net realized gains on derivative
      instruments included in net loss               -            -              -                (8.4)        (8.4)
                                                                                                        ------------
   Comprehensive income (loss)                                                                                (84.6)

   Incentive plan and restricted stock
      accretion                                      -            .3             -               -               .3
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, March 31, 2002                      $       .8  $     539.4   $      (977.8) $          (87.8) $    (525.4)
                                             =========== ============  ============== ================= ============

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                                 Quarter Ended
                                                                                                   March 31,
                                                                                            -----------------------
                                                                                               2003         2002
                                                                                            -----------  ----------
Cash flows from operating activities:
   Net loss                                                                                 $    (65.1)  $   (64.1)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
      Depreciation and amortization (including deferred financing costs of $1.2 and $.7,
        respectively)                                                                             20.5        23.2
      Non-cash charges for restructuring charges in 2003 and reorganization items in 2002           .8         5.5
      Gain on sale of Tacoma facility in 2003 and real estate in 2002                             (9.5)       (4.0)
      Equity in (earnings) loss of unconsolidated affiliates, net of distributions                (4.1)       (1.5)
      Minority interests                                                                          (1.9)       (1.5)
      (Increase) decrease in trade and other receivables                                         (13.3)        5.0
      Decrease in inventories                                                                      7.3        13.5
      (Increase) decrease in prepaid expenses and other current assets                            (1.2)       51.1
      Increase in accounts payable and accrued interest                                           12.6        41.6
      Increase (decrease) in payable to affiliates and other accrued liabilities                   8.5       (35.9)
      Decrease in accrued and deferred income taxes                                              (24.0)       (1.5)
      Net cash impact of changes in long-term assets and liabilities                              12.0       (22.4)
      Other                                                                                        3.2        (1.3)
                                                                                            -----------  ----------
        Net cash (used) provided by operating activities                                         (54.2)        7.7
                                                                                            -----------  ----------

Cash flows from investing activities:
   Capital expenditures                                                                           (9.0)       (9.5)
   Net proceeds from dispositions:  primarily Tacoma facility and interests in office
      building complex in 2003; miscellaneous real estate in 2002                                 74.4         4.7
                                                                                            -----------  ----------
        Net cash provided (used) by investing activities                                          65.4        (4.8)
                                                                                            -----------  ----------

Cash flows from financing activities:
   Incurrence of financing costs                                                                   (.2)       (7.3)
                                                                                            -----------  ----------
        Net cash used by financing activities                                                      (.2)       (7.3)
                                                                                            -----------  ----------

Net increase (decrease) in cash and cash equivalents during the period                            11.0        (4.4)
Cash and cash equivalents at beginning of period                                                  78.7       153.3
                                                                                            -----------  ----------
Cash and cash equivalents at end of period                                                  $     89.7   $   148.9
                                                                                            ===========  ==========

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $.4 and $.3, respectively                  $       .7   $     1.9
   Income taxes paid                                                                              28.6         9.1

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
         (In millions of dollars, except prices and per share amounts)

1.    REORGANIZATION PROCEEDINGS

Kaiser Aluminum Corporation ("Kaiser" or the "Company"), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), and 24 of KACC's
subsidiaries have filed separate voluntary petitions in the United States
Bankruptcy Court for the District of Delaware (the "Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"); the Company,
KACC and 15 of KACC's subsidiaries (the "Original Debtors") filed in the first quarter of 2002 and nine additional KACC subsidiaries (the "Additional Debtors")
filed in the first quarter of 2003. The Original Debtors and Additional Debtors are collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the
"Cases." For purposes of this Report, the term "Filing Date" shall mean, with respect to any particular Debtor, the date on which such Debtor filed its Case.
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

The necessity for filing the Cases by the Original Debtors was attributable to the liquidity and cash flow problems of the Company and its subsidiaries arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation (see Note 7) and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

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

The Cases filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that may arise and be enforced by the Pension Benefit Guaranty Corporation
("PBGC") primarily as a result of the Company's failure to meet a $17.0 accelerated funding requirement to its salaried employee retirement plan in
January 2003 (see Note 10 of Notes to Consolidated Financial Statements in the
Company's Form 10-K for the year ended December 31, 2002 for additional information regarding the accelerated funding requirement). From an operating perspective, the filing of the Cases by the additional Debtors had no impact on the Company's day-to-day operations.

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

As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which was set to expire April 30, 2003. A motion to extend the exclusivity period through July 31, 2003, was filed by the Debtors in late April 2003. By filing the motion to extend the exclusivity period, the period is automatically extended until the June 17, 2003 Court hearing date.
As the Debtors' motion to extend the exclusivity period through July 31, 2003 was agreed with by the two creditors' committees in advance of the filing, the Debtors expect the motion to be approved by the Court. Additional extensions are likely to be sought. However, no assurance can be given that such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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
(c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued
presence in those commodities markets that have the potential to generate significant cash at steady-state metal prices. The Company's advisors have developed a preliminary timeline that, assuming the current pace of the Cases continues, could allow the Company to emerge from Chapter 11 in 2004. While no assurances can be given in this regard, the Company's management continues to push for an aggressive pace in advancing the Cases. Continued sales of non-core assets and facilities that are ultimately determined not to be an important part of the reorganized entity are likely. In light of the Company's stated strategy of market leadership and growth in fabricated products and to further the
Company's ultimate planned emergence from Chapter 11, the Company has determined that it is appropriate to explore the possible disposition of one or more of its commodities assets. Any sale of assets would be subject to various prior approvals including, but not limited to, approvals by the Company's Board of
Directors, the Court and the DIP Facility lenders and no assurances can be given that acceptable offers will be received for any assets or that any assets will ultimately be sold. The Company's strategic vision is subject to continuing review in consultation with the Company's stakeholders and may also be modified from time to time as the Cases proceed due to changes in such items as changes in the global markets, changes in the economics of the Company's facilities or changing financial circumstances.

Financial Statement Presentation. The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position
90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the
Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

Financial Information. Condensed consolidating financial statements of the
Debtors and non-Debtors are set forth below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Current assets                           $      373.6  $       39.2   $       120.5  $          -     $       533.3
Investments in subsidiaries and
    affiliates                                1,428.0         202.9              .1         (1,557.6)          73.4
Intercompany receivables (payables)            (976.8)        887.4            89.4             -               -
Property and equipment, net                     592.6          18.5           379.7             -             990.8
Deferred income taxes                           (81.9)         81.9             -               -               -
Other assets                                    538.6            .5             8.4             -             547.5
                                         ------------- -------------  -------------- ---------------- --------------
                                         $    1,874.1  $    1,230.4   $       598.1  $      (1,557.6) $     2,145.0
                                         ============= =============  ============== ================ ==============

Liabilities not subject to compromise -
   Current liabilities                   $      232.0  $       24.2   $        86.8  $         (13.5) $       329.5
   Long-term liabilities                         74.0          16.4            35.5             -             125.9
Liabilities subject to compromise             2,719.8           -               -               -           2,719.8
Minority interests                                 .7           -             103.1             18.4          122.2
Stockholders' equity (deficit)               (1,152.4)      1,189.8           372.7         (1,562.5)      (1,152.4)
                                         ------------- -------------  -------------- ---------------- --------------
                                         $    1,874.1  $    1,230.4   $       598.1  $      (1,557.6) $     2,145.0
                                         ============= =============  ============== ================ ==============

For condensed consolidating balance sheets of the Debtors and non-Debtors as of
December 31, 2002, see Note 1 of Notes to Consolidated Financial Statements in
the Company's Form 10-K for the year ended December 31, 2002.

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net sales                                $      302.9  $       12.4   $        33.7  $          (9.6) $       339.4
                                         ------------- -------------  -------------- ---------------- --------------
Costs and expenses -
   Operating costs and expenses                 354.4           7.4            45.0             (9.6)         397.2
   Non-recurring operating charges                1.3          -                -               -               1.3
                                         ------------- -------------  -------------- ---------------- --------------
                                                355.7           7.4            45.0             (9.6)         398.5
                                         ------------- -------------  -------------- ---------------- --------------
Operating income (loss)                         (52.8)          5.0           (11.3)            -             (59.1)
Interest expense                                 (2.3)          -               (.3)            -              (2.6)
All other income (expense), net                 (11.0)          (.8)             .4              2.7           (8.7)
Provision for income tax and minority
   interests                                     (1.8)         (5.2)            4.2             -              (2.8)
Equity in income of subsidiaries                 (5.3)          -               -                5.3            -
                                         ------------- -------------  -------------- ---------------- --------------
Income (loss) from continuing operations        (73.2)         (1.0)           (7.0)             8.0          (73.2)
Discontinued operations                           8.1           -               -               -               8.1
                                         ------------- -------------  -------------- ---------------- --------------
Net income (loss)                        $      (65.1) $       (1.0)  $        (7.0) $           8.0  $       (65.1)
                                         ============= =============  ============== ================ ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net sales                                $      335.8  $       11.9   $        54.3  $         (31.4) $       370.6
                                         ------------- -------------  -------------- ---------------- --------------
Costs and expenses -
   Operating costs and expenses                 375.2           (.2)           60.3            (31.4)         403.9
   Non-recurring operating charges                1.6           -               -               -               1.6
                                         ------------- -------------  -------------- ---------------- --------------
                                                376.8           (.2)           60.3            (31.4)         405.5
                                         ------------- -------------  -------------- ---------------- --------------
Operating income (loss)                         (41.0)         12.1            (6.0)            -             (34.9)
Interest expense                                (13.1)          -               (.4)            -             (13.5)
All other income (expense), net                  (7.4)         (2.8)             .1              2.6           (7.5)
Provision for income tax and minority
   interests                                     (2.8)         (5.9)            2.2             -              (6.5)
Equity in income of subsidiaries                  1.9           -               -               (1.9)           -
                                         ------------- -------------  -------------- ---------------- --------------
Income (loss) from continuing operations        (62.4)          3.4            (4.1)              .7          (62.4)
Discontinued operations                          (1.7)          -               -               -              (1.7)
                                         ------------- -------------  -------------- ---------------- --------------
Net income (loss)                        $      (64.1) $        3.4   $        (4.1) $            .7  $       (64.1)
                                         ============= =============  ============== ================ ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net cash provided (used) by:
   Operating activities                  $      (61.3) $        -     $         7.1  $          -     $       (54.2)
   Investing activities                          72.1           -              (6.7)            -              65.4
   Financing activities                           (.2)          -               -               -               (.2)
                                         ------------- -------------  -------------- ---------------- --------------
Net (decrease) increase in cash and cash
   equivalents                                   10.6           -                .4             -              11.0
Cash and cash equivalents at beginning
   of period                                     75.5           2.1             1.1             -              78.7
                                         ------------- -------------  -------------- ---------------- --------------
Cash and cash equivalents at end of
   period                                $       86.1  $        2.1   $         1.5  $          -     $        89.7
                                         ============= =============  ============== ================ ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net cash provided (used) by:
   Operating activities                  $       (1.8) $        2.0   $         7.5  $          -     $         7.7
   Investing activities                           2.2           (.1)           (6.9)            -              (4.8)
   Financing activities                          (7.3)          -               -               -              (7.3)
                                         ------------- -------------  -------------- ---------------- --------------
Net (decrease) increase in cash and cash
   equivalents                                   (6.9)          1.9              .6             -              (4.4)
Cash and cash equivalents at beginning
   of period                                    151.6           1.4              .3             -             153.3
                                         ------------- -------------  -------------- ---------------- --------------
Cash and cash equivalents at end of
   period                                $      144.7  $        3.3   $          .9  $          -     $       148.9
                                         ============= =============  ============== ================ ==============

Classification of Liabilities as "Liabilities Not Subject to Compromise" Versus
"Liabilities Subject to Compromise." Liabilities not subject to compromise include: (1) liabilities incurred after the Filing Date of the Cases; (2)
pre-Filing Date liabilities that the Debtors expect to pay in full, including priority tax and employee claims and certain environmental liabilities, even though certain of these amounts may not be paid until a plan of reorganization is approved; and (3) pre-Filing Date liabilities that have been approved for payment by the Court and that the Debtors expect to pay (in advance of a plan of reorganization) over the next twelve-month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreement, and postretirement medical and other costs associated with retirees.

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

The amounts subject to compromise at March 31, 2003 and December 31, 2002 consisted of the following items:

                                                                                    March 31,        December 31,
                                                                                      2003               2002
                                                                                 ---------------   ----------------
Items, absent the Cases, that would have been considered current:
   Accounts payable                                                              $         49.3    $          47.6
   Accrued interest                                                                        44.0               44.0
   Accrued salaries, wages and related expenses(1)                                        159.0               59.0
   Other accrued liabilities (including asbestos liability of $130.0 - Note 7)            149.5              150.6
Items, absent the Cases, that would have been considered long-term:
   Accrued pension benefits                                                               275.2              362.7
   Accrued postretirement medical obligation                                              668.7              672.4
   Long-term liabilities(2)                                                               543.9              559.5
   Debt (Note 5)                                                                          830.2              830.2
                                                                                 ---------------   ----------------
                                                                                 $      2,719.8    $       2,726.0
                                                                                 ===============   ================

(1)     Accrued salaries, wages and related expenses represent estimated minimum pension contributions that, absent the Cases, would have otherwise been payable. Amounts for the period ended March 31, 2003 include approximately $100.0 associated with special liquidity payment requirements for January 2003 and April 2003 that were not made. As previously disclosed, the Company does not currently expect to make any pension contributions in respect of its domestic pension plans. See Note
        10 of Notes to Consolidated Financial Statements in the Company's Form
        10-K for the year ended December 31, 2002 for additional information about non-payment of pension contributions.
(2)     Long-term liabilities include environmental liabilities of $22.7 at
        March 31, 2003 and $21.7 at December 31, 2002 (Note 7) and asbestos liabilities of $480.1 at March 31, 2003 and December 31, 2002 (Note 7).

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

Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarters ended March 31,
2003 and 2002, reorganization items were as follows:

                                                                            2003                2002
                                                                       --------------     -----------------
Professional fees                                                      $         7.6      $            3.7
Accelerated amortization of certain deferred financing costs                     -                     4.5
Interest income                                                                  (.2)                  (.4)
Other                                                                            -                     1.8
                                                                       --------------     -----------------
                                                                       $         7.4      $            9.6
                                                                       ==============     =================

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

2.    GENERAL

This Quarterly Report on Form 10-Q should be read in conjunction with the
Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31,
2003.

Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period including the weighted average impact of the shares of Common Stock issued during the year from the date(s) of issuance.
However, earnings (loss) per share may not be meaningful, because as a part of a plan of reorganization, it is likely that the interests of the Company's existing stockholders will be diluted or cancelled.

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

See Note 2 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2002 and Note 8 for additional information regarding derivative financial instruments.

3.    INVENTORIES

The classification of inventories is as follows:

                                                                March 31,       December 31,
                                                                  2003              2002
                                                             ---------------  ----------------
Finished fabricated aluminum products                        $         25.2   $          28.1
Primary aluminum and work in process                                   77.6              71.2
Bauxite and alumina                                                    62.6              72.9
Operating supplies and repair and maintenance parts                    82.1              82.7
                                                             ---------------  ----------------
      Total                                                  $        247.5   $         254.9
                                                             ===============  ================

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

As a part of the reorganization process, the Company concluded that it was in its best interest to reject the BPA contract as permitted by the Code. As such, with the authorization of the Court, the Company rejected the BPA contract on
September 30, 2002. The contract rejection gives rise to a pre-petition claim
(see Note 1). The BPA has filed a proof of claim for approximately $75.0 in connection with the Cases in respect of the contract rejection. The claim is expected to be settled in the overall context of the Debtors' plan of reorganization. Accordingly, any payments that may be required as a result of the rejection of the BPA contract are expected to only be made pursuant to a plan of reorganization and upon the Company's emergence from the Cases. The amount of the BPA claim will be determined either through a negotiated settlement, litigation or a computation of prevailing power prices over the contract period. As the amount of the BPA's claim in respect of the contract rejection has not been determined, no provision has been made for the claim in the accompanying financial statements. KACC has entered into a rolling short-term contract with an alternate supplier to provide the power necessary to operate its Trentwood facility.

In January 2003, the Company announced the indefinite curtailment of the Mead facility. The curtailment of the Mead facility was due to the continuing unfavorable market dynamics, specifically unattractive long-term power prices and weak primary aluminum prices - both of which are significant impediments for an older smelter with higher-than-average operating costs. The Mead facility is expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. The restart of a portion of KACC's Mead facility would require the purchase of additional power from available sources. For KACC to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that KACC will operate the Mead facility in the near future. If
KACC were to restart all or a portion of its Mead facility, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Mead facility would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices.
See Note 5 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2002, for a discussion of the Northwest smelters 2002 impairment charge.

In January 2003, the Court approved the sale of the Tacoma facility to the Port of Tacoma. The sale closed in February 2003. See Note 9 for additional discussion on the sale of the Tacoma facility.

5.    LONG-TERM DEBT

Debt consists of the following:

                                                                                       March 31,      December 31,
                                                                                         2003             2002
----------------------------------------------------------------------------------  ---------------  --------------
Secured:
   Post-Petition Credit Agreement                                                   $         -      $         -
   8 1/4% Alpart CARIFA Loans due 2007                                                        22.0            22.0
   7.6% Solid Waste Disposal Revenue Bonds due 2027                                           19.0            19.0
   Other borrowings (fixed rate)                                                               2.6             2.6
Unsecured (reflected as Liabilities Subject to Compromise):
   9 7/8% Senior Notes due 2002, net                                                         172.8           172.8
   10 7/8% Senior Notes due 2006, net                                                        225.0           225.0
   12 3/4% Senior Subordinated Notes due 2003                                                400.0           400.0
   Other borrowings (fixed and variable rates)                                                32.4            32.4
                                                                                    ---------------  --------------
Total                                                                                        873.8           873.8

Less - Current portion                                                                         1.0              .9
       Pre-Filing Date claims included in liabilities subject to compromise
          (Note 1)                                                                           830.2           830.2
                                                                                    ---------------  --------------
Long-term debt                                                                      $         42.6   $        42.7
                                                                                    ===============  ==============

DIP Facility. On February 12, 2002, the Company and KACC entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP Facility"). The Court signed a final order approving the DIP
Facility in March 2002. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super-priority status with respect to certain of the Additional Debtors' assets. The DIP
Facility provides for a secured, revolving line of credit through the earlier of
February 12, 2004, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, KACC is able to borrow amounts by means of revolving credit advances and to have issued for its benefit letters of credit (up to $125.0) in an aggregate amount equal to the lesser of
$300.0 or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by the Company and certain significant subsidiaries of KACC. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC's option. The DIP
Facility requires KACC to comply with certain financial covenants and places restrictions on the Company's and KACC's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. As of March 31, 2003, $116.0 was available to the Company under the
DIP Facility (of which $73.6 could be used for additional letters of credit) and no borrowings were outstanding under the revolving credit facility. During March
2003, the Company obtained a waiver from the lenders in respect of its compliance with a financial covenant covering the four-quarter period ending
March 31, 2003. The waiver was of limited duration and would have lapsed on June
29, 2003. In May 2003, the Company obtained an extension and modification of the
March 2003 limited waiver for the financial covenant for the four-quarter period ending June 30, 2003. The May 2003 waiver will lapse on September 30, 2003. The
Company is working with the lenders to complete an amendment that would incorporate the May 2003 limited waiver and also modify the financial covenant for periods subsequent to June 30, 2003. As part of this amendment, the Company also plans to request that, among other things, the lenders extend the DIP
Facility past its current February 2004 expiration and increase the amount of credit available under the DIP Facility. The Company believes that such an amendment will be agreed with the DIP Facility lenders not later than June 2003.
While absolute assurances cannot be given in respect of the Company's ability to successfully obtain the necessary covenant modification, based on discussions with the DIP Facility lenders and the fact that there are currently no outstanding borrowings and only a limited amount of letters of credit outstanding under the DIP facility, the Company believes that acceptable modifications are likely to be obtained.

6.    INCOME TAXES

The income tax provisions of $4.7 and $8.0 for the quarters ended March 31, 2003 and 2002, respectively, relate primarily to foreign income taxes. For the quarters ended March 31, 2003 and 2002, as a result of the Cases, the Company did not recognize any U.S. income tax benefit for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2003 and 2002 were fully offset by increases in valuation allowances. See Note 9 of Notes to Consolidated Financial Statements
in the Company's Form 10-K for the year ended December 31, 2002 for additional information regarding the Deferred Tax Assets and Valuation Allowances.

In March 2003, the Company paid approximately $22.0 in settlement of certain foreign tax matters in respect of a number of prior periods.

7.    COMMITMENTS AND CONTINGENCIES

Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with the plan of reorganization.

Commitments. KACC has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 8), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by Queensland Alumina
Limited ("QAL"). These obligations are scheduled to expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. KACC's share of the aggregate minimum amount of required future principal payments at December 31,
2002, was $49.0 which matures as follows: $32.0 in July 2003 and $17.0 in 2006.
During July 2002, KACC made payments of approximately $29.5 to QAL to fund
KACC's share of QAL's scheduled debt maturities. KACC's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $95.0 - $103.0 per year over the past three years. KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey Aluminium
Limited.

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

Rental expenses were $38.3, $41.0 and $42.5 for the years ended December 31,
2002, 2001 and 2000, respectively.

KACC had a long-term liability, net of estimated subleases income, on the Kaiser
Center office complex in Oakland, California, in which KACC had not maintained offices for a number of years, but for which it was responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. The
Company also held an investment in certain notes issued by the owners of the building (which were included in Other Assets). In October 2002, the Company entered into a contract to sell its interests in the office complex. As the contract amount was less than the asset's net carrying value, the Company recorded a non-cash impairment charge in 2002 of approximately $20.0. The sale was approved by the Court in February 2003 and closed in March 2003. Net cash proceeds were approximately $61.1.

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

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31,
2003, the balance of such accruals was $59.7 (of which $22.7 was included in
Liabilities subject to compromise - see Note 1). These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $.6 to $12.3 for the years 2003 through 2007 and an aggregate of approximately $33.3 thereafter.

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

Asbestos Contingencies. KACC has been one of many defendants in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not sold for more than 20 years. As of the initial Filing Date, approximately 112,000 claims were pending. The lawsuits are currently stayed by the Cases.

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

The Company has accrued a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed through 2011. At
March 31, 2003, the balance of such accrual was $610.1, all of which was included in Liabilities subject to compromise (see Note 1). The Company's estimate is based on the Company's view, at March 31, 2003, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, the Company expects that the plan of reorganization process may require an estimation of
KACC's entire asbestos-related liability, which may go beyond 2011, and that such costs could be substantial.

The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with carriers exist. The timing and amount of future recoveries from these insurance carriers will depend on the pendency of the Cases and on the resolution of any disputes regarding coverage under the applicable insurance policies. The Company believes that substantial recoveries from the insurance carriers are probable and additional amounts may be recoverable in the future if additional claims are added. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, KACC filed suit in San Francisco
Superior Court against a group of its insurers, which suit was thereafter split into two related actions. Additional insurers were added to the litigation in
2000 and 2002. During October 2001, the court ruled favorably on a number of policy interpretation issues, one of which was affirmed in February 2002 by an intermediate appellate court in response to a petition from the insurers. The rulings did not result in any changes to the Company's estimates of its current or future asbestos-related insurance recoveries. The trial court held a trial on certain policy interpretation issues during March 2003 but has not yet issued its rulings. The trial court may hear additional issues from time to time. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from its insurers is critical to a successful plan of reorganization and KACC's long-term liquidity.

The following tables present historical information regarding KACC's asbestos-related balances and cash flows:

                                                                March 31,          December 31,
                                                                  2003                 2002
---------------------------------------------------------   -----------------   ------------------
Liability                                                   $          610.1    $           610.1
Receivable (included in Other assets)(1)                               476.9                484.0
                                                            -----------------   ------------------
                                                            $          133.2    $           126.1
                                                            =================   ==================

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that
      KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC's aggregate insurance coverage. As of March 31, 2003 and December 31, 2002, $17.6 and $24.7,
      respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by KACC in the future.

                                                                     Quarter
                                                                      Ended              Inception
                                                                 March 31, 2003           To Date
-------------------------------------------------------------   -----------------   ------------------
Payments made, including related legal costs                    $          -        $           355.7
Insurance recoveries                                                         7.1                252.2
                                                                -----------------   ------------------
                                                                $           (7.1)   $           103.5
                                                                =================   ==================

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

Labor Matters. In connection with the United Steelworkers of America ("USWA")
strike and subsequent lock-out by KACC, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the
National Labor Relations Board ("NLRB") by the USWA. As previously disclosed,
KACC has responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against
KACC by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. In May 2002, the administrative law judge ruled against KACC in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of proposed award and is not self-executing. The USWA has filed a proof of claim for $240.0 in the Cases in respect of this matter. The NLRB also filed a proof of claim in respect of this matter. The NLRB claim was for $117.0, including interest of approximately
$18.0. Depending on the ultimate amount of any interest due and amount of offsetting employee earnings and other factors, if the USWA ultimately were to prevail it is possible that the amount of the award could exceed $100.0. It is also possible that the Company may ultimately prevail on appeal and that no loss will occur.

The Company continues to believe that the allegations are without merit and will vigorously defend its position. KACC has appealed the ruling of the administrative law judge to the full NLRB. The general counsel of the NLRB and the USWA have cross-appealed. Any outcome from the NLRB appeal would be subject to additional appeals in a United States Circuit Court of Appeals by the general counsel of the NLRB, the USWA or KACC. This process could take several years.
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

2003. The Company has entered into hedging transactions with respect to a portion of its 2003 fuel oil and natural gas requirements. As of March 31, 2003,
KACC held option contracts which cap the price that KACC would have to pay for substantially all of KACC's exposure to fuel oil requirements for the second through fourth quarter of 2003 (2.0 million barrels). In addition, as of March
31, 2003, KACC held option contracts for substantially all of its natural gas requirements for May 2003 and June 2003. The carrying/market value as of March
31, 2003 of the fuel oil option contracts was $.8 and natural gas option contracts was $.3 (included in Prepaid expenses and other current assets).

The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

As of March 31, 2003, KACC had sold forward substantially all for 2003 and a vast majority for 2004 of the alumina available to it in excess of its projected internal smelting requirements at prices indexed to future prices of primary aluminum.

2002. Because the agreements underlying KACC's hedging positions provided that the counterparties to the hedging contracts could liquidate KACC's hedging positions if KACC filed for reorganization, KACC chose to liquidate these positions in advance of the Filing Date. Proceeds from the liquidation totaled approximately $42.2. A net gain of $23.3 associated with these liquidated positions was deferred and is being recognized over the period during which the underlying transactions to which the hedges related are expected to occur. The net gain upon liquidation consisted of: gains of $30.2 for aluminum contracts and losses of $5.0 for Australian dollars and $1.9 for energy contracts. As of
March 31, 2003, the remaining unamortized amount was approximately a net loss of
$1.6.

9.    DISCONTINUED OPERATIONS

The Company has previously disclosed that, in connection with the development of a plan of reorganization, it conducted a study of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. When the Company received the preliminary results of the study, it analyzed the findings and met with the USWA and other parties prior to making its determination as to the appropriate action(s). The outcome of the study and the Company's ongoing work on developing a plan of reorganization led the
Company to conclude that the Tacoma facility, whose aluminum smelting operations had been curtailed since the last half of 2000, could not compete with the much larger, newer and more efficient smelters, generally located outside the United
States. As a result, the Company entered into an agreement, which was approved by the Court in January 2003, to sell the Tacoma facility to the Port of Tacoma
(the "Port"). Gross proceeds from the sale, before considering approximately
$4.0 of proceeds being held in escrow pending the resolution of certain environmental and other issues, were approximately $12.1. The Port also agreed to assume the on-site environmental remediation obligations. The sale closed in
February 2003. The sale resulted in a pre-tax gain of approximately $9.5. In accordance with Statement of Financial Accounting Standards No. 144, Accounting
for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the
operating results of the Tacoma facility for the quarters ended March 31, 2003 and 2002 and the gain from the sale of the Tacoma facility have been reported as discontinued operations in the accompanying Statements of Consolidated Income
(Loss). The balances and operating results associated with the Tacoma facility were previously included in the Primary Aluminum business segment.

10.   OTHER INCOME (EXPENSE) AND NON-RECURRING ITEMS

Non-Recurring Operating Charges. The income (loss) impact associated with non-recurring operating charges for the quarters ended March 31, 2003 and 2002, were related to restructuring activities.

Restructuring charges of $1.3 in 2003 consist of employee benefit costs associated with 17 salaried job eliminations during the first quarter of 2003 resulting from the Mead facility's indefinite curtailment (see Note 4 - Primary
Aluminum business unit). The 2002 restructuring charges of $1.6 consisted primarily of third-party costs associated with cost reduction initiatives at the
Bauxite and alumina business unit.

Other Income (Expense). Other income (expense), other than interest expense, for the quarter ended March 31, 2003 included approximately $1.7 of adverse foreign currency exchange impacts associated with a foreign tax settlement. Other income
(expense), other than interest expense, for the quarter ended March 31, 2002 included a gain of $4.0 from the sale, in the ordinary course of business, of certain non-operating property. Proceeds from the sale totaled $4.5.

11.   VALCO RELATED MATTERS

The amount of power made available to the Company's 90%-owned Volta Aluminium
Company ("Valco") by the Volta River Authority ("VRA") depends in large part on the level of the lake that is the primary source for generating the hydroelectric power used to supply the smelter. The level of the lake is primarily a function of the level of annual rainfall and the alternative
(non-Valco) uses of the power generated, as directed by the VRA. The Company has previously disclosed that Valco's power allocation was reduced in January 2003 resulting in the curtailment of two of its three operating potlines. In connection with such curtailments, $6.9 million of employee end-of-service benefits were paid resulting in $4.3 million of charges (included in Cost of products sold) in the first quarter of 2003.

As previously disclosed, the lake level has been at or near a record low level.
Based on the level of the lake and the rate at which it had been declining, the
Company believed that curtailment of Valco's last remaining operating potline was inevitable. Accordingly, on May 5, 2003, the Company voluntarily curtailed the last operating potline. Voluntary curtailment of the last operating potline:
(1) is expected to provide Valco with an opportunity to run a greater number of potlines later in 2003 once the annual rainy season has replenished the lake level and Valco's 2004 power allocation is known (although no assurances can be provided in this regard) and (2) offers the VRA and the Government of Ghana
("GoG") a contribution toward conservation of the water supply to improve their ability to meet Valco's power needs later in the year as well as meet the near-term needs of the rest of Ghana.

The Company is still evaluating the financial impacts of the curtailment, including potential charges and cash requirements for affected Valco employees.
The net cash impact of such curtailment is expected to be offset, in part, by a reduction in working capital. Excluding special items, the impact of the additional curtailment on ongoing operating income is expected to be modest.

Valco has met with the GoG and the VRA and anticipates such discussions will continue in respect of the current and future power situations. Valco has objected to the power curtailments and expects to seek appropriate compensation from the GoG. In addition, Valco and the Company have filed for arbitration with the International Chamber of Commerce in Paris against both the GoG and the VRA.
However, no assurances can be given as to the ultimate success of any such actions. Valco and the Company do not expect the voluntary curtailment of the last operating potline to have any adverse impact on the pending arbitrations or negotiations with the VRA and GoG.

12.   INTERIM OPERATING SEGMENT INFORMATION

The Company uses a portion of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The accounting policies of the segments are the same as those described in Note 2 of Notes to
Consolidated Financial Statements in the Company's Form 10-K for the year ended
December 31, 2002. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense. See Note 16 of Notes to Consolidated Financial
Statements in the Company's Form 10-K for the year ended December 31, 2002.

Financial information by operating segment for the quarters ended March 31, 2003 and 2002 is as follows:

                                                                                      2003               2002
                                                                                 --------------    ----------------
Net Sales:
   Bauxite and Alumina:
      Net sales to unaffiliated customers                                        $       135.6     $         113.6
      Intersegment sales                                                                  10.3                23.2
                                                                                 --------------    ----------------
                                                                                         145.9               136.8
                                                                                 --------------    ----------------
   Primary Aluminum:
      Net sales to unaffiliated customers                                                 30.8                71.0
      Intersegment sales                                                                   -                   1.7
                                                                                 --------------    ----------------
                                                                                          30.8                72.7
                                                                                 --------------    ----------------
   Flat-Rolled Products                                                                   44.1                48.3
   Engineered Products                                                                   102.9               103.8
   Commodities Marketing (Note 8)                                                          2.0                11.0
   Minority Interests                                                                     24.0                22.9
   Eliminations                                                                          (10.3)              (24.9)
                                                                                 --------------    ----------------
                                                                                 $       339.4     $          370.6
                                                                                 ==============    ================
Operating income (loss):
   Bauxite and Alumina                                                           $       (24.2)    $          (3.2)
   Primary Aluminum (Note 9)                                                             (13.6)               (1.4)
   Flat-Rolled Products                                                                   (4.5)               (9.9)
   Engineered Products                                                                     (.6)                3.3
   Commodities Marketing (Note 8)                                                          1.2                10.7
   Eliminations                                                                            2.5                  .5
   Corporate and Other                                                                   (18.6)              (33.3)
   Non-Recurring Operating Charges (Note 10)                                              (1.3)               (1.6)
                                                                                 --------------    ----------------
                                                                                 $       (59.1)    $         (34.9)
                                                                                 ==============    ================
Depreciation and amortization:
   Bauxite and Alumina                                                           $         9.9     $           9.8
   Primary Aluminum                                                                        2.2                 5.3
   Flat-Rolled Products                                                                    2.9                 3.9
   Engineered Products                                                                     3.1                 3.2
   Corporate and Other                                                                     1.2                  .3
                                                                                 --------------    ----------------
                                                                                 $        19.3     $          22.5
                                                                                 ==============    ================

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
Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and Part I, Item 1. "Business - Factors Affecting Future Performance" in the
Company's Annual Report on Form 10-K for the year ended December 31, 2002, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

REORGANIZATION PROCEEDINGS

The Company, its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation
("KACC"), and 24 of KACC's subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Court")
for reorganization under Chapter 11 of the United States Bankruptcy Code (the
"Code"); the Company, KACC and 15 of KACC's subsidiaries (the "Original
Debtors") filed in the first quarter of 2002 and nine additional KACC subsidiaries (the "Additional Debtors") filed in the first quarter of 2003. The
Original Debtors and Additional Debtors are collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of this Report, the term "Filing
Date" shall mean, with respect to any particular Debtor, the date on which such
Debtor filed its Case. None of KACC's non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.

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

As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which was set to expire April 30, 2003. A motion to extend the exclusivity period through July 31, 2003, was filed by the Debtors in late April 2003. By filing the motion to extend the exclusivity period, the period is automatically extended until the June 17, 2003 Court hearing date.
As the Debtors' motion to extend the exclusivity period through July 31, 2003 was agreed with by the two creditors' committees in advance of the filing, the Debtors expect the motion to be approved by the Court. Additional extensions are likely to be sought. Extensions of this nature are believed to be routine in complex cases such as the Debtors' Cases. However, no assurance can be given that such future requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

The Company expects that, when the Debtors ultimately file a plan of reorganization, it will reflect the Company's strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage, improved cost structure and competitive strength, (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products specifically with a financial structure that provides financial flexibility, including access to capital markets, for accretive acquisitions,
(c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors, and (d) a company with continued
presence in those commodities markets that have the potential to generate significant cash at steady-state metal prices. The Company's advisors have developed a preliminary timeline that, assuming the current pace of the Cases continues, could allow the Company to emerge from Chapter 11 in 2004. While no assurances can be given in this regard, the Company's management continues to push for an aggressive pace in advancing the Cases. Continued sales of non-core assets and facilities that are ultimately determined not to be an important part of the reorganized entity are likely. In light of the Company's stated strategy of market leadership and growth in fabricated products and to further the
Company's ultimate planned emergence from Chapter 11, the Company has determined that it is appropriate to explore the possible disposition of one or more of its commodities assets. Any sale of assets would be subject to various prior approvals including, but not limited to, approvals by the Company's Board of
Directors, the Court and the DIP Facility lenders and no assurances can be given that acceptable offers will be received for any assets or that any assets will ultimately be sold. The Company's strategic vision is subject to continuing review in consultation with the Company's stakeholders and may also be modified from time to time as the Cases proceed due to changes in such items as changes in the global markets, changes in the economics of the Company's facilities or changing financial circumstances.

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

RECENT EVENTS AND DEVELOPMENTS

Liquidity/Negative Cash Flow. Cash and cash equivalents increased $11.0 million during the first quarter of 2003. The net increase resulted from cash generated from investing activities of $65.4 million (see Notes 7 and 10 of Notes to
Interim Consolidated Financial Statements) offset by cash used in operating activities ($54.2 million) and financing activities ($.2 million). The $54.2 million of cash and cash equivalents used by operating activities included the following items not typically considered part of the Company's normal recurring operating rate: (a) asbestos-related insurance recoveries of $7.1 million, (b) a foreign income tax payment related to prior periods of $22.0 million, (c) end of service benefit payments totaling approximately $6.9 million in connection with the Company's 90%-owned Volta Aluminium Company Limited ("Valco") potline curtailments (see below), and (d) net cash outflows for Valco's production costs during the first quarter of 2003 which were not offset by cash receipts from sales as, for logistical reasons, shipments were planned to occur on a quarterly basis, but the first shipment did not occur until early April 2003
(approximately $11.0 million).

During 2002, the Company experienced a net decrease in cash and cash equivalents of $74.6 million; $49.6 million of which was used in operating activities and
$25.0 million of which was used in investing and financing activities. The $49.6 million of cash and cash equivalents used in operations included several items not typically considered part of the Company's normal recurring operations including: (a) asbestos-related insurance recoveries of $23.3 million, (b)
approximately $30.0 million of funding to Queensland Alumina Limited ("QAL") in respect of QAL's scheduled debt maturities, and (c) foreign income tax payments related to prior year activities of $8.0 million.

The balance of the cash and cash equivalents used in operating activities
(approximately $21.4 million during the first quarter of 2003 and $34.9 million during 2002) resulted from a combination of adverse market factors in the business segments in which the Company operates including (a) primary aluminum prices that were below long-term averages, (b) a weak demand for fabricated metal products, particularly aerospace products, and (c) higher than average power, fuel oil and natural gas prices.

Despite the foregoing, the Company's liquidity (cash and cash equivalents plus unused credit availability under the DIP Facility) has remained strong, averaging approximately $200.0 million during the first quarter of 2003.
However, no assurances can be given that recent improvements in primary aluminum price and fabricated product demand will be sustained or that the Company's liquidity will not erode for other reasons.

Valco Operating Level. The amount of power made available to Valco by the Volta
River Authority ("VRA") depends in large part on the level of the lake that is the primary source for generating the hydroelectric power used to supply the smelter. The level of the lake is primarily a function of the level of annual rainfall and the alternative (non-Valco) uses of the power generated, as directed by the VRA.

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
In connection with such curtailments, $6.9 million of employee end-of-service benefits were paid resulting in $4.3 million of charges (included in Cost of products sold) in the first quarter of 2003. As of April 30, 2003, Valco was operating only one of its five potlines.

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

As previously disclosed, the lake level has been at or near a record low level.
Based on the level of the lake and the rate at which it had been declining, the
Company believed that curtailment of Valco's last remaining operating potline was inevitable. Accordingly, on May 5, 2003, the Company voluntarily curtailed the last operating potline. Voluntary curtailment of the last operating potline:
(1) is expected to provide Valco with an opportunity to run a greater number of potlines later in 2003 once the annual rainy season has replenished the lake level and Valco's 2004 power allocation is known (although no assurances can be provided in this regard) and (2) offers the VRA and GoG a contribution toward conservation of the water supply to improve their ability to meet Valco's power needs later in the year as well as meet the near-term needs of the rest of
Ghana. Valco and the Company do not expect the voluntary curtailment of the last operating potline to have any adverse impact on the pending arbitrations or negotiations with the VRA and GoG.

The Company is still evaluating the financial impacts of the curtailment, including potential charges and cash requirements for affected Valco employees.
The net cash impact of such curtailment is expected to be offset, in part, by a reduction in working capital. Excluding special items, the impact of the additional curtailment on ongoing operating income is expected to be modest.

Pension Related Matters. The Company's 2003 operating results are expected to be adversely impacted by substantially higher pension-related expenses than those experienced in 2002 (see Note 10 of Notes to Consolidated Financial Statements
in the Company's Form 10-K for the year ended December 31, 2002 for further information regarding higher pension-related expenses in 2003). Before considering any special pension-related charges that may occur in 2003, pension-related expenses for 2003 are expected to be approximately $48.0 million, more than $20.0 million higher than comparable 2002 pension-related expenses. Higher pension-related expenses during the first quarter of 2003 adversely impacted the operating results of all business units. Further, the
Company did not make certain accelerated funding payments ($17.0 million in
January 2003 and $83.0 million in April 2003) to its salaried employee retirement plan. Nor did the Company make required minimum quarterly contributions in respect of its other domestic pension plans. As previously disclosed, the Company does not currently expect to make any pension contributions in respect to its domestic pension plans during the pendency of the Cases as it believes that virtually all amounts are pre-Filing Date obligations.

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

Indefinite Curtailment of Mead Facility. In January 2003, the Company announced the indefinite curtailment of the Mead facility. The curtailment of the facility was due to the continuing unfavorable market dynamics, specifically unattractive long-term power prices and weak primary aluminum prices, both of which are significant impediments for an older smelter with higher-than-average operating costs. The Mead facility is expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. See Note 4 of Notes to Interim
Consolidated Financial Statements and Note 5 of Notes to Consolidated Financial
Statements in the Company's Form 10-K for the year ended December 31, 2002 for additional discussion of the Mead curtailment.

RESULTS OF OPERATIONS

As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters ended March 31, 2003 and 2002. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 16 of Notes to Consolidated
Financial Statements in the Company's Form 10-K for the year ended December 31,
2002, for further information regarding segments.

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

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                   (Unaudited)
              (In millions of dollars, except shipments and prices)

                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                       2003              2002
                                                                                  --------------    ---------------
Shipments:  (000 tons)
   Alumina
      Third Party                                                                         750.7              625.2
      Intersegment                                                                         62.5              134.9
                                                                                  --------------    ---------------
        Total Alumina                                                                     813.2              760.1
                                                                                  --------------    ---------------
   Primary Aluminum
      Third Party                                                                          21.6               51.3
      Intersegment                                                                          -                  1.1
                                                                                  --------------    ---------------
        Total Primary Aluminum                                                             21.6               52.4
                                                                                  --------------    ---------------
   Flat-Rolled Products                                                                    10.2               12.5
                                                                                  --------------    ---------------
   Engineered Products                                                                     30.6               29.3
                                                                                  --------------    ---------------
Average Realized Third Party Sales Price:
   Alumina (per ton)                                                              $         172     $          169
   Primary Aluminum (per pound)                                                   $         .65     $          .63
Net Sales:
   Bauxite and Alumina
      Third Party (includes net sales of bauxite)                                 $       135.6     $        113.6
      Intersegment                                                                         10.3               23.2
                                                                                  --------------    ---------------
        Total Bauxite and Alumina                                                         145.9              136.8
                                                                                  --------------    ---------------
   Primary Aluminum
      Third Party                                                                          30.8               71.0
      Intersegment                                                                          -                  1.7
                                                                                  --------------    ---------------
        Total Primary Aluminum                                                             30.8               72.7
                                                                                  --------------    ---------------
   Flat-Rolled Products                                                                    44.1               48.3
   Engineered Products                                                                    102.9              103.8
   Commodities Marketing (Note 8)                                                           2.0               11.0
   Minority Interests                                                                      24.0               22.9
   Eliminations                                                                           (10.3)             (24.9)
                                                                                  --------------    ---------------
      Total Net Sales                                                             $       339.4     $        370.6
                                                                                  ==============    ===============

Operating Income (Loss):
   Bauxite and Alumina                                                            $       (24.2)    $         (3.2)
   Primary Aluminum (Note 9)                                                              (13.6)              (1.4)
   Flat-Rolled Products                                                                    (4.5)              (9.9)
   Engineered Products                                                                      (.6)               3.3
   Commodities Marketing (Note 8)                                                           1.2               10.7
   Eliminations                                                                             2.5                 .5
   Corporate and Other                                                                    (18.6)             (33.3)
   Non-Recurring Operating Charges (Note 10)                                               (1.3)              (1.6)
                                                                                  --------------    ---------------
      Total Operating Income (Loss)                                               $       (59.1)    $        (34.9)
                                                                                  ==============    ===============
Net Loss                                                                          $       (65.1)    $        (64.1)
                                                                                  ==============    ===============
Capital Expenditures                                                              $         9.0     $          9.5
                                                                                  ==============    ===============

OVERVIEW
The Company's operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes 2 and 8 of Notes to Interim
Consolidated Financial Statements for a discussion of KACC's hedging activities.

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

During the quarter ended March 31, 2002, the average London Metal Exchange transaction price ("LME price") per pound of primary aluminum was $.63 per pound. During the quarter ended March 31, 2003, the average LME price was $.63 per pound. The average LME price for primary aluminum for the week ended April
25, 2003 was $.61 per pound.

QUARTER ENDED MARCH 31, 2003, COMPARED TO QUARTER ENDED MARCH 31, 2002

SUMMARY
The Company reported a net loss of $65.1 million, or $.81 of basic loss per common share, for the quarter ended March 31, 2003, compared to a net loss of
$64.1 million, or $.79 of basic loss per common share, for the same period of
2002.

Net sales in the first quarter of 2003 totaled $339.4 million compared to $370.6 million in the first quarter of 2002.

Bauxite and Alumina. Third party net sales of alumina for the quarter ended
March 31, 2003, increased 22% as compared to the same period in 2002, due to a
20% increase in third party shipments and a 2% increase in third party average realized prices. Third party shipments were up primarily due to reduced intersegment requirements resulting from Valco's curtailment of two additional potlines during January 2003 (see "Recent Events and Developments -- Valco
Operating Level" above). The increase in average realized prices was due to an increase in primary aluminum market prices to which the Company's third-party alumina sales contracts are linked.

Intersegment net sales of alumina for the quarter ended March 31, 2003 decreased
56% as compared to the same period in 2002 primarily as the result of reduced shipments to the Primary aluminum business unit caused by Valco's potline curtailments discussed above.

Segment operating loss (before non-recurring items) for the quarter ended March
31, 2003 was worse than the comparable period in 2002. The primary reason for the period-to-period decrease in operating income was approximately $20.0 million of higher energy costs during the first quarter of 2003. This impact was only partially offset by the net increase in shipments and increase in average realized prices discussed above. Segment operating loss for 2002 excluded non-recurring restructuring charges of $1.6 million resulting from cost reduction initiatives.

Primary Aluminum. Third party net sales of primary aluminum decreased 57% for the first quarter of 2003 as compared to the same period in 2002 as a result of a 58% decrease in third party shipments offset by a 3% increase in third party average realized prices. The decrease in third party shipments is primarily due to the curtailment of the Valco operating potlines discussed above as well as the fact that for logistical reasons, while operating at a one potline rate,
Valco only planned to ship materials on a quarterly basis, however, the first shipment in 2003 did not occur until early April 2003. The increase in the average realized prices was primarily due to the increase in primary aluminum market prices.

Segment operating loss (before non-recurring items) for the quarter ended March
31, 2003, was worse than the comparable period in 2002. The primary reasons for the decrease were the decrease in net shipments discussed above and approximately $4.3 million of charges for end-of-service benefits at Valco associated with the January 2003 potline curtailments discussed above. The foregoing was only partially offset by the increase in average realized prices and lower depreciation expense (approximately $3.0 million) resulting from the
2002 year-end impairment of the Mead smelter assets. Segment operating loss for
2003 excludes non-recurring restructuring charges of $1.3 million resulting from the Mead facility indefinite curtailment (see Note 10 of Notes to Interim
Consolidated Financial Statements).

Flat-Rolled Products. Net sales of flat-rolled products decreased by 9% during the first quarter 2003 as compared to 2002, as an 18% decrease in shipments was offset partially by a 12% increase in average realized prices. Current period shipments were lower than first quarter 2002 shipments as a result of the exit of the can lid and tab stock and brazing sheet products in the second quarter of
2002 offset, in part, by increased demand for general engineering and aerospace heat-treat products. The increase in the average realized prices was primarily due to the impact of the shift in product mix in mid-2002 (i.e. to higher value-added product lines).

Segment operating loss for the quarter ended March 31, 2003, was lower than the comparable period in 2002 primarily due to reductions in overhead and other operating costs as a result of cost cutting initiatives offset in part by the decrease in shipments and approximately $1.0 million of higher energy costs.

Engineered Products. Net sales of engineered products were essentially unchanged during the first quarter 2003 as compared to 2002, as a 5% decrease in average realized prices was offset by a 4% increase in product shipments. The decrease in average realized prices was primarily due to erosion in overall product prices resulting from continuing weak overall market conditions. The increase in product shipments was primarily the result of increased ground transportation shipments (other than auto) and general engineering shipments due to modest improvement in market demand.

The decrease in segment operating income for the quarter ended March 31, 2003, as compared to the comparable period in 2002 was primarily due to the price and volume factors discussed above and increased energy costs of approximately $2.0 million.

Commodities Marketing. In 2003, net sales for this segment represents net settlements with third-party brokers for maturing derivative positions. In 2002, net sales for this segment primarily represents recognition of deferred gains from hedges closed prior to the commencement of the Cases. Gains or losses associated with these liquidated positions were deferred in Other comprehensive income and are being recognized as income and costs over the original hedging periods as the underlying purchases/sales occur.

Segment operating income for the quarter ended March 31, 2003, decreased compared to the comparable period in 2002 due to the prevailing market prices during the first quarter of 2003 versus the higher prices implicit in the liquidation of the positions in January 2002.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses in 2003 were lower than in 2002 due in part to a decrease in payroll-related costs resulting from 2002 salaried job eliminations. Also, corporate expenses in 2002 included special pension settlement charges of approximately $10.6 million. See Note 10 of Notes to
Consolidated Financial Statements in the Company's Form 10-K for the year ended
December 31, 2002 for a discussion of the special pension settlement charges in
2002.

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

Operating Activities. Operating activities used $54.2 million of cash during the quarter ended March 31, 2003. This compares with the quarter ended March 31,
2002, when operating activities provided cash of $7.7 million. The $54.2 million of cash and cash equivalents used in operations in the quarter ended March 31,
2003 included several items not typically considered part of the Company's normal recurring operating rate: (a) asbestos-related insurance recoveries of
$7.1 million, (b) a foreign income tax payment related to prior periods of $22.0 million, (c) end of service benefits payments totaling approximately $6.9 million in connection with the Valco potline curtailments and (d) net cash outflows for Valco's production costs which were not offset by cash receipts from sales as, for logistical reasons, shipments were planned to occur on a quarterly basis, but the first shipment did not occur until early April 2003
(approximately $11.0 million). The balance of the cash and cash equivalents
($21.4 million) resulted from a combination of adverse market factors in the business segments in which the Company operates including: (a) primary aluminum prices that are below long-term averages, (b) a weak demand for fabricated metal products, particularly aerospace products, and (c) higher than average power, fuel oil and natural gas prices. The cash and cash equivalents provided by operations in the quarter ended March 31, 2002 resulted primarily from the timing of payments due to the Cases.

Investing Activities. Capital expenditures during the quarter ended March 31,
2003 were $9.0 million. The 2003 capital expenditures were incurred to improve production efficiency and reduce operating costs at the Company's facilities.
Total consolidated capital expenditures are expected to be between $35.0 and
$80.0 million per annum in each of 2003 and 2004 (of which approximately 20% is expected to be funded by the Company's minority partners in certain foreign joint ventures). The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, the Company's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

Financing Activities and Liquidity. On February 12, 2002, the Company and KACC
entered into the DIP Facility which provides for a secured, revolving line of credit through the earlier of February 12, 2004, the effective date of a plan of reorganization or voluntary termination by the Company. The Court signed a final order approving the DIP Facility in March 2002. In March 2003, certain of the
Additional Debtors were added as co-guarantors and the DIP Facility lenders received super priority status with respect to certain of the Additional
Debtors' assets. KACC is able to borrow under the DIP Facility by means of revolving credit advances and to issue letters of credit (up to $125.0 million)
in an aggregate amount equal to the lesser of $300.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement.
The DIP Facility is guaranteed by the Company and certain significant subsidiaries of KACC. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC's option. During March 2003, the
Company obtained a waiver from the lenders in respect of its compliance with a financial covenant covering the four-quarter period ending March 31, 2003. The waiver was of limited duration and would have lapsed on June 29, 2003. In May
2003, the Company obtained an extension and modification of the March 2003 limited waiver for the financial covenant for the four-quarter period ending
June 30, 2003. The May 2003 waiver will lapse on September 30, 2003. The Company is working with the lenders to complete an amendment that would incorporate the
May 2003 limited waiver and also modify the financial covenant for periods subsequent to June 30, 2003. As a part of this amendment, the Company also plans to request that, among other things, the lenders extend the DIP Facility past its current February 2004 expiration and increase the amount of credit available under the DIP Facility. The Company believes that such an amendment will be agreed with the DIP Facility lenders not later than June 2003. While absolute assurances cannot be given in respect of the Company's ability to successfully obtain the necessary covenant modification, based on discussions with the DIP
Facility lenders and the fact that there are currently no outstanding borrowings and only a limited amount of letters of credit outstanding under the DIP
Facility, the Company believes that acceptable modifications are likely to be obtained.

The Company and KACC currently believe that the cash and cash equivalents of
$89.7 million at March 31, 2003, cash flows from operations, cash proceeds from the sale of assets that are ultimately determined not to be an important part of the reorganized entity and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its obligations during the pendency of the Cases. At April 30, 2003, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $51.3 million. As of April 30, 2003, $116.2 million (of which $73.7 million could be used for additional letters of credit)
was available to the Company under the DIP Facility and cash and cash equivalents were approximately $99.5 million.

CAPITAL STRUCTURE
MAXXAM Inc. ("MAXXAM") and one of its wholly owned subsidiaries collectively own approximately 62% of the Company's Common Stock, with the remaining approximately 38% of the Company's Common Stock being publicly held. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the interests of the stockholders. However, it is likely that all or a portion of MAXXAM's interests will be diluted or cancelled as a part of a plan of reorganization.

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

   1. The fact that the consolidated financial statements as of (and for the quarter ending) March 31, 2003 have been prepared on a "going concern"
      basis in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and do not
      include possible impacts arising in respect of the Cases.

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

      b.Additional pre-Filing Date claims may be identified through the proof of claim reconciliation process and may arise in connection with actions taken by the Debtors in the Cases. For example, while the Debtors consider rejection of the Bonneville Power Administration ("BPA")
        contract to be in the Company's best long-term interests, such rejection may increase the amount of pre-Filing Date claims by approximately $75.0 million based on the BPA's proof of claim filed in connection with the
        Cases in respect of the contract rejection.

      c.As more fully discussed below, the amount of pre-Filing Date claims ultimately allowed by the Court in respect of contingent claims and benefit obligations may be materially different from the amounts reflected in the Interim Consolidated Financial Statements.

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

   2. The Company's judgments and estimates with respect to commitments and contingencies; in particular: (a) future asbestos related costs and obligations as well as estimated insurance recoveries, and (b) possible liability in respect of claims of unfair labor practices ("ULPs") which were not resolved as a part of the Company's September 2000 labor settlement.

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

      The Company has two potentially material contingent obligations that are subject to significant uncertainty and variability in their outcome: (a)
      the United Steelworkers of America's ("USWA") ULP claim, and (b) the net obligation in respect of asbestos-related matters. Both of these matters are discussed in Note 7 of Notes to Interim Consolidated Financial
      Statements and it is important that you read this note.

      As more fully discussed in Note 7, we have not accrued any amount in our
      March 31, 2003 financial statements in respect of the USWA ULP matter as we do not consider the contingent loss to be "probable." The possible range of loss in this matter is in the $100.0 million to $250.0 million range based on the proof of claims filed by the National Labor Relations
      Board ("NLRB") and USWA in connection with the Company's and KACC's reorganization proceedings. This matter is not currently stayed by the
      Cases. However, as previously stated, seeing this matter to its ultimate outcome could take several years. Further, any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any payments that may ultimately be required in respect of this matter would only be paid upon or after the
      Company's emergence from the Cases.

      Also, as more fully discussed in Note 7, KACC is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during their employment or association with KACC or by exposure to products containing asbestos last produced or sold by KACC more than 20 years ago.
      It is difficult to predict the number of claims that will ultimately be made against KACC or the settlement value of such claims. As of March 31,
      2003, KACC had recorded an obligation for approximately $610.1 million in respect of pending and an estimate of possible future asbestos claims through 2011. The Company did not accrue for amounts past 2011 because the
      Company believed that significant uncertainty existed in trying to estimate any such amounts. However, it is possible that a different number of claims will be made through 2011 and that the settlement amounts during this period may differ and that this will cause the actual amounts to differ materially from the Company's estimate. Further, the Company expects that, during its reorganization process, an estimate will have to be made in respect of its exposure to asbestos-related claims after 2011 and that such amounts could be substantial. Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. However, during the pendency of the Cases, KACC expects additional asbestos claims will be asserted as part of the claims process. A separate creditors' committee representing the interests of the asbestos claimants has been appointed.
      The Debtors' obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

      The Company believes that KACC has insurance coverage in respect of its asbestos-related exposures and that substantial recoveries in this regard are probable. At March 31, 2003, KACC had recorded a receivable for approximately $476.9 million in respect of expected insurance recoveries related to existing claims and the estimate future claims through 2011.
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

      See Note 7 of Notes to Interim Consolidated Financial Statements for a
      more complete discussion of these matters.

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

      Please refer to Note 10 of Notes to Consolidated Financial Statements in
      the Company's Form 10-K for the year ended December 31, 2002 for information regarding the Company's pension and post-retirement obligations. Actual results may differ from the assumptions made in computing the estimated March 31, 2003 obligations and such differences may be material.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
In a new regulation issued in January 2003, the Securities and Exchange
Commission adopted amendments to existing rules requiring disclosure of all material off-balance sheet contractual arrangements. The amendments require the
Company to provide explanations of its off-balance sheet arrangements in a separately captioned subsection of the Management's Discussion and Analysis
("MD&A") section of the Company's Annual Reports on Form 10-K and Quarterly
Reports on Form 10-Q. Although such items are already fully disclosed in the
Company's Commitments and Contingencies notes (see Note 7 of Notes to Interim
Consolidated Financial Statements and Note 12 of Notes to Consolidated Financial
Statements in the Company's Form 10-K for the year ended December 31, 2002), the principle of the amendments is that the Company should disclose, in a single section, information regarding: (1) its obligations and commitments to make future payments, such as debt and lease agreements and (2) material off-balance sheet arrangements and their material effects on the Company's financial condition, results of operations, liquidity, etc. in a tabular format.

The following summarizes the Company's significant contractual obligations at
March 31, 2003 (dollars in millions):

                                                                                 Payments due in
                                                            --------------------------------------------------------
                                                               Less than       2 - 3          4 - 5       More than
           Contractual Obligations                Total         1 Year         Years          Years        5 years
--------------------------------------------  ------------- -------------- -------------  ------------- ------------
Long-term debt, including capital lease of
   $2.6(a)                                    $       43.6  $         1.0  $        1.0   $       22.6  $      19.0
Operating leases                                      32.4            9.7          10.2            6.6          5.9
                                              ------------- -------------- -------------  ------------- ------------

Total cash contractual obligations            $       76.0  $        10.7  $       11.2   $       29.2  $      24.9
                                              ============= ============== =============  ============= ============

(a)     See Note 5 of Notes to Interim Consolidated Financial Statements for
        information in respect of long-term debt. Long-term debt obligations exclude debt subject to compromise of approximately $830.2 million which amounts will be dealt with in connection with a plan of reorganization.
        See Notes 1 and 5 of Notes to Interim Consolidated Financial Statements
        for additional information about debt subject to compromise.

The following paragraphs summarize the Company's off-balance sheet arrangements.

KACC owns a 20% interest in QAL, which owns one of the largest and most competitive alumina refineries in the world, located in Queensland, Australia.
QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. KACC currently sells its share of QAL's production to third parties. The shareholders, including KACC, purchase bauxite from another QAL shareholder under long-term purchase contracts. These tolling and purchase contracts are scheduled to expire in 2008.
Under the agreements, KACC is unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. KACC's share of the aggregate minimum amount of future principal payments at March 31, 2003 is
$49.0 million, which matures as follows: $32.0 million in 2003 and $17.0 million in 2006. KACC's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $95.0 million and $103.0 million per year over the past three years.

The Company has agreements to supply alumina to and to purchase aluminum from
Anglesey Aluminium Limited, a 49.0% owned aluminum smelter in Holyhead, Wales.

As of March 31, 2003, outstanding letters of credit under the DIP Facility were approximately $51.4 million, all which expire within the next twelve months. The letters of credit relate to environmental, insurance, trade credit and other activities. Approximately $15.3 million of the letters of credit are in respect of the Company's 65% share of the $22.0 million Alpart CARIFA financing (see
Note 5 of Notes to Interim Consolidated Financial Statements) which are reflected in the debt maturities table above. As such, that portion of the letters of credit is duplicative of the obligation reflected in the table above.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 2 and 8 of Notes to Interim Consolidated Financial
Statements, KACC historically has utilized hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate KACC's exposure to changes in foreign currency exchange rates. However, because the agreements underlying
KACC's hedging positions provided that the counterparties to the hedging contracts could liquidate KACC's hedging positions if KACC filed for reorganization, KACC chose to liquidate these positions in advance of the initial Filing Date. KACC has only completed limited hedging activities since the Filing Date (see below). The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

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

KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. During December 2002 and the first quarter of 2003, KACC entered into hedging transactions with respect to a portion of its 2003 fuel oil and natural gas requirements. As of March 31, 2003, KACC held option contracts which cap the price that KACC would have to pay for 2.0 million barrels of fuel oil in
2003. This amount of fuel oil represents substantially all of KACC's exposure to fuel oil requirements for the second through fourth quarter of 2003. In addition, as of March 31, 2003, KACC held option contracts hedging substantially all of its May 2003 and June 2003 natural gas requirements.

Based on an average April 2003 fuel oil price (per barrel) of approximately
$19.59, the Company estimates the fuel oil hedges will have a modest adverse impact on pre-tax operating income in the second quarter of 2003.

Based on an average April 2003 natural gas settlement price (per mcf) of approximately $5.12, the natural gas hedges will have a modest adverse impact on pretax operating income for May and June 2003.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3. "LEGAL PROCEEDINGS" in the Company's Form
10-K for the year ended December 31, 2002 for information concerning material legal proceedings with respect to the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        *4.1    Waiver Letter with Respect to Post-Petition Credit Agreement, dated March 24, 2003, among Kaiser Aluminum & Chemical
                Corporation , Kaiser Aluminum Corporation, the financial
                institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent.

        *99.1   Certification of Jack A. Hockema pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

        *99.2   Certification of John T. La Duc pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K.

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

        No other Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

---------------------------
*  Filed herewith.

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

Dated:  May 14, 2003

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

Date:   May 14, 2003                        /s/ Jack A. Hockema
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

Date:  May 14, 2003                             /s/ John T. La Duc
                                                    John T. La Duc
                                                    Chief Financial Officer