Form 10-Q
period 2003-06-30
KAISER ALUMINUM CORP
filed 2003-08-14
CIK 811596

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

      At July 31, 2003, the registrant had 80,186,095 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
                             (Debtor-in-Possession)

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                            (In millions of dollars)

                                                                                      June 30,       December 31,
                                                                                        2003             2002
                                                                                   --------------   ---------------
                                                                                     (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                       $        83.9    $         78.7
   Receivables:
      Trade, less allowance for doubtful receivables of $11.0                              111.6             103.1
      Other                                                                                 38.5              46.4
   Inventories                                                                             227.1             254.9
   Prepaid expenses and other current assets                                                44.2              33.5
                                                                                   --------------   ---------------
      Total current assets                                                                 505.3             516.6

Investments in and advances to unconsolidated affiliates                                    77.4              69.7
Property, plant, and equipment - net                                                       983.1           1,009.9
Other assets                                                                               536.9             629.2
                                                                                   --------------   ---------------

      Total                                                                        $     2,102.7    $      2,225.4
                                                                                   ==============   ===============
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise -
   Current liabilities:
      Accounts payable                                                             $       145.2    $        130.6
      Accrued interest                                                                       3.5               2.9
      Accrued salaries, wages, and related expenses                                         44.6              46.7
      Accrued postretirement medical benefit obligation - current portion                   60.2              60.2
      Other accrued liabilities                                                             49.0              64.2
      Payable to affiliates                                                                 41.7              28.1
      Long-term debt - current portion                                                       1.1                .9
                                                                                   --------------   ---------------
        Total current liabilities                                                          345.3             333.6

   Long-term liabilities                                                                    81.8              86.9
   Long-term debt                                                                           42.4              42.7
                                                                                   --------------   ---------------
                                                                                           469.5             463.2

Liabilities subject to compromise                                                        2,722.7           2,726.0

Minority interests                                                                         122.8             121.8
Commitments and contingencies
Stockholders' equity (deficit):
   Common stock                                                                               .8                .8
   Additional capital                                                                      539.6             539.9
   Accumulated deficit                                                                  (1,508.9)         (1,382.4)
   Accumulated other comprehensive income (loss)                                          (243.8)           (243.9)
                                                                                   --------------   ---------------
      Total stockholders' equity (deficit)                                              (1,212.3)         (1,085.6)
                                                                                   --------------   ---------------
        Total                                                                      $     2,102.7    $      2,225.4
                                                                                   ==============   ===============

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                   (Unaudited)
          (In millions of dollars, except share and per share amounts)

                                                                      Quarter Ended             Six Months Ended
                                                                        June 30,                    June 30,
                                                                ------------------------    ------------------------
                                                                   2003         2002           2003         2002
                                                                -----------  -----------    ----------  ------------

Net sales                                                       $    358.4   $    386.3     $   697.8   $     756.9
                                                                -----------  -----------    ----------  ------------

Costs and expenses:
   Cost of products sold                                             366.6        362.5         719.9         702.7
   Depreciation and amortization                                      18.1         22.5          37.4          45.0
   Selling, administrative, research and development, and
      general                                                         27.4         29.3          52.0          70.5
   Non-recurring operating charges (benefits), net                     (.7)         7.5            .6           9.1
                                                                -----------  -----------    ----------  ------------
      Total costs and expenses                                       411.4        421.8         809.9         827.3
                                                                -----------  -----------    ----------  ------------

Operating loss                                                       (53.0)       (35.5)       (112.1)        (70.4)

Other income (expense):
   Interest expense (excluding unrecorded contractual
      interest expense of $23.7 for both quarters and
      $47.4 and $36.5 for the six-month periods, respectively)        (2.7)        (2.5)         (5.3)        (16.0)
   Reorganization items                                               (7.4)        (6.5)        (14.8)        (16.1)
   Other - net                                                         (.4)          .4          (1.7)          2.5
                                                                -----------  -----------    ----------  ------------

Loss from continuing operations before income taxes,
   minority interests and discontinued operations                    (63.5)       (44.1)       (133.9)       (100.0)

Benefit (provision) for income taxes                                    .3         (6.4)         (4.4)        (14.4)

Minority interests                                                     2.0          1.4           3.9           2.9
                                                                -----------  -----------    ----------  ------------

Loss from continuing operations                                      (61.2)       (49.1)       (134.4)       (111.5)
                                                                -----------  -----------    ----------  ------------

Discontinued operations:
   Loss from operations of curtailed Tacoma facility                   (.2)        (1.3)         (1.6)         (3.0)
   Gain from sale of Tacoma facility                                    -            -            9.5            -
                                                                -----------  -----------    ----------  ------------
Income (loss) from discontinued operations                             (.2)        (1.3)          7.9          (3.0)
                                                                -----------  -----------    ----------  ------------

Net loss                                                        $    (61.4)  $    (50.4)    $  (126.5)  $    (114.5)
                                                                ===========  ===========    ==========  ============

Earnings (loss) per share - Basic/Diluted:
   Loss from continuing operations                              $     (.76)  $     (.61)    $   (1.68)  $     (1.38)
                                                                ===========  ===========    ==========  ============
   Income (loss) from discontinued operations                   $       -    $     (.02)    $     .10   $      (.04)
                                                                ===========  ===========    ==========  ============
   Net loss                                                     $     (.76)  $     (.63)    $   (1.58)  $     (1.42)
                                                                ===========  ===========    ==========  ============

Weighted average shares outstanding (000):
   Basic/Diluted                                                    80,186       80,604        80,248        80,663

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                            (In millions of dollars)

                     For the Six Months Ended June 30, 2003

                                                                                         Accumulated
                                                                                            Other
                                               Common     Additional     Accumulated    Comprehensive
                                                Stock       Capital        Deficit      Income (Loss)       Total
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, December 31, 2002                   $       .8  $     539.9   $    (1,382.4) $         (243.9) $  (1,085.6)

   Net loss                                          -            -           (126.5)            -           (126.5)
   Unrealized net increase in value of
      derivative instruments arising during
      the period (including net increase in
      value of $1.6 for the quarter ended
      June 30, 2003)                                 -            -              -                  .6           .6
   Reclassification adjustment
      for net realized gains on
      derivative instruments included in
      net loss (including net realized gains
      of $.2 for the quarter ended June
      30, 2003)                                      -            -              -                 (.5)         (.5)
                                                                                                        ------------
   Comprehensive income (loss)                       -            -              -               -           (126.4)

   Restricted stock cancellations                    -           (.6)            -               -              (.6)
   Restricted stock accretion                        -            .3             -               -               .3
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, June 30, 2003                       $       .8  $     539.6   $    (1,508.9) $         (243.8) $  (1,212.3)
                                             =========== ============  ============== ================= ============

                     For the Six Months Ended June 30, 2002

                                                                                         Accumulated
                                                                                            Other
                                               Common     Additional     Accumulated    Comprehensive
                                                Stock       Capital        Deficit      Income (Loss)       Total
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, December 31, 2001                   $       .8  $     539.1   $      (913.7) $          (67.3) $    (441.1)

   Net loss                                          -            -           (114.5)            -           (114.5)
   Unrealized net decrease in value of
      derivative instruments arising
      during the period prior to
      settlement                                     -            -              -               (12.1)       (12.1)
   Reclassification adjustment for
      net realized gains on derivative
      instruments included in net loss
      (including net realized gains of $6.5
      for the quarter ended June 30, 2002)           -            -              -               (14.9)       (14.9)
                                                                                                        ------------
   Comprehensive income (loss)                                                                               (141.5)

   Incentive plan and restricted stock
      accretion                                      -            .6             -               -               .6
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, June 30, 2002                       $       .8  $     539.7   $    (1,028.2) $          (94.3) $    (582.0)
                                             =========== ============  ============== ================= ============

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                            -----------------------
                                                                                               2003         2002
                                                                                            -----------  ----------
Cash flows from operating activities:
   Net loss                                                                                 $   (126.5)  $  (114.5)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
      Depreciation and amortization (including deferred financing costs of $2.5 and $1.7,
        respectively)                                                                             39.9        46.7
      Non-cash charges for restructuring charges in 2003; restructuring charges and
        reorganization items in 2002                                                                .8        11.4
      Gain on sale of Tacoma facility in 2003 and real estate in 2002                             (9.5)       (4.0)
      Equity in earnings of unconsolidated affiliates, net of distributions                       (8.4)       (6.9)
      Minority interests                                                                          (3.9)       (2.9)
      (Increase) decrease in trade and other receivables                                           (.6)        5.9
      Decrease in inventories                                                                     27.8        28.1
      (Increase) decrease in prepaid expenses and other current assets                           (10.3)       34.2
      Increase in accounts payable and accrued interest                                           16.9        26.2
      Increase (decrease) in payable to affiliates and other accrued liabilities                  22.4       (29.5)
      Decrease in accrued and deferred income taxes                                              (35.8)       (2.0)
      Net cash impact of changes in long-term assets and liabilities                              31.9        13.0
      Other                                                                                        6.0        (4.6)
                                                                                            -----------  ----------
        Net cash (used) provided by operating activities                                         (49.3)        1.1
                                                                                            -----------  ----------

Cash flows from investing activities:
   Net proceeds from dispositions:  primarily Tacoma facility and interests in office
      building complex in 2003; miscellaneous real estate in 2002                                 75.1        20.3
   Capital expenditures                                                                          (19.2)      (19.9)
                                                                                            -----------  ----------
        Net cash provided by investing activities                                                 55.9          .4
                                                                                            -----------  ----------

Cash flows from financing activities:
   Incurrence of financing costs                                                                  (1.4)       (7.5)
                                                                                            -----------  ----------
        Net cash used by financing activities                                                     (1.4)       (7.5)
                                                                                            -----------  ----------

Net increase (decrease) in cash and cash equivalents during the period                             5.2        (6.0)
Cash and cash equivalents at beginning of period                                                  78.7       153.3
                                                                                            -----------  ----------
Cash and cash equivalents at end of period                                                  $     83.9   $   147.3
                                                                                            ===========  ==========

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $.7 and $.6, respectively                  $      2.0   $     2.3
   Income taxes paid                                                                              40.2        15.6

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

In October 2002, the Court set January 31, 2003 as the last date by which holders of pre-Filing Date claims against the Original Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) could file their claims. Any holder of a claim that was required to file a claim by such date and did not do so may be barred from asserting such claim against any of the Original Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. Because the Company has not had sufficient time to analyze the proofs of claim to determine their validity, no provision has been included in the accompanying financial statements for claims that have been filed. The January 31, 2003 bar date does not apply to asbestos-related personal injury claims, for which the Original
Debtors reserve the right to establish a separate bar date at a later time. A separate bar date for certain hearing loss claims, which was originally set for
June 30, 2003, has been extended to September 30, 2003.

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

Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. In July
2003, the Debtors asked the Court to approve the appointment of a committee of salaried retirees (the "1114 Committee") with whom the Debtors can discuss necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The
Debtors expect that the appointed committees, together with the legal representative for potential future asbestos claimants that has been appointed in the Cases, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the committees and the legal representative for potential future asbestos claimants, including those of their counsel and other advisors.

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

As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which was set to expire July 31, 2003. A motion to extend the exclusivity period through October 31, 2003, was filed by the
Debtors in late July 2003. By filing the motion to extend the exclusivity period, the period is automatically extended until the September 22, 2003 Court hearing date. As the Debtors' motion to extend the exclusivity period through
October 31, 2003 was agreed with by the creditors' committees in advance of the filing, the Debtors expect the motion to be approved by the Court. Additional extensions are likely to be sought. However, no assurance can be given that such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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
(c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued
presence in those commodities markets that have the potential to generate significant cash at steady-state metal prices. The Company's advisors have developed a preliminary timeline that, assuming the current pace of the Cases continues, could allow the Company to emerge from Chapter 11 in 2004. While no assurances can be given in this regard, the Company's management continues to push for an aggressive pace in advancing the Cases. Continued sales of non-core assets and facilities that are ultimately determined not to be an important part of the reorganized entity are likely. In light of the Company's stated strategy of market leadership and growth in fabricated products and to further the
Company's ultimate planned emergence from Chapter 11, the Company has determined that it is appropriate to explore the possible disposition of one or more of its commodity assets. The Company, through its financial advisor, has been in contact with a number of parties with possible interest in the commodity assets and has provided a number of parties certain information pursuant to confidentiality agreements. While no commodity asset sales are currently imminent, it is possible that one or more sales may occur in late 2003 or the first half of 2004. Any sale of assets would be subject to various prior approvals including, but not limited to, approvals by the Company's Board of
Directors, the Court and the DIP Facility lenders and no assurances can be given that acceptable offers will be received for any assets or that any assets will ultimately be sold. The Company's strategic vision is subject to continuing review in consultation with the Company's stakeholders and may also be modified from time to time as the Cases proceed due to changes in such items as changes in the global markets, changes in the economics of the Company's facilities or changing financial circumstances.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Current assets                           $      365.3  $       28.1   $       111.9  $          -     $       505.3
Investments in subsidiaries and
   affiliates                                 1,428.0         205.0              .1         (1,555.7)          77.4
Intercompany receivables (payables), net       (990.4)        897.6            92.8             -               -
Property and equipment, net                     583.6          18.3           381.2             -             983.1
Deferred income taxes                           (81.9)         81.9             -               -               -
Other assets                                    528.7            .4             7.8             -             536.9
                                         ------------- -------------  -------------- ---------------- --------------
                                         $    1,833.3  $    1,231.3   $       593.8  $      (1,555.7) $     2,102.7
                                         ============= =============  ============== ================ ==============

Liabilities not subject to compromise -
   Current liabilities                   $      244.8  $       23.5   $        90.5  $         (13.5) $       345.3
   Long-term liabilities                         77.4          16.4            30.4             -             124.2
Liabilities subject to compromise             2,722.7           -               -               -           2,722.7
Minority interests                                 .7           -             104.3             17.8          122.8
Stockholders' equity (deficit)               (1,212.3)      1,191.4           368.6         (1,560.0)      (1,212.3)
                                         ------------- -------------  -------------- ---------------- --------------
                                         $    1,833.3  $    1,231.3   $       593.8  $      (1,555.7) $     2,102.7
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

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net sales                                $      324.7  $       12.1   $        25.4  $          (3.8) $       358.4
                                         ------------- -------------  -------------- ---------------- --------------
Costs and expenses -
   Operating costs and expenses                 371.8           4.9            39.2             (3.8)         412.1
   Non-recurring operating charges
      (benefits), net                             (.7)         -                -               -               (.7)
                                         ------------- -------------  -------------- ---------------- --------------
                                                371.1           4.9            39.2             (3.8)         411.4
                                         ------------- -------------  -------------- ---------------- --------------
Operating income (loss)                         (46.4)          7.2           (13.8)            -             (53.0)
Interest expense                                 (2.6)          -               (.1)            -              (2.7)
All other income (expense), net                  (7.3)         (3.6)             .3              2.8           (7.8)
Benefit (provision) for income tax and
   minority interests                             (.8)         (2.0)            5.1             -               2.3
Equity in income of subsidiaries                 (4.1)          -               -                4.1            -
                                         ------------- -------------  -------------- ---------------- --------------
Income (loss) from continuing operations        (61.2)          1.6            (8.5)             6.9          (61.2)
Discontinued operations                           (.2)          -               -               -               (.2)
                                         ------------- -------------  -------------- ---------------- --------------
Net income (loss)                        $      (61.4) $        1.6   $        (8.5) $           6.9  $       (61.4)
                                         ============= =============  ============== ================ ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net sales                                $      350.9  $       11.1   $        50.0  $         (25.7) $       386.3
                                         ------------- -------------  -------------- ---------------- --------------
Costs and expenses -
   Operating costs and expenses                 378.2           7.9            53.9            (25.7)         414.3
   Non-recurring operating charges                7.5           -               -               -               7.5
                                         ------------- -------------  -------------- ---------------- --------------
                                                385.7           7.9            53.9            (25.7)         421.8
                                         ------------- -------------  -------------- ---------------- --------------
Operating income (loss)                         (34.8)          3.2            (3.9)            -             (35.5)
Interest expense                                 (2.1)          -               (.4)            -              (2.5)
All other income (expense), net                  (5.7)         (2.8)            (.1)             2.5           (6.1)
Benefit (provision) for income tax and
   minority interests                             (.9)         (4.5)             .4             -              (5.0)
Equity in income of subsidiaries                 (5.6)          -               -                5.6            -
                                         ------------- -------------  -------------- ---------------- --------------
Income (loss) from continuing operations        (49.1)         (4.1)           (4.0)             8.1          (49.1)
Discontinued operations                          (1.3)          -               -               -              (1.3)
                                         ------------- -------------  -------------- ---------------- --------------
Net income (loss)                        $      (50.4) $       (4.1)  $        (4.0) $           8.1  $       (50.4)
                                         ============= =============  ============== ================ ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net sales                                $      627.6  $       24.5   $        59.1  $         (13.4) $       697.8
                                         ------------- -------------  -------------- ---------------- --------------
Costs and expenses -
   Operating costs and expenses                 726.2          12.3            84.2            (13.4)         809.3
   Non-recurring operating charges
      (benefit), net                               .6           -               -               -                .6
                                         ------------- -------------  -------------- ---------------- --------------
                                                726.8          12.3            84.2            (13.4)         809.9
                                         ------------- -------------  -------------- ---------------- --------------
Operating income (loss)                         (99.2)         12.2           (25.1)            -            (112.1)
Interest expense                                 (4.9)          -               (.4)            -              (5.3)
All other income (expense), net                 (18.3)         (4.4)             .7              5.5          (16.5)
Benefit (provision) for income tax and
   minority interests                            (2.6)         (7.2)            9.3             -               (.5)
Equity in income of subsidiaries                 (9.4)          -               -                9.4            -
                                         ------------- -------------  -------------- ---------------- --------------
Income (loss) from continuing operations       (134.4)           .6           (15.5)            14.9         (134.4)
Discontinued operations                           7.9           -               -               -               7.9
                                         ------------- -------------  -------------- ---------------- --------------
Net income (loss)                        $     (126.5) $         .6   $       (15.5) $          14.9  $      (126.5)
                                         ============= =============  ============== ================ ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net sales                                $      686.7  $       23.0   $       104.3  $         (57.1) $       756.9
                                         ------------- -------------  -------------- ---------------- --------------
Costs and expenses -
   Operating costs and expenses                 753.4           7.7           114.2            (57.1)         818.2
   Non-recurring operating charges                9.1           -               -               -               9.1
                                         ------------- -------------  -------------- ---------------- --------------
                                                762.5           7.7           114.2            (57.1)         827.3
                                         ------------- -------------  -------------- ---------------- --------------
Operating income (loss)                         (75.8)         15.3            (9.9)            -             (70.4)
Interest expense                                (15.2)          -               (.8)            -             (16.0)
All other income (expense), net                 (13.1)         (5.6)            -                5.1          (13.6)
Benefit (provision) for income tax and
   minority interests                            (3.7)        (10.4)            2.6             -             (11.5)
Equity in income of subsidiaries                 (3.7)          -               -                3.7            -
                                         ------------- -------------  -------------- ---------------- --------------
Income (loss) from continuing operations       (111.5)          (.7)           (8.1)             8.8         (111.5)
Discontinued operations                          (3.0)          -               -               -              (3.0)
                                         ------------- -------------  -------------- ---------------- --------------
Net income (loss)                        $     (114.5) $        (.7)  $        (8.1) $           8.8  $      (114.5)
                                         ============= =============  ============== ================ ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net cash provided (used) by:
   Operating activities                  $      (62.7) $        (.8)  $        14.2  $          -     $       (49.3)
   Investing activities                          70.3           (.1)          (14.3)            -              55.9
   Financing activities                          (1.4)          -               -               -              (1.4)
                                         ------------- -------------  -------------- ---------------- --------------
Net (decrease) increase in cash and cash
   equivalents                                    6.2           (.9)            (.1)            -               5.2
Cash and cash equivalents at beginning
   of period                                     75.5           2.1             1.1             -              78.7
                                         ------------- -------------  -------------- ---------------- --------------
Cash and cash equivalents at end of
   period                                $       81.7  $        1.2   $         1.0  $          -     $        83.9
                                         ============= =============  ============== ================ ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net cash provided (used) by:
   Operating activities                  $      (19.1) $         .3   $        19.9  $          -     $         1.1
   Investing activities                          15.8           (.3)          (15.1)            -                .4
   Financing activities                          (7.5)          -               -               -              (7.5)
                                         ------------- -------------  -------------- ---------------- --------------
Net (decrease) increase in cash and cash
   equivalents                                  (10.8)          -               4.8             -              (6.0)
Cash and cash equivalents at beginning
   of period                                    151.6           1.4              .3             -             153.3
                                         ------------- -------------  -------------- ---------------- --------------
Cash and cash equivalents at end of
   period                                $      140.8  $        1.4   $         5.1  $          -     $       147.3
                                         ============= =============  ============== ================ ==============

Classification of Liabilities as "Liabilities Not Subject to Compromise" Versus
"Liabilities Subject to Compromise." Liabilities not subject to compromise include: (1) liabilities incurred after the Filing Date of the Cases; (2)
pre-Filing Date liabilities that the Debtors expect to pay in full, including priority tax and employee claims and certain environmental liabilities, even though certain of these amounts may not be paid until a plan of reorganization is approved; and (3) pre-Filing Date liabilities that have been approved for payment by the Court and that the Debtors expect to pay (in advance of a plan of reorganization) over the next twelve-month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreement, and postretirement medical and other costs associated with retirees
(however, see note (2) to the table below).

Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Debtors. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or probable pre-Filing Date claims that are likely to be resolved in connection with the Cases. Such claims remain subject to future adjustments. Further, the Debtors currently believe that it is likely that pre-Filing Date claims will be paid at less than 100% of their face value and the equity of the Company's stockholders will be diluted or cancelled.

The amounts subject to compromise at June 30, 2003 and December 31, 2002 consisted of the following items:

                                                                                    June 30,         December 31,
                                                                                      2003               2002
                                                                                 ---------------   ----------------
Items, absent the Cases, that would have been considered current:
   Accounts payable                                                              $         48.5    $          47.6
   Accrued interest                                                                        44.0               44.0
   Accrued salaries, wages and related expenses(1)                                        159.0               59.0
   Other accrued liabilities (including asbestos liability of $130.0 - Note 7)            143.7              150.6
Items, absent the Cases, that would have been considered long-term:
   Accrued pension benefits                                                               287.7              362.7
   Accrued postretirement medical obligation(2)                                           665.0              672.4
   Long-term liabilities(3)                                                               544.6              559.5
   Debt (Note 5)                                                                          830.2              830.2
                                                                                 ---------------   ----------------
                                                                                 $      2,722.7    $       2,726.0
                                                                                 ===============   ================

(1)     Accrued salaries, wages and related expenses represent estimated minimum pension contributions that, absent the Cases, would have otherwise been payable. Amounts for the period ended June 30, 2003 include approximately $100.0 associated with estimated special liquidity and other payments that were not made. As previously disclosed, the Company does not currently expect to make any pension contributions in respect of its domestic pension plans. See Note 10 of Notes to Consolidated
        Financial Statements in the Company's Form 10-K for the year ended
        December 31, 2002 for additional information about non-payment of pension contributions.
(2)     In July 2003, the Debtors asked the Court to approve the appointment of the 1114 Committee with whom the Debtors can discuss necessary changes, including the modification or termination, of certain retiree benefits
        (such as medical and insurance) under Section 1114 of the Code.
        Separately, the Debtors have begun discussions with the appropriate union representatives to discuss modifications or termination of hourly retiree benefits pursuant to collective bargaining agreements. The
        Company has continued to report the current portion of accrued postretirement medical obligations as liabilities not subject to compromise, but this treatment is subject to change depending on the actions of the aforementioned discussions and specific actions by the
        Company.
(3)     Long-term liabilities include environmental liabilities of $22.7 at June
        30, 2003 and $21.7 at December 31, 2002 (Note 7) and asbestos liabilities of $480.1 at June 30, 2003 and December 31, 2002 (Note 7).

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

Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarter and six-month periods ended June 30, 2003 and 2002, reorganization items were as follows:

                                                                      Quarter Ended             Six Months Ended
                                                                        June 30,                    June 30,
                                                                ------------------------    ------------------------
                                                                   2003         2002           2003         2002
                                                                -----------  -----------    ----------  ------------
Professional fees                                               $      7.6   $      7.2     $    15.2   $      10.9
Accelerated amortization of certain deferred
   financing costs                                                      -            -              -           4.5
Interest income                                                        (.3)         (.7)          (.5)         (1.1)
Other                                                                   .1           -             .1           1.8
                                                                -----------  -----------    ----------  ------------
                                                                $      7.4   $      6.5     $    14.8   $      16.1
                                                                ===========  ===========    ==========  ============

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

Operating results for the quarter and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

3.    INVENTORIES

The classification of inventories is as follows:

                                                                  June 30,        December 31,
                                                                    2003              2002
                                                               ---------------  ----------------
Finished fabricated aluminum products                          $         22.7   $          28.1
Primary aluminum and work in process                                     72.3              71.2
Bauxite and alumina                                                      53.1              72.9
Operating supplies and repair and maintenance parts                      79.0              82.7
                                                               ---------------  ----------------
      Total                                                    $        227.1   $         254.9
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

In January 2003, the Company announced the indefinite curtailment of the Mead facility. The curtailment of the Mead facility was due to the continuing unfavorable market dynamics, specifically unattractive long-term power prices and weak primary aluminum prices - both of which are significant impediments for an older smelter with higher-than-average operating costs. The Mead facility is expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. The restart of a portion of KACC's Mead facility would require the purchase of additional power from available sources. For KACC to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that KACC will operate the Mead facility in the near future. If
KACC were to restart all or a portion of its Mead facility, it would take at least three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Mead facility would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices. See Note 5 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the
year ended December 31, 2002, for a discussion of the Northwest smelters 2002 impairment charge.

In January 2003, the Court approved the sale of the Tacoma facility to the Port of Tacoma. The sale closed in February 2003. See Note 9 for additional discussion on the sale of the Tacoma facility.

5.    LONG-TERM DEBT

Debt consists of the following:

                                                                          June 30,       December 31,
                                                                            2003             2002
---------------------------------------------------------------------  ---------------  --------------
Secured:
   Post-Petition Credit Agreement                                      $         -      $         -
   8 1/4% Alpart CARIFA Loans due 2007                                           22.0            22.0
   7.6% Solid Waste Disposal Revenue Bonds due 2027                              19.0            19.0
   Other borrowings (fixed rate)                                                  2.5             2.6
Unsecured (reflected as Liabilities Subject to Compromise):
   9 7/8% Senior Notes due 2002, net                                            172.8           172.8
   10 7/8% Senior Notes due 2006, net                                           225.0           225.0
   12 3/4% Senior Subordinated Notes due 2003                                   400.0           400.0
   Other borrowings (fixed and variable rates)                                   32.4            32.4
                                                                       ---------------  --------------
Total                                                                           873.7           873.8

Less - Current portion                                                            1.1              .9
        Pre-Filing Date claims included in liabilities
          subject to compromise (Note 1)                                        830.2           830.2
                                                                       ---------------  --------------
Long-term debt                                                         $         42.4   $        42.7
                                                                       ===============  ==============

Post-Petition Credit Agreement. On February 12, 2002, the Company and KACC
entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP Facility"). In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super-priority status with respect to certain of the Additional
Debtors' assets. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 12, 2004 (extended to February 13, 2005 in August 2003 as discussed below), the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility,
KACC is able to borrow amounts by means of revolving credit advances and to have issued for its benefit letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $300.0 (reduced to $285.0 in August 2003 as discussed below) or a borrowing base relating to eligible accounts receivable, eligible inventory and an amortizing fixed asset component, reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by the
Company and certain significant subsidiaries of KACC. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at
KACC's option. As of June 30, 2003, $120.3 was available to the Company under the DIP Facility (of which $78.8 could be used for additional letters of credit)
and no borrowings were outstanding under the revolving credit facility.

The DIP Facility requires KACC to comply with certain financial covenants and places restrictions on the Company's and KACC's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. During March 2003, the Company obtained a waiver from the lenders in respect of its compliance with a financial covenant covering the four-quarter period ending March 31, 2003. The waiver was of limited duration and would have lapsed on June 29, 2003. In May 2003, the Company obtained an extension and modification of the March 2003 limited waiver for the financial covenant through the four-quarter period ending June 30, 2003 until September 30, 2003 by when it was contemplated that a formal amendment would be completed. Subsequently, during June 2003 and August 2003, the Company and the DIP Facility lenders completed two amendments. The first of the two amendments (the fifth amendment to the DIP Facility) was necessary in order to permit the Company to take certain actions necessary to facilitate access by Queensland Alumina Limited
("QAL"), the Company's 20% owned affiliate, to amounts available to QAL under its existing financing arrangements, thereby reducing the Company's and the other owners' funding requirements for QAL. The Company's share of such additional financings at QAL is $43.0. The fifth amendment to the DIP Facility was approved by the Court in June 2003. The major provisions of the second of the two amendments (the sixth amendment to the DIP Facility) included: (a) an extension of the maturity of the DIP Facility to February 2005, (b) an increase in the eligible borrowing base amount under the DIP Facility by, among other things, restoring the amortizing fixed assets subcomponent back to the original
$100.0 amount as of August 2003, (c) the incorporation of the May 2003 limited waiver and also a modification of the financial covenant for periods beginning
June 30, 2003, and (d) a reduction of the commitment amount of the DIP Facility to $285.0. The sixth amendment was approved on an interim basis by the Court on
August 13, 2003. Absent objections, the interim order will automatically become final on August 19, 2003. As the motion to approve the sixth amendment was agreed with the creditors' committees and the asbestos futures representative in advance of the filing, the Company does not expect any objections and believes that the sixth amendment will become fully effective. However, absolute assurances cannot be given in this regard.

6.    INCOME TAXES

The benefit (provision) for income taxes of $.3 and $(6.4) for the quarters ended June 30, 2003 and 2002, respectively, and $(4.4) and $(14.4) for the six-month periods ended June 30, 2003 and 2002, respectively, relate primarily to foreign income taxes. For the quarter and six-month periods ended June 30,
2003 and 2002, as a result of the Cases, the Company did not recognize any U.S.
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

Commitments. KACC has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 8), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share (20%) of debt, operating costs, and certain other costs of QAL. KACC's share of the aggregate minimum amount of required future principal payments as of June 30, 2003, was $52.0, which matured or will mature as follows: $32.0 in July 2003 and $20.0 in 2006.
KACC's share of QAL's debt principal payment in July 2003 was funded with additional QAL borrowings. During July 2002, KACC made payments of approximately
$29.5 to QAL to fund KACC's share of QAL's scheduled debt maturities. KACC's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $95.0 - $103.0 per year over the past three years. KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey Aluminium Limited.

Minimum rental commitments under operating leases at December 31, 2002, were as follows: years ending December 31, 2003 - $15.2; 2004 - $6.2; 2005 - $5.4; 2006
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

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30,
2003, the balance of such accruals was $59.3 (of which $22.7 was included in
Liabilities subject to compromise - see Note 1). These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions would be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $8.0 to $12.0 in 2003 and 2004,
$1.0 to $4.0 in 2005 through 2007 and an aggregate of approximately $33.0 thereafter.

However, in furtherance of its reorganization, the Company has been negotiating a possible multi-site resolution of KACC's environmental exposure at a number of non-owned sites with various federal and state governmental regulatory authorities. An agreement in principle has been reached with these parties under which, among other things, KACC would agree to claims at such sites totaling
$25.5 ($18.2 greater than existing amounts accrued at June 30, 2003 for these sites) and, in return, the governmental regulatory authorities would agree that such claims would be treated as pre-Filing Date unsecured claims (i.e.
liabilities subject to compromise). While KACC believes it is likely that the agreement with the various federal and state governmental regulatory authorities will be signed during the third quarter of 2003, the agreement will give the regulatory authorities the unilateral right to withdraw their approval until after the conclusion of a public notice and comment period. Any agreement would also be subject to Court approval. Because it is possible that objections raised during the public comment process or objections made to the Court could result in a significant modification or termination of the expected agreement, KACC has not currently recorded any charge for any amounts above existing accruals as such incremental liability was not believed to be "probable" (which is the criteria for recognition under GAAP). However, it is possible that the additional $18.2 (or a different amount) of charges may be required to be recorded during the second half of 2003.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $33.0 (including the net impact of the possible multi-site settlement discussed in the preceding paragraph). As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved.
However, the Company is currently working to resolve certain of these matters.

The Company believes that KACC has insurance coverage available to recover certain incurred and future environmental costs and may pursue claims in this regard. However, no amounts have been accrued in the financial statements with respect to such potential recoveries.

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

The Company has accrued a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed through 2011. At June
30, 2003, the balance of such accrual was $610.1, all of which was included in
Liabilities subject to compromise (see Note 1). The Company's estimate is based on the Company's view, at June 30, 2003, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of
Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond
2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, the Company expects that the plan of reorganization process may require an estimation of KACC's entire asbestos-related liability, which may go beyond 2011, and that such costs could be substantial.

The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with carriers exist. The timing and amount of future recoveries from these insurance carriers will depend on the pendency of the Cases and on the resolution of any disputes regarding coverage under the applicable insurance policies. The Company believes that substantial recoveries from the insurance carriers are probable and additional amounts may be recoverable in the future if additional claims are added. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, KACC filed suit in San Francisco
Superior Court against a group of its insurers, which suit was thereafter split into two related actions. Additional insurers were added to the litigation in
2000 and 2002. During October 2001 and June 2003, the court ruled favorably on a number of policy interpretation issues, one of which was affirmed in February
2002 by an intermediate appellate court in response to a petition from the insurers. The rulings did not result in any changes to the Company's estimates of its current or future asbestos-related insurance recoveries. The trial court may hear additional issues from time to time. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from its insurers is critical to a successful plan of reorganization and KACC's long-term liquidity.

The following tables present historical information regarding KACC's asbestos-related balances and cash flows:

                                                                                 June 30,           December 31,
                                                                                   2003                 2002
--------------------------------------------------------------------------   -----------------   ------------------
Liability                                                                    $          610.1    $           610.1
Receivable (included in Other assets)(1)                                                468.9                484.0
                                                                             -----------------   ------------------
                                                                             $          141.2    $           126.1
                                                                             =================   ==================

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that
      KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC's aggregate insurance coverage. As of June 30, 2003 and December 31, 2002, $9.6 and $24.7,
      respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by KACC in the future.

                                                                                Six Months
                                                                                   Ended              Inception
                                                                               June 30, 2003           To Date
--------------------------------------------------------------------------   -----------------   ------------------
Payments made, including related legal costs                                 $          -        $           355.7
Insurance recoveries                                                                     15.1                260.2
                                                                             -----------------   ------------------
                                                                             $          (15.1)   $            95.5
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

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

In conducting its business, KACC uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. KACC enters into hedging transactions from time to time to limit its exposure resulting from (1) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. As KACC's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.

2003. The following table summarizes KACC's material derivative positions at
June 30, 2003.

                                                                                  Estimated %
                                                                Notional          of Periods           Carrying/
                                                                Amount of       Sales/Purchases         Market
                Commodity                       Period          Contracts           Hedged               Value
----------------------------------------   ----------------   --------------    ---------------      -------------
Aluminum (in tons*) -
      Option contracts                       7/03 to 9/03             54,000          96%            $     3.1

Energy -
   Fuel Oil (in barrels per month):
      Option contracts                       7/03 to 12/03           215,000          93%                   .7

   Natural gas (in mmbtu per day):
      Option contracts                       8/03 to 9/03                 35          (a)                   .2

-----------------
a)      When the hedges in place as of June 30, 2003 and those placed in July
        2003 (see below) are combined with price limits in the Company's physical supply agreement, KACC's exposure to increases in natural gas prices has been substantially limited for August 2003 and September 2003 and approximately 60% of its exposure in October 2003 has been limited.

-----------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

In July 2003, KACC purchased additional option contracts which cap the price that KACC would have to pay for a portion of its natural gas requirements for
August, September and October 2003. During July 2003, KACC also purchased option contracts that established a floor for approximately one-third of its product sales that are linked to October 2003 primary aluminum prices.

The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

As of June 30, 2003, KACC had sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for the balance of 2003 and a vast majority of such alumina in 2004 and 2005 at prices indexed to future prices of primary aluminum.

2002. Because the agreements underlying KACC's hedging positions provided that the counterparties to the hedging contracts could liquidate KACC's hedging positions if KACC filed for reorganization, KACC chose to liquidate these positions in advance of the Filing Date. Proceeds from the liquidation totaled approximately $42.2. A net gain of $23.3 associated with these liquidated positions was deferred and is being recognized over the period during which the underlying transactions to which the hedges related are expected to occur. The net gain upon liquidation consisted of: gains of $30.2 for aluminum contracts and losses of $5.0 for Australian dollars and $1.9 for energy contracts. As of
June 30, 2003, the remaining unamortized amount was approximately a net loss of
$1.8.

9.    DISCONTINUED OPERATIONS

The Company has previously disclosed that, in connection with the development of a plan of reorganization, it conducted a study of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. When the Company received the preliminary results of the study, it analyzed the findings and met with the USWA and other parties prior to making its determination as to the appropriate action(s). The outcome of the study and the Company's ongoing work on developing a plan of reorganization led the
Company to conclude that the Tacoma facility, whose aluminum smelting operations had been curtailed since the last half of 2000, could not compete with the much larger, newer and more efficient smelters, generally located outside the United
States. As a result, the Company entered into an agreement, which was approved by the Court in January 2003, to sell the Tacoma facility to the Port of Tacoma
(the "Port"). Gross proceeds from the sale, before considering approximately
$4.0 of proceeds being held in escrow pending the resolution of certain environmental and other issues, were approximately $12.1. The Port also agreed to assume the on-site environmental remediation obligations. The sale closed in
February 2003. The sale resulted in a pre-tax gain of approximately $9.5. In accordance with Statement of Financial Accounting Standards No. 144, Accounting
for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the
operating results of the Tacoma facility for the quarter and six-month periods ended June 30, 2003 and 2002 and the gain from the sale of the Tacoma facility have been reported as discontinued operations in the accompanying Statements of
Consolidated Income (Loss). The balances and operating results associated with the Tacoma facility were previously included in the Primary Aluminum business segment.

10.   OTHER INCOME (EXPENSE) AND NON-RECURRING ITEMS

Non-Recurring Operating (Charges) Benefits, Net. The income (loss) impact associated with non-recurring operating (charges) benefits, net for the quarter and six-month periods ended June 30, 2003 and 2002, was as follows (the business segment to which the item is applicable is indicated):

                                                                      Quarter Ended             Six Months Ended
                                                                        June 30,                    June 30,
                                                                ------------------------    ------------------------
                                                                   2003         2002           2003         2002
                                                                -----------  -----------    ----------  ------------
Restructuring charges -
   Primary Aluminum                                             $       -    $     (1.7)    $    (1.3)  $      (1.7)
   Bauxite & Alumina                                                   (.1)         (.3)          (.1)         (1.9)
   Fabricated Products                                                             (3.9)                       (3.9)
Product lines exit charge - Fabricated Products                         -          (1.6)            -          (1.6)
Other                                                                   .8           -             .8            -
                                                                -----------  -----------    ----------  ------------
                                                                $       .7   $     (7.5)    $     (.6)  $      (9.1)
                                                                ===========  ===========    ==========  ============

Restructuring charges in 2003 consist of employee benefit costs associated with approximately 20 job eliminations during the first and second quarters of 2003 resulting primarily from the Primary aluminum business segment's Mead facility's indefinite curtailment (see Note 4 ). Restructuring charges in 2002 resulted from initiatives designed to increase operating cash flow, generate cash from inventory reduction and improve the Company's financial flexibility. These initiatives resulted in restructuring charges totaling $5.6 for employee benefits and related costs for approximately 60 positions being eliminated in the Primary aluminum and Fabricated products business segments during the second quarter of 2002. All of the positions had been eliminated by the end of 2002.
Restructuring charges for the Bauxite & alumina business segment in 2002 consisted of third party costs associated with cost reduction efforts.

The product line exit charge in 2002 relates to a $1.6 LIFO inventory charge which resulted from the Fabricated products segment's exit from the lid and tab stock and brazing sheet product lines.

Other Income (Expense). Other income (expense), other than interest expense, for the quarter and six-month periods ended June 30, 2003 included approximately
$1.7 of adverse foreign currency exchange impacts associated with a foreign tax settlement in the first quarter of 2003. Other income (expense), other than interest expense, in 2002 included a gain of $4.0 for the quarter and six-month periods ended June 30, 2002 from the sale, in the ordinary course of business, of certain non-operating property. Proceeds from the sale totaled $4.5.

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
Based on the level of the lake and the rate at which it had been declining, the
Company believed that curtailment of Valco's last remaining operating potline was likely. Accordingly, in May 2003, the Company voluntarily curtailed the last operating potline. Voluntary curtailment of the last operating potline: (1) may provide Valco with an opportunity to run a greater number of potlines late in
2003 once the annual rainy season has replenished the lake level and Valco's
2004 power allocation is known (although no assurances can be provided in this regard) and (2) offers the VRA and the Government of Ghana ("GoG") a contribution toward conservation of the water supply to improve their ability to meet Valco's power needs later in the year as well as meet the near-term needs of the rest of Ghana.

In connection with such curtailments, $12.8 of employee end-of-service benefits were paid ($5.9 in the second quarter) resulting in $8.1 of charges in the first six months of 2003 ($3.8 in the second quarter). All charges are included in
Cost of products sold.

Valco has met with the GoG and the VRA and anticipates such discussions will continue in respect of the current and future power situation and other matters.
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

During the quarter ended June 30, 2003, the Company elected to change its business segment reporting. Two of the Company's previously reported operating segments, Flat-rolled products and Engineered products, have been designated as one business segment, Fabricated products. The previously reported segments were combined primarily due to a significant integration in the organization and management of the two segments, as well as the similarity of their economic characteristics, products, customers and production and distribution processes.
The change in segment reporting is also an outgrowth of the Company's strategic vision as part of its planning for its ultimate emergence from Chapter 11.
Financial data for prior periods has been restated to conform to the revised segment reporting.

Financial information by operating segment for the quarter and six-month periods ended June 30, 2003 and 2002 is as follows:

                                                                   Quarter Ended               Six Months Ended
                                                                     June 30,                      June 30,
                                                            ---------------------------   --------------------------
                                                                2003           2002           2003          2002
                                                            ------------   ------------   ------------  ------------
Net Sales:
   Bauxite and Alumina:
      Net sales to unaffiliated customers                   $     139.9    $     114.9    $     275.5   $     228.5
      Intersegment sales                                             -             9.0           10.3          32.2
                                                            ------------   ------------   ------------  ------------
                                                                  139.9          123.9          285.8         260.7
                                                            ------------   ------------   ------------  ------------
   Primary Aluminum:
      Net sales to unaffiliated customers                          44.1           64.3           74.9         135.3
      Intersegment sales                                             -              .7             -            2.4
                                                            ------------   ------------   ------------  ------------
                                                                   44.1           65.0           74.9         137.7
                                                            ------------   ------------   ------------  ------------
   Fabricated Products                                            151.0          172.3          298.0         324.4
   Commodities Marketing (Note 8)                                   1.8           10.5            3.8          21.5
   Minority Interests                                              21.6           24.3           45.6          47.2
   Eliminations                                                      -            (9.7)         (10.3)        (34.6)
                                                            ------------   ------------   ------------  ------------
                                                            $     358.4    $     386.3    $     697.8   $     756.9
                                                            ============   ============   ============  ============
Operating income (loss):
   Bauxite and Alumina                                      $     (17.9)   $     (12.0)   $     (42.1)  $     (15.2)
   Primary Aluminum (Note 9)                                      (13.8)          (5.6)         (27.4)         (7.0)
   Fabricated Products                                             (1.8)            .7           (6.9)         (5.9)
   Commodities Marketing (Note 8)                                   1.7            8.4            2.9          19.1
   Eliminations                                                    (1.5)           2.4            1.0           2.9
   Corporate and Other                                            (20.4)         (21.9)         (39.0)        (55.2)
   Non-Recurring Operating (Charges) Benefits, Net
      (Note 10)                                                      .7           (7.5)           (.6)         (9.1)
                                                            ------------   ------------   ------------  ------------
                                                            $     (53.0)   $     (35.5)   $    (112.1)  $     (70.4)
                                                            ============   ============   ============  ============
Depreciation and amortization:
   Bauxite and Alumina                                      $       9.9    $       9.8    $      19.8   $      19.6
   Primary Aluminum                                                 2.2            5.4            4.4          10.7
   Fabricated Products                                              5.8            7.0           11.8          14.1
   Corporate and Other                                               .2             .3            1.4            .6
                                                            ------------   ------------   ------------  ------------
                                                            $      18.1    $      22.5    $      37.4   $      45.0
                                                            ============   ============   ============  ============

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

As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which was set to expire July 31, 2003. A motion to extend the exclusivity period through October 31, 2003, was filed by the
Debtors in late July 2003. By filing the motion to extend the exclusivity period, the period is automatically extended until the September 22, 2003 Court hearing date. As the Debtors' motion to extend the exclusivity period through
October 31, 2003 was agreed with by the creditors' committees in advance of the filing, the Debtors expect the motion to be approved by the Court. Additional extensions are likely to be sought. However, no assurance can be given that such future requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

The Company expects that, when the Debtors ultimately file a plan of reorganization, it will reflect the Company's strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage, improved cost structure and competitive strength, (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products specifically with a financial structure that provides financial flexibility, including access to capital markets, for accretive acquisitions,
(c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors, and (d) a company with continued
presence in those commodities markets that have the potential to generate significant cash at steady-state metal prices. The Company's advisors have developed a preliminary timeline that, assuming the current pace of the Cases continues, could allow the Company to emerge from Chapter 11 in 2004. While no assurances can be given in this regard, the Company's management continues to push for an aggressive pace in advancing the Cases. Continued sales of non-core assets and facilities that are ultimately determined not to be an important part of the reorganized entity are likely. In light of the Company's stated strategy of market leadership and growth in fabricated products and to further the
Company's ultimate planned emergence from Chapter 11, the Company has determined that it is appropriate to explore the possible disposition of one or more of its commodity assets. The Company, through its financial advisor, has been in contact with a number of parties with possible interest in the commodity assets and has provided a number of parties certain information pursuant to confidentiality agreements. While no commodity asset sales are currently imminent, it is possible that one or more sales may occur in late 2003 or the first half of 2004. Any sale of assets would be subject to various prior approvals including, but not limited to, approvals by the Company's Board of
Directors, the Court and the DIP Facility lenders and no assurances can be given that acceptable offers will be received for any assets or that any assets will ultimately be sold. The Company's strategic vision is subject to continuing review in consultation with the Company's stakeholders and may also be modified from time to time as the Cases proceed due to changes in such items as changes in the global markets, changes in the economics of the Company's facilities or changing financial circumstances.

Impact of the Cases on Financial Information. In light of the Cases, the accompanying financial information of the Company and related discussions of financial condition and results of operations are based on the assumption that the Company will continue as a "going concern," which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the financial information for the quarter and six-month periods ended June 30, 2003, contained herein does not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies that may be allowed in the Cases, or (c) the effect of any changes that may occur in connection with the Debtors' capitalizations or operations resulting from a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

RECENT EVENTS AND DEVELOPMENTS

Liquidity/Negative Cash Flow. Cash and cash equivalents increased $5.2 million during the first six months of 2003. The net increase resulted from cash generated from investing activities of $55.9 million (see Notes 7 and 10 of
Notes to Interim Consolidated Financial Statements) offset by cash used in operating activities ($49.3 million) and financing activities ($1.4 million).
The $49.3 million of cash used by operating activities included receipts and payments that are not typical and/or are non-recurring including: (a)
asbestos-related insurance receipts of $15.1 million, (b) a foreign income tax payment related to prior periods of $22.0 million and (c) end of service benefit payments totaling approximately $12.8 million in connection with the Company's
90%-owned Volta Aluminium Company Limited ("Valco") potline curtailments (see below).

The balance of the cash used in operating activities (approximately $29.6 million during the first six months of 2003) resulted from a combination of adverse market factors in the business segments in which the Company operates including (a) primary aluminum prices that were below long-term averages, (b)
weak demand for fabricated metal products in general, but particularly for engineered products, and (c) higher than average power, fuel oil and natural gas prices.

Cash used in operations during 2002 of $49.6 million also had a number of non-recurring receipts and payments, and was affected by similar operating conditions and market factors as those experienced in 2003 (see Management's
Discussion and Analysis of Financial Condition and Results of Operations,
Significant Items, Liquidity/Negative Cash in the Company's Annual Report on
Form 10-K for the year ended December 31, 2002).

Despite the foregoing, the Company's liquidity (cash and cash equivalents plus unused credit availability under the DIP Facility) has remained strong, averaging approximately $200.0 million during the first six months of 2003.
Also, during August 2003, the Company and the lenders for the debtor-in-possession financing (the "DIP Facility") completed an amendment to the DIP Facility which, among other things, extended the maturity of the DIP
Facility to February 2005 and increased the amount of credit available under the
DIP Facility by, among other things, reinstating the amortizing fixed assets subcomponent back to $100.0 as of August 2003 (see Note 5 of Notes to Interim
Consolidated Financial Statements for additional discussion of the amendment to the DIP Facility). However, no assurances can be given that recent improvements in primary aluminum price and fabricated product demand will be sustained or that the Company's liquidity will not erode for other reasons.

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
Based on the level of the lake and the rate at which it had been declining, the
Company believed that curtailment of Valco's last remaining operating potline was likely. Accordingly, in May 2003, the Company voluntarily curtailed the last operating potline. Voluntary curtailment of the last operating potline: (1) may provide Valco with an opportunity to run a greater number of potlines late in
2003 once the annual rainy season has replenished the lake level and Valco's
2004 power allocation is known (although no assurances can be provided in this regard) and (2) offers the VRA and GoG a contribution toward conservation of the water supply to improve their ability to meet Valco's power needs later in the year as well as meet the near-term needs of the rest of Ghana.

In connection with such curtailments, $12.8 million of employee end-of-service benefits were paid ($5.9 million in the second quarter) resulting in $8.1 million of charges in the first six months of 2003 ($3.8 million in the second quarter). All charges are included in Cost of products sold.

Valco has met with the GoG and the VRA and anticipates such discussions will continue in respect of the current and future power situation and other matters.
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

Benefit (Legacy) Cost Matters. The Company has previously disclosed (since the
Filing Date) that pension and retiree medical obligations were significant factors that would have to be addressed during the reorganization process.

As previously disclosed, the Company does not currently expect to make any pension contributions in respect to its domestic pension plans during the pendency of the Cases as it believes that virtually all amounts are pre-Filing
Date obligations. The Company did not make required accelerated funding payments to its salaried employee retirement plan of $17.0 million in January 2003, $83.0 million in April 2003 or $60.5 million in July 2003 (such amounts are separate standalone requirements and not additive). As previously disclosed, the Company has met on several occasions with the PBGC, the government agency that guarantees annuity payments from defined pension plans, to discuss alternative solutions to the pension funding issue that would help the Company's emergence from bankruptcy. These options could include extended amortization periods for payments of unfunded liabilities or the potential termination of the plans.

Even though the Company is not making contributions to its domestic pension plans, the Company's 2003 operating results are expected to be adversely impacted by substantially higher pension-related expenses than those experienced in 2002 (see Note 10 of Notes to Consolidated Financial Statements in the
Company's Form 10-K for the year ended December 31, 2002 for further information regarding higher pension-related expenses in 2003). Before considering any special pension-related charges that may occur in 2003, pension-related expenses for 2003 are expected to be approximately $48.0 million, more than $20.0 million higher than comparable 2002 pension-related expenses. Higher pension-related expenses during the quarter and six-month periods ended June 30, 2003 adversely impacted the operating results of all business units.

In July 2003, the Debtors asked the Court to approve the appointment of a committee of salaried retirees (the "1114 Committee") with whom the Debtors can discuss necessary changes, including the modification or termination, of certain salaried retiree medical and insurance benefits under Section 1114 of the Code.

Environmental Matters. In furtherance of its reorganization, the Company has been negotiating a possible multi-site resolution of KACC's environmental exposure at a number of non-owned sites with various federal and state governmental regulatory authorities. An agreement in principle has been reached with these parties under which, among other things, KACC would agree to claims at such sites totaling $25.2 million ($18.2 million greater than existing amounts accrued at June 30, 2003 for these sites) and, in return, the governmental regulatory authorities would agree that such claims would be treated as pre-Filing Date unsecured claims (i.e. liabilities subject to compromise). While KACC believes it is likely that the agreement with the various federal and state governmental regulatory authorities will be signed during the third quarter of 2003, the agreement will give the regulatory authorities the unilateral right to withdraw their approval until after the conclusion of a public notice and comment period. Any agreement would also be subject to Court approval. Because it is possible that objections raised during the public comment process or objections made to the Court could result in a significant modification or termination of the expected agreement, KACC has not currently recorded any charge for any amounts above existing accruals as such incremental liability was not believed to be "probable" (which is the criteria for recognition under generally accepted accounting principles). However, it is possible that the additional $18.2 million (or a different amount) of charges may be required to be recorded during the second half of 2003.

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

RESULTS OF OPERATIONS

As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and six-month periods ended June 30, 2003 and 2002. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 16 of Notes to
Consolidated Financial Statements in the Company's Form 10-K for the year ended
December 31, 2002, for further information regarding segments.

Interim results are not necessarily indicative of those for a full year. Average realized prices for the Company's Fabricated products segment are not presented in the following table as such prices are subject to fluctuations due to changes in product mix.

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                   (Unaudited)
              (In millions of dollars, except shipments and prices)

                                                                  Quarter Ended               Six Months Ended
                                                                    June 30,                      June 30,
                                                           ---------------------------   ---------------------------
                                                               2003          2002            2003          2002
                                                           ------------ --------------   ------------  -------------
Shipments:  (000 tons)
   Alumina
      Third Party                                                772.7          648.4        1,523.4        1,273.6
      Intersegment                                                  -            51.4           62.5          186.3
                                                           ------------ --------------   ------------  -------------
        Total Alumina                                            772.7          699.8        1,585.9        1,459.9
                                                           ------------ --------------   ------------  -------------
   Primary Aluminum
      Third Party                                                 32.0           46.7           53.6           98.0
      Intersegment                                                  -              .5             -             1.6
                                                           ------------ --------------   ------------  -------------
        Total Primary Aluminum                                    32.0           47.2           53.6           99.6
                                                           ------------ --------------   ------------  -------------
   Fabricated Products (Note 12)                                  42.8           48.3           83.6           90.1
                                                           ------------ --------------   ------------  -------------
Average Realized Third Party Sales Price:
   Alumina (per ton)                                       $       171  $         167    $       171   $        168
   Primary Aluminum (per pound)                            $       .63  $         .65    $       .63   $        .64
Net Sales:
   Bauxite and Alumina
      Third Party (includes net sales of bauxite)          $     139.9  $       114.9    $     275.5   $      228.5
      Intersegment                                                  -             9.0           10.3           32.2
                                                           ------------ --------------   ------------  -------------
        Total Bauxite and Alumina                                139.9          123.9          285.8          260.7
                                                           ------------ --------------   ------------  -------------
   Primary Aluminum
      Third Party                                                 44.1           64.3           74.9          135.3
      Intersegment                                                  -              .7            -              2.4
                                                           ------------ --------------   ------------  -------------
        Total Primary Aluminum                                    44.1           65.0           74.9          137.7
                                                           ------------ --------------   ------------  -------------
   Fabricated Products (Note 12)                                 151.0          172.3          298.0          324.4
   Commodities Marketing (Note 8)                                  1.8           10.5            3.8           21.5
   Minority Interests                                             21.6           24.3           45.6           47.2
   Eliminations                                                     -            (9.7)         (10.3)         (34.6)
                                                           ------------ --------------   ------------  -------------
      Total Net Sales                                      $     358.4  $       386.3    $     697.8   $      756.9
                                                           ============ ==============   ============  =============

Operating Income (Loss):
   Bauxite and Alumina                                     $     (17.9) $       (12.0)   $     (42.1)  $      (15.2)
   Primary Aluminum (Note 9)                                     (13.8)          (5.6)         (27.4)          (7.0)
   Fabricated Products (Note 12)                                  (1.8)            .7           (6.9)          (5.9)
   Commodities Marketing (Note 8)                                  1.7            8.4            2.9           19.1
   Eliminations                                                   (1.5)           2.4            1.0            2.9
   Corporate and Other                                           (20.4)         (21.9)         (39.0)         (55.2)
   Non-Recurring Operating (Charges) Benefits, Net
      (Note 10)                                                     .7           (7.5)           (.6)          (9.1)
                                                           ------------ --------------   ------------  -------------
      Total Operating Income (Loss)                        $     (53.0) $       (35.5)   $    (112.1)  $      (70.4)
                                                           ============ ==============   ============  =============
Net Loss                                                   $     (61.4) $       (50.4)   $    (126.5)  $     (114.5)
                                                           ============ ==============   ============  =============
Capital Expenditures                                       $      10.2  $        10.4    $      19.2   $       19.9
                                                           ============ ==============   ============  =============

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

During the six months ended June 30, 2002, the average London Metal Exchange transaction price ("LME price") per pound of primary aluminum was $.62 per pound. During the six months ended June 30, 2003, the average LME price was $.63 per pound. The average LME price for primary aluminum for the week ended July
25, 2003 was $.65 per pound.

QUARTER AND SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO QUARTER AND SIX MONTHS
ENDED JUNE 30, 2002

SUMMARY
The Company reported a net loss of $61.4 million, or $.76 of basic loss per common share, for the quarter ended June 30, 2003, compared to a net loss of
$50.4 million, or $.63 of basic loss per common share, for the second quarter of
2002. For the six months ended June 30, 2003, the Company reported a net loss of
$126.5 million, or $1.58 of basic loss per common share, compared to a net loss of $114.5 million, or $1.42 of basic loss per common share, for the same period in 2002. However, basic loss per common share may not be meaningful, because as a part of a plan of reorganization, it is likely that the interests of the
Company's existing stockholders will be diluted or cancelled.

Net sales in the second quarter of 2003 totaled $358.4 million compared to
$386.3 million in the second quarter of 2002. Net sales for the six-month period ended June 30, 2003, totaled $697.8 million compared to $756.9 million for the six-month period ended June 30, 2002.

Bauxite and Alumina. Third party net sales of alumina for the quarter ended June
30, 2003, increased 22% as compared to the same period in 2002, due to a 19%
increase in third party shipments and a 2% increase in third party average realized prices. For the six-month period ended June 30, 2003, third party net sales of alumina were 22% higher than the comparable period in 2002 as the result of a 20% increase in third party shipments and a 2% increase in third party average realized prices. Third party shipments for the quarter and six-month period were up primarily due to reduced intersegment requirements resulting from Valco's 2003 potline curtailments (see "Recent Events and
Developments -- Valco Operating Level" above). The increases in average realized prices during both periods were due to increases in primary aluminum market prices to which the Company's third-party alumina sales contracts are linked.

As a result of Valco's potline curtailments discussed above, there were no intersegment net sales of alumina to the Primary aluminum business unit for the quarter ended June 30, 2003. Intersegment net sales for the six-month period ended June 30, 2003, decreased 68% as compared to the same period in 2002 primarily as the result of a 66% decrease in the intersegment shipments due to the 2003 Valco potline curtailments. In the near-term, absent a restart at
Valco, the only intersegment shipments expected are to the Company's 49%-owned affiliate, Anglesey Aluminium Limited ("Anglesey"), which shipments typically occur in the first and fourth quarters of each year.

Segment operating losses (before non-recurring items) for the quarter and six-month periods ended June 30, 2003 were worse than the comparable periods in
2002. The primary reason for the period-to-period decreases in operating income were higher energy costs ($10.0 million and $30.0 million during the quarter and six months ended June 30, 2003, respectively), increases in foreign exchange rates, and increased pension related expenses. These impacts were only partially offset by the net increase in shipments and increase in average realized prices discussed above and improved cost performance. Segment operating loss for the quarter and six-month periods ended June 30, 2002, discussed above, excluded non-recurring costs of $.3 million and $1.9 million, respectively, incurred in connection with cost reduction initiatives.

Primary Aluminum. Third party net sales of primary aluminum decreased 31% for the second quarter of 2003 as compared to the same period in 2002 primarily due to a 31% decrease in third party shipments. For the six-month period ended June
30, 2003, third party sales of primary aluminum decreased approximately 45% from the comparable period in 2002 primarily due to a 45% decrease in third party shipments. The decreases in third party shipments were primarily due to the 2003
Valco potline curtailment discussed above.

Segment operating losses (before non-recurring items) for the quarter and six-month periods ended June 30, 2003, were worse than the comparable periods in
2002. The primary reasons for the decreases were the decreases in net shipments discussed above, increased pension related expenses and charges for end-of-service benefits associated with the 2003 Valco potline curtailments discussed above ($3.8 million for the quarter and $8.1 million for the six-month period). The foregoing were only partially offset by lower depreciation expense, resulting from the 2002 year-end impairment of the Mead smelter assets ($3.2 million for the quarter and $6.3 million for the six-month period), and reductions in overhead costs primarily due to the Mead and Valco curtailments.
Segment operating loss for the six-month period ended June 30, 2003, discussed above, excludes non-recurring restructuring charges of $1.3 million resulting from the Mead facility indefinite curtailment (see Note 10 of Notes to Interim
Consolidated Financial Statements). Segment operating loss for the quarter and six-month periods ended June 30, 2002, discussed above, excluded non-recurring costs of $1.7 million incurred in connection with cost reduction initiatives.

Fabricated Products. Net sales of fabricated products decreased by 12% during the second quarter 2003 as compared to 2002 primarily as a result of an 11%
decrease in shipments. For the six-month period ended June 30, 2003, net sales of fabricated products decreased by approximately 8% as compared to the same period in 2002 primarily as the result of a 7% decrease in shipments. Current period shipments were lower than the comparable 2002 periods' shipments as a result of the exit of the can lid and tab stock and brazing sheet products in the second quarter of 2002 and weaker demand for engineered products offset, in part, by a modest improvement in demand for general engineering and aerospace heat-treat products.

Segment operating results for the quarter and six-month periods ended June 30,
2003, were modestly lower than the comparable period in 2002 primarily due to the volume factors discussed above, increased energy costs (approximately $3.0 million in the quarter and $6.0 million in the six-month period) and increased pension related expenses. The foregoing were offset, in part, by reductions in overhead and other operating costs as a result of cost-cutting initiatives.
Segment operating results for the quarter and six-month periods ended June 30,
2002, excluded a $1.6 million non-cash LIFO inventory charge and non-recurring costs of $3.9 million incurred in connection with cost reduction initiatives both in the second quarter of 2002.

Commodities Marketing. In 2003, net sales for this segment represents net settlements with third-party brokers for maturing derivative positions. In 2002, net sales for this segment primarily represented recognition of deferred gains from hedges closed prior to the commencement of the Cases. Gains or losses associated with these liquidated positions were deferred in Other comprehensive income and are being recognized as income and costs over the original hedging periods as the underlying purchases/sales occur.

Segment operating income for the quarter and six-month periods ended June 30,
2003, decreased compared to the comparable periods in 2002 due to the prevailing market prices during 2003 versus the higher prices implicit in the liquidation of the positions in January 2002.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses in the quarter and six-month periods ended June 30, 2003, as compared to the same periods in 2002, were lower primarily because corporate expenses in 2002 included special pension settlement charges of approximately $2.9 million and $13.5 million, respectively. Corporate expenses in 2003 also included an increase in pension-related expenses which was partially offset by a decrease in payroll-related expenses resulting from 2002 salaried job eliminations. See Note 10 of Notes to Consolidated Financial
Statements in the Company's Form 10-K for the year ended December 31, 2002 for a discussion of the special pension settlement charges in 2002.

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

Operating Activities. Operating activities used $49.3 million of cash during the six months ended June 30, 2003. However, cash used in operations for the six months ended June 30, 2003 included several receipts and payments that are not typical and/or are non-recurring including: (a) asbestos-related insurance receipts of $15.1 million, (b) a foreign income tax payment related to prior periods of $22.0 million and (c) end of service benefits payments totaling approximately $12.8 million in connection with the Valco potline curtailments.
The balance of the cash used in operations ($29.6 million) resulted from a combination of adverse market factors in the business segments in which the
Company operates including: (a) primary aluminum prices that are below long-term averages, (b) weak demand for fabricated metal products in general, but particularly for engineered products, and (c) higher than average power, fuel oil and natural gas prices. For the six months ended June 30, 2002, operating activities provided cash of $1.1 million. However, such amount included the non-recurring benefit of pre-Filing Date obligations that, absent the Cases, would have been paid during the period.

Investing Activities. Capital expenditures during the six months ended June 30,
2003 were $19.2 million. The 2003 capital expenditures were incurred to improve production efficiency and reduce operating costs at the Company's facilities.
Total consolidated capital expenditures are currently expected to be between
$35.0 and $80.0 million per annum in each of 2003 and 2004 (of which approximately 20% is expected to be funded by the Company's minority partners in certain foreign joint ventures). The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, the Company's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

Financing Activities and Liquidity. On February 12, 2002, the Company and KACC
entered into the DIP Facility which provides for a secured, revolving line of credit through the earlier of February 12, 2004 (extended to February 13, 2005 in August 2003 as discussed below), the effective date of a plan of reorganization or voluntary termination by the Company. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super priority status with respect to certain of the Additional
Debtors' assets. KACC is able to borrow under the DIP Facility by means of revolving credit advances and to issue letters of credit (up to $125.0 million)
in an aggregate amount equal to the lesser of $300.0 million (reduced to $285.0 million in August 2003 as discussed below) or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP
Facility is guaranteed by the Company and certain significant subsidiaries of
KACC. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC's option.

During June 2003 and August 2003, the Company and the DIP Facility lenders completed two amendments. The first of the two amendments (the fifth amendment to the DIP Facility) was necessary in order to permit the Company to take certain actions necessary to facilitate access by Queensland Alumina Limited
("QAL"), the Company's 20% owned affiliate, to amounts available to QAL under its existing financing arrangements, thereby reducing the Company's and the other owners' funding requirements for QAL. The Company's share of such additional financings at QAL is $43.0 million. The fifth amendment to the DIP
Facility was approved by the Court in June 2003. The major provisions of the second of the two amendments (the sixth amendment to the DIP Facility) included:
(a) an extension of the maturity of the DIP Facility to February 2005, (b) an increase in the eligible borrowing base amount under the DIP Facility by, among other things, restoring the amortizing fixed assets subcomponent back to the original $100.0 million amount as of August 2003, (c) the incorporation of the
May 2003 limited waiver and also a modification of the financial covenant for periods beginning June 30, 2003, and (d) a reduction of the commitment amount of the DIP Facility to $285.0 million. The sixth amendment was approved on an interim basis by the Court on August 13, 2003. Absent objections, the interim order will automatically become final on August 19, 2003. As the motion to approve the sixth amendment was agreed with the creditors' committees and the asbestos futures representative in advance of the filing, the Company does not expect any objections and believes that the sixth amendment will become fully effective. However, absolute assurances cannot be given in this regard.

The Company and KACC currently believe that the cash and cash equivalents of
$85.1 million at July 31, 2003, cash flows from operations, cash proceeds from the sale of assets that are ultimately determined not to be an important part of the reorganized entity and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its obligations during the pendency of the Cases. At July 31, 2003, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $46.2 million. As of July 31, 2003, $120.4 million (of which $78.8 million could be used for additional letters of credit)
was available to the Company under the DIP Facility and cash and cash equivalents were approximately $85.1 million.

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

   1. The fact that the consolidated financial statements as of (and for the quarter and six-month periods ending) June 30, 2003 have been prepared on a "going concern" basis in accordance with AICPA Statement of Position
      90-7, Financial Reporting by Entities in Reorganization Under the
      Bankruptcy Code, and do not include possible impacts arising in respect of the Cases. The consolidated financial statements included elsewhere in this Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders'
      equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report. For example,

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

      As more fully discussed in Note 7, we have not accrued any amount in our
      June 30, 2003 financial statements in respect of the USWA ULP matter as we do not consider the contingent loss to be "probable." The possible range of loss in this matter is in the $100.0 million to $250.0 million range based on the proof of claims filed by the National Labor Relations Board
      ("NLRB") and USWA in connection with the Company's and KACC's reorganization proceedings. This matter is not currently stayed by the
      Cases. However, as previously stated, seeing this matter to its ultimate outcome could take several years. Further, any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any payments that may ultimately be required in respect of this matter would only be paid upon or after the
      Company's emergence from the Cases.

      Also, as more fully discussed in Note 7, KACC is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during their employment or association with KACC or by exposure to products containing asbestos last produced or sold by KACC more than 20 years ago.
      It is difficult to predict the number of claims that will ultimately be made against KACC or the settlement value of such claims. As of June 30,
      2003, KACC had recorded an obligation for approximately $610.1 million in respect of pending and an estimate of possible future asbestos claims through 2011. The Company did not accrue for amounts past 2011 because the
      Company believed that significant uncertainty existed in trying to estimate any such amounts. However, it is possible that a different number of claims will be made through 2011 and that the settlement amounts during this period may differ and that this will cause the actual amounts to differ materially from the Company's estimate. Further, the Company expects that, during its reorganization process, an estimate will have to be made in respect of its exposure to asbestos-related claims after 2011 and that such amounts could be substantial. Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. However, during the pendency of the Cases, KACC expects additional asbestos claims will be asserted as part of the claims process. A separate creditors' committee representing the interests of the asbestos claimants has been appointed.
      The Debtors' obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

      The Company believes that KACC has insurance coverage in respect of its asbestos-related exposures and that substantial recoveries in this regard are probable. At June 30, 2003, KACC had recorded a receivable for approximately $468.9 million in respect of expected insurance recoveries related to existing claims and the estimate future claims through 2011.
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

      See Note 10 of Notes to Consolidated Financial Statements in the Company's
      Form 10-K for the year ended December 31, 2002 for information regarding the Company's pension and post-retirement obligations. Actual results may differ from the assumptions made in computing the estimated June 30, 2003 obligations and such differences may be material.

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

      Based on the Company's evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred on a going concern basis in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology, and the
      Company's assessment of the likely remediation action to be taken.
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

      Another example of how environmental accruals could change is provided by the possible multi-site agreement discussed in Note 7 of Notes to Interim
      Consolidated Financial Statements. As a means of expediting the reorganization process and to assure treatment of the claims under a plan of reorganization that is favorable to the Debtors and their stakeholders, it may be in the best interests of the stakeholders for the Company to agree to claim amounts in excess of previous accruals, which were based on an ordinary course, going concern basis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
In a new regulation issued in January 2003, the Securities and Exchange
Commission adopted amendments to existing rules, which require the Company to provide explanations of its known contractual obligations in a tabular format and its off-balance sheet arrangements in a separately captioned subsection of the Management's Discussion and Analysis ("MD&A") section of the Company's
Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Although such items are already fully disclosed in the Company's Commitments and Contingencies notes (see Note 7 of Notes to Interim Consolidated Financial Statements and Note
12 of Notes to Consolidated Financial Statements in the Company's Form 10-K for
the year ended December 31, 2002), the principle of the amendments is that the
Company should disclose, in a single section, information regarding: (1) its obligations and commitments to make future payments, such as debt and lease agreements, and (2) material off-balance sheet arrangements and their material effects on the Company's financial condition, results of operations, liquidity, etc. in a tabular format.

The following summarizes the Company's significant contractual obligations at
June 30, 2003 (dollars in millions):

                                                                                 Payments due in
                                                            --------------------------------------------------------
                                                               Less than       2 - 3          4 - 5       More than
           Contractual Obligations                Total         1 Year         Years          Years        5 years
--------------------------------------------  ------------- -------------- -------------  ------------- ------------
Long-term debt, including capital lease of
   $2.6(a)                                    $       43.5  $         1.1  $        1.0   $       22.4  $      19.0
Operating leases                                      31.3            9.2           9.6            6.6          5.9
                                              ------------- -------------- -------------  ------------- ------------

Total cash contractual obligations            $       74.8  $        10.3  $       10.6   $       29.0  $      24.9
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
Under the agreements, KACC is unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. KACC's share of the aggregate minimum amount of future principal payments as of June 30, 2003 is
$52.0 million, which matured or will mature as follows: $32.0 million in July
2003 and $20.0 million in 2006. KACC's share of QAL's debt principal payment in
July 2003 was funded with additional QAL borrowings. KACC's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $95.0 million and $103.0 million per year over the past three years.

The Company has agreements to supply alumina to and to purchase aluminum from
Anglesey, a 49.0% owned aluminum smelter in Holyhead, Wales.

As of June 30, 2003, outstanding letters of credit under the DIP Facility were approximately $46.2 million, all which expire within the next twelve months. The letters of credit relate to environmental, insurance, trade credit and other activities. Approximately $15.3 million of the letters of credit are in respect of the Company's 65% share of the $22.0 million Alpart CARIFA financing (see
Note 5 of Notes to Interim Consolidated Financial Statements) which are reflected in the debt maturities table above. As such, that portion of the letters of credit is duplicative of the obligation reflected in the table above.

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

SENSITIVITY

Alumina and Primary Aluminum. Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing the Company to commodity price opportunities and risks. KACC's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, variations in production and shipment levels, and timing issues related to price changes, the Company estimates that during 2003 each
$.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately $5.0 million, based on recent operating levels. The impact on pre-tax earnings linked to primary aluminum prices is due to the Valco potline curtailments.

As of July 31, 2003, the Company has option contracts covering substantially all of the Company's net hedgable volume for the third quarter of 2003 (at a strike price of approximately $.645 per pound) and approximately one-third of its
October 2003 sales linked to primary aluminum prices (at a strike price of approximately $.66 per pound).

Foreign Currency. KACC from time to time in the ordinary course of business enters into forward exchange contracts to hedge material cash commitments for foreign currencies. KACC's primary foreign exchange exposure is related to
KACC's Australian Dollar (A$) commitments in respect of activities associated with its 20.0%-owned affiliate, QAL. The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1.5 million (decrease) increase in the Company's annual pre-tax operating income.

Energy. KACC is exposed to energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil consumed in the production process. The Company estimates that each $1.00 change in natural gas prices (per mmbtu) impacts the
Company's annual pre-tax operating results by approximately $20.0 million.
Further, the Company estimates that each $1.00 change in fuel oil prices (per barrel) impacts the Company's pre-tax operating results by approximately $3.0 million.

KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of June 30, 2003, KACC held option contracts which capped KACC's price for fuel oil to $25.00 per barrel for substantially all of its fuel oil needs in the last half of 2003.

As of July 31, 2003, KACC had option contracts which cap the average price KACC would pay for natural gas to approximately $5.50 per mcf so that, when combined with price limits in the physical gas supply agreement, substantially all of
KACC's exposure to increases in natural gas prices during August 2003 and
September 2003 was limited and approximately half of KACC's exposure for October
2003 was limited.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's management, including the Chief Executive Officer and
Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control. There have been no significant changes in the
Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Additionally, no changes in the Company's internal controls over financial reporting have occurred during the Company's most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the
Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3. "LEGAL PROCEEDINGS" in the Company's Form
10-K for the year ended December 31, 2002 for information concerning material legal proceedings with respect to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        *4.1    Extension and Modification of Waiver Letter with Respect to
                Post-Petition Credit Agreement, dated May 5, 2003, among Kaiser
                Aluminum & Chemical Corporation ("KACC"), Kaiser Aluminum
                Corporation ("KAC"), the financial institutions party to the
                Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent.

        *4.2    Fifth Amendment to Post-Petition Credit Agreement, dated June 6,
                2003, amending the Post-Petition Credit Agreement dated February
                12, 2002, among KACC, KAC, certain financial institutions and
                Bank of America, N.A., as Agent.

        *31.1   Certification of Jack A. Hockema pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

        *31.2   Certification of John T. La Duc pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

        *32.1   Certification of Jack A. Hockema pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

        *32.2   Certification of John T. La Duc pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

   (b)  Reports on Form 8-K.

        No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

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

Dated:  August 13, 2003