Form 10-Q
period 2003-09-30
KAISER ALUMINUM CORP
filed 2003-11-14
CIK 811596

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

      At October 31, 2003, the registrant had 80,048,307 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
              KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
                             (Debtor-in-Possession)

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                    September 30,    December 31,
                                                                                        2003             2002
                                                                                   --------------   ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                       $        50.2    $         78.7
   Receivables:
      Trade, less allowance for doubtful receivables of $10.2 and $11.0                    117.2             103.1
      Other                                                                                 33.6              46.4
   Inventories                                                                             227.7             254.9
   Prepaid expenses and other current assets                                                36.4              33.5
                                                                                   --------------   ---------------
      Total current assets                                                                 465.1             516.6

Investments in and advances to unconsolidated affiliates                                    75.9              69.7
Property, plant, and equipment - net                                                       970.8           1,009.9
Other assets                                                                               534.6             629.2
                                                                                   --------------   ---------------

      Total                                                                        $     2,046.4    $      2,225.4
                                                                                   ==============   ===============
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise -
   Current liabilities:
      Accounts payable                                                             $       142.1    $        130.6
      Accrued interest                                                                       4.4               2.9
      Accrued salaries, wages, and related expenses                                         40.6              46.7
      Accrued postretirement medical benefit obligation - current portion                   60.2              60.2
      Other accrued liabilities                                                             45.8              64.2
      Payable to affiliates                                                                 49.2              28.1
      Long-term debt - current portion                                                       1.2                .9
                                                                                   --------------   ---------------
        Total current liabilities                                                          343.5             333.6

   Long-term liabilities                                                                    85.3              86.9
   Long-term debt                                                                           42.3              42.7
                                                                                   --------------   ---------------
                                                                                           471.1             463.2

Liabilities subject to compromise                                                        2,755.6           2,726.0

Minority interests                                                                         123.0             121.8
Commitments and contingencies
Stockholders' equity (deficit):
   Common stock                                                                               .8                .8
   Additional capital                                                                      539.3             539.9
   Accumulated deficit                                                                  (1,597.5)         (1,382.4)
   Accumulated other comprehensive income (loss)                                          (245.9)           (243.9)
                                                                                   --------------   ---------------
      Total stockholders' equity (deficit)                                              (1,303.3)         (1,085.6)
                                                                                   --------------   ---------------
        Total                                                                      $     2,046.4    $      2,225.4
                                                                                   ==============   ===============

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                   (Unaudited)
          (In millions of dollars, except share and per share amounts)

                                                                      Quarter Ended             Nine Months Ended
                                                                      September 30,               September 30,
                                                                ------------------------    ------------------------
                                                                   2003         2002           2003         2002
                                                                -----------  -----------    ----------  ------------

Net sales                                                       $    327.1   $    348.0     $ 1,024.9   $   1,104.9
                                                                -----------  -----------    ----------  ------------

Costs and expenses:
   Cost of products sold                                             343.3        337.6       1,063.2       1,040.3
   Depreciation and amortization                                      18.0         22.6          55.4          67.6
   Selling, administrative, research and development, and
      general                                                         25.8         27.1          77.8          97.6
   Other operating charges, net                                       15.0         25.3          15.6          34.4
                                                                -----------  -----------    ----------  ------------
      Total costs and expenses                                       402.1        412.6       1,212.0       1,239.9
                                                                -----------  -----------    ----------  ------------

Operating loss                                                       (75.0)       (64.6)       (187.1)       (135.0)

Other income (expense):
   Interest expense (excluding unrecorded contractual
      interest expense of $23.8
      for both quarters and $71.2 and $60.3
      for the nine-month periods, respectively)                       (2.9)        (2.2)         (8.2)        (18.2)
   Reorganization items                                               (5.4)        (8.5)        (20.2)        (24.6)
   Other - net                                                        (6.7)        (1.5)         (8.4)          1.0
                                                                -----------  -----------    ----------  ------------

Loss from continuing operations before income taxes,
   minority interests and discontinued operations                    (90.0)       (76.8)       (223.9)       (176.8)

Provision for income taxes                                             (.5)        (7.0)         (4.9)        (21.4)

Minority interests                                                     1.9          1.4           5.8           4.3
                                                                -----------  -----------    ----------  ------------

Loss from continuing operations                                      (88.6)       (82.4)       (223.0)       (193.9)
                                                                -----------  -----------    ----------  ------------

Discontinued operations:
   Loss from operations of curtailed Tacoma facility                    -          (1.0)         (1.6)         (4.0)
   Gain from sale of Tacoma facility                                    -            -            9.5            -
                                                                -----------  -----------    ----------  ------------
Income (loss) from discontinued operations                              -          (1.0)          7.9          (4.0)
                                                                -----------  -----------    ----------  ------------

Net loss                                                        $    (88.6)  $    (83.4)    $  (215.1)  $    (197.9)
                                                                ===========  ===========    ==========  ============

Earnings (loss) per share - Basic/Diluted:
   Loss from continuing operations                              $    (1.11)  $    (1.02)    $   (2.78)  $     (2.40)
                                                                ===========  ===========    ==========  ============
   Income (loss) from discontinued operations                   $       -    $     (.02)    $     .10   $      (.05)
                                                                ===========  ===========    ==========  ============
   Net loss                                                     $    (1.11)  $    (1.04)    $   (2.68)  $     (2.45)
                                                                ===========  ===========    ==========  ============

Weighted average shares outstanding (000):
   Basic/Diluted                                                    80,165       80,561        80,220        80,629

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                            (In millions of dollars)

                  For the Nine Months Ended September 30, 2003

                                                                                         Accumulated
                                                                                            Other
                                               Common     Additional     Accumulated    Comprehensive
                                                Stock       Capital        Deficit      Income (Loss)       Total
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, December 31, 2002                   $       .8  $     539.9   $    (1,382.4) $         (243.9) $  (1,085.6)

   Net loss                                          -            -           (215.1)            -           (215.1)
   Unrealized net decrease in value of
      derivative instruments arising during
      the period (including net decrease in
      value of $1.9 for the quarter ended
      September 30, 2003)                            -            -              -                (1.3)        (1.3)
   Reclassification adjustment
      for net realized gains on
      derivative instruments included in
      net loss (including net realized gains
      of $.2 for the quarter ended
      September 30, 2003)                            -            -              -                 (.7)         (.7)
                                                                                                        ------------
   Comprehensive income (loss)                       -            -              -               -           (217.1)

   Restricted stock cancellations                    -           (.9)            -               -              (.9)
   Restricted stock accretion                        -            .3             -               -               .3
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, September 30, 2003                  $       .8  $     539.3   $    (1,597.5) $         (245.9) $  (1,303.3)
                                             =========== ============  ============== ================= ============

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
   Reclassification adjustment for
      net realized gains on derivative
      instruments included in net loss
      (including net realized gains of
      $6.3 for the quarter ended September
      30, 2002)                                      -            -              -               (21.2)       (21.2)
                                                                                                        ------------
   Comprehensive income (loss)                                                                               (231.2)

   Incentive plan and restricted stock
      accretion                                      -            .7             -               -               .7
                                             ----------- ------------  -------------- ----------------- ------------
BALANCE, September 30, 2002                  $       .8  $     539.8   $    (1,111.6) $         (100.6) $    (671.6)
                                             =========== ============  ============== ================= ============

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (In millions of dollars)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                            -----------------------
                                                                                               2003         2002
                                                                                            -----------  ----------
Cash flows from operating activities:
   Net loss                                                                                 $   (215.1)  $  (197.9)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
      Depreciation and amortization (including deferred financing costs of $3.8 and $2.7,
        respectively)                                                                             59.2        70.3
      Non-cash charges for restructuring charges in 2003; restructuring charges and
        reorganization items in 2002                                                               1.9        37.2
      Gain on sale of Tacoma facility in 2003 and real estate in 2002                            (14.5)       (4.0)
      Equity in earnings of unconsolidated affiliates, net of distributions                       (7.2)       (6.7)
      Minority interests                                                                          (5.8)       (4.3)
      (Increase) decrease in trade and other receivables                                          (1.3)       43.0
      Decrease in inventories                                                                     27.2         8.3
      (Increase) decrease in prepaid expenses and other current assets                            (4.4)       42.4
      Increase in accounts payable and accrued interest                                           17.0        31.3
      Increase (decrease) in other accrued liabilities                                             3.0       (36.4)
      Increase (decrease) in payable to affiliates                                                21.1       (20.3)
      Decrease in accrued and deferred income taxes                                              (39.0)      (11.2)
      Net cash impact of changes in long-term assets and liabilities                              69.6        14.5
      Other                                                                                        7.9        (9.1)
                                                                                            -----------  ----------
        Net cash used by operating activities                                                    (80.4)      (42.9)
                                                                                            -----------  ----------

Cash flows from investing activities:
   Net proceeds from dispositions:  primarily Tacoma facility and interests in office
      building complex in 2003; equipment and miscellaneous real estate in 2002                   83.2        20.8
   Capital expenditures                                                                          (27.3)      (29.2)
                                                                                            -----------  ----------
        Net cash provided (used) by investing activities                                          55.9        (8.4)
                                                                                            -----------  ----------

Cash flows from financing activities:
   Financing costs, primarily DIP Facility related                                                (4.0)       (8.1)
                                                                                            -----------  ----------
        Net cash used by financing activities                                                     (4.0)       (8.1)
                                                                                            -----------  ----------

Net decrease in cash and cash equivalents during the period                                      (28.5)      (59.4)
Cash and cash equivalents at beginning of period                                                  78.7       153.3
                                                                                            -----------  ----------
Cash and cash equivalents at end of period                                                  $     50.2   $    93.9
                                                                                            ===========  ==========

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest of $1.0 and $.9, respectively                 $      2.5   $     4.4
   Income taxes paid                                                                              44.7        31.3

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

The necessity for filing the Cases by the Original Debtors was attributable to the liquidity and cash flow problems of the Company and its subsidiaries arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flows, resulting in lower credit ratings and an inability to access the capital markets.

The outstanding principal of, and accrued interest on, all debt of the Original
Debtors became immediately due and payable upon commencement of the Cases.
However, the vast majority of the claims in existence at the Filing Date
(including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Original Debtors' Cases, the Court, upon motion by the Original Debtors, authorized the Original Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations. In July 2002, the Court also issued a final order authorizing the Company to fund the cash requirements of its foreign joint ventures in the ordinary course of business and to continue using the Company's existing cash management systems. The Original Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, "assumption"
means that the Original Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Original Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a pre-Filing Date executory contract is treated as a general unsecured claim in the Cases.

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

The Court set January 31, 2003 as the last date by which holders of pre-Filing
Date claims against the Original Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) could file their claims. Any holder of a claim that was required to file a claim by such date and did not do so may be barred from asserting such claim against any of the Original Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved. All material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein. The January 31, 2003 bar date does not apply to asbestos-related personal injury claims, for which the Original Debtors reserve the right to establish a separate bar date at a later time. A separate bar date for certain hearing loss claims, which was originally set for June 30, 2003, has been extended to December 31, 2003.

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

In connection with the Additional Debtors' filings, the Court authorized the
Additional Debtors to continue to make payments in the normal course of business
(including payments of certain pre-Filing Date amounts), including payments of wages and benefits, payments for items such as materials, supplies and freight and payments of taxes. The Court also approved the continuation of the Company's existing cash management systems and routine intercompany transactions involving, among other transactions, the transfer of materials and supplies among subsidiaries and affiliates.

In March 2003, the Court set May 15, 2003 as the last date by which holders of pre-Filing Date claims against the Additional Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) could file their claims. Any holder of a claim that was required to file a claim by such date and did not do so may be barred from asserting such claim against any of the Additional Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved. All material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein.

All Debtors. Two creditors' committees, one representing the unsecured creditors
(the "UCC") and the other representing the asbestos claimants (the "ACC"), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the "1114 Committee" and, together with the UCC and the ACC, the "Committees") with whom the Debtors are discussing necessary changes, including the modification or termination, of certain retiree benefits
(such as medical and insurance) under Section 1114 of the Code. The Debtors expect that the Committees, together with the legal representative for potential future asbestos claimants (the "Futures' Representative") that has been appointed in the Cases, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures'
Representative, including those of their counsel and other advisors.

As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which was set to expire October 31, 2003. A motion to extend the exclusivity period through February 29, 2004, was filed by the Debtors in October 2003. By filing the motion to extend the exclusivity period, the period is automatically extended until the December 15, 2003 Court hearing date. As the Debtors' motion to extend the exclusivity period through
February 29, 2004 was agreed to by the UCC, the ACC and the Futures'
Representative in advance of the filing, the Debtors expect the motion to be approved by the Court. Additional extensions are likely to be sought. However, no assurance can be given that such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

The Debtors anticipate that substantially all liabilities of the Debtors as of the date of the Filing will be settled under one or more plans of reorganization to be proposed and voted on in accordance with the provisions of the Code.
Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans or as to whether such plan or plans will be confirmed by the Court and consummated. At this time, it is not possible to predict the outcome of the
Cases, in general, or the effect any such outcome may have on the businesses of the Debtors.

In working toward a plan of reorganization, the Debtors have been, and continue to be, engaged in discussions with each of their key constituencies, including the Committees, the Futures' Representative, the PBGC, and the appropriate union representatives. The treatment of individual groups of creditors in any such plan of reorganization cannot be determined definitively at this time. The ultimate treatment of and recoveries to individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claim, the outcome of ongoing discussions with the key constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law.

The Debtors' objective is to achieve the highest possible recoveries for all stakeholders, consistent with the Debtors' abilities to pay, and to continue the operations of their businesses. However, there can be no assurance that the
Debtors will be able to attain these objectives or achieve a successful reorganization. While valuation of the Debtors' assets and estimation of pre-Filing Date claims at this stage of the Cases are subject to inherent uncertainties, the Debtors currently believe that it is likely that their liabilities will be found to exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity of the Company's stockholders will be cancelled without consideration. Further, the Debtors believe that it is likely that: (a) the claims of pre-petition creditors that are given certain priorities by statute or have the benefit of guarantees or other contractual or structural seniority will likely receive substantially greater recoveries than pre-petition creditors that have no such priorities or seniority; and (b) all pending and future asbestos-related personal injury claims are likely to be resolved through the formation, pursuant to a plan of reorganization, of a statutory trust to which all claims would be directed by a channeling injunction that would permanently remove all asbestos liability from the Debtors. The trust would be funded according to statutory requirements, using the Debtors' insurance assets and certain other consideration that has yet to be agreed. No assurances can be provided that the foregoing will ultimately be included in any plan(s) of reorganization the Debtors may file. Further, while the Debtors believe it is possible to successfully reorganize their operations and emerge from Chapter 11 in 2004, their ability to do so is subject to inherent market-related risks as well as successful negotiation and Court approval for the treatment of creditors consistent with the applicable bankruptcy law.

The Company expects that, when the Debtors ultimately file a plan of reorganization, it is likely to reflect the Company's strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage, improved cost structure and competitive strength; (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products specifically with a financial structure that provides financial flexibility, including access to capital markets, for accretive acquisitions; (c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued presence in those commodities markets that have the potential to generate significant cash at steady-state metal prices. While the
Company intends to continue to pursue a standalone fabricated products company emergence strategy, from time to time the Debtors may also evaluate other reorganization strategies, consistent with the Debtors' responsibility to maximize the recoveries for its stakeholders. The Company's advisors have developed a preliminary timeline that, assuming the current pace of the Cases continues, could allow the Company to emerge from Chapter 11 in mid-2004.
However, the Debtors' ability to do so is subject to the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law. Accordingly, no assurances can be given in this regard.

In light of the Company's stated strategy and to further the Debtors' ultimate planned emergence from Chapter 11, the Debtors, with the approval of the Board of Directors and in consultation with the UCC, the ACC and the Futures'
Representative, are exploring the possible sale of one or more of their commodities businesses. In particular, the Debtors are currently exploring the possible sale of their interests in and related to: (a) Alumina Partners of
Jamaica ("Alpart"); (b) Anglesey Aluminium Limited ("Anglesey"); and (c) KACC's
alumina refinery located at Gramercy, Louisiana ("Gramercy") and Kaiser Jamaica
Bauxite Company ("KJBC"). The possible sale of the Debtors' interests in respect of Gramercy and KJBC is being explored jointly given their significant integration.

In exploring the sale of the commodities businesses, the Debtors, through their investment advisors, surveyed the potential market and initiated discussions with numerous parties believed to have an interest in such assets. In addition, other parties contacted the Debtors and/or their investment advisors to express an interest in purchasing the assets. The Debtors provided (subject to confidentiality agreements) information regarding the applicable interests to these parties, each of which was asked to submit a non-binding expression of interest regarding the individual assets. After receiving these initial expressions of interest from potential purchasers, the Debtors determined which of the expressions of interest received through the date hereof represented reasonable indications of value ("Qualified Bids"). Potential bidders
("Qualified Bidders") that submitted Qualified Bids were then permitted to conduct due diligence in respect of the assets for which they submitted a
Qualified Bid and to submit definitive proposals.

The Debtors are currently reviewing the definitive proposals submitted and, in consultation with the UCC, the ACC and the Futures' Representative, and other key constituencies, will determine whether to pursue further negotiations with
Qualified Bidders. Although the Company's Board of Directors has authorized the
Debtors to explore the potential divestiture of each of the identified commodities businesses, the Company's Board of Directors has not, as of this time, authorized the sale of any of the interests. Any sale that the Debtors might ultimately choose to pursue would be subject to the approval of the
Company's Board of Directors, the lenders under the Debtors' post-petition credit agreement (the "DIP Facility" - see Note 5) and the Court. In addition, the DIP Facility would have to be amended or modified in connection with any such sales. Moreover, in connection with any sales of the interests in Alpart and Anglesey, the Debtors would be required to accommodate certain rights of the other holders in those entities to purchase the Debtors' interests at the price specified at which such interests are proposed to be sold by the Debtors.

While no commodity asset sales are currently imminent, it is possible that one or more sales may occur during the first half of 2004. However, no assurances can be given that acceptable offers will be received for any assets or that any assets will ultimately be sold. Further, the Company's strategic vision is subject to continuing review in consultation with the Company's stakeholders and may also be modified from time to time as the Cases proceed due to such items as changes in the global markets, changes in the economics of the Company's facilities or changing financial circumstances.

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

As previously disclosed, if the Company were to decide to sell certain assets not deemed a critical part of a reorganized Kaiser, such asset sales could result in gains or losses (depending on the asset sold) and such gains or losses could be significant. This is because, under generally accepted accounting principles ("GAAP"), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if possible or probable plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

As discussed more fully above, the Company is exploring the possible divestiture of certain of its commodity assets. Specifically, the Company is engaged in separate processes that could result in the divestiture of the Company's interests in Anglesey, Alpart and Gramercy/KJBC. Definitive bids for such assets have recently been received and are currently being evaluated. It is possible that additional bids may be received. It is possible that one or all of the bids could be deemed to be acceptable and that sale transactions in respect of the
Company's interests in these assets may be completed during the first half of
2004. It is also possible that the Company's Board of Directors, after appropriate consultation with the Company's advisors and the UCC, the ACC and the Futures' Representative and other key constituencies in the Cases, may determine that a sale of one or more of these assets, at this point, is not in the best interests of creditors and other stakeholders.

For the purpose of preparing the September 30, 2003 financial statements, the
Company evaluated the book value of its interests in long-term assets related to these interests on a "hold and use" basis since, among other requirements, none of the Company's Board of Directors, the DIP Facility lenders or the Court have approved any possible sales. The Company believes that, if the assets are retained, undiscounted net cash flows associated with these assets are sufficient to recover the Company's book value of these long-term assets at
September 30, 2003, which were as follows:

Anglesey                                             $       15.0
Alpart(1)                                                   196.6
Gramercy/KJBC                                               375.9
                                                     -------------
                                                     $      587.5
                                                     =============

---------------------------
(1)   Kaiser's 65% share of Alpart's net property, plant and equipment.

The Company cannot currently predict whether the Company's interests in
Anglesey, Alpart and Gramercy/KJBC will ultimately be sold as a result of the aforementioned processes. Further, as stated above, the Company has not had sufficient time to evaluate the terms of the various proposals submitted by the possible purchasers. Additionally, it is possible that the terms of any transactions may change by the time that definitive agreements are signed, requisite approvals of the DIP Facility lenders are obtained and the Court approval for such transaction would be sought. Therefore, in evaluating the
Debtors' share of the long-term assets and interests related to Anglesey, Alpart and Gramercy/KJBC, the Company did not include a sale scenario in its impairment evaluation. However, the Company believes that if it were to sell these assets, it is likely that (a) a gain would result on the sale of interests in Anglesey,
(b) the interests in Alpart would be sold for amounts within a reasonable range of its net book value, and (c) the sale of the Company's interests in
Gramercy/KJBC would result in a material non-cash impairment charge.

However, as discussed above, since any sale is subject to a number of approvals
(including the Board of Directors, the DIP Facility lenders and the Court) and further negotiations still have to occur, no assurances can be given that any of the foregoing interests or other assets will be sold.

Financial Information. Condensed consolidating financial statements of the
Debtors and non-Debtors are set forth below:

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Current assets                           $      325.9  $       29.5   $       109.7  $          -     $       465.1
Investments in subsidiaries and
   affiliates                                 1,418.9         206.1              .1         (1,549.2)          75.9
Intercompany receivables (payables), net       (979.5)        893.7            85.8             -               -
Property and equipment, net                     572.2          18.0           380.6             -             970.8
Deferred income taxes                           (81.9)         81.9             -               -               -
Other assets                                    526.5            .4             7.7             -             534.6
                                         ------------- -------------  -------------- ---------------- --------------
                                         $    1,782.1  $    1,229.6   $       583.9  $      (1,549.2) $     2,046.4
                                         ============= =============  ============== ================ ==============

Liabilities not subject to compromise -
   Current liabilities                   $      246.3  $       25.4   $        85.3  $         (13.5) $       343.5
   Long-term liabilities                         82.8          16.1            28.7             -             127.6
Liabilities subject to compromise             2,755.6           -               -               -           2,755.6
Minority interests                                 .7           -             104.9             17.4          123.0
Stockholders' equity (deficit)               (1,303.3)      1,188.1           365.0         (1,553.1)      (1,303.3)
                                         ------------- -------------  -------------- ---------------- --------------
                                         $    1,782.1  $    1,229.6   $       583.9  $      (1,549.2) $     2,046.4
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

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net sales                                $      292.6  $       10.9   $        23.6  $          -     $       327.1
                                         ------------- -------------  -------------- ---------------- --------------
Costs and expenses -
   Operating costs and expenses                 342.8           9.9            34.4             -             387.1
   Other operating charges, net                  15.0          -                -               -              15.0
                                         ------------- -------------  -------------- ---------------- --------------
                                                357.8           9.9            34.4                           402.1
                                         ------------- -------------  -------------- ---------------- --------------
Operating income (loss)                         (65.2)          1.0           (10.8)            -             (75.0)
Interest expense                                 (2.7)          -               (.2)            -              (2.9)
All other income (expense), net                 (11.8)         (3.1)             .1              2.7          (12.1)
Income tax and minority interests                (1.3)         (1.2)            3.9             -               1.4
Equity in income of subsidiaries                 (7.6)          -               -                7.6            -
                                         ------------- -------------  -------------- ---------------- --------------
Income (loss) from continuing operations        (88.6)         (3.3)           (7.0)            10.3          (88.6)
Discontinued operations                           -             -               -               -               -
                                         ------------- -------------  -------------- ---------------- --------------
Net income (loss)                        $      (88.6) $       (3.3)  $        (7.0) $          10.3  $       (88.6)
                                         ============= =============  ============== ================ ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net sales                                $      309.5  $       13.1   $        52.0  $         (26.6) $       348.0
                                         ------------- -------------  -------------- ---------------- --------------
Costs and expenses -
   Operating costs and expenses                 352.6           5.5            55.8            (26.6)         387.3
   Other operating charges, net                  24.3           -               1.0             -              25.3
                                         ------------- -------------  -------------- ---------------- --------------
                                                376.9           5.5            56.8            (26.6)         412.6
                                         ------------- -------------  -------------- ---------------- --------------
Operating income (loss)                         (67.4)          7.6            (4.8)            -             (64.6)
Interest expense                                 (2.0)          -               (.2)            -              (2.2)
All other income (expense), net                  (9.6)         (3.0)             .1              2.5          (10.0)
Income tax and minority interests                (2.2)         (5.8)            2.4             -              (5.6)
Equity in income of subsidiaries                 (1.2)          -               -                1.2            -
                                         ------------- -------------  -------------- ---------------- --------------
Income (loss) from continuing operations        (82.4)         (1.2)           (2.5)             3.7          (82.4)
Discontinued operations                          (1.0)          -               -               -              (1.0)
                                         ------------- -------------  -------------- ---------------- --------------
Net income (loss)                        $      (83.4) $       (1.2)  $        (2.5) $           3.7  $       (83.4)
                                         ============= =============  ============== ================ ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net sales                                $      920.2  $       35.4   $        82.7  $         (13.4) $     1,024.9
                                         ------------- -------------  -------------- ---------------- --------------
Costs and expenses -
   Operating costs and expenses               1,069.0          22.2           118.6            (13.4)       1,196.4
   Other operating charges, net                  15.6           -               -               -              15.6
                                         ------------- -------------  -------------- ---------------- --------------
                                              1,084.6          22.2           118.6            (13.4)       1,212.0
                                         ------------- -------------  -------------- ---------------- --------------
Operating income (loss)                        (164.4)         13.2           (35.9)            -            (187.1)
Interest expense                                 (7.6)          -               (.6)            -              (8.2)
All other income (expense), net                 (30.1)         (7.5)             .8              8.2          (28.6)
Income tax and minority interests                (3.9)         (8.4)           13.2             -                .9
Equity in income of subsidiaries                (17.0)          -               -               17.0            -
                                         ------------- -------------  -------------- ---------------- --------------
Income (loss) from continuing operations       (223.0)         (2.7)          (22.5)            25.2         (223.0)
Discontinued operations                           7.9           -               -               -               7.9
                                         ------------- -------------  -------------- ---------------- --------------
Net income (loss)                        $     (215.1) $       (2.7)  $       (22.5) $          25.2  $      (215.1)
                                         ============= =============  ============== ================ ==============

               CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net sales                                $      996.2  $       36.1   $       156.3  $         (83.7) $     1,104.9
                                         ------------- -------------  -------------- ---------------- --------------
Costs and expenses -
   Operating costs and expenses               1,106.0          13.2           170.0            (83.7)       1,205.5
   Other operating charges, net                  33.4           -               1.0             -              34.4
                                         ------------- -------------  -------------- ---------------- --------------
                                              1,139.4          13.2           171.0            (83.7)       1,239.9
                                         ------------- -------------  -------------- ---------------- --------------
Operating income (loss)                        (143.2)         22.9           (14.7)            -            (135.0)
Interest expense                                (17.2)          -              (1.0)            -             (18.2)
All other income (expense), net                 (22.7)         (8.6)             .1              7.6          (23.6)
Income tax and minority interests                (5.9)        (16.2)            5.0             -             (17.1)
Equity in income of subsidiaries                 (4.9)          -               -                4.9            -
                                         ------------- -------------  -------------- ---------------- --------------
Income (loss) from continuing operations       (193.9)         (1.9)          (10.6)            12.5         (193.9)
Discontinued operations                          (4.0)          -               -               -              (4.0)
                                         ------------- -------------  -------------- ---------------- --------------
Net income (loss)                        $     (197.9) $       (1.9)  $       (10.6) $          12.5  $      (197.9)
                                         ============= =============  ============== ================ ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net cash provided (used) by:
   Operating activities                  $     (100.6) $         .1   $        20.1  $          -     $       (80.4)
   Investing activities                          76.2           (.2)          (20.1)            -              55.9
   Financing activities                          (4.0)          -               -               -              (4.0)
                                         ------------- -------------  -------------- ---------------- --------------
Net decrease in cash and cash equivalents       (28.4)          (.1)            -               -             (28.5)
Cash and cash equivalents, beginning of
   period                                        75.5           2.1             1.1             -              78.7
                                         ------------- -------------  -------------- ---------------- --------------
Cash and cash equivalents, end of period $       47.1  $        2.0   $         1.1  $          -     $        50.2
                                         ============= =============  ============== ================ ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                      Consolidation/
                                           Original     Additional                      Elimination
                                            Debtors       Debtors       Non-Debtors       Entries      Consolidated
                                         ------------- -------------  -------------- ---------------- --------------
Net cash provided (used) by:
   Operating activities                  $      (67.2) $        1.3   $        23.0  $          -     $       (42.9)
   Investing activities                          15.1           (.6)          (22.9)            -              (8.4)
   Financing activities                          (8.1)          -               -               -              (8.1)
                                         ------------- -------------  -------------- ---------------- --------------
Net (decrease) increase in cash and cash
   equivalents                                  (60.2)           .7              .1             -             (59.4)
Cash and cash equivalents, beginning of
   period                                       151.6           1.4              .3             -             153.3
                                         ------------- -------------  -------------- ---------------- --------------
Cash and cash equivalents, end of period $       91.4  $        2.1   $          .4  $          -     $        93.9
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

Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Debtors. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or probable pre-Filing Date claims that are likely to be resolved in connection with the Cases. Such claims remain subject to future adjustments. Further, the Debtors currently believe that it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity of the Company's stockholders will be cancelled without consideration.

The amounts subject to compromise at September 30, 2003 and December 31, 2002 consisted of the following items:

                                                                                  September 30,      December 31,
                                                                                      2003               2002
                                                                                 ---------------   ----------------
Items, absent the Cases, that would have been considered current:
   Accounts payable                                                              $         50.9    $          47.6
   Accrued interest                                                                        44.0               44.0
   Accrued salaries, wages and related expenses(1)                                        159.0               59.0
   Other accrued liabilities (including asbestos liability of $130.0 - Note 7)            145.7              150.6
Items, absent the Cases, that would have been considered long-term:
   Accrued pension benefits                                                               299.8              362.7
   Accrued postretirement medical obligation(2)                                           661.4              672.4
   Long-term liabilities(3)                                                               564.6              559.5
   Debt (Note 5)                                                                          830.2              830.2
                                                                                 ---------------   ----------------
                                                                                 $      2,755.6    $       2,726.0
                                                                                 ===============   ================

(1)     Accrued salaries, wages and related expenses represent estimated minimum pension contributions that, absent the Cases, would have otherwise been payable. Amounts for the period ended September 30, 2003 include approximately $100.0 associated with estimated special liquidity and other pension contributions that were not made. As previously disclosed, the Company does not currently expect to make any pension contributions in respect of its domestic pension plans. See Note 10 of Notes to
        Consolidated Financial Statements in the Company's Form 10-K for the
        year ended December 31, 2002 for additional information about non-payment of pension contributions.
(2)     In August 2003, the Court approved the appointment of the 1114 Committee with whom the Debtors are discussing necessary changes, including the modification or termination, of certain salaried retiree benefits (such as medical and insurance) under Section 1114 of the Code. Separately, the Debtors are discussing modification or termination of hourly retiree benefits pursuant to collective bargaining agreements with the appropriate union representatives. The Company has continued to report the current portion of accrued postretirement medical obligations as liabilities not subject to compromise, but this treatment is subject to change depending on the outcome of the aforementioned discussions and specific actions by the Company.
(3)     Long-term liabilities include environmental liabilities of $43.0 at
        September 30, 2003 and $21.7 at December 31, 2002 (Note 7) and asbestos liabilities of $480.1 at September 30, 2003 and December 31, 2002 (Note
        7).

The classification of liabilities "not subject to compromise" versus liabilities
"subject to compromise" is based on currently available information and analysis. See Note 5 for a discussion of the solid waste disposal revenue bonds which are currently classified as liabilities not subject to compromise.
However, a portion of the bonds could be reclassified to liabilities subject to compromise based on the results of an appraisal which the Company is currently obtaining. As the Cases proceed and additional information and analysis is completed or, as the Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant. Additionally, as the Company evaluates the proofs of claim filed in the Cases, adjustments will be made for those claims that the Company believes will probably be allowed by the Court. The amount of such claims could be significant.

Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarter and nine-month periods ended September 30, 2003 and 2002, reorganization items were as follows:

                                                                      Quarter Ended             Nine Months Ended
                                                                      September 30,               September 30,
                                                                ------------------------    ------------------------
                                                                   2003         2002           2003         2002
                                                                -----------  -----------    ----------  ------------
Professional fees                                               $      5.5   $      8.9     $    20.7   $      19.8
Accelerated amortization of certain deferred
   financing costs                                                      -            -              -           4.5
Interest income                                                        (.2)         (.5)          (.7)         (1.6)
Other                                                                   .1           .1            .2           1.9
                                                                -----------  -----------    ----------  ------------
                                                                $      5.4   $      8.5     $    20.2   $      24.6
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
however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the interim consolidated financial statements do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c) the effect of any changes that may occur in connection with the Debtors' capitalizations or operations of the Debtors as a result of a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties. See Financial Statement Presentation in Note 1 for a discussion of possible impairment charges as a result of the Company's potential divestitures of its interests in any or all of its commodities businesses.

Principles of Consolidation. The Company is a subsidiary of MAXXAM Inc.
("MAXXAM"). MAXXAM and one of its wholly owned subsidiaries together own approximately 62% of the Company's Common Stock, with the remaining approximately 38% publicly held. The Company operates through its subsidiary,
KACC.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.

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
However, earnings (loss) per share may not be meaningful, because as a part of a plan of reorganization, it is likely that the equity interests of the Company's existing stockholders will be cancelled without consideration.

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

3.    INVENTORIES

The classification of inventories is as follows:

                                                                              September 30,     December 31,
                                                                                  2003              2002
                                                                             ---------------  ----------------
Finished fabricated aluminum products                                        $         23.3   $          28.1
Primary aluminum and work in process                                                   74.9              71.2
Bauxite and alumina                                                                    52.2              72.9
Operating supplies and repair and maintenance parts                                    77.3              82.7
                                                                             ---------------  ----------------
      Total                                                                  $        227.7   $         254.9
                                                                             ===============  ================

Substantially all product inventories are stated at last-in, first-out ("LIFO")
cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

4.    PACIFIC NORTHWEST SMELTER CURTAILMENTS AND RELATED POWER MATTERS

Future Power Supply. During October 2000, KACC signed a new power contract with the Bonneville Power Administration ("BPA") under which the BPA, starting
October 1, 2001, was to provide KACC's operations in the State of Washington with approximately 290 megawatts of power through September 2006. The contract provided KACC with sufficient power to fully operate KACC's Trentwood facility, as well as approximately 40% of the combined capacity of KACC's Mead and Tacoma aluminum smelting operations which have been curtailed since the last half of
2000.

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

In addition to the BPA power contract, KACC had a transmission service agreement with the BPA under which the BPA transmitted power to KACC's Mead, Tacoma and
Trentwood facilities. In October 2003, with the approval of the Court, the BPA agreement was restructured. Key aspects of the restructuring included: (a) the existing transmission service agreement was terminated; (b) KACC and the BPA entered into two new transmission service agreements that provide for the transmission of power for the Mead and Trentwood facilities at reduced transmission costs; and (c) KACC and the BPA agreed that the BPA would be allowed to file an unsecured pre-Filing Date claim of approximately $3.2 (which amount has been reflected in Other operating charges, net - see Note 10 in respect of the termination of the existing agreement).

Smelter Operating Rate. In January 2003, the Company announced the indefinite curtailment of the Mead facility. The curtailment of the Mead facility was due to the continuing unfavorable market dynamics, specifically unattractive long-term power prices and weak primary aluminum prices - both of which are significant impediments for an older smelter with higher-than-average operating costs. The Mead facility is expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. The restart of a portion of KACC's
Mead facility would require the purchase of additional power from available sources. For KACC to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that KACC will operate the Mead facility in the near future. If KACC were to restart all or a portion of its Mead facility, it would take at least three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Mead facility would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices. See Note 5 of Notes to Consolidated Financial
Statements in the Company's Form 10-K for the year ended December 31, 2002, for a discussion of the Northwest smelters 2002 impairment charge.

In January 2003, the Court approved the sale of the Tacoma facility to the Port of Tacoma. The sale closed in February 2003. See Note 9 for additional discussion on the sale of the Tacoma facility.

5.    LONG-TERM DEBT

Debt consists of the following:

                                                                         September 30,    December 31,
                                                                             2003             2002
---------------------------------------------------------------------  ----------------  --------------
Secured:
   Post-Petition Credit Agreement                                      $          -      $         -
   8 1/4% Alpart CARIFA Loans due 2007                                            22.0            22.0
   7.6% Solid Waste Disposal Revenue Bonds due 2027                               19.0            19.0
   Other borrowings (fixed rate)                                                   2.5             2.6
Unsecured (reflected as Liabilities Subject to Compromise):
   9 7/8% Senior Notes due 2002, net                                             172.8           172.8
   10 7/8% Senior Notes due 2006, net                                            225.0           225.0
   12 3/4% Senior Subordinated Notes due 2003                                    400.0           400.0
   Other borrowings (fixed and variable rates)                                    32.4            32.4
                                                                       ----------------  --------------
Total                                                                            873.7           873.8

Less - Current portion                                                             1.2              .9
        Pre-Filing Date claims included in liabilities
          subject to compromise (Note 1)                                         830.2           830.2
                                                                       ----------------  --------------
Long-term debt                                                         $          42.3   $        42.7
                                                                       ================  ==============

Post-Petition Credit Agreement. On February 12, 2002, the Company and KACC
entered into the DIP Facility with a group of lenders for debtor-in-possession financing. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super-priority status with respect to certain of the Additional Debtors' assets. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 13, 2005
(extended from February 12, 2004 in August 2003 as discussed below), the effective date of a plan of reorganization or voluntary termination by the
Company. Under the DIP Facility, KACC is able to borrow amounts by means of revolving credit advances and to have issued for its benefit letters of credit
(up to $125.0) in an aggregate amount equal to the lesser of $285.0 (reduced from $300.0 in August 2003 as discussed below) or a borrowing base relating to eligible accounts receivable, eligible inventory and an amortizing fixed asset component, reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by the Company and certain significant subsidiaries of KACC. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC's option. As of September 30, 2003,
$154.3 was available to the Company under the DIP Facility (of which up to $75.1 could be used for additional letters of credit) and no borrowings were outstanding under the revolving credit facility.

The DIP Facility requires KACC to comply with certain covenants and places restrictions on the Company's, KACC's and KACC's subsidiaries' ability to, among other things, incur debt and liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. During June 2003 and August 2003, the
Company and the DIP Facility lenders completed two amendments. The first of the two amendments (the fifth amendment to the DIP Facility) was necessary in order to permit the Company to take certain actions necessary to facilitate access by
Queensland Alumina Limited ("QAL"), the Company's 20%-owned affiliate, to amounts available to QAL under its financing arrangements, thereby reducing the
Company's and the other owners' funding requirements for QAL. The Company's share of such additional financings at QAL is $43.0. The fifth amendment to the
DIP Facility was approved by the Court in June 2003. The major provisions of the second of the two amendments (the sixth amendment to the DIP Facility) included:
(a) an extension of the maturity of the DIP Facility to February 2005, (b) an increase in the eligible borrowing base amount under the DIP Facility by, among other things, restoring the amortizing fixed asset component to the original
$100.0 amount as of August 2003, (c) the incorporation of the May 2003 limited waiver and a further modification of the financial covenant for periods beginning June 30, 2003, and (d) a reduction of the commitment amount of the DIP
Facility to $285.0. The sixth amendment was approved by the Court in August
2003.

The DIP Facility contains a number of provisions that address or could be affected by any asset sales that may result from the possible commodity asset divestiture program (see Note 1), including provisions that: (a) limit asset dispositions by the Debtors; (b) limit releases of collateral securing obligations under the DIP Facility; (c) address the Debtors' use of proceeds from asset dispositions; (d) impact the determination of the borrowing base and the amount of commitments under the DIP Facility; and (e) provide for certain financial provisions. As a result, amendments or modifications to the DIP
Facility would be necessary in connection with any proposed commodity asset sales. The Debtors will seek the requisite amendments or modifications to the
DIP Facility as required.

The borrowing base under the DIP Facility could be materially affected by any asset dispositions that are ultimately completed because: (a) the DIP Facility currently provides that the fixed asset component of the borrowing base is reduced by the amount of proceeds received from certain asset dispositions (but not to an amount less than zero); (b) eligible receivables and inventories related to such assets would no longer be included; and (c) it is unclear to what extent sales proceeds resulting from any asset sales that may be completed would be available to the Company or be available to support the borrowing base.

8 1/4% Alpart CARIFA Loans. The Alpart CARIFA financing would have to be repaid if the Company's interests in Alpart were to be sold (as discussed in Note 1).
Additionally, upon any such payment, the Company's letter of credit obligation under the DIP Facility securing the loans (see Note 7 of Notes to Consolidated
Financial Statements in the Company's Form 10-K for the year ended December 31,
2002) would be cancelled.

7.6% Solid Waste Disposal Revenue Bonds. The 7.6% solid waste disposal revenue bonds (the "Solid Waste Bonds") are secured by certain (but not all) of the facilities and equipment at the curtailed Mead facility (see Note 4). Given the uncertainty regarding the Mead facility's future operations, the Company currently believes that it is unlikely that the value of the collateral securing the Solid Waste Bonds will be sufficient for full recovery of the bondholders'
claim. To the extent that the total claim amount exceeds the value of the collateral, any such excess will represent an unsecured claim subject to compromise. The Company is currently obtaining an independent appraisal that will assist it in estimating the value of the collateral securing the Solid
Waste Bonds. No adjustment has been reflected in the accompanying financial statements to reclassify any amount of claims in excess of the collateral value from secured debt (i.e. liabilities not subject to compromise) to liabilities subject to compromise. However, the Company expects that such a reclassification is likely and that the portion of the claim amount that will be reclassified to liabilities subject to compromise will be significant.

6.    INCOME TAXES

The income tax provisions of $.5 and $7.0 for the quarters ended September 30,
2003 and 2002, respectively, and $4.9 and $21.4 for the nine-month periods ended
September 30, 2003 and 2002, respectively, relate primarily to foreign income taxes. For the quarter and nine-month periods ended September 30, 2003 and 2002, as a result of the Cases, the Company did not recognize any U.S. income tax benefit for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes.
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

Commitments. KACC has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 8), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share (20%) of debt, operating costs, and certain other costs of QAL. KACC's share of the aggregate minimum amount of required future principal payments as of September 30, 2003, was
$60.0, which amount matures in varying amounts during the 2005 to 2008 period.
KACC's share of QAL's debt increased by approximately $8.0 during the quarter ended September 30, 2003 as the additional draw downs on QAL financing (KACC's share $40.0) more than offset KACC's share ($32.0) of QAL's debt principal payment. During July 2002, KACC made payments of approximately $29.5 to QAL to fund KACC's share of QAL's scheduled debt maturities (see Note 5). KACC's share of payments to QAL, including operating costs and certain other expenses under the agreements, has ranged between $95.0 - $103.0 per year over the past three years. KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey.

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

KACC had a long-term liability, net of estimated subleases income, in respect of the Kaiser Center office complex in Oakland, California, in which KACC had not maintained offices for a number of years, but for which it was responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. The Company also held an investment in certain notes issued by the owners of the building (which were included in Other Assets). In October 2002, the Company entered into a contract to sell its interests in the office complex.
As the contract amount was less than the asset's net carrying value, the Company recorded a non-cash impairment charge in 2002 of approximately $20.0 (see Note
10). The sale was approved by the Court in February 2003 and closed in March
2003. Net cash proceeds were approximately $61.1.

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

Based on the Company's evaluation of these and other environmental matters, the
Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September
30, 2003, the balance of such accruals was $82.2 (of which $43.0 was included in
Liabilities subject to compromise - see Note 1). These environmental accruals represent the Company's estimate of costs reasonably expected to be incurred in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology, and the Company's assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions would be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $8.0 to $12.0 in 2003 and 2004,
$1.0 to $4.0 in 2005 through 2007 and an aggregate of approximately $57.0 thereafter. Approximately $20.2 of the adjustments to the environmental liabilities in the third quarter of 2003 (see below) that applied to non-owned property sites has been included in the after 2007 balance because such amounts are expected to be settled solely in connection with the Debtors' plan of reorganization.

The September 30, 2003 accrual balance includes approximately $23.2 that was provided during the third quarter of 2003. Approximately $20.2 of the amount provided in the third quarter of 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of KACC's environmental exposure at a number of non-owned sites. Under this agreement, among other things, KACC agreed to claims at such sites totaling $25.6 ($20.2 greater than amounts that had previously been accrued for these sites) and, in return, the governmental regulatory authorities have agreed that such claims would be treated as pre-Filing Date unsecured claims (i.e. liabilities subject to compromise). While KACC and the various federal and state governmental regulatory authorities signed the agreement prior to the issuance of the June
30, 2003 financial statements, the agreement gave the regulatory authorities the unilateral right to withdraw their approval until after the conclusion of a public notice and comment period. Further, the agreement was also subject to
Court approval which was not obtained until October 2003. Because the agreement was subject to significant modification or termination until the public comment period lapsed and the Court's approval was obtained, KACC did not record the charge associated with the agreement until the third quarter of 2003 as it was not previously believed to be "probable" (which is the criteria for recognition under GAAP). The Company recorded the portion of the $20.2 accrual that relates to locations with operations ($15.7) in Other operating charges, net (see Note
10). The remainder of the accrual ($4.5), which relates to locations that have not operated for a number of years was recorded in Other income (expense) (see
Note 10).

During September 2003, the Company also provided additional accruals totaling approximately $3.0 associated with certain KACC-owned properties with no current operations (recorded in Other income (expense) - see Note 10). These additional accruals resulted primarily from additional cost estimation efforts undertaken by the Company in connection with its reorganization efforts. The additional accruals were recorded as liabilities not subject to compromise as they relate to properties owned by the Company.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $17.0 (a majority of which are estimated to relate to owned sites that are likely not subject to compromise). As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved.
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

Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the
Debtors. However, during the pendency of the Cases, KACC expects additional asbestos claims will be filed as part of the claims process. A separate creditors' committee representing the interests of the asbestos claimants, the
ACC, has been appointed. The Debtors' obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

The Company has accrued a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed through 2011. At
September 30, 2003, the balance of such accrual was $610.1, all of which was included in Liabilities subject to compromise (see Note 1). The Company's estimate is based on the Company's view, at September 30, 2003, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company's actual costs could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, the Company expects that the plan of reorganization process may require an estimation of
KACC's entire asbestos-related liability, which may go beyond 2011, and that such costs could be substantial.

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

                                                            September 30,        December 31,
                                                                2003                 2002
-------------------------------------------------------   -----------------   ------------------
Liability                                                 $          610.1    $           610.1
Receivable (included in Other assets)(1)                             466.2                484.0
                                                          -----------------   ------------------
                                                          $          143.9    $           126.1
                                                          =================   ==================

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that
      KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC's aggregate insurance coverage. As of September 30, 2003 and December 31, 2002, $6.9 and $24.7,
      respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by KACC in the future.

                                                                 Nine Months
                                                                    Ended                Inception
                                                             September 30, 2003           To Date
---------------------------------------------------------  ----------------------   ------------------
Payments made, including related legal costs               $             -          $          (355.7)
Insurance recoveries                                                        17.8                263.2
                                                           ----------------------   ------------------
                                                           $                17.8    $           (92.5)
                                                           ======================   ==================

During the pendency of the Cases, all asbestos litigation is stayed. As a result, the Company does not expect to make any asbestos payments in the near term. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to its Filing Date.

Management continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the
Company's underlying assumptions. Additional asbestos-related claims are likely to be asserted as a part of the Chapter 11 process. Management cannot at this time reasonably predict the ultimate number of such claims or the amount of the associated liability. However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims through 2011. KACC's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall Chapter 11 proceedings. It is anticipated that resolution of these matters could be a lengthy process.
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

KACC has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims.
These settlement agreements were approved by the Court. In accordance with the
Court approval, the insurers are to pay certain amounts, pursuant to the terms of an escrow agreement, into a fund (the "Escrow Fund") in which KACC has no interest, but which amounts will be available for the ultimate settlement of
KACC's asbestos-related claims. Because the Escrow Fund is under the control of the escrow agent, who will make distributions only pursuant to a Court order, the Escrow Fund is not included in the accompanying consolidated balance sheet at September 30, 2003. In addition, since neither the Company nor KACC received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the escrow funds, neither the asbestos-related receivable or the asbestos-related liability have been adjusted as a result of these transactions. As of September
30, 2003, the insurers had paid $7.6 into the Escrow Fund. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur.

Labor Matters. In connection with the United Steelworkers of America ("USWA")
strike and subsequent lock-out by KACC, which was settled in September 2000, certain allegations of unfair labor practices ("ULPs") were filed with the
National Labor Relations Board ("NLRB") by the USWA. As previously disclosed,
KACC has responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against
KACC by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. In May 2002, the administrative law judge ruled against KACC in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge's ruling did not contain any specific amount of proposed award and is not self-executing. The USWA has filed a proof of claim for $240.0 in the Cases in respect of this matter. The NLRB also filed a proof of claim in respect of this matter for $117.0, including interest of approximately $18.0. However, the
Company was recently notified that the NLRB had revised its estimate of its claim to $213.0. Depending on the ultimate amount of any interest due and amount of offsetting employee earnings and other factors, if the USWA ultimately were to prevail it is possible that the amount of the award could exceed $200.0. It is also possible that the Company may ultimately prevail on appeal and that no loss will occur.

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

This matter is not currently stayed by the Cases. However, as previously stated, seeing this matter to its ultimate outcome could take several years. Further, any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any consideration that may ultimately be required in respect of this matter would only be paid upon or after the Company's emergence from the Cases.

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

2003. The following table summarizes KACC's material derivative positions at
September 30, 2003.

                                                                                  Estimated %
                                                                Notional          of Periods           Carrying/
                                                                Amount of       Sales/Purchases         Market
              Commodity                      Period             Contracts           Hedged               Value
-----------------------------------   ---------------------   -------------   -------------------  -----------------
Aluminum (in tons*) -
      Option contracts                 10/03 through 12/03           54,000           96%          $           1.9

Energy -
   Fuel Oil (in barrels per month):
      Option contracts                 10/03 through 12/03          230,000          100%                       .2

   Natural gas (in mmbtu per day):
      Option contracts                 10/03 through 11/03               50           96%                       .3

In October 2003, KACC purchased additional option contracts which cap the price that KACC would have to pay for approximately 25% of its fuel oil requirements for January, February and March 2004 and approximately 25% of its natural gas requirements for December 2003. During October, KACC also purchased option contracts that established a floor for approximately one-fourth of its product sales that are linked to January, February and March 2004 primary aluminum prices.

The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices, natural gas and fuel oil prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

As of September 30, 2003, KACC had sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for the balance of 2003 and a vast majority of such alumina in 2004 and 2005 at prices indexed to future prices of primary aluminum.

2002. Because the agreements underlying KACC's hedging positions provided that the counterparties to the hedging contracts could liquidate KACC's hedging positions if KACC filed for reorganization, KACC chose to liquidate these positions in advance of the Filing Date. Proceeds from the liquidation totaled approximately $42.2. A net gain of $23.3 associated with these liquidated positions was deferred and is being recognized over the period during which the underlying transactions to which the hedges related are expected to occur. The net gain upon liquidation consisted of: gains of $30.2 for aluminum contracts and losses of $5.0 for Australian dollars and $1.9 for energy contracts. As of
September 30, 2003, the remaining unamortized amount was approximately a net loss of $2.0.

9.    DISCONTINUED OPERATIONS

The Company has previously disclosed that, in connection with the development of a plan of reorganization, it conducted a study of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. When the Company received the preliminary results of the study, it analyzed the findings and met with the USWA and other parties prior to making its determination as to the appropriate action(s). The outcome of the study and the Company's ongoing work on developing a plan of reorganization led the
Company to conclude that the Tacoma facility, whose aluminum smelting operations had been curtailed since the last half of 2000, could not compete with the much larger, newer and more efficient smelters, generally located outside the United
States. As a result, the Company entered into an agreement, which was approved by the Court in January 2003, to sell the Tacoma facility to the Port of Tacoma
(the "Port"). Gross proceeds from the sale, before considering approximately
$4.0 of proceeds being held in escrow pending the resolution of certain environmental and other issues, were approximately $12.1. The Port also agreed to assume the on-site environmental remediation obligations. The sale closed in
February 2003. The sale resulted in a pre-tax gain of approximately $9.5. In accordance with Statement of Financial Accounting Standards No. 144, Accounting
for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the
operating results of the Tacoma facility for the quarter and nine-month periods ended September 30, 2003 and 2002 and the gain from the sale of the Tacoma facility have been reported as discontinued operations in the accompanying
Statements of Consolidated Income (Loss). The balances and operating results associated with the Tacoma facility were previously included in the Primary
Aluminum business segment.

---------------
* All references to tons in this report refer to metric tons of 2,204.6 pounds.

10.   OTHER OPERATING CHARGES AND OTHER INCOME (EXPENSE)

Other Operating (Charges) Benefits, Net. The income (loss) impact associated with other operating (charges) benefits, net for the quarter and nine-month periods ended September 30, 2003 and 2002, was as follows (the business segment to which the item is applicable is indicated):

                                                                      Quarter Ended             Nine Months Ended
                                                                      September 30,               September 30,
                                                                ------------------------    ------------------------
                                                                   2003         2002           2003         2002
                                                                -----------  -----------    ----------  ------------
Restructuring charges -
   Primary Aluminum                                             $       -    $     (1.0)    $    (1.3)  $      (2.7)
   Bauxite & Alumina                                                    -            -            (.1)         (1.9)
   Fabricated Products                                                  -          (2.8)            -          (6.7)
Impairment charges -
   Primary Aluminum                                                     -          (3.4)            -          (3.4)
   Eliminations - Intersegment profit elimination on Primary
      Aluminum inventory charge                                         -           1.9             -           1.9
   Corporate - Kaiser Center Office Complex (Note 7)                    -         (20.0)            -         (20.0)
Restructured transmission service agreement - Primary
   Aluminum (Note 4)                                                  (3.2)          -           (3.2)           -
Environmental multi-site settlement - Corporate (Note 7)             (15.7)          -          (15.7)           -
Gain on sale of equipment, net - Fabricated Products                   3.9           -            3.9            -
Product lines exit charge - Fabricated Products                         -            -              -          (1.6)
Other                                                                   -            -             .8            -
                                                                -----------  -----------    ----------  ------------
                                                                $    (15.0)  $    (25.3)    $   (15.6)  $     (34.4)
                                                                ===========  ===========    ==========  ============

Restructuring Charges -

Restructuring charges in 2003 consist of employee benefit costs associated with approximately 20 job eliminations (all of which have been eliminated) during the first half of 2003 resulting primarily from the Primary aluminum business segment's Mead facility's indefinite curtailment (see Note 4 ). Restructuring charges in 2002 resulted from initiatives designed to increase operating cash flow, generate cash from inventory reduction and improve the Company's financial flexibility. These initiatives resulted in restructuring charges in the third quarter of 2002 of employee benefit and related costs of $3.8 associated with
140 job eliminations. Restructuring charges for the 2002 year-to-date period consisted of $9.4 of employee benefit and related costs associated with 200 job eliminations and $1.9 of third party costs associated with cost reduction initiatives. All of the positions had been eliminated by the end of 2002.

Impairment Charges -

Impairment charges at the Primary aluminum business segment in 2002 included a third quarter charge of $3.4 to write-down certain alumina inventories at the
Company's Northwest smelters to their net realizable values. The charge at
Primary Aluminum was partially offset by a $1.9 benefit in the Eliminations segment representing the elimination of deferred intersegment profit included in the Primary aluminum inventory charge.

Other (Charges) Credits -

In July 2003, with Court approval, the Company sold certain equipment at the
Trentwood flat rolled products facility that was no longer required as a part of past product rationalizations. Proceeds from the sale were approximately $7.0, resulting in a net gain of approximately $5.0 after considering sale related costs. The gain on the sale of this equipment has been netted against additional impairment charges of approximately $1.1 associated with equipment to be abandoned or otherwise disposed of primarily as a result of product rationalizations. The equipment that was sold in July 2003 had been impaired to a zero basis in the fourth quarter of 2001. The impairment was based on information available at that time and the expectation that proceeds from the eventual sale of the equipment would be fully offset by sale related costs to be borne by the Company (see Note 5 of Notes to Consolidated Financial Statements
in the Company's Form 10-K for the year ended December 31, 2002 for additional information regarding the 2001 Trentwood impairment charge).

The product line exit charge in 2002 relates to a $1.6 LIFO inventory charge which resulted from the Fabricated products segment's exit from the lid and tab stock and brazing sheet product lines.

Other Income (Expense). Other income (expense), other than interest expense, for the quarter and nine-month periods ended September 30, 2003, included adjustments to the environmental liabilities of approximately $7.5. Other income
(expense), other than interest expense, for the nine-month period ended
September 30, 2003 also included approximately $1.7 of adverse foreign currency exchange impacts associated with a foreign tax settlement in the first quarter of 2003. Other income (expense), other than interest expense, in 2002 included a gain of $4.0 for the nine-month period ended September 30, 2002 from the sale, in the ordinary course of business, of certain non-operating property. Proceeds from the sale totaled $4.5.

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

As previously disclosed, during the first half of 2003, the lake level was at or near a record low level. Based on the level of the lake and the rate at which it had been declining, the Company believed that curtailment of Valco's last remaining operating potline was likely. Accordingly, in light of the previous curtailments ordered by the VRA and the declining lake level, in May 2003, the
Company curtailed the last operating potline. The curtailment of the last operating potline was believed to: (1) offer the VRA and the Government of Ghana
("GoG") a contribution toward conservation of the water supply to improve their ability to meet Valco's future power needs as well as meet the near-term needs of the rest of Ghana and (2) provide Valco its best opportunity to restart late in 2003 once the annual rainy season had replenished the lake level and Valco's
2004 power allocation was known. The rainy season has now nearly ended and the lake level is currently expected to crest at a more typical level. However, given the relatively short time to the beginning of 2004 and the status of negotiations with the VRA and GoG, Valco currently does not expect that it will have the opportunity to restart until early to mid-2004. However, no assurances can be given as to when any such restart will actually occur or that, when Valco desires to restart its operations, the status of the negotiation and/or arbitration processes will permit a restart or power usage by the VRA will not cause the lake to once again approach a critical level. Further, any restart would initially have negative cost and liquidity ramifications for Valco as restart costs have typically approximated $2.5 per line and increased funding by
KACC would be required to fund inventory. Accordingly, for Valco to restart one or more potlines would require appropriate market circumstances as well as a level of certainty that the operating level be maintained for an extended period.

During the first six months of 2003, $12.8 of employee end-of-service benefits were paid resulting in $8.1 of charges in 2003 in connection with the 2003 potline curtailments. All charges are included in Cost of products sold. In addition, if a restart of Valco potlines does not occur by early 2004, Valco will become liable for approximately $2.8 of additional end-of-service benefits.
The additional accruals relate to employees currently on layoff status who have the ability to receive (pursuant to contractual terms) end-of-service benefits if they are not returned to work within 12 months of their layoff date. Since
Valco cannot predict at this time whether a restart of any potlines in early
2004 is likely, Valco and the Company do not consider the end-of-service benefits to be probable and have, therefore, not provided an accrual in respect of such obligation.

Valco has met with the GoG and the VRA and anticipates such discussions will continue in respect of the current and future power situation and other matters.
Valco has objected to the power curtailments and expects to seek appropriate compensation from the GoG and the VRA. In addition, Valco and KACC have filed for arbitration with the International Chamber of Commerce in Paris against both the GoG and the VRA. The arbitration process began in October 2003 and will be conducted periodically throughout most of 2004. However, a decision in this matter is not expected until the latter part of 2004 at the earliest. No assurances can be given as to the ultimate success of the arbitration process or any alternative negotiations. Valco and KACC do not expect the curtailment of the last operating potline to have any adverse impact on the pending arbitrations or negotiations with the VRA and GoG.

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

During the second quarter of 2003, the Company elected to change its business segment reporting. Two of the Company's previously reported operating segments,
Flat-rolled products and Engineered products, have been designated as one business segment, Fabricated products. The previously reported segments were combined primarily due to a significant integration in the organization and management of the two segments, as well as the similarity of their economic characteristics, products, customers and production and distribution processes.
The change in segment reporting is also an outgrowth of the Company's strategic vision as part of its planning for its ultimate emergence from Chapter 11.
Financial data for prior periods has been restated to conform to the revised segment reporting.

Financial information by operating segment for the quarter and nine-month periods ended September 30, 2003 and 2002 is as follows:

                                                         Quarter Ended               Nine Months Ended
                                                         September 30,                 September 30,
                                                  ---------------------------   --------------------------
                                                      2003           2002           2003          2002
                                                  ------------   ------------   ------------  ------------
Net Sales:
   Bauxite and Alumina:
      Net sales to unaffiliated customers         $     129.5    $      99.0    $     405.0   $     327.5
      Intersegment sales                                  4.4            9.2           14.7          41.4
                                                  ------------   ------------   ------------  ------------
                                                        133.9          108.2          419.7         368.9
                                                  ------------   ------------   ------------  ------------
   Primary Aluminum:
      Net sales to unaffiliated customers                26.7           64.7          101.6         200.0
      Intersegment sales                                   -              .1             -            2.5
                                                  ------------   ------------   ------------  ------------
                                                         26.7           64.8          101.6         202.5
                                                  ------------   ------------   ------------  ------------
   Fabricated Products                                  145.4          149.6          443.4         474.0
   Commodities Marketing (Note 8)                         1.8            9.3            5.6          30.8
   Minority Interests                                    23.7           25.4           69.3          72.6
   Eliminations                                          (4.4)          (9.3)         (14.7)        (43.9)
                                                  ------------   ------------   ------------  ------------
                                                  $     327.1    $     348.0    $   1,024.9   $   1,104.9
                                                  ============   ============   ============  ============
Operating income (loss):
   Bauxite and Alumina                            $     (25.6)   $     (15.3)   $     (67.7)  $     (30.5)
   Primary Aluminum (Note 9)                             (8.8)          (5.7)         (36.2)        (12.7)
   Fabricated Products                                   (5.5)          (5.2)         (12.4)        (11.1)
   Commodities Marketing (Note 8)                         (.5)           9.0            2.4          28.1
   Eliminations                                            .4           (1.5)           1.4           1.4
   Corporate and Other                                  (20.0)         (20.6)         (59.0)        (75.8)
   Other Operating Charges, Net (Note 10)               (15.0)         (25.3)         (15.6)        (34.4)
                                                  ------------   ------------   ------------  ------------
                                                  $     (75.0)   $     (64.6)   $    (187.1)  $    (135.0)
                                                  ============   ============   ============  ============
Depreciation and amortization:
   Bauxite and Alumina                            $       9.9    $       9.8    $      29.7   $      29.4
   Primary Aluminum                                       2.2            5.4            6.6          16.1
   Fabricated Products                                    5.7            6.9           17.5          21.0
   Corporate and Other                                     .2             .5            1.6           1.1
                                                  ------------   ------------   ------------  ------------
                                                  $      18.0    $      22.6    $      55.4   $      67.6
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

Original Debtors. The necessity for filing the Cases by the Original Debtors was attributable to the liquidity and cash flow problems of the Company and its subsidiaries arising in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flows, resulting in lower credit ratings and an inability to access the capital markets. In connection with the filing of the Original
Debtors' Cases, the Original Debtors are prohibited from paying pre-Filing Date obligations other than those related to certain joint ventures and in certain other limited circumstances approved by the Court.

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

All Debtors. Two creditors' committees, one representing the unsecured creditors
(the "UCC") and the other representing the asbestos claimants (the "ACC"), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the "1114 Committee" and, together with the UCC and the ACC, the "Committees") with whom the Debtors are discussing necessary changes, including the modification or termination, of certain retiree benefits
(such as medical and insurance) under Section 1114 of the Code. The Debtors expect that the Committees, together with the legal representative for potential future asbestos claimants (the "Futures' Representative") that has been appointed in the Cases, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures'
Representatives, including those of their counsel and other advisors.

As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which was set to expire October 31, 2003. A motion to extend the exclusivity period through February 29, 2004, was filed by the Debtors in October 2003. By filing the motion to extend the exclusivity period, the period is automatically extended until the December 15, 2003 Court hearing date. As the Debtors' motion to extend the exclusivity period through
February 29, 2004 was agreed to by the UCC, the ACC and the Futures'
Representative in advance of the filing, the Debtors expect the motion to be approved by the Court. Additional extensions are likely to be sought. However, no assurance can be given that such future requests will be granted by the
Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

The Debtors anticipate that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more plans of reorganization to be proposed and voted on in accordance with the provisions of the Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans or as to whether such plan or plans will be confirmed by the Court and consummated. At this time, it is not possible to predict the outcome of the
Cases, in general, or the effect any such outcome may have on the businesses of the Debtors.

In working toward a plan of reorganization, the Debtors have been, and continue to be, engaged in discussions with each of their key constituencies, including the Committees, the Futures' Representative, the PBGC, and the appropriate union representatives. The treatment of individual groups of creditors in any such plan of reorganization cannot be determined definitively at this time. The ultimate treatment of and recoveries to individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claim, the outcome of ongoing discussions with the key constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law.

The Debtors' objective is to achieve the highest possible recoveries for all stakeholders, consistent with the Debtors' abilities to pay, and to continue the operations of their businesses. However, there can be no assurance that the
Debtors will be able to attain these objectives or achieve a successful reorganization. While valuation of the Debtors' assets and estimation of pre-Filing Date claims at this stage of the Cases are subject to inherent uncertainties, the Debtors currently believe that it is likely that their liabilities will be found to exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity of the Company's stockholders will be cancelled without consideration. Further, the Debtors believe that it is likely that: (a) the claims of pre-petition creditors that are given certain priorities by statute or have the benefit of guarantees or other contractual or structural seniority will likely receive substantially greater recoveries than pre-petition creditors that have no such priorities or seniority; and (b) all pending and future asbestos-related personal injury claims are likely to be resolved through the formation, pursuant to a plan of reorganization, of a statutory trust to which all claims would be directed by a channeling injunction that would permanently remove all asbestos liability from the Debtors. The trust would be funded according to statutory requirements, using the Debtors' insurance assets and certain other consideration that has yet to be agreed. No assurances can be provided that the foregoing will ultimately be included in any plan(s) of reorganization the Debtors may file. Further, while the Debtors believe it is possible to successfully reorganize their operations and emerge from Chapter 11 in 2004, their ability to do so is subject to inherent market-related risks as well as successful negotiation and Court approval for the treatment of creditors consistent with the applicable bankruptcy law.

The Company expects that, when the Debtors ultimately file a plan of reorganization, it is likely to reflect the Company's strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage, improved cost structure and competitive strength; (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products specifically with a financial structure that provides financial flexibility, including access to capital markets, for accretive acquisitions; (c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued presence in those commodities markets that have the potential to generate significant cash at steady-state metal prices. While the
Company intends to continue to pursue a standalone fabricated products company emergence strategy, from time to time the Debtors may also evaluate other reorganization strategies, consistent with the Debtors' responsibility to maximize the recoveries for its stakeholders. The Company's advisors have developed a preliminary timeline that, assuming the current pace of the Cases continues, could allow the Company to emerge from Chapter 11 in mid-2004.
However, the Debtors' ability to do so is subject to the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law. Accordingly, no assurances can be given in this regard.

In light of the Company's stated strategy and to further the Debtors' ultimate planned emergence from Chapter 11, the Debtors, with the approval of the Board of Directors and in consultation with the UCC, the ACC and the Futures'
Representative, are exploring the possible sale of one or more of their commodities businesses. In particular, the Debtors are currently exploring the possible sale of their interests in and related to: (a) Alumina Partners of
Jamaica ("Alpart"); (b) Anglesey Aluminium Limited ("Anglesey"); and (c) KACC's
alumina refinery located at Gramercy, Louisiana ("Gramercy") and Kaiser Jamaica
Bauxite Company ("KJBC"). The possible sale of the Debtors' interests in respect of Gramercy and KJBC is being explored jointly given their significant integration.

In exploring the sale of the commodities businesses, the Debtors, through their investment advisors, surveyed the potential market and initiated discussions with numerous parties believed to have an interest in such assets. In addition, other parties contacted the Debtors and/or their investment advisors to express an interest in purchasing the assets. The Debtors provided (subject to confidentiality agreements) information regarding the applicable interests to these parties, each of which was asked to submit a non-binding expression of interest regarding the individual assets. After receiving these initial expressions of interest from potential purchasers, the Debtors determined which of the expressions of interest received through the date hereof represented reasonable indications of value ("Qualified Bids"). Potential bidders
("Qualified Bidders") that submitted Qualified Bids were then permitted to conduct due diligence in respect of the assets for which they submitted a
Qualified Bid and to submit definitive proposals.

The Debtors are currently reviewing the definitive proposals submitted and, in consultation with the UCC, the ACC and the Futures' Representative, and other key constituencies, will determine whether to pursue further negotiations with
Qualified Bidders. Although the Company's Board of Directors has authorized the
Debtors to explore the potential divestiture of each of the identified commodities businesses, the Company's Board of Directors has not, as of this time, authorized the sale of any of the interests. Any sale that the Debtors might ultimately choose to pursue would be subject to the approval of the
Company's Board of Directors, the lenders under the Debtors'
debtor-in-possession financing (the "DIP Facility") and the Court. In addition, the DIP Facility would have to be amended or modified in connection with any such sales. Moreover, in connection with any sales of the interests in Alpart and Anglesey, the Debtors would be required to accommodate certain rights of the other holders in those entities to purchase the Debtors' interests at the price specified at which such interests are proposed to be sold by the Debtors.

While no commodity asset sales are currently imminent, it is possible that one or more sales may occur during the first half of 2004. However, no assurances can be given that acceptable offers will be received for any assets or that any assets will ultimately be sold. Further, the Company's strategic vision is subject to continuing review in consultation with the Company's stakeholders and may also be modified from time to time as the Cases proceed due to such items as changes in the global markets, changes in the economics of the Company's facilities or changing financial circumstances.

Continued sales of non-core assets and facilities that are ultimately determined not to be an important part of the reorganized entity are likely.

Impact of the Cases on Financial Information. In light of the Cases, the accompanying financial information of the Company and related discussions of financial condition and results of operations are based on the assumption that the Company will continue as a "going concern," which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the financial information for the quarter and nine-month periods ended September 30, 2003, contained herein does not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies that may be allowed in the Cases, or (c) the effect of any changes that may occur in connection with the Debtors' capitalizations or operations resulting from a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

As discussed more fully above, the Company is exploring the possible divestiture of certain of its commodity assets. Specifically, the Company is engaged in separate processes that could result in the divestiture of the Company's interests in Anglesey, Alpart and Gramercy/KJBC. Definitive bids for such assets have recently been received and are currently being evaluated. It is possible that additional bids may be received. It is possible that one or all of the bids could be deemed to be acceptable and that sale transactions in respect of the
Company's interests in these assets may be completed during the first half of
2004. It is also possible that the Company's Board of Directors, after appropriate consultation with the Company's advisors and the UCC, the ACC and the Futures' Representative and other key constituencies in the Cases, may determine that a sale of one or more of these assets, at this point, is not in the best interests of creditors and other stakeholders.

For the purpose of preparing the September 30, 2003 financial statements, the
Company evaluated the book value of its interests in long-term assets related to these interests on a "hold and use" basis since, among other requirements, none of the Company's Board of Directors, the DIP Facility lenders or the Court have approved any possible sales. The Company believes that, if the assets are retained, undiscounted net cash flows associated with these assets are sufficient to recover the Company's book value of these long-term assets at
September 30, 2003, which were as follows:

Anglesey                                       $             15.0
Alpart(1)                                                   196.6
Gramercy/KJBC                                               375.9
                                               -------------------
                                               $            587.5
                                               ===================

---------------------------
(1)   Kaiser's 65% share of Alpart's net property, plant and equipment.

The Company cannot currently predict whether the Company's interests in
Anglesey, Alpart and Gramercy/KJBC will ultimately be sold as a result of the aforementioned processes. Further, as stated above, the Company has not had sufficient time to evaluate the terms of the various proposals submitted by the possible purchasers. Additionally, it is possible that the terms of any transactions may change by the time that definitive agreements are signed, requisite approvals of the DIP Facility lenders are obtained and the Court approval for such transaction would be sought. Therefore, in evaluating the
Debtors' share of the long-term assets and interests related to Anglesey, Alpart and Gramercy/KJBC, the Company did not include a sale scenario in its impairment evaluation. However, the Company believes that if it were to sell these assets, it is likely that (a) a gain would result on the sale of interests in Anglesey,
(b) the interest in Alpart would be sold for amounts within a reasonable range of its net book value, and (c) the sale of the Company's interests in
Gramercy/KJBC would result in a material non-cash impairment charge.

However, as discussed above, since any sale is subject to a number of approvals
(including the Board of Directors, the DIP Facility lenders and the Court) and further negotiations still have to occur, no assurances can be given that any of the foregoing interests or other assets will be sold.

RECENT EVENTS AND DEVELOPMENTS

Liquidity/Negative Cash Flow. Cash and cash equivalents decreased by $28.5 million during the first nine months of 2003. The net decrease resulted from cash used by operating activities ($80.4 million) and financing activities ($4.0 million) offset by net cash generated from investing activities of $55.9 million
(see Notes 7 and 9 of Notes to Interim Consolidated Financial Statements). The
$80.4 million of cash used by operating activities included receipts and payments that are significant and/or may not be typical. The following table displays the impact of such items on cash used by operating activities (amounts
in millions):

Net cash used by operating activities per Statement of Consolidated Cash Flows                       $       (80.4)
Less receipts:
   Asbestos-related insurance receipts in respect of prior year asbestos-related payments                    (17.8)
   KACC's share of Queensland Alumina Limited ("QAL") net borrowings in second and third quarters that reduced Company's cash requirements to fund QAL (11.0)
   Benefit from decreases in receivables and inventories due to Volta Aluminium
   Company
      Limited ("Valco") potline curtailment in excess of lost earnings                                       (20.0)
Add payments:
   Foreign income tax payments related to prior years                                                         22.0
   End-of-service benefit payments in connection with Valco's potline curtailment                             12.8
                                                                                                     --------------
                                                                                                     $       (94.4)
                                                                                                     ==============

The negative cash flow in 2003 resulted from a combination of adverse market factors in the business segments in which the Company operates including (a)
primary aluminum prices that were below long-term averages, (b) weak demand for fabricated metal products in general, but particularly for engineered products,
(c) higher than average power, fuel oil and natural gas prices and (d)
significant expenditures in respect of retiree medical and reorganization costs.

The net $94.4 million (as shown above) can be split, in broad terms, as follows
(in millions):

Commodities                                            $          (19.0)
Fabricated Products                                                17.0
Corporate and Other                                               (92.4)
                                                       -----------------
                                                       $          (94.4)
                                                       =================

Negative cash flow of the Commodities businesses reflects the adverse primary aluminum, energy and operating factors discussed above and in Results of
Operations below. The primary components of the negative cash flow are due to high energy prices, weak primary aluminum prices, issues with respect to operating performance at the alumina facilities (see Results of Operations) and ongoing costs at the fully curtailed Mead and Valco facilities.

Fabricated Products reflects a net positive cash flow, albeit minimal, despite the adverse economic environment. This is largely due to cost-cutting initiatives offsetting reduced product prices and shipments.

The Corporate and Other negative cash flow includes all retiree medical payments, which totaled approximately $45.0 million, for the nine-month period ended September 30, 2003. For cash flow analysis purposes, these amounts are not allocated back to the business segments. Also the Corporate and Other negative cash flow includes key employee retention program ("KERP") payments of approximately $5.0 million, approximately $19.2 million of reorganization disbursements and other disbursements (primarily general and administrative costs).

Cash used in operations during 2002 of $49.6 million also had a number of significant receipts and payments, and was affected by similar operating conditions and market factors as those experienced in 2003 (see Management's
Discussion and Analysis of Financial Condition and Results of Operations,
Significant Items, Liquidity/Negative Cash in the Company's Annual Report on
Form 10-K for the year ended December 31, 2002).

Despite the foregoing, the Company's liquidity (cash and cash equivalents plus unused credit availability under the DIP Facility) has remained strong, averaging approximately $200.0 million during the first nine months of 2003.
Also, during August 2003, the Company and the lenders under the DIP Facility completed an amendment to the DIP Facility which, among other things, extended the maturity of the DIP Facility to February 2005 and increased the amount of availability under the DIP Facility by, among other things, restoring the amortizing fixed assets component back to the original $100.0 million amount as of August 2003 (see Note 5 of Notes to Interim Consolidated Financial Statements
for additional discussion of the amendment to the DIP Facility). However, no assurances can be given that recent improvements in primary aluminum price and fabricated product demand will be sustained or that the Company's liquidity will not deteriorate for other reasons.

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

As previously disclosed, during the first half of 2003, the lake level was at or near a record low level. Based on the level of the lake and the rate at which it had been declining, the Company believed that curtailment of Valco's last remaining operating potline was likely. Accordingly in light of the previous curtailments ordered by the VRA and the declining lake level, in May 2003, the
Company curtailed the last operating potline. The curtailment of the last operating potline was believed to: (1) offer the VRA and the GoG a contribution toward conservation of the water supply to improve their ability to meet Valco's future power needs as well as meet the near-term needs of the rest of Ghana and
(2) provide Valco its best opportunity to restart late in 2003 once the annual rainy season had replenished the lake level and Valco's 2004 power allocation was known. The rainy season has now nearly ended and the lake level is currently expected to crest at a more typical level. However, given the relatively short time to the beginning of 2004 and the status of negotiations with the VRA and
GoG, Valco currently does not expect that it will have the opportunity to restart until early to mid-2004. However, no assurances can be given as to when any such restart will actually occur or that, when Valco desires to restart its operations, that the status of the negotiation and/or arbitration processes will permit a restart or that power usage by the VRA will not cause the lake to once again approach a critical level. Further, any restart would initially have negative cost and liquidity ramifications for Valco as restart costs have typically approximated $2.5 million per line and increased funding by KACC would be required to fund inventory. Accordingly, for Valco to restart one or more potlines would require appropriate market circumstances as well as a level of certainty that the operating level could be maintained for an extended period.

During the first six months of 2003, $12.8 million of employee end-of-service benefits were paid resulting in $8.1 million of charges in 2003 in connection with the 2003 potline curtailments. All charges are included in Cost of products sold. In addition, if a restart of Valco potlines does not occur by early 2004,
Valco will become liable for approximately $2.8 million of additional end-of-service benefits. The additional accruals relate to employees currently on layoff status who have the ability to receive (pursuant to contractual terms)
end-of-service benefits if they are not returned to work within 12 months of their layoff date. Since Valco cannot predict at this time whether a restart of any potlines in early 2004 is likely, Valco and the Company do not consider the end-of-service benefits to be probable and have, therefore, not provided an accrual in respect of such obligation.

Valco has met with the GoG and the VRA and anticipates such discussions will continue in respect of the current and future power situation and other matters.
Valco has objected to the power curtailments and expects to seek appropriate compensation from the GoG. In addition, Valco and the Company have filed for arbitration with the International Chamber of Commerce in Paris against both the
GoG and the VRA. The arbitration process began in October 2003 and will be conducted periodically throughout most of 2004. However, a decision in this matter is not expected until the latter part of 2004 at the earliest. No assurances can be given as to the ultimate success of the arbitration process or any alternative negotiations. Valco and the Company do not expect the voluntary curtailment of the last operating potline to have any adverse impact on the pending arbitrations or negotiations with the VRA and GoG.

Benefit (Legacy) Cost Matters. The Company has previously disclosed (since the
Filing Date) that pension and retiree medical obligations were significant factors that would have to be addressed during the reorganization process.

As previously disclosed, the Company does not currently expect to make any pension contributions in respect to its domestic pension plans during the pendency of the Cases as it believes that virtually all amounts are pre-Filing
Date obligations. The Company did not make required accelerated funding payments to its salaried employee retirement plan of $17.0 million in January 2003, $83.0 million in April 2003, $60.5 million in July 2003 or $64.8 million in October
2003 (such amounts are separate standalone requirements and not additive). As previously disclosed, the Company has met on several occasions with the PBGC, the government agency that guarantees annuity payments from defined pension plans, to discuss alternative solutions to the pension funding issue that would help the Company's emergence from bankruptcy. These options could include extended amortization periods for payments of unfunded liabilities or the potential termination of the plans.

Even though the Company is not making contributions to its domestic pension plans, the Company's 2003 operating results have been adversely impacted by substantially higher pension-related expenses than those experienced in 2002
(see Note 10 of Notes to Consolidated Financial Statements in the Company's Form
10-K for the year ended December 31, 2002 for further information regarding higher pension-related expenses in 2003). Before considering any special pension-related charges that may occur in 2003, pension-related expenses for
2003 are expected to be approximately $48.0 million, more than $20.0 million higher than comparable 2002 pension-related expenses. Higher pension-related expenses during the quarter and nine-month periods ended September 30, 2003 adversely impacted the operating results of all business units. Given the positive performance of the capital markets for the year to date period through
October 31, 2003, it is possible that the 2004 pension expenses will be less than those recorded in 2003. However, part of such impact may be reduced by the lower interest rates which have prevailed during most of 2003. As 2004 pension expenses will be impacted by the full year's asset performance and year-end interest rates, a definitive estimate of the impact on 2004 expense is not possible at this time.

In August 2003, the Court approved the appointment of the 1114 Committee with whom the Debtors are discussing necessary changes, to certain salaried retiree medical and insurance benefits under Section 1114 of the Code. Negotiations have begun with the 1114 Committee. The Company's view, as previously disclosed, is that substantial modification or termination of certain retiree benefits, such as medical and life insurance, will be required. Further, given the continuing escalation in medical costs experienced during 2003 (as well as the Company's expectation of future escalation rates, until such time as any modifications are made to retirees' medical plan provisions or such plans are terminated), the
Company currently expects that 2004 retiree medical costs and related expenses will increase significantly over 2003 amounts.

Environmental Matters. The September 30, 2003 accrual balance includes approximately $23.2 million that was provided during the third quarter of 2003.
Approximately $20.2 million of the amount provided in the third quarter of 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of KACC's environmental exposure at a number of non-owned sites. Under this agreement, among other things, KACC agreed to claims at such sites totaling
$25.6 million ($20.2 million greater than amounts that had previously been accrued for these sites) and, in return, the governmental regulatory authorities have agreed that such claims would be treated as pre-Filing Date unsecured claims (i.e. liabilities subject to compromise). While KACC and the various federal and state governmental regulatory authorities signed the agreement prior to the issuance of the June 30, 2003 financial statements, the agreement gave the regulatory authorities the unilateral right to withdraw their approval until after the conclusion of a public notice and comment period. Further, the agreement was also subject to Court approval which was not obtained until
October 2003. Because the agreement was subject to significant modification or termination until the public comment period lapsed and the Court's approval was obtained, KACC did not record the charge associated with the agreement until the third quarter of 2003 as it was not previously believed to be "probable" (which is the criteria for recognition under GAAP). The Company recorded the portion of the $20.2 million accrual that relates to locations with operations ($15.7 million) in Other operating charges, net (see Note 10 of Notes to Interim
Consolidated Financial Statements). The remainder of the accrual ($4.5 million), which relates to locations that have not operated for a number of years was recorded in Other income (expense) (see Note 10 of Notes to Interim Consolidated
Financial Statements).

During September 2003, the Company also provided additional accruals totaling approximately $3.0 million associated with certain KACC-owned properties with no current operations (recorded in Other income (expense) - see Note 10 of Notes to
Interim Consolidated Financial Statements). These additional accruals resulted from additional cost estimation efforts undertaken by the Company in connection with its reorganization efforts. The additional accruals were recorded as liabilities not subject to compromise as they relate to properties owned by the
Company.

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

RESULTS OF OPERATIONS

As an integrated aluminum producer, the Company uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and nine-month periods ended September 30, 2003 and 2002. The following data should be read in conjunction with the Company's interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 16 of
Notes to Consolidated Financial Statements in the Company's Form 10-K for the
year ended December 31, 2002, for further information regarding segments.

Interim results are not necessarily indicative of those for a full year. Average realized prices for the Company's Fabricated products segment are not presented in the following table as such prices are subject to fluctuations due to changes in product mix.

                 SELECTED OPERATIONAL AND FINANCIAL INFORMATION
                                   (Unaudited)
              (In millions of dollars, except shipments and prices)

                                                                  Quarter Ended               Nine Months Ended
                                                                  September 30,                 September 30,
                                                           ---------------------------   ---------------------------
                                                               2003          2002            2003          2002
                                                           ------------ --------------   ------------  -------------
Shipments:  (000 tons)
   Alumina
      Third Party                                                697.0          566.1        2,220.4        1,839.7
      Intersegment                                                26.2           53.8           88.7          240.1
                                                           ------------ --------------   ------------  -------------
        Total Alumina                                            723.2          619.9        2,309.1        2,079.8
                                                           ------------ --------------   ------------  -------------
   Primary Aluminum
      Third Party                                                 18.5           49.2           72.1          147.2
      Intersegment                                                  -              .1             -             1.7
                                                           ------------ --------------   ------------  -------------
        Total Primary Aluminum                                    18.5           49.3           72.1          148.9
                                                           ------------ --------------   ------------  -------------
   Fabricated Products (Note 12)                                  41.5           42.1          125.1          132.2
                                                           ------------ --------------   ------------  -------------
Average Realized Third Party Sales Price:
   Alumina (per ton)                                       $       175  $         169    $       173   $        168
   Primary Aluminum (per pound)                            $       .65  $         .60    $       .64   $        .62
Net Sales:
   Bauxite and Alumina
      Third Party (includes net sales of bauxite)          $     129.5  $        99.0    $     405.0   $      327.5
      Intersegment                                                 4.4            9.2           14.7           41.4
                                                           ------------ --------------   ------------  -------------
        Total Bauxite and Alumina                                133.9          108.2          419.7          368.9
                                                           ------------ --------------   ------------  -------------
   Primary Aluminum
      Third Party                                                 26.7           64.7          101.6          200.0
      Intersegment                                                  -              .1            -              2.5
                                                           ------------ --------------   ------------  -------------
        Total Primary Aluminum                                    26.7           64.8          101.6          202.5
                                                           ------------ --------------   ------------  -------------
   Fabricated Products (Note 12)                                 145.4          149.6          443.4          474.0
   Commodities Marketing (Note 8)                                  1.8            9.3            5.6           30.8
   Minority Interests                                             23.7           25.4           69.3           72.6
   Eliminations                                                   (4.4)          (9.3)         (14.7)         (43.9)
                                                           ------------ --------------   ------------  -------------
      Total Net Sales                                      $     327.1  $       348.0    $   1,024.9   $    1,104.9
                                                           ============ ==============   ============  =============

Operating Income (Loss):
   Bauxite and Alumina                                     $     (25.6) $       (15.3)   $     (67.7)  $      (30.5)
   Primary Aluminum (Note 9)                                      (8.8)          (5.7)         (36.2)         (12.7)
   Fabricated Products (Note 12)                                  (5.5)          (5.2)         (12.4)         (11.1)
   Commodities Marketing (Note 8)                                  (.5)           9.0            2.4           28.1
   Eliminations                                                     .4           (1.5)           1.4            1.4
   Corporate and Other                                           (20.0)         (20.6)         (59.0)         (75.8)
   Other Operating Charges, Net (Note 10)                        (15.0)         (25.3)         (15.6)         (34.4)
                                                           ------------ --------------   ------------  -------------
      Total Operating Loss                                 $     (75.0) $       (64.6)   $    (187.1)  $     (135.0)
                                                           ============ ==============   ============  =============
Net Loss                                                   $     (88.6) $       (83.4)   $    (215.1)  $     (197.9)
                                                           ============ ==============   ============  =============
Capital Expenditures                                       $       8.1  $         9.3    $      27.3   $       29.2
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

During the nine months ended September 30, 2002, the average London Metal
Exchange transaction price ("LME price") per pound of primary aluminum was $.61 per pound. During the nine months ended September 30, 2003, the average LME price was $.64 per pound. The average LME price for primary aluminum for the week ended October 31, 2003 was $.68 per pound.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO QUARTER AND NINE
MONTHS ENDED SEPTEMBER 30, 2002

SUMMARY
The Company reported a net loss of $88.6 million, or $1.11 of basic loss per common share, for the quarter ended September 30, 2003, compared to a net loss of $83.4 million, or $1.04 of basic loss per common share, for the third quarter of 2002. For the nine months ended September 30, 2003, the Company reported a net loss of $215.1 million, or $2.68 of basic loss per common share, compared to a net loss of $197.9 million, or $2.45 of basic loss per common share, for the same period in 2002. However, basic loss per common share may not be meaningful, because as a part of a plan of reorganization, it is likely that the equity interests of the Company's existing stockholders will be cancelled without consideration.

Net sales in the third quarter of 2003 totaled $327.1 million compared to $348.0 million in the third quarter of 2002. Net sales for the nine-month period ended
September 30, 2003, totaled $1,024.9 million compared to $1,104.9 million for the nine-month period ended September 30, 2002.

Bauxite and Alumina. Third party net sales of alumina for the quarter ended
September 30, 2003, increased 34% as compared to the same period in 2002, due to a 29% increase in third party shipments and a 4% increase in third party average realized prices. For the nine-month period ended September 30, 2003, third party net sales of alumina were 26% higher than the comparable period in 2002 as the result of a 22% increase in third party shipments and a 3% increase in third party average realized prices. Third party shipments for the quarter and nine-month periods were higher than the comparable periods last year, primarily due to reduced intersegment shipments resulting from Valco's 2003 potline curtailments (see "Recent Events and Developments -- Valco Operating Level"
above). The increases in average realized prices during both periods were due to increases in primary aluminum market prices to which the Company's third-party alumina sales contracts are linked.

Intersegment net sales of alumina for the quarter ended September 30, 2003 reflect a shipment of alumina to the Company's 49%-owned affiliate, Anglesey
Aluminium Limited ("Anglesey") at the end of September 2003. This shipment typically would have been delivered in the fourth quarter of the year.
Intersegment net sales of alumina for the quarter and nine-month periods ended
September 30, 2003, decreased 52% in both periods as compared to the same periods in 2002. The decreases were primarily the result of 51% decreases in intersegment shipments in both periods due to the 2003 Valco potline curtailment. In the near-term, absent a restart at Valco, the only intersegment shipments expected are to Anglesey, which shipments typically occur in the first and fourth quarters of each year.

Segment operating losses (before Other operating charges, net) for the quarter and nine-month periods ended September 30, 2003 were worse than the comparable periods in 2002. The primary reason for the period-to-period decreases in operating income were higher energy costs ($11.0 million and $36.0 million during the quarter and nine months ended September 30, 2003, respectively).
Although cost performance improved quarter to quarter and year to year, the segment's operating results for the quarter and nine-month periods ended
September 30, 2003 were adversely impacted by separate unrelated short-term power outages at Alpart, the Gramercy facility and the Company's 20%-owned affiliate, Queensland Alumina Limited ("QAL") and KACC's share of non-cash inventory write-downs at QAL totaling approximately $.8 million. Also, segment operating results for the quarter and nine-month periods of 2003 were adversely impacted by increased pension related expenses and an increase in foreign exchange rates. These impacts were only partially offset by the net increase in shipments and increase in average realized prices discussed above and by improved cost performance. Segment operating loss for the nine-month period ended September 30, 2002, discussed above, excluded Other operating charges, net of $1.9 million incurred in connection with cost reduction initiatives.

Primary Aluminum. Third party net sales of primary aluminum decreased 59% for the third quarter of 2003 as compared to the same period in 2002 due to a 62%
decrease in third party shipments offset by an 8% increase in third party average realized prices. For the nine-month period ended September 30, 2003, third party sales of primary aluminum decreased approximately 49% from the comparable period in 2002 due to a 51% decrease in third party shipments offset by a 3% increase in third party average realized prices. The decreases in third party shipments were primarily due to the 2003 Valco potline curtailment discussed above. The increases in the average realized prices were primarily due to increases in primary aluminum market prices.

Segment operating losses (before Other operating charges, net) for the quarter and nine-month periods ended September 30, 2003, were worse than the comparable periods in 2002. The primary reason for the decreases was the decreases in net shipments discussed above. Segment operating loss for the nine-month period ended September 30, 2003, also includes $8.1 million of charges for end-of-service benefits associated with the 2003 Valco potline curtailments discussed above. The foregoing were only partially offset by increased prices discussed above, lower depreciation expense, resulting from the 2002 year-end impairment of the Mead smelter assets ($3.2 million for the quarter and $9.5 million for the nine-month period), and reductions in overhead costs primarily due to the Mead and Valco curtailments.

Segment operating losses for the quarter and nine-month periods ended September
30, 2003, discussed above, exclude a pre-Filing Date claim of approximately $3.2 million related to a restructured transmission service agreement (see Note 4 of
Notes to Interim Consolidated Financial Statements). Segment operating loss for the nine-month period ended September 30, 2003, also excludes restructuring charges of $1.3 million resulting from the Mead facility indefinite curtailment
(see Note 10 of Notes to Interim Consolidated Financial Statements). Segment
operating losses for the quarter and nine-month periods ended September 30,
2002, excluded a non-cash charge of approximately $3.4 million related to a write-down of certain alumina inventories and costs of $1.0 million and $2.7 million, respectively, incurred in connection with cost reduction initiatives
(which are included in Other operating charges, net).

Fabricated Products. Net sales of fabricated products decreased by 3% during the third quarter 2003 as compared to 2002 primarily as a result of a 2% decrease in shipments. For the nine-month period ended September 30, 2003, net sales of fabricated products decreased by approximately 6% as compared to the same period in 2002 primarily as the result of a 5% decrease in shipments. Current period and year-to-date shipments in 2003 were less than the comparable 2002 periods due to the exit of the can lid and tab stock and brazing sheet products in the second quarter of 2002. During 2003, weaker demand for engineered products was offset by a modest improvement in demand for general engineering and aerospace heat-treat products. Prices for fabricated products were also weaker in 2003 than the prior year periods.

Segment operating results for the quarter and nine-month periods ended September
30, 2003, were modestly lower than the comparable periods in 2002 primarily due to the volume and price factors discussed above, increased energy costs
(approximately $2.0 million in the quarter and $8.0 million in the nine-month period) and increased pension related expenses. The foregoing were offset, in part, by reductions in overhead and other operating costs as a result of cost-cutting initiatives.

Segment operating results for the quarter and nine-month periods ended September
30, 2003, discussed above, exclude a net gain of approximately $3.9 million from the sale of equipment (see Note 10 of Notes to Interim Consolidated Financial
Statements). Segment operating results for the quarter and nine-month periods ended September 30, 2002, excluded Other operating charges, net of $2.8 million and $6.7 million, respectively, incurred in connection with cost reduction initiatives. Segment operating results for the nine-month period ended September
30, 2002, also excluded a $1.6 million non-cash LIFO inventory charge.

Commodities Marketing. In 2003, net sales for this segment represents net settlements with unaffiliated counterparties for maturing derivative positions.
In 2002, net sales for this segment primarily represented recognition of deferred gains from hedges closed prior to the commencement of the Cases. Gains or losses associated with these liquidated positions were deferred in Other comprehensive income and are being recognized as income and costs over the original hedging periods as the underlying purchases/sales occur.

Segment operating income for the quarter and nine-month periods ended September
30, 2003, decreased compared to the comparable periods in 2002 due to the prevailing market prices during 2003 versus the higher prices implicit in the liquidation of the positions in January 2002.

Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales. Eliminations for the third quarter of 2002 included a benefit of $1.9 million of deferred intersegment profit offsetting the $3.4 million inventory write-down in the Primary Aluminum segment discussed above.

Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company's business segments. Corporate operating expenses (before Other operating charges, net) for the quarter ended September 30, 2003 were substantially the same as the same period in 2002 as a decrease in overhead expenses from cost reduction initiatives was offset by an increase in pension-related expenses. Corporate operating expenses for the nine-month period ended September 30, 2003, as compared to the same period in 2002, were lower primarily because corporate expenses in 2002 included special pension settlement charges of approximately
$14.6 million. Corporate expenses in the nine-month period of 2003 also included a decrease in payroll-related expenses resulting from 2002 job eliminations and other overhead expenses which were partially offset by an increase in pension-related expenses. See Note 10 of Notes to Consolidated Financial
Statements in the Company's Form 10-K for the year ended December 31, 2002 for a discussion of the special pension settlement charges in 2002.

Corporate operating results for both the quarter and nine-month periods ended
September 30, 2003, discussed above, excluded an environmental multi-site settlement of $15.7 million (which is included in Other operating charges, net).
Corporate operating results for both the quarter and nine-month periods ended
September 30, 2002, excluded a non-cash impairment charge of approximately $20.0 million related to the Company's non-operating properties (which is included in
Other operating charges, net).

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

Operating Activities. Operating activities used $80.4 million of cash during the nine months ended September 30, 2003. However, cash used in operations for the nine-month period included several receipts and payments that are significant and/or may not be typical. These receipt and payment items included: (a)
receipts of (i) asbestos-related insurance receipts of $17.8 million in respect of prior year asbestos-related payments, (ii) KACC's share of QAL net borrowings in the second and third quarters of 2003 that reduced the Company's cash requirements by approximately $11.0 million and (iii) the benefit from decreases in receivables and inventories of approximately $20.0 million due to Valco's
2003 potline curtailment in excess of lost earnings; and (b) payments of (i) a foreign income tax payment related to prior periods of $22.0 million and (ii)
end of service benefits payments totaling approximately $12.8 million in connection with the Valco potline curtailments. The net cash used by operating activities resulted from a combination of adverse market factors in the business segments in which the Company operates including: (a) primary aluminum prices that are below long-term averages, (b) weak demand for fabricated metal products in general, but particularly for engineered products, (c) higher than average power, fuel oil and natural gas prices, and (d) significant expenditures in respect of retiree medical and reorganization costs. Cash used by operating activities during the nine-month period ended September 30, 2002 ($42.9 million)
primarily reflected: (a) operating results at a near-break even level at the then primary aluminum prices and a continuing weak market for fabricated metal products; (b) approximately $29.5 million of funding to QAL in respect of QAL's regularly scheduled debt maturities (see Note 8 of Notes to Interim Consolidated
Financial Statements); and (c) foreign income tax payments of $31.3 million.

Investing Activities. Capital expenditures during the nine months ended
September 30, 2003 were $27.3 million. The 2003 capital expenditures were incurred to improve production efficiency and reduce operating costs at the
Company's facilities. Total consolidated capital expenditures are currently expected to be between $35.0 and $40.0 million in 2003 and between $20.0 and
$30.0 million in 2004 (of which approximately 20% and 10% is expected to be funded by the Company's minority partners in certain foreign joint ventures in
2003 and 2004, respectively). The level of capital expenditures may be adjusted from time to time depending on the Company's price outlook for primary aluminum and other products, the Company's ability to assure future cash flows through hedging or other means, the Company's financial position and other factors.

Financing Activities and Liquidity. On February 12, 2002, the Company and KACC
entered into the DIP Facility which provides for a secured, revolving line of credit through the earlier of February 13, 2005 (extended from February 12, 2004 in August 2003 as discussed below), the effective date of a plan of reorganization or voluntary termination by the Company. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super priority status with respect to certain of the Additional
Debtors' assets. KACC is able to borrow under the DIP Facility by means of revolving credit advances and to issue letters of credit (up to $125.0 million)
in an aggregate amount equal to the lesser of $285.0 million (reduced from
$300.0 million in August 2003 as discussed below) or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP
Facility is guaranteed by the Company and certain significant subsidiaries of
KACC. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC's option.

The DIP Facility contains a number of provisions that address or could be affected by any asset sales that may result from the possible commodity asset divestiture program (see "Reorganization Proceedings" above), including provisions that: (a) limit asset dispositions by the Debtors; (b) limit releases of collateral securing obligations under the DIP Facility; (c) address the
Debtors' use of proceeds from asset dispositions; (d) impact the determination of the borrowing base and the amount of commitments under the DIP Facility; and
(e) provide for certain financial provisions. As a result, amendments to the DIP
Facility would be necessary for any proposed commodity asset sales. The Debtors will seek the requisite amendments to the DIP Facility as required.

The borrowing base under the DIP Facility could be materially affected by any asset dispositions that are ultimately completed because: (a) the DIP Facility currently provides that the fixed asset component of the borrowing base is reduced by the amount of proceeds received from certain asset dispositions (but not to an amount less than zero); (b) eligible receivables and inventories related to such assets would no longer be included; and (c) it is unclear to what extent sales proceeds resulting from any asset sales that may be completed would be available to the Company or be available to support the borrowing base.

The Company and KACC currently believe that the cash and cash equivalents of
$43.8 million at October 31, 2003, cash flows from operations, cash proceeds available from the sale of assets that are ultimately determined not to be an important part of the reorganized entity and cash available under the DIP
Facility will provide sufficient working capital to allow the Company to meet its obligations during the pendency of the Cases. At October 31, 2003, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $47.4 million. As of October
31, 2003, $156.9 million (of which $77.6 million could be used for additional letters of credit) was available to the Company under the DIP Facility.

CAPITAL STRUCTURE
MAXXAM Inc. ("MAXXAM") and one of its wholly owned subsidiaries collectively own approximately 62% of the Company's Common Stock, with the remaining approximately 38% of the Company's Common Stock being publicly held. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the interests of the stockholders. However, it is likely that MAXXAM's equity interests will be cancelled without consideration as a part of a plan of reorganization.

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

   1. The fact that the interim consolidated financial statements as of (and for the quarter and nine-month periods ending) September 30, 2003 have been prepared on a "going concern" basis in accordance with AICPA Statement of
      Position 90-7, Financial Reporting by Entities in Reorganization Under the
      Bankruptcy Code, and do not include possible impacts arising in respect of the Cases. The interim consolidated financial statements included elsewhere in this Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders'
      equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the interim consolidated financial statements included elsewhere in this Report. For example,

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
        Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if possible or probable plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company's own circumstances, including whether or not assets will
        (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends. See "Financial Statement Presentation" in Note 1 of
        Notes to Interim Consolidated Financial Statements for a discussion of possible impairment charges as a result of the Company's potential divestitures of its interests in any or all of its commodities businesses.

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

      While valuation of the Company's assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the Company currently believes that it is likely that its liabilities will be found in the Cases to exceed the fair value of its assets. Therefore, the Company currently believes that it is likely that substantially all pre-Filing
      Date claims will be paid at less than 100% of their face value and the equity of the Company's stockholders will be cancelled without consideration.

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

      The Company has two potentially material contingent obligations that are subject to significant uncertainty and variability in their outcome: (a)
      the United Steelworkers of America's ("USWA") ULP claim, and (b) the net obligation in respect of asbestos-related matters. Both of these matters are discussed in Note 8 of Notes to Interim Consolidated Financial
      Statements and it is important that you read this note.

      As more fully discussed in Note 7 of Notes to Interim Consolidated
      Financial Statements, we have not accrued any amount in our September 30,
      2003 financial statements in respect of the USWA ULP matter as we do not consider the contingent loss to be "probable." The possible range of loss in this matter is in the $200.0 million to $250.0 million range based on the proof of claims filed (and other information provided) by the National
      Labor Relations Board ("NLRB") and USWA in connection with the Company's and KACC's reorganization proceedings. This matter is not currently stayed by the Cases. However, as previously stated, seeing this matter to its ultimate outcome could take several years. Further, any amounts ultimately determined by a court to be payable in this matter will be dealt with in the overall context of the Debtors' plan of reorganization and will be subject to compromise. Accordingly, any payments that may ultimately be required in respect of this matter would only be paid upon or after the
      Company's emergence from the Cases.

      Also, as more fully discussed in Note 7 of Notes to Interim Consolidated
      Financial Statements, KACC is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during their employment or association with KACC or by exposure to products containing asbestos last produced or sold by KACC more than 20 years ago. It is difficult to predict the number of claims that will ultimately be made against KACC or the settlement value of such claims. As of September 30,
      2003, KACC had recorded an obligation for approximately $610.1 million in respect of pending and an estimate of possible future asbestos claims through 2011. The Company did not accrue for amounts past 2011 because the
      Company believed that significant uncertainty existed in trying to estimate any such amounts. However, it is possible that a different number of claims will be made through 2011 and that the settlement amounts during this period may differ and that this will cause the actual amounts to differ materially from the Company's estimate. Further, the Company expects that, during its reorganization process, an estimate will have to be made in respect of its exposure to asbestos-related claims after 2011 and that such amounts could be substantial. Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. However, during the pendency of the Cases, KACC expects additional asbestos claims will be asserted as part of the claims process. A separate creditors' committee representing the interests of the asbestos claimants, the ACC, has been appointed. The Debtors' obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

      The Company believes that KACC has insurance coverage in respect of its asbestos-related exposures and that substantial recoveries in this regard are probable. At September 30, 2003, KACC had recorded a receivable for approximately $466.2 million in respect of expected insurance recoveries related to existing claims and the estimate future claims through 2011.
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

      See Note 10 of Notes to Consolidated Financial Statements in the Company's
      Form 10-K for the year ended December 31, 2002 and Recent Events and
      Developments, Benefit (Legacy) Cost Matters above for information regarding the Company's pension and post-retirement obligations. Actual results may differ from the assumptions made in computing the estimated
      September 30, 2003 obligations and such differences may be material.

   4. The Company's judgments and estimates in respect to environmental commitments and contingencies.

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

      Another example of how environmental accruals could change is provided by the multi-site agreement discussed in Note 7 of Notes to Interim
      Consolidated Financial Statements. As a means of expediting the reorganization process and to assure treatment of the claims under a plan of reorganization that is favorable to the Debtors and their stakeholders, it may be in the best interests of the stakeholders for the Company to agree to claim amounts in excess of previous accruals, which were based on an ordinary course, going concern basis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
In a new regulation issued in January 2003, the Securities and Exchange
Commission adopted amendments to existing rules, which require the Company to provide explanations of its known contractual obligations in a tabular format and its off-balance sheet arrangements in a separately captioned subsection of the Management's Discussion and Analysis ("MD&A") section of the Company's
Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Although such items are already fully disclosed in the Company's Commitments and Contingencies notes (see Note 5 of Notes to Interim Consolidated Financial Statements and Note
12 of Notes to Consolidated Financial Statements in the Company's Form 10-K for
the year ended December 31, 2002), the principle of the amendments is that the
Company should disclose, in a single section, information regarding: (1) its obligations and commitments to make future payments, such as debt and lease agreements, and (2) material off-balance sheet arrangements and their material effects on the Company's financial condition, results of operations, liquidity, etc. in a tabular format.

The following summarizes the Company's significant contractual obligations at
September 30, 2003 (dollars in millions):

                                                                                 Payments due in
                                                            --------------------------------------------------------
                                                               Less than       2 - 3          4 - 5       More than
           Contractual Obligations                Total         1 Year         Years          Years        5 years
--------------------------------------------  ------------- -------------- -------------  ------------- ------------
Long-term debt, including capital lease of
   $2.5(a)                                    $       43.5  $         1.2  $        1.2   $       22.1  $      19.0
Operating leases                                      31.3            9.2           9.6            6.6          5.9
                                              ------------- -------------- -------------  ------------- ------------

Total cash contractual obligations            $       74.8  $        10.4  $       10.8   $       28.7  $      24.9
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
Under the agreements, KACC is unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. KACC's share of the aggregate minimum amount of future principal payments as of September 30,
2003 is $60.0 million, which will mature in varying amounts from 2005 to 2008.
KACC's share of QAL's scheduled debt principal repayment in July 2003 was funded with additional QAL borrowings. KACC's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $95.0 million and $103.0 million per year over the past three years.

The Company has agreements to supply alumina to and to purchase aluminum from
Anglesey, a 49.0%-owned aluminum smelter in Holyhead, Wales.

As of September 30, 2003, outstanding letters of credit under the DIP Facility were approximately $49.9 million, substantially all which expire within the next twelve months. The letters of credit relate primarily to environmental, insurance, Alpart-related debt and other activities. Approximately $15.3 million of the letters of credit are in respect of the Company's 65% share of the $22.0 million Alpart CARIFA financing (see Note 5 of Notes to Interim Consolidated
Financial Statements) which are reflected in the debt maturities table above. As such, that portion of the letters of credit is duplicative of the obligation reflected in the table above. If the Company's interests in Alpart were to be sold (see Note 1 of Notes to Interim Consolidated Financial Statements), the
CARIFA financing would have to be repaid and the Company's letter of credit obligation under the DIP Facility securing the loans would be cancelled.

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

SENSITIVITY

The sensitivity information set forth below is before considering any impacts from possible commodity asset divestitures discussed more fully in Note 1 of
Notes to Interim Consolidated Financial Statements. The following are the major impacts on price exposures related to the facilities for which possible divestiture activities are ongoing:

   -  If the Company were to sell its interests in Anglesey, Alpart and
      Gramercy/KJBC (as more fully discussed in Note 1 of Notes to Interim
      Consolidated Financial Statements), the Company would substantially eliminate its exposure to primary aluminum price changes as sales linked to primary aluminum prices would be largely offset by costs that are expected to fluctuate with primary aluminum prices.

   - Approximately 70% of the Company's exposure to natural gas prices relates to Gramercy's alumina refinery.

   - The vast majority of the Company's exposure to fuel oil prices relates to
     Alpart's operations.

Alumina and Primary Aluminum. Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing the Company to commodity price opportunities and risks. KACC's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, variations in production and shipment levels, and timing issues related to price changes, the Company estimates that during 2003 each
$.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) the Company's annual pre-tax earnings by approximately $5.0 million, based on recent operating levels. The lower 2003 impact (as compared to prior periods) on pre-tax earnings linked to primary aluminum prices is due to the Valco potline curtailments.

As of September 30, 2003, the Company has option contracts covering substantially all of the Company's net hedgable volume for the fourth quarter of
2003 (at a strike price of approximately $.65 per pound).

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

KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of September 30, 2003, KACC held option contracts which capped
KACC's price for fuel oil to $25.00 per barrel for substantially all of its fuel oil needs in the fourth quarter of 2003.

As of September 30, 2003, KACC had option contracts which cap the average price
KACC would pay for natural gas to approximately $5.02 per mcf so that, when combined with price limits in the physical gas supply agreement, substantially all of KACC's exposure to increases in natural gas prices during October 2003 and November 2003 was limited.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        *4.1    Sixth Amendment to Post-Petition Credit Agreement, dated August
                1, 2003, amending the Post-Petition Credit Agreement dated
                February 12, 2002, among Kaiser Aluminum & Chemical Corporation
                ("KACC"), Kaiser Aluminum Corporation ("KAC"), certain financial institutions and Bank of America, N.A., as Agent.

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
                Sarbanes-Oxley Act of 2002.

        *32.1   Certification of Jack A. Hockema pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

        *32.2   Certification of John T. La Duc pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K.

        On August 20, 2003, under Item 5, "Other Events" of Form 8-K, the
        Company filed a Current Report on Form 8-K reporting that the sixth amendment to the Company's DIP Facility had become effective.

        No other Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

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

Dated:  November 13, 2003