Form 10-Q
period 2004-09-30
KAISER ALUMINUM CORP
filed 2004-11-12
CIK 811596

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 1-9447

Kaiser Aluminum Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3030279 (I.R.S. Employer Identification No.)

5847 San Felipe, Suite 2500, Houston, Texas 77057-3268

(Address of principal executive offices) (Zip Code)

(713) 267-3777

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

     At October 31, 2004, the registrant had 79,688,240 shares of Common Stock outstanding. The number of outstanding shares of Common Stock may not be meaningful, because as part of a plan of reorganization for the registrant, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
PART II -- OTHER INFORMATION
SIGNATURE

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

(Debtor-in-Possession)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
	(In millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$31.9	$35.6
Receivables:
Trade, less allowance for doubtful receivables of $6.5 and $6.4	105.7	65.4
Other	5.4	19.8
Inventories	131.4	102.6
Prepaid expenses and other current assets	36.6	23.9
Discontinued operations’ current assets	96.0	178.7

Total current assets	407.0	426.0
Investments in and advances to unconsolidated affiliates	55.5	50.9
Property, plant, and equipment — net	217.7	230.1
Restricted proceeds from sale of commodity interests	302.6	—
Other assets	488.1	520.5
Discontinued operations’ long-term assets	49.7	396.0

Total	$1,520.6	$1,623.5

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$50.0	$41.7
Accrued interest	.9	.8
Accrued salaries, wages, and related expenses	32.9	31.6
Accrued postretirement medical benefit obligation — current portion	1.1	32.5
Other accrued liabilities	70.5	32.6
Payable to affiliates	45.9	43.6
Long-term debt — current portion	1.2	1.3
Discontinued operations’ current liabilities	109.1	137.0

Total current liabilities	311.6	321.1
Long-term liabilities	44.5	59.4
Long-term debt	2.2	2.2
Discontinued operations’ long-term liabilities, including minority interests of $13.9 and $121.1	54.2	195.6

	412.5	578.3
Liabilities subject to compromise	2,856.0	2,783.2
Minority interests	.7	.7
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	.8	.8
Additional capital	538.7	539.1
Accumulated deficit	(2,280.0)	(2,170.7)
Accumulated other comprehensive income (loss)	(8.1)	(107.9)

Total stockholders’ equity (deficit)	(1,748.6)	(1,738.7)

Total	$1,520.6	$1,623.5

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
	(In millions of dollars,
	except share and per share amounts)
Net sales	$281.8	$203.1	$792.7	$613.2

Costs and expenses:
Cost of products sold	245.3	189.7	700.7	570.6
Depreciation and amortization	5.9	6.3	16.9	20.3
Selling, administrative, research and development, and general	26.9	25.0	68.4	73.2
Other operating charges (benefits), net	154.7	15.0	154.7	4.7

Total costs and expenses	432.8	236.0	940.7	668.8

Operating loss	(151.0)	(32.9)	(148.0)	(55.6)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $23.7 for both quarters and $71.2 for both nine-month periods)	(2.3)	(2.5)	(6.4)	(7.1)
Reorganization items	(10.0)	(5.4)	(28.9)	(20.2)
Other — net	1.3	(6.7)	5.2	(8.7)

Loss before income taxes and discontinued operations	(162.0)	(47.5)	(178.1)	(91.6)
Provision for income taxes	(4.7)	(1.4)	(13.5)	(5.8)

Loss from continuing operations	(166.7)	(48.9)	(191.6)	(97.4)

Discontinued operations:
Loss from discontinued operations, net of income taxes, including minority interests	(4.4)	(39.7)	(42.7)	(117.7)
Gain from sale of commodity interests	101.6	—	125.0	—

Income (loss) from discontinued operations	97.2	(39.7)	82.3	(117.7)

Net loss	$(69.5)	$(88.6)	$(109.3)	$(215.1)

Earnings (loss) per share — Basic/ Diluted
Loss from continuing operations	$(2.09)	$(.61)	$(2.40)	$(1.21)

Income (loss) from discontinued operations	$1.22	$(.50)	$1.03	$(1.47)

Net loss	$(.87)	$(1.11)	$(1.37)	$(2.68)

Weighted average shares outstanding (000):
Basic/ Diluted	79,815	80,165	79,858	80,220

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2004
(Unaudited)
(In millions of dollars)

				Accumulated
				Other
				Comprehensive
	Common	Additional	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total

BALANCE, December 31, 2003	$.8	$539.1	$(2,170.7)	$(107.9)	$(1,738.7)
Net loss	—	—	(109.3)	—	(109.3)
Minimum pension liability adjustment during the quarter ended September 30, 2004	—	—	—	96.7	96.7
Unrealized net increase in value of derivative instruments arising during the period (including net increase in value of $1.2 for the quarter ended September 30, 2004)	—	—	—	2.0	2.0
Reclassification adjustment for net realized losses on derivative instruments included in net loss (including net realized losses of $.3 for the quarter ended September 30, 2004)	—	—	—	1.1	1.1

Comprehensive income (loss)	—	—	—	—	(9.5)
Restricted stock cancellations	—	(.4)	—	—	(.4)

BALANCE, September 30, 2004	$.8	$538.7	$(2,280.0)	$(8.1)	$(1,748.6)

For the Nine Months Ended September 30, 2003

				Accumulated
				Other
				Comprehensive
	Common	Additional	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total

BALANCE, December 31, 2002	$.8	$539.9	$(1,382.4)	$(243.9)	$(1,085.6)
Net loss	—	—	(215.1)	—	(215.1)
Unrealized net decrease in value of derivative instruments arising during the period (including net decrease in value of $1.9 for the quarter ended September 30, 2003)	—	—	—	(1.3)	(1.3)
Reclassification adjustment for net realized gains on derivative instruments included in net loss (including net realized gains of $.2 for the quarter ended September 30, 2003)	—	—	—	(.7)	(.7)

Comprehensive income (loss)	—	—	—	—	(217.1)
Restricted stock cancellations	—	(.9)	—	—	(.9)
Restricted stock accretion	—	.3	—	—	.3

BALANCE, September 30, 2003	$.8	$539.3	$(1,597.5)	$(245.9)	$(1,303.3)

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In millions of
	dollars)
Cash flows from operating activities:
Net loss	$(109.3)	$(215.1)
Less net income (loss) from discontinued operations	82.3	(117.7)

Net loss from continuing operations	(191.6)	(97.4)
Adjustments to reconcile net loss from continuing operations to net cash (used) provided by continuing operations:
Depreciation and amortization (including deferred financing costs of $3.6 and $3.8 respectively)	20.5	24.1
Non-cash charges in other operating charges	155.5	1.1
Gain on sale of Tacoma facility	—	(14.5)
Equity in earnings of unconsolidated affiliates, net of distributions	(4.6)	(7.2)
Increase in trade and other receivables	(25.7)	(8.0)
(Increase) decrease in inventories	(28.0)	4.8
Increase in prepaid expenses and other current assets	(.6)	(1.9)
Increase in accounts payable and accrued interest	9.1	13.9
Decrease in other accrued liabilities	(.5)	(.4)
Increase in payable to affiliates	2.1	14.0
Increase (decrease) in accrued and deferred income taxes	6.6	(28.2)
Net cash impact of changes in long-term assets and liabilities	5.3	66.6
Net cash provided (used) by discontinued operations	40.5	(45.6)
Other	4.0	(2.6)

Net cash used by operating activities	(7.4)	(81.3)

Cash flows from investing activities:
Net proceeds (payments) associated with dispositions: primarily Tacoma facility and interests in office building complex in 2003	(5.7)	82.0
Capital expenditures	(4.5)	(6.2)
Net cash provided (used) by discontinued operations: primarily proceeds from the sale of commodity interests in 2004 and Alpart-related capital expenditures in 2003	328.5	(19.9)

Net cash provided by investing activities	318.3	55.9

Cash flows from financing activities:
Financing costs, primarily DIP Facility — related	(1.7)	(4.0)
Net cash used by discontinued operations: primarily increase in restricted cash	(312.9)	—

Net cash used by financing activities	(314.6)	(4.0)

Net decrease in cash and cash equivalents during the period	(3.7)	(29.4)
Cash and cash equivalents at beginning of period	35.6	77.6

Cash and cash equivalents at end of period	$31.9	$48.2

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.1 and $1.0, respectively	$3.3	$2.5
Less interest paid by discontinued operations, net of capitalized interest of $.8 in 2003	(.9)	(.5)

	$2.4	$2.0

Income taxes paid	$8.5	$44.7
Less income taxes paid by discontinued operations	(4.5)	(16.5)

	$4.0	$28.2

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except prices and per share amounts)
(Unaudited)

1.	Reorganization Proceedings

      Kaiser Aluminum Corporation (“Kaiser”, “KAC” or the “Company”), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”); the Company, KACC and 15 of KACC’s subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional KACC subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. The Original Debtors and Additional Debtors are collectively referred to herein as the “Debtors” and the Chapter 11 proceedings of these entities are collectively referred to herein as the “Cases.” For purposes of this Report, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of KACC’s non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.

      Original Debtors. During the first quarter of 2002, the Original Debtors filed separate voluntary petitions for reorganization. The wholly owned subsidiaries of KACC included in such filings were: Kaiser Bellwood Corporation (“Bellwood”), Kaiser Aluminium International, Inc. (“KAII”), Kaiser Aluminum Technical Services, Inc. (“KATSI”), Kaiser Alumina Australia Corporation (“KAAC”) (and its wholly owned subsidiary, Kaiser Finance Corporation (“KFC”)) and ten other entities with limited balances or activities.

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

      The outstanding principal of, and accrued interest on, all debt of the Original Debtors became immediately due and payable upon commencement of the Cases. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Original Debtors’ Cases, the Court, upon motion by the Original Debtors, authorized the Original Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations. In July 2002, the Court also issued a final order authorizing the Company to fund the cash requirements of its foreign joint ventures in the ordinary course of business and to continue using the Company’s existing cash management systems. The Original Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, “assumption” means that the Original Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and “rejection” means that the Original Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a pre-Filing Date executory contract is treated as a general unsecured claim in the Cases.

      Generally, pre-Filing Date claims, including certain contingent or unliquidated claims, against the Original Debtors will fall into two categories: secured and unsecured. Under the Code, a creditor’s claim is

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The Court set January 31, 2003 as the last date by which holders of pre-Filing Date claims against the Original Debtors (other than asbestos-related personal injury claims and certain hearing loss and other claims) could file their claims. Any holder of a claim that was required to file such claim by January 31, 2003 and did not do so may be barred from asserting such claim against any of the Original Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved. Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein. The January 31, 2003 bar date does not apply to asbestos-related personal injury claims, for which the Original Debtors reserve the right to establish a separate bar date at a later time. A separate bar date for certain hearing loss and coal tar pitch volatiles claims was reset to February 29, 2004.

      Additional Debtors. On January 14, 2003, the Additional Debtors filed separate voluntary petitions for reorganization. The wholly owned subsidiaries included in such filings were: Kaiser Bauxite Company (“KBC”), Kaiser Jamaica Corporation (“KJC”), Alpart Jamaica Inc. (“AJI”), Kaiser Aluminum & Chemical of Canada Limited (“KACOCL”) and five other entities with limited balances or activities. Ancillary proceedings in respect of KACOCL and two Additional Debtors were also commenced in Canada simultaneously with the January 14, 2003 filings.

      The Cases filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that might have arisen and been enforced by the Pension Benefit Guaranty Corporation (“PBGC”) primarily as a result of the Company’s failure to meet a $17.0 accelerated funding requirement to its salaried employee retirement plan in January 2003 (see Note 9 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information regarding the accelerated funding requirement). The filing of the Cases by the Additional Debtors had no impact on the Company’s day-to-day operations.

      In connection with the Additional Debtors’ filings, the Court authorized the Additional Debtors to continue to pay or otherwise honor certain pre-Filing Date claims, including employee wages and benefits, and customer and vendor claims in the ordinary course of business. The Court also approved the Additional Debtors’ continued participation in the Company’s existing cash management systems and routine intercompany transactions involving, among other transactions, the transfer of materials and supplies among subsidiaries and affiliates.

      In March 2003, the Court set May 15, 2003 as the last date by which holders of pre-Filing Date claims against the Additional Debtors (other than asbestos-related personal injury claims and certain hearing loss, coal tar pitch volatiles and other claims) could file their claims. Any holder of a claim that was required to file such claim by May 15, 2003 and did not do so may be barred from asserting such claim against any of the Additional Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved. Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      All Debtors. Two creditors’ committees, one representing the unsecured creditors (the “UCC”) and the other representing the asbestos claimants (the “ACC”), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”) with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the legal representatives for (a) potential future asbestos claimants (the “Asbestos Futures’ Representative”) and (b) potential future silica and coal tar pitch volatile claimants (the “Silica/ CTPV Futures’ Representative” and, collectively with the Asbestos Futures’ Representative, the “Futures’ Representatives”) that have been appointed in the Cases, have played and will continue to play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures’ Representatives, including those of their counsel and other advisors.

      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. Most recently, the Court approved an extension of exclusivity as to all Debtors to February 28, 2005, but the approved order provides that exclusivity can be terminated earlier with respect to AJI, KJC, KBC and KAAC, the four entities that own or owned certain of the Company commodity-related interests in Jamaica, which have been sold/monetized, and in Australia, which, are currently expected to be sold in early 2005, in accordance with the terms of an intercompany settlement agreement (the “Intercompany Agreement”) that is pending before the Court. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

      The Debtors anticipate that substantially all liabilities of the Debtors as of their Filing Date will be settled under more than one plan of reorganization to be proposed and voted on in accordance with the provisions of the Code. As more fully described below, a joint plan was filed by AJI and KJC in November 2004. Although the Debtors intend to file and seek confirmation of additional plans, there can be no assurance as to when the Debtors will file such additional plans or as to whether any such plan or plans will be confirmed by the Court and consummated.

      In working toward one or more plans of reorganization, the Debtors have been, and continue to be, engaged in discussions with each of their key constituencies, including the Committees, the Futures’ Representatives, the PBGC, and the appropriate union representatives. The ultimate treatment of individual groups of creditors in any such plans of reorganization cannot be determined definitively at this time. The ultimate treatment of and recoveries to individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law.

      The Debtors’ objective is to achieve the highest possible recoveries for all stakeholders, consistent with the Debtors’ abilities to pay, and to continue the operations of their core businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. While

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

valuation of the Debtors’ assets and estimation of pre-Filing Date claims at this stage of the Cases are subject to inherent uncertainties, the Debtors currently believe that, in the aggregate, it is likely that their liabilities will be found to significantly exceed the fair value of their assets. Therefore, the Debtors currently believe that, with limited exceptions, it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company’s stockholders will be cancelled without consideration. Further, the Debtors believe that it is likely that: (a) the claims of pre-petition creditors that are given certain priorities by statute or have the benefit of guarantees or other contractual or structural seniority will likely receive substantially greater recoveries than pre-petition creditors that have no such priorities or seniority; and (b) all pending and future asbestos-related personal injury claims are likely to be resolved through the formation, pursuant to a plan of reorganization, of a statutory trust to which all claims would be directed by a channeling injunction that would permanently remove all asbestos liability from the Debtors. A similar trust arrangement is anticipated in respect of pending and future silica and coal tar pitch volatiles personal injury claims. A separate trust arrangement is anticipated for hearing loss claims. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using the Debtors’ insurance assets and certain other consideration that has yet to be agreed. No assurances can be provided that the foregoing will ultimately be included in any plan(s) of reorganization the Debtors may file. Further, while the Debtors believe it is possible to successfully reorganize their operations and emerge from Chapter 11 in the first half of 2005, their ability to do so is subject to inherent market-related risks as well as successful negotiation and Court approval for the treatment of creditors consistent with applicable bankruptcy law.

      The Debtors’ Cases are being administered on a consolidated basis. In fact, however, there are separate Cases for each Debtor or twenty-six Cases in total. The Company believes that the impacts of the Cases and any plans of reorganization proposed for individual Debtors will depend on each Debtor’s specific circumstances and the differing interests that creditors have in respect of such entities.

      A substantial majority of the claims in the Cases are against KACC. These include claims in respect of substantially all of the Debtors’ debt obligations, obligations in respect of pension and retiree medical benefits, asbestos-related and personal injury claims, and known environmental obligations. As such, all of these claimholders will have claims against KACC that, except as further described below, will have to be satisfied by KACC’s assets, which generally include the fabricated products plants (other than the London, Ontario, Canada and Richmond, Virginia extrusion facilities, which are owned by separate subsidiaries that are also Debtors), the interests in Anglesey Aluminium Limited (“Anglesey”), which are not currently expected to be sold, and the Company’s interest in and related to the alumina refinery located in Gramercy, Louisiana (“Gramercy”) and Volta Aluminium Company Limited (“Valco”), which have been sold for nominal net proceeds (see Note 4). KACC’s assets also include certain intercompany receivables from certain of its Debtor subsidiaries for funding provided to its joint venture affiliates.

      In general, except as described below, there are a relatively modest number or amount of third party trade and other claims against KACC’s other Debtor subsidiaries. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany items. The Company believes that it is likely that most, if not all, of these entities will ultimately be merged out of existence or dissolved in some manner. The remaining Debtor subsidiaries (which include AJI, KJC, KAAC, KAII, KACOCL, KBC, Bellwood, KATSI and KFC) own certain extrusion facilities or act largely as intermediaries between KACC and certain of its other subsidiaries and joint venture affiliates or interact with third parties on behalf of KACC and its joint venture affiliates. As such, the vast majority of the pre-petition claims against such entities are related to intercompany activities. However, certain of those entities holding claims against KACC also have claims against certain KACC subsidiaries that own or owned the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Company’s interests in joint venture affiliates and which represent a significant portion of KACC’s consolidated asset value. For example, noteholders have claims against each of AJI and KJC which together hold in escrow substantially all of the net proceeds from the sale of the Company’s interests in Alumina Partners of Jamaica (“Alpart”) (see Note 4) and KAAC, which owns the Company’s interests in Queensland Alumina Limited (“QAL”), as a result of AJI, KJC and KAAC having been subsidiary guarantors of KACC’s Senior Notes (as defined below) and Sub Notes (as defined below). Additionally, the PBGC, pursuant to statute, has joint and several claims against KACC and all entities which are 80% or more owned by KACC (referred to as “Controlled Group Members”). Controlled Group Members include each of AJI, KJC and KAAC, as well as all of the other Debtors. The only other significant claims against AJI, KJC and KAAC are intercompany claims related to funding provided to these entities by KACC. As such, it is likely that the vast majority of the value realized in respect of the Company’s interests in Alpart and QAL is likely to be for the benefit of the noteholders and the PBGC.

      As discussed above, the Company has stated that it expects that pre-Filing Date claims that have the benefit of contractual or structural seniority will receive substantially greater recoveries than pre-Filing Date claims that have no such seniority. Accordingly, it has been the Company’s expectation that the holders of the KACC’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) will receive substantially greater recoveries than the holders of claims in respect of the KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”). However, a group of holders of the Sub Notes (the “Sub Note Group”) has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders’ claims against the Subsidiary Guarantors (such as AJI, KJC and KAAC) may not, as a technical matter, be contractually subordinate to the claims of holders of the Senior Notes. The effect of such position, if ultimately sustained, would be that the holders of Sub Notes would be on a par with the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to Alpart and QAL. This position, if accepted by the Court, would materially increase the recoveries to the holders of the Sub Notes and materially decrease the recoveries to the holders of the Senior Notes. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the Subsidiary Guarantors. The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.

      In order to resolve the question of what consideration from any sale or other disposition of AJI, KJC and/or KAAC, or their respective assets, should be for the benefit of KACC and its claimholders (in respect of KACC’s intercompany claims against such entities), the Intercompany Agreement was reached between the UCC and the Company and filed with the Court in October 2004. The Intercompany Agreement is also intended to resolve substantially all other pre-and post-petition intercompany claims between the Debtors. Evidentiary hearings in respect of the Intercompany Agreement are expected to begin in early 2005. The Intercompany Agreement, which is subject to approval by the Court, provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alpart and QAL to KACC of at least $90.0 in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for any net cash flows funded by or collected by KACC related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be between $20.0-$25.0 collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $5.0 range collected by the Company through September 30, 2004); and (c) certain third party costs and certain limited overhead of KACC’s activities related to AJI, KJC, KBC,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

KAAC and KFC. As provided under the Intercompany Agreement, KACC was reimbursed for approximately $14.5 of payments made in the third quarter of 2004 to retire Alpart-related debt. The Intercompany Agreement calls for the remaining payments, other than $28.0 already made available to KACC but not yet paid to KACC at October 31, 2004 pending finalization of the latest amendment to the DIP Facility, to be made in specific increments to KACC at the emergence of AJI, KJC and KAAC from Chapter 11. The Company expects that all remaining proceeds from the sale of Alpart and QAL are likely to be held in escrow for the benefit of creditors until the applicable subsidiaries emerge from the Cases. The ACC, the Futures’ Representatives and others have filed objections to the Intercompany Agreement and no assurances can be provided as to whether the Intercompany Agreement will be approved by the Court.

      On November 1, 2004, AJI and KJC filed a joint plan of liquidation and related disclosure statement (the “AJI/ KJC Plan”) with the Court. Under the proposed AJI/ KJC Plan, the assets of those entities, consisting primarily of the net proceeds received by them in connection with the sale of their interests in Alpart, will be transferred to a liquidation trust, whereupon AJI and KJC will be dissolved. The liquidating trustee will then make distributions of cash to the creditors of AJI and KJC in accordance with such plan. As indicated in the AJI/ KJC Plan, it is currently anticipated that AJI and KJC will have approximately $278.4 of cash available for distribution to creditors when the plan becomes effective. Of the cash available for distribution, $20.0 is expected to be retained, subject to certain terms and conditions, in a cash collateral account securing the Post-Petition Credit Agreement until such financing is terminated. The AJI/ KJC Plan outlines the specific treatment and expected recoveries of AJI and KJC creditors. The AJI/ KJC Plan indicates that, assuming the holders of the Sub Notes accept the plan and after payment of priority claims and trust expenses (initial reserves for which are expected to be established in the range of $15.0 to $20.0), AJI and KJC anticipate ultimately distributing cash as follows:

KACC’s Senior Notes	$162.7 to $171.1
PBGC	$82.7 to $84.3
KACC’s Sub Notes	$8.0

      The $8.0 payment to be made for the benefit of holders of KACC’s Sub Notes will be made if, and only if, such holders approve the plan. In addition, the plan provides that the Court will determine the amount, if any, to be paid in respect of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”). Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes. The disclosure statement also indicates that it is currently anticipated that the plan of liquidation for KAAC, which owns the Company’s interests in QAL, will provide for an additional $8.0 payment to the holders of Sub Notes if, and only if, such holders of the Sub Notes vote to accept that plan. As described in the AJI/ KJC Plan, the plan and disclosure statement will be subject to approval by the Court, and the plan will be subject to a vote by certain creditors. The Company anticipates that certain creditors are likely to challenge the proposed AJI/ KJC Plan. The effectiveness of the AJI/ KJC Plan is expressly conditioned on Court approval of the Intercompany Agreement. This disclosure is not intended to be, nor should it be construed to be, a solicitation for a vote on the AJI/ KJC Plan. The AJI/ KJC Plan filed relates exclusively to AJI and KJC and will have no impact on the normal, ongoing operation of the Company’s fabricated aluminum products business or other operations.

      As discussed above, because each Debtor entity has different creditors and claim amounts and each Debtor has different assets, the Company currently anticipates that the recoveries of individual creditors will differ depending on the Debtor entity against which a given creditor has a claim. Another factor affecting creditor recoveries will be whether or not intercompany claims are resolved pursuant to the Intercompany

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Agreement, which was jointly filed by the Debtors and the UCC, or some other proposal. Certain holders of claims and other stakeholders, in the their Court filings objecting to approval of the Intercompany Agreement, have raised a question as to whether all of the individual Debtors should be substantively consolidated, which is specifically prohibited by the Intercompany Agreement. In this context, “substantive consolidation” would mean that the separate corporate existences of the individual Debtor entities would be ignored and all Debtors would be treated as a single enterprise for purposes of the treatment of creditors’ claims in a single plan of reorganization. The Company does not believe that substantive consolidation of all Debtors is appropriate. However, no assurances can be given as to whether a formal substantive consolidation motion will be made by one or more stakeholders or how the Court might rule on any such motion if such motion were made. The Company believes that, if a substantive consolidation motion seeking to treat all Debtors as a single entity were made and ultimately approved by the Court, recoveries by creditors who hold claims at Debtor entities where there are otherwise fewer competing claims (e.g., AJI, KJC and KAAC) could be significantly and adversely affected as compared to their likely recoveries if the individual Debtor entities (e.g. AJI, KJC and KAAC) were permitted (as is intended under the Intercompany Agreement) to file separate plans of reorganization and distribute their value only to the creditors of those entities. It is also possible that the filing and any potential litigation of such a substantive consolidation motion that might occur could delay the Company’s emergence.

      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 to $80.0. The Company’s estimate of Exit Costs is less than that estimated in prior periods due in large part to the payment of approximately $27.3 of environmental costs in October 2004 (see Note 7). KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 5). If payments made to the Company under the Intercompany Agreement together with borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company, KACC and some or all of its other Debtor subsidiaries will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the Intercompany Agreement and/or exit financing facility or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.

      The Company expects that, when the Company and KACC ultimately file a plan or plans of reorganization, it is likely to reflect the Company’s strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage and financial flexibility, improved cost structure and competitive strength; (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products; (c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued ownership of those commodity assets that have the potential to generate significant cash at steady-state metal prices and/or which provide a strategic hedge against the fabricated products business’ needs for primary aluminum. While the Company intends to continue to pursue a standalone fabricated products company emergence strategy, from time to time the Debtors may also evaluate other reorganization strategies, consistent with the Debtors’ responsibility to maximize the recoveries for its stakeholders.

      The Company believes that it is not likely that it will emerge from the Cases until sometime in the first half of 2005. The Company continues to push for an aggressive pace that would allow it and KACC to file a

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

disclosure statement and a plan or plans of reorganization before the end of 2004. However, the Company’s ability to do so and to ultimately emerge from the Cases is subject to a number of factors, including, among others, confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.

      Financial Statement Presentation. The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

      Upon emergence from the Cases, the Company expects to apply “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor’s liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan(s) of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of the pending and completed asset sales and liabilities subject to compromise (that will be relieved upon emergence), meaningful comparisons between the current historical financial statements and the financial statements upon emergence may be difficult to make.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      Financial Information. Condensed consolidating financial statements of the Debtors and non-Debtors are set forth below:

Condensed Consolidating Balance Sheets

September 30, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Current assets	$308.3	$2.7	$—	$311.0
Discontinued operations’ current assets	58.7	37.3	—	96.0
Investments in subsidiaries and affiliates	170.2	—	(114.7)	55.5
Intercompany receivables (payables), net	(4.9)	4.9	—	—
Property and equipment, net	217.7	—	—	217.7
Restricted proceeds from sale of commodity assets	302.6	—	—	302.6
Other assets	488.1	—	—	488.1
Discontinued operations’ long-term assets(1)	(92.2)	141.9	—	49.7

	$1.448.5	$186.8	$(114.7)	$1,520.6

Liabilities not subject to compromise —
Current liabilities	$199.9	$4.6	$(2.0)	$202.5
Discontinued operations’ current liabilities	66.8	42.3	—	109.1
Long-term liabilities	45.3	1.4	—	46.7
Discontinued operations’ long-term liabilities	28.4	11.9	13.9	54.2
Liabilities subject to compromise	2,856.0	—	—	2,856.0
Minority interests	.7	—	—	.7
Stockholders’ equity (deficit)	(1,748.6)	126.6	(126.6)	(1,748.6)

	$1,448.5	$186.8	$(114.7)	$1,520.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Condensed Consolidating Balance Sheets

December 31, 2003

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Current assets	$244.4	$2.9	$—	$247.3
Discontinued operations’ current assets	78.5	100.2	—	178.7
Investments in subsidiaries and affiliates	394.8	—	(343.9)	50.9
Intercompany receivables (payables), net	(5.4)	5.4	—	—
Property and equipment, net	230.1	—	—	230.1
Other assets	520.5	—	—	520.5
Discontinued operations’ long-term assets(1)	(75.0)	471.0	—	396.0

	$1,387.9	$579.5	$(343.9)	$1,623.5

Liabilities not subject to compromise —
Current liabilities	$181.5	$4.6	$(2.0)	$184.1
Discontinued operations’ current liabilities	50.3	86.7	—	137.0
Long-term liabilities	60.0	1.6	—	61.6
Discontinued operations’ long-term liabilities	50.9	129.1	15.6	195.6
Liabilities subject to compromise	2,783.2	—	—	2,783.2
Minority interests	.7	—	—	.7
Stockholders’ equity (deficit)	(1,738.7)	357.5	(357.5)	(1,738.7)

	$1,387.9	$579.5	$(343.9)	$1,623.5

(1)	Discontinued operations’ long-term assets for debtors include intercompany payables to non-Debtors of $99.3 and $82.9 as of September 30, 2004 and December 31, 2003, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Condensed Consolidating Statements of Income (Loss)

For the Quarter Ended September 30, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$281.8	$—	$—	$281.8

Costs and expenses —
Operating costs and expenses	278.2	(.1)	—	278.1
Other operating charges (benefits), net	154.7	—	—	154.7

	432.9	(.1)	—	432.8

Operating income (loss)	(151.1)	.1	—	(151.0)
Interest expense	(2.3)	—	—	(2.3)
All other income (expense), net	(8.8)	—	.1	(8.7)
Income taxes	(4.7)	—	—	(4.7)
Equity in income of subsidiaries	(1.0)	—	1.0	—

Loss from continuing operations	(167.9)	.1	1.1	(166.7)
Discontinued operations	98.4	(1.2)	—	97.2

Net income (loss)	$(69.5)	$(1.1)	$1.1	$(69.5)

Condensed Consolidating Statements of Income (Loss)

For the Quarter Ended September 30, 2003

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$203.1	$—	$—	$203.1

Costs and expenses —
Operating costs and expenses	220.6	.4		221.0
Other operating charges (benefits), net	15.0	—	—	15.0

	235.6	.4	—	236.0

Operating loss	(32.5)	(.4)	—	(32.9)
Interest expense	(2.5)	—	—	(2.5)
All other income (expense), net	(14.8)	—	2.7	(12.1)
Income taxes	(1.4)	—	—	(1.4)
Equity in income of subsidiaries	(4.3)	—	4.3	—

Loss from continuing operations	(55.5)	(.4)	7.0	(48.9)
Discontinued operations	(33.1)	(6.6)	—	(39.7)

Net loss	$(88.6)	$(7.0)	$7.0	$(88.6)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Condensed Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$792.7	$—	$—	$792.7

Costs and expenses —
Operating costs and expenses	785.5	.5		786.0
Other operating charges (benefits), net	154.7	—	—	154.7

	940.2	.5	—	940.7

Operating loss	(147.5)	(.5)	—	(148.0)
Interest expense	(6.4)	—	—	(6.4)
All other income (expense), net	(29.7)	.1	5.9	(23.7)
Income taxes	(13.5)	—	—	(13.5)
Equity in income of subsidiaries	(53.4)	—	53.4	—

Loss from continuing operations	(250.5)	(.4)	59.3	(191.6)
Discontinued operations	141.2	(58.9)	—	82.3

Net loss	$(109.3)	$(59.3)	$59.3	$(109.3)

Condensed Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2003

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$626.6	$—	$(13.4)	$613.2

Costs and expenses —
Operating costs and expenses	677.0	.5	(13.4)	664.1
Other operating charges (benefits), net	4.7	—	—	4.7

	681.7	.5	(13.4)	668.8

Operating loss	(55.1)	(.5)	—	(55.6)
Interest expense	(7.1)	—	—	(7.1)
All other income (expense), net	(37.3)	.2	8.2	(28.9)
Income taxes	(5.8)	—	—	(5.8)
Equity in income of subsidiaries	(14.3)	—	14.3	—

Loss from continuing operations	(119.6)	(.3)	22.5	(97.4)
Discontinued operations	(95.5)	(22.2)	—	(117.7)

Net loss	$(215.1)	$(22.5)	$22.5	$(215.1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities —
Continuing operations	$(47.9)	$—	$—	$(47.9)
Discontinued operations	23.0	17.5	—	40.5

	(24.9)	17.5	—	(7.4)

Investing activities —
Continuing operations	(10.2)	—	—	(10.2)
Discontinued operations	331.4	(2.9)	—	328.5

	321.2	(2.9)	—	318.3

Financing activities —
Continuing operations	(1.7)	—	—	(1.7)
Discontinued operations	(298.3)	(2.9)	—	(312.9)

	(300.0)	(14.6)	—	_(314.6)

Net decrease in cash and cash equivalents —
Cash and cash equivalents, beginning of period	(3.7)	—	—	(3.7)
Cash and cash equivalents, end of period	35.5	.1	—	35.6

	$31.8	$.1	$—	$31.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2003

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net cash provided (used) by:
Continuing operations —
Continuing operations	$(35.7)	$—	$—	$(35.7)
Discontinued operations	(65.7)	20.1	—	(45.6)

	(101.4)	20.1	—	(81.3)

Investing activities —
Continuing operations	75.8	—	—	75.8
Discontinued operations	.2	(20.1)	—	(19.9)

	76.0	(20.1)	—	55.9

Financing activities —
Continuing operations	(4.0)	—	—	(4.0)
Discontinued operations	—	—	—	—

	(4.0)	—	—	(4.0)

Net increase in cash and cash equivalents	(29.4)	—	—	(29.4)
Cash and cash equivalents, beginning of period	77.6	—	—	77.6

Cash and cash equivalents, end of period	$48.2	$—	$—	$48.2

      Classification of Liabilities as “Liabilities Not Subject to Compromise” Versus “Liabilities Subject to Compromise.” Liabilities not subject to compromise include: (1) liabilities incurred after the Filing Date of the Cases; (2) pre-Filing Date liabilities that the Debtors expect to pay in full, including priority tax and employee claims and certain environmental liabilities, even though certain of these amounts may not be paid until a plan or plans of reorganization is effective; and (3) pre-Filing Date liabilities that have been approved for payment by the Court and that the Debtors expect to pay (in advance of a plan or plans of reorganization) over the next twelve-month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreement, and certain postretirement medical and other costs associated with retirees (however, see Note (2) to the table below).

      Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Debtors. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimates of known or probable pre-Filing Date claims that are likely to be resolved in connection with the Cases. Such claims remain subject to future adjustments. Further, the Debtors currently believe that, with limited exceptions, it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company’s stockholders will be cancelled without consideration.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      The amounts subject to compromise at September 30, 2004 and December 31, 2003 consisted of the following items:

	September 30,	December 31,
	2004	2003

Items, absent the Cases, that would have been considered current:
Accounts payable	$56.2	$50.8
Accrued interest	47.5	47.5
Accrued salaries, wages and related expenses(1)	159.0	159.0
Accrued postretirement medical obligation(2)	—	32.5
Other accrued liabilities (including asbestos liability of $130.0 — Note 7)	134.0	148.0
Items, absent the Cases, that would have been considered long-term:
Accrued pension benefits	331.5	289.0
Accrued postretirement medical obligation(2)	719.1	652.4
Long-term liabilities(3)	586.5	592.6
Debt (Note 5)	848.2	848.2

	2,882.0	2,820.0
Less discontinued operations reported separately (primarily related to current liabilities)	(26.0)	(36.8)

	$2,856.0	$2,783.2

(1)	Accrued salaries, wages and related expenses represent estimated minimum pension contributions that, absent the Cases, would have otherwise been payable. Amounts as of September 30, 2004 and December 31, 2003 include approximately $100.0 associated with estimated special liquidity and other pension contributions that were not made. See Note 11 in respect to the Company’s pension contributions to its domestic pension plans as well as the possibility of incremental pension liabilities that may ultimately be recognized.

(2)	In February 2004, the Company concluded an agreement with the 1114 Committee and union representatives that represent the vast majority of the hourly employees that provides for the termination of the existing salaried and hourly postretirement benefit plans, subject to certain conditions. The Company included postretirement medical obligations expected to be paid in respect of periods through May 31, 2004 in the accompanying balance sheet at September 30, 2004 and December 31, 2003, as liabilities not subject to compromise. Such amounts total $1.1 at September 30, 2004 and $32.5 at December 31, 2003 (see Note 9 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information about termination of postretirement benefit plans). The Company is no longer making payments in respect of retiree medical (other than VEBA payments as defined in Note 11). See Note 11 for additional discussions regarding the retiree medical plan.

(3)	Long-term liabilities include hearing loss claims of $15.8 at September 30, 2004 and December 31, 2003 (see Note 7), environmental liabilities of $50.0 at September 30, 2004 and December 31, 2003 (see Note 7) and asbestos liabilities of $480.0 at September 30, 2004 and December 31, 2003 (see Note 7).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      The classification of liabilities “not subject to compromise” versus liabilities “subject to compromise” is based on currently available information and analysis. As the Cases proceed and additional information and analysis is completed or, as the Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant. Additionally, as the Company evaluates the proofs of claim filed in the Cases, adjustments will be made for those claims that the Company believes will probably be allowed by the Court. The amount of such claims could be significant. For example, pursuant to the PBGC settlement agreement, which is subject to Court approval (see Note 11), the PBGC will be allowed a $14.0 administrative claim and the Company will contribute an estimated $4.4 to certain hourly pension plans which it will continue to sponsor. Assuming that the PBGC settlement agreement is approved by the Court, such amounts would be reclassified from liabilities subject to compromise to liabilities not subject to compromise.

      Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarter and nine month periods ended September 30, 2004 and 2003, reorganization items were as follows:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Professional fees	$10.2	$5.5	$28.7	$20.7
Interest income	(.3)	(.2)	(.4)	(.7)
Other	.1	.1	.6	.2

	$10.0	$5.4	$28.9	$20.2

2.	General

      This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

      Going Concern. The interim consolidated financial statements of the Company have been prepared on a “going concern” basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the interim consolidated financial statements do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c) the effect of any changes that may occur in connection with the Debtors’ capitalizations or operations of the Debtors as a result of a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

      Additionally, as discussed above (see Financial Statement Presentation in Note 1), the Company believes that it would, upon emergence, apply fresh start accounting to its consolidated financial statements which would also adversely impact the comparability of the September 30, 2004 financial statements to the financial statements of the entity upon emergence.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      Principles of Consolidation. The Company is a subsidiary of MAXXAM Inc. (“MAXXAM”) and conducts its operations through its wholly owned subsidiary, KACC.

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

      The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

      Operating results for the quarter and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      Discontinued Operations. As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Notes 1 and 4, the Company completed the sale of its interests in and related to Alpart, Gramercy, Kaiser Jamaica Bauxite Company(“KJBC”), Valco and the Mead facility and certain related property (the “Mead Facility”) (collectively, the “sold commodity interests”). In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Company’s interests in and related to the sold commodity interests have been reported as discontinued operations in the accompanying financial statements.

      Under SFAS No. 144, only those assets, liabilities and operating results that are being sold/discontinued are treated as “discontinued operations”. In the case of the sale of Gramercy/ KJBC and the Mead Facility, the buyers did not assume such items as workers compensation, pension or postretirement benefit obligations in respect of the former employees of these facilities. As discussed more fully in Note 1, the Company expects that retained obligations will generally be resolved in the context of any plan or plans of reorganization. As such, the balances related to such obligations are still included in the consolidated financial statements. Because the Company owned a 65% interest in Alpart, Alpart’s balances and results of operations were fully consolidated into the Company’s consolidated financial statements. Accordingly, the amounts reflected below for Alpart include the 35% interest in Alpart owned by Hydro Aluminium as. (“Hydro”). Hydro’s share of the net investment in Alpart is reflected as minority interest.

      The balances and operating results associated with the Company’s interests in and related to Alpart and Gramercy/ KJBC were previously included in the Bauxite and Alumina business segment and the balances and operating results associated with the Company’s interests in and related to Valco and the Mead Facility were previously included in the Primary Aluminum business segment. The Company has also reported as discontinued operations the portion of the Commodity Marketing external hedging activities that were attributable to the Company’s interests in and related to Alpart, Gramercy/ KJBC and Valco.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      The carrying amounts as of September 30, 2004 and December 31, 2003 of the assets and liabilities in respect of the Company’s interest in and related to the sold commodity interests included in discontinued operations were as follows:

	September 30, 2004			December 31, 2003

		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total

Current assets (primarily receivables and inventories)	$58.7	$37.3	$96.0	$135.6	$43.1	$178.7
Property, plant and equipment, net	.5	41.4	41.9	305.2	77.3	382.5
Other assets	5.9	1.9	7.8	11.5	2.0	13.5

	$65.1	$80.6	$145.7	$452.3	$122.4	$574.7

Current liabilities	$56.0	$53.1	$109.1	$75.5	$61.5	$137.0
Long-term debt	—	—	—	22.0	—	22.0
Long-term liabilities	2.4	11.9	14.3	16.1	(.4)	15.7
Liabilities subject to compromise	26.0	—	26.0	21.4	15.4	36.8
Minority interest	—	13.9	13.9	105.9	15.2	121.1

	$84.4	$78.9	$163.3	$240.9	$91.7	$332.6

      Income statement information in respect of the Company’s interest in and related to the sold commodity interests for the quarter and nine month periods ended September 30, 2004 and 2003 included in income (loss) from discontinued operations was as follows:

	Quarter Ended			Quarter Ended
	September 30, 2004			September 30, 2003

		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total

Net sales	$79.2	$—	$79.2	$124.0	$—	$124.0
Operating income (loss)	(1.8)	(4.1)	(5.9)	(30.1)	(12.0)	(42.1)
Gain on sale of commodity interests	101.6	—	101.6	—	—	—
Income (loss) before income taxes and minority interests	100.5	(4.1)	96.4	(30.5)	(12.0)	(42.5)
Net income (loss)	100.9	(3.7)	97.2	(30.1)	(9.6)	(39.7)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

	Nine Months Ended				Nine Months Ended
	September 30, 2004				September 30, 2003

		Primary				Primary
	Alumina	Aluminum			Alumina	Aluminum
	Interests	Interests		Total	Interests	Interests	Total

Net sales	$381.6	$—		$381.6	$384.2	$27.5	$411.7
Operating income (loss)	18.0	(58.5	)(1)	(40.5)	(84.1)	(39.5)	(123.6)
Gain on sale of commodity interests	101.6	23.4		125.0	—	—	—
Income (loss) before income taxes and minority interests	119.6	(34.9)		84.7	(85.4)	(39.0)	(124.4)
Net income (loss)	115.8	(33.5)		82.3	(87.5)	(30.2)	(117.7)

(1)	Primary Aluminum interests for the nine months ended September 30, 2004 includes a Valco-related impairment charge of $33.0 (see Notes 3 and 4).

      Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period including the weighted average impact of the shares of Common Stock issued during the year from the date(s) of issuance. However, earnings (loss) per share may not be meaningful, because as a part of a plan of reorganization, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.

      Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate KACC’s exposure to changes in prices for certain of the products which KACC sells and consumes and, to a lesser extent, to mitigate KACC’s exposure to change in foreign currency exchange rates. KACC does not utilize derivative financial instruments for trading or other speculative purposes. KACC’s derivative activities are initiated within guidelines established by management and approved by KACC’s and the Company’s boards of directors. Hedging transactions are executed centrally on behalf of all of KACC’s business segments to minimize transaction costs, monitor consolidated net exposure and allow for increased responsiveness to changes in market factors.

      See Notes 2 and 12 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information regarding derivative financial instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

3.	Inventories

      The classification of inventories, after deducting inventories related to discontinued operations, is as follows:

	September 30,	December 31,
	2004	2003

Fabricated products —
Finished products	$25.4	$27.8
Work in process	47.4	30.1
Raw materials	33.8	22.8
Operating supplies and repairs and maintenance parts	11.8	11.7

	118.4	92.4

Commodities —
Bauxite and alumina	12.9	10.1
Primary aluminum	.1	.1

	13.0	10.2

	$131.4	$102.6

      The above tables exclude commodities inventories related to discontinued operations of $50.8 in 2004 and $103.6 in 2003. Inventories related to discontinued operations in 2004 have been reduced by a net charge of $1.2 in the first quarter of 2004 to write-down certain alumina inventories to their estimated net realizable value as a result of the Company’s sale of its interests in and related to Valco (see Notes 2 and 4).

      Substantially all product inventories are stated at last-in, first-out (“LIFO”) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

4.	Property, Plant, And Equipment

      The major classes of property, plant, and equipment, after deducting property, plant and equipment, net related to discontinued operations, are as follows:

	September 30,	December 31,
	2004	2003

Land and improvements	$8.7	$8.7
Buildings	65.3	65.3
Machinery and equipment	462.3	454.9
Construction in progress	5.6	8.3

	541.9	537.2
Accumulated depreciation	(324.2)	(307.1)

Property, plant and equipment, net	$217.7	$230.1

The above tables exclude property, plant and equipment, net of discontinued operations of $41.9 in 2004 and $382.5 in 2003 (see Note 2).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      The following discusses the divestiture activities of certain of the Company’s commodity assets during the nine month period ended September 30, 2004 and year ended December 31, 2003.

2004 —

•	As previously disclosed, on July 1, 2004, with Court approval, the Company completed the sale of its interests in and related to Alpart for a base purchase price of $295.0 plus certain adjustments of approximately $20.0. The transaction resulted in a gross sales price of approximately $315.0, subject to certain post-closing adjustments, which have not yet been determined, and a pre-tax gain of approximately $101.6. Offsetting the cash proceeds were approximately $14.5 of payments made by KACC to fund the prepayment of KACC’s share of the Alpart-related debt (see Note 5) and $3.3 of transaction-related costs. The balance of the proceeds are being held in escrow primarily for the benefit of certain secured and other creditors as outlined in the AJC/ KJC Plan. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests and related to Alpart have been reported as discontinued operations in the accompanying financial statements (see Note 2).

•	In May 2004, the Company entered into an agreement to sell its interests in and related to the Gramercy facility and KJBC. The sale closed on October 1, 2004 with Court approval. Net proceeds from the sale were approximately $23.0, subject to various closing and post closing adjustments. A substantial portion of the proceeds is likely to be used or reserved to satisfy transaction related costs and obligations. The Company’s interests in and related to the Gramercy facility and KJBC have been reported as discontinued operations in the accompanying financial statements (see Note 2). The Company currently expects any gain or loss on the sale to be relatively modest.

•	As more fully discussed in Note 14 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, during 2003, the Company and Valco participated in extensive negotiations with the GoG and the Volta River Authority (“VRA”) regarding the power situation and other matters. Such negotiations did not result in a resolution of such matters. However, as an outgrowth of such negotiations, the Company and the GoG entered into a Memorandum of Understanding (“MOU”) in December 2003 pursuant to which KACC would sell its 90% interest in and related to Valco to the GoG. The Company collected $5.0 pursuant to the MOU. However, a new financial agreement was reached in May 2004 and the MOU was amended. Under the revised financial terms, the Company was to retain the $5.0 already paid by the GoG and $13.0 more was to be paid by the GoG as full and final consideration for the transaction at closing. The Company also agreed to fund certain end of service benefits of Valco employees (estimated to be approximately $9.8) which the GoG was to assume under the original MOU. The agreement was approved by the Court on September 29, 2004. The sale closed on October 29, 2004. As the revised purchase price under the amended MOU was well below the Company’s recorded value for Valco, the Company recorded a non-cash impairment charge of $31.8 in its March 31, 2004 financial statements to reduce the carrying value of its interests in and related to Valco at March 31, 2004 to the amount of the expected proceeds. The Company’s interests in and related to Valco have been reported as discontinued operations in the accompanying financial statements (see Note 2). The Company currently expects any gain or loss on the sale to be relatively modest.

•	In June 2004, with Court approval, the Company completed the sale of the Mead Facility for approximately $7.4 plus assumption of certain site-related liabilities. The sale, which was approved by the Court, closed in June 2004. The sale resulted in net proceeds of approximately $6.2 and a pre-tax

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

gain of approximately $23.4. The pre-tax gain includes the impact from the sale of certain non-operating land in the first quarter of 2004 that was adjacent to the Mead Facility. The pre-tax gain on the sale of this property had been deferred pending the finalization of the sale of the Mead Facility and transfer of the site-related liabilities. Proceeds from the sale of the Mead Facility totaling $4.0 are being held in escrow as Restricted proceeds from sale of commodity interests until the value of the secured claim of the holders of the 7.6% solid waste disposal revenue bonds is determined by the Court (see Note 5). The assets, liabilities and operating results of the Mead Facility have been reported as discontinued operations in the accompanying financial statements (see Note 2).

•	On September 27, 2004, the Court approved a motion to hold an auction in October 2004 in respect of the Company’s interests in and related to QAL and approved certain bidding procedures. The motion outlined a two-prong approach to ensure that an auction would take place. First the Company signed a “stalking horse” agreement to sell its interest in and related to QAL to Comalco Aluminium Limited (“Comalco”), one of its partners in QAL, for a base price of $308.0 cash plus purchase of the Company’s alumina and bauxite inventories, and subject to certain working capital adjustments and the assumption of the Company’s obligations in respect of approximately $60.0 of QAL debt (see Note 7). The Company would also transfer its existing alumina sales contracts and other agreements related to QAL. The agreement was supplemented by a letter agreement in which Comalco’s parent companies agreed that the execution of the stalking horse agreement satisfied, or that such parties otherwise waived, certain rights that they would otherwise have under an existing agreement with the Company. The stalking horse agreement also included a provision for a payment of a termination fee of $11.0 to Comalco upon the sale of the Company’s interests in QAL pursuant to the auction process if Comalco is not the ultimate purchaser. Separately, the Company entered into an agreement with Glencore AG (“Glencore”), whereby Glencore obligated itself to submit a bid of $400.0 in cash plus the other payments and adjustments described above. The Company paid Glencore a fee of $7.7 in September 2004 upon submission of its qualified bid which amount has been included in the September 30, 2004 balance sheet as a deferred charge. The auction occurred in October 2004 and, after consultation with the UCC and others, the Company entered into an agreement with the successful bidder to sell its interests in and related to QAL under the same terms as the Comalco agreement described above for a base price of approximately $401.0. The agreement was approved by the Court on November 8, 2004. The Company has targeted a closing date for the transaction during the first quarter of 2005. However, the transaction is subject to a number of approvals including from QAL’s lenders and the Australian government. The Glencore bid and related purchase obligation remains in effect until the earlier of the closing of a transaction with another party or at least mid-April 2005. As described in Note 1, the Company expects that a substantial majority of the proceeds from the sale of the Company’s interests in and related to QAL would be held in escrow for the benefit of KAAC’s creditors until a plan for KAAC can be filed and approved by the Court. Note 12 contains information regarding the pro forma effects on the Company’s historical financial statement information presented herein assuming that the sale of the Company’s interests in and related to QAL are ultimately sold.

2003 —

•	In January 2003, the Court approved the sale of the Tacoma facility to the Port of Tacoma (the “Port”). Gross proceeds from the sale, before considering approximately $4.0 of proceeds being held in escrow pending the resolution of certain environmental and other issues, were approximately $12.1. The Port also agreed to assume the on-site environmental remediation obligations. The sale closed in February 2003. The sale resulted in a pre-tax gain of approximately $9.5 (which amount was reflected

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

in Other operating charges (benefits), net — see Note 9). The operating results of the Tacoma facility for 2004 and 2003 have not been reported as discontinued operations in the accompanying Statements of Consolidated Income (Loss) because such amounts were not material.

•	KACC had a long-term liability, net of estimated subleases income, on an office complex in Oakland, California, in which KACC had not maintained offices for a number of years, but for which it was responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. The Company also held an investment in certain notes issued by the owners of the building (which were included in Other assets). In October 2002, the Company entered into a contract to sell its interests and obligations in the office complex. As the contract amount was less than the asset’s net carrying value (included in Other assets), the Company recorded a non-cash impairment charge in 2002 of approximately $20.0. The sale was approved by the Court in February 2003 and closed in March 2003. Net cash proceeds were approximately $61.1.

•	In July 2003, with Court approval, the Company sold certain equipment at the Trentwood facility that was no longer required as a part of past product rationalizations. Proceeds from the sale were approximately $7.0, resulting in a net gain of approximately $5.0 after considering sale-related costs. The gain on the sale of this equipment has been netted against additional impairment charges of approximately $1.1 associated with equipment to be abandoned or otherwise disposed of primarily as a result of production rationalizations (which amounts were reflected in Other operating charges (benefits), net — see Note 9). The equipment that was sold in July 2003 had been impaired to a zero basis in the fourth quarter of 2001. The impairment was based on information available at that time and the expectation that proceeds from the eventual sale of the equipment would be fully offset by sale-related costs to be borne by the Company.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

5.	Long-Term Debt

      Debt, after deducting debt related to discontinued operations, consists of the following:

	September 30,	December 31,
	2004	2003

Secured:
Post-Petition Credit Agreement	$—	$—
7.6% Solid Waste Disposal Revenue Bonds due 2027	1.0	1.0
Other borrowings (fixed rate)	2.4	2.5
Unsecured or Undersecured:
9 7/8% Senior Notes due 2002, net (see Note 1)	172.8	172.8
10 7/8% Senior Notes due 2006, net (see Note 1)	225.0	225.0
12 3/4% Senior Subordinated Notes due 2003 (see Note 1)	400.0	400.0
7.6% Solid Waste Disposal Revenue Bonds due 2027	18.0	18.0
Other borrowings (fixed and variable rates)	32.4	32.4

Total	851.6	851.7
Less — Current portion	(1.2)	(1.3)
Pre-Filing Date claims included in subject to compromise (i.e. unsecured debt) (Note 1)	(848.2)	(848.2)

	$2.2	$2.2

The above tables exclude debt (8 1/4% Alpart CARIFA Loans) related to discontinued operations of $22.0 in 2003.

      Post-Petition Credit Agreement. On February 12, 2002, the Company and KACC entered into a post-petition credit agreement (the “DIP Facility”), with a group of lenders for debtor-in-possession financing. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super-priority status with respect to certain of the Additional Debtors’ assets. The DIP Facility provides for a secured, revolving line of credit through the earlier of February 13, 2005, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, KACC is able to borrow amounts by means of revolving credit advances and to have issued for its benefit letters of credit (up to $100.0) in an aggregate amount equal to the lesser of $200.0 or a borrowing base relating to eligible accounts receivable, eligible inventory and a fixed asset subcomponent, reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by the Company and certain significant subsidiaries of KACC. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC’s option. As of September 30, 2004, $148.0 was available to the Company under the DIP Facility (of which up to $94.6 could be used for additional letters of credit) and no borrowings were outstanding under the revolving credit facility

      The DIP Facility requires KACC to comply with certain covenants and places restrictions on the Company’s, KACC’s and KACC’s subsidiaries’ ability to, among other things, incur debt and liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      On October 28, 2004, the Company and the DIP lenders completed an amendment to the DIP Facility. The amendment was approved by the Court on October 28, 2004. The major provisions of the amendment included: (1) a financial covenant was reset based on current forecasts; (2) approval of the sale of the Company’s interest in and related to QAL and formal approval of the sales of Alpart, Gramercy/ KJBC and Valco that had been previously approved through limited waivers that were to expire on October 31, 2004; (3) a reset of the availability of the fixed asset subcomponent of the borrowing base to $50.0; (4) reduction of the commitment amount of the DIP Facility from $285.0 to $200.0; (5) reduction of the maximum letters of credit amount from $125.0 to $100.0; and (6) a requirement for lender approval in respect of any agreement for settlement or release of intercompany claims except an agreement in form and substance identical to the Intercompany Agreement.

      The Company has previously disclosed that in connection with the amendment and the completion of the previously announced commodity asset sales, it expects that the amount of borrowing base available under the DIP Facility would be adequate to support the Company’s liquidity requirements through the remainder of the Cases. This belief is based on the fact that it was the commodity assets that subjected the Company to the most variability and exposure from both a price risk basis as well as from an operating perspective. While there can be no assurances, based on recent primary aluminum prices and recent market conditions for fabricated aluminum products, the Company currently expects availability under the DIP Facility to remain near or above the $100.0 range.

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

      7.6% Solid Waste Disposal Revenue Bonds. The 7.6% solid waste disposal revenue bonds (the “Solid Waste Bonds”) were secured by certain (but not all) of the facilities and equipment at the Mead Facility which was sold in June 2004 (see Note 4). The Company believes that the value of the collateral that secured the Solid Waste Bonds was in the $1.0 range and, as a result, has reclassified $18.0 of the Solid Waste Bonds balance to Liabilities subject to compromise (see Note 1). However, in connection with the sale of the Mead Facility, $4.0 of the proceeds were placed in escrow for the benefit of the holders of the Solid Waste Bonds until the value of the secured claim of the bondholders is determined by the Court. The Company expects that the value of the secured claim will be resolved during early 2005 either through a negotiated resolution or a process of litigation. As the Solid Waste Bonds were not a part of the Mead Facility sale transaction, they were not reported as discontinued operations in the accompanying Consolidated Balance Sheets.

      8 1/4% Alpart CARIFA Loans. In December 1991, Alpart entered into a loan agreement with the Caribbean Basin Projects Financing Authority (“CARIFA”). Alpart’s obligations under the loan agreement were secured by two letters of credit aggregating $23.5. KACC was a party to one of the two letters of credit in the amount of $15.3 in respect of its 65% ownership interest in Alpart. Alpart also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

      Pursuant to the CARIFA loan agreement, the Alpart CARIFA financing was repaid in connection with the sale of the Company’s interests in and related to Alpart, which were sold on July 1, 2004 (see Notes 1 and 4). Upon such payment, the Company’s letter of credit obligation under the DIP Facility securing the loans was cancelled.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      In accordance with SFAS No. 144, the CARIFA loans balance of $22.0 as of December 31, 2003 has been reported as discontinued operations in the accompanying financial statements (see Note 2).

6.	Income Taxes

      The income tax (provision) benefit for the quarters ended September 30, 2004 and 2003, the nine month periods ended September 30, 2004 and 2003, relates primarily to foreign income taxes. For the quarter and nine month periods ended September 30, 2004 and 2003, as a result of the Cases, the Company did not recognize any U.S. income tax benefit for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2004 and 2003 were fully offset by increases in valuation allowances. See Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information regarding the Deferred Tax Assets and Valuation Allowances.

      The reported amounts are net of income tax (provision) benefit related to discontinued operations of $.4 and $.9 for the quarters ended September 30, 2004 and 2003, respectively, and $(6.9) and $.9, for the nine month periods ended September 30, 2004 and 2003, respectively.

7.	Commitments and Contingencies

      Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with its plan of reorganization.

      Commitments. KACC has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 8), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share (20%) of debt, operating costs, and certain other costs of QAL. KACC’s share of the aggregate minimum amount of required future principal payments as of September 30, 2004, was $60.0 which amount matures in varying amounts during the 2005 to 2008 period. KACC’s share of QAL’s debt increased by approximately $8.0 during 2003 as additional drawdowns on QAL financing (KACC’s share $40.0) more than offset KACC’s share ($32.0) of QAL’s debt principal payment. During July 2002, KACC made payments of approximately $29.5 to QAL to fund KACC’s share of QAL’s scheduled debt maturities. KACC’s share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70-$100 over the past three years. However, as discussed more fully in Notes 1 and 4, the Company has entered into an agreement to sell its interests in QAL and, in connection with the sale, KACC’s obligations in respect of its share of QAL’s debt will be assumed by the buyer. KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey.

      Minimum rental commitments under operating leases at December 31, 2003, are as follows: years ending December 31, 2004 — $7.5; 2005 — $4.7; 2006 — $2.1; 2007 — $.3; 2008 — $.2; thereafter — $.7. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. At this time, no final decisions have been made as to which significant pre-petition leases will be accepted or rejected (see Note 1). Rental expenses were $15.2, $38.3 and $41.0, for the years ended December 31, 2003, 2002 and 2001, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      Environmental Contingencies. The Company and KACC are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. KACC currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 (“CERCLA”), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

      Based on the Company’s evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 2004, the balance of such accruals was $91.5 (of which $50.0 was included in Liabilities subject to compromise — see Note 1). These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions would be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $25.4 in 2004, $2.2 to $4.3 per year for the years 2005 through 2008 and an aggregate of approximately $45.7 thereafter. Approximately $20.2 of the adjustments to the environmental liabilities in 2003 (see below) that applied to non-owned property sites has been included in the after 2008 balance because such amounts are expected to be settled solely in connection with the Debtors’ plan or plans of reorganization.

      The September 30, 2004 accrual balance includes approximately $23.2 that was provided during the third quarter of 2003. Approximately $20.2 of the amount provided in the third quarter of 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of KACC’s environmental exposure at a number of non-owned sites. Under this agreement, among other things, KACC agreed to claims at such sites totaling $25.6 ($20.2 greater than amounts that had previously been accrued for these sites) and, in return, the governmental regulatory authorities agreed that such claims would be treated as pre-Filing Date unsecured claims (i.e. liabilities subject to compromise). The Company recorded in the third quarter of 2003 the portion of the $20.2 accrual that relates to locations with active operations ($15.7) in Other operating charges (benefits), net (see Note 9). The remainder of the accrual ($4.5), which related to locations that have not operated for a number of years was recorded in the third quarter of 2003 in Other income (expense) (see Note 9).

      During the second quarter of 2004 and the third quarter of 2003, the Company also provided additional accruals totaling approximately $1.4 and $3.0, respectively, associated with certain KACC-owned properties with no current operations (recorded in Other income (expense)) (see Note 9). The June 2004 accrual resulted from facts and circumstances determined in the ordinary course of business. The additional September 2003 accruals resulted primarily from additional cost estimation efforts undertaken by the Company in connection with its reorganization efforts. Both the June 2004 and September 2003 additional accruals were recorded as liabilities not subject to compromise as they relate to properties owned by the Company.

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
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the Company reported that it was close to entering agreements with various parties pursuant to which a substantial portion of the unresolved environmental claims could be resolved for approximately $25.0-$30.0. In the third quarter of 2004, agreements with the affected parties were reached and Court approval for such agreements was received. During October 2004, the Company paid approximately $27.3 to resolve these liabilities. The amounts paid approximated the amount of liabilities recorded and did not result in any material net gain or loss.

      As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $24.0 (a majority of which are estimated to relate to owned sites that are likely not subject to compromise). As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

      The Company believes that KACC has insurance coverage available to recover certain incurred and future environmental costs. However, no amounts have been accrued in the financial statements with respect to such potential recoveries.

      Other Environmental Matters. During April 2004, KACC was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to KACC’s Trentwood facility in the State of Washington. KACC is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. KACC believes it is in compliance with all applicable environmental laws and requirements at the Trentwood facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company’s or KACC’s financial statements.

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

      Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. However, during the pendency of the Cases, KACC expects additional asbestos claims will be filed as part of the claims process. A separate creditors’ committee representing the interests of the asbestos claimants, the ACC, has been appointed. The Debtors’ obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

      The Company has accrued a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed through 2011. At September 30, 2004, the balance of such accrual was $610.1, all of which was included in Liabilities subject to compromise (see Note 1). The Company’s estimate is based on the Company’s view, at September 30, 2004, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and the Company’s actual costs could exceed the Company’s estimates due to changes in facts and circumstances after the date of each estimate. Further, while the Company does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, the Company expects that the plan of reorganization process may require an estimation of KACC’s entire asbestos-related liability, which may go beyond 2011, and that such costs could be substantial.

      The Company believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with carriers exist. The timing and amount of future recoveries from these insurance carriers will depend on the pendency of the Cases and on the resolution of any disputes regarding coverage under the applicable insurance policies. The Company believes that substantial recoveries from the insurance carriers are probable and additional amounts may be recoverable in the future if additional claims are added. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, KACC filed suit in San Francisco Superior Court against a group of its insurers, which suit was thereafter split into two related actions. Additional insurers were added to the litigation in 2000 and 2002. During October 2001, June 2003, February 2004 and April 2004, the court ruled favorably on a number of policy interpretation issues. Additionally, one of the favorable October 2001 rulings was affirmed in February 2002 by an intermediate appellate court in response to a petition from the insurers. The rulings did not result in any changes to the Company’s estimates of its current or future asbestos-related insurance recoveries. The trial court may hear additional issues from time to time. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from its insurers is critical to a successful plan of reorganization and KACC’s long-term liquidity.

      The following tables present historical information regarding KACC’s asbestos-related balances and cash flows:

	September 30,	December 31,
	2004	2003

Liability	$610.1	$610.1
Receivable (included in Other assets)(1)	463.1	465.4

	$147.0	$144.7

	Nine Months Ended	Inception
	September 30, 2004	To Date

Payments made, including related legal costs	$—	$(355.7)
Insurance recoveries(2)	2.3	265.8

	$2.3	$(89.9)

(1)	The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that KACC will be able to project similar recovery percentages for

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC’s aggregate insurance coverage. As of September 30, 2004 and December 31, 2003, $3.8 and $6.1, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by KACC in the future.

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

      Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company’s underlying assumptions. Additional asbestos-related claims are likely to be asserted as a part of the Chapter 11 process. Management cannot at this time reasonably predict the ultimate number of such claims or the amount of the associated liability. However, it is likely that such amounts could exceed, perhaps significantly, the liability amounts reflected in the Company’s consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims through 2011. KACC’s obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall Chapter 11 proceedings. It is anticipated that resolution of these matters could be a lengthy process. Management will continue to periodically reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in the Company’s or KACC’s Chapter 11 proceedings, it is not anticipated that the Company will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until later in the Cases. Any adjustments ultimately deemed to be required as a result of any reevaluation of KACC’s asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company’s future financial statements.

      KACC has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by the Court. In accordance with the Court approval, the insurers are to pay certain amounts, pursuant to the terms of an escrow agreement, into a fund (the “Escrow Fund”) in which KACC has no interest, but which amounts will be available for the ultimate settlement of KACC’s asbestos-related claims. Because the Escrow Fund is under the control of the escrow agent, who will make distributions only pursuant to a Court order, the Escrow Fund is not included in the accompanying consolidated balance sheet at September 30, 2004. In addition, since neither the Company nor KACC received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the escrow funds, neither the asbestos-related receivable nor the asbestos-related liability have been adjusted as a result of these transactions. As of September 30, 2004, the insurers had paid $10.0 into the Escrow Fund. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur.

      Labor Matters. In connection with the United Steelworkers of America (the “USWA”) strike and subsequent lock-out by KACC, which was settled in September 2000, certain allegations of unfair labor practices (“ULPs”) were filed with the National Labor Relations Board (“NLRB”) by the USWA. As previously disclosed, KACC responded to all such allegations and believed that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against KACC by the USWA have been

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. In May 2002, the administrative law judge ruled against KACC in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge’s ruling did not contain any specific amount of proposed award and was not self-executing. The USWA filed a proof of claim for $240.0 in the Cases in respect of this matter.

      In January 2004, as part of its settlement with the USWA with respect to pension and retiree medical benefits, KACC and the USWA agreed to settle their case pending before the NLRB, subject to approval of the NLRB General Counsel and the Court and ratification by union members. The settlement was subsequently ratified by the union members in February 2004. Further, the settlement with respect to retiree medical and pension benefits and the NLRB case has been approved by the Court subject to certain conditions. The agreement may be terminated by the USWA, the Company or the UCC in certain circumstances (see Note 9 of Notes of Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). Under the terms of the agreement, solely for the purposes of determining distributions in connection with the reorganization, an unsecured pre-petition claim in the amount of $175.0 will be allowed. As more fully discussed in Note 11, the USWA settlement was amended in October 2004 and such settlement is subject to certain contingencies. As such, the settlement has not been deemed “probable” and, thus this amount was not reflected in the Company’s consolidated financial statements at September 30, 2004.

      However, the charge and an offsetting liability associated with the settlement of this matter will be reflected in the Company’s consolidated financial statements if and when the agreement with the USWA is ultimately approved by the Court. Also, as part of the agreement, the Company agreed, among other things, to adopt a position of neutrality regarding the unionization of any employees of the reorganized company.

      Settled Hearing Loss Claims. During February 2004, KACC reached a settlement in respect of 400 claims, which alleged that certain individuals who were employees of KACC, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed pre-petition claims totaling $15.8. As such, the Company recorded a $15.8 charge (in Other operating charges (benefits), net) in the fourth quarter of 2003 and a corresponding obligation (included in Liabilities subject to compromise — see Note 1). However, no cash payments by KACC are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain corresponding insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company’s financial statements at September 30, 2004 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

      Other Personal Injury Claims. KACC has received other personal injury claims related to noise induced hearing loss (approximately 2,900 claims) and exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively). The Company believes that all such claims are pre-petition claims that will be resolved by the Cases. The Company cannot presently determine the impact or value of these claims. However, the Company currently expects that all such claims will be transferred, along with certain rights against certain corresponding insurance policies, to a separate trust along with (similar to) the settled hearing loss cases discussed above, whether or not such claims are settled prior to the Company’s emergence from the Cases.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      Other Contingencies. The Company or KACC is involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters related to past or present operations. While uncertainties are inherent in the final outcome of such matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

8.	Derivative Financial Instruments and Related Hedging Programs

      In conducting its business, KACC has historically used various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. KACC entered into hedging transactions from time to time to limit its exposure resulting from (1) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. As KACC’s hedging activities were generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.

      After considering completed sales of Alpart, Gramercy/ KJBC and Valco, and assuming that the Company’s interests in and related to QAL are sold (and that Anglesey remains a part of the emerging entity), the Company would no longer be a net seller of alumina and aluminum. Rather, net sales of primary aluminum by Anglesey (reduced partially by the equivalent primary aluminum impact of its alumina requirements) would only offset a portion of the primary aluminum requirements of the fabricated products business. As such, the emerging entity would be a net consumer of primary aluminum. However, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. While the fabricated aluminum products business does from time to time, enter into fixed price arrangements (that include the primary aluminum price component), in such instances, the Company may use third party hedging instruments to eliminate price exposure or may consider the related metal price risk as being offset by (as a notional (internal) hedge) primary aluminum to be produced at Anglesey. At September 30, 2004, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of fixing or capping the metal price component of those contracts during the last quarter of 2004 and for the period 2005 — 2008 totaling approximately (in 000 pounds of primary aluminum): 2004: 34,000, 2005: 84,000, 2006: 35,000, 2007: 34,000, and 2008: 10,000.

      The following table summarizes KACC’s material derivative positions at September 30, 2004.

Estimated %
		Notional	of Periods	Carrying/
		Amount of	Sales/Purchases	Market
Commodity	Period	Contracts	Hedged	Value

Aluminum (in tons*) —
Option contracts	10/04 through 12/06	63,000	(a )	$1.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

*	All references to tons in this report refer to metric tons of 2,204.6 pounds.

(a)	The percentage hedged will depend on when and if the possible disposition of the Company’s interest in and related to QAL actually occurs.

      The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

      As of September 30, 2004, KACC had sold forward a vast majority of the alumina available to it in excess of its projected internal smelting requirements for the remainder of 2004 and for 2005 and 2006 at prices indexed to future prices of primary aluminum. The Company anticipates that such contracts will be sold/ transferred as a part of the ongoing commodity asset disposition process. However, no assurance can be provided in this respect.

9.	Other Operating Charges (Benefits), Net and Other Income (Expense)

      Other Operating (Charges) Benefits, Net. The income (loss) impact associated with other operating (charges) benefits, net, after deducting other operating (charges) benefits, net related to discontinued operations, for the quarter and nine month periods ended September 30, 2004 and 2003, was as follows (the business segment to which the item is applicable is indicated):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Pension charges related to pension plans whose responsibility was assumed by the PBGC — Corporate (Note 11)	$(155.5)	$—	$(155.5)	$—
Environmental multi-site settlement — Corporate (Note 7)	—	(15.7)	—	(15.7)
Gain on sale of equipment, net — Fabricated Products (Note 4)	—	3.9	—	3.9
Gain on sale of Tacoma facility — Primary Aluminum (Note 4)	—	—	—	9.5
Restructured transmission service agreement — Primary Aluminum	—	(3.2)	—	(3.2)
Other	.8	—	.8	.8

	$(154.7)	$(15.0)	$(154.7)	$(4.7)

The above tables exclude other operating (charges) benefits, net related to discontinued operations of $101.0 for the quarter ended September 30, 2004 and $92.5 and $(1.4) for the nine month periods ended September 30, 2004 and 2003, respectively.

      Other Income (Expense). Other income (expense) for the quarter and nine month periods ended September 30, 2004 includes a gain of approximately $1.9 on the sale of non-operating real estate. Other income (expense) for the nine month period ended September 30, 2004 also includes a gain of approximately $6.3 which resulted from the settlement of outstanding obligations of a former affiliate offset, in part, by a $1.4 adjustment to the environmental liabilities (see Note 7). Other income (expense) for the quarter and nine month periods ended September 30, 2003, included adjustments to the environmental liabilities of approximately $7.5 (see Note 7). Other income (expense) for the nine month period ended September 30, 2003, also

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

included approximately $1.7 of adverse foreign currency exchange impacts associated with a foreign tax settlement.

10.	Operating Segment Information

      The Company has historically used a portion of its bauxite and alumina production for additional processing at its downstream facilities. Transfers between business units are made at estimated market prices. The accounting policies of the segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes or interest expense. See Note 16 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

      As a result of the completed sales of the Company’s interests in and related to Alpart, Gramercy/ KJBC, Valco and the Mead Facility, the balances and results of operations in respect of such assets/interests are now considered discontinued operations (see Note 2). The presentation below restates the Bauxite and Alumina and Primary Aluminum segments related amounts for such reclassifications. The amounts remaining in Bauxite and Alumina relate almost entirely to the Company’s interest in and related to QAL which are expected to be sold during the first quarter of 2005. The amounts remaining in Primary Aluminum relate almost entirely to the Company’s interests in and related to Anglesey that the Company currently expects to retain.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      Financial information by operating segment, after the discontinued operations’ reclassification, for the quarter and nine month periods ended September 30, 2004 and 2003 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net Sales:
Fabricated Products	$206.1	$145.4	$580.8	$443.4
Primary Aluminum	35.6	26.8	96.1	75.6
Bauxite and Alumina	40.0	30.4	115.5	92.8
Commodities Marketing	.1	.5	.3	1.4

	$281.8	$203.1	$792.7	$613.2

Operating income (loss):
Fabricated Products	$11.4	$(5.5)	$13.9	$(12.4)
Primary Aluminum	5.2	3.2	15.7	.4
Bauxite and Alumina	9.2	3.4	27.9	16.1
Commodities Marketing	(1.8)	.6	(5.5)	2.6
Eliminations	1.2	.4	8.2	1.4
Corporate and Other	(21.5)	(20.0)	(53.5)	(59.0)
Other Operating (Charges) Benefits, Net (Note 9)	(154.7)	(15.0)	(154.7)	(4.7)

	$(151.0)	$(32.9)	$(148.0)	$(55.6)

Depreciation and amortization:
Fabricated Products	$5.8	$5.7	$16.5	$17.5
Primary Aluminum	.1	.4	.2	1.2
Bauxite and Alumina (Note 4)(a)	—	—	—	—
Corporate and Other	—	.2	.2	1.6

	$5.9	$6.3	$16.9	$20.3

Income taxes paid:
Fabricated Products —
Canada	$—	$.3	$—	$4.4

Commodities, Corporate and Other(b) —
United States	—	—	—	.1
Australia	1.4	.2	4.0	23.7

	1.4	.2	4.0	23.8

	$1.4	$.5	$4.0	$28.2

(a)	Depreciation and amortization expense excludes depreciation and amortization expense of discontinued operations (related to Alpart and Gramercy/ KJBC) of $.1 and $9.9 for the quarters ended September 30,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

2004 and 2003, respectively, and $9.1 and $29.7 for the nine month periods ended September 30, 2004 and 2003, respectively (see Note 2).

(b)	Income taxes paid by discontinued operations during the quarters ended September 30, 2004 and 2003, were $2.7 and $4.0, respectively, and during the nine month periods ended September 30, 2004 and 2003, were $4.5 and $16.5, respectively.

      The decline in 2004 depreciation and amortization expense in the Bauxite and Alumina segment is primarily the result of the significant impairment charge of Gramercy/ KJBC recorded in the fourth quarter of 2003. The decline in the year-to-date 2004 depreciation and amortization expense in the Primary Aluminum segment is primarily due to the impairment charge of Valco recorded in the first quarter of 2004.

      The decrease in taxes paid in 2004 was primarily due to the payment in the first quarter of 2003 of $22.0 of foreign income taxes related to prior years.

11.	Employee Benefit and Incentive Plans

      Historical Pension Plans. The PBGC assumed responsibility for the Company’s Salaried Employees Retirement Plan in December 2003. During the third quarter of 2004, the PBGC assumed responsibility for the Company’s Inactive Pension Plan, which covers certain former hourly employees at locations that were sold or discontinued a number of years ago, and the Company’s Kaiser Aluminum Pension Plan, which covers active and retired employees at certain locations who are represented by the USWA. The Salaried Employees Retirement Plan, the Inactive Pension Plan and the Kaiser Aluminum Pension Plan are hereinafter collectively referred to as the “Terminated Plans”. The PBGC’s assumption of the Terminated Plans resulted in the Company recognizing non-cash pension charges of approximately $121.2 in the fourth quarter of 2003 and approximately $155.5 in the third quarter of 2004 (see Note 9 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). The amount of the charges recorded and the expected liability to the PBGC currently recorded in the Company’s financial statements have been determined by the Company based on assumptions that are consistent with the GAAP criteria for valuing ongoing plans as more fully discussed in Note 9 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company believes this represents a reasonable interim estimation methodology as there are reasonable arguments that may be made that could result in the final allowed claim amounts being either more or less than that reflected in the financial statements.

      However, in October 2004, the Company executed a settlement agreement with the PBGC under which the Company and the PBGC agreed, among other things, that: (a) the Company will continue to sponsor the Company’s remaining pension plans (which primarily are in respect of hourly employees at Fabricated Products facilities) and will satisfy the estimated $4.4 minimum funding contribution for these plans after the settlement agreement is approved by the Court; (b) the PBGC will have an allowed post-petition administrative claim of $14.0, which is expected to be paid upon the consummation of a plan of reorganization for the Company or the consummation of a plan for KAAC, whichever comes first; and (c) the PBGC will have allowed pre-petition unsecured claims in respect of the Terminated Plans in the amount of $616.0, which will be resolved in a plan or plans of reorganization provided that the PBGC’s cash recovery from proceeds of the Company’s sale of its interests in and related to Alpart and QAL will be limited to 32% of the net proceeds distributable to holders of the Company’s Senior Notes, Sub Notes and the PBGC. The PBGC settlement agreement is subject to Court approval. Court hearings on the PBGC settlement agreement are expected to be conducted in early 2005. Objections have been filed to the settlement and no assurances can be provided as to the outcome.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

      The amount of pension liability related to the Terminated Plans that was recorded in the consolidated balance sheet at September 30, 2004 was approximately $476.0 based on the interim methodology described above. This compares to the $630.0 total claim amount agreed to by the Company in the October 2004 PBGC settlement. The Company has not recorded the full value of the PBGC settlement as, given the contested nature of the settlement and the requirement for Court approval, such settlement was not determined to be “probable”, which is the criteria for recognition under GAAP. If the PBGC settlement agreement is approved, the Company would be required to record a non-cash charge of approximately $154.0.

      New Accounting Pronouncement. Statement of Financial Accounting Standards No. 132 (revised), Employers’ Disclosure about Pensions and Other Postretirement Benefits (“SFAS No. 132 (revised)”) was issued and was effective in the fourth quarter of 2003. SFAS No. 132 (revised) requires, beginning with the first quarter of 2004, the disclosure of (1) the amount of the net periodic pension and other postretirement benefits costs recognized during the quarter and year-to-date periods and (2) the total amount of employers’ contributions paid, and expected to be paid during 2004.

      The following table presents the components of net periodic benefit costs for the quarter and nine month periods ended September 30, 2004 and 2003:

	Quarter Ended September 30,				Nine Months Ended September 30,

	Pension		Medical/Life		Pension		Medical/Life
	Benefits		Benefits		Benefits		Benefits

	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$1.5	$2.6	$1.7	$1.8	$4.9	$7.8	$5.2	$5.3
Interest cost	9.2	15.2	14.8	12.8	31.2	45.6	44.2	38.5
Expected return on plan assets	(6.6)	(9.7)	—	—	(22.7)	(29.1)	—	—
Amortization of prior service cost	.9	.9	(5.3)	(5.6)	2.7	2.7	(16.3)	(16.9)
Amortization of net (gain) loss	1.4	4.0	6.1	2.4	5.0	12.0	18.5	7.3

Net periodic benefit costs	6.4	13.0	17.3	11.4	21.1	39.0	51.6	34.2
Less discontinued operations reported separately	(2.7)	(3.6)	(1.2)	(3.0)	(8.0)	(10.8)	(9.9)	(8.9)

	$3.7	$9.4	$16.1	$8.4	$13.1	$28.2	$41.7	$25.3

The periodic pension costs associated with the Terminated Plans were $5.3 and $11.5 for the quarters ended September 30, 2004 and 2003, and $16.9 and $34.5 for the nine month periods ended September 30, 2004 and 2003, respectively.

      As discussed more fully below, on June 1, 2004, the Court entered an order, subject to certain conditions, authorizing the Company to implement termination of its postretirement medical plan as of May 31, 2004 and the Company’s plan to make advance payments to one or more Voluntary Employee Beneficiary Associations (each a “VEBA”). As previously disclosed, pending the resolution of all contingencies in respect of the termination of the existing postretirement medical benefit plan, the Company has continued to accrue costs based on the existing plan and has treated the VEBA contribution as a reduction of its liability under the plan.

      See Note 9 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for key assumptions with respect to the Company’s pension plans and other postretirement benefit plans.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Cash Flow —

      Domestic Plans. As previously discussed, the Company, since filing the Chapter 11 proceedings, has not made any further significant contributions to any of its domestic pension plans. As discussed above, if the PBGC settlement is ultimately approved by the Court, the Company will be required to pay $4.4 in respect of minimum funding contributions for retained pension plans and will be required to pay approximately $14.0 at the earlier of the emergence of the Company or KAAC in respect of post-petition administrative claims of the PBGC. Any other payments to the PBGC are expected to be limited to recoveries under the Debtors’ plans of reorganization.

      Upon emergence from Chapter 11 proceedings, the Company anticipates that it will provide some form of defined contribution pension plan in respect of its salaried employees. Any such plans ultimately adopted will be subject to a number of approvals. The Company currently estimates that the total annual cash cost of such plans would be less than $5.0 and, if approved, would likely be required to be funded commencing some time in 2005.

      Pursuant to the terms of the USWA agreement (see Note 7), KACC will be required to make annual contributions into the Steelworkers Pension Trust on the basis of one dollar per USWA employee hour worked. In addition, KACC will institute a defined contribution pension plan for active USWA employees. KACC contributions to the plan will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on age. The Company currently estimates that contributions to the new USWA plan and the retained hourly pension plans will range from $3.0 to $6.0 per year.

      As a replacement for the Company’s previous postretirement benefit plans, the Company agreed to contribute certain amounts to one or more VEBA’s. Such contributions are to include:

•	An amount not to exceed $36.0 and payable on emergence from the Chapter 11 proceedings so long as the Company’s liquidity (i.e. cash plus borrowing availability) is at least $50.0 after considering such payments. To the extent that less than the full $36.0 is paid and the Company’s interests in Anglesey are subsequently sold, a portion of such sales proceeds, in certain circumstances, will be used to pay the shortfall.

•	On an annual basis, 10% of the first $20.0 of annual cash flow, as defined, plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments shall not exceed $20.0 and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company’s liquidity to be less than $50.0.

•	Advances of $3.1 in June 2004 and $1.9 per month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 maximum contribution due upon emergence.

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

      In October 2004, the Company entered into an amendment to the USWA agreement to satisfy certain technical requirements for the follow-on hourly pension plans discussed above. The Company also agreed to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

pay an additional $1.0 to the VEBA after the satisfaction of various conditions. The amended agreement is subject to Court approval. The Company currently anticipates that the Court will approve the amended agreement in November 2004.

      While the Intercompany Agreement has been signed and filed with the Court, because the USWA agreement can be terminated by the USWA or the Company if the Intercompany Agreement is not approved by the Court, or by the UCC under certain conditions, the Company cannot conclude that termination of the retiree medical program is “probable”. Therefore, as discussed above, the Company continues to accrue for costs under the retiree medical program and treat VEBA contributions as a reduction of that liability.

      Foreign Plans. Contributions to foreign pension plans were approximately $9.8 and $9.0 during 2003 and 2002, respectively, and primarily related to the Company’s interests in commodity assets being considered for sale. As a result of the sales of the Company’s investments in such assets, future contributions to foreign pension plans will decline to a nominal amount, beginning in the fourth quarter of 2004.

12.	Pro Forma Financial Information

      As discussed in Note 4, subsequent to September 30, 2004, the Company received Court approval to sell its interest in and related to QAL. The transaction is currently expected to close during the first quarter of 2005. While no assurances can be provided in respect of the closing of the QAL disposition, the Company believes that such disposition is “probable”. Accordingly, the Company is providing condensed consolidating balance sheet, income (loss) and cash flow information for the periods presented in these financial statements. This pro forma financial information has been prepared to summarize the consolidated financial position, consolidated results of operations and consolidated cash flows of the Company as if the QAL disposition had occurred at the end of the indicated period in the case of the pro forma condensed consolidated balance sheet information and at the beginning of the indicated periods in the case of the pro forma condensed consolidating income (loss) and pro forma condensed consolidated cash flow information.

      The following information does not purport to be indicative of financial position or results of operations of the Company as of such date or for such periods, nor are they indicative of future results. Furthermore, this pro forma financial information does not reflect changes which will or may occur as a result of the sale of the Company’s interests in and related to QAL, the ongoing Cases and other matters.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Pro Forma Condensed Consolidating Balance Sheet

September 30, 2004

		Disposition
		of QAL	Pro Forma
	Historical	Interests	Adjustments	Pro Forma

Current assets	$311.0	$(31.8)	$—	$279.2
Discontinued operations’ current assets	96.0	31.8	(127.8)	—
Investments in and advance to unconsolidated affiliates	55.5	(38.1)	—	17.4
Property, plant and equipment, net	217.7	—	—	217.7
Restricted proceeds from sale of commodity interests	302.6	—	427.2	729.8
Other assets	488.1	—	—	488.1
Discontinued operations’ long-term assets	49.7	38.1	(87.8)	—

	$1,520.6	$—	$211.6	$1,732.2

Liabilities not subject to compromise —
Current liabilities	$202.5	$(40.7)	$—	$161.8
Discontinued operations’ current liabilities	109.1	40.7	(149.8)	—
Long-term liabilities	46.7	—	—	46.7
Discontinued operations’ long-term liabilities	54.2	.4	(54.6)	—
Liabilities subject to compromise	2,856.0	(.4)	—	2,855.6
Minority interests	.7	—	—	.7
Stockholders’ equity (deficit)	(1,748.6)	—	416.0	(1,332.6)

	$1,520.6	$—	$211.6	$1,732.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Pro Forma Condensed Consolidating Balance Sheet

December 31, 2003

		Disposition
		of QAL	Pro Forma
	Historical	Interests	Adjustments	Pro Forma

Current assets	$247.3	$(15.0)	$—	$232.3
Discontinued operations’ current assets	178.7	15.0	(193.7)	—
Investments in and advance to unconsolidated affiliates	50.9	(37.8)	—	13.1
Property, plant and equipment, net	230.1	—	—	230.1
Restricted proceeds from sale of commodity interests	—	—	729.2	729.2
Other assets	520.5	—	—	520.5
Discontinued operations’ long-term assets	396.0	37.8	(433.8)	—

	$1,623.5	$—	$101.7	$1,725.2

Liabilities not subject to compromise —
Current liabilities	$184.1	$(39.0)	$—	$145.1
Discontinued operations’ current liabilities	137.0	39.0	(176.0)	—
Long-term liabilities	61.6	—	—	61.6
Discontinued operations’ long-term liabilities	195.6	.5	(196.1)	—
Liabilities subject to compromise	2,783.2	(.5)	—	2,782.7
Minority interests	.7	—	—	.7
Stockholders’ equity (deficit)	(1,738.7)	—	473.8	(1,264.9)

	$1,623.5	$—	$101.7	$1,725.2

Pro Forma Condensed Consolidating Statement of Income (Loss)

For the Quarter Ended September 30, 2004

		Disposition
		of QAL	Pro Forma
	Historical	Interests	Adjustments	Pro Forma

Net Sales	$281.8	$(40.0)	$(.1)	$241.7

Costs and expenses —
Operating costs and expenses	278.1	(30.8)	(.1)	247.2
Other operating charges (benefits), net	154.7	—	—	154.7

	432.8	(30.8)	(.1)	401.9

Operating income (loss)	(151.0)	(9.2)	—	(160.2)
Interest expense	(2.3)	—	—	(2.3)
All other income (expense), net	(8.7)	—	—	(8.7)
Income taxes	(4.7)	3.3	—	(1.4)

Loss from continuing operations	$(166.7)	$(5.9)	$—	$(172.6)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Pro Forma Condensed Consolidating Statement of Income (Loss)

For the Quarter Ended September 30, 2003

		Disposition
		of QAL	Pro Forma
	Historical	Interests	Adjustments	Pro Forma

Net sales	$203.1	$(30.4)	$(.5)	$172.2

Costs and expenses —
Operating costs and expenses	221.0	(27.0)	(.7)	193.3
Other operating charges (benefits), net	15.0	—	—	15.0

	236.0	(27.0)	(.7)	208.3

Operating loss	(32.9)	(3.4)	.2	(36.1)
Interest expense	(2.5)	—	—	(2.5)
All other income (expense), net	(12.1)	—	—	(12.1)
Income taxes	(1.4)	1.1	—	(.3)

Loss from continuing operations	$(48.9)	$(2.3)	$.2	$(51.0)

Pro Forma Condensed Consolidating Statement of Income (Loss)

For the Nine Months Ended September 30, 2004

		Disposition
		of QAL	Pro Forma
	Historical	Interests	Adjustments	Pro Forma

Net Sales	$792.7	$(115.5)	$(.3)	$676.9

Costs and expenses —
Operating costs and expenses	786.0	(87.6)	(1.2)	697.2
Other operating charges (benefits), net	154.7	—	—	154.7

	940.7	(87.6)	(1.2)	851.9

Operating income (loss)	(148.0)	(27.9)	.9	(175.0)
Interest expense	(6.4)	—	—	(6.4)
All other income (expense), net	(23.7)	—	—	(23.7)
Income taxes	(13.5)	8.2	—	(5.3)

Loss from continuing operations	$(191.6)	$(19.7)	$.9	$(210.4)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

Pro Forma Condensed Consolidating Statement of Income (Loss)

For the Nine Months Ended September 30, 2003

		Disposition
		of QAL	Pro Forma
	Historical	Interests	Adjustments	Pro Forma

Net sales	$613.2	$(92.8)	$(1.4)	$519.0

Costs and expenses —
Operating costs and expenses	664.1	(76.7)	(1.4)	586.0
Other operating charges (benefits), net	4.7	—	—	4.7

	668.8	(76.7)	(1.4)	590.7

Operating loss	(55.6)	(16.1)	—	(71.7)
Interest expense	(7.1)	—	—	(7.1)
All other income (expense), net	(28.9)	1.7	—	(27.2)
Income taxes	(5.8)	3.2	—	(2.6)

Loss from continuing operations	$(97.4)	$(11.2)	$—	$(108.6)

Pro Forma Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2004

		Disposition
		of QAL	Pro Forma
	Historical	Interests	Adjustments	Pro Forma

Net cash provided (used) by:
Operating activities:
Continuing operations	$(47.9)	$(13.5)	$—	$(61.4)
Discontinued operations	40.5	—	(40.5)	—

	(7.4)	(13.5)	(40.5)	(61.4)

Investing activities:
Continued operations	(10.2)	—	—	(10.2)
Discontinued operations	328.5	—	427.2	755.7

	318.3	—	427.2	755.7

Financing activities:
Continued operations	(1.7)	—	—	(1.7)
Discontinued operations	(312.9)	—	(427.2)	(740.1)

	314.6	—	(427.2)	(741.8)

Net increase (decrease) in cash and cash equivalents	(3.7)	(13.5)	(40.5)	(57.7)
Cash and cash equivalents at beginning of period	35.6	(0.1)	—	35.5

Cash and cash equivalents at end of period	$31.9	$(13.6)	$(40.5)	$(22.2	)(1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions of dollars, except prices and per share amounts)
(Unaudited)

(1)	The pro forma negative cash balance assumes the hypothetical disposition of all of the sold commodity interests as of January 1, 2004 and that cash flow from those operations would, therefore, not have been available to the Company. However, this negative amount does not consider impacts of the Intercompany Agreement, the impacts of the Cases or availability under the DIP Facility. See Notes 1 and 5 for discussion of these matters.

Pro Forma Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2003

		Disposition
		of QAL	Pro Forma
	Historical	Interests	Adjustments	Pro Forma

Net cash provided (used) by:
Operating activities:
Continuing operations	$(35.7)	$(2.5)	$—	$(38.2)
Discontinued operations	(45.6)	—	45.6	—

	(81.3)	(2.5)	45.6	(38.2)

Investing activities:
Continuing operations	75.8	—	—	75.8
Discontinued operations	(19.9)	—	729.2	709.3

	55.9	—	729.2	785.1

Financing activities:
Continuing operations	(4.0)	—	—	(4.0)
Discontinued operations	—	—	(729.2)	(729.2)

	(4.0)	—	(729.2)	(733.2)

Net increase (decrease) in cash and cash equivalents	(29.4)	(2.5)	45.6	13.7
Cash and cash equivalents at beginning of period	77.6	—	—	77.6

Cash and cash equivalents at end of period	$48.2	$(2.5)	$45.6	$91.3

      Pro Forma Adjustments:

(a) For purposes of the pro forma balance sheet information presented above, the Company has assumed that the closing dates of Gramercy/ KJBC, Valco and QAL disposition transactions occurred as of the respective balance sheet date. As such, the Company has reflected the full amount of the proceeds from these transactions as a restricted asset in the pro forma balance sheet information.

(b) For purposes of the pro forma income (loss) information presented above, the Company has assumed that approximately 25% of its derivative hedging activities in the quarter and nine month periods ended September 30, 2004 and 2003 related to the Company’s interests in and related to QAL.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section should be read in conjunction with the response to Part I, Item 1, of this Report.

      This section contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see, for example, “Recent Events and Developments,” “Results of Operations,” and “Liquidity and Capital Resources”). Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and Part I, Item 1. “Business — Factors Affecting Future Performance” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Reorganization Proceedings

      Kaiser Aluminum Corporation (“Kaiser”, “KAC” or the “Company”), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries have filed separate voluntary petitions with United States Bankruptcy Court for the District of Delaware (the “Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”). The Company, KACC and 15 of KACC’s subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional KACC subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. The Original Debtors and Additional Debtors are collectively referred to herein as the “Debtors” and the Chapter 11 proceedings of these entities are collectively referred to herein as the “Cases.” For purposes of this Report, the term “Filing Date” shall mean, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of KACC’s non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.

      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. Most recently, the Court approved an extension of exclusivity as to all Debtors to February 28, 2005, but the approved order provides that exclusivity can be terminated earlier with respect to AJI, KJC, KBC and KAAC, the four entities that own or owned certain of the Company commodity-related interests in Jamaica, which have been sold/monetized, and in Australia, which are currently expected to be sold in early 2005, in accordance with the terms of an intercompany settlement agreement (the “Intercompany Agreement”) that is pending before the Court. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

      The Debtors anticipate that substantially all liabilities of the Debtors as of their Filing Date will be settled under more than one plan of reorganization to be proposed and voted on in accordance with the provisions of the Code. As more fully discussed below, a joint plan was filed by AJI and KJC in November 2004. Although the Debtors intend to file and seek confirmation of additional plans, there can be no assurance as to when the Debtors will file such additional plans or as to whether any such plan or plans will be confirmed by the Court and consummated.

      In working toward one or more plans of reorganization, the Debtors have been, and continue to be, engaged in discussions with each of their key constituencies, including the unsecured creditors committee (the “UCC”), the asbestos claimants committee (the “ACC”) and a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”), the legal representatives for potential future asbestos claimants (the “Asbestos Futures’ Representative”) and potential future silica and coal tar pitch volatile claimants (the “Silica/ CTPV Futures’ Representative” and, collectively with the Asbestos Futures’ Representative, the “Futures’ Representatives”), the Pension Benefit Guaranty Corporation (the “PBGC”) and the appropriate union representatives. The ultimate treatment of individual groups of creditors in any such plans of reorganization cannot be determined definitively at this time. The ultimate treatment of and recoveries to individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law.

      The Debtors’ objective is to achieve the highest possible recoveries for all stakeholders, consistent with the Debtors’ abilities to pay, and to continue the operations of their core businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. While valuation of the Debtors’ assets and estimation of pre-Filing Date claims at this stage of the Cases are subject to inherent uncertainties, the Debtors currently believe that, in the aggregate, it is likely that their liabilities will be found to significantly exceed the fair value of their assets. Therefore, the Debtors currently believe that, with limited exceptions, it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company’s stockholders will be cancelled without consideration. Further, the Debtors believe that it is likely that: (a) the claims of pre-petition creditors that are given certain priorities by statute or have the benefit of guarantees or other contractual or structural seniority will likely receive substantially greater recoveries than pre-petition creditors that have no such priorities or seniority; and (b) all pending and future asbestos-related personal injury claims are likely to be resolved through the formation, pursuant to a plan of reorganization, of a statutory trust to which all claims would be directed by a channeling injunction that would permanently remove all asbestos liability from the Debtors. A similar trust arrangement is anticipated in respect of pending and future silica and coal tar pitch volatiles personal injury claims. A separate trust arrangement is anticipated for hearing loss claims. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using the Debtors’ insurance assets and certain other consideration that has yet to be agreed. No assurances can be provided that the foregoing will ultimately be included in any plan(s) of reorganization the Debtors may file. Further, while the Debtors believe it is possible to successfully reorganize their operations and emerge from Chapter 11 in the first half of 2005, their ability to do so is subject to inherent market-related risks as well as successful negotiation and Court approval for the treatment of creditors consistent with the applicable bankruptcy law.

      The Debtors’ Cases are being administered on a consolidated basis. In fact, however, there are separate cases for each Debtor or twenty-six Cases in total. The Company believes that the impacts of the Cases and any plans of reorganization proposed for individual Debtors will depend on each Debtor’s specific circumstances and the differing interests that creditors have in respect of such entities.

      A substantial majority of the claims in the Cases are against KACC. These include claims in respect of substantially all of the Debtors’ debt obligations, obligations in respect of pension and retiree medical benefits, asbestos-related and personal injury claims, and known environmental obligations. As such, all of these claimholders will have claims against KACC that, except as further described below, will have to be satisfied by KACC’s assets, which generally include the fabricated products plants (other than the London, Ontario, Canada and Richmond, Virginia extrusion facilities, which are owned by separate subsidiaries that are also Debtors), the interests in Anglesey Aluminum Limited (“Anglesey”), which are not currently expected to be sold, and the Company’s interest in and related to the alumina refinery located in Gramercy, Louisiana (“Gramercy”) and Volta Aluminium Company Limited (“Valco”), which have been sold for nominal net proceeds (see Note 4 of Notes to Interim Consolidated Financial Statements). KACC’s assets also include certain intercompany receivables from certain of its Debtor subsidiaries for funding provided to its joint venture affiliates.

      In general, except as described below, there are a relatively modest number or amount of third party trade and other claims against KACC’s other Debtor subsidiaries. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany items. The Company believes that it is likely that most, if not all, of these entities will ultimately be merged out of existence or dissolved in some manner. The remaining Debtor subsidiaries (which include AJI, KJC, KAAC, Kaiser Aluminium International, Inc., (“KAII”), Kaiser Aluminum & Chemical of Canada Limited (“KACOCL”), Kaiser Bauxite Company (“KBC”), Kaiser Bellwood Corporation (“Bellwood”), Kaiser Aluminum Technical Services, Inc. (“KATSI”) and Kaiser Finance Corporation (“KFC”)) own certain extrusion facilities or act largely as intermediaries between KACC and certain of its other subsidiaries and joint venture affiliates or interact with third parties on behalf of KACC and its joint venture affiliates. As such, the vast majority of the pre-petition claims against such entities are related to intercompany activities. However, certain of those entities holding claims against KACC also have claims against certain KACC subsidiaries that own or owned the Company’s interests in joint venture affiliates and which represent a significant portion of KACC’s consolidated asset value. For example, noteholders have claims against each of AJI and KJC which together hold in escrow substantially all of the net proceeds from the sale of the Company’s interest in Aluminum Partners of Jamaica (“Alpart”), and KAAC, which owns the Company’s interests in Queensland Alumina Limited (“QAL”), as a result of AJI, KJC and KAAC having been subsidiary guarantors of KACC’s Senior Notes (as defined below) and Sub Notes (as defined below). Additionally, the PBGC, pursuant to statute, has joint and several claims against KACC and all entities which are 80% or more owned by KACC (referred to as “Controlled Group Members”). Controlled Group Members include each of AJI, KJC and KAAC, as well as all of the other Debtors. The only other significant claims against AJI, KJC and KAAC are intercompany claims related to funding provided to these entities by KACC. As such, it is likely that the vast majority of the value realized in respect of the Company’s interests in Alpart and QAL is likely to be for the benefit of the noteholders and the PBGC.

      As discussed above, the Company has stated that it expects that pre-Filing Date claims that have the benefit of contractual or structural seniority will receive substantially greater recoveries than pre-Filing Date claims that have no such seniority. Accordingly, it has been the Company’s expectation that the holders of KACC’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) will receive substantially greater recoveries than the holders of claims in respect of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”). However, a group of holders of the Sub Notes (the “Sub Note Group”) has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders’ claims against the Subsidiary Guarantors (such as AJI, KJC and KAAC) may not, as a technical matter, be contractually subordinate to the claims of holders of the Senior Notes. The effect of such position, if ultimately sustained, would be that the holders of Sub Notes would be on a par with the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to Alpart and QAL. This position, if accepted by the Court, would materially increase the recoveries to the holders of the Sub Notes and materially decrease the recoveries to the holders of the Senior Notes. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the Subsidiary Guarantors. The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, when any such resolution will occur, or what impact such resolution may have on the Company, the Cases or distributions to affected noteholders.

      In order to resolve the question of what consideration from any sale or other disposition of AJI, KJC and/or KAAC, or their respective assets, should be for the benefit of KACC and its claimholders (in respect of KACC’s intercompany claims against such entities), the Intercompany Agreement was reached between the UCC and the Company and filed with the Court in October 2004. The Intercompany Agreement is also intended to resolve substantially all other pre-and post-petition intercompany claims between the Debtors. Evidentiary hearings in respect of the Intercompany Agreement are expected to begin in early 2005. The Intercompany Agreement, which is subject to approval by the Court, provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alpart and QAL to KACC of at least $90.0 million in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for any net cash flows funded by or collected by KACC related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be between $20.0 million-$25.0 million collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $5.0 million range collected by the Company through September 30, 2004); and (c) certain third party costs and certain limited overhead of KACC’s activities related to AJI, KJC, KBC, KAAC and KFC. As provided under the Intercompany Agreement, KACC was reimbursed for approximately $14.5 million of payments made in the third quarter of 2004 to retire Alpart-related debt. The Intercompany Agreement calls for the remaining payments, other than $28.0 million already made available to KACC but not yet paid to KACC as of October 31, 2004 pending finalization of the latest amendment to the DIP Facility, to be made in specific increments to KACC at the emergence of AJI, KJC and KAAC from Chapter 11. The Company expects that all remaining proceeds from the sale of Alpart and QAL are likely to be held in escrow for the benefit of creditors until the applicable subsidiaries emerge from the Cases. The ACC, the Futures’ Representatives and others have filed objections to the Intercompany Agreement and no assurances can be provided as to whether the Intercompany Agreement will be approved by the Court.

      On November 1, 2004, AJI and KJC filed a joint plan of liquidation and related disclosure statement (the “AJI/ KJC Plan”) with the Court. Under the proposed AJI/ KJC Plan, the assets of those entities, consisting primarily of the net proceeds received by them in connection with the sale of their interests in Alpart, will be transferred to a liquidation trust, whereupon AJI and KJC will be dissolved. The liquidating trustee will then make distributions of cash to the creditors of AJI and KJC in accordance with such plan. As indicated in the AJI/ KJC Plan, it is currently anticipated that AJI and KJC will have approximately $278.4 million of cash available for distribution to creditors when the plan becomes effective. Of the cash available for distribution, $20.0 million is expected to be retained, subject to certain terms and conditions, in a cash collateral account securing the Post-Petition Credit Agreement until such financing is terminated. The AJI/ KJC Plan outlines the specific treatment and expected recoveries of AJI and KJC creditors. The AJI/ KJC Plan indicates that, assuming the holders of the Sub Notes accept the plan and after payment of priority claims and trust expenses (initial reserves for which are expected to be established in the range of $15.0 million to $20.0 million ), AJI and KJC anticipate ultimately distributing cash as follows (in millions):

KACC’s Senior Notes	$162.7 to $171.1
PBGC	$82.7 to $84.3
KACC’s Sub Notes	$8.0

      The $8.0 million payment to be made for the benefit of holders of KACC’s Sub Notes will be made if, and only if, such holders approve the plan. In addition, the plan provides that the Court will determine the amount, if any, to be paid in respect of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”). Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes. The disclosure statement also indicates that it is currently anticipated that the plan of liquidation for KAAC, which owns the Company’s interests in QAL, will provide for an additional $8.0 million payment to the holders of Sub Notes if, and only if, such holders of the Sub Notes vote to accept that plan. As described in the AJI/ KJC Plan, the plan and disclosure statement will be subject to approval by the Court, and the plan will be subject to a vote by certain creditors. The Company anticipates that certain creditors are likely to challenge the proposed AJI/ KJC Plan. The effectiveness of the AJI/ KJC Plan is expressly conditioned on Court approval of the Intercompany Agreement. This disclosure is not intended to be, nor should it be construed to be, a solicitation for a vote on the AJI/ KJC Plan. The AJI/ KJC Plan filed relates exclusively to AJI and KJC and will have no impact on the normal, ongoing operation of the Company’s fabricated aluminum products business or other operations.

      As discussed above, because each Debtor entity has different creditors and claim amounts and each Debtor has different assets, the Company currently anticipates that the recoveries of individual creditors will differ depending on the Debtor entity against which a given creditor has a claim. Another factor affecting creditor recoveries will be whether or not intercompany claims are resolved pursuant to the Intercompany Agreement, which was jointly filed by the Debtors and the UCC, or some other proposal. Certain holders of claims and other stakeholders, in the their Court filings objecting to approval of the Intercompany Agreement, have raised a question as to whether all of the individual Debtors should be substantively consolidated, which is specifically prohibited by the Intercompany Agreement. In this context, “substantive consolidation” would mean that the separate corporate existences of the individual Debtor entities would be ignored and all Debtors would be treated as a single enterprise for purposes of the treatment of creditors’ claims in a single plan of reorganization. The Company does not believe that substantive consolidation of all Debtors is appropriate. However, no assurances can be given as to whether a formal substantive consolidation motion will be made by one or more stakeholders or how the Court might rule on any such motion if such motion were made. The Company believes that, if a substantive consolidation motion seeking to treat all Debtors as a single entity were made and ultimately approved by the Court, recoveries by creditors who hold claims at Debtor entities where there are otherwise fewer competing claims (e.g., AJI, KJC and KAAC) could be significantly and adversely affected as compared to their likely recoveries if the individual Debtor entities (e.g. AJI, KJC and KAAC) were permitted (as is intended under the Intercompany Agreement) to file separate plans of reorganization and distribute their value only to the creditors of those entities. It is also possible that the filing and any potential litigation of such a substantive consolidation motion that might occur could delay the Company’s emergence.

      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 million to $80.0 million. The Company’s estimate of Exit Costs is less than that estimated in prior periods due in large part to the payment of approximately $27.3 million of environmental costs in October 2004 (see Note 7). KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 5). If payments made to the Company under the Intercompany Agreement together with borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company, KACC and some or all of its other Debtor subsidiaries will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the Intercompany Agreement and/or and exit financing facility or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.

      The Company expects that, when the Company and KACC ultimately file a plan or plans of reorganization, it is likely to reflect the Company’s strategic vision for emergence from Chapter 11: (a) a standalone going concern with manageable leverage and financial flexibility, improved cost structure and competitive strength; (b) a company positioned to execute its long-standing vision of market leadership and growth in fabricated products; (c) a company that delivers a broad product offering and leadership in service and quality for its customers and distributors; and (d) a company with continued ownership of those commodity assets that have the potential to generate significant cash at steady-state metal prices and/or which provide a strategic hedge against the fabricated products business’ needs for primary aluminum. While the Company intends to continue to pursue a standalone fabricated products company emergence strategy, from time to time the Debtors may also evaluate other reorganization strategies, consistent with the Debtors’ responsibility to maximize the recoveries for its stakeholders.

      The Company believes that it is not likely that it will emerge from the Cases until sometime in the first half of 2005. The Company continues to push for an aggressive pace that would allow it and KACC to file a disclosure statement and a plan or plans of reorganization before the end of 2004. However, the Company’s ability to do so and to ultimately emerge from the Cases is subject to a number of factors, including, among others, confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.

Recent Events and Developments

      Liquidity/ Negative Cash Flow. Cash and cash equivalents decreased by $3.7 million during the first nine months of 2004. The net decrease resulted from cash used by operating activities ($7.4 million) and financing activities ($314.6 million) — see Note 4 of Notes to Interim Consolidated Financial Statements) offset by net cash generated from investing activities of $318.3 million (primarily an increase in restricted proceeds from sale of commodity interests — see Note 4 of Notes to Interim Consolidated Financial Statements). The cash used by operating activities during the first nine months of 2004 was primarily the result of increases in working capital requirements (primarily inventory) associated with improving demand and higher primary aluminum prices in the fabricated products segment. These increases were offset by cash generated from operating results most of which were increases associated with discontinued operations. Results of Operations and Liquidity and Capital Resources provides further information regarding segment cash flows.

      During the first nine months of 2003, cash and cash equivalents decreased $29.4 million. The net decrease resulted from cash used in operating activities ($81.3 million) and financing activities ($4.0 million) offset by cash generated from investing activities of $55.9 million (see Note 4 of Notes to Interim Consolidated Financial Statements). The $81.3 million of cash and cash equivalents used by operating activities included the following significant items: (a) asbestos-related insurance recoveries of $17.8 million, (b) KACC’s share of QAL’s net borrowings of $11.0 million in the second and third quarters of 2003 that reduced the Company’s cash requirements to fund QAL, (c) benefit from decreases in receivables and inventories of $20.0 million due to Valco potline curtailment in excess of lost earnings, (d) a foreign income tax payment related to prior periods of $22.0 million and (e) end of service benefit payments totaling approximately $12.8 million in connection with Valco potline curtailments. The balance of the cash and cash equivalents used in operating activities in 2003 (approximately $95.3 million) resulted from a combination of adverse market factors in the business segments in which the Company operated including (a) primary aluminum prices that were below long-term averages, (b) a weak demand for fabricated metal products, particularly aerospace products, (c) higher than average power, fuel oil and natural gas prices and (d) significant expenditures in respect of retiree medical and reorganization costs.

      At October 31, 2004, the Company had cash and cash equivalents of approximately $31.0 million and estimated availability under the DIP Facility’s borrowing base to be approximately $125.0 million. At October 31, 2004, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $30.9 million.

      On October 28, 2004, the Company and the DIP lenders completed an amendment to the DIP Facility. The amendment was approved by the Court on October 28, 2004. The major provisions of the amendment included: (1) a financial covenant was reset based on current forecasts; (2) approval of the sale of the Company’s interest in and related to QAL and formal approval of the sales of Alpart, Gramercy/ KJBC and Valco that had been previously approved through limited waivers that were set to expire on October 31, 2004; (3) a reset of the availability of the fixed asset subcomponent of the borrowing base to $50.0 million; (4) reduction of the commitment amount of the DIP Facility from $285.0 million to $200.0 million; (5) reduction of the maximum letters of credit amount from $125.0 million to $100.0 million; and (6) a requirement for lender approval in respect of any agreement for settlement or release of intercompany claims except an agreement in form and substance identical to the Intercompany Agreement.

      The Company has previously disclosed that in connection with the amendment and the completion of the previously announced commodity asset sales, it expects that the amount of borrowing base available under the DIP Facility would be adequate to support the Company’s liquidity requirements through the remainder of the Cases. This belief is based on the fact that it was the commodity assets that subjected the Company to the most variability and exposure from both a price risk basis as well as from an operating perspective. While there can be no assurances, based on recent primary aluminum prices and recent market conditions for fabricated aluminum products, the Company currently expects availability under the DIP Facility to remain near or above the $100.0 million range.

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

      Disposition of Commodity-Related Assets. In connection with the previously disclosed plan to explore and, if appropriate, dispose of the Company’s commodity-related interests, the Company has completed the disposition of its interests in and related to: (a) the Tacoma, Washington smelter in February, 2003, (b) the Mead, Washington smelter in June 2004, (c) Alpart in July 2004, (d) Gramercy/ KJBC in October 2004 and (e) Valco in October 2004. The only remaining commodity assets which the Debtors currently anticipate selling are the interests in and related to QAL, which are expected to be sold in the first quarter of 2005. Completion of these transactions represent a significant step towards the Company’s planned emergence from Chapter 11 primarily as a fabricated products company. See Note 4 of Notes to Interim Consolidated Financial Statements for details regarding the individual dispositions.

      Benefit (Legacy) Cost Matters. The Company has previously disclosed since the Filing Date that pension and retiree medical obligations were significant factors that would have to be addressed during the reorganization process.

      The PBGC assumed responsibility for the Company’s Salaried Employees Retirement Plan in December 2003. During the third quarter of 2004, the PBGC assumed responsibility for the Company’s Inactive Pension Plan, which covers certain former hourly employees at locations that were sold or discontinued a number of years ago, and the Company’s Kaiser Aluminum Pension Plan, which covers active and retired employees at certain locations who are represented by the USWA. The Salaried Employees Retirement Plan, the Inactive Pension Plan and the Kaiser Aluminum Pension Plan are hereinafter collectively referred to as the “Terminated Plans”. The PBGC assumptions of the Terminated Plans resulted in the Company’s recognizing non-cash pension charges of approximately $121.2 million in the fourth quarter of 2003 and approximately $155.5 million in the third quarter of 2004. The amount of the charges recorded and the expected liability to the PBGC currently recorded in the Company’s financial statements, have been determined by the Company based on assumptions that are consistent with the GAAP criteria for valuing ongoing plans, as more fully discussed in Notes 9 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2003. The Company believes this represents a reasonable interim estimation methodology, as there are reasonable arguments that may be made that could result in the final allowed claim amounts being either more or less than that reflected in the financial statements.

      However, in October 2004, the Company executed a settlement agreement with the PBGC under which the Company and the PBGC agreed, among other things, that: (a) the Company will continue to sponsor the Company’s remaining plans (which primarily are in respect of hourly employees at Fabricated Products facilities) and will satisfy the estimated $4.4 million minimum funding contribution for these plans after the settlement agreement is approved by the Court; (b) the PBGC will have an allowed post-petition administrative claim of $14.0 million, which is expected to be paid upon the consummation of a plan of reorganization for the Company or the consummation of a plan for KAAC, whichever comes first and; (c) the PBGC will have allowed pre-petition unsecured claims in respect of the Terminated Plans in the amount of $616.0 million, which will be resolved in a plan or plans of reorganization provided that the PBGC’s cash recovery from proceeds of the Company’s sale of its interests in and related to Alpart and QAL will be limited to 32% of the net proceeds distributable to holders of the Company’s Senior Notes, Sub Notes and the PBGC. The PBGC settlement agreement is subject to Court approval. Court hearings on the PBGC settlement agreement are expected to be conducted in early 2005. Objections have been filed to the settlement and no assurances can be provided as to the outcome.

      The amount of pension liability related to the Terminated Plans that was recorded in the consolidated balance sheet at September 30, 2004 was approximately $476.0 million based on the interim methodology described above. This compares to the claims $630.0 million total agreed to by the Company in the October 2004 settlement. The Company has not recorded the full value of the PBGC settlement, as given the contested nature of the settlement and the requirement for Court approval, such settlement was not determined to be “probable”, which is the criteria for recognition under GAAP. If the PBGC settlement is approved, the Company would be required to record a non-cash charge of approximately $154.0 million.

      In January 2004, the Company filed motions with the Court to terminate or substantially modify postretirement medical obligations for both salaried and certain hourly employees and for a distress termination of substantially all domestic hourly pension plans. The Company subsequently reached agreements with the 1114 Committee and union representatives that represent the vast majority of the Company’s hourly employees. The agreements provide for the termination of existing salaried and hourly postretirement benefit plans, such as medical, and the termination of substantially all existing hourly pension plans. Under the agreements, salaried and hourly retirees would be provided an opportunity for continued medical coverage through COBRA or a proposed Voluntary Employee Beneficiary Association (a “VEBA”) and active hourly employees would be provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements with the 1114 Committee and certain of the unions have been approved by the Court, but are subject to certain conditions, including Court approval of the Intercompany Agreement in a form acceptable to the Debtors and the UCC.

      As a replacement for the Company’s current postretirement benefit plans, the Company agreed to contribute certain amounts to one or more VEBAs. Such contributions are to include:

•	An amount not to exceed $36.0 million and payable on emergence from the Chapter 11 proceedings so long as the Company’s liquidity (i.e. cash plus borrowing availability) is at least $50.0 million after considering such payments. To the extent that less than the full $36.0 million is paid and the Company’s interests in Anglesey are subsequently sold, a portion of such sales proceeds, in certain circumstances, will be used to pay the shortfall.

•	On an annual basis, 10% of the first $20.0 million of annual cash flow, as defined, plus 20% of annual cash flow, as defined, in excess of $20.0 million. Such annual payments shall not exceed $20.0 million and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company’s liquidity to be less than $50.0 million. Advances of $3.1 million in June 2004 and $1.9 million per month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 million maximum contribution due upon emergence.

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

      In October 2004, the Company entered into an amendment to the USWA agreement, to satisfy certain technical requirements for the follow-on hourly pension plans discussed above. The Company also agreed to pay an additional $1.0 million to the VEBA at emergence. The amended agreement is subject to Court approval. The Company currently anticipates that the Court will approve the amended agreement in November 2004.

      While the Intercompany Agreement has been signed and filed with the Court, because the USWA agreement can be terminated by the USWA or the Company if the Intercompany Agreement is not approved by the Court, or by the UCC under certain conditions, the Company cannot conclude that termination of the retiree medical program is “probable”. Therefore, as discussed above, the Company continues to accrue for costs under the retiree medical program and treat VEBA contributions as a reduction of that liability.

      Environmental Matters. The Company has previously disclosed that it is possible that its assessment of environmental accruals could increase because it may be in the interests of all stakeholders to agree to increased amounts to, among other things, achieve a claim treatment that is favorable and to expedite the reorganization process. The September 2003 multi-site settlement is one example of such a situation (see Note 7 of Notes to Interim Financial Statement for a discussion of the multi-site settlement). In the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2004, the Company reported that it was close to entering agreements with various parties pursuant to which a substantial portion of the unresolved environmental claims could be resolved for approximately $25.0 million-$30.0 million. In the third quarter of 2004, agreements with the affected parties were reached and Court approval for such agreements was received. During October 2004, the Company paid approximately $27.3 million to resolve these liabilities. The amounts paid approximated the amount of liabilities recorded and did not result in any material net gain or loss.

Results of Operations

      As an integrated aluminum producer, the Company has historically used a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. However, as previously disclosed, as a part of a plan of reorganization, the Company expects that it will emerge from its Chapter 11 proceedings primarily as a fabricated products company. Intersegment transfers are valued at estimated market prices. The following table provides selected operational and financial information on a consolidated basis, after discontinued operations reclassifications with respect to the Company for the quarter and nine month periods ended September 30, 2004 and 2003. The following data should be read in conjunction with the Company’s interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 16 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for further information regarding segments.

      Interim results are not necessarily indicative of those for a full year. Average realized prices for the Company’s Fabricated products segment are not presented in the following table as such prices are subject to fluctuations due to changes in product mix.

SELECTED OPERATIONAL AND FINANCIAL INFORMATION

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
	(In millions of dollars,
	except shipments and prices)
Fabricated Products:
Shipments (000 tons)	51.4	41.5	151.4	125.1
Net Sales	$206.1	$145.4	$580.8	$443.4
Operating Income (Loss)	$11.4	$(5.5)	$13.9	$(12.4)
Commodities, Corporate and Other:
Shipments (000 tons) —
Primary Aluminum	20.4	18.5	56.6	54.4
Alumina	186.8	176.5	557.9	544.4
Average Realized Third Party Sales Price:
Primary Aluminum (per pound)	$.79	$.65	$.77	$.64
Alumina (per ton)	$221	$175	$219	$173
Net Sales:
Primary Aluminum	$35.6	$26.8	$96.1	$75.6
Bauxite and Alumina	40.0	30.4	115.5	92.8
Commodities Marketing	.1	.5	.3	1.4

Total Commodities	$75.7	$57.7	$211.9	$169.8

Operating Income (Loss):
Primary Aluminum	$5.2	$3.2	$15.7	$.4
Bauxite & Alumina	9.2	3.4	27.9	16.1
Commodities Marketing	(1.8)	.6	(5.5)	2.6
Corporate and Other	(21.5)	(20.0)	(53.5)	(59.0)

Total Commodities, Corporate and Other	$(8.9)	$(12.8)	$(15.4)	$(39.9)

Combined:
Net Sales —
Fabricated Products	$206.1	$145.4	$580.8	$443.4
Commodities	75.7	57.7	211.9	169.8

Total Net Sales	$281.8	$203.1	$792.7	$613.2

Operating Income (Loss) —
Fabricated Products	$11.4	$(5.5)	$13.9	$(12.4)
Commodities, Corporate and Other	(8.9)	(12.8)	(15.4)	(39.9)
Eliminations	1.2	.4	8.2	1.4
Other Operating (Charges) Benefits, Net (Note 9)	(154.7)	(15.0)	(154.7)	(4.7)

Total Operating Loss	$(151.0)	$(32.9)	$(148.0)	$(55.6)

Discontinued operations	$97.2	$(39.7)	$82.3	$(117.7)

Net Loss	$(69.5)	$(88.6)	$(109.3)	$(215.1)

Capital Expenditures	$2.1	$8.1	$7.9	$27.3
Less discontinued operations reported separately (Note 2)	(.2)	(6.1)	(3.4)	(21.1)

	$1.9	$2.0	$4.5	$6.2

Overview

      The Company’s operating results are sensitive to changes in prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC’s hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes 2 and 8 of Notes to Interim Consolidated Financial Statements for a discussion of KACC’s hedging activities.

      Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the transportation, distribution, packaging, and other markets. Such changes in demand can directly affect the Company’s earnings by impacting the overall volume and mix of such products sold. To the extent that these end-use markets weaken, demand can also diminish for what the Company sometimes refers to as the “upstream” products: alumina and primary aluminum.

      During the nine months ended September 30, 2003, the average London Metal Exchange transaction price (“LME price”) per pound of primary aluminum was $.64 per pound. During the nine months ended September 30, 2004, the average LME price was $.76 per pound. The average LME price for primary aluminum for the week ended October 29, 2004 was $.81 per pound.

Quarter and Nine Months Ended September 30, 2004, Compared to Quarter and Nine Months Ended September 30, 2003

Summary

      The Company reported a net loss of $69.5 million, or $.87 of basic loss per common share, for the quarter ended September 30, 2004, compared to a net loss of $88.6 million, or $1.11 of basic loss per common share, for the same period in 2003. For the nine months ended September 30, 2004, the Company reported a net loss of $109.3 million, or $1.37 of basic loss per common share, compared to a net loss of $215.1 million or $2.68 of basic loss per common share, for the same period in 2003. However, loss per common share information may not be meaningful, because as a part of a plan of reorganization of the Company, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.

      Net sales in the third quarter of 2004 totaled $281.8 million compared to $203.1 million in the third quarter of 2003. Net sales for the nine-month period ended September 30, 2004, totaled $792.7 million compared to $613.2 million for the nine-month period ended September 30, 2003.

      Fabricated Products. Net sales of fabricated products increased by 42% during the third quarter of 2004 as compared to the same period in 2003, primarily due to a 24% increase in shipments and a 14% increase in average realized prices. For the nine-month period ended September 30, 2004, net sales of fabricated products increased by approximately 31% as compared to the same period in 2003, primarily due to a 21% increase in shipments and a 8% increase in average realized prices. Current period shipments were higher than comparable 2003 period shipments as a result of improving demand for fabricated aluminum products. The increases in the average realized prices reflects increased product prices due to increases in primary aluminum prices and improving margins offset, in part, by changes in the mix of products sold.

      Segment operating results (before other operating charges (benefits) net) for the quarter and nine month periods ended September 30, 2004, improved over the comparable periods in 2003 primarily due to the improved market conditions and improved cost performance offset, in part, by modestly increased natural gas prices.

      Segment operating results, discussed above, for the quarter and nine month period ended September 30, 2003, exclude a net gain of approximately $3.9 million from the sale of equipment. (See Note 4 of Notes to Interim Consolidated Financial Statements).

      Primary Aluminum. After restating Mead and Valco-related activities to “discontinued operations,” the activities of the Primary Aluminum business unit consist essentially of the Company’s interests in and related to Anglesey. Third party net sales of primary aluminum increased 33% for the third quarter of 2004 as compared to the same period in 2003 primarily as a result of a 22% increase in third party average realized prices and a 10% increase in third party shipments. For the nine month period ended September 30, 2004, third party net sales increased 27% as compared to the same period in 2003 as a result of a 20% increase in third party average realized prices and a 4% increase in third party shipments. The increases in the average realized prices were primarily due to the increases in primary aluminum market prices. Shipments in the quarter and nine month period ended September 30, 2004 were better than comparable prior year period primarily due to the timing of shipments.

      Segment operating results (before Other Operating charges, net) for the quarter and nine month period ended September 30, 2004, improved over the comparable periods in 2003 primarily due to the increases in prices and shipments discussed above offset in part by higher production costs resulting from adverse changes in the foreign exchange rates in respect of the Company’s interests in and related to QAL.

      Segment operating results discussed above, for the quarter and nine month periods ended September 30, 2003, exclude a pre-Filing Date claim of approximately $3.2 million related to a restructured transmission agreement. Segment operating results for the nine month period ended September 30, 2003 also excludes a net gain of approximately $9.5 million from the sale of the Tacoma facility (see Note 4 of Notes to Interim Consolidated Financial Statements).

      Bauxite and Alumina. After restating Alpart and Gramercy/ KJBC-related activities to “discontinued operations”, the activities of the Bauxite and alumina business unit consist essentially of the Company’s interests in and related to QAL. Third party net sales of alumina increased by 32% during the third quarter of 2004, as compared to the same period in 2003, primarily due to a 26% increase in third party average realized prices and a 6% increase in third party shipments. For the nine month period ended September 30, 2004, third party net sales of alumina increased by approximately 24% as compared to the same period in 2003, primarily due to a 27% increase in third party average realized prices and a 3% increase in third party shipments. The increases in average realized prices were due to increases in aluminum market prices to which the Company’s third-party aluminum sales contracts are linked. Shipments in the quarter and nine month period ended September 30, 2004 were different than the comparable 2003 periods due primarily to the timing of shipments.

      Segment operating results for the quarter and nine month periods ended September 2004, were better than comparable periods in 2003 primarily due to the increases in prices and shipments discussed above.

      Commodities Marketing. Information regarding the Commodity Marketing business unit has been restated as more fully discussed in Note 2 of Notes to Interim Consolidated Financial Statements to reclassifying the hedging activities attributable to the interests in and related to Alpart, Gramercy/ KJBC and Valco to discontinued operations. Net sales for this segment represent net settlements with third-party brokers. Operating income represents the combined effect of such net settlements and any premium costs associated with maturing options. The minimum and (maximum) price of the hedges in any given period is primarily the result of the timing of the execution of the hedges contract.

      Segment operating results for the quarter and nine month periods ended September 30, 2004, were worse than the comparable periods in 2003 primarily due to (a) hedging net gains from first quarter 2002 that were being amortized over the original hedging periods as the underlying purchases/sales occurred becoming fully amortized by year end 2003 and (b) hedging premiums related to hedging positions in respect of quarter and nine month periods in 2004 being higher than net hedging revenues realized.

      Eliminations. Eliminations of Intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments’ production and sales.

      Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company’s business segments. Corporate operating expenses (before Other operating charges (benefits) net) in the quarter ended September 30, 2004 were higher than in the comparable periods in 2003 as increased retiree medical costs more than offset lower pension costs resulting from the December 2003 termination of the salaried employees retirement plan and lower payroll-related and other overhead costs. For the nine month period ended September 30, 2004, Corporate operating costs were lower than the comparable 2003 period as lower pension costs and lower payroll-related and other overhead costs were only partially offset by increased retiree medical costs.

      Corporate operating results for the quarter and nine month periods ended September 30, 2004, discussed above, exclude pension charges of approximately $155.5 million related to pension plans whose responsibility was assumed by the PBGC in the third quarter of 2004. Corporate operating results for the quarter and nine month periods ended September 30, 2003, exclude an environmental multi-site settlement charge of $15.7 million.

      Corporate and other costs for the quarters ended September 30, 2004 and 2003 include pension and other post-retirement benefits of $15.9 million and $9.3 million, respectively, and Corporate and other costs for the nine month periods ended September 30, 2004 and 2003, include pension and other post-retirement benefits of $33.9 million and $27.2 million, respectively. Once the disposition of commodity interests is complete and the Company emerges from the Cases, the Company expects a substantial decline in Corporate and other costs.

      Discontinued Operations. Discontinued operations includes the operating results for Alpart, Gramercy/ KJBC, Valco and the Mead Facility and gain from the sale of the Company’s interest in and related to Alpart and the Mead Facility, which were sold during the first nine months of 2004.

      Results for discontinued operations for the quarter ended September 30, 2004 improved approximately $137.0 million from the comparable period 2003. Approximately $102.0 million of such improvement resulted from the gain on the sale of the Company’s interests in and related to Alpart. The balance of the improvement primarily resulted from approximately $11.0 million of improved operating results at Alpart and $20.0 of improved operating results at Gramercy/ KJBC. A substantial majority of the improvement in results at Gramercy/ KJBC related to the improvement in the average realized alumina prices. Alpart had no operating results in the third quarter of 2004 as it was sold on July 1, 2004, as compared to the third quarter of 2003 when Alpart experienced a loss of approximately $11.0 million due to weak operating performance and lower alumina prices.

      Results for discontinued operations for the nine month period ended September 30, 2004 improved approximately $208.0 million over the comparable 2003 period. Approximately $90.0 million of such improvement resulted from the approximate $102.0 million gain on the sale of the Company’s interests in and related to Alpart and the $23.0 million gain on the sale of the Mead Facility, offset by approximately $33.0 million of impairment charges in respect of the Company’s interests in and related to Valco. The balance of the improvement primarily resulted from approximately $50.0 million of improved operating results at both Alpart and Gramercy/ KJBC, a substantial majority of which was related to the improvement in average realized alumina prices.

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

      Operating Activities. In the first nine months of 2004, Fabricated products operating activities provided $12.7 million of cash. This amount compares with the first nine months of 2003 when Fabricated products operating activities provided $15.5 million of cash. The reduction in cash provided by Fabricated products in 2004 was primarily due to increases in working capital associated with improving demand for fabricated aluminum products and an increase in primary aluminum prices offset by improved operating results. Cash provided by Fabricated products operations in 2003 was largely due to cost cutting initiatives which offset reduced product prices and shipments. All of the foregoing exclude consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the “legacy” costs that the Company internally categorizes as a corporate cash outflow. As more fully discussed in Benefit (Legacy) Cost Matters, the Company expects that substantially all such benefits related to previously existing benefit plans are likely to be cancelled as part of the reorganization process.

      In the first nine months of 2004, Commodities and Corporate operating activities used $20.1 million of cash. This amount compares with the first nine months of 2003 when Commodities and Corporate operating activities used $96.8 million of cash, which amount includes the following significant items: (a) asbestos-related insurance recoveries of $17.8 million; (b) a foreign income tax payment related to prior periods of $22.0 million; and (c) end of service benefits payments totaling approximately $12.8 million in connection with the Valco potline curtailments. The reduction in net cash used by Commodities and Corporate operating activities in 2004 over 2003 resulted primarily from improved results in the Bauxite and alumina segment (approximately $120.0 million) as a result of the operating factors discussed above. This improvement was partially offset by: (a) less cash generated by the Primary aluminum segment (approximately $10.0 million), primarily as a result of Valco being fully curtailed in the first nine months of 2004 versus having had partial operations during the first nine months of 2003; and (b) increased cash outflow in the Corporate and other segment of approximately $35.0 million attributable to higher hedging related costs, reorganization costs and other miscellaneous costs.

      Net cash used by Commodities and Corporate operating activities in 2003 resulted from a combination of adverse market factors, primarily in the commodities business segments, including: (a) primary aluminum prices that were below long-term averages, (b) higher than average fuel oil and natural gas prices, and (c) significant expenditures in respect of reorganization costs.

      Investing Activities. Total capital expenditures for Fabricated products during the first nine months ended September 30, 2004 were $4.5 million. Total capital expenditures for Commodities (including Alpart, Gramercy/ KJBC and Valco reported as discontinued operations) and Corporate during the first nine months ended September 30, 2004 were $3.4 million. The capital expenditures during the nine months ended September 30, 2004 were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities.

      Total capital expenditures for Fabricated products are currently expected to be between $15.0 million and $25.0 million per year in each of 2005 and 2006. The level of capital expenditures may be adjusted from time to time depending on the Company’s price outlook for metal and other products, KACC’s ability to assure future cash flows through the Company’s financial position and other factors.

      Financing Activities and Liquidity. On February 12, 2002, the Company and KACC entered into the DIP Facility which provides for a secured, revolving line of credit through the earlier of February 13, 2005, the effective date of a plan of reorganization or voluntary termination by the Company. In March 2003, certain of the Additional Debtors were added as co-guarantors and the DIP Facility lenders received super priority status with respect to certain of the Additional Debtors’ assets. KACC is able to borrow under the DIP Facility by means of revolving credit advances and to issue letters of credit (up to $100.0 million) in an aggregate amount equal to the lesser of $200.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by the Company and certain significant subsidiaries of KACC. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC’s option.

      The DIP Facility requires KACC to comply with certain covenants and places restrictions on the Company’s, KACC’s and KACC’s subsidiaries’ ability to, among other things, incur debt and liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business.

      On October 28, 2004, the Company and the DIP lenders completed an amendment to the DIP Facility. The amendment was approved by the Court on October 28, 2004. The major provisions of the amendment included: (1) a financial covenant was reset based on current forecasts; (2) approval of the sale of the Company’s interest in and related to QAL and formal approval of the sales of Alpart, Gramercy/ KJBC and Valco that had been previously approved through limited waivers that were set to expire on October 31, 2004; (3) a reset of the availability of the fixed asset subcomponent of the borrowing base to $50.0 million; (4) reduction of the commitment amount of the DIP Facility from $285.0 million to $200.0 million; (5) reduction of the maximum letters of credit amount to from $125.0 million to $100.0 million; and (6) a requirement for lender approval in respect of any agreement for settlement or release of intercompany claims except an agreement in form and substance identical to the Intercompany Agreement.

      The Company has previously disclosed that in connection with the amendment and the completion of the previously announced commodity asset sales, it expects that the amount of borrowing base available under the DIP Facility would be adequate to support the Company’s liquidity requirements through the remainder of the Cases. This belief is based on the fact that it was the commodity assets that subjected the Company to the most variability and exposure from both a price risk basis as well as from an operating perspective. While there can be no assurances, based on recent primary aluminum prices and recent market conditions for fabricated aluminum products, the Company currently expects availability under the DIP Facility to remain near or above the $100.0 million range.

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

      The Company and KACC currently believe that the cash and cash equivalents of $31.9 million at September 30, 2004, cash flows from operations, cash proceeds from the sale of assets that are ultimately determined not to be an important part of the reorganized entity and availability under the DIP Facility or alternative financing arrangements will provide sufficient liquidity to allow the Company to meet its obligations during the pendency of the Cases. At October 31, 2004, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $30.9 million. As of October 31, 2004, $125.0 million (of which $69.1 million could be used for additional letters of credit) was estimated to be available to the Company under the DIP Facility.

Capital Structure

      MAXXAM Inc. (“MAXXAM”) and one of its wholly owned subsidiaries collectively own approximately 63% of the Company’s Common Stock, with the remaining approximately 37% of the Company’s Common Stock being publicly held. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the interests of the stockholders. However, it is likely that MAXXAM’s equity interests will be cancelled without consideration as a part of a plan of reorganization. In accordance with the Code and the DIP Facility, the Company and KACC are not permitted to pay any dividends or purchase any of their common or preference stock.

Critical Accounting Policies

      Critical accounting policies are those that are both very important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. While the Company believes that all aspect of its financial statements should be studied and understood in assessing its current (and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include:

1. The consolidated financial statements as of and for the quarter and nine month periods ending September 30, 2004 have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, (“SOP 90-7”), and do not include possible impacts arising in respect of the Cases. The interim consolidated financial statements included elsewhere in this Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence.

Adjustments necessitated by such plans, arrangements or other actions could materially change the interim consolidated financial statements included elsewhere in this Report. For example,

a. If the Company were to decide to sell certain assets not deemed a critical part of a reorganized Kaiser, such asset sales could result in gains or losses (depending on the asset sold) and such gains or losses could be significant. This is because, under generally accepted accounting principles (“GAAP”), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company’s own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodity facilities, the Company, through the third quarter of 2003, still considered all of its commodity assets as “held for use,” as no definite decisions had been made regarding the disposition of such assets. However, based on additional negotiations with prospective buyers and discussions with key constituents, the Company concluded that dispositions of Gramercy/ KJBC and Valco were possible and, therefore, that recoverability should be considered differently as of December 31, 2003 and subsequent periods. As a result of the change in status, the Company recorded impairment charges of approximately $33.0 million in the first quarter of 2004 and $368.0 million in the fourth quarter of 2003. The actual amount of gain or loss may differ from these amounts as a result of closing adjustments and other matters.

b. Additional pre-Filing Date claims may be identified through the proof of claim reconciliation process and may arise in connection with actions taken by the Debtors in the Cases. For example, while the Debtors consider rejection of the Bonneville Power Administration (“BPA”) contract to have been in the Company’s best long-term interests, such rejection may increase the amount of pre-Filing Date claims by approximately $75.0 million based on the BPA’s proof of claim filed in connection with the Cases in respect of the contract rejection.

c. As more fully discussed below, the amount of pre-Filing Date claims ultimately allowed by the Court in respect of contingent claims and benefit obligations may be materially different from the amounts reflected in the Consolidated Financial Statements.

While valuation of the Company’s assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the Company currently believes that it is likely that its liabilities will be found in the Cases to exceed the fair value of its assets. Therefore, the Company currently believes that, with limited exceptions, it is likely that substantially all pre-Filing Date claims will be paid at less than 100% of their face value and the equity interests of the Company’s stockholders will be cancelled without consideration.

Additionally, upon emergence from the Cases, the Company expects to apply “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor’s liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of the pending and completed asset sales and liabilities subject to compromise (that will be relieved upon emergence), meaningful comparison between the current historical financial statements and the financial statements upon emergence may be to difficult to make.

2. The Company’s judgments and estimates with respect to commitments and contingencies, in particular: (a) future asbestos related costs and obligations as well as estimated insurance recoveries, and (b) possible liability in respect of claims of unfair labor practices (“ULPs”) which were not resolved as a part of the Company’s September 2000 labor settlement.

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount (or a range) of possible loss is “estimatable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, the Company typically consults outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. The Company may, in fact, obtain an adverse ruling in a matter that it did not consider a “probable” loss and which, therefore, was not accrued for in its financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter. Further, in estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, the Company may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range.

The Company has had two potentially material contingent obligations that are subject to significant uncertainty and variability in their outcome: (a) the United Steelworkers of America’s (“USWA”) ULP claim, and (b) the net obligation in respect of asbestos-related matters. Both of these matters are discussed in Note 7 of Notes to Interim Consolidated Financial Statements and it is important that you read this note.

As more fully discussed in Note 7 of Notes to Interim Consolidated Financial Statements, we have not accrued any amount in our September 30, 2004 financial statements in respect of the USWA ULP matter. We did not accrue any amount in the past as we did not consider the loss to be “probable.” Our assessment had been that the possible range of loss in this matter was anywhere from zero to $250.0 million based on the proof of claims filed (and other information provided) by the National Labor Relations Board (“NLRB”) and USWA in connection with the Company’s and KACC’s reorganization proceedings. While the Company continues to believe that the ULP charges were without merit, during January 2004, the Company agreed to allow a claim in favor of the USWA in the amount of the $175.0 million as a compromise and in return for the USWA agreeing to substantially reduce and/or eliminate certain benefit payments as more fully discussed in Note 9 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As the agreement to settle this matter was contingent on NLRB and Court approval and ratification by union members, this amount was not reflected in the Company’s consolidated financial statements at September 30, 2004. However, the charge and an offsetting liability associated with the settlement of this matter will be reflected in the Company’s consolidated financial statements if and when the agreement with the USWA is ultimately approved by the Court.

Also, as more fully discussed in Note 7 of Notes to Interim Consolidated Financial Statements, KACC is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during their employment or association with KACC or by exposure to products containing asbestos last produced or sold by KACC more than 20 years ago. It is difficult to predict the number of claims that will ultimately be made against KACC or the settlement value of such claims. As of September 30, 2004, KACC had recorded an obligation for approximately $610.1 million in respect of pending and an estimate of possible future asbestos claims through 2011. The Company did not accrue for amounts past 2011 because the Company believed that significant uncertainty existed in trying to estimate any such amounts. However, it is possible that a different number of claims will be made through 2011 and that the settlement amounts during this period may differ and that this will cause the actual amounts to differ materially from the Company’s estimate. Further, the Company expects that, during its reorganization process, an estimate will have to be made in respect of its exposure to asbestos-related claims after 2011 and that such amounts could be substantial. Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. However, during the pendency of the Cases, KACC expects additional asbestos claims will be asserted as part of the claims process. A separate creditors’ committee representing the interests of the asbestos claimants, the ACC, has been appointed. The Debtors’ obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

The Company believes that KACC has insurance coverage in respect of its asbestos-related exposures and that substantial recoveries in this regard are probable. At September 30, 2004, KACC had recorded a receivable for approximately $463.1 million in respect of expected insurance recoveries related to existing claims and the estimate future claims through 2011. However, the actual amount of insurance recoveries may differ from the amount recorded and the amount of such differences could be material. Further, depending on the amount of asbestos-related claims ultimately determined to exist (including those in the periods after 2011), it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available.

See Note 7 of Notes to Interim Consolidated Financial Statements for a more complete discussion of these matters.

3. The Company’s judgments and estimates in respect of its employee benefit plans.

Pension and post-retirement medical obligations included in the consolidated balance sheet are based on assumptions that are subject to variation from year-to-year. Such variations can cause the Company’s estimate of such obligations to vary significantly. Restructuring actions (such as the indefinite curtailment of the Mead smelter in January 2003) can also have a significant impact on such amounts.

For pension obligations, the most significant assumptions used in determining the estimated year-end obligation are the assumed discount rate and long-term rate of return (“LTRR”) on pension assets. Since recorded pension obligations represent the present value of expected pension payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) will cause the estimated obligations to increase. Conversely, an increase in the discount rate will cause the estimated present value of the obligations to decline. The LTRR on pension assets reflects the Company’s assumption regarding what the amount of earnings will be on existing plan assets (before considering any future contributions to the plans). Increases in the assumed LTRR will cause the projected value of plan assets available to satisfy pension obligations to increase, yielding a reduced net pension obligation. A reduction in the LTRR reduces the amount of projected net assets available to satisfy pension obligations and, thus, causes the net pension obligation to increase.

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

As more fully discussed in Note 9 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, certain of the Company’s material pension and medical benefit plans are being (or have been) terminated as a part of the Company’s reorganization efforts.

In preparing the Company’s financial statements at September 30, 2004, the Company has reflected its obligations in respect of the Terminated Plans using assumptions consistent with those used in accordance with GAAP for ongoing plans. The Company believes that this represents a reasonable estimation methodology. The Company currently believes that there are arguments that it can make that the final allowed claim amounts should be less than that reflected in the financial statements. The Company also expects that certain constituents will assert that the value of their obligations is in excess of the amounts reflected in the financial statements.

See Note 9 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Recent Events and Developments, Benefit (Legacy) Cost Matters above for information regarding the Company’s pension and post-retirement obligations. Actual results may differ from the assumptions made in computing the estimated September 30, 2004 obligations and such differences may be material.

4. The Company’s judgments and estimates in respect to environmental commitments and contingencies.

The Company and KACC are subject to a number of environmental laws and regulations (“environmental laws”), to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. KACC currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 (“CERCLA”), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

Based on the Company’s evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred on a going concern basis in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. However, making estimates of possible environmental remediation costs is subject to inherent uncertainties. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.

An example of how environmental accruals could change is provided by the multi-site agreement discussed in Note 7 of Notes to Interim Consolidated Financial Statements. Another example discussed in Note 7 of Notes to Interim Consolidated Financial Statements is the agreements ultimately reached with the parties and approved by the Court in October 2004 pursuant to which KACC resolved environment obligations in return for cash payments totaling approximately $27.3 million. As a means of expediting the reorganization process and to assure treatment of the claims under a plan of reorganization that is favorable to the Debtors and their stakeholders, it may be in the best interests of the stakeholders for the Company to agree to claim amounts in excess of previous accruals, which were based on an ordinary course, going concern basis.

Contractual Obligations and Commercial Commitments

      The following summarizes the Company’s significant contractual obligations at September 30, 2004, after discontinued operations reclassifications, (dollars in millions):

		Payments Due in

		Less Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt, including capital lease of $2.4(a)	$3.4	$1.2	$1.4	$.8	$—
Operating leases	15.5	7.5	6.8	.5	.7

Total cash contractual obligations	$18.9	$8.7	$8.2	$1.3	$.7

(a)	See Note 5 of Notes to Interim Consolidated Financial Statements for information in respect of long-term debt. Long-term debt obligations exclude debt subject to compromise of approximately $848.2 million, which amounts will be dealt with in connection with a plan of reorganization. See Notes 1 and 5 of Notes to Interim Consolidated Financial Statements for additional information about debt subject to compromise.

      The following paragraphs summarize the Company’s off-balance sheet arrangements.

      KACC owns a 20% interest in QAL, which owns one of the largest and most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. KACC currently sells its share of QAL’s production to third parties. The shareholders, including KACC, purchase bauxite from another QAL shareholder under long-term purchase contracts. These tolling and purchase contracts are scheduled to expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. KACC’s share of the aggregate minimum amount of future principal payments as of September 30, 2004 is $60.0 million, which will mature in varying amounts from 2005 to 2008. KACC’s share of QAL’s scheduled debt principal repayment in July 2003 was funded with additional QAL borrowings. KACC’s share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70 million and $100 million per year over the past three years. However, as discussed more fully in Notes 1 and 4 of Notes to Interim Consolidated Financial Statements, the Company is selling its interests in QAL. When KACC’s interest in QAL are sold, KACC’s obligations in respect of its share of the QAL debt will be assumed by the buyer. The Company has agreements to supply alumina to and to purchase aluminum from Anglesey, a 49.0%-owned aluminum smelter in Holyhead, Wales.

      As of September 30, 2004, outstanding letters of credit under the DIP Facility were approximately $30.4 million, substantially all of which expire within the next twelve months. The letters of credit relate primarily to environmental, insurance and other activities.

      Upon emergence from Chapter 11 proceedings, the Company anticipates that it will provide a form of defined contribution pension plan in respect of its salaried employees. Any such plans ultimately adopted will be subject to a number of approvals. The Company currently estimates that the total annual cash cost of such plans would be less than $5.0 million and, if approved, would likely be required to be funded commencing some time in 2005.

      Pursuant to the terms of the USWA agreement (see Note 7 of Notes to Interim Consolidated Financial Statements), KACC will be required to make annual contributions into the Steelworkers Pension Trust on the basis of one dollar per USWA employee per hour worked. In addition, KACC will institute a defined contribution pension plan for active USWA employees. KACC contributions to the plan will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on age. In addition, in connection with the settlement with the PBGC, the Company will continue to sponsor specific pension plans at four of the Company’s locations and will satisfy the estimated $4.4 million minimum funding standard when the settlement agreement is approved by the Court. The Company currently estimates that contributions to all such plans will range from $3.0 million to $6.0 million per year.

      As a replacement for the Company’s current postretirement benefit plans, the Company agreed to contribute certain amounts to one or more VEBAs. Such contributions are to include:

•	An amount not to exceed $36.0 million and payable on emergence from the Chapter 11 proceedings so long as the Company’s liquidity (i.e. cash plus borrowing availability) is at least $50.0 million after considering such payments. To the extent that less than the full $36.0 million is paid and the Company’s interests in Anglesey are subsequently sold, a portion of such sales proceeds, in certain circumstances, will be used to pay the shortfall.

•	On an annual basis, 10% of the first $20.0 million of annual cash flow, as defined, plus 20% of annual cash flow, as defined, in excess of $20.0 million. Such annual payments shall not exceed $20.0 million and will also be limited (with no carryover to future years) to the extent that the payments do not cause the Company’s liquidity to be less than $50.0 million.

•	Advances of $3.1 million in June 2004 and $1.9 million per month thereafter until the Company emerges from the Cases. Any advances made pursuant to such agreement will constitute a credit toward the $36.0 million maximum contribution due upon emergence.

      On June 1, 2004, the Court approved an order making the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 notwithstanding that the Intercompany Agreement was not effective as of that date. In October 2004, the Company entered into an amendment to USWA agreement, which is subject to Court approval. As provided in the amendment, the Company will be required to pay an additional annual contribution of $1.0 million. The amended agreement is expected to be approved by the Court in November 2004. However, the USWA, the Company and the UCC retain the right to terminate the agreement if the Intercompany Agreement is not approved by the Court.

      In connection with the sale of the Gramercy facility and KJBC, the Company indemnified the buyer against losses suffered by the buyer that result from any breaches of certain seller representations and warranties up to $5.0 million which amount has been recorded in Other accrued liabilities in the accompanying financial statements. The indemnity expires in October 2006.

      In November 2004, the Company entered into an agreement to sell its interest in and related to QAL. Gross proceeds from the sale are expected to be approximately $401.0 million, subject to various working capital adjustments and the assumption of the Company’s obligations in respect of approximately $60.0 million of QAL debt. The vast majority of the value realized in respect of the Company’s interests in and related to QAL is likely to be for the benefit of holders by the Senior Notes, the Sub Notes and PBGC. The agreement was approved by the Court on November 8, 2004 and is expected to close in the first quarter of 2005, but is subject to a number of approvals including from QAL’s lenders and the Australian government.

      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 million to $80.0 million. KACC expects to fund such Exit Costs using the proceeds to be received under the proposed Intercompany Agreement together with existing cash resources and available liquidity under an exit financing facility that will replace the current Post-Petition Credit Agreement (see Note 5 of Notes to Interim Consolidated Financial Statements). Given the material portion of the Exit Costs represented by the expected Intercompany Agreement payments, such payments are a critical element for KACC’s successful emergence from the Cases. If the proposed Intercompany Agreement were not ultimately approved by the Court or otherwise put into effect or a reasonable alternative were not negotiated, it is unlikely that KACC or its other debtor subsidiaries will be able to emerge from Chapter 11. Management believes it will be able to successfully resolve any issues that may arise in respect of the proposed Intercompany Agreement or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard. An exit financing facility to replace the current Post-Petition Credit Agreement is also critical for KACC’s successful emergence from the Cases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 2 and 8 of Notes to Interim Consolidated Financial Statements, KACC historically has utilized hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate KACC’s exposure to changes in foreign currency exchange rates. However, because the agreements underlying KACC’s hedging positions provided that the counterparties to the hedging contracts could liquidate KACC’s hedging positions if KACC filed for reorganization, KACC chose to liquidate these positions in advance of the initial Filing Date. KACC has only completed limited hedging activities since the Filing Date (see below). The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.

Sensitivity

      Alumina and Primary Aluminum. The Company has historically been exposed to commodity price risks and opportunities in respect of alumina and primary aluminum production in excess of internal requirements that has been sold in domestic and international markets. KACC’s hedging transactions have been intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. As of September 30, 2004, the Company had options covering substantially all of the Company’s net hedgeable volume for the fourth quarter of 2004 (at a strike price of approximately $1.75 per pound).

      After considering completed sales of Alpart, Gramercy/ KJBC and Valco and assuming that the Company’s interests in QAL are sold (and that Anglesey remains a part of the emerging entity), the Company would no longer be a net seller of alumina and aluminum. Rather, net sales of primary aluminum by Anglesey (reduced partially by the equivalent primary aluminum impact of its alumina requirements) would only offset a portion of the primary aluminum requirements of the fabricated products business. As such, the emerging entity would be a net consumer of primary aluminum. However, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. While the fabricated aluminum products business does from time to time, enter into fixed price arrangements (that include the primary aluminum price component), in such instances, the Company may use third party hedging instruments to eliminate price exposure or may consider the related metal price risk as being offset by (as a notional (internal) hedge) primary aluminum to be produced at Anglesey. At September 30, 2004, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of fixing or capping the metal price component of those contracts during the last quarter of 2004 and for the period 2005 — 2008 totaling approximately (in 000 pounds of primary aluminum): 2004: 34,000, 2005: 84,000, 2006: 35,000, 2007: 34,000, and 2008: 10,000.

      Foreign Currency. KACC enters into forward exchange contracts to hedge material cash commitments for foreign currencies. KACC’s primary foreign exchange exposure is related to KACC’s Australian Dollar (A$) commitments in respect of activities associated with QAL. The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1.5 million (decrease) increase in the Company’s annual pre-tax operating income.

Item 4.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

      Changes in Internal Control. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Additionally, no changes in the Company’s internal controls over financial reporting have occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      Reference is made to Part I, Item 3. “LEGAL PROCEEDINGS” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for information concerning material legal proceedings with respect to the Company.

      Environmental Settlements. The Company has previously disclosed that is possible that its assessment of environmental accruals could increase because it may be in the interests of all stakeholders to agree to increased amounts to, among other things, achieve a claim treatment that is favorable and to expedite the reorganization process.

      In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the Company reported that it was close to entering agreements with various parties pursuant to which a substantial portion of the unresolved environmental claims could be resolved for approximately $25.0 million-$30.0 million. In the third quarter of 2004, agreements with the affected parties were reached and Court approval for such agreements was received. During October 2004, the Company has paid approximately $27.3 million to resolve these liabilities. The amounts paid approximated the amount of liabilities recorded and did not result in any material net gain or loss.

      Other Environmental Matters. During April 2004, KACC was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect of KACC’s Trentwood facility in the State of Washington. KACC is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. KACC believes it is in compliance with all applicable environmental laws and requirements at the Trentwood facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company’s or KACC’s financial statements.

      Other Personal Injury Claims. KACC has received other personal injury claims related to noise induced hearing loss (approximately 2,900 claims) and exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively). The Company believes that all such claims are pre-petition claims that will be resolved by the Cases. The Company cannot presently determine the impact or value of these claims. However, the Company currently expects that all such claims will be transferred, along with certain rights against certain corresponding insurance policies, to a separate trust along with (similar to) the settled hearing loss cases, whether or not such claims are settled prior to the Company’s emergence from the Cases.

Item 6.	Exhibits

Exhibit
Number		Description

2.1		Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation (“KACC”), Kaiser Bauxite Company (“KBC”), Gramercy Alumina LLC and St. Ann Bauxite Limited (incorporated by reference to Exhibit 2.01 to the Report on Form 8-K, dated as of September 30, 2004, filed by Kaiser Aluminum Corporation (“KAC”), File No. 1-9447).
2.2		Purchase Agreement, dated as of October 29, 2004, between KACC, and the Government of Ghana (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K, dated as of October 29, 2004, filed by KAC, File No. 1-9447).
*2	.3	Purchase Agreement, dated as of September 22, 2004, between KACC, Kaiser Alumina Australia Corporation (“KAAC”) and Comalco Aluminium Limited.
*2	.4	Agreement to Submit Qualified Bid for QAL, dated as of September 22, 2004, between KACC, KAAC and Glencore AG.
*2	.5	Purchase Agreement, dated as of October 28, 2004, among KACC, KAAC and Alumina & Bauxite Company Ltd.
*4	.1	Waiver Letter with Respect to Post-Petition Credit Agreement dated September 29, 2004, amending the Post-Petition Credit Agreement dated February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent.
*4	.2	Seventh Amendment to Post-Petition Credit Agreement dated October 28, 2004, amending the Post-Petition Credit Agreement dated February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent.
*10	.1	Amended Employment Agreement, dated October 1, 2004, between KACC and Edward F. Houff.
*10	.2	Settlement and Release Agreement dated as of October 5, 2004 by and among the Debtors and the Creditors’ Committee.
*10	.3	Settlement Agreement dated October 14, 2004, between KACC and the Pension Benefit Guaranty Corporation.
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. Schedules are omitted from the agreements filed as Exhibits 2.1 through 2.5; however, the Company will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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

Daniel D. Maddox
Vice President and Controller
(Principal Accounting Officer)

Dated: November 12, 2004

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Purchase Agreement, dated as of May 17, 2004, among KACC, KBC, Gramercy Alumina LLC and St. Ann Bauxite Limited (incorporated by reference to Exhibit 2.01 to the Report on Form 8-K, dated as of September 30, 2004, filed by Kaiser Aluminum Corporation (“KAC”), File No. 1-9447).
2.2		Purchase Agreement, dated as of October 29, 2004, between KACC, and the Government of Ghana (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K, dated as of October 29, 2004, filed by KAC, File No. 1-9447).
*2	.3	Purchase Agreement, dated as of September 22, 2004, between KACC, Kaiser Alumina Australia Corporation (“KAAC”) and Comalco Aluminium Limited.
*2	.4	Agreement to Submit Qualified Bid for QAL, dated as of September 22, 2004, between KACC, KAAC and Glencore AG.
*2	.5	Purchase Agreement, dated as of October 28, 2004, among KACC, KAAC and Alumina & Bauxite Company Ltd.
*4	.1	Waiver Letter with Respect to Post-Petition Credit Agreement dated September 29, 2004, amending the Post-Petition Credit Agreement dated February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent.
*4	.2	Seventh Amendment to Post-Petition Credit Agreement dated October , 2004, amending the Post-Petition Credit Agreement dated February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent.
*10	.1	Amended Employment Agreement, dated October 1, 2004, between KACC and Edward F. Houff.
*10	.2	Settlement and Release Agreement dated as of October 5, 2004 by and among the Debtors and the Creditors’ Committee.
*10	.3	Settlement Agreement dated October 14, 2004, between KACC and the Pension Benefit Guaranty Corporation.
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. Schedules are omitted from the agreements filed as Exhibits 2.1 through 2.5; however, the Company will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.