Form 10-K
period 2004-12-31
KAISER ALUMINUM CORP
filed 2005-03-31
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number 1-9447
KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3030279
(State of Incorporation)	(I.R.S. Employer Identification No.)
27422 PORTOLA PARKWAY, SUITE 350,
FOOTHILL RANCH, CALIFORNIA 92610-2831
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:
(949) 614-1740
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      As of June 30, 2004, there were 79,826,028 shares of the Common Stock of the registrant outstanding. As of June 30, 2004, the aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the average bid and asked price of the Common Stock as reported by the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc., for June 30, 2004 (which was the last day of the registrant’s most recently completed second fiscal quarter) was $.9 million. However, the market value of the registrant’s Common Stock may not be meaningful, because as part of a plan of reorganization for the registrant, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.
      As of February 28, 2005 there were 79,680,645 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
None

NOTE
      Kaiser Aluminum Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 132-137 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form  10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits:
Corporate Secretary
Kaiser Aluminum Corporation
27422 Portola Parkway, Suite 350
Foothill Ranch, California 92610-2831
(949) 614-1740

(i)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

(ii)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
PART I

Item 1.	Business
      This Annual Report on Form 10-K (the “Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report (including, but not limited to, Item 1. “Business — Business Operations” “— Competition” “— Environmental Matters,” and “— Factors Affecting Future Performance,” Item 3. “Legal Proceedings,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. Certain sections of this Report identify other factors that could cause differences between such forward-looking statements and actual results (for example, see Item 1. “Business — Factors Affecting Future Performance”). No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
General
      Kaiser Aluminum Corporation (“Kaiser” or the “Company”) is a Delaware corporation organized in 1987. The Company operates primarily through its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”). The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in an aluminum smelter in Wales, UK. Kaiser and certain of its subsidiaries have filed separate petitions in the United States Bankruptcy Court for the District of Delaware (the “Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”) and are currently managing their businesses as “debtor in possession”. The Company, KACC and the KACC subsidiaries are collectively referred to herein as the “Debtors” and the Chapter 11 proceedings of these entities are collectively referred to herein as the “Cases.” For purposes of this Report, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Case.
      When the restructuring process began, Kaiser was an integrated producer in the aluminum industry with operations that included the production and sale of bauxite, alumina, and primary aluminum (the “commodities interests”) and the production of fabricated aluminum products. However, the Company’s strategic reviews indicated that its commodities interests were typically higher cost, required significant capital investment, and exposed the Company to significant volatility and cash consumption during weak pricing environments. As a result, Kaiser implemented a strategy of focusing on its fabricated products operations and divesting its commodities interests. The Company has sold most of its commodity interests and anticipates completing one additional sale (i.e. the sale of a 20% interest in an Australian alumina refinery) in April 2005.
Business Operations

•	Fabricated Products Business Unit
      Overview. Kaiser’s Fabricated products business unit produces rolled, extruded, drawn, and forged aluminum products used principally for aerospace and defense, automotive, consumer durables, electrical, and machinery and equipment end-use applications. Kaiser’s participation is focused generally in specialty niches of these larger product categories. Over the last three years, the Company’s eleven North American fabricated products manufacturing facilities have produced and shipped approximately 400 million pounds of fabricated aluminum products in each year. In general, products manufactured are in one of four broad categories: general engineering (“GE”), aerospace and high strength (“Aero/HS”), automotive (“Auto”), and custom industrial (“CI”).
      A description of the manufacturing processes and category of products at each of the 11 production facilities is shown below:

Manufacturing
Location	Process	Types of Products

Chandler, Arizona	Drawing	Aero/HS
Greenwood, South Carolina	Forging	Auto
Jackson, Tennessee	Extrusion/Drawing	Aero/HS, GE
London, Ontario	Extrusion	Auto, CI
Los Angeles, California	Extrusion	GE, CI
Newark, Ohio	Extrusion/Rod Rolling	Aero/HS, GE, Conversion products(1)
Richland, Washington	Extrusion	Aero/HS, GE
Richmond, Virginia	Extrusion/Drawing	GE, Auto, CI
Sherman, Texas	Extrusion	Auto, CI
Spokane, Washington	Flat Rolling	Aero/HS, GE
Tulsa, Oklahoma	Extrusion	GE

(1)	Conversion products can undergo one or two additional processing steps before being identified to an end-use application.
      Further discussion is provided below in respect of major types of products produced and the types of manufacturing processes employed.
      As can be seen in the table above, many of the facilities employ the same basic manufacturing process and produce the same type of products. Over the past several years, given the similar economic and other characteristics at each location, Kaiser has made a significant effort to more tightly integrate the management of its Fabricated products business unit across multiple manufacturing locations, product lines, and target markets to maximize the efficiency of product flow to customers. Purchasing is centralized for a substantial portion of the Fabricated products business unit’s primary aluminum requirements in order to try to maximize price, credit and other benefits. Because many customers purchase a number of different products that are produced at different plants, there has also been substantial integration of the sales force and its management. The Company believes that integration of its operations will allow the Company to capture efficiencies while allowing the plant locations to remain highly focused.
      Industry sales margins for fabricated products fluctuate in response to competitive and market dynamics. However, changes in primary aluminum price typically are passed through to customers, and, where fabricated product shipments are based on firm prices (including the primary aluminum content), the Company’s exposure to metal price fluctuations is mitigated by employing appropriate hedging techniques. For internal reporting purposes, whenever the Fabricated products business unit enters into a firm price contract, it also enters into an “internal hedge” with the Primary aluminum business unit, so that all the metal price risk resides in the Primary aluminum business unit. Results from internal hedging activities between the two business units eliminates in consolidation.
      In a majority of the cases, the operations purchase primary aluminum ingot and recycled and scrap aluminum in varying percentages depending on various market factors including price and availability. Primary aluminum purchased for the Fabricated products business unit is typically based on the Average Midwest Transaction Price (“Midwest Price”), which typically ranges between $.03 to $.075 per pound above the price traded on the London Metal Exchange (“LME”) depending on primary aluminum supply/demand dynamics in North America. Recycled and scrap aluminum are typically purchased at a modest discount to ingot prices but can require additional processing. In addition to producing fabricated aluminum products for sale to third parties, certain of the plants provide one another with billet, log or other intermediate material in lieu of purchasing such items from third party suppliers. For example, a substantial majority of the product from the Richland, Washington location is used as base input at the Chandler, Arizona location; the Sherman plant is currently supplying billet and logs to the Tulsa, Oklahoma facility; the Richmond, Virginia plant typically receives some portion of its metal supply from either (or both of) the London, Ontario or Newark, Ohio facilities; and the Newark, Ohio facility also supplies billet and log to the Jackson, Tennessee facility and extruded forge stock to the Greenwood, South Carolina facility.

Types of Products Produced
      General Engineering Products — General engineering products have a wide range of uses and applications, many of which involve further fabrication of these products for numerous transportation and industrial end uses. Demand growth and cyclicality tends to mirror broad economic patterns and industrial activity in North America. A substantial majority of the Company’s GE products are sold to large distributors in North America, with orders often representing standard catalog items shipped with a relatively short lead-time. Key competitive dynamics reflect a variety of factors including product-line breadth, product quality, delivery performance and customer service, in addition to product price. The Company services this market with a nationwide sales force focused on GE and Aero/HS products.
      Aerospace and High Strength Products — Aero/HS products include aerospace, defense, and recreational products, a majority of which are sold to distributors with the remainder being sold directly to customers. Sales are made either under contracts (with terms spanning from one year to several years) or order-by-order basis. The Company serves this market with a North American sales force focused on GE and Aero/HS products and direct sales representatives in Western Europe. The key demand drivers are commercial aircraft builds (which in turn are often reflective of broad economic patterns) and defense spending.
      Automotive Extruded and Forged Products — The Company supplies extruded, drawn, and forged aluminum products for applications in the North American automotive industry. Kaiser supplies a wide variety of products, including extruded products for anti-lock braking systems, drawn tube for drive shafts, and forgings for suspension control arms and drive train yokes. For some products, Kaiser performs limited fabrication. Customers primarily include tier-one suppliers to equipment manufacturers. Sales contracts for these products are typically medium to long-term in length. Almost all sales of automotive extruded and forged products occur through direct channels. The key demand drivers have been (a) North American light vehicle builds and (b) increased use of aluminum in vehicles as aluminum displaces steel parts to reduce vehicle weight in response to ever-tightening governmental standards for vehicle emissions.
      Custom Industrial Products — The Company manufactures custom products for many end uses, including consumer durables, electrical, machinery and equipment, and truck trailer applications. A significant portion of Kaiser’s custom industrial product sales in recent years has been for water heater anodes, truck trailers and electrical/electronic heat exchangers. The Company typically sells custom shapes directly to end-users under medium-term contracts. The Company sells these products using a nationwide direct sales force that works closely with the technical sales organization in pre-sale efforts.
      Concentrations — In 2004, the Fabricated products business unit had approximately 500 customers. The largest and top five customers for fabricated products accounted for approximately 12% and 32%, respectively, of the business unit’s third-party net sales in 2004. See Item 1. “Business — Competition” in this Report. Sales are made directly to end-use customers and distributors by KACC sales personnel located in the United States and Europe, and by independent sales agents in Asia, Mexico and the Middle East.
      GE and Aero/HS shipments in recent years have been approximately 50% and 20%, respectively, of total Fabricated products business unit shipments with the remainder being relatively equally split between Auto and CI. However, on a revenue basis, Aero/HS would be approximately double its relative shipment percentage and CI would be approximately half its relative shipment percentage, reflecting the relative pricing of these types of products.

Types of Manufacturing Processes Employed
      Flat Rolled Products — The traditional manufacturing process for aluminum rolled products uses ingot as the starter material. The ingot is processed through a series of rolling operations, both hot and cold. Finishing steps may include heat treatment, annealing, coating, stretching, leveling or slitting to achieve the desired metallurgical, dimensional and performance characteristics. Aluminum rolled products are manufactured using a variety of alloy mixtures, a range of tempers (hardness), gauges (thickness) and widths, and various coatings and finishes. Rolled aluminum semi-finished products are generally either sheet (under .25 inches in thickness) or plate (up to 15 inches in thickness). The vast majority of the North American market for aluminum rolled products uses (a) “common alloy” material for construction and other applications, and (b) beverage/food can sheet. However, these are products and markets in which Kaiser chooses not to participate. Rather, Kaiser has chosen to focus its efforts on “heat treat” products. Heat treat products are distinguished from common alloy products by higher strength and other desired product attributes, which result in higher value added in the market than for most other types of rolled products. The size of this specialized market segment is less than 10% of the total flat-rolled market. The primary end use of heat treat rolled sheet and plate is for aerospace and GE products.
      Extruded Products — The extrusion process typically starts with a cast billet, which is an aluminum cylinder of varying length and diameter. The first step in the process is to heat the billet to an elevated temperature whereby the metal is malleable. The billet is put into an extrusion press and pushed, or extruded, through a die that gives the material the desired two-dimensional cross section. The material is either quenched as it leaves the press, or subjected to a post extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is then straightened by stretching and cut to length before being hardened in aging ovens. The largest end uses of extruded products are in the construction, transportation (including automotive), custom industrial, and general engineering segments. Building products represents the largest end use market for extrusions by a significant amount. However, Kaiser has chosen to focus its efforts in the production of transportation, general engineering and custom industrial products.
      Forged Products — Forging is a manufacturing process in which metal is pressed, pounded or squeezed under great pressure into high strength parts known as forgings, creating unique property characteristics. Forged parts are heat treated before final shipment to the customer. The end uses are primarily in transportation, where high strength to weight product qualities are valued. Kaiser’s participation is highly focused on certain types of automotive applications.

Legal Structure
      All of the Company’s fixed assets utilized by the Fabricated products business unit are owned directly by KACC with two exceptions: (1) the London, Ontario facility is owned by Kaiser Aluminum & Chemical of Canada Limited (“KACOCL”), a wholly owned subsidiary, which was one of KACC’s subsidiaries that filed a petition for reorganization under the Code in January 2003, and (2) the Richmond, Virginia facility, which is owned by Kaiser Bellwood Corporation (“Bellwood”), a wholly owned subsidiary of KACC, filed a petition for reorganization in February 2002. The Company does not believe that KACOCL’s or Bellwood’s operations have been adversely affected by the Cases.

• Primary Aluminum Business Unit
      The Primary aluminum business unit, after excluding discontinued operations, has been redefined by management as containing two primary elements: (a) activities related to the Company’s interests in and related to Anglesey Aluminium Limited (“Anglesey”), and (b) primary aluminum hedging-related activities.
      Anglesey. KACC owns a 49% interest in Anglesey, which owns an aluminum smelter at Holyhead, Wales. The smelter has a total annual rated capacity of approximately 135,000 metric tons of which approximately 66,150 metric tons of the annual rated capacity are available to the Company. The Anglesey smelter uses pre-bake technology. KACC supplies 49% of Anglesey’s alumina requirements and purchases 49% of Anglesey’s aluminum output at market related prices. Anglesey produces billet, rolling ingot and sow for the U.K. and European marketplace. KACC sells its share of Anglesey’s output to third parties.

The price received for sales of production from Anglesey typically approximate the LME price. KACC also realizes a premium (historically between $.05 and $.12 per pound above LME price depending on the product) for sales of value added products such as billet and rolling ingot. Anglesey operates under a power agreement that provides sufficient power to sustain its operations at full capacity through September 2009. Rio Tinto Plc owns the remaining 51% ownership interest in Anglesey. As majority shareholder, Rio Tinto has day-to-day operating responsibility for Anglesey, although certain decisions require unanimous approval of the shareholders.
      Anglesey did not file a petition for reorganization. KACC does not believe Anglesey’s operations have been adversely affected as a result of the Cases as the Debtors received the authority from the Court to fund the Debtors’ cash requirements in respect of Anglesey in the ordinary course of business.
      Hedging. KACC’s share of primary aluminum production from Anglesey is approximately 150,000,000 pounds annually. Because KACC purchases alumina for Anglesey at prices linked to primary aluminum prices, only a portion of the Company’s net revenues associated with Anglesey are exposed to price risk. The Company estimates the net portion of its share of Anglesey production exposed to primary aluminum price risk to be approximately 100,000,000 pounds annually.
      As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during 2002, 2003, and 2004 and the shipments for which the Company had price risk were (in millions of pounds) 99.0, 97.6, and 119.0, respectively.
      During the last three years the volume of fabricated products shipments with underlying primary aluminum price risk, were roughly the same as the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. For internal reporting purposes, whenever the Fabricated products business unit enters into a firm price contract, the Primary aluminum business unit and Fabricated products business unit segments enter into an “internal hedge” so that all the metal price risk resides in the Primary aluminum business unit. Results from internal hedging activities between the two segments eliminates in consolidation. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.
      Primary aluminum-related hedging activities have been managed centrally on behalf of all of KACC’s business segments to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. Hedging activities are conducted in compliance with a policy approved by the Company’s board of directors, and hedging transactions are only entered into after appropriate approvals are obtained from the Company’s hedging committee (which includes the Company’s chief executive officer and chief financial officer).

• Discontinued Operations
      Prior to 2004, KACC was a major producer of primary aluminum and sold significant amounts of its alumina and primary aluminum production in domestic and international markets. KACC’s strategy was to sell a substantial portion of the alumina and primary aluminum available to it in excess of its internal requirements to third parties. However, as more fully discussed in Note 5 of Notes to Consolidated Financial Statements and below, the Company is selling or has sold all of its commodity-related interests other than its interests in and related to Anglesey.
      Valco. The Company, with Court approval, sold its interests in and related to Volta Aluminium Company Limited (“Valco”) in October 2004. KACC owned a 90% interest in Valco, which owns an aluminum smelter in Ghana. The smelter has a total annual capacity of approximately 200,000 tons of which approximately 180,000 tons of the annual capacity was available to KACC. KACC’s share of the primary aluminum was sold to third parties. Valco’s operating level was subject to fluctuations resulting from the amount of hydro-electric power it is allocated by the Volta River Authority. The operating level over the last five years has ranged from none to four out of a total of five potlines. The Valco smelter has been fully curtailed since early in the second quarter of 2003. Valco did not file a petition for reorganization.
      Washington Smelters. The Company owned and operated two aluminum smelters in the State of Washington (the Mead and Tacoma smelters). Both smelters were fully curtailed during the 2002-2004 period. The Company, with Court approval, sold the Tacoma smelter in early 2003 and the Mead facility in the second quarter of 2004.
      KJBC. With Court approval, the Company sold its interests in and related to Kaiser Jamaica Bauxite Company (“KJBC”) on October 1, 2004. KJBC mined bauxite (approximately 4,500,000 tons annually) as an agent for KACC from land that was subject to a mining lease from the Government of Jamaica. KACC held its interest in KJBC through a wholly owned subsidiary, Kaiser Bauxite Company (“KBC”), which was one of KACC’s subsidiaries that filed a petition for reorganization under the Code in January 2003. KJBC did not file a petition for reorganization. Although KACC (through KBC) owned 49% of KJBC, it was entitled to, and generally took, all of KJBC’s bauxite output. A substantial majority of the bauxite mined by KJBC was refined into alumina at the Gramercy facility and the remainder was sold to a third party.
      Gramercy. With Court approval, the Gramercy facility was sold on October 1, 2004. Alumina produced by the Gramercy refinery was primarily sold to third parties. Production at the plant was fully or partially curtailed from July 1999 until January 2002 as a result of an explosion in the digestion area of the plant. Since the end of February 2002, the plant has, except for normal operating variations, generally operated at approximately 100% of its rated annual capacity of 1,250,000 tons.
      Alpart. With Court approval, the Company sold its interests in and related to Alumina Partners of Jamaica (“Alpart”) on July 1, 2004. KACC owned a 65% interest in Alpart. KACC held its interests in Alpart through two wholly owned subsidiaries, Kaiser Jamaica Corporation (“KJC”) and Alpart Jamaica Inc. (“AJI”), which were two of KACC’s wholly owned subsidiaries that filed petitions for reorganization under the Code in January 2003. Alpart did not file a petition for reorganization. Alpart holds bauxite reserves and owns a 1,650,000-ton per year alumina plant located in Jamaica.
      QAL. With Court approval, the Company entered into a contract to sell its interests in and related to Queensland Alumina Limited (“QAL”) in November 2004. The sale is expected to close in April 2005. KACC owns a 20% interest in QAL. KACC holds its interest in QAL through a wholly owned subsidiary, Kaiser Alumina Australia Corporation (“KAAC”), which is one of KACC’s subsidiaries that filed a petition for reorganization under the Code in 2002. QAL, which is located in Queensland, Australia, owns one of the largest and most competitive alumina refineries in the world. The refinery has a total annual production capacity of approximately 3,650,000 tons from which approximately 730,000 tons of the annual production capacity have been available to KAAC. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. In recent years, since the curtailment of the Mead and Tacoma, Washington aluminum smelters, KACC has sold its share of QAL’s production to third parties.
      Commodities Marketing. Given the significance of the Company’s exposure to primary aluminum prices and alumina prices (which typically are linked to primary aluminum prices on a lagged basis) in prior years, the commodity marketing activities were considered a separate business unit. In the accompanying financial statements, the Company has reclassified to discontinued operations all of the primary aluminum hedging results in respect of the commodity-related interests that have been or are expected to be sold and that are also treated as discontinued operations. As stated above, remaining primary aluminum hedging activities related to the Company’s interests in Anglesey and any firm price fabricated product shipments are considered part of the “Primary aluminum business unit”.

Competition
      KACC markets fabricated aluminum products it manufactures in the United States and abroad. Sales are made both directly and through distributors to a large number of end-use customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. KACC concentrates its fabricating operations on selected products for which it believes it has production capability, technical expertise, high-product quality, and geographic and other competitive advantages. However, KACC competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. Many of KACC’s competitors have greater financial resources than KACC.
Research and Development
      Expenditures for the Fabricated products business unit’s research and development activities were $1.7 million in 2004, $1.6 million in 2003, and $1.4 million in 2002. KACC estimates that research and development expenditures for the Fabricated products business unit will be approximately $2.7 million in 2005. Research and development facilities in Jackson, Tennessee; Trentwood, Washington; and Newark, Ohio, focus on advanced metallurgical analysis and process technology.
      Expenditures for all other research and development activities were $.4 million in 2004, $1.0 million in 2003 and $.4 million in 2002.
Employees
      At December 31, 2004, KACC employed approximately 2,260 persons, of which approximately 2,200 were employed in the Fabricated products business unit and approximately 60 were employed in Corporate. At December 31, 2003, KACC employed approximately 4,500 persons of which approximately 2,100 were employed in the Fabricated products business unit, approximately 2,300 were employed in the commodities business units and less than 100 were employed in Corporate.
      The table below shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contract.

Contract
Location	Union	Expiration Date

Chandler, AZ	Non-union	NA
Greenwood, SC	Non-union	NA
Jackson, TN	Non-union	NA
London, Ontario	USW Canada	Feb 2006
Los Angeles, CA	Teamsters	Sept 2006
Newark, OH	USWA	Sept 2005
Richland, WA	Non-union	NA
Richmond, VA	USWA IAM	Oct 2004(1)
Sherman, TX	IAM	Dec 2007
Spokane, WA	USWA	Sept 2005
Tulsa, OK	USWA	Jul 2005

(1)	Contract extended until 30 days after emergence
Environmental Matters
      The Company, KACC and KACC’s subsidiaries are subject to a wide variety of international, federal, state and local environmental laws and regulations in the United States and Canada with respect to, among other things, air, water, and the handling and disposal of hazardous waste materials. The Company has casting, or remelt, operations at six of its facilities (London, Los Angeles, Newark, Richmond, Sherman, and Spokane) that purchase and recycle aluminum scrap in various forms, and purchase primary metal from third parties. Purchased metal is inspected for impurities and other contaminants before introduction into the remelt process. These cast house facilities are subject to air and water environmental regulations, and have in force the necessary permits and inspection and control systems for current and expected operating levels. Manufacturing operations are subject to the same regulations, and have the necessary permits for current and expected operations. Any hazardous materials, which are relatively minor in volume in comparison to the volume of primary aluminum consumed and produced, are shipped offsite to recycling or storage operations, which are approved and periodically audited by the Company’s environmental staff. KACC has also maintained PCB and asbestos removal programs for several years.
      The Company has previously disclosed that, during April 2004, KACC was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to KACC’s Trentwood facility in Spokane, Washington. KACC is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. KACC believes it is in compliance with all applicable environmental laws and regulations at the Trentwood facility and intends to defend any claim or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company’s or KACC’s financial statements.
      For additional discussion of this subject, see “Factors Affecting Future Performance”. KACC’s current or past operations subject it to environmental compliance, clean-up and damage claims that may be costly. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed.
Reorganization Proceedings

• Background
      The Company, KACC and 24 of KACC’s subsidiaries have filed separate voluntary petitions in the Court for reorganization under Chapter 11 of the Code. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.
      In addition to KAC and KACC, the Debtors include the following subsidiaries: Bellwood, Kaiser Aluminium International, Inc. (“KAII”), Kaiser Aluminum Technical Services, Inc. (“KATSI”), KAAC (and its wholly owned subsidiary, Kaiser Finance Corporation (“KFC”)), KBC, KJC, AJI, KACOCL and fifteen other entities with limited balances or activities. Ancillary proceedings in respect of KACOCL and two additional Debtors were also commenced in Canada simultaneously with the filings in the United States.
      The Debtors found it necessary to file the Cases primarily because of liquidity and cash flow problems of the Company and its subsidiaries that arose in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flows, resulting in lower credit ratings and an inability to access the capital markets.
      The outstanding principal of, and accrued interest on, all debt of the Debtors became immediately due and payable upon commencement of the Cases. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Debtors’ Cases, the Court, upon motion by the Debtors, authorized the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations and to continue using the Company’s existing cash management systems. The Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, “assumption” means that the

Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and “rejection” means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a pre-Filing Date executory contract is treated as a general unsecured claim in the Cases.

• Case Administration
      Generally, pre-Filing Date claims, including certain contingent or unliquidated claims, against the Debtors will fall into two categories: secured and unsecured. Under the Code, a creditor’s claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The bar dates (established by the Court) by which holders of pre-Filing Date claims against the Debtors (other than asbestos-related personal injury claims) could file their claims have passed. Any holder of a claim that was required to file such claim by such bar date and did not do so may be barred from asserting such claim against any of the Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved. Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein. The bar dates do not apply to asbestos-related personal injury claims, for which no bar date has been set.
      Two creditors’ committees, one representing the unsecured creditors (the “UCC”) and the other representing the asbestos claimants (the “ACC”), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”) with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the Court-appointed legal representatives for (a) potential future asbestos claimants (the “Asbestos Futures’ Representative”) and (b) potential future silica and coal tar pitch volatile claimants (the“Silica/ CTPV Futures’ Representative” and, collectively with the Asbestos Futures’ Representative, the “Futures’ Representatives”), have played and will continue to play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures’ Representatives, including those of their counsel and other advisors.
      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. Most recently, the Court approved an extension of exclusivity as to all Debtors (other than AJI, KJC, KAAC and KFC) to June 30, 2005. Exclusivity for AJI, KJC, KAAC and KFC was most recently extended to April 30, 2005. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

• Commodity-related and Inactive Subsidiaries
      As stated above, the Company expects that by April 2005 it will have sold all of its commodity-related interests other than its interests in Anglesey. It is anticipated that, as more fully discussed below, the proceeds from the sale of these interests will be distributed primarily to the affected subsidiaries’ creditors pursuant to certain liquidating plans and other agreements. The primary subsidiaries affected by this strategy are AJI, KJC, KAAC, KFC and KBC.

      During November 2004, four of KACC’s commodity-related subsidiaries (AJI, KJC, KAAC and KFC, collectively, the “Liquidating Subsidiaries”) filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with all amendments filed thereto, are separately referred to as the “AJI/ KJC Plan” and the “KAAC/ KFC Plan” and collectively as the “Liquidating Plans”). Under the Liquidating Plans, the assets of those entities, consisting primarily of the net cash proceeds received (or to be received) by them in connection with the sales of their commodities interests, will be transferred to liquidating trusts, whereupon the Liquidating Subsidiaries will be dissolved. The liquidating trusts will then make distributions to the creditors of the Liquidating Subsidiaries in accordance with the Liquidating Plans. As indicated in the Liquidating Plans, it is currently anticipated that the Liquidating Subsidiaries will have an aggregate of approximately $673.8 million of cash available for distribution to creditors when the Liquidating Plans become effective. The Liquidating Plans outline the specific treatment of creditors and their estimated recoveries in respect of the Liquidating Subsidiaries under several possible scenarios. The Liquidating Plans indicate that, after payment of priority claims, trust expenses (initial reserves for which are expected to be established in the range of $37.0 million to $46.0 million), and payments to KACC under the Intercompany Settlement Agreement (“Intercompany Agreement”) (see discussion below) the Liquidating Subsidiaries anticipate ultimately distributing available cash to the following claimholders in the following amounts (in millions):

KACC’s Senior Notes and Senior Subordinated Notes	$390.7 to $421.8
Pension Benefit Guaranty Corporation (“PBGC”)	$187.6 to $198.5
State of Louisiana Solid Waste Revenue Bonds	$0.0 to $ 8.0
      Under the Liquidating Plans as filed with the Court, $16.0 million of payments are to be made for the benefit of holders of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) if, and only if, the holders of both (a) KACC’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) and (b) the Sub Notes, approve the plans. If either the holders of the Senior Notes or the Sub Notes fail to accept the Liquidating Plans, the Court will determine distributions to such holders. Holders of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”) are not allowed a vote on the Liquidating Plans but will receive up to $8.0 million only if the Liquidating Plans are accepted by the Senior Notes and, unless the holders of the Senior Notes agree, all holders of Senior Notes receive the identical treatment under the Liquidating Plans. If the Liquidating Plans are not accepted by the holders of the Senior Notes then, pursuant to the Liquidating Plans, the Court will determine the distributions to the Revenue Bonds. Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes.
      As previously disclosed, a group of holders of the Sub Notes (the “Sub Note Group”) has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinate to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both Sub Notes and KACC’s 9 7/8% Senior Notes has made a similar assertion, but at the same time, maintains that a portion of KACC’s 9 7/8% Senior Notes holders’ claims against the subsidiary guarantors are contractually senior to the Sub Notes holders’ claims against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of claims against the proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries. If both the holders of the Senior Notes and the holders of the Sub Notes do not approve the Liquidating Plans, then the Court will determine the appropriate allocation to these groups under the Liquidating Plans. While the Company cannot currently predict how the Court might rule in such an instance, based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and KACC’s 9 7/8% Senior Notes, if the Court were to rule in favor of the Sub Notes, the Company estimates that it is possible that the holders of the Sub Notes could receive between approximately $67.0 million and approximately $215.0 million depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of both the Senior Notes and the Sub Notes do not approve the Liquidating Plans and the Court were to rule in favor of the Senior Notes, then it is possible that the holders of the Sub Notes would receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the subsidiary guarantors (including the Liquidating Subsidiaries). The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group, when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.
      The Court approved the disclosure statements related to the Liquidating Plans in February 2005 and the Liquidating Subsidiaries are now seeking confirmation of the Liquidating Plans at a confirmation hearing scheduled to be held in April 2005. However, there can be no assurance as to whether or when the Liquidating Plans will be confirmed by the Court or ultimately consummated or, if confirmed and consummated, as to the amount of distributions to be made to individual creditors of the Liquidating Subsidiaries or KACC. The foregoing disclosure is not intended to be, nor should it be construed to be, a solicitation for a vote on the Liquidating Plans. The Liquidating Plans relate exclusively to AJI, KJC, KAAC and KFC and will have no impact on the normal, ongoing operations of the Company’s Fabricated products business unit or other continuing operations.
      The above amounts are net of payments that are to be made by AJI, KJC and KAAC to KACC in respect of pre-petition and post-Filing Date intercompany claims pursuant to the Intercompany Agreement that was approved by the Court in February 2005. The Intercompany Agreement also resolves substantially all other pre-and post-petition intercompany claims between the Debtors. The Intercompany Agreement provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alpart and QAL to KACC of at least $90.0 million in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for (1) any net cash flows funded by or collected by KACC related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be approximately $21.0 million collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $15.0 million range collected by the Company through December 31, 2004); and (c) third party costs and certain limited overhead of KACC’s activities related to the sale of AJI’s, KJC’s and KAAC’s respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to KACC’s sale of its interests in Alpart. As provided under the Intercompany Agreement, KACC was reimbursed for approximately $14.5 million of payments made in the third quarter of 2004 to retire Alpart-related debt and $28.0 million in November 2004 as a partial payment of Alpart-related sales proceeds. The Intercompany Agreement calls for the remaining payments to be made in specific increments to KACC at the earlier of the time of the closing of the sale of the Company’s interests in QAL and upon the effective dates of the Liquidating Plans.
      It is anticipated that KBC will be dealt with either separately or in concert with the KACC plan of reorganization as more fully discussed below. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which are to be resolved pursuant to the Intercompany Agreement). The Company believes that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.
     • Entities Containing the Fabricated Products and Certain Other Operations
      Claims of creditors, other than claims paid by the Liquidating Subsidiaries under the Liquidating Plans, will have to be satisfied by the assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey and proceeds to be received under the Intercompany Agreement.
      The Debtors anticipate that substantially all remaining liabilities of the Debtors as of their Filing Date will be settled under a single joint plan of reorganization to be proposed and voted on in accordance with the provisions of the Code. In working toward a plan of reorganization, as more fully discussed below, the remaining Debtors have reached individual agreements with most of the significant creditor constituents in the Cases including the Committees, the Futures’ Representatives, the PBGC, and the appropriate union representatives. However, the ultimate treatment of individual groups of creditors in any such plan of reorganization cannot be determined definitively at this time as such treatment (and the specific recoveries of individual creditors) is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key creditor constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law. Further, while the Debtors intend to file and seek confirmation of a joint plan, there can be no assurance as to when the Debtors will file such plan or as to whether any such plan will be confirmed by the Court and consummated.
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
      Based on the previously disclosed agreements and understandings reached with key creditor constituents, the Company anticipates that the disclosure statement and plan of reorganization for the Company, KACC and other Debtors necessary to ongoing operations will reflect the following principle elements:

(a) All post-petition and secured claims are expected to either be assumed by the emerging entity or paid at emergence (see Exit Cost discussion below);

(b) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in return for cancellation of the retiree medical plan, as more fully discussed in Note 9 of Notes to Consolidated Financial Statements, the Company is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and then has agreed to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are to receive a contribution of 75% of the residual value of the remaining Debtors in the form of newly issued equity in the emerging entity. Residual value in this context means KACC’s remaining value after taking into account: (i) the contributions to the personal injury trust described below; (ii) the satisfaction of administrative, priority and secured claims as per (a) above; (iii) an equity incentive plan; and (iv) the satisfaction of the PBGC’s claim against KACOCL;

(c) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 million in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) a portion of the emerging entity’s equity in proportion to approximately $830.0 million of intercompany claims of KFC against KACC that are to be assigned to the trust (which will be satisfied out of the 25% of equity referred to in (d ) below); and

(d) Other pre-petition claims will receive 25% of the residual value of the remaining Debtors in the form of equity in the emerging entity. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC that are not satisfied under the Liquidating Plans, (ii) the approximate $830.0 million of intercompany claims that the Company has agreed to assign to the personal injury trust(s) referred to in (c) above, and (iii) all unsecured trade and other claims. Included in this category are approximately $276.0 million of intercompany claims of KFC against KACC that will be a part of the consideration in the Liquidating Trusts.

      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 million to $80.0 million. KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 7 of Notes to Consolidated Financial Statements). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.
      The Company believes that it is not likely that it will emerge from the Cases until sometime in the second half of 2005. However, the Company’s ability to do so and to ultimately emerge from the Cases is subject to a number of factors, including, among others, inherent market-related risks, Court approval for various matters and the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.

•	Financial Statement Presentation
      The accompanying consolidated financial statements have been prepared in accordance with American Institute of Certified Professional Accountants (“AICPA”) Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.
      Upon emergence from the Cases, the Company expects to apply “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor’s liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan(s) of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence and because of the significance of liabilities subject to compromise (that will be relieved upon emergence), comparisons between the current historical financial statements and the financial statements upon emergence may be difficult to make.
Factors Affecting Future Performance
      This section discusses certain factors that could cause actual results to vary, perhaps materially, from the results described in forward-looking statements made in this Report. Forward-looking statements in this Report are not guarantees of future performance and involve significant risks and uncertainties. In addition to the factors identified below, actual results may vary materially from those in such forward-looking statements as a result of a variety of other factors including the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This Report also identifies other factors that could cause such differences. No assurance can be given that these factors are all of the factors that could cause actual results to vary materially from the forward-looking statements.

•	The Cases and any plan or plans of reorganization may have adverse consequences on the Company and its stakeholders and/or our reorganization from the Cases may not be successful
      Our objective is to achieve the highest possible recoveries for all stakeholders, consistent with our ability to pay and the continuation of our businesses. However, there can be no assurance that we will be able to attain these objectives or achieve a successful reorganization and remain a going concern. While the Company has previously disclosed that it has reached various settlements in respect of the claims of most significant parties in interest and expects that it may be able to emerge from the Cases sometime in the second half of 2005, no assurances can be provided that it will be able to file a plan or that such plan will ultimately be approved by the Court.
      While valuation of the Debtors’ assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the Debtors currently believe that it is likely that their liabilities will be found in the Cases to exceed the fair value of their assets. Therefore, the Debtors currently believe that it is likely that pre-Filing Date claims will be paid at less than 100% of their face value and the equity interests of the Company’s stockholders will be cancelled without consideration. Because of such possibility, the value of the Common Stock is speculative and any investment in the Common Stock would pose a high degree of risk.
      Additionally, while the Debtors operate their businesses as debtors-in-possession pursuant to the Code during the pendency of the Cases, the Debtors will be required to obtain the approval of the Court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, the Debtors may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company. The Court also has the authority to oversee and exert control over the Debtors’ ordinary course operations.
      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 million to $80.0 million. KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 7 of Notes to Consolidated Financial Statements). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of the Intercompany Agreement or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.

•	We may not operate profitably in the future
      As discussed more fully below, the results of the Fabricated products business unit are sensitive to a number of market and economic factors outside the Company’s control and the Company competes with companies many of which have substantially greater resources. Our Fabricated products business unit, which is now our core business, reported segment operating income of $33.0 million for the year ended December 31, 2004 compared to segment operating losses of $21.2 million and $21.8 million in the years ended December 31, 2003 and 2002. Operating results for 2004, 2003 and 2002 included non-cash last-in, first-out (“LIFO”) inventory charges of $12.1 million, $3.2 million and $3.5 million, respectively. The improved operating results primarily reflect an increase in demand for fabricated aluminum products. There can be no assurances that the Fabricated products business unit will continue to generate a profit or that we will operate profitability in future periods.

•	Our earnings are sensitive to a number of variables
      Our operating earnings are sensitive to a number of variables over which we have no direct control. Key variables in this regard include general economic conditions and prices for primary aluminum and energy. Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the transportation, distribution, and aerospace markets. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. To the extent that these end-use markets weaken, demand can also diminish for primary aluminum.
      The price of primary aluminum significantly affects our financial results related to our interests in Anglesey. Primary aluminum prices historically have been subject to significant cyclical price fluctuations. The Company believes the timing of changes in the market price of primary aluminum are largely unpredictable. Since 1993, the average LME transaction price has ranged from approximately $.50 to $1.00 per pound. However, the Company has changed from being a net seller of primary aluminum to a net user of primary aluminum. As such, the Company’s risk is whether it can successfully pass on any metal price increases to its customers. See Item 7A., “Quantitative and Qualitative Disclosures About Market Risks — Sensitivity”, for additional discussion.
      Electric power and natural gas are other important production inputs for use in our facilities and their costs can affect our profitability. Our earnings are also sensitive to foreign exchange rates in respect of our cash commitments to Anglesey.

•	KACC’s current or past operations subject it to environmental compliance, clean-up and damage claims that have been and continue to be costly
      The operations of KACC’s facilities are regulated by a wide variety of international, federal, state and local environmental laws. These environmental laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. Compliance with these environmental laws is costly. While legislative, regulatory and economic uncertainties make it difficult for us to project future spending for these purposes, we currently anticipate that in the 2005 - 2006 period, KACC’s environmental capital spending will be approximately $1.0 million per year and that KACC’s operating costs will include pollution control costs totaling approximately $3.1 million per year. However, subsequent changes in environmental laws may change the way KACC must operate and may force KACC to spend more than we currently project.
      Additionally, KACC’s current and former operations can subject it to fines or penalties for alleged breaches of environmental laws and to other actions seeking clean-up or other remedies under these environmental laws. KACC also may be subject to damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the clean-up of sites currently or formerly used by KACC.
      Currently, KACC is subject to certain lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”). KACC, along with certain other companies, has been named as a Potentially Responsible Party for clean-up costs at certain third-party sites listed on the National Priorities List under CERCLA. As a result, KACC may be exposed not only to its assessed share of clean-up but also to the costs of others if they are unable to pay.
      In response to environmental concerns, we have established environmental accruals representing our estimate of the costs we reasonably expect KACC to incur in connection with these matters. At December 31,

2004, the balance of our accruals, which are primarily included in our long-term liabilities, was $58.3 million. We estimate that the annual costs charged to these environmental accruals will be approximately $24.3 million in 2005, $.3 million to $3.2 million per year for the years 2006 through 2009 and an aggregate of approximately $29.2 million thereafter. However, we cannot assure you that KACC’s actual costs will not exceed our current estimates. We believe that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $20.0 million.
      During April 2004, KACC was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to KACC’s Trentwood facility in Spokane,Washington. KACC is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. KACC believes it is in compliance with all applicable environmental laws and requirements at the Trentwood facility and intends to defend any claim or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company’s or KACC’s financial statements.
      See Note 11 of Notes to Consolidated Financial Statements for additional information on environmental matters.

•	The settlement of the asbestos-related and other personal injury matters may have a major impact on our plan or plans of reorganization
      KACC has been one of many defendants in numerous lawsuits in which the plaintiffs allege that they have injuries caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with KACC, or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC sold more than 20 years ago. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles. Due to the Cases, existing lawsuits in respect of all such personal injury claims are stayed and new lawsuits cannot be commenced against us or KACC.
      Our December 31, 2004 balance sheet includes a liability for estimated asbestos-related costs of $1,115.0 million, which represents the Company’s estimate of the minimum end of a range of costs. The upper end of the Company’s estimate of costs is approximately $2,400.0 million and the Company is aware that certain constituents have asserted that they believe that actual costs may exceed the top end of the Company’s estimated range, by perhaps a material amount. As a part of any plan of reorganization for the Company and KACC, it is likely that an estimation of KACC’s entire asbestos-related liability may occur. Any such estimation will likely result from negotiations between the Company and key creditor constituencies or an estimation process overseen by the Court. It is possible that any resulting estimate of KACC’s asbestos-related liability resulting from either process could exceed, perhaps significantly, the liability amounts reflected in the Company’s consolidated financial statements. KACC’s obligations in respect of the currently pending and future asbestos-related claims will ultimately be resolved as a part of the overall Chapter 11 proceedings. Any adjustments ultimately deemed to be required as a result of the reevaluation of KACC’s asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company’s future financial statements.
      We believe KACC has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our December 31, 2004 balance sheet includes a long-term receivable for estimated insurance recoveries of $967.0 million. We believe that recovery of this amount is probable and additional amounts may be recoverable in the future if additional liability is ultimately determined to exist. However, we cannot assure you that all such amounts will be collected. The timing and amount of future recoveries from KACC’s insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies. Over the past several years, the Company has received a number of rulings in respect of insurance related litigation that it believes supports the amount reflected on the balance sheet. The trial court may hear additional issues from time to time. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from KACC’s insurers is critical to a successful plan of reorganization.

•	Our profits and cash flows may be adversely impacted by the results of KACC’s hedging programs
      From time to time in the ordinary course of business, KACC enters into hedging transactions to limit its exposure resulting from price risks in respect of primary aluminum prices, energy prices and foreign currency requirements. Entering into such hedging transactions, while reducing or removing our exposure to price risk, may cause our profits and cash flow to be lower than they otherwise would have been.

•	We operate in a highly competitive industry
      Each of the segments of the aluminum industry in which the Company operates is highly competitive. There are numerous companies who operate in the aluminum industry. Certain of our competitors are substantially larger, have greater financial resources than we do and may have other strategic advantages.

•	KACC is subject to political and regulatory risks in a number of countries
      KACC facilities operate in the United States, Canada, and the United Kingdom. While we believe KACC’s relationships in the these countries are generally satisfactory, we cannot assure you that future developments or governmental actions in these countries will not adversely affect KACC’s operations particularly or our industry generally. Among the risks inherent in KACC’s operations are unexpected changes in regulatory requirements, unfavorable legal rulings, new or increased taxes and levies, and new or increased import or export restrictions. KACC’s operations outside of the United States are subject to a number of additional risks, including but not limited to currency exchange rate fluctuations, currency restrictions, and nationalization of assets.
Segment and Geographical Area Financial Information
      The information set forth in Note 15 of Notes to Consolidated Financial Statements regarding the Company’s operating segments and geographical areas in which the Company operates is incorporated herein by reference.

Item 2.	Properties
      The locations and general character of the principal plants and other materially important physical properties relating to KACC’s operations are described in Item 1 “Business — Business Operations” and those descriptions are incorporated herein by reference. KACC owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses.
      All but three of KACC’s fabricated aluminum production facilities are owned by KACC and/or its subsidiaries. The Chandler, Arizona location is subject to a lease with a primary lease term that expires in 2033. KACC has certain extension rights in respect of the Chandler lease. The Richland, Washington location is subject to a lease with a 2011 expiration date, subject to certain extension rights held by KACC. The Los Angeles location is subject to a lease with a 2009 expiration date, subject to certain extension rights held by KACC.
      In connection with the ongoing reorganization efforts and sale of substantially all of the Company’s commodities interests, the Company has relocated its corporate headquarters and primary place of business from Houston, Texas to Foothill Ranch, California, which is where the Fabricated products business unit was headquartered.
      KACC’s obligations under the DIP Facility are secured by, among other things, liens on KACC’s domestic plants. See Note 7 of Notes to Consolidated Financial Statements for further discussion.

Item 3.	Legal Proceedings
      This section contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1 of this Report for cautionary information with respect to such forward-looking statements.
Reorganization Proceedings
      During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with the plan of reorganization. See Item 1. “Business — Reorganization Proceedings” for a discussion of the reorganization proceedings. Such discussion is incorporated herein by reference.
Other Environmental Matters
      During April 2004, KACC was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to KACC’s Trentwood facility in the State of Washington. KACC is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. KACC believes it is in compliance with all applicable environmental law and requirements at the Trentwood facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impact this matter may have on the Company’s or KACC’s financial statements.
Asbestos and Certain Other Personal Injury Claims
      KACC has been one of many defendants in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not sold for more than 20 years. As of the initial Filing Date, approximately 112,000 asbestos-related claims were pending. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively).
      Due to the Cases, holders of asbestos, silica and coal tar pitch volatile claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. As a result, the Company does not expect to make any asbestos payments in the near term. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to its Filing Date and, as described below, to negotiate insurance settlements and prosecute certain actions to clarify policy interpretations in respect of such coverage.
      During the fourth quarter of 2004, the Company updated its estimate of costs expected to be incurred in respect of asbestos, silica and coal tar pitch volatile claims and expected insurance recoveries. The portion of Note 11 of Notes to Consolidated Financial Statements under the heading “Asbestos and Certain Other Personal Injury Claims” is incorporated herein by reference.
Labor Matters
      In connection with the United Steelworkers of America (“USWA”) strike and subsequent lock-out by KACC, certain allegations of Unfair Labor Practices (“ULPs”) were filed by the USWA with the National Labor Relations Board (“NLRB”). As previously disclosed, KACC responded to all such allegations and believed they were without merit.
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
      All material contingencies in respect of the settlement have now been resolved (the last having been resolved in February 2005) and, therefore, the Company recorded a non-cash $175.0 million charge in the fourth quarter of 2004 and an off setting liability. The portion of Note 11 of Notes to Consolidated Financial Statements under the heading “Labor Matters” is incorporated herein by reference.
Hearing Loss Claims
      During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8 million. During the Cases, the Company has received approximately 3,200 additional proofs of claim alleging pre-petition injury due to noise induced hearing loss. It is not known at this time how many, if any, of such claims have merit or at what level such claims might qualify within the parameters established by the above-referenced settlement in principle for the 400 claims. Accordingly, the Company cannot presently determine the impact or value of these claims. However, the Company currently expects that all noise induced hearing loss claims will be transferred, along with certain rights against certain insurance policies, to a separate trust along with the settled hearing loss cases discussed above, whether or not such claims are settled prior to the Company’s emergence from the Cases. The portion of Note 11 of Notes to Consolidated Financial Statements under the heading “Hearing Loss Claims” is incorporated herein by reference.
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
      See Note 11 of Notes to Consolidated Financial Statements for discussion of additional litigation.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      The Company’s Common Stock is traded on the OTC Bulletin Board under the symbol “KLUCQ.OB.” The number of record holders of the Company’s Common Stock at February 28, 2005, was 537. The high and low sales prices for the Company’s Common Stock for each quarterly period of 2004 and 2003, as reported on the OTC Bulletin Board is set forth in the Quarterly Financial Data on page 99 in this Report and is incorporated herein by reference. However, the sales prices for the Company’s Common Stock may not be meaningful, because as a part of a plan of reorganization, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.
      The Company has not paid any dividends on its Common Stock during the two most recent fiscal years. In accordance with the Code and the DIP Facility, the Company is currently not permitted to pay any dividends or purchase any of its stock.

      The Company’s non-qualified stock option plans, which are the Company’s only stock option plans, have been approved by the Company’s stockholders. The number of shares of Common Stock to be issued upon exercise of outstanding options, the weighted average price per share of the outstanding options and the number of shares of Common Stock available for future issuance under the Company’s non-qualified stock option plans at December 31, 2004, included under the heading “Incentive Plans” in Note 9 of Notes to Consolidated Financial Statements is incorporated herein by reference.
      See Note 7 of Notes to Consolidated Financial Statements under the heading “Debt Covenants and Restrictions” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Structure” for additional information, which information is incorporated herein.

Item 6.	Selected Financial Data
      Selected financial data for the Company is incorporated herein by reference to the table at page 25 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, to Note 15 of Notes to Consolidated Financial Statements, and to the Five-Year Financial Data on pages 100-101 in this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Other Matters”). Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. See Item 1. “Business-Factors Affecting Future Performance.” No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Reorganization Proceedings
      Background. The Company, KACC and 24 of KACC’s subsidiaries have filed separate voluntary petitions in the Court for reorganization under Chapter 11 of the Code. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.
      In addition to KAC and KACC, the Debtors include the following subsidiaries: Kaiser Bellwood Corporation (“Bellwood”), Kaiser Aluminium International, Inc. (“KAII”), Kaiser Aluminum Technical Services, Inc. (“KATSI”), Kaiser Alumina Australia Corporation (“KAAC”) (and its wholly owned subsidiary, Kaiser Finance Corporation (“KFC”)), Kaiser Bauxite Company (“KBC”), Kaiser Jamaica Corporation (“KJC”), Alpart Jamaica Inc. (“AJI”), Kaiser Aluminum & Chemical of Canada Limited (“KACOCL”) and fifteen other entities with limited balances or activities.
      Case Administration. Two creditors’ committees, one representing the unsecured creditors (the “UCC”) and the other representing the asbestos claimants (the “ACC”), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”) with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the Court-appointed legal representatives for (a) potential future asbestos claimants (the “Asbestos

Futures’ Representative”) and (b) potential future silica and coal tar pitch volatile claimants (the “Silica/ CTPV Futures’ Representative” and, collectively with the Asbestos Futures’ Representative, the “Futures’ Representatives”), have played and will continue to play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures’ Representatives, including those of their counsel and other advisors.
      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. Most recently, the Court approved an extension of exclusivity as to all Debtors (other than AJI, KJC, KAAC and KFC) to June 30, 2005. Exclusivity for AJI, KJC, KAAC and KFC was most recently extended to April 30, 2005. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.
      Commodity-related and Inactive Subsidiaries. As previously disclosed, the Company expects that by April 2005 it will have sold all of its commodity-related interests other than its interests in Anglesey. It is anticipated that, as more fully discussed below, the proceeds from the sale of these interests will be distributed primarily to the affected subsidiaries’ creditors pursuant to certain liquidating plans and other agreements. The primary subsidiaries affected by this strategy are AJI, KJC, KAAC, KFC and KBC.
      During November 2004, four of KACC’s commodity-related subsidiaries (AJI, KJC, KAAC and KFC, collectively, the “Liquidating Subsidiaries”) filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with all amendments filed thereto, are separately referred to as the “AJI/ KJC Plan” and the “KAAC/ KFC Plan” and collectively as the “Liquidating Plans”). Under the Liquidating Plans, the assets of those entities, consisting primarily of the net cash proceeds received (or to be received) by them in connection with the sales of their commodities interests, will be transferred to liquidating trusts, whereupon the Liquidating Subsidiaries will be dissolved. The liquidating trusts will then make distributions to the creditors of the Liquidating Subsidiaries in accordance with the Liquidating Plans. As indicated in the Liquidating Plans, it is currently anticipated that the Liquidating Subsidiaries will have an aggregate of approximately $673.8 million of cash available for distribution to creditors when the Liquidating Plans become effective. The Liquidating Plans outline the specific treatment of creditors and their estimated recoveries in respect of the Liquidating Subsidiaries under several possible scenarios. The Liquidating Plans indicate that, after payment of priority claims, trust expenses (initial reserves for which are expected to be established in the range of $37.0 million to $46.0 million), and payments to KACC under the Intercompany Settlement Agreement (“Intercompany Agreement”) (see discussion below) the Liquidating Subsidiaries anticipate ultimately distributing available cash to the following claimholders in the following amounts (in millions):

KACC’s Senior Notes and Senior Subordinated Notes	$390.7 to $421.8
PBGC	$187.6 to $198.5
State of Louisiana Solid Waste Revenue Bonds	$0.0 to $8.0
      Under the Liquidating Plans as filed with the Court, $16.0 million of payments are to be made for the benefit of holders of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) if, and only if, the holders of both (a) KACC’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) and (b) the Sub Notes, approve the plans. If either the holders of the Senior Notes or the Sub Notes fail to accept the Liquidating Plans, the Court will determine distributions to such holders. Holders of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”) are not allowed a vote on the Liquidating Plans but will receive up to $8.0 million only if the Liquidating Plans are accepted by the Senior Notes and, unless the holders of the Senior Notes agree, all holders of Senior Notes receive the identical treatment under the Liquidating Plans. If the Liquidating Plans are not accepted by the holders of the Senior Notes then, pursuant to the Liquidating Plans, the Court will determine the distributions to the

Revenue Bonds. Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes.
      As previously disclosed, a group of holders of the Sub Notes (the “Sub Note Group”) has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinate to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both Sub Notes and KACC’s 9 7/8% Senior Notes has made a similar assertion, but at the same time, maintains that a portion of KACC’s 9 7/8% Senior Notes holders’ claims against the subsidiary guarantors are contractually senior to the Sub Notes holders’ claims against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of claims against the proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries. If both the holders of the Senior Notes and the holders of the Sub Notes do not approve the Liquidating Plans, then the Court will determine the appropriate allocation to these groups under the Liquidating Plans. While the Company cannot currently predict how the Court might rule in such an instance, based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and KACC’s 9 7/8% Senior Notes, if the Court were to rule in favor of the Sub Notes, the Company estimates that it is possible that the holders of the Sub Notes could receive between approximately $67.0 million and approximately $215.0 million depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of both the Senior Notes and the Sub Notes do not approve the Liquidating Plans and the Court were to rule in favor of the Senior Notes, then it is possible that the holders of the Sub Notes would receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the Subsidiary Guarantors (including the Liquidating Subsidiaries). The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.
      The Court approved the disclosure statements related to the Liquidating Plans in February 2005 and the Liquidating Subsidiaries are now seeking confirmation of the Liquidating Plans at a confirmation hearing scheduled to be held in April 2005. However, there can be no assurance as to whether or when the Liquidating Plans will be confirmed by the Court or ultimately consummated or, if confirmed and consummated, as to the amount of distributions to be made to individual creditors of the Liquidating Subsidiaries or KACC. The foregoing disclosure is not intended to be, nor should it be construed to be, a solicitation for a vote on the Liquidating Plans. The Liquidating Plans relate exclusively to AJI, KJC, KAAC and KFC and will have no impact on the normal, ongoing operations of the Company’s Fabricated products business unit or other continuing operations.
      The above amounts are net of payments that are to be made by AJI, KJC and KAAC to KACC in respect of pre-petition and post-Filing Date intercompany claims pursuant to the Intercompany Agreement that was approved by the Court in February 2005. The Intercompany Agreement also resolves substantially all other pre-and post-petition intercompany claims between the Debtors. The Intercompany Agreement provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alpart and QAL to KACC of at least $90.0 million in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for (1) any net cash flows funded by or collected by KACC related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be approximately $21.0 million collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $15.0 million range collected by the Company through December 31, 2004); and (c) third party costs and certain limited overhead of KACC’s activities related to the sale of AJI’s, KJC’s and KAAC’s respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to KACC’s sale of its interests in Alpart. As provided under the Intercompany Agreement, KACC was reimbursed for approximately $14.5 million of payments made in the third quarter of 2004 to retire Alpart-related debt and $28.0 million in November 2004 as a partial payment of Alpart-related sales proceeds. The Intercompany Agreement calls for the remaining payments to be made in specific increments to KACC at the earlier of the time of the closing of the sale of the Company’s interests in QAL and upon the effective dates of the Liquidating Plans.
      It is anticipated that KBC will be dealt with either separately or in concert with the KACC plan of reorganization as more fully discussed below. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which are to be resolved pursuant to the Intercompany Agreement). The Company believes that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.
      Entities Containing the Fabricated Products and Certain Other Operations. Claims of creditors, other than claims paid by the Liquidating Subsidiaries under the Liquidating Plans, will have to be satisfied by the assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey and proceeds to be received under the Intercompany Agreement.
      The Debtors anticipate that substantially all remaining liabilities of the Debtors as of their Filing Date will be settled under a single joint plan of reorganization to be proposed and voted on in accordance with the provisions of the Code. In working toward a plan of reorganization, as more fully discussed below, the remaining Debtors have reached individual agreements with most of the significant creditor constituents in the Cases including the Committees, the Futures’ Representatives, the PBGC, and the appropriate union representatives. However, the ultimate treatment of individual groups of creditors in any such plan of reorganization cannot be determined definitively at this time as such treatment (and the specific recoveries of individual creditors) is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key creditor constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law. Further, while the Debtors intend to file and seek confirmation of a plan, there can be no assurance as to when the Debtors will file such plan or as to whether any such plan will be confirmed by the Court and consummated.
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
      Based on the previously disclosed agreements and understandings reached with key creditor constituents, the Company anticipates that the disclosure statement and plan of reorganization for the Company, KACC and other Debtors necessary to ongoing operations will reflect the following principle elements:

(a) All post-petition and secured claims are expected to either be assumed by the emerging entity or paid at emergence (see Exit Cost discussion below);

(b) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in return for cancellation of the retiree medical plan, as more fully discussed in Note 9 of Notes to Consolidated Financial Statements, the Company is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and then has agreed to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are to receive a contribution of 75% of the residual value of the remaining Debtors in the form of newly issued equity in the emerging entity. Residual value in this context means KACC’s remaining value after taking into account: (i) the contributions to the personal injury trust described below; (ii) the satisfaction of administrative, priority and secured claims as per (a) above; (iii) an equity incentive plan; and (iv) the satisfaction of the PBGC’s claim against KACOCL;

(c) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 million in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) a portion of the emerging entity’s equity in proportion to approximately $830.0 million of intercompany claims of KFC against KACC that are to be assigned to the trust (which will be satisfied out of the 25% of equity referred to in (d ) below); and

(d) Other pre-petition claims will receive 25% of the residual value of the remaining Debtors in the form of equity in the emerging entity. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC that are not satisfied under the Liquidating Plans, (ii) the approximate $830.0 million of intercompany claims that the Company has agreed to assign to the personal injury trust(s) referred to in (c) above, and (iii) all unsecured trade and other claims. Included in this category are approximately $276.0 million of intercompany claims of KFC against KACC that will be a part of the consideration in the Liquidating Trusts.

      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 million to $80.0 million. KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 7 of Notes to Consolidated Financial Statements). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.
      The Company believes that it is not likely that it will emerge from the Cases until sometime in the second half of 2005. However, the Company’s ability to do so and to ultimately emerge from the Cases is subject to a number of factors, including, among others, inherent market-related risks, Court approval for various matters and the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.
Overview
      The Company’s primary line of business is the production and sale of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company, through its wholly owned subsidiary, KACC, operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company is selling or has sold substantially all of its commodities’ operations other than Anglesey. The balances and results of operations in respect of the commodities interests sold or being sold are now considered discontinued operations (see Notes 3 and 5 of Notes to Consolidated Financial Statements). The presentation in the table below restates the segment information for such reclassifications. The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.
      The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 2004, 2003 and 2002. The following data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained elsewhere herein. See Note 15 of Notes to Consolidated Financial Statements for further information regarding segments.

	Year Ended December 31,

	2004	2003	2002

	(In millions of dollars,
	except shipments and prices)
Shipments (mm lbs):
Fabricated Products	458.6	372.3	376.3
Primary Aluminum	156.6	158.7	155.8

	615.2	531.0	532.1

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$1.76	$1.61	$1.62
Primary Aluminum	$.85	$.71	$.64
Net Sales:
Fabricated Products	$809.3	$597.8	$608.6
Primary Aluminum	133.1	112.4	100.4

Total Net Sales	$942.4	$710.2	$709.0

Segment Operating Income (Loss):(2)
Fabricated Products(3)	$33.0	$(21.2)	$(21.8)
Primary Aluminum	13.9	6.7	7.4
Corporate and Other(4)	(71.3)	(74.7)	(98.9)
Other Operating (Charges) Benefits, Net(5)	(793.2)	(141.6)	(31.8)

Total Operating Income (Loss)	$(817.6)	$(230.8)	$(145.1)

Discontinued Operations	$121.3	$(514.7)	$(266.0)

Net Loss	$(746.8)	$(788.3)	$(468.7)

Capital Expenditures (excluding discontinued operations)	$7.6	$8.9	$10.9

(1)	Average realized prices for the Company’s Fabricated products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and is not necessarily indicative of changes in underlying profitability. See “Business”.

(2)	The Company has changed its segment presentation in 2004 to eliminate the “Eliminations” segment as the primary purpose for such segment was to eliminate intercompany profit on sales by the Primary aluminum and Bauxite and alumina business units substantially all of which are now considered Discontinued operations. Eliminations not representing Discontinued operations are now included in segment results. Operating results for 2003 and 2002 for the Fabricated products business unit reported above include $4.5 and $.4, respectively, previously reported in Eliminations. There is no such elimination required in 2004. Operating results for 2003 and 2002 for the Primary aluminum business unit reported above include $(.4) and $1.3, respectively, previously reported in Eliminations. Operating results for the

Primary aluminum business unit in 2004 are after the elimination of $.9. Also, see Part I, Item 1. “Business — Business Operations” for a discussion of changes to the Primary aluminum business unit.

(3)	Operating results for 2004, 2003 and 2002 include LIFO inventory charges of $12.1, $3.2, and $3.5, respectively.

(4)	Operating results for 2002 include special pension charges of $24.1.

(5)	See Note 6 of Notes to Consolidated Financial Statements for a detailed summary of the components of Other operating (charges) benefits, net and the business segment to which the items relate.

Significant Items
      Market-related Factors. Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the aerospace, automotive, distribution, and packaging markets. Such changes in demand can directly affect the Company’s earnings by impacting the overall volume and mix of such products sold.
      Changes in primary aluminum prices also affect the Company’s Primary aluminum business unit and expected earnings under any fixed price fabricated products contracts. However, the impacts of such changes are generally offset by each other or by primary aluminum hedges. The Company’s operating results are also, albeit to a lesser degree, sensitive to changes in prices for power and natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of the possible impacts of the reorganization on the Company’s sensitivity to changes in market conditions, see “Quantitative and Qualitative Disclosures About Market Risks, Sensitivity.”
      During 2004, the average LME price per pound of primary aluminum was $.78 per pound. During 2003 and 2002, the average LME price per pound for primary aluminum was $.65 and $.61, respectively. At February 28, 2005, the LME price was approximately $.88 per pound.
      New Credit Arrangement. On February 11, 2005, the Company and KACC entered into a new financing agreement with a group of lenders under which the Company was provided with a replacement for the existing post-petition credit facility and a commitment for a multi-year exit financing arrangement upon the Debtors’ emergence from the Chapter 11 proceedings. The new financing agreement:

•	Replaced the existing post-petition credit facility with a new $200.0 million post-petition credit facility (the “DIP Facility”) and

•	Included a commitment, upon the Debtors’ emergence from the Chapter 11 proceedings, for exit financing in the form of a $200.0 million revolving credit facility (the “Revolving Credit Facility”) and a fully drawn term loan (the “Term Loan”) of up to $50.0 million.
      The DIP Facility provides for a secured, revolving line of credit through the earlier of February 11, 2006, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company, KACC and certain subsidiaries of KACC are able to borrow amounts by means of revolving credit advances and to have issued letters of credit (up to $60.0 million) in an aggregate amount equal to the lessor of $200.0 million or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, as defined in the DIP Facility agreement. This amount available under the DIP Facility shall be reduced by $20.0 million if net borrowing availability falls below $40.0 million. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC’s option.
      Disposition of Commodity-Related Assets. In connection with the previously disclosed plan to explore and, if appropriate, dispose of the Company’s commodity-related interests, the Company has completed the disposition of its interests in and related to: (a) the Tacoma, Washington smelter in February, 2003, (b) the Mead, Washington smelter in June 2004, (c) Alpart in July 2004, (d) Gramercy/ KJBC in October 2004, and (e) Valco in October 2004. The sale of the Company’s interests in and related to QAL is expected to close in April 2005. Completion of these transactions represents a significant step towards the Company’s planned emergence from Chapter 11 primarily as a fabricated products company. See Note 5 of Notes to Consolidated Financial Statements for details regarding the individual dispositions.
      Significant Charges Associated with the Reorganization Process. The Company has previously disclosed that it has made substantial progress in its reorganization efforts and has reached various agreements with substantially all of the key creditor constituencies as to the value of their claims and the agreed treatment for such claims in any plans of reorganization that is ultimately filed by the Debtors. These agreements have however resulted in a number of significant charges including:

•	Charges related to the sale of commodity interests. These items are classified as “discontinued operations” in the accompanying financial statements. See Note 3 of Notes to Consolidated Financial Statements for additional discussion of these items and amounts.

•	Significant charges related to the termination of certain of the Company’s previous pension and retiree medical plans and other agreements reached with the PBGC, the USWA and certain other labor unions. These items are discussed in Note 9 and Note 11 of Notes to Consolidated Financial Statements.

•	Certain environmental charges associated with various settlements and transactions. See Note 11 of Notes to Consolidated Financial Statements
Additionally, while not resulting in a significant net charge, the Company did substantially increase its recorded liability in respect of asbestos and other personal injury related claims and expected insurance recoveries in respect of such amounts. See Note 11 of Notes to Consolidated Financial Statements
      Environmental Matters. The Company has previously disclosed that, during April 2004, KACC was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to KACC’s Trentwood facility in Spokane, Washington. KACC is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. KACC believes it is in compliance with all applicable environmental laws and requirements at the Trentwood facility and intends to defend any claim or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company’s or KACC’s financial statements.
Results of Operations
      Summary. The Company reported a net loss of $746.8 million, $9.36 of basic loss per common share in 2004, compared to a net loss of $788.3 million, $9.83 of basic loss per common share for 2003 and a net loss of $468.7 million, $5.82 of basic loss per common share for 2002. However, basic loss per common share may not be meaningful, because as a part of a plan of reorganization, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.
      Net sales in 2004 totaled $942.4 million compared to $710.2 million in 2003 and $709.0 million in 2002.

2004 as Compared to 2003
      Fabricated Aluminum Products. Net sales of fabricated products increased by 35% during 2004 as compared to 2003 primarily due to a 23% increase in shipments and an 9% increase in average realized prices. Current period shipments were higher than 2003 shipments as a result of improved demand for most of the Company’s fabricated aluminum products, especially aluminum plate for the general engineering market as well as extrusions and forgings for the automotive market. Demand for the Company’s products in the aerospace and high strength market was also markedly higher in 2004 than in 2003. The increase in the average realized price reflects changes in the mix of products sold, stronger demand, and higher underlying metal prices. Extrusion prices are thought to have recovered from the recessionary lows experienced in 2002 and 2003 but are still below prices experienced during peaks in the business cycle. Plate prices increased to near peak-level pricing in response to strong near-term demand.

      Segment operating results (before Other operating charges, net) for 2004 improved over 2003 primarily due to the increased shipment and price levels noted above, improved market conditions and improved cost performance offset, in part, by modestly increased natural gas prices and a $12.1 million non-cash LIFO inventory charge. Operating results for 2003 included increased energy costs, a $3.2 million non-cash LIFO inventory charge, and higher pension related expenses offset, in part, by reductions in overhead and other operating costs as a result of cost cutting initiatives. Segment operating results for 2004 and 2003 include gains (losses) on intercompany hedging activities with the Primary aluminum business unit totaling $8.6 million and $(2.3) million. These amounts eliminate in consolidation.
      Segment operating results for 2003, discussed above, exclude a net gain of approximately $3.9 million from the sale of equipment (see Note 6 of Notes to Consolidated Financial Statements).
      Primary aluminum. After restating Mead and Valco-related activities to “discontinued operations,” the activities of the Primary aluminum business unit consist essentially of the Company’s interests in and related to Anglesey and primary aluminum hedging-related activities. Third party net sales of primary aluminum increased 18% for 2004 as compared to the same period in 2003 primarily as a result of a 20% increase in third party average realized prices offset by a 1% decrease in third party shipments. The increases in the average realized prices was primarily due to the increases in primary aluminum market prices. Shipments in 2004 were better than comparable prior year primarily due to the timing of shipments.
      Segment operating results (before Other Operating charges, net) for 2004 improved over 2003 primarily due to the increases in prices and shipments discussed above. Segment operating results for 2004 and 2003 include gains (losses) on intercompany hedging activities with the Fabricated products business unit totaling $(8.6) million and $2.3 million. These amounts eliminate in consolidation.
      Segment operating results discussed above for 2003, exclude a pre-Filing Date claim of approximately $3.2 million related to a restructured transmission agreement and a net gain of approximately $9.5 million from the sale of the Tacoma, Washington smelter (see Note 6 of Notes to Consolidated Financial Statements).
      Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses that are not allocated to the Company’s business segments. In 2004, Corporate operating costs were comprised of approximately $21.2 million of expenses related to ongoing operations and approximately $50.1 million of retiree related expenses. In 2003, Corporate operating costs consisted of expenses related to ongoing operations of approximately $39.0 million and $35.0 million of retiree related expenses. The decline in expenses related to ongoing operations from 2003 to 2004 was primarily attributable to lower salary ($1.0 million), retention ($4.0 million) and incentive compensation ($2.5 million) costs (see Notes 11 and 13 of Notes to Consolidated Financial Statements) as well as lower accruals for pension related costs primarily as a result of the December 2003 termination by the PBGC of the Company’s salaried employees pension plan ($2.5 million). The increase in retiree related expenses in 2004 from 2003 reflects management’s decision to allocate to the Corporate segment the excess of post retirement medical costs related to the Fabricated products business unit and Discontinued operations for the period May 1, 2004 through December 31, 2004 over the amount of such segments allocated share of VEBA contributions, offset, in part, by lower pension-related accruals as a result of the December 2003 termination by the PBGC of the Company’s salaried employees pension plan.
      Corporate operating results for 2004, discussed above, exclude pension charges of approximately $310.0 million related to terminated pension plans whose responsibility was assumed by the PBGC, a settlement charge of approximately $175.0 million related to the USWA settlement and settlement charges of approximately $312.5 million related to the termination of the post-retirement medical benefit plans (all of which are included in Other operating charges, net). Corporate operating results for 2003 exclude a pension charge of approximately $121.2 million related to the terminated salaried employees pension plan whose responsibility was assumed by the PBGC, an environmental multi-site settlement charge of $15.7 million and hearing loss claims of $15.8 million (all of which are included in Other operating charges, net).

      As the Company completes the disposition of the commodities interests and prepares for and emerges from the Cases, the Company expects there will be a substantial decline in Corporate and other costs. However, certain of these restructuring activities may have adverse short term cost consequences.
      Discontinued Operations. Discontinued operations include the operating results for Alpart, Gramercy/ KJBC, Valco, QAL and the Mead Facility and gains from the sale of the Company’s interests in and related to these interests (except for the gain on the sale of the Company’s interests in and related to QAL which is expected to be sold in April 2005). Results for discontinued operations for 2004 improved approximately $636.0 million over 2003. Approximately $460.0 million of such improvement resulted from three non-recurring items: (a) the approximate $126.6 million gain on the sale of the Company’s interests in and related to Alpart and the sale of the Mead Facility; (b) the $368.0 million of impairment charges in respect of the Company’s interests in and related to commodities interests in 2003; and (c) $33.0 million of Valco-related impairment charges in 2004. The balance of the improvement primarily resulted from approximately $132.0 million of improved operating results at Alpart, Gramercy/ KJBC and QAL, a substantial majority of which was related to the improvement in average realized alumina prices.

2003 as Compared to 2002
      Fabricated Aluminum Products. Net sales of fabricated products decreased by 2% during 2003 as compared to 2002 primarily as a result of a 1% decrease in shipments. Shipments in 2003 as compared to those of 2002 reflected increased demand in the aerospace and high strength, general engineering, and custom industrial markets, offset by a modest decline in automotive demand and the Company’s exit of the can lid and tab stock and brazing sheet products in the second quarter of 2002 Average realized prices for fabricated products were also modestly weaker in 2003 than in the prior year, reflecting primarily changes in product mix.
      Segment operating results (before Other operating charges, net) for 2003 were worse than 2002 primarily due to increased energy costs (approximately $10.5 million), a $3.2 million LIFO inventory charge, the volume and price factors discussed above, and increased pension related expenses. The foregoing were offset, in part, by reductions in overhead and other operating costs as a result of cost-cutting initiatives. Operating results for 2002 included a $3.5 million LIFO inventory charge partially offset by reductions in overhead and other costs as a result of cost cutting initiatives. Segment operating results for 2003 and 2002 include losses on intercompany hedging activities with the Primary aluminum business unit totaling $2.3 million and $8.3 million. These amounts eliminate in consolidation.
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
      Primary Aluminum. Third party net sales of primary aluminum increased for 2003 by approximately 12% as compared to the same period in 2002 due to a 11% increase in third party average realized prices and a 2% increase in shipments. The increase in the average realized prices was primarily due to increases in primary aluminum market prices. The increase in third party shipments was primarily due to the timing of shipments.
      Segment operating results (before Other operating charges, net) for 2003 increased from the comparable period in 2002. The increase was primarily due to the increases in prices and shipments discussed above. Segment operating results for 2003 and 2002 include gains on intercompany hedging activities with the Fabricated products business unit totaling $2.3 million and $8.3 million. These amounts eliminate in consolidation.
      Segment operating results for 2003, discussed above, exclude a pre-Filing Date claim of approximately $3.2 million related to a restructured transmission service agreement (see Note 6 of Notes to Consolidated Financial Statements). Segment operating results for 2003 also exclude a net gain of approximately $9.5 million from the sale of the Tacoma, Washington smelter (see Note 6 of Notes to Consolidated Financial Statements).

      Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company’s business segments. Corporate operating expenses (before Other operating charges, net) for 2003 as compared to 2002, were lower primarily because corporate expenses in 2002 included special pension settlement charges of approximately $19.9 million, and payments of approximately $4.2 million to a trust in respect of certain management compensation agreements. Corporate salary-related and other overhead costs were lower in 2003 than in 2002 due to job eliminations but these cost improvements were substantially offset by an increase in pension-related expenses. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the special pension settlement charges in 2002.
      Corporate operating results for 2003, discussed above, exclude a pension charge of approximately $121.2 million related to the salaried employees pension plan, an environmental multi-site settlement charge of $15.7 million and hearing loss claims of $15.8 million (all of which are included in Other operating charges, net). Corporate operating results for 2002 excluded a non-cash impairment charge of approximately $20.0 million related to the Company’s non-operating properties (which is included in Other operating charges, net).
      Discontinued Operations. Results for discontinued operations for 2003 were worse than 2002 by approximately $248.7 million. Approximately $152.0 million of such decrease resulted from an increase in impairment charges in respect of the Company’s interests in and related to commodities assets in 2003 ($368.0 million) compared to such impairment charges in 2002 ($214.7 million). The balance of the decrease primarily resulted from (a) higher energy costs at Alpart and Gramercy/ KJBC, (b) increased pension related expenses at Gramercy, (c) a decrease in third party shipments at Valco and charges for end of service benefits due to Valco’s curtailment in 2003, and (d) an increase in the foreign exchange rate. The foregoing was partially offset by increased third party average realized prices, increased third party alumina shipments, lower depreciation expense resulting from the 2002 year-end impairment of the Mead smelter assets and reductions in overhead costs primarily due to the Mead Facility and Valco curtailments.
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
      Operating Activities. In 2004, Fabricated products operating activities provided approximately $35.0 million of cash (approximately $70.0 million of which was generated from operating results offset by increases in working capital of approximately $35.0 million). This amount compares with 2003 when Fabricated products operating activities provided approximately $30.0 million of cash (substantially all of which was generated from operating results; working capital change was modest) and 2002 when Fabricated products operating activities provided approximately $70.0 million of cash (approximately $30.0 million of which was generated from operations and approximately $40.0 million of which resulted from a decrease in working capital). The increase in cash provided by Fabricated products operating results in 2004 was primarily due to improving demand for fabricated aluminum products. The increase in working capital in 2004 reflects the increase in demand as well as the significant increase in primary aluminum prices. In 2003 cost-cutting initiatives offset reduced product prices and shipments so that cash provided by operations approximated that in 2002. In 2002, the cash provided by working capital reduction was primarily due to reduced demand in the wake of the incidents on September 11, 2001, lower primary aluminum prices, product line exits and lean manufacturing initiatives. The foregoing analysis of fabricated products cash flow excludes consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the “legacy” costs that the Company internally categorizes as a corporate cash outflow. See Corporate and other operating activities below.
      Cash flows attributable to the Company’s interests in and related to Anglesey provided approximately $14.0 million, $12.0 million and $17.0 million in 2004, 2003 and 2002, respectively. Higher primary aluminum prices in 2004 caused the cash flows attributable to sales of primary aluminum production from Anglesey to be approximately $2.0 million higher in 2004 than in 2003 and 2002. Dividends of excess cash that had accumulated at Anglesey caused 2002 cash flows to be approximately $1.5 million higher than both 2003 and 2004. The balance of the differences in cash flows between years is primarily attributable to timing of shipments, payments and receipts.
      Corporate and other operating activities (including all of the Company’s “legacy” costs) utilized approximately $150.0 million, $100.0 million and $115.0 million of cash in 2004, 2003 and 2002, respectively. Cash outflows from Corporate and other operating activities in 2004, 2003 and 2002 included: (a) approximately $57.0 million, $60.0 million and $55.0 million, respectively, in respect of retiree medical obligations and VEBA funding for all former and current operating units; (b) payments for reorganization costs of approximately $35.0 million, $27.0 million and $14.0 million, respectively; and (c) payments in respect of General and Administrative costs totaling approximately $26.0 million, $27.0 million and $41.0 million, respectively. Corporate operating cash flow in 2003 included asbestos related insurance receipts of approximately $18.0 million. Cash outflows in 2004 also included $27.3 million to settle certain multi-site environmental claims.
      In 2004, Discontinued operation activities provided $64.0 million of cash. This compares with 2003 and 2002 when Discontinued operation activities used $29.5 million and $23.5 million of cash, respectively. The increase in cash provided by Discontinued operations in 2004 over 2003 resulted from improved operating results due primarily to the improvement in average realized alumina prices. The increase in cash used by Discontinued operations in 2003 over 2002 was primarily due to less favorable operating results in part reflecting higher than average fuel oil and natural gas prices. Such adverse operating factors were offset, in part, by increased average realized alumina prices.
      Investing Activities. Total capital expenditures for Fabricated products were $7.6 million, $8.9 million, and $10.2 million in 2004, 2003 and 2002, respectively. The capital expenditures were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total capital expenditures for Fabricated products are currently expected to be between $19.0 million and $22.0 million per year in each of 2005 and 2006. The level of capital expenditures may be adjusted from time to time depending on the Company’s business plans, price outlook for metal and other products, KACC’s ability to maintain adequate liquidity and other factors.
      Total capital expenditures for Discontinued operations were $3.5 million, $28.3 million and $36.7 million in 2004, 2003 and 2002, respectively (of which $1.0 million, $8.9 million and $9.6 million were funded by the minority partners in certain foreign joint ventures).
      Financing Activities and Liquidity. On February 11, 2005, the Company and KACC entered into a new financing agreement with a group of lenders under which the Company was provided with a replacement for the existing post-petition credit facility and a commitment for a multi-year exit financing arrangement upon the Debtors’ emergence from the Chapter 11 proceedings. The new financing agreement:

•	Replaced the existing post-petition credit facility with a new $200.0 million “DIP Facility” and

•	Included a commitment, upon the Debtors’ emergence from the Chapter 11 proceedings, for exit financing in the form of a $200.0 million Revolving Credit Facility and a Term Loan of up to $50.0 million.
      The DIP Facility provides for a secured, revolving line of credit through the earlier of February 11, 2006, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company, KACC and certain subsidiaries of KACC are able to borrow amounts by means of revolving credit advances and to have issued letters of credit (up to $60.0 million) in an aggregate amount equal to the lesser of $200.0 million or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, as defined in the DIP Facility agreement. This amount available under the DIP Facility shall be reduced by $20.0 million if net borrowing availability falls below $40.0 million. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC’s option.

      The DIP Facility is secured by substantially all of the assets of the Company, KACC and KACC’s domestic subsidiaries other than certain amounts related to AJI, KJC, KAAC, and KFC whose assets are, subject to their liquidation plans (see Note 1 of Notes to Consolidated Financial Statements), expected to be distributed to the creditors of those subsidiaries. The DIP Facility is guaranteed by KACC and all of KACC’s material domestic subsidiaries other than AJI, KJC, KAAC, and KFC.
      Amounts owed under the DIP Facility may be accelerated under various circumstances more fully described in the DIP Facility agreement, including but not limited to, the failure to make principal or interest payments due under the DIP Facility, breaches of certain covenants, representations and warranties set forth in the DIP Facility agreement, and certain events having a material adverse effect on the business, assets, operations or condition of the Company taken as a whole.
      The DIP Facility places restrictions on the Company’s, KACC’s and KACC’s subsidiaries’ ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business.
      The principal terms of the committed Revolving Credit Facility would generally be the same as or more favorable than the DIP Facility, except that, among other things, the Revolving Credit Facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on February 11, 2010. The Term Loan commitment would be expected to close upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on February 11, 2011.
      The DIP Facility replaced, on February 11, 2005, a post-petition credit facility (the “Replaced Facility”) that the Company and KACC entered into on February 12, 2002. Originally, the Replaced Facility provided for revolving credit advances of up to $300.0 million. This amount was reduced to $285.0 million in August 2003 and to $200.0 million in October 2004. The Replaced Facility was amended a number of times during its term as a result of, among other things, reorganization transactions, including disposition of the Company’s commodity-related assets.
      The Company has previously disclosed that in connection with the completion of the previously announced sales of its commodities interests, it expects that the amount of borrowing base available under the DIP Facility would be adequate to support the Company’s liquidity requirements through the remainder of the Cases. This belief is based on the fact that it was the commodity assets that subjected the Company to the most variability and exposure from both a price risk basis as well as from an operating perspective. While there can be no assurances, based on recent primary aluminum prices and recent market conditions for fabricated aluminum products, the Company currently expects availability under the DIP Facility to remain above the $100.0 million range.
      The Company and KACC currently believe that the cash and cash equivalents, cash flows from operations, cash proceeds from the Intercompany Agreement and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its obligations during the expected pendency of the Cases. At February 28, 2005, there were no outstanding borrowings under the DIP Facility. While there were only $1.8 million of letters of credit outstanding under the DIP Facility at February 28, 2005, there were approximately $15.9 million of outstanding letters of credit that had been issued under the Replaced Facility for which the Company had deposited cash of $16.7 million as collateral. These outstanding letters of credit are expected to be replaced with letters of credit issued under the DIP Facility, at which time, the applicable cash deposit will be refunded to the Company.
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
      The Company and KACC are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on the Company’s evaluation of these and other environmental matters, the Company has established environ-

mental accruals of $58.3 million at December 31, 2004. However, the Company believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $20.0 million.
      The Company has previously disclosed that, during April 2004, KACC was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to KACC’s Trentwood facility in the State of Washington. KACC is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. KACC believes it is in compliance with all applicable environmental laws and requirements at the Trentwood facility and intends to defend any claim or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company’s or KACC’s financial statements.
      KACC has been one of many defendants in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with KACC, or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not sold for more than 20 years. As of the initial Filing Date, approximately 112,000 asbestos-related claims were pending. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively). Due to the Cases, holders of asbestos, silica and coal tar pitch volatile claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. As a result, the Company does not expect to make any asbestos payments in the near term. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to its Filing Date and, as described below, to negotiate insurance settlements and prosecute certain actions to clarify policy interpretations in respect of such coverage. As of December 31, 2004, the Company has established a $1,115.0 million accrual for estimated asbestos, silica and coal tar pitch volatile personal injury claims, before consideration of insurance recoveries. However, the Company believes that substantial recoveries from insurance carriers are probable. Accordingly, as of December 31, 2004, the Company has recorded an estimated aggregate insurance recovery of $967.0 million (determined on the same basis as the asbestos-related cost accrual). Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with carriers exist. See Note 11 for additional discussion of this matter.
      During February 2004, KACC reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8 million. During the Cases, the Company has received approximately 3,200 additional proofs of claim alleging pre-petition injury due to noise induced hearing loss. It is not known at this time how many, if any, of such claims have merit or at what level such claims might qualify within the parameters established by the above-referenced settlement in principle for the 400 claims. Accordingly, the Company cannot presently determine the impact or value of these claims. However, the Company currently expects that all noise induced hearing loss claims will be transferred, along with certain rights against certain insurance policies, to a separate trust along with the settled hearing loss cases discussed above, whether or not such claims are settled prior to the Company’s emergence from the Cases.
      Capital Structure. MAXXAM and one of its wholly owned subsidiaries collectively own approximately 63% of the Company’s Common Stock, with the remaining approximately 37% of the Company’s Common Stock being publicly held. However, as more fully discussed in Note 1 of Notes to Consolidated Financial Statements, it is likely that MAXXAM’s equity interests will be cancelled without consideration as a part of a plan of reorganization.

Other Matters
      Income Tax Matters. In light of the Cases, the Company has provided valuation allowances for all of its net deferred income tax assets as the Company no longer believes that the “more likely than not” recognition criteria is appropriate. A substantial portion or all of its tax attributes may be utilized to offset any gains that may result from the commodity asset sales and/or cancellation of indebtedness as a part of the Company’s reorganization. See Note 8 of Notes to Consolidated Financial Statements for a discussion of these and other income tax matters.
New Accounting Pronouncements
      The section “New Accounting Pronouncements” from Note 2 of Notes to Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies
      Critical accounting policies are those that are both very important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. While the Company believes that all aspect of its financial statements should be studied and understood in assessing its current (and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include:
      1. The consolidated financial statements as of and for the year ended December 31, 2004 have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and do not include possible impacts arising in respect of the Cases. The consolidated financial statements included elsewhere in this Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report. For example,

a. Under generally accepted accounting principles (“GAAP”), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company’s own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodities interests, the Company, through the third quarter of 2003, still considered all of its commodity assets as “held for use,” as no definite decisions had been made regarding the disposition of such assets. However, based on additional negotiations with prospective buyers and discussions with key constituents, the Company concluded that dispositions of its interests in and related to Alpart, Gramercy/ KJBC and Valco were possible and, therefore, that recoverability should be considered differently as of December 31, 2003 and subsequent periods. As a result of the change in status, the Company recorded impairment charges of approximately $33.0 million in the first quarter of 2004 and $368.0 million in the fourth quarter of 2003.

b. Additional pre-Filing Date claims may be identified through the proof of claim reconciliation process and may arise in connection with actions taken by the Debtors in the Cases. For example, while the Debtors consider rejection of the Bonneville Power Administration (“BPA”) contract to be in the Company’s best long-term interests, such rejection may increase the amount of pre-Filing Date claims by approximately $75.0 million based on the BPA’s proof of claim filed in connection with the Cases in respect of the contract rejection.

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
      2. The Company’s judgments and estimates with respect to commitments and contingencies, in particular: (a) future personal injury related costs and obligations as well as estimated insurance recoveries, and (b) possible liability in respect of claims of unfair labor practices (“ULPs”) which were not resolved as a part of the Company’s September 2000 labor settlement.
      Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount (or a range) of possible loss is “estimatable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, the Company typically consults outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. The Company may, in fact, obtain an adverse ruling in a matter that it did not consider a “probable” loss and which, therefore, was not accrued for in its financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter. Further, in estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, the Company may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

      During the period 2002-2004, the Company has had two potentially material contingent obligations that were/are subject to significant uncertainty and variability in their outcome: (a) the United Steelworkers of America’s (“USWA”) ULP claim, and (b) the net obligation in respect of personal injury-related matters. Both of these matters are discussed in Note 11 of Notes to Consolidated Financial Statements and it is important that you read this note.
      As more fully discussed in Note 11 of Notes to Consolidated Financial Statements, we accrued an amount in the fourth quarter of 2004 in respect of the USWA ULP matter. We did not accrue any amount prior to the fourth quarter of 2004 as we did not consider the loss to be “probable.” Our assessment had been that the possible range of loss in this matter was anywhere from zero to $250.0 million based on the proof of claims filed (and other information provided) by the National Labor Relations Board (“NLRB”) and USWA in connection with the Company’s and KACC’s reorganization proceedings. While the Company continues to believe that the ULP charges were without merit, during January 2004, the Company agreed to allow a claim in favor of the USWA in the amount of the $175.0 million as a compromise and in return for the USWA agreeing to substantially reduce and/or eliminate certain benefit payments as more fully discussed in Note 11 of Notes to Consolidated Financial Statements. However, this settlement was not recorded at that time as it was still subject to Court approval. The settlement was ultimately approved by the Court in February 2005 and, as a result of the contingency being removed with respect to this item (which arose prior to the December 31, 2004 balance sheet date), a non-cash charge of $175.0 million was reflected in the Company’s consolidated financial statements at December 31, 2004.
      Also, as more fully discussed in Note 11 of Notes to Consolidated Financial Statements, KACC is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with KACC or by exposure to products containing asbestos last produced or sold by KACC more than 20 years ago. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles. Due to the Cases, existing lawsuits in respect of all such personal injury claims are stayed and new lawsuits cannot be commenced against us or KACC. It is difficult to predict the number of claims that will ultimately be made against KACC or the settlement value of such claims. Our December 31, 2004, balance sheet includes a liability for estimated asbestos-related costs of $1,115.0 million, which represents the Company’s estimate of the minimum end of a range of costs. The upper end of the Company’s estimate of costs is approximately $2,400.0 million and the Company is aware that certain constituents have asserted that they believe that actual costs may exceed the top end of the Company’s estimated range, by perhaps a material amount. As a part of any plan of reorganization it is likely that an estimation of KACC’s entire asbestos-related liability may occur. Any such estimation will likely result from negotiations between the Company and key creditor constituencies or an estimation process overseen by the Court. It is possible that any resulting estimate of KACC’s asbestos-related liability resulting from either process could exceed, perhaps significantly, the liability amounts reflected in the Company’s consolidated financial statements.
      We believe KACC has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our December 31, 2004 balance sheet includes a long-term receivable for estimated insurance recoveries of $967.0 million. We believe that recovery of this amount is probable and additional amounts may be recoverable in the future if additional liability is ultimately determined to exist. However, we cannot assure you that all such amounts will be collected. The timing and amount of future recoveries from KACC’s insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies. Over the past several years, the Company has received a number of rulings in respect of insurance related litigation that it believes supports the amount reflected on the balance sheet. The trial court may hear additional issues from time to time. Further, depending on the amount of asbestos-related claims ultimately determined to exist, it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available.
      Any adjustments ultimately deemed to be required as a result of the reevaluation of KACC’s asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company’s future financial statements. However, under an agreed term sheet, all of the Company’s personal injury–related obligations together with the benefits of its insurance policies and certain other consideration are to be transferred into one or more trusts at emergence.
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
      As more fully discussed in Note 9 of Notes to Consolidated Financial Statements, certain charges have been recorded in 2003 and 2004 in respect of changes in KACC’s pension and post-retirement benefit plans. The PBGC has assumed responsibility for the three largest of the Company’s pension plans. Initially, the Company reflected the effects of these terminations based on the accounting methodologies for continuing plans. This resulted in charges of approximately $121.0 million in 2003 and another $155.0 million in 2004. This methodology was used to record these effects because there were arguments that the ultimate amount of liability could be higher or lower than that resulting from following GAAP for continuing plans, but the ultimate outcome was unknown. Ultimately, in order to advance the Cases, our negotiations with the PBGC resulted in the Company ultimately agreeing to a settlement amount that exceeded the recorded liability by approximately $154.0 million. The settlement was contingent on Court approval. While Court approval was received in January 2005, a charge was reflected in the fourth quarter of 2004 for this settlement as the pension obligations to which the charge related existed at December 31, 2004. Pursuant to the agreement with the PBGC, the Company will continue to sponsor the Company’s remaining pension plans. In addition, as previously disclosed, the Company’s post-retirement medical plans were terminated during 2004 and were replaced with medical coverage through COBRA or the VEBAs. However, definitive, final termination of the previous post-retirement benefit plan was contingent on Court approval of the Intercompany Agreement, which was ultimately received in February 2005. As a result of the removal of the contingency, the Company reflected an approximately $312.5 million charge associated with the termination of the plan at December 31, 2004 as the liability for this existed at the balance sheet date. The amount of the charge relates to amounts previously deferred under GAAP for continuing plans.
      While the amounts involved with the new/remaining plans are substantially less than the amounts in respect of the terminated plans (and thus subject to a lesser amount of expected volatility in amounts) they are, nonetheless, subject to the same sorts of changes and any such changes could be material to continuing operations. See Note 9 of Notes to Consolidated Financial Statements regarding the Company’s pension and post-retirement obligations.
      4. The Company’s judgments and estimates in respect to environmental commitments and contingencies.
      The Company and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of such laws and regulations, and to claims and litigation based upon such laws and regulations. KACC currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 (“CERCLA”), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.
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
      An example of how environmental accruals could change is provided by the multi-site agreement discussed in Note 11 of Notes to Consolidated Financial Statements. Another example discussed in Note 11 of Notes to Consolidated Financial Statements is the agreements ultimately reached with the parties and approved by the Court in October 2004 pursuant to which KACC resolved certain environment obligations in return for cash payments totaling approximately $27.3 million. As a means of expediting the reorganization process and to assure treatment of the claims under a plan of reorganization that is favorable to the Debtors and their stakeholders, it may be in the best interests of the stakeholders for the Company to agree to claim amounts in excess of previous accruals, which were based on an ordinary course, going concern basis.
Contractual Obligations and Commercial Commitments
      The following summarizes the Company’s significant contractual obligations at December 31, 2004 (dollars in millions):

		Payments Due in

		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt, including capital lease of $2.4(a)	$4.0	$1.2	$1.2	$—	$1.6
Operating leases	6.8	2.1	3.0	1.4	.3

Total cash contractual obligations	$10.8	$3.3	$4.2	$1.4	$1.9

(a)	See Note 7 of Notes to Consolidated Financial Statements for information in respect of long-term debt. Long-term debt obligations exclude debt subject to compromise of approximately $847.6 million, which amounts will be dealt with in connection with a plan of reorganization. See Notes 1 and 7 of Notes to Consolidated Financial Statements for additional information about debt subject to compromise.
      The following paragraphs summarize the Company’s off-balance sheet arrangements.
      KACC currently owns a 20% interest in QAL, which owns one of the largest and most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. KACC sells its share of QAL’s production to third parties. The shareholders, including KACC, purchased bauxite from another QAL shareholder under long-term purchase contracts. These tolling and purchase contracts are scheduled to expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. KACC’s share of the aggregate minimum amount of future principal payments as of December 31, 2004 was $60.0 million, which will mature in varying amounts from 2005 to 2008. KACC’s share of QAL’s scheduled debt principal repayment in July 2003 was funded with additional QAL borrowings. KACC’s share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70.0 million and $100.0 million per year over the past three years. However, as discussed more fully in Note 5 of Notes to Consolidated Financial Statements, the Company’s sale of its interests in and related to QAL is expected to close in April 2005. As a result, KACC’s obligations in respect of its share of the QAL debt will be assumed by the buyer. The Company has agreements to supply alumina to and to purchase aluminum from Anglesey, a 49.0%-owned aluminum smelter in Holyhead, Wales.
      As of December 31, 2004, outstanding letters of credit under the Replaced Facility were approximately $31.5 million, substantially all of which expire within the next twelve months. The letters of credit relate primarily to environmental, insurance and other activities.
      The Company anticipates that it will provide a defined contribution pension plan in respect of its salaried employees. The Company currently estimates that the total annual cash cost of such plans would be less than $5.0 million and expects such plan implement in the second quarter of 2005.
      Pursuant to the terms of the USWA agreement (see Note 9 of Notes to Consolidated Financial Statements), KACC will be required to make annual contributions into the Steelworkers Pension Trust on the basis of one dollar per USWA employee per hour worked. In addition, KACC will institute a defined contribution pension plan for active USWA employees. KACC contributions to the plan will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on age and years of service. In addition, in connection with the settlement with the PBGC which was approved by the Court in January 2005, the Company will continue to sponsor specific pension plans at four of the Company’s locations and will satisfy the estimated $4.1 million minimum funding contribution. The Company currently estimates that contributions to all such plans will range from $3.0 million to $6.0 million per year.
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
      On June 1, 2004, the Court approved an order making the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 notwithstanding that the Intercompany Agreement was not effective as of that date. In October 2004, the Company entered into an amendment to the USWA agreement, which was approved by the Court in February 2005. As provided in the amendment, the Company will be required to pay an additional annual contribution of $1.0 million.
      In connection with the sale of the Gramercy facility and KJBC, the Company indemnified the buyer against losses suffered by the buyer that result from any breaches of certain seller representations and warranties up to $5.0 million which amount has been recorded in long-term liabilities in the accompanying financial statements. The indemnity expires in October 2006.
      In November 2004, the Company entered into an agreement to sell its interest in and related to QAL. Gross proceeds from the sale are expected to be approximately $401.0 million, subject to various working capital and other adjustments and the assumption of the Company’s obligations in respect of approximately $60.0 million of QAL debt. The vast majority of the value realized in respect of the Company’s interests in and related to QAL is likely to be for the benefit of holders of the Senior Notes, the Sub Notes and PBGC. The agreement was approved by the Court in November 2004 and is expected to close in April 2005.
      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 million to $80.0 million. KACC expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and borrowing availability under the exit financing facilities that are expected to replace the DIP Facility.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The Company’s operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 2 and 12 of Notes to Consolidated Financial Statements, KACC historically has utilized hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate KACC’s exposure to changes in foreign currency exchange rates. However, because the agreements underlying KACC’s hedging positions provided that the counterparties to the hedging contracts could liquidate KACC’s hedging positions if KACC filed for reorganization, KACC chose to liquidate these positions in advance of the initial Filing Date. KACC has only completed limited hedging activities since the Filing Date (see below). The Company anticipates that, subject to prevailing economic conditions, it may enter into additional hedging transactions with respect to primary aluminum prices and natural gas prices and foreign currency values to protect the interests of its constituents. However, no assurance can be given as to when or if the Company will enter into such additional hedging activities.
Sensitivity
      Primary Aluminum. KACC’s share of primary aluminum production from Anglesey is approximately 150,000,000 pounds annually. Because KACC purchases alumina for Anglesey at prices linked to primary aluminum prices, only a portion of the Company’s net revenues associated with Anglesey are exposed to price risk. The Company estimates the net portion of its share of Anglesey production exposed to primary aluminum price risk to be approximately 100,000,000 pounds annually.
      As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during 2002, 2003 and 2004 for which the Company had price risk were (in millions of pounds) 99.0, 97.6, and 119.0, respectively.
      During the last three years the volume of fabricated products shipments with underlying primary aluminum price risk were roughly the same as the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

      At December 31, 2004, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the period 2005 - 2008 totaling approximately (in millions of pounds): 2005: 104.0, 2006: 41.0, 2007: 38.0, and 2008: 10.0.
      Foreign Currency. KACC from time to time will enter into forward exchange contracts to hedge material cash commitments for foreign currencies. After considering the pending and completed sales of the Company’s commodity interests, KACC’s primary foreign exchange exposure is the Anglesey-related commitment that the Company funds in Great Britain Pound Sterling (“GBP”). The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the GBP results in an approximate $0.5 million (decrease) increase in the Company’s annual pre-tax operating income.

Item 8.                         Financial Statements and Supplementary Data

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(DEBTOR-IN-POSSESSION)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Kaiser Aluminum Corporation:
      We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation (Debtor-In-Possession) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kaiser Aluminum Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 1, the Company and its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and certain of KACC’s subsidiaries have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2, the action of filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, losses from operations and stockholders’ capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.
/s/ Deloitte & Touche LLP
Houston, Texas
March 31, 2005

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In millions of dollars,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55.4	$35.5
Receivables:
Trade, less allowance for doubtful receivables of $6.9 and $6.4	97.4	61.4
Due from affiliate	8.0	12.8
Other	5.6	6.3
Inventories	105.3	92.5
Prepaid expenses and other current assets	19.6	23.8
Discontinued operations’ current assets	30.6	193.7

Total current assets	321.9	426.0
Investments in and advances to unconsolidated affiliate	16.7	13.1
Property, plant, and equipment — net	214.6	230.1
Restricted proceeds from sale of commodity interests	280.8	—
Personal injury-related insurance recoveries receivable	967.0	465.4
Other assets	42.5	55.1
Discontinued operations’ long-term assets	38.9	433.8

Total	$1,882.4	$1,623.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$51.8	$36.3
Accrued interest	.9	.8
Accrued salaries, wages, and related expenses	48.9	31.6
Accrued postretirement medical benefit obligation — current portion	—	32.5
Other accrued liabilities	73.7	29.7
Payable to affiliate	14.7	11.4
Long-term debt — current portion	1.2	1.3
Discontinued operations’ current liabilities	57.7	177.5

Total current liabilities	248.9	321.1
Long-term liabilities	32.9	59.4
Long-term debt	2.8	2.2
Discontinued operations’ long-term liabilities, including minority interests of $121.1 in 2003	26.4	208.7

	311.0	591.4
Liabilities subject to compromise	3,954.9	2,770.1
Minority interests	.7	.7
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, par value $.01, authorized 125,000,000 shares; issued and outstanding 79,680,645 and 80,010,214 shares	.8	.8
Additional capital	538.0	539.1
Accumulated deficit	(2,917.5)	(2,170.7)
Accumulated other comprehensive income (loss)	(5.5)	(107.9)

Total stockholders’ equity (deficit)	(2,384.2)	(1,738.7)

Total	$1,882.4	$1,623.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,

	2004	2003	2002

	(In millions of dollars, except
	share and per share amounts)
Net sales	$942.4	$710.2	$709.0

Costs and expenses:
Cost of products sold	852.2	681.2	671.4
Depreciation and amortization	22.3	25.7	32.3
Selling, administrative, research and development, and general	92.3	92.5	118.6
Other operating charges (benefits), net	793.2	141.6	31.8

Total costs and expenses	1,760.0	941.0	854.1

Operating loss	(817.6)	(230.8)	(145.1)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $95.0 in 2004, $95.0 in 2003 and $84.0 in 2002)	(9.5)	(9.1)	(19.0)
Reorganization items	(39.0)	(27.0)	(33.3)
Other — net	4.2	(5.2)	(.9)

Loss before income taxes and discontinued operations	(861.9)	(272.1)	(198.3)
Provision for income taxes	(6.2)	(1.5)	(4.4)

Loss from continuing operations	(868.1)	(273.6)	(202.7)

Discontinued operations:
Loss from discontinued operations, net of income taxes, including minority interests	(5.3)	(514.7)	(266.0)
Gain from sale of commodity interests	126.6	—	—

Income (loss) from discontinued operations	121.3	(514.7)	(266.0)

Net loss	$(746.8)	$(788.3)	$(468.7)

Earnings (loss) per share — Basic/ Diluted:
Loss from continuing operations	$(10.88)	$(3.41)	$(2.52)

Income (loss) from discontinued operations	$1.52	$(6.42)	$(3.30)

Net loss	$(9.36)	$(9.83)	$(5.82)

Weighted average shares outstanding (000):
Basic/ Diluted	79,815	80,175	80,578

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

				Accumulated
				Other
				Comprehensive
	Common	Additional	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total

	(In millions of dollars)
BALANCE, December 31, 2001	$.8	$539.1	$(913.7)	$(67.3)	$(441.1)
Net loss	—	—	(468.7)	—	(468.7)
Minimum pension liability adjustment	—	—	—	(136.6)	(136.6)
Unrealized net decrease in value of derivative instruments arising during the year prior to settlement	—	—	—	(12.1)	(12.1)
Reclassification adjustment for net realized gains on derivative instruments included in net loss, net	—	—	—	(27.9)	(27.9)

Comprehensive income (loss)	—	—	—	—	(645.3)
Incentive plan accretion	—	.8	—	—	.8

BALANCE, December 31, 2002	.8	539.9	(1,382.4)	(243.9)	(1,085.6)
Net loss	—	—	(788.3)	—	(788.3)
Minimum pension liability adjustment	—	—	—	138.6	138.6
Unrealized net decrease in value of derivative instruments arising during the year	—	—	—	(1.6)	(1.6)
Reclassification adjustment for net realized gains on derivative instruments included in net loss	—	—	—	(1.0)	(1.0)

Comprehensive income (loss)					(652.3)
Restricted stock cancellations		(1.0)			(1.0)
Restricted stock accretion	—	.2	—	—	.2

BALANCE, December 31, 2003	.8	539.1	(2,170.7)	(107.9)	(1,738.7)
Net loss	—	—	(746.8)	—	(746.8)
Minimum pension liability adjustment	—	—	—	97.9	97.9
Unrealized net increase in value of derivative instruments arising during the year	—	—	—	2.1	2.1
Reclassification adjustment for net realized losses on derivative instruments included in net loss	—	—	—	2.4	2.4

Comprehensive income (loss)					(644.4)
Restricted stock cancellations	—	(1.1)	—	—	(1.1)

BALANCE, December 31, 2004	$.8	$538.0	$(2,917.5)	$(5.5)	$(2,384.2)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In millions of dollars)
Cash flows from operating activities:
Net loss	$(746.8)	$(788.3)	$(468.7)
Less net income (loss) from discontinued operations	121.3	(514.7)	(266.0)

Net loss from continuing operations	(868.1)	(273.6)	(202.7)
Adjustments to reconcile net loss from continuing operations to net cash used by continuing operations:
Non-cash charges in other operating charges	805.3	161.7	38.9
Depreciation and amortization (including deferred financing costs of $5.8, $4.7 and $3.8, respectively)	28.1	30.4	36.1
Gains — sale of Tacoma facility in 2003, sale of real estate and miscellaneous equipment in 2002	—	(14.5)	(3.8)
Equity in (income) loss of unconsolidated affiliates, net of distributions	(4.0)	1.0	2.4
(Increase) decrease in trade and other receivables	(30.5)	(13.3)	7.6
(Increase) decrease in inventories, excluding LIFO adjustments and other non-cash operating items	(24.5)	10.7	31.2
Decrease (increase) in prepaid expenses and other current assets	.8	3.1	(5.9)
Increase in accounts payable and accrued interest	16.4	8.1	30.5
(Decrease) increase in other accrued liabilities	(18.6)	9.8	13.0
Increase in payable to affiliates	3.3	.2	.4
Increase (decrease) in accrued and deferred income taxes	1.7	(4.1)	.6
Net cash impact of changes in long-term assets and liabilities	(11.5)	27.1	22.9
Net cash provided (used) by discontinued operations	64.0	(29.5)	(23.5)
Other	(.4)	(4.0)	.6

Net cash used by operating activities	(38.0)	(86.9)	(51.7)

Cash flows from investing activities:
Net proceeds from dispositions: real estate and equipment in 2004, primarily Tacoma facility and interests in office building complex in 2003, primarily Fabricated products’ equipment in 2002	2.3	83.0	28.5
Capital expenditures	(7.6)	(8.9)	(10.9)
Net cash provided (used) by discontinued operations; primarily proceeds from sale of commodity interests in 2004 and Alpart-related capital expenditures in 2003 and 2002	356.7	(25.0)	(33.8)

Net cash provided (used) by investing activities	351.4	49.1	(16.2)

Cash flows from financing activities:
Financing costs, primarily DIP Facility related	(2.4)	(4.1)	(8.8)
Net cash used for restricted proceeds from sale of commodity interests and payment of Alpart CARIFA loan of $14.6	(291.1)	—	—

Net cash used by financing activities	(293.5)	(4.1)	(8.8)

Net increase (decrease) in cash and cash equivalents during the year	19.9	(41.9)	(76.7)
Cash and cash equivalents at beginning of year	35.5	77.4	154.1

Cash and cash equivalents at end of year	$55.4	$35.5	$77.4

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.1, $.2 and $.1	$3.8	$4.0	$5.4
Less interest paid by discontinued operations, net of capitalized interest of $.9 in 2003 and $1.1 in 2002	(.9)	(1.2)	(1.4)

	$2.9	$2.8	$4.0

Income taxes paid	$10.7	$46.1	$37.5
Less income taxes paid by discontinued operations	(10.7)	(41.3)	(34.5)

	$—	$4.8	$3.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share amounts)

1.	Reorganization Proceedings
      Background. Kaiser Aluminum Corporation (“Kaiser”, “KAC” or the “Company”), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”); the Company, KACC and 15 of KACC’s subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional KACC subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. The Original Debtors and Additional Debtors are collectively referred to herein as the “Debtors” and the Chapter 11 proceedings of these entities are collectively referred to herein as the “Cases.” For purposes of this Report, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of KACC’s non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.
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
      The Original Debtors found it necessary to file the Cases primarily because of liquidity and cash flow problems of the Company and its subsidiaries that arose in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flows, resulting in lower credit ratings and an inability to access the capital markets.
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
      The outstanding principal of, and accrued interest on, all debt of the Debtors became immediately due and payable upon commencement of the Cases. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Debtors’ Cases, the Court, upon motion by the Debtors, authorized the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business, subject to certain limitations and to continue using the Company’s existing cash management systems. The Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, “assumption” means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and “rejection” means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a pre-Filing Date executory contract is treated as a general unsecured claim in the Cases.
      Case Administration. Generally, pre-Filing Date claims, including certain contingent or unliquidated claims, against the Debtors will fall into two categories: secured and unsecured. Under the Code, a creditor’s claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The bar dates (established by the Court) by which holders of pre-Filing Date claims against the Debtors (other than asbestos-related personal injury claims) could file their claims have passed. Any holder of a claim that was required to file such claim by such bar date and did not do so may be barred from asserting such claim against any of the Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved. Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein. The bar dates do not apply to asbestos-related personal injury claims, for which no bar date has been set.
      Two creditors’ committees, one representing the unsecured creditors (the “UCC”) and the other representing the asbestos claimants (the “ACC”), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”) with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the Court-appointed legal representatives for (a) potential future asbestos claimants (the “Asbestos Futures’ Representative”) and (b) potential future silica and coal tar pitch volatile claimants (the “Silica/ CTPV Futures’ Representative” and, collectively with the Asbestos Futures” Representative, the “Futures’ Representatives”), have played and will continue to play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures’ Representatives, including those of their counsel and other advisors.
      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. Most recently, the Court approved an extension of exclusivity as to all Debtors (other than AJI, KJC, KAAC and KFC) to June 30, 2005. Exclusivity for AJI, KJC, KAAC and KFC was most recently extended to April 30, 2005. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.
      Commodity-related and Inactive Subsidiaries. As previously disclosed, the Company expects that by April 2005 it will have sold all of its commodity-related interests other than its interests in Anglesey. It is

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anticipated that, as more fully discussed below, the proceeds from the sale of these interests will be distributed primarily to the affected subsidiaries’ creditors pursuant to certain liquidating plans and other agreements. The primary subsidiaries affected by this strategy are AJI, KJC, KAAC, KFC and KBC.
      During November 2004, four of KACC’s commodity-related subsidiaries (AJI, KJC, KAAC and KFC, collectively, the “Liquidating Subsidiaries”) filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with all amendments filed thereto, are separately referred to as the “AJI/KJC Plan” and the “KAAC/KFC Plan” and collectively as the “Liquidating Plans”). Under the Liquidating Plans, the assets of those entities, consisting primarily of the net cash proceeds received (or to be received) by them in connection with the sales of their commodities interests, will be transferred to liquidating trusts, whereupon the Liquidating Subsidiaries will be dissolved. The liquidating trusts will then make distributions to the creditors of the Liquidating Subsidiaries in accordance with the Liquidating Plans. As indicated in the Liquidating Plans, it is currently anticipated that the Liquidating Subsidiaries will have an aggregate of approximately $673.8 of cash available for distribution to creditors when the Liquidating Plans become effective. The Liquidating Plans outline the specific treatment of creditors and their estimated recoveries in respect of the Liquidating Subsidiaries under several possible scenarios. The Liquidating Plans indicate that, after payment of priority claims, trust expenses (initial reserves for which are expected to be established in the range of $37.0 to $46.0), and payments to KACC under the Intercompany Settlement Agreement (“Intercompany Agreement”) (see discussion below) the Liquidating Subsidiaries anticipate ultimately distributing available cash to the following claimholders in the following amounts:

KACC’s Senior Notes and Senior Subordinated Notes	$390.7 to $421.8
PBGC	$187.6 to $198.5
State of Louisiana Solid Waste Revenue Bonds	$ 0.0 to $ 8.0
      Under the Liquidating Plans as filed with the Court, $16.0 of payments are to be made for the benefit of holders of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) if, and only if, the holders of both (a) KACC’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) and (b) the Sub Notes, approve the plans. If either the holders of the Senior Notes or the Sub Notes fail to accept the Liquidating Plans, the Court will determine distributions to such holders. Holders of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”) are not allowed a vote on the Liquidating Plans but will receive up to $8.0 only if the Liquidating Plans are accepted by the Senior Notes and, unless the holders of the Senior Notes agree, all holders of the Senior Notes receive the identical treatment under the Liquidating Plans. If the Liquidating Plans are not accepted by the holders of the Senior Notes then, pursuant to the Liquidating Plans, the Court will determine the distributions to the Revenue Bonds. Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes.
      As previously disclosed, a group of holders of the Sub Notes (the “Sub Note Group”) has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinate to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both Sub Notes and KACC’s 9 7/8% Senior Notes has made a similar assertion, but at the same time, maintains that a portion of KACC’s 9 7/8% Senior Notes holders’ claims against the subsidiary guarantors are contractually senior to the Sub Notes holders’ claims against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries. If both the holders of the Senior Notes and the holders of the Sub Notes do not approve the Liquidating Plans, then the Court will determine the appropriate allocation to these

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
groups under the Liquidating Plans. While the Company cannot currently predict how the Court might rule in such an instance, based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and KACC’s 9 7/8% Senior Notes, if the Court were to rule in favor of the Sub Notes, the Company estimates that it is possible that the holders of the Sub Notes could receive between approximately $67.0 and approximately $215.0 depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of both the Senior Notes and the Sub Notes do not approve the Liquidating Plans and the Court were to rule in favor of the Senior Notes, then it is possible that the holders of the Sub Notes would receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the subsidiary guarantors (including the Liquidating Subsidiaries). The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group, when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.
      The Court approved the disclosure statements related to the Liquidating Plans in February 2005 and the Liquidating Subsidiaries are now seeking confirmation of the Liquidating Plans at a confirmation hearing scheduled to be held in April 2005. However, there can be no assurance as to whether or when the Liquidating Plans will be confirmed by the Court or ultimately consummated or, if confirmed and consummated as to the amount of distributions to be made to individual creditors of the Liquidating Subsidiaries or KACC. The foregoing disclosure is not intended to be, nor should it be construed to be, a solicitation for a vote on the Liquidating Plans. The Liquidating Plans relate exclusively to AJI, KJC, KAAC and KFC and will have no impact on the normal, ongoing operations of the Company’s Fabricated products business unit or other continuing operations.
      The above amounts are net of payments that are to be made by AJI, KJC and KAAC to KACC in respect of pre-petition and post-Filing Date intercompany claims pursuant to the Intercompany Agreement that was approved by the Court in February 2005. The Intercompany Agreement also resolves substantially all other pre-and post-petition intercompany claims between the Debtors. The Intercompany Agreement provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alpart and QAL to KACC of at least $90.0 in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for (1) any net cash flows funded by or collected by KACC related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be approximately $21.0 collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $15.0 range collected by the Company through December 31, 2004); and (c) third party costs and certain limited overhead of KACC’s activities related to the sale of AJI’s, KJC’s and KAAC’s respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to KACC’s sale of its interests in Alpart. As provided under the Intercompany Agreement, KACC was reimbursed for approximately $14.5 of payments made in the third quarter of 2004 to retire Alpart-related debt and $28.0 in November 2004 as a partial payment of Alpart-related sales proceeds. The Intercompany Agreement calls for the remaining payments to be made in specific increments to KACC at the earlier of the time of the closing of the sale of the Company’s interests in QAL and upon the effective dates of the Liquidating Plans.
      It is anticipated that KBC will be dealt with either separately or in concert with the KACC plan of reorganization as more fully discussed below. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which are to be resolved pursuant to the Intercompany Agreement). The Company believes that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Entities Containing the Fabricated Products and Certain Other Operations. Claims of creditors, other than claims paid by the Liquidating Subsidiaries under the Liquidating Plans, will have to be satisfied by the assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey Aluminium Limited (“Anglesey”) and proceeds to be received under the Intercompany Agreement.
      The Debtors anticipate that substantially all remaining liabilities of the Debtors as of their Filing Date will be settled under a single joint plan of reorganization to be proposed and voted on in accordance with the provisions of the Code. In working toward a plan of reorganization, as more fully discussed below, the remaining Debtors have reached individual agreements with most of the significant creditor constituents in the Cases including the Committees, the Futures’ Representatives, the PBGC, and the appropriate union representatives. However, the ultimate treatment of individual groups of creditors in any such plan of reorganization cannot be determined definitively at this time as such treatment (and the specific recoveries of individual creditors) is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key creditor constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law. Further, while the Debtors intend to file and seek confirmation of a plan, there can be no assurance as to when the Debtors will file such a plan or as to whether any such plan will be confirmed by the Court and consummated.
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
      Based on the previously disclosed agreements and understandings reached with key creditor constituents, the Company anticipates that the disclosure statement and plan of reorganization for the Company, KACC and other Debtors necessary to ongoing operations will reflect the following principle elements:

(a) All post-petition and secured claims are expected to either be assumed by the emerging entity or paid at emergence (see Exit Cost discussion below);

(b) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in return for cancellation of the retiree medical plan, as more fully discussed in Note 9, the Company is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and then has agreed to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are to receive a contribution of 75% of the residual value of the remaining Debtors in the form of newly issued equity in the emerging entity. Residual value in this context means KACC’s remaining value after taking into account: (i) the contributions to the personal injury trust described below; (ii) the satisfaction of administrative, priority and secured claims as per (a) above; (iii) an equity incentive plan; and (iv) the satisfaction of the PBGC’s claim against KACOCL;

(c) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) a portion of the emerging entity’s equity in proportion to approximately $830.0 of intercompany claims of KFC against KACC that are to be assigned to the trust (which will be satisfied out of the 25% of equity referred to in (d) below); and

(d) Other pre-petition claims will receive 25% of the residual value of the remaining Debtors in the form of equity in the emerging entity. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC that are not satisfied under the Liquidating Plans, (ii) the approximate $830.0 of intercompany claims that the Company has agreed to assign to the personal injury trust(s) referred to in (c) above, and (iii) all unsecured trade and other claims. Included in this category are approximately $276.0 of intercompany claims of KFC against KACC that will be a part of the consideration in the Liquidating Trusts.
      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 to $80.0. KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 7). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.
      The Company believes that it is not likely that it will emerge from the Cases until sometime in the second half of 2005. However, the Company’s ability to do so and to ultimately emerge from the Cases is subject to a number of factors, including, among others, inherent market-related risks, Court approval for various matters and the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.
      Financial Statement Presentation. The accompanying consolidated financial statements have been prepared in accordance with American Institute of Certified Professional Accountants (“AICPA”) Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.
      Upon emergence from the Cases, the Company expects to apply “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor’s liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan(s) of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence and because of the significance of liabilities subject to compromise (that will be relieved upon emergence), comparisons between the current historical financial statements and the financial statements upon emergence may be difficult to make.
      Financial Information. Condensed consolidating financial statements of the Debtors and non-Debtors are set forth below:
Condensed Consolidating Balance Sheets
December 31, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Current assets	$289.2	$2.1	$—	$291.3
Discontinued operations’ current assets	30.6	—	—	30.6
Investments in subsidiaries and affiliates	20.9	—	(4.2)	16.7
Intercompany receivables (payables), net	(4.5)	4.5	—	—
Property and equipment, net	214.6	—	—	214.6
Restricted proceeds from sale of commodity assets	280.8	—	—	280.8
Personal injury-related insurance recoveries receivable	967.0	—	—	967.0
Other assets	42.5	—	—	42.5
Discontinued operations’ long term assets	38.9	—	—	38.9

	$1,880.0	$6.6	$(4.2)	$1,882.4

Liabilities not subject to compromise —
Current liabilities	$190.0	$3.2	$(2.0)	$191.2
Discontinued operations’ current liabilities	57.7	—	—	57.7
Long-term liabilities	34.5	1.2	—	35.7
Discontinued operations’ long-term liabilities	26.4	—	—	26.4
Liabilities subject to compromise	3,954.9	—	—	3,954.9
Minority interests	.7	—	—	.7
Stockholders’ equity (deficit)	(2,384.2)	2.2	(2.2)	(2,384.2)

	$1,880.0	$6.6	$(4.2)	$1,882.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheets
December 31, 2003

			Consolidation/
			Elimination
	Debtors	Non-Debtors(1)	Entries	Consolidated

Current assets	$229.4	$2.9	$—	$232.3
Discontinued operations’ current assets	93.5	100.2	—	193.7
Investments in subsidiaries and affiliates	357.0	—	(343.9)	13.1
Intercompany receivables (payables), net	(5.4)	5.4	—	—
Property and equipment, net	230.1	—	—	230.1
Personal injury-related insurance recoveries receivable	465.4	—	—	465.4
Other assets	55.1	—	—	55.1
Discontinued operations’ long term assets	(37.2)	471.0		433.8

	$1,387.9	$579.5	$(343.9)	$1,623.5

Liabilities not subject to compromise —
Current liabilities	$141.0	$4.6	$(2.0)	$143.6
Discontinued operations’ current liabilities	90.8	86.7	—	177.5
Long-term liabilities	60.0	1.6	—	61.6
Discontinued operations’ long-term liabilities	64.0	129.1	15.6	208.7
Liabilities subject to compromise	2,770.1	—	—	2,770.1
Minority interests	.7	—	—	.7
Stockholders’ equity (deficit)	(1,738.7)	357.5	(357.5)	(1,738.7)

	$1,387.9	$579.5	$(343.9)	$1,623.5

(1)	Non-debtors’ discontinued operations’ amounts relate primarily to Alpart and Valco.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$942.4	$—	$—	$942.4

Costs and expenses —
Operating costs and expenses	966.3	.5	—	966.8
Other operating charges (benefits), net	793.2	—	—	793.2

	1,759.5	.5		1,760.0

Operating income (loss)	(817.1)	(.5)	—	(817.6)
Interest expense	(9.5)	—	—	(9.5)
All other income (expense), net	(41.2)	.6	5.8	(34.8)
Income tax and minority interests	(6.2)	—	—	(6.2)
Equity in income of subsidiaries	(52.2)		52.2	—

Loss from continuing operations	(926.2)	.1	58.0	(868.1)
Discontinued operations	179.4	(58.1)	—	121.3

Net income (loss)	$(746.8)	$(58.0)	$58.0	$(746.8)

Condensed Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2003

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$710.2	$—	$—	$710.2

Costs and expenses —
Operating costs and expenses	798.7	.7	—	799.4
Other operating charges (benefits), net	141.6	—	—	141.6

	940.3	.7	—	941.0

Operating income (loss)	(230.1)	(.7)	—	(230.8)
Interest expense	(9.1)	—	—	(9.1)
All other income (expense), net	(43.6)	.2	11.2	(32.2)
Income tax and minority interests	(1.6)	.1	—	(1.5)
Equity in income of subsidiaries	(21.2)	—	21.2	—

Loss from continuing operations	(305.6)	(.4)	32.4	(273.6)
Discontinued operations	(482.7)	(32.0)	—	(514.7)

Net income (loss)	$(788.3)	$(32.4)	$32.4	$(788.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2002

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$709.0	$—	$—	$709.0

Costs and expenses —
Operating costs and expenses	821.8	.5	—	822.3
Other operating charges (benefits), net	31.8	—	—	31.8

	853.6	.5	—	854.1

Operating income (loss)	(144.6)	(.5)	—	(145.1)
Interest expense	(19.0)	—	—	(19.0)
All other income (expense), net	(44.8)	.3	10.3	(34.2)
Income tax and minority interests	(4.2)	(.2)	—	(4.4)
Equity in income of subsidiaries	(2.5)	—	2.5	—

Loss from continuing operations	(215.1)	(.4)	12.8	(202.7)
Discontinued operations	(253.6)	(12.4)	—	(266.0)

Net income (loss)	$(468.7)	$(12.8)	$12.8	$(468.7)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities —
Continuing operations	$(101.8)	$(.2)	$—	$(102.0)
Discontinued operations	46.0	18.0	—	64.0

	(55.8)	17.8	—	(38.0)

Investing activities —
Continuing operations	(5.3)	—	—	(5.3)
Discontinued operations	359.6	(2.9)	—	356.7

	354.3	(2.9)	—	351.4

Financing activities —
Continuing operations	(2.4)	—	—	(2.4)
Discontinued operations	(276.5)	(14.6)	—	(291.1)

	(278.9)	(14.6)	—	(293.5)

Net decrease in cash and cash equivalents	19.6	.3	—	19.9
Cash and cash equivalents, beginning of period	35.4	.1	—	35.5

Cash and cash equivalents, end of period	$55.0	$.4	$—	$55.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2003

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities —
Continuing operations	$(56.7)	$(.7)	$—	$(57.4)
Discontinued operations	(56.8)	27.3	—	(29.5)

	(113.5)	26.6	—	(86.9)

Investing activities —
Continuing operations	74.1	—	—	74.1
Discontinued operations	1.5	(26.5)	—	(25.0)

	75.6	(26.5)	—	49.1

Financing activities —
Continuing operations	(4.1)	—	—	(4.1)
Discontinued operations	—	—	—	—

	(4.1)	—	—	(4.1)

Net decrease in cash and cash equivalents	(42.0)	.1	—	(41.9)
Cash and cash equivalents, beginning of period	77.4	—	—	77.4

Cash and cash equivalents, end of period	$35.4	$.1	$—	$35.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2002

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities —
Continuing operations	$(27.8)	$(.4)	$—	$(28.2)
Discontinued operations	(56.7)	33.2	—	(23.5)

	(84.5)	32.8	—	(51.7)

Investing activities —
Continuing operations	18.3	(.7)	—	17.6
Discontinued operations	(.2)	(33.6)	—	(33.8)

	18.1	(34.3)	—	(16.2)

Financing activities —
Continuing operations	(8.8)	—	—	(8.8)
Discontinued operations	—	—	—	—

	(8.8)	—	—	(8.8)

Net decrease in cash and cash equivalents	(75.2)	(1.5)	—	(76.7)
Cash and cash equivalents, beginning of period	152.6	1.5	—	154.1

Cash and cash equivalents, end of period	$77.4	$—	$—	$77.4

      Classification of Liabilities as “Liabilities Not Subject to Compromise” Versus “Liabilities Subject to Compromise.” Liabilities not subject to compromise include: (1) liabilities incurred after the Filing Date of the Cases; (2) pre-Filing Date liabilities that the Debtors expect to pay in full, including priority tax and employee claims and certain environmental liabilities, even though certain of these amounts may not be paid until a plan of reorganization is approved; and (3) pre-Filing Date liabilities that have been approved for payment by the Court and that the Debtors expect to pay (in advance of a plan of reorganization) over the next twelve-month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreement, and certain postretirement medical and other costs associated with retirees.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts subject to compromise at December 31, 2004 and 2003 consisted of the following items:

	December 31,

	2004	2003

Accrued postretirement medical obligation (Note 9)	$1,042.1	$685.1
Accrued asbestos and certain other personal injury liabilities (Note 11)	1,115.0	610.0
Debt (Note 7)	847.6	848.2
Accrued pension benefits (Note 9)	625.7	448.0
Unfair labor practice settlement (Note 11)	175.0	—
Accounts payable	29.8	29.4
Accrued interest	47.5	47.5
Accrued environmental liabilities (Note 11)	30.6	43.0
Other accrued liabilities	41.6	58.9

	$3,954.9	$2,770.1

(1)	Other accrued liabilities include hearing loss claims of $15.8 at December 31, 2004 and 2003 (see Note 11).

(2)	The above amounts exclude $26.4 in 2004 and $49.9 in 2003 related to discontinued operations. Such amounts were primarily accounts payable.
      The classification of liabilities “not subject to compromise” versus liabilities “subject to compromise” is based on currently available information and analysis. As the Cases proceed and additional information and analysis is completed or, as the Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant. Additionally, as the Company evaluates the proofs of claim filed in the Cases, adjustments will be made for those claims that the Company believes will probably be allowed by the Court. The amount of such claims could be significant. For example, pursuant to the PBGC settlement agreement, which was approved by the Court in January 2005 (see Note 9), the PBGC will be allowed a $14.0 administrative claim and the Company will contribute an estimated $4.1 to certain hourly pension plans which it will continue to sponsor. Since the PBGC settlement agreement has been approved by the Court, such amounts have been reclassified from liabilities subject to compromise to liabilities not subject to compromise.
      Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the years ended December 31, 2004, 2003 and 2002, reorganization items were as follows:

	Years Ended December 31,

	2004	2003	2002

Professional fees	$39.0	$27.5	$28.8
Accelerated amortization of certain deferred financing costs	—	—	4.5
Interest income	(.8)	(.8)	(1.8)
Other	.8	.3	1.8

	$39.0	$27.0	$33.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As required by SOP 90-7, in the first quarter of 2002, the Company recorded the Debtors’ pre-Filing Date debt that is subject to compromise at the allowed amount. Accordingly, the Company accelerated the amortization of debt-related premium, discount and costs attributable to this debt and recorded a net expense of approximately $4.5 in Reorganization items during the first quarter of 2002.

2.	Summary of Significant Accounting Policies
      Going Concern. The consolidated financial statements of the Company have been prepared on a “going concern” basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the consolidated financial statements do not include all of the necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c) the effect of any changes which may be made in connection with the Debtors’ capitalizations or operations as a result of a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.
      Additionally, as discussed above (see Financial Statement Presentation), the Company believes that it would, upon emergence, apply fresh start accounting to its consolidated financial statements which would also adversely impact the comparability of the December 31, 2004 financial statements to the financial statements of the entity upon emergence.
      Principles of Consolidation. The consolidated financial statements include the statements of the Company and its majority owned subsidiaries. The Company is a subsidiary of MAXXAM Inc. (“MAXXAM”) and conducts its operations through its wholly owned subsidiary, KACC. KACC has historically operated in all principal aspects of the aluminum industry. However, as discussed above, the Company will emerge from the Chapter 11 proceedings primarily as a fabricated products company. At this time, the Company plans to retain its interests in Anglesey, which owns a primary aluminum smelter.
      The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties, with respect to such estimates and assumptions, are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operation.
      Investments in 50%-or-less-owned entities are accounted for primarily by the equity method. Intercompany balances and transactions are eliminated.
      Recognition of Sales. Sales are recognized when title, ownership and risk of loss pass to the buyer.
      Earnings per Share. Basic earnings per share is computed by dividing the weighted average number of common shares outstanding during the period, including the weighted average impact of the shares of common stock issued during the year from the date(s) of issuance. However, earnings per share may not be meaningful, because as a part of a plan of reorganization for the Company, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.
      Cash and Cash Equivalents. The Company considers only those short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Inventories. Substantially all product inventories are stated at last-in, first-out (“LIFO”) cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Other inventories, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market. Inventory costs consist of material, labor, and manufacturing overhead, including depreciation. Inventories, after deducting inventories related to discontinued operations, consist of the following:

	December 31,

	2004	2003

Fabricated products —
Finished products	$23.3	$27.8
Work in process	42.2	30.1
Raw materials	27.9	22.8
Operating supplies and repairs and maintenance parts	11.8	11.7

	105.2	92.4
Commodities — Primary aluminum	.1	.1

	$105.3	$92.5

      The above table excludes commodities inventories related to discontinued operations of $8.8 in 2004 and $113.7 in 2003. Inventories related to discontinued operations in 2004 were reduced by a net charge of $1.2 to write down certain alumina inventories to their estimated net realizable value as a result of the Company’s sale of its interests in and related to Valco (Note 5).
      Inventories were reduced by the following charges during the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002

Included in cost of products sold:
LIFO inventory charges	$12.1	$3.2	$3.5
Included in other operating charges (benefits), net (see Note 6):
Net realizable value charge — Tacoma smelter impairment (Primary Aluminum), net of intersegment profit elimination of Primary Aluminum impairment charges of $2.1	—	—	2.1
LIFO inventory charges associated with permanent inventory reductions — Product line exit (Fabricated Products)	—	—	1.6

	$12.1	$3.2	$7.2

      The above table excludes LIFO inventory charges related to discontinued operations of $1.6 in 2004, $3.4 in 2003 and $3.5 in 2002. The above table also excludes net realizable value charges related to discontinued operations of $16.5 in 2002. The LIFO inventory charges resulted from reductions in inventory volumes that were in inventory layers with higher costs than current market prices.
      Depreciation. Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives of land improvements, buildings, and machinery and equipment are 8 to 25 years, 15 to 45 years, and 10 to 22 years, respectively. As more fully discussed in Note 1, upon emergence from the Cases, the Company expects to apply “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. As a result, accumulated depreciation will be reset to zero. With the allocation of the reorganization value to the individual assets and liabilities, it is possible that future depreciation will differ from historical depreciation.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock-Based Compensation. The Company applies the intrinsic value method to account for a stock-based compensation plan whereby compensation cost is recognized only to the extent that the quoted market price of the stock at the measurement date exceeds the amount an employee must pay to acquire the stock. No compensation cost has been recognized for this plan as the exercise price of the stock options granted in 2001 were at or above the market price. No stock options were granted in 2004, 2003 and 2002. The pro forma after-tax effect of the estimated fair value of the grants would be to increase the net loss in 2004, 2003, and 2002 by $.3, $.4, and $.6, respectively. The pro forma after tax effect of the estimated fair value of the grants would have resulted in no change in the basic/diluted loss per share for 2004, 2003, and 2002. The fair value of the 2001 stock option grants were estimated using a Black-Scholes option pricing model.
      The pro forma effect of the estimated value of stock options may not be meaningful, because as a part of a plan of reorganization for the Company, it is likely the equity interests of the holders of outstanding options will be cancelled without consideration.
      Other Income (Expense). Amounts included in Other income (expense) in 2004, 2003 and 2002, other than interest expense and reorganization items, included the following pre-tax gains (losses):

	Year Ended December 31,

	2004	2003	2002

Gains on sale of real estate and miscellaneous equipment associated with properties with no operations (Note 5)	$1.8	$—	$3.8
Settlement of outstanding obligations of former affiliate	6.3	—	—
Asbestos and personal injury-related charges (Note 11)	(1.0)	—	—
Adjustment to environmental liabilities (Note 11)	(1.4)	(7.5)	—
All other, net	(1.5)	2.3	(4.7)

	$4.2	$(5.2)	$(.9)

      The above table excludes pre-tax gains (losses), net related to discontinued operations of $1.0 in 2004, $(1.3) in 2003 and $1.3 in 2002.
      Deferred Financing Costs. Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense. As a result of the Cases, the unamortized portion of the deferred financing costs related to the Debtors’ unsecured debt was expensed on the Filing Date (see Note 1).
      Goodwill. The Company reviews goodwill for impairment at least annually in the fourth quarter of each year. As of December 31, 2004, unamortized goodwill (related to the Fabricated products business unit) was approximately $11.4 and was included in Other assets in the accompanying consolidated balance sheets. With the allocation of the reorganization value to the individual assets and liabilities (see Note 1), it is possible that the goodwill amount will change.
      Foreign Currency. The Company uses the United States dollar as the functional currency for its foreign operations.
      Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate KACC’s exposure to changes in prices for certain of the products which KACC sells and consumes and, to a lesser extent, to mitigate KACC’s exposure to changes in foreign currency exchange rates. KACC does not utilize derivative financial instruments for trading or other speculative purposes. KACC’s derivative activities are initiated within guidelines established by management and approved by KACC’s board of directors. Hedging transactions are executed centrally on behalf of all of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
KACC’s business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
      The Company recognizes all derivative instruments as assets or liabilities in the balance sheet and measures those instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 12). Changes in the market value of the Company’s open hedging positions resulting from the mark-to-market process represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. These changes are recorded as an increase or reduction in stockholders’ equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in market values of the Company’s hedging positions are initially recorded in Other comprehensive income, such changes reverse out of Other comprehensive income (offset by any fluctuations in other “open” positions) and are recorded in net income (included in Net sales or Cost of products sold, as applicable) when the subsequent physical transactions occur. Additionally, if the level of physical transactions ever falls below the net exposure hedged, “hedge” accounting must be terminated for such “excess” hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in Other comprehensive income. This did not occur during 2002, 2003 or 2004.
      In general, material fluctuations in Other comprehensive income and Stockholders’ equity will occur in periods of price volatility, despite the fact that the Company’s cash flow and earnings will be “fixed” to the extent hedged. This result is contrary to the intent of the Company’s hedging program, which is to “lock-in” a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility.
      Fair Value of Financial Instruments. Given the fact that the fair value of substantially all of the Company’s outstanding indebtedness will be determined as part of the plan of reorganization, it is impracticable and inappropriate to estimate the fair value of these financial instruments at December 31, 2004 and 2003.
      New Accounting Pronouncements. Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123-revised”) was issued in December 2004 and replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In general terms, SFAS No. 123-revised eliminates the intrinsic value method of accounting for employee stock options and requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the award will be recognized as an expense over the period that the employee provides service for the award. SFAS No. 123-revised must be first applied to the Company’s consolidated financial statements beginning July 1, 2005 and applies to all equity instrument awards granted after the effective date. Although the Company has not completed it review of SFAS No. 123-revised, it does not currently believe that the implementation of SFAS No. 123-revised will have a material impact on the Company’s financial statements.
      Statement of Financial Accounting Standards No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) was issued in November 2004 and is effective for fiscal years beginning after June 15, 2005. SFAS No. 151 amends ARB No. 43, Chapter 4 to clarify that abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, be accounted as current period charges rather than as a portion of inventory costs. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Statement of Financial Accounting Standards No. 153, Exchange of Nonmonetary Assets, an amendment to APB Opinion No. 29 (“SFAS No. 153”), was issued in December 2004 and is effective for all nonmonetary assets exchanges occurring in fiscal years beginning after June 15, 2005. SFAS No. 153 eliminates an exception from the fair value measurement for exchanges of similar productive assets provided for in APB Opinion No. 29 and replaces it with a general exception for exchange transactions that do not have commercial substance. The implementation of SFAS No. 153 is not expected to have a material impact on the Company’s financial statements.
      Reclassifications. Certain prior years’ amounts in the consolidated financial statements have been reclassified to conform to the 2004 presentations. The reclassifications had no impact on prior years’ reported net losses.

3.	Discontinued Operations
      As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Notes 1 and 5, the Company completed the sale of its interests in and related to Alpart, Gramercy, Kaiser Jamaica Bauxite Company (“KJBC”), Valco, and the Mead facility and certain related property (the “Mead Facility”). The Company expects to complete the sale of its interests in and related to QAL in April 2005. All of the foregoing commodity assets that have been or are expected to be sold are collectively referred to as the “Commodity Interests”. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Commodity Interests have been reported as discontinued operations in the accompanying financial statements.
      Under SFAS No. 144, only those assets, liabilities and operating results that are being sold/discontinued are treated as “discontinued operations”. In the case of the sale of Gramercy/ KJBC and the Mead Facility, the buyers did not assume such items as accrued workers compensation, pension or postretirement benefit obligations in respect of the former employees of these facilities. As discussed more fully in Note 1, the Company expects that retained obligations will generally be resolved in the context of a plan of reorganization. As such, the balances related to such obligations are still included in the consolidated financial statements. Because the Company owned a 65% interest in Alpart, Alpart’s balances and results of operations were fully consolidated into the Company’s consolidated financial statements. Accordingly, the amounts reflected below for Alpart include the 35% interest in Alpart owned by Hydro Aluminium as. (“Hydro”). Hydro’s share of the net investment in Alpart is reflected as minority interest.
      The balances and operating results associated with the Company’s interests in and related to Alpart, Gramercy/ KJBC and QAL were previously included in the Bauxite and alumina business segment and the balances and operating results associated with the Company’s interests in and related to Valco and the Mead Facility were previously included in the Primary aluminum business segment. The Company has also reported as discontinued operations the portion of the Commodity Marketing external hedging activities that were attributable to the Company’s Commodity Interests.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying amounts as of December 31, 2004 and 2003 of the assets and liabilities in respect of the Company’s interest in and related to the sold commodity interests included in discontinued operations were as follows:

	December 31, 2004			December 31, 2003

		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total

Current assets	$30.6	$—	$30.6	$150.6	$43.1	$193.7
Property, plant and equipment, net	—	—	—	305.2	77.3	382.5
Investments in affiliates and other	38.9	—	38.9	49.3	2.0	51.3

	$69.5	$—	$69.5	$505.1	$122.4	$627.5

Current liabilities	$57.3	$.4	$57.7	$116.0	$61.5	$177.5
Long-term debt	—	—	—	22.0	—	22.0
Long-term liabilities	—	—	—	16.1	(.4)	15.7
Liabilities subject to compromise	25.6	.8	26.4	21.9	28.0	49.9
Minority interests	—	—	—	105.9	15.2	121.1

	$82.9	$1.2	$84.1	$281.9	$104.3	$386.2

      Income statement information in respect of the Company’s interest in and related to the sold commodity interests for the years ended December 31, 2004, 2003 and 2002 included in income (loss) from discontinued operations was as follows:

	2004			2003			2002

		Primary			Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total	Interests	Interests	Total

Net sales	$546.0	$.2	$546.2	$637.9	$26.8	$664.7	$573.5	$194.4	$767.9
Operating income (loss)	53.6	(59.8)	(6.2)	(450.1)	(58.2)	(508.3)	(28.5)	(232.4)	(260.9)
Gain on sale of commodity interests	103.2	23.4	126.6	—	—	—	—	—	—
Income (loss) before income taxes and minority interests —	158.2	(35.7)	122.5	(453.7)	(57.5)	(511.2)	(28.8)	(232.5)	(261.3)
Net income (loss)	142.7	(21.4)	121.3	(459.9)	(54.8)	(514.7)	(34.7)	(231.3)	(266.0)

(1)	Alumina interests for the year ended December 31, 2003 include Gramercy/ KJBC impairment charges of $368.0 (see Note 5).

(2)	Primary aluminum interests for the years ended December 31, 2004 and 2002 include impairment charges of $33.0 (Valco — Notes 2 and 5) and $214.4 (Mead Facility — Note 5), respectively.
      In connection with its investment in QAL, KACC has entered into several financial commitments consisting of long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share (20%) of debt, operating costs, and certain other costs of QAL. KACC’s share of the aggregate minimum amount of required future principal payments as of December 31, 2004, was $60.0 which amount matures in varying amounts during the 2005 to 2008 period. KACC’s share of QAL’s debt increased by approximately $8.0 during 2003 as additional drawdowns on QAL financing (KACC’s share

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$40.0) more than offset KACC’s share ($32.0) of QAL’s debt principal payment. KACC’s share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70.0-$100.0 over the past three years. In connection with the QAL sale, KACC’s obligations in respect of its share of QAL’s debt will be assumed by the buyer.
      Contributions to foreign pension plans included in discontinued operations were approximately $12.0 during 2004, including approximately $10.0 of end of service payments in respect of Valco employees. Contributions to foreign pension plans included in discontinued operations in 2003 and 2002 were approximately $9.0 per year.

4.	Investment In and Advances To Unconsolidated Affiliate
      Summary financial information is provided below for Anglesey, a 49.0% owned unconsolidated aluminum investment, which owns an aluminum smelter at Holyhead, Wales.

Summary of Financial Position

	December 31,

	2004	2003

Current assets	$50.7	$45.1
Non-current assets (primarily property, plant, and equipment, net)	36.3	36.9

Total assets	$87.0	$82.0

Current liabilities	$15.6	$21.4
Long-term liabilities	21.6	24.2
Stockholders’ equity	49.8	36.4

Total liabilities and stockholders’ equity	$87.0	$82.0

Summary of Operations

	Year Ended December 31,

	2004	2003	2002

Net sales	$249.2	$205.5	$192.7
Costs and expenses	(223.1)	(196.5)	(182.2)
Provision for income taxes	(7.4)	(2.6)	(3.0)

Net income	$18.7	$6.4	$7.5

Company’s equity in income	$8.2	$3.3	$3.6

Dividends received	$4.5	$4.3	$6.0

      The Company’s equity in income differs from the summary net income due to equity method accounting adjustments.
      At December 31, 2004 and 2003, KACC’s net receivables from Anglesey were $8.0 and $12.8, respectively.
      The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold. The Company and Anglesey have interrelated operations. KACC provided Anglesey with management services during 2004, 2003 and 2002. Significant activities with Anglesey include the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition and processing of alumina into primary aluminum. Purchases from Anglesey were $120.9, $100.0 and $93.9, in the years ended December 31, 2004, 2003 and 2002, respectively. Sales to Anglesey were $23.7, $32.9 and $25.6, in the years ended December 31, 2004, 2003 and 2002, respectively.

5.	Property, Plant, and Equipment
      The major classes of property, plant, and equipment, after deducting property, plant and equipment, net related to discontinued operations, are as follows:

	December 31,

	2004	2003

Land and improvements	$8.2	$8.7
Buildings	63.8	65.3
Machinery and equipment	459.8	454.9
Construction in progress	6.1	8.3

	537.9	537.2
Accumulated depreciation	(323.3)	(307.1)

Property, plant, and equipment, net	$214.6	$230.1

      The above tables exclude property, plant and equipment, net of discontinued operations of $382.5 in 2003 (see Note 3).
      During the period from 2002 to 2004, the Company completed several dispositions which are discussed below:

2004 —

•	On July 1, 2004, with Court approval, the Company completed the sale of its interests in and related to Alpart for a base purchase price of $295.0 plus certain adjustments of approximately $20.0. The transaction resulted in a gross sales price of approximately $315.0, subject to certain post-closing adjustments, and a pre-tax gain of approximately $101.6. Offsetting the cash proceeds were approximately $14.5 of payments made by KACC to fund the prepayment of KACC’s share of the Alpart-related debt (see Note 7) and $3.3 of transaction-related costs. The balance of the proceeds are being held in escrow primarily for the benefit of certain creditors as outlined in the AJC/ KJC Plan. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests and related to Alpart have been reported as discontinued operations in the accompanying financial statements (see Note 3). A net benefit of approximately $1.6 was recorded in December 2004 in respect of the Alpart-related purchase price adjustments. Such amounts are expected to be collected during the second quarter of 2005.

•	In May 2004, the Company entered into an agreement to sell its interests in and related to the Gramercy facility and KJBC. The sale closed on October 1, 2004 with Court approval. Net proceeds from the sale were approximately $23.0, subject to various closing and post closing adjustments. Such adjustments were insignificant. The transaction was completed at an amount approximating its remaining book value (after impairment charges). A substantial portion of the proceeds were used to satisfy transaction related costs and obligations. As previously reported, the Company had determined that the fair values of its interests in and related to Gramercy/ KJBC was below the carrying values of the assets because all offers that had been received for such assets were substantially below the carrying values of the assets. Accordingly, in the fourth quarter of 2003, KACC adjusted the carrying value of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its interests in and related to Gramercy/ KJBC to the estimated fair value, which resulted in a non-cash impairment charge of approximately $368.0 (which amount was reflected in discontinued operations — see Note 3). In accordance with SFAS No. 144, the Company’s interests in and related to the Gramercy facility and KJBC have been reported as discontinued operations in the accompanying financial statements (see Note 3).

•	During 2003, the Company and Valco participated in extensive negotiations with the Government of Ghana (“GoG”) and the Volta River Authority (“VRA”) regarding Valco’s power situation and other matters. Such negotiations did not result in a resolution of such matters. However, as an outgrowth of such negotiations, the Company and the GoG entered into a Memorandum of Understanding (“MOU”) in December 2003 pursuant to which KACC would sell its 90% interest in and related to Valco to the GoG. The Company collected $5.0 pursuant to the MOU. However, a new financial agreement was reached in May 2004 and the MOU was amended. Under the revised financial terms, the Company was to retain the $5.0 already paid by the GoG and $13.0 more was to be paid by the GoG as full and final consideration for the transaction at closing. The Company also agreed to fund certain end of service benefits of Valco employees (estimated to be approximately $9.8) which the GoG was to assume under the original MOU. The agreement was approved by the Court on September 29, 2004. The sale closed on October 29, 2004. As the revised purchase price under the amended MOU was well below the Company’s recorded value for Valco, the Company recorded a non-cash impairment charge of $31.8 in its first quarter 2004 financial statements to reduce the carrying value of its interests in and related to Valco at March 31, 2004 to the amount of the expected proceeds (which amount was reflected in discontinued operations — see Note 3). As a result, at closing there was no material gain or loss on disposition. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to Valco have been reported as discontinued operations in the accompanying financial statements (see Note 3).

•	In June 2004, with Court approval, the Company completed the sale of the Mead Facility for approximately $7.4 plus assumption of certain site-related liabilities. The sale resulted in net proceeds of approximately $6.2 and a pre-tax gain of approximately $23.4. The pre-tax gain includes the impact from the sale of certain non-operating land in the first quarter of 2004 that was adjacent to the Mead Facility. The pre-tax gain on the sale of this property had been deferred pending the finalization of the sale of the Mead Facility and transfer of the site-related liabilities. Proceeds from the sale of the Mead Facility totaling $4.0 are being held in escrow as Restricted proceeds from sale of commodity interests until the value of the secured claim of the holders of the 7.6% solid waste disposal revenue bonds is determined by the Court (see Note 7). In accordance with SFAS No. 144, the assets, liabilities and operating results of the Mead Facility have been reported as discontinued operations in the accompanying financial statements (see Note 3).

•	In September 2004, the Court approved a motion to hold an auction in October 2004 in respect of the Company’s interests in and related to QAL and approved certain bidding procedures. The motion outlined a two-prong approach to ensure that an auction would take place. First the Company signed a “stalking horse” agreement to sell its interest in and related to QAL to Comalco Aluminium Limited (“Comalco”), one of its partners in QAL, for a base price of $308.0 cash plus purchase of the Company’s alumina and bauxite inventories, and subject to certain working capital adjustments and the assumption of the Company’s obligations in respect of approximately $60.0 of QAL debt (see Note 7). The Company would also transfer its existing alumina sales contracts and other agreements related to QAL. The agreement was supplemented by a letter agreement in which Comalco’s parent companies agreed that the execution of the stalking horse agreement satisfied, or that such parties otherwise waived, certain rights that they would otherwise have under an existing agreement with the Company. The stalking horse agreement also included a provision for a payment of a termination fee of $11.0 to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comalco upon the sale of the Company’s interests in QAL pursuant to the auction process if Comalco is not the ultimate purchaser. Separately, the Company entered into an agreement with Glencore AG (“Glencore”), whereby Glencore obligated itself to submit a bid of $400.0 in cash plus the other payments and adjustments described above. The Company paid Glencore a fee of $7.7 in September 2004 upon submission of its qualified bid which amount was included in Prepaid and other current assets as a deferred charge. The auction occurred in October 2004 and, after consultation with the UCC and others, the Company entered into an agreement with the successful bidder to sell its interests in and related to QAL under the same terms as the Comalco agreement described above for a base price of approximately $401.0. The agreement was approved by the Court in November 2004 and is expected to close in April 2005. A net gain in excess of $300.0 is expected to result from the sale. As described in Note 1, the Company expects that a substantial majority of the proceeds from the sale of the Company’s interests in and related to QAL will be held in escrow for the benefit of KAAC’s creditors until a KAAC liquidation plan is approved by the Court (see Note 1). Because Court approval and all conditions precedent to the sale were met as of December 31, 2004, and because such amounts were material, in accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to QAL have been reported as discontinued operations in the accompanying financial statements (see Note 3).

•	In the ordinary course of business, KACC sold non-operating real estate and certain miscellaneous equipment for total proceeds of approximately $1.9. These transactions resulted in pre-tax gains of $1.8 (included in Other income (expense) — see Note 2).

2003 —

•	In January 2003, the Court approved the sale of the Tacoma facility to the Port of Tacoma (the “Port”). Gross proceeds from the sale, before considering approximately $4.0 of proceeds being held in escrow pending the resolution of certain environmental and other issues, were approximately $12.1. The Port also agreed to assume the on-site environmental remediation obligations. The sale closed in February 2003. The sale resulted in a pre-tax gain of approximately $9.5 (which amount was reflected in Other operating charges (benefits), net — see Note 6). The operating results of the Tacoma facility for 2004, 2003 and 2002 have not been reported as discontinued operations in the accompanying Statements of Consolidated Income (Loss) because such amounts were not material.

•	KACC had a long-term liability, net of estimated subleases income, on an office complex in Oakland, California, in which KACC had not maintained offices for a number of years, but for which it was responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. The Company also held an investment in certain notes issued by the owners of the building (which were included in Other assets). In October 2002, the Company entered into a contract to sell its interests and obligations in the office complex. As the contract amount was less than the asset’s net carrying value (included in Other assets), the Company recorded a non-cash impairment charge in 2002 of approximately $20.0 (which amount was reflected in Other operating charges (benefits), net — see Note 6). The sale was approved by the Court in February 2003 and closed in March 2003. Net cash proceeds were approximately $61.1.

•	In July 2003, with Court approval, the Company sold certain equipment at the Trentwood facility that was no longer required as a part of past product rationalizations. Proceeds from the sale were approximately $7.0, resulting in a net gain of approximately $5.0 after considering sale related costs. The gain on the sale of this equipment has been netted against additional impairment charges of approximately $1.1 associated with equipment to be abandoned or otherwise disposed of primarily as a result of product rationalizations (which amounts were reflected in Other operating charges (benefits),

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net — see Note 6). The equipment that was sold in July 2003 had been previously impaired to a zero basis. The impairment was based on information available at that time and the expectation that proceeds from the eventual sale of the equipment would be fully offset by sale related costs to be borne by the Company.

2002 —

•	As previously disclosed, the Company was evaluating its options for minimizing the near-term negative cash flow at its Mead facility and how to optimize the use and/or value of the facilities in connection with its reorganization. The Company conducted a study of the long-term competitive position of the Mead and Tacoma facilities and potential options for these facilities. Once the Company received the preliminary results of the study in the fourth quarter of 2002, it analyzed the findings and met with the USWA and other parties prior to making its determination as to the appropriate action(s). The outcome of the study and the Company’s ongoing work on its reorganization led the Company to indefinitely curtail the Mead facility in January 2003. The curtailment of the Mead facility was due to the continuing unfavorable market dynamics, specifically unattractive long-term power prices and weak primary aluminum prices — both of which are significant impediments for an older smelter with higher-than-average operating costs. The Mead facility was expected to remain completely curtailed unless and until an appropriate combination of reduced power prices, higher primary aluminum prices and other factors occurs. As a result of indefinite curtailment, KACC evaluated the recoverability of the December 31, 2002 carrying value of the Mead facility. The Company determined that the expected future undiscounted cash flows of the smelters was below their carrying value. Accordingly, KACC adjusted the carrying value of its related assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately $138.5 (which amount was reflected in discontinued operations — see Note 3). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. Additionally, during December 2002, the Company accrued approximately $58.8 of pension, postretirement benefit and related obligations for the hourly employees who had been on a laid-off status and under the terms of their labor contract are eligible for early retirement because of the indefinite curtailment (which amount was reflected in discontinued operations — see Note 3). The indefinite curtailment of the Mead facility also resulted in a $16.5 net realizable value charge and a $.9 LIFO inventory charge for certain of the inventories at the facility (which amounts were reflected in discontinued operations).

•	In December 2002, with Court approval, KACC sold its Oxnard, California aluminum forging facility because the Company had determined that the facility was not necessary for a successful operation and reorganization of its business. Net proceeds from the sale were approximately $7.4. The sale resulted in a net of loss of $.2 (included in Other operating charges (benefits) net — see Note 6) which included $1.1 of employee benefits and related costs associated with approximately 60 employees that were terminated in December 2002.

•	In June 2002, with Court approval, the Company sold certain of the Trentwood facility equipment, previously associated with the lid and tab stock product lines discussed below, for total proceeds of $15.8, which amount approximated its previously estimated fair value. As a result, the sale did not have a material impact on the Company’s operating results for the year ended December 31, 2002.

•	In the ordinary course of business, KACC sold non-operating real estate and certain miscellaneous equipment for total proceeds of approximately $7.5. These transactions resulted in pre-tax gains of $3.8 (included in Other income (expense) — see Note 2).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Operating Charges (Benefits), Net
      The income (loss) impact associated with other operating (charges) benefits, net, after deducting other operating (charges) benefits, net related to discontinued operations, for 2004, 2003 and 2002, was as follows:

	Year Ended December 31,

	2004	2003	2002

Pension charge related to terminated pension plans — Corporate (Note 9)	$(310.0)	$(121.2)	$—
Charge related to settlement with United Steelworkers of America unfair labor practice allegations — Corporate (Note 11)	(175.0)	—	—
Settlement charge related to termination of Post-retirement medical benefits plans — Corporate (Note 9)	(312.5)	—	—
Impairment charges —
Office complex — Corporate (Note 5)	—	—	(20.0)
Washington smelters (Primary Aluminum) (Note 2)	—	—	(2.1)
Restructuring charges —
Fabricated Products	—	—	(7.9)
Restructured transmission service agreement — Primary Aluminum (Note 14)	—	(3.2)	—
Environmental multi-site settlement — Corporate (Note 11)	—	(15.7)	—
Hearing loss claims — Corporate (Note 11)	—	(15.8)	—
Gain on sale of Tacoma facility — Primary Aluminum (Note 5)	—	9.5	—
Gain on sale of equipment, net — Fabricated Products (Note 5)	—	3.9	—
Loss on sale of Oxnard facility — Fabricated Products (Note 5)	—	—	(.2)
Inventory and net realizable value charges —
Product line exit charges — Fabricated Products	—	—	(1.6)
Other	4.3	.9	—

	$(793.2)	$(141.6)	$(31.8)

      The above table excludes other operating (charges) benefits, net related to discontinued operations of $95.2 in 2004, $(369.4) in 2003 and $(219.4) in 2002.
      Restructuring charges in 2002 resulted from the Company’s initiatives to increase cash flow, generate cash and improve the Company’s financial flexibility. Restructuring charges consisted of $7.9 of employee benefit and related costs associated with 25 job eliminations (all of which had been eliminated prior to December 31, 2002).
      The product line exit charge in 2002 relates to a $1.6 LIFO inventory charge which resulted from the Fabricated products segment’s exit from the lid and tab stock and brazing sheet product lines (see Note 2).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt
      Long-term debt, after deducting debt related to discontinued operations, consists of the following:

	December 31,

	2004	2003

Secured:
Post-Petition Credit Agreement	$—	$—
7.6% Solid Waste Disposal Revenue Bonds due 2027	1.6	1.0
Other borrowings (fixed rate)	2.4	2.5
Unsecured or Undersecured:
9 7/8% Senior Notes due 2002, net	172.8	172.8
10 7/8% Senior Notes due 2006, net	225.0	225.0
12 3/4% Senior Subordinated Notes due 2003	400.0	400.0
7.6% Solid Waste Disposal Revenue Bonds due 2027	17.4	18.0
Other borrowings (fixed and variable rates)	32.4	32.4

Total	851.6	851.7
Less — Current portion	(1.2)	(1.3)
Pre-Filing Date claims included in subject to compromise (i.e. unsecured debt) (Note 1)	(847.6)	(848.2)

Long-term debt	$2.8	$2.2

      The above table excludes debt (8 1/4% Alpart CARIFA Loans) related to discontinued operations of $22.0 in 2003.
      On February 11, 2005, the Company and KACC entered into a new financing agreement with a group of lenders under which the Company was provided with a replacement for the existing post-petition credit facility and a commitment for a multi-year exit financing arrangement upon the Debtors’ emergence from the Chapter 11 proceedings. The new financing agreement:

•	Replaced the existing post-petition credit facility with a new $200.0 post-petition credit facility (the “DIP Facility”) and

•	Included a commitment, upon the Debtors’ emergence from the Chapter 11 proceedings, for exit financing in the form of a $200.0 million revolving credit facility (the “Revolving Credit Facility”) and a fully drawn term loan (the “Term Loan”) of up to $50.0.
      The DIP Facility provides for a secured, revolving line of credit through the earlier of February 11, 2006, the effective date of a plan of reorganization or voluntary termination by the Company. Under the DIP Facility, the Company, KACC and certain subsidiaries of KACC are able to borrow amounts by means of revolving credit advances and to have issued letters of credit (up to $60.0) in an aggregate amount equal to the lessor of $200.0 or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, as defined in the DIP Facility agreement. This amount available under the DIP Facility shall be reduced by $20.0 if net borrowing availability falls below $40.0. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC’s option.
      The DIP Facility is secured by substantially all of the assets of the Company, KACC and KACC’s subsidiaries other than certain amounts related to AJI, KJC, KAAC, and KFC whose assets are, subject to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their liquidation plans (see Note 1), expected to be distributed to the creditors of those subsidiaries. The DIP Facility is guaranteed by KACC and all of KACC’s material domestic subsidiaries other than AJI, KJC, KAAC, and KFC.
      Amounts owed under the DIP Facility may be accelerated under various circumstances more fully described in the DIP Facility agreement, including but not limited to, the failure to make principal or interest payments due under the DIP Facility, breaches of certain covenants, representations and warranties set forth in the DIP Facility agreement, and certain events having a material adverse effect on the business, assets, operations or condition of the Company taken as a whole.
      The DIP Facility places restrictions on the Company’s, KACC’s and KACC’s subsidiaries’ ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business.
      The principal terms of the committed Revolving Credit Facility would be essentially the same as or more favorable than the DIP Facility, except that, among other things, the Revolving Credit Facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on February 11, 2010. The Term Loan commitment would be expected to close upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on February 11, 2011.
      The DIP Facility replaced, on February 11, 2005, a post-petition credit facility (the “Replaced Facility”) that the Company and KACC entered into on February 12, 2002. Originally, the Replaced Facility provided for revolving credit advances of up to $300.0. This amount was reduced to $285.0 in August 2003 and to $200.0 in October 2004. The Replaced Facility was amended a number of times during its term as a result of, among other things, reorganization transactions, including disposition of the Company’s commodity-related assets.
      The Company has previously disclosed that in connection with the completion of the previously announced sales of its commodities interests, it expects that the amount of borrowing base available under the DIP Facility would be adequate to support the Company’s liquidity requirements through the expected remainder of the Cases. This belief is based on the fact that it was the commodity assets that subjected the Company to the most variability and exposure from both a price risk basis as well as from an operating perspective. While there can be no assurances, based on recent primary aluminum prices and recent market conditions for fabricated aluminum products, the Company currently expects availability under the DIP Facility to remain above the $100.0 range.
      At February 28, 2005, there were no outstanding borrowings under the DIP Facility. While there were only $1.8 of letters of credit outstanding under the DIP Facility at February 28, 2005, there were approximately $15.9 of outstanding letters of credit that had been issued under the Replaced Facility for which the Company had deposited cash of $16.7 as collateral. These outstanding letters of credit are expected to be replaced with letters of credit issued under the DIP Facility, at which time, the applicable cash deposit will be refunded to the Company.
      7.6% Solid Waste Disposal Revenue Bonds. The 7.6% solid waste disposal revenue bonds (the “Solid Waste Bonds”) were secured by certain (but not all) of the facilities and equipment at the Mead Facility which was sold in June 2004 (see Note 5). The Company believes that the value of the collateral that secured the Solid Waste Bonds was in the $1.0 range and, as a result, has reclassified $18.0 of the Solid Waste Bonds balance to Liabilities subject to compromise (see Note 1). However, in connection with the sale of the Mead Facility, $4.0 of the proceeds were placed in escrow for the benefit of the holders of the Solid Waste Bonds until the value of the secured claim of the bondholders is determined by the Court. The value of the secured claim was ultimately agreed to be approximately $1.6. As such, the amount of the Solid Waste Bonds considered in Liabilities subject to compromise has been reduced to $17.4. Court approval for the agreed

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
claim value is still pending. However, the Court has approved the reduction of the collateral to approximately $2.3. The Company expects to receive the amount in excess of the Court-approved $2.3 amount during the second quarter of 2005. As the Solid Waste Bonds were not a part of the Mead Facility sale transaction, they were not reported as discontinued operations in the accompanying Consolidated Balance Sheets.
      8 3/4% Alpart CARIFA Loans. In December 1991, Alpart entered into a loan agreement with the Caribbean Basin Projects Financing Authority (“CARIFA”). Alpart’s obligations under the loan agreement were secured by two letters of credit aggregating $23.5. KACC was a party to one of the two letters of credit in the amount of $15.3 in respect of its 65% ownership interest in Alpart. Alpart also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.
      Pursuant to the CARIFA loan agreement, the Alpart CARIFA financing was repaid in connection with the sale of the Company’s interests in and related to Alpart, which were sold on July 1, 2004 (see Note 5). Upon such payment, the Company’s letter of credit obligation under the DIP Facility securing the loans was cancelled.
      9 7/8% Notes, 10 7/8% Notes and 12 3/4% Notes. The obligations of KACC with respect to its 9 7/8% Senior Notes due 2002 (the “9 7/8% Notes”), its 10 7/8% Senior Notes due 2006 (the “10 7/8% Notes”) and its 12 3/4% Senior Subordinated Notes due 2003 (the “12 3/4% Notes”) are guaranteed, jointly and severally, by certain subsidiaries of KACC.
      Debt Covenants and Restrictions. The indentures governing the 9 7/8% Notes, the 10 7/8% Notes and the 12 3/4% Notes (collectively, the “Indentures”) restrict, among other things, KACC’s ability to incur debt, undertake transactions with affiliates, and pay dividends. Further, the Indentures provide that KACC must offer to purchase the 9 7/8% Notes, the 10 7/8% Notes and the 12 3/4% Notes, respectively, upon the occurrence of a Change of Control (as defined therein).

8.	Income Taxes
      Income (loss) before income taxes and minority interests by geographic area (excluding discontinued operations) is as follows:

	Year Ended December 31,

	2004	2003	2002

Domestic	$(886.1)	$(286.7)	$(226.3)
Foreign	24.2	14.6	28.0

Total	$(861.9)	$(272.1)	$(198.3)

      Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The (provision) benefit for income taxes on income (loss) before income taxes and minority interests (excluding discontinued operations) consists of:

	Federal	Foreign	State	Total

2004 Current	$—	$(6.4)	$—	$(6.4)
Deferred	—	.2	—	.2

Total	$—	$(6.2)	$—	$(6.2)

2003 Current	$—	$(1.3)	$—	$(1.3)
Deferred	—	(.2)	—	(.2)

Total	$—	$(1.5)	$—	$(1.5)

2002 Current	$(.2)	$(5.6)	$(.3)	$(6.1)
Deferred	3.2	(1.1)	(.4)	1.7

Total	$3.0	$(6.7)	$(.7)	$(4.4)

      A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and minority interests is as follows:

	Year Ended December 31,

	2004	2003	2002

Amount of federal income tax benefit based on the statutory rate	$301.7	$95.2	$69.4
Increase in valuation allowances	(304.7)	(98.1)	(71.8)
Percentage depletion	5.1	6.4	7.6
Foreign taxes	(6.3)	(1.5)	(6.7)
Other	(2.0)	(3.5)	(2.9)

Provision for income taxes	$(6.2)	$(1.5)	$(4.4)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred Income Taxes. The components of the Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,

	2004	2003

Deferred income tax assets:
Postretirement benefits other than pensions	$396.0	$268.6
Loss and credit carryforwards	411.3	356.1
Pension benefits	243.6	158.1
Other liabilities	153.7	114.7
Other	75.0	111.9
Property, plant and equipment	—	12.1
Valuation allowances	(1,221.3)	(1,012.0)

Total deferred income tax assets — net	58.3	9.5

Deferred income tax liabilities:
Property, plant, and equipment	(39.0)	—
Other	(22.0)	(25.7)

Total deferred income tax liabilities	(61.0)	(25.7)

Net deferred income tax assets (liabilities)(1)	$(2.7)	$(16.2)

(1)	These deferred income tax liabilities are included in the Consolidated Balance Sheets as of December 31, 2004 and 2003, respectively, in the caption entitled Long-term liabilities.
      For the years ended December 31, 2004, 2003 and 2002, as a result of the Cases, the Company did not recognize U.S. income tax benefits for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefits for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign taxes generated in 2004, 2003 and 2002 were fully offset by increases in valuation allowances.
      Tax Attributes. At December 31, 2004, the Company had certain tax attributes available to offset regular federal income tax requirements, subject to certain limitations, including net operating loss and general business credit carryforwards of $1,088.3 and $.6, respectively, which expire periodically through 2024 and 2011, respectively, and alternative minimum tax (“AMT”) credit carryforwards of $24.0, which have an indefinite life.
      A substantial portion of the Company’s attributes not used in respect of the sales of the commodities interests would likely be used to offset any gains that may result from the cancellation of indebtedness as a part of the Company’s reorganization. Any tax attributes not utilized by the Company prior to emergence from Chapter 11 may be subject to certain limitations as to their utilization post-emergence.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Reorganization Efforts Affecting Pension and Post Retirement Medical Obligations. The Company has stated since the inception of its Chapter 11 proceedings that legacy items that included its pension and post-retirement benefit plans would have to be addressed before the Company could successfully reorganize. The Company previously disclosed that it did not intend to make any pension contributions in respect of its domestic pension plans during the pendency of the Cases as it believes that virtually all amounts are pre-Filing Date obligations. The Company did not make required accelerated funding payments to its salaried employee retirement plan. As a result, during 2003, the Company engaged in lengthy negotiations with the PBGC, the 1114 Committee and the appropriate union representatives for the hourly employees subject to collective bargaining agreements regarding its plans to significantly modify or terminate these benefits.
      In January 2004, the Company filed motions with the Court to terminate or substantially modify postretirement medical obligations for both salaried and certain hourly employees and for the distressed termination of substantially all domestic hourly pension plans. The Company subsequently concluded agreements with the 1114 Committee and union representatives that represent the vast majority of the Company’s hourly employees. The agreements provide for the termination of existing salaried and hourly postretirement medical benefit plans, and the termination of existing hourly pension plans. Under the agreements, salaried and hourly retirees would be provided an opportunity for continued medical coverage through COBRA or a proposed Voluntary Employee Beneficiary Association (“VEBA”) and active salaried and hourly employees would be provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements with the 1114 Committee and certain of the unions have been approved by the Court, but were subject to certain conditions, including Court approval of the Intercompany Agreement in a form acceptable to the Debtors and the UCC (see Note 1). The ongoing financial impacts of the new and continuing pension plans and the VEBA are discussed below in “Cash Flow”.
      On June 1, 2004, the Court entered an order, subject to certain conditions including final Court approval for the Intercompany Agreement, authorizing the Company to implement termination of its postretirement medical plans as of May 31, 2004 and the Company’s plan to make advance payments to one or more VEBAs. As previously disclosed, pending the resolution of all contingencies in respect of the termination of the existing postretirement medical benefit plan, during the period June 1, 2004 through December 31, 2004 the Company continued to accrue costs based on the existing plan and has treated the VEBA contribution as a reduction of its liability under the plan. However, since the Intercompany Agreement was approved in February 2005 and all other contingencies had already been met, the Company determined that the existing post retirement medical plan should be treated as terminated as of December 31, 2004. This resulted in the Company recognizing a non-cash charge of approximately $312.5 (reflected in Other operating charges (benefits), net — Note 6).
      The PBGC has assumed responsibility for the three largest of the Company’s pension plans, which represented the vast majority of the Company’s net pension obligation including the Company’s Salaried Employees Retirement Plan (in December 2003), the Inactive Pension Plan (in July 2004) and the Kaiser Aluminum Pension Plan (in September 2004). The Salaried Employees Retirement Plan, the Inactive Pension Plan and the Kaiser Aluminum Pension Plan are hereinafter collectively referred to as the “Terminated Plans”. The PBGC’s assumption of the Terminated Plans resulted in the Company recognizing non-cash pension charges of approximately $121.2 in the fourth quarter of 2003, approximately $155.5 in the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
third quarter of 2004 and approximately $154.5 in December 2004. The fourth quarter 2003 and third quarter 2004 charges were determined by the Company based on assumptions that are consistent with the GAAP criteria for valuing ongoing plans. The Company believed this represented a reasonable interim estimation methodology as there were reasonable arguments that could have been made that could have resulted in the final allowed claim amounts being either more or less than that reflected in the financial statements. The December 2004 charge was based on the final agreement with the PBGC which was approved by the Court in January 2005. Pursuant to the agreement with the PBGC, the Company and the PBGC agreed, among other things, that: (a) the Company will continue to sponsor the Company’s remaining pension plans (which primarily are in respect of hourly employees at Fabricated Products facilities) and will satisfy the estimated $4.1 minimum funding contribution for these plans after the settlement agreement is approved by the Court; (b) the PBGC will have an allowed post-petition administrative claim of $14.0, which is expected to be paid upon the consummation of a plan of reorganization for the Company or the consummation of a plan for KAAC, whichever comes first; and (c) the PBGC will have allowed pre-petition unsecured claims in respect of the Terminated Plans in the amount of $616.0, which will be resolved in a plan or plans of reorganization provided that the PBGC’s cash recovery from proceeds of the Company’s sale of its interests in and related to Alpart and QAL will be limited to 32% of the net proceeds distributable to holders of the Company’s Senior Notes, Sub Notes and the PBGC.

Financial Data.

Assumptions
      The following recaps the key assumptions used and the amounts reflected in the Company’s financial statements with respect to the Company’s pension plans and other postretirement benefit plans. In accordance with generally accepted accounting principles, impacts of the changes in the Company’s pension and other postretirement benefit plans discussed above have been reflected in such information.
      The Company uses a December 31 measurement date for the all of its plans.
      Weighted-average assumptions used to determine benefit obligations as of December 31 and net periodic benefit cost for the years ended December 31 are:

	Pension Benefits			Medical/Life Benefits

	2004	2003	2002	2004	2003	2002

Benefit obligations assumptions:
Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Rate of compensation increase	3.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Net periodic benefit cost assumptions:
Discount rate	5.75%	6.00%	6.75%	6.00%	6.75%	7.25%
Expected return on plan assets	8.50%	9.00%	9.00%	—	—	—
Rate of compensation increase	3.00%	4.00%	4.00%	4.00%	4.00%	4.00%
      In 2004, the average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 9.25% for all participants. The assumed rate of increase is assumed to decline gradually to 5.0% in 2010 for all participants and remain at that level thereafter. In 2003, the average annual assumed rate of increase in the per capita cost of covered benefits was 10.0% for all participants. The assumed rate of increase was assumed to decline gradually to 5.0% in 2010 for all participants and remain at that level thereafter.
      The Company’s overall expected long-term rate of return on assets is 8.5%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Increase (decrease) to total of service and interest cost	$8.2	$(7.1)
Increase (decrease) to the postretirement benefit obligation	111.7	(98.5)
      As more fully discussed above, all of the Company’s postretirement medical benefit plans have been terminated as a part of the Company’s reorganization efforts. As such, the Company’s obligations with respect to the existing plans are fixed. However, at this time it is not possible to definitely determine the “final” amount of such obligations as the value of such amounts will be subject to negotiations among and between the Company and the constituents of the ongoing Cases and subject to Court approval.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations and Funded Status
      The following table presents the benefit obligations and funded status of the Company’s pension and other postretirement benefit plans as of December 31, 2004 and 2003, and the corresponding amounts that are included in the Company’s Consolidated Balance Sheets. The following table excludes the pension plan balances and amounts related to Alpart, KJBC and Valco, which operations were sold and the obligations assumed by the buyers (see Note 3). The Company pension plan obligations related to the Gramercy facility were a part of the Terminated Plans and are excluded from the table below.

	Pension Benefits		Medical/Life Benefits

	2004	2003	2004	2003

Change in Benefit Obligation:
Obligation at beginning of year	$644.7	$858.7	$1,014.0	$790.1
Service cost	3.8	8.4	7.0	7.1
Interest cost	28.6	56.2	58.9	51.3
Curtailments, settlements and amendments	(609.6)	(276.4)	—	—
Actuarial (gain) loss	(37.0)	74.5	19.1	225.9
Benefits paid	(3.3)	(76.7)	(57.0)	(60.4)

Obligation at end of year	27.2	644.7	1,042.0	1,014.0

Change in Plan Assets:
FMV of plan assets at beginning of year	364.1	426.4	—	—
Actual return on assets	(13.0)	89.7	—	—
Employer contributions	2.4	.3	57.0	60.4
Assets for which contributions transferred to the PBGC	(336.0)	(75.5)	—	—
Benefits paid	(3.3)	(76.8)	(57.0)	(60.4)

FMV of plan assets at end of year	14.2	364.1	—	—

Obligation in excess of plan assets	13.0	280.6	1,042.0	1,014.0
Unrecognized net actuarial loss	(6.6)	(140.4)	—	(421.5)
Unrecognized prior service costs	(.5)	(31.1)	—	125.2
Adjustment required to recognize minimum liability	6.8	103.5	—	—
Estimated net liability to PBGC in respect of Terminated Plans	630.0	201.2	—	—
Intangible asset and other	1.3	31.9	—	—

Accrued benefit liability	$644.0	$445.7	$1,042.0	$717.7

      As discussed more fully in Note 1, the amount of net liability to the PBGC in respect of the Terminated Plans and in respect of the terminated post retirement benefit plan will be resolved pursuant to a plan of reorganization.
      The accumulated benefit obligation for all defined benefit pension plans (other than the Terminated Plans and those plans that are part of discontinued operations) was $26.6 and $29.5 at December 31, 2004 and 2003, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The projected benefit obligation, aggregate accumulated benefit obligation and fair value of plan assets for continuing pension plans with accumulated benefit obligations in excess of plan assets were $27.2, $26.5 and $14.2, respectively, as of December 31, 2004 and $30.4, $29.5 and $13.7, respectively, as of December 31, 2003.

Components of Net Periodic Benefit Cost —
      The following table presents the components of net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002:

	Pension Benefits			Medical/Life Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$4.7	$10.2	$47.9	$7.0	$7.1	$37.8
Interest cost	30.8	60.7	62.0	58.9	51.3	56.2
Expected return on plan assets	(22.9)	(38.6)	(58.0)	—	—	—
Amortization of prior service cost	2.6	3.6	3.8	(21.7)	(22.5)	(23.0)
Amortization of net (gain) loss	5.0	16.1	6.5	24.6	9.7	11.8

Net periodic benefit costs	20.2	52.0	62.2	68.8	45.6	82.8
Less discontinued operations reported separately	(7.8)	(15.3)	(9.2)	(10.2)	(11.9)	(10.5)

	$12.4	$36.7	$53.0	$58.6	$33.7	$72.3

      The above table excludes pension plan curtailment and settlement costs of $142.4, $122.9 and $26.4 in 2004, 2003 and 2002, respectively. The above table also excludes a post retirement medical plan termination charge of approximately $312.5 in 2004.
      The periodic pension costs associated with the Terminated Plans were $16.9, $46.1 and $20.5 for the years ended December 31, 2004, 2003 and 2002, respectively.

Additional Information
      The increase (decrease) in the minimum liability included in other comprehensive income was $(97.9), $(138.6), and $136.6 for the years ended December 31, 2004, 2003 and 2002, respectively.

Plan Assets
      All pension assets for domestic plans are held in Kaiser Aluminum Pension Master Trust (the “Master Trust”) solely for the benefit of the pension plans’ participants and beneficiaries. Historically, the investment guidelines have been to invest approximately 70% of amounts held by the Master Trust in equity funds with the remaining 30% being invested in fixed income funds. Of the percentage invested in equity funds, approximately 60% has generally been invested in U.S. large capitalization company funds with the remainder being split relatively equally between funds with international equities and funds or private placements investing in U.S. small capitalization company equity securities. However, the Company currently anticipates that the investment guidelines will be revised during 2005 to reflect a more conservative investment strategy with a higher portion of the Master Trusts assets being invested in fixed income funds/securities. This expectation has been reflected in the expected long term rate of return used to compute the December 31, 2004 pension related disclosures contained herein.
      As discussed above, the PBGC assumed responsibility for the Company’s Terminated Plans in December 2003 and the third quarter of 2004. Upon termination, the assets and administration were transferred to the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
PBGC. The Company’s pension plan weighted average asset allocation of the plans, by asset category, consisted primarily of equity securities of approximately 70% and others of 30% at December 31, 2004 and equity securities of approximately 66%, debt securities of 29% and other of 5% at December 31, 2003. The vast majority of the Company’s pension plan assets are managed by a trustee.

Cash Flow
      Domestic Plans. As previously discussed, the Company, since filing the Chapter 11 proceedings, has not made any further significant contributions to any of its domestic pension plans. However, as discussed above in connection with the PBGC settlement agreement, which was approved by the Court in January 2005, the Company will be required to pay $4.1 in respect of minimum funding contributions for retained pension plans and will be required to pay approximately $14.0 at the earlier of the emergence of the Company or KAAC in respect of post-petition administrative claims of the PBGC. Any other payments to the PBGC are expected to be limited to recoveries under the Debtors’ plan(s) of reorganization.
      The Company anticipates that it will provide a defined contribution pension plan in respect of its salaried employees. The Company expects such plan to be implemented beginning in the second quarter of 2005. The Company currently estimates that the total annual cash cost of such plan would be less than $5.0 and will likely be required to be funded commencing some time in 2005.
      Pursuant to the terms of the USWA agreement (see Note 11), KACC will be required to make annual contributions into the Steelworkers Pension Trust on the basis of one dollar per USWA employee hour worked. In addition, KACC will institute a defined contribution pension plan for active USWA employees. KACC contributions to the plan will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on age and years of service. The Company believes that similar defined contribution pension plans will be established for non-USWA hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 to $6.0 per year.
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
      In October 2004, the Company entered into an amendment to the USWA agreement to satisfy certain technical requirements for the follow-on hourly pension plans discussed above. The Company also agreed to pay an additional $1.0 to the VEBA at emergence. The amended agreement was approved by the Court in February 2005.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Foreign Plans. Contributions to foreign pension plans (excluding those that are considered part of discontinued operations — see Note 3) were nominal.

Significant Charges in 2004, 2003 and 2002
      In 2004 and 2003, in connection with the Company’s termination of its Terminated Plans (as discussed above), the Company recorded non-cash charges of $310.0 and $121.2, respectively, which amounts have been included in Other operating charges (benefits), net (see Note 6). The charges recorded in the fourth quarter of 2003 and third quarter of 2004 had no material impact on the pension liability associated with the plans since the Company had previously recorded a minimum pension liability, as also required by GAAP, which amount was offset by charges to Stockholders’ equity.
      In 2004, in connection with the termination of the Company’s post-retirement medical plans (as discussed above), the Company recorded a $312.5 non-cash charge, which amount has been included in Other operating charges (benefits), net (see Note 6).
      During 2002, the Company’s Corporate segment recorded charges of $24.1 (included in Corporate selling, administrative, research and development, and general expense), for additional pension expense. The charges were recorded because:

(1) The lump sum payments from the assets of KACC’s salaried employee pension plan exceeded a stipulated level prescribed by GAAP. Accordingly, a partial “settlement,” as defined by GAAP, was deemed to have occurred. Under GAAP, if a partial “settlement” occurs, a charge must be recorded for a portion of any unrecognized net actuarial losses not reflected in the consolidated balance sheet. The portion of the total unrecognized actuarial losses of the plan ($75.0 at December 31, 2001) that had to be recorded as a charge was the relative percentage of the total projected benefit obligation of the plan ($300.0 at December 31, 2001) settled by the lump sum payments totaling $75.0 in 2002; and

(2) During 2002, KACC also paid $4.2 into a trust fund in respect of certain obligations attributable to certain non-qualified pension benefits under management compensation agreements. These payments also represented a “settlement” and resulted in a charge of $4.2.
In addition to the foregoing, during 2002, the Primary aluminum segment reflected approximately $58.8 of charges for pension, postretirement medical benefits and related obligations in respect of the indefinite curtailment of the Mead facility. This amount consisted of approximately $29.0 of incremental pension charges and $29.8 of incremental postretirement medical and related charges.
      Postemployment Benefits. The Company has historically provided certain benefits to former or inactive employees after employment but before retirement. However, as a part of the agreements more fully discussed above, such benefits were discontinued in mid-2004.
      Restricted Common Stock. The Company has a restricted stock plan, which was one of its stock incentive compensation plans, for its officers and other employees. Pursuant to the plan, approximately 1,181,000 restricted shares of the Company’s Common Stock were outstanding as of January 31, 2002. During 2004, 2003 and 2002, approximately 1,113,000 of the unvested restricted shares were cancelled or voluntarily forfeited. As of December 31, 2004, 9,000 restricted shares were outstanding. As part of a plan of reorganization, the Company believes it is likely that these shares will be cancelled without consideration.
      Incentive Plans. The Company has an unfunded incentive compensation program, which provides incentive compensation based on performance against annual plans and over rolling three-year periods. In addition, the Company has a “nonqualified” stock option plan and KACC has a defined contribution plan for salaried employees which provides for matching contributions by the Company at the discretion of the board of directors. Given the challenging business environment encountered during 2004, 2003 and 2002 and the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disappointing results of operations for all years, only modest incentive payments were made and no matching contribution were awarded in respect of either year. The Company’s expense for all of these plans was $1.7, $6.1, and $1.7 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Up to 8,000,000 shares of the Company’s Common Stock were initially reserved for issuance under its stock incentive compensation plans. At December 31, 2004, 4,536,855 shares of Common Stock remained available for issuance under those plans. Stock options granted pursuant to the Company’s nonqualified stock option program are to be granted at or above the prevailing market price, generally vest at a rate of 20 - 33% per year, and have a five or ten year term. Information concerning nonqualified stock option plan activity is shown below. The weighted average price per share for each year is shown parenthetically.

	2004	2003	2002

Outstanding at beginning of year ($3.34, $5.63 and $8.37, respectively)	850,140	1,454,861	1,560,707
Expired or forfeited ($7.25, $8.86 and $5.71, respectively)	(40,100)	(604,721)	(105,846)

Outstanding at end of year ($3.14, $3.34, and $5.63, respectively)	810,040	850,140	1,454,861

Exercisable at end of year ($3.04, $3.34, and $6.84, respectively)	781,856	645,659	987,306

      Options exercisable at December 31, 2004 had exercisable prices ranging from $1.72 to $10.06 and a weighted average remaining contractual life of 6.7 years. Given that the average sales price of the Company’s Common Stock is currently in the $.05 per share range, the Company believes it is unlikely any of the stock options will be exercised. Further, as a part of a plan of reorganization, the Company believes that it is likely that the equity interests of the holders of outstanding options will be cancelled without consideration.

10.	Minority Interests
      KACC has four series of $100 par value Cumulative Convertible Preference Stock (“$100 Preference Stock”) outstanding with annual dividend requirements of between 4 1/8% and 4 3/4%. KACC has the option to redeem the $100 Preference Stock at par value plus accrued dividends. KACC does not intend to issue any additional shares of the $100 Preference Stock. By its terms, the $100 Preference Stock can be exchanged for per share cash amounts between $69 - $80. The Company records the $100 Preference Stock at their exchange amounts for financial statement presentation and includes such amounts in minority interests. At December 31, 2004 and 2003, outstanding shares of $100 Preference Stock were 8,669. In accordance with the Code and DIP Facility, KACC is not permitted to repurchase or redeem any of its stock. Further, as a part of a plan of reorganization, the Company believes it is likely that the equity interests of the holders of the $100 Preference Stock will be cancelled without consideration.

11.	Commitments and Contingencies
      Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with a plan of reorganization.
      Commitments. KACC has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 12), letters of credit, and guarantees. A significant portion of these commitments relate to the Company’s interests in and related to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
QAL, which are expected to be sold in April 2005 (see Note 3). KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey.
      Minimum rental commitments under operating leases at December 31, 2004, are as follows: years ending December 31, 2005 - $2.1; 2006 - $1.7; 2007 - $1.3; 2008 - $.7; 2009 - $.7; thereafter - $.3. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. Rental expenses , after excluding rental expenses of discontinued operations, were $3.1, $8.6 and $30.9, for the years ended December 31, 2004, 2003 and 2002, respectively. Rental expenses of discontinued operations were $4.9, $6.6 and $7.4 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Environmental Contingencies. The Company and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws and regulations. KACC currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 (“CERCLA”), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.
      Based on the Company’s evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the year ended December 31, 2003, KACC recorded charges of $23.2 to increase its environmental accrual. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Balance at beginning of period	$82.5	$59.1	$61.2
Additional accruals	8.4	25.6	1.5
Less expenditures	(32.6)	(2.2)	(3.6)

Balance at end of period(1)	$58.3	$82.5	$59.1

(1)	As of December 31, 2004 and 2003, $30.6 and $43.0, respectively, of the environmental accrual was included in Liabilities subject to compromise (see Note 1) and the balance was included in Long-term liabilities.
      These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $24.3 in 2005, $.3 to $3.2 per year for the years 2006 through 2009 and an aggregate of approximately $29.2 thereafter. Approximately $20.2 of the adjustments to the environmental liabilities in 2003 (see below) that applied to non-owned property sites has been included in the after 2009 balance because such amounts are expected to be settled solely in connection with the Debtors’ plan or plans of reorganization.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recorded the portion of the $20.2 accrual that relates to locations with operations ($15.7) in Other operating charges (benefits), net (see Note 6). The remainder of the accrual ($4.5), which relates to locations that have not operated for a number of years was recorded in Other income (expense) (see Note 2).
      During 2004 and 2003, the Company also provided additional accruals totaling approximately $1.4 and $3.0, respectively, associated with certain KACC-owned properties with no current operations (recorded in Other income (expense) — see Note 2). The 2004 accrual resulted from facts and circumstances determined in ordinary course of business. The additional 2003 accruals resulted primarily from additional cost estimation efforts undertaken by the Company in connection with its reorganization efforts. Both the 2004 and 2003 accruals were recorded as liabilities not subject to compromise as they relate to properties owned by the Company.
      The Company has previously disclosed that it is possible that its assessment of environmental accruals could increase because it may be in the interests of all stakeholders to agree to increased amounts to, among other things, achieve a claim treatment that is favorable and to expedite the reorganization process. The September 2003 multi-site settlement is one example of such a situation.
      In June, 2004, the Company reported that it was close to entering settlement agreements with various parties pursuant to which a substantial portion of the unresolved environmental claims could be settled for approximately $25.0 - $30.0. In September 2004, agreements with the affected parties were reached and Court approval for such agreements was received. During October 2004, the Company paid approximately $27.3 to completely settle these liabilities. The amounts paid approximated the amount of liabilities recorded and did not result in any material net gain or loss.
      As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $20.0 (a majority of which are estimated to relate to owned sites that are likely not subject to compromise). As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.
      The Company believes that KACC has insurance coverage available to recover certain incurred and future environmental costs. However, no amounts have been accrued in the financial statements with respect to such potential recoveries.
      Other Environmental Matters. During April 2004, KACC was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to KACC’s Trentwood facility in the State of Washington. KACC is undertaking its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. KACC believes it is in compliance with all applicable environmental law and requirements at the Trentwood facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impact this matter may have on the Company’s or KACC’s financial statements.
      Asbestos and Certain Other Personal Injury Claims. KACC has been one of many defendants in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos or exposure to products containing asbestos produced or sold by KACC or as a result of, employment or association with KACC. The lawsuits generally relate to products KACC has not sold for more than 20 years. As of the initial Filing Date,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 112,000 asbestos-related claims were pending. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively).
      Due to the Cases, holders of asbestos, silica and coal tar pitch volatile claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. As a result, the Company does not expect to make any asbestos payments in the near term. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to its Filing Date and, as described below, to negotiate insurance settlements and prosecute certain actions to clarify policy interpretations in respect of such coverage.
      The following tables present historical information regarding KACC’s asbestos, silica and coal tar pitch volatiles-related balances and cash flows:

	December 31,

	2004	2003

Liability	$1,115.0	$610.1
Receivable (included in Other assets)(1)	967.0	465.4

	$148.0	$144.7

	Year Ended December 31,
				Inception
	2004	2003	2002	to Date

Payments made, including related legal costs	$—	$—	$(17.1)	$(355.7)
Insurance recoveries(2)	2.7	18.6	23.3	266.2

	$2.7	$18.6	$6.2	$(89.5)

(1)	The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC’s aggregate insurance coverage. Amounts are stated in nominal dollars and not discounted to present value as the Company cannot currently project the actual timing of payments or insurance recoveries particularly in light of the expected treatment of such items in any plan of reorganization that is ultimately filed. The Company believes that, as of December 31, 2004, it had received all insurance recoveries that it is likely to collect in respect of asbestos-related costs paid. See Note 1.

(2)	Excludes certain amounts paid by insurers into a separate escrow account (in respect of future settlements) more fully discussed below.
      As previously disclosed, at the Filing Date, the Company had accrued approximately $610.1 (included in Liabilities Subject to Compromise) in respect of asbestos and other similar personal injury claims. As disclosed, such amount represented the Company’s estimate for current claims and claims expected to be filed over a 10 year period (the longest period KACC believed it could then reasonably estimate) based on, among other things existing claims, assumptions about the amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. The Company also disclosed that there were inherent limitations to such estimates and that the Company’s actual liabilities in respect of such claims could significantly exceed the amounts accrued; that at some point during the reorganization process, the Company expected that an estimation of KACC’s entire asbestos-related liability would occur; and that until

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
such process was complete or KACC had more information, KACC was unlikely to be able to adjust its accruals.
      Over the last year-plus period, the Company has engaged in periodic negotiations with the representatives of the asbestos, silica and coal tar pitch claimants and the Company’s insurers as part of its reorganization efforts. As more fully discussed in Note 1, these efforts resulted in an agreed term sheet in early 2005 between the Company and other key constituents as to the treatment for such claims in any plan(s) of reorganization the Company files. While a formal estimation process has not been completed, now that the Company can reasonably predict the path forward for resolution of these claims and based on the information resulting from the negotiations process, the Company believes it has sufficient information to project a range of likely costs. The Company now estimates that its total liability for asbestos, silica and coal tar pitch volatile personal injury claims is expected to be between approximately $1,100.0 and $2,400.0. However, the Company does not anticipate that other constituents will necessarily agree with this range and the Company anticipates that, as a part of any estimation process that may occur in the Cases, other constituents are expected to disagree with the Company’s estimated range of costs. In particular, the Company is aware that certain informal assertions have been made by representatives for the asbestos, silica and coal tar pitch volatiles claimants that the actual liability may exceed, perhaps significantly, the top end of the Company’s expected range. While the Company cannot reasonably predict what the ultimate amount of such claims will be determined to be, the Company believes that the minimum end of the range is both probable and reasonably estimatable. Accordingly, in accordance with GAAP, the Company recorded an approximate $500.0 charge to increase its accrued liability at December 31, 2004 to the $1,115.0 minimum end of the expected range. Future adjustments to such accruals are possible as the reorganization and/or estimation process proceeds and it is possible that such adjustments will be material.
      As previously disclosed, KACC believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs and had accrued for expected recoveries totaling approximately $463.1 as of September 30, 2004, after considering the approximately $54.4 of asbestos-related insurance receipts received from the Filing Date through September 30, 2004. As previously disclosed, the Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies.
      As a part of the negotiation process described above, the Company has continued its efforts with insurers to make clear the amount of insurance coverage expected to be available in respect of asbestos, silica and coal tar pitch personal injury claims. The Company has settled asbestos-related coverage matters with certain of its insurance carriers. However, other carriers have not yet agreed to settlements and disputes with carriers exist. During 2000, KACC filed suit in San Francisco Superior Court against a group of its insurers, which suit was thereafter split into two related actions. Additional insurers were added to the litigation in 2000 and 2002. During October 2001, June 2003, February 2004 and April 2004, the court ruled favorably on a number of policy interpretation issues. Additionally, one of the favorable October 2001 rulings was affirmed in February 2002 by an intermediate appellate court in response to a petition from the insurers. The litigation is continuing.
      The timing and amount of future insurance recoveries continues to be dependent on the resolution of any disputes regarding coverage under the applicable insurance policies thru the process of negotiations or further litigation. However, the Company believes that substantial recoveries from the insurance carriers are probable. The Company estimates that at December 31, 2004 its remaining solvent insurance coverage was in the range of $1,400.0 - $1,500.0. Further, assuming that actual asbestos, silica and coal tar pitch volatile costs were to be the $1,115.0 amount now accrued (as discussed above) the Company believes that it would be able to recover from insurers amounts totaling approximately $967.0, and, accordingly the Company recorded an approximate $500.0 increase in its personal injury-related insurance receivable. The foregoing estimates are based on,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
among other things, negotiations, the results of the litigation efforts discussed above and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. While the Company considers the approximate $965.0 amount to be probable (based on the factors cited above) it is possible that facts and circumstances could change and, if such a change were to occur, that a material adjustment to the amount recorded could occur. Additionally, it should be noted that, if through the estimation process or negotiation, it was determined that a significantly higher amount of costs were expected to be paid in respect of asbestos, silica and coal tar pitch volatile claims: (a) any amounts in excess of $1,400.0 - $1,500.0 would likely not be offset by any expected incremental insurance recoveries and (b) it is presently uncertain to what extent additional insurance recoveries would be determined under GAAP to be probable in respect of expected costs between the $1,100.0 amount accrued at December 31, 2004 and total amount of estimated solvent insurance coverage available.
      Since the start of the Cases, KACC has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by the Court. In accordance with the Court approval, the insurers have paid certain amounts, pursuant to the terms of that approved escrow agreements, into funds (the “Escrow Funds”) in which KACC has no interest, but which amounts will be available for the ultimate settlement of KACC’s asbestos-related claims. Because the Escrow Funds are under the control of the escrow agents, who will make distributions only pursuant to a Court order, the Escrow Funds are not included in the accompanying consolidated balance sheet at December 31, 2004. In addition, since neither the Company nor KACC received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the escrow funds, neither the asbestos-related receivable nor the asbestos-related liability have been adjusted as a result of these transactions. As of December 31, 2004, the insurers had paid $11.8 into the Escrow Funds. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur.
      Hearing Loss Claims. During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval the claimants will be allowed claims totaling $15.8. As such, the Company recorded a $15.8 charge (in Other operating charges (benefits), net — see Note 6) in 2003 and a corresponding obligation (included in Liabilities subject to compromise — see Note 1). However, no cash payments by the Company are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company’s financial statements at December 31, 2004 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.
      During the Cases, the Company has received approximately 3,200 additional proofs of claim alleging pre-petition injury due to noise induced hearing loss. It is not known at this time how many, if any, of such claims have merit or at what level such claims might qualify within the parameters established by the above-referenced settlement in principle for the 400 claims. Accordingly, the Company cannot presently determine the impact or value of these claims. However, the Company currently expects that all such claims will be transferred, along with certain rights against certain insurance policies, to a separate trust along with the settled hearing loss cases discussed above, whether or not such claims are settled prior to the Company’s emergence from the Cases.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Labor Matters. In connection with the United Steelworkers of America (“USWA”) strike and subsequent lock-out by KACC, which was settled in September 2000, certain allegations of unfair labor practices (“ULPs”) were filed with the National Labor Relations Board (“NLRB”) by the USWA. As previously disclosed, KACC responded to all such allegations and believed that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against KACC by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. In May 2002, the administrative law judge ruled against KACC in respect of the two remaining ULP allegations and recommended that the NLRB award back wages, plus interest, less any earnings of the workers during the period of the lockout. The administrative law judge’s ruling did not contain any specific amount of proposed award and was not self-executing.
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
      The settlement was ratified by the union members in February 2004, amended in October 2004, and ultimately approved by the Court in February 2005. Until February 2005, the settlement was also contingent on the Court’s approval of the Intercompany Agreement. However, such contingency was removed when the Court approved the Intercompany Agreement in February 2005. Since all material contingencies in respect of this settlement have been resolved and, since the ULP claim existed as of the December 31, 2004 balance sheet date, the Company recorded a $175.0 non-cash charge in the fourth quarter of 2004 (reflected in Other charges (benefits), net — Note 6).
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

12.	Derivative Financial Instruments and Related Hedging Programs
      In conducting its business, KACC has historically used various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. KACC has historically entered into hedging transactions from time to time to limit its exposure resulting from (1) its anticipated sales primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. As KACC’s hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in the hedging activities (except the impact of those contracts discussed below which have been marked to market) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.
      KACC’s share of primary aluminum production from Anglesey is approximately 150,000,000 pounds annually. Because KACC purchases alumina for Anglesey at prices linked to primary aluminum prices, only a portion of the Company’s net revenues associated with Anglesey are exposed to price risk. The Company

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimates the net portion of its share of Anglesey production exposed to primary aluminum price risk to be approximately 100,000,000 pounds annually.
      As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during 2002, 2003 and 2004 that contained fixed price terms were (in millions of pounds) 99.0, 97.6 and 119.0, respectively.
      During the last three years the volume of fabricated products shipments with underlying primary aluminum price risk were roughly the same as the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.
      At December 31, 2004, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum for the period 2005 - 2008 totaling approximately (in millions of pounds): 2005: 104.0, 2006: 41.0, 2007: 38.0, and 2008: 10.0.
      The following table summarizes KACC’s material derivative positions at December 31, 2004.

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option sale contracts	1/05 through 12/05	64.6	$(3.0)
	1/06 through 12/06	47.6	(.5)
Fixed priced purchase contracts	1/05 through 12/05	50.1	5.5
      2002. Because the agreements underlying KACC’s hedging positions provided that the counterparties to the hedging contracts could liquidate KACC’s hedging positions if KACC filed for reorganization, KACC chose to liquidate these positions in advance of the Filing Date. Proceeds from the liquidation totaled approximately $42.2. A net gain of $23.3 associated with these liquidated positions was deferred. The individual hedging gains/losses are being recognized over the period during which the underlying transactions to which the hedges related are expected to occur. As of December 31, 2004, the remaining unamortized amount was a net loss of approximately $.3.

13.	Key Employee Retention Program
      In June 2002, the Company adopted a key employee retention program (the “KERP”), which was approved by the Court in September 2002. The KERP is a comprehensive program that is designed to provide financial incentives sufficient to retain certain key employees during the Cases. The KERP includes six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing supplemental employee retirement plan (“SERP”) and a long-term incentive plan. Under the KERP, retention payments commenced in September 2002 and were paid every six months through March 31, 2004, except that 50% of the amounts payable to certain senior officers were withheld until the Debtors emerge from the Cases or as otherwise agreed pursuant to the KERP. The

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
severance and change in control plans, which are similar to the provisions of previous arrangements that existed for certain key employees, generally provide for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved. The completion incentive plan generally provided for payments of up to an aggregate of approximately $1.2 to certain senior officers provided that the Debtors emerged from the Cases in 30 months or less from the initial Filing Date. Because the Debtors will emerge from the Cases more than 30 months from the initial Filing Date, the amount of the payments will be reduced accordingly. The SERP generally provides additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees are not subsequently terminated for cause or voluntarily terminate their employment prior to reaching their retirement age. The long-term incentive plan generally provides for incentive awards to key employees based on an annual cost reduction target. Payment of such awards generally will be made: (a) 50% when the Debtors emerge from the Cases and (b) 50% one year from the date the Debtors emerge from the Cases. During 2004, 2003 and 2002, the Company has recorded charges of $1.5, $6.1 and $5.1, respectively (included in Selling, administrative, research and development, and general), related to the KERP.

14.	Pacific Northwest Power Matters
      During October 2000, KACC signed an electric power contract with the Bonneville Power Administration (“BPA”) under which the BPA, starting October 1, 2001, was to provide KACC’s operations in the State of Washington with approximately 290 megawatts of power through September 2006. The contract provided KACC with sufficient power to fully operate KACC’s Trentwood facility, as well as approximately 40% of the combined capacity of KACC’s Mead and Tacoma aluminum smelting operations which had been curtailed since the last half of 2000.
      As a part of the reorganization process, the Company concluded that it was in its best interest to reject the BPA contract as permitted by the Code. As such, with the authorization of the Court, the Company rejected the BPA contract on September 30, 2002. The contract rejection gives rise to a pre-petition claim (see Note 1). The BPA has filed a proof of claim for approximately $75.0 in connection with the Cases in respect of the contract rejection. The claim is expected to be settled in the overall context of a plan of reorganization. Accordingly, any payments that may be required as a result of the rejection of the BPA contract are expected to only be made pursuant to a plan of reorganization and upon the Company’s emergence from the Cases. The amount of the BPA claim will be determined either through a negotiated settlement, litigation or a computation of prevailing power prices over the contract period. As the amount of the BPA’s claim in respect of the contract rejection has not been determined, no provision has been made for the claim in the accompanying financial statements. KACC has entered into a rolling short-term contract with an alternate supplier to provide the power necessary to operate its Trentwood facility.
      In addition to the BPA power contract, KACC had a transmission service agreement with the BPA under which the BPA transmitted power to KACC’s Mead, Tacoma and Trentwood facilities. In October 2003, with the approval of the Court, the BPA agreement was restructured. Key aspects of the restructuring included: (a) the existing transmission service agreement was terminated; (b) KACC and the BPA entered into two new transmission service agreements that provide for the transmission of power for the Mead and Trentwood facilities at reduced transmission costs; and (c) KACC and the BPA agreed that the BPA would be allowed to file an unsecured pre-Filing Date claim of approximately $3.2 (which amount has been reflected in Other operating charges, net — see Note 6 in respect of the termination of the existing agreement).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment and Geographical Area Information
      The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company, through its wholly owned subsidiary, KACC, operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company has completed the sale of substantially all of its commodities operations (other than the Company’s interests in and related to QAL which are expected to be sold in April 2005). The balances and results in respect of such operations are now considered discontinued operations (see Note 3 and 5). The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.
      The Company’s operations are organized and managed by product type. The Company operations, after the discontinued operations reclassification, include two operating segments of the aluminum industry and the corporate segment. The aluminum industry segments include: Fabricated products and Primary aluminum. The Fabricated products group sells value-added products such as heat treat aluminum sheet and plate which are used in a wide range of industrial segments including for the automotive, aerospace and general engineering end-use applications. The Primary aluminum business unit produces commodity grade products as well as value-added products such as rod and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of KAC’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 2. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges (benefits), net.
      The Company has changed its segment presentation in 2004 to eliminate the “Eliminations” segment as the primary purpose for such segment was to eliminate intercompany profit on sales by the Primary aluminum and Bauxite and alumina business units substantially all of which are now considered Discontinued operations. Eliminations not representing Discontinued operations are now included in segment results.
      Given the significance of the Company’s exposure to primary aluminum prices and alumina prices (which typically are linked to primary aluminum prices on a lagged basis) in prior years, the commodity marketing activities were considered a separate business unit. In the accompanying financial statements, the Company has reclassified to discontinued operations all of the primary aluminum hedging results in respect of the commodity-related interests that have been or are expected to be sold and that are also treated as discontinued operations. As stated above, remaining primary aluminum hedging activities related to the Company’s interests in Anglesey and any firm price fabricated product shipments are considered part of the “Primary aluminum business unit”.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial information by operating segment, excluding discontinued operations, at December 31, 2004, 2003 and 2002 is as follows:

	Year Ended December 31,

	2004	2003	2002

Net Sales:
Fabricated Products	$809.3	$597.8	$608.6
Primary Aluminum	133.1	112.4	100.4

	$942.4	$710.2	$709.0

Equity in income (loss) of unconsolidated affiliate:
Primary Aluminum	$8.2	$3.3	$3.6

Segment Operating Income (Loss):(3)(4)
Fabricated Products(1)	$33.0	$(21.2)	$(21.8)
Primary Aluminum	13.9	6.7	7.4
Corporate and Other(2)	(71.3)	(74.7)	(98.9)
Other Operating (Charges) Benefits, Net — Note 6	(793.2)	(141.6)	(31.8)

	$(817.6)	$(230.8)	$(145.1)

(1)	Operating results for 2004, 2003 and 2002 include LIFO inventory charges of $12.1, $3.2 and $3.5, respectively.

(2)	Operating results for 2002 include special pension charges of $24.1.

(3)	Operating results for 2003 and 2002 for the Fabricated products business unit reported above include $4.5 and $.4, respectively, previously reported in Eliminations. There is no such elimination required in 2004. Operating results for 2003 and 2002 for the Primary aluminum business unit reported above include $(.4), and $1.3, respectively, previously reported in Eliminations. Operating results for the Primary aluminum business unit in 2004 are after the elimination of $.9.

(4)	In 2004, the Company chose to reallocate for segment purposes the amount of post-retirement medical costs charged to the business units so that the Corporate segment began to incur the excess of the total expenses over the amount of VEBA contributions allocable to the Fabricated products business unit and Discontinued operations.

	Year Ended December 31,

	2004	2003	2002

Depreciation and amortization(1)
Fabricated Products	$21.8	$22.8	$27.0
Primary Aluminum	.2	1.1	1.6
Corporate and Other	.3	1.8	3.7

	$22.3	$25.7	$32.3

Capital expenditures:(2)
Fabricated Products	$7.6	$8.9	$10.2
Corporate and Other	—	—	.7

	$7.6	$8.9	$10.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Depreciation and amortization expense excludes depreciation and amortization expense of discontinued operations of $13.1 in 2004, $47.5 in 2003 and $59.2 in 2002.

(2)	Capital expenditures exclude capital expenditures of discontinued operations of $3.5 in 2004, $28.3 in 2003 and $36.7 in 2002.

	December 31,

	2004	2003

Investments in and advances to unconsolidated affiliate:
Primary Aluminum	$16.7	$13.0
Corporate and Other	—	.1

	$16.7	$13.1

Segment assets:
Fabricated Products	$430.0	$413.5
Primary Aluminum	95.5	92.5
Corporate and Other, including restricted proceeds from the sale of commodity interests in 2004 of $280.8	1,287.4	490.0
Discontinued operations	69.5	627.5

	$1,882.4	$1,623.5

	Year Ended
	December 31,

	2004	2003	2002

Income taxes paid:(1)
Fabricated Products —
United States	$—	$.1	$.1
Canada	—	4.7	2.9

	$—	$4.8	$3.0

(1)	Income taxes paid excludes income tax paid by discontinued operations of $10.7 in 2004, $41.3 in 2003 and $34.5 in 2002.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Geographical information for net sales, based on country of origin, and long-lived assets follows:

	Year Ended December 31,

	2004	2003	2002

Net sales to unaffiliated customers:
Fabricated Products
United States	$705.7	$525.6	$534.2
Canada	103.6	72.2	74.4

	809.3	597.8	608.6

Primary Aluminum
United States	—	3.8	1.9
United Kingdom	133.1	108.6	98.5

	133.1	112.4	100.4

	$942.4	$710.2	$709.0

	December 31,

	2004	2003

Long-lived assets:(1)
Fabricated Products —
United States	$193.4	$207.3
Canada	17.8	17.9

	211.2	225.2
Primary Aluminum —
United Kingdom	16.7	13.0
Corporate and Other —
United States	3.4	5.0

	$231.3	$243.2

(1)	Long-lived assets include Property, plant, and equipment, net and Investments in and advances to unconsolidated affiliates. Prepared on a going-concern basis — see Note 2.

(2)	Long-lived assets excludes long-lived assets of discontinued operations of $38.9 in 2004 and $426.4 in 2003.
      The aggregate foreign currency gain included in determining net income was immaterial for the years ended December 31, 2004, 2003 and 2002. No single customer accounted for sales in excess of 10% of total revenue in 2004, 2003 and 2002. Export sales were less than 10% of total revenue during the years ended December 31, 2004, 2003 and 2002.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended

	March 31,	June 30,	September 30,		December 31,

	(In millions of dollars, except share amounts)
2004
Net sales	$210.2	$230.1	$244.4		$257.7
Operating income (loss)	(10.3)	(4.4)	(160.5)		(642.4)
Loss from continuing operations	(22.6)	(14.8)	(173.2	)(1)	(657.5	)(2)
Income (loss) from discontinued operations	(41.4)	39.0	103.7		20.0
Net loss	(64.0)	24.2	(69.5)		(637.5)
Basic/ Diluted Earnings (loss) per share(4)
Loss from continuing operations	(.28)	(.19)	(2.17)		(8.25)
Income (loss) from discontinued operations	(.52)	.49	1.30		.25
Net loss	(.80)	.30	(.87)		(8.00)
Common stock market price:(4)
High	.15	.10	.08		.10
Low	.08	.02	.03		.04
2003
Net sales	$176.1	$176.3	$174.5		$183.3
Operating income (loss)	(11.7)	(22.4)	(36.4)		(160.3)
Loss from continuing operations	(22.3)	(33.7)	(51.6)		(166.0	)(3)
Loss from discontinued operations	(42.8)	(27.7)	(37.0)		(407.2)
Net loss	(65.1)	(61.4)	(88.6)		(573.2)
Basic/ Diluted Earnings (loss) per share(4)
Loss from continuing operations	(.28)	(.42)	(.65)		(2.07)
Loss from discontinued operations	(.53)	(.35)	(.46)		(5.09)
Net loss	(.81)	(.77)	(1.11)		(7.16)
Common stock market price:(4)
High	.07	.07	.07		.14
Low	.04	.04	.04		.07

(1)	Includes a non-cash pension charge of $155.5 (see Note 6 of Notes to Consolidated Financial Statements).

(2)	Includes a non-cash pension charge of $154.5, a non-cash charge related to termination of post-retirement medical benefits plan of $312.5 and a related non-cash charge of $175.0 related to a settlement with the United Steel Workers of America (see Note 6 of Notes to Consolidated Financial Statements).

(3)	Includes a non-cash pension charge of $121.2 and a non-cash hearing loss claims charge of $15.8 (see Note 6 of Notes to Consolidated Financial Statements).

(4)	Earnings (loss) per share and market price may not be meaningful because, as part of a plan of reorganization, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
FIVE-YEAR FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004(1)	2003	2002	2001	2000

	(In millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$55.4	$35.5	$77.4	$154.1	$30.8
Receivables	111.0	80.5	62.5	66.8	118.3
Inventories	105.3	92.5	103.8	138.3	181.9
Prepaid expenses and other current assets	19.6	23.8	27.0	20.6	88.3
Discontinued operations’ current assets	30.6	193.7	245.9	379.4	592.8

Total current assets	321.9	426.0	516.6	759.2	1,012.1
Investments in and advances to unconsolidated affiliate	16.7	13.1	15.2	18.9	21.6
Property, plant, and equipment — net	214.6	230.1	255.3	294.4	321.8
Restricted proceeds from sale of commodity interests	280.8	—	—	—	—
Deferred income taxes	—	—	—	—	454.2
Personal injury-related insurance recoveries receivable	967.0	465.4	484.0	501.2	406.3
Other assets	42.5	55.1	137.7	161.3	144.6
Discontinued operations’ long-term assets	38.9	433.8	816.6	1,008.7	982.5

Total	$1,882.4	$1,623.5	$2,225.4	$2,743.7	$3,343.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise —
Current liabilities:
Accounts payable and accruals	$175.3	$98.4	$93.7	$274.4	$352.5
Accrued postretirement medical benefit obligation — current portion	—	32.5	60.2	62.0	58.0
Payable to affiliate	14.7	11.4	11.2	10.9	11.6
Long-term debt — current portion	1.2	1.3	.9	173.5	31.6
Discontinued operations’ current liabilities	57.7	177.5	167.6	282.6	387.7

Total current liabilities	248.9	321.1	333.6	803.4	841.4
Long-term liabilities	32.9	59.4	55.7	808.8	523.8
Accrued postretirement medical benefit obligation	—	—	—	642.2	656.9
Long-term debt	2.8	2.2	20.7	678.7	901.7
Discontinued operations’ long-term liabilities, including minority interests	26.4	208.7	226.4	251.0	336.4

	311.0	591.4	636.4	3,184.1	3,260.2
Liabilities subject to compromise	3,954.9	2,770.1	2,673.9	—	—
Minority interests	.7	.7	.7	.7	.7
Stockholders’ equity:
Common stock	.8	.8	.8	.8	.8
Additional capital	538.0	539.1	539.9	539.1	537.5
Accumulated deficit	(2,917.5)	(2,170.7)	(1,382.4)	(913.7)	(454.3)
Accumulated other comprehensive income (loss)	(5.5)	(107.9)	(243.9)	(67.3)	(1.8)

Total stockholders’ equity	(2,384.2)	(1,738.7)	(1,085.6)	(441.1)	82.2

Total	$1,882.4	$1,623.5	$2,225.4	$2,743.7	$3,343.1

(1)	Prepared on a “going concern” basis. See Notes 1 and 2 of Notes to Consolidated Financial Statements for a discussion of the possible impact of the Cases. Also, as more fully discussed in Note 1 of Notes to Consolidated Financial Statements, the Company expects that, upon emergence from the Cases, fresh start accounting would be applied which would adversely affect comparability of the December 31, 2004 balance sheet to the balance sheet of the entity upon emergence.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
FIVE-YEAR FINANCIAL DATA
STATEMENTS OF CONSOLIDATED INCOME (Loss)

	Year Ended December 31,

	2004(1)	2003	2002	2001	2000

	(In millions of dollars, except share amounts)
Net sales	$942.4	$710.2	$709.0	$889.5	$1,330.8

Costs and expenses:
Cost of products sold	852.2	681.2	671.4	823.4	1,175.8
Depreciation and amortization	22.3	25.7	32.3	32.1	34.2
Selling, administrative, research and development, and general	92.3	92.5	118.6	93.7	92.4
Other operating charges (benefits), net	793.2	141.6	31.8	30.1	82.1

Total costs and expenses	1,760.0	941.0	854.1	979.3	1,384.5

Operating income (loss)	(817.6)	(230.8)	(145.1)	(89.8)	(53.7)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $95.0, $95.0 and $84.0 in 2004, 2003 and 2002, respectively)	(9.5)	(9.1)	(19.0)	(106.2)	(105.8)
Reorganization items	(39.0)	(27.0)	(33.3)	—	—
Other — net	4.2	(5.2)	(.9)	(68.7)	(17.6)

Income (loss) before income taxes and discontinued operation	(861.9)	(272.1)	(198.3)	(264.7)	(177.1)
(Provision) benefit for income taxes	(6.2)	(1.5)	(4.4)	(523.4)	23.1
Minority interests	—	—	—	(.2)	(.5)

Income (loss) from continuing operations	(868.1)	(273.6)	(202.7)	(788.3)	(154.5)

Discontinued operations:
Income (loss) from discontinued operation, net of income taxes and minority interests	(5.3)	(514.7)	(266.0)	165.3	171.3
Gain from sale of commodity interests	126.6	—	—	163.6	—

Income (loss) from discontinued operations	121.3	(514.7)	(266.0)	328.9	171.3

Net income (loss)	$(746.8)	$(788.3)	$(468.7)	$(459.4)	$16.8

Earnings (loss) per share — Basic/ Diluted:
Income (loss) from continuing operations	$(10.88)	$(3.41)	$(2.52)	$(9.82)	$(1.94)

Income (loss) from discontinued operations	$1.52	$(6.42)	$(3.30)	$4.09	$2.15

Net income (loss)	$(9.36)	$(9.83)	$(5.82)	$(5.73)	$.21

Dividends per common share	$—	$—	$—	$—	$—

Weighted average shares outstanding (000):(2)
Basic	79,815	80,175	80,578	80,235	79,520
Diluted	79,815	80,175	80,578	80,235	79,823

(1)	Prepared on a “going concern” basis. See Notes 1 and 2 of Notes to Consolidated Financial Statements for a discussion of the possible impact of the Cases.

(2)	Earnings (loss) per share and share information may not be meaningful because, as a part of a plan of reorganization, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      Changes in Internal Control. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Additionally, no changes in the Company’s internal controls over financial reporting have occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over internal reporting.

Item 9B.	Other Information
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table sets forth certain information, as of March 28, 2005, with respect to the executive officers and directors of the Company and KACC. All officers and directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

Name	Positions and Offices with the Company and KACC*

Jack A. Hockema	President, Chief Executive Officer and Director
John Barneson	Senior Vice President and Chief Administrative Officer
Edward F. Houff	Senior Vice President and Chief Restructuring Officer
John M. Donnan	Vice President, Secretary and General Counsel
W. Scott Lamb	Vice President, Investor Relations and Corporate Communications
Daniel D. Maddox	Vice President and Controller
Daniel J. Rinkenberger	Vice President and Treasurer
Kerry A. Shiba	Vice President and Chief Financial Officer
Robert J. Cruikshank	Director
George T. Haymaker, Jr.	Chairman of the Board and Director
Charles E. Hurwitz	Director
Ezra G. Levin	Director
John D. Roach	Director

*	All named individuals hold the same positions and offices with both the Company and KACC.
      Jack A. Hockema. Mr. Hockema, age 58, was elected to the position of President and Chief Executive Officer and as a director of the Company and KACC in October 2001. He previously served as Executive Vice President and President of Kaiser Fabricated Products of KACC from January 2000 until October 2001, and Executive Vice President of the Company from May 2000 until October 2001. He served as Vice President of the Company from May 1997 until May 2000. Mr. Hockema was Vice President of KACC and President of

Kaiser Engineered Products from March 1997 until January 2000. He served as President of Kaiser Extruded Products and Engineered Components from September 1996 to March 1997. Mr. Hockema served as a consultant to KACC and acting President of Kaiser Engineered Components from September 1995 until September 1996. Mr. Hockema was an employee of KACC from 1977 to 1982, working at KACC’s Trentwood facility, and serving as plant manager of its former Union City, California can plant and as operations manager for Kaiser Extruded Products. In 1982, Mr. Hockema left KACC to become Vice President and General Manager of Bohn Extruded Products, a division of Gulf+Western, and later served as Group Vice President of American Brass Specialty Products until June 1992. From June 1992 until September 1996, Mr. Hockema provided consulting and investment advisory services to individuals and companies in the metals industry.
      John Barneson. Mr. Barneson, age 54, was elected to the position of Senior Vice President and Chief Administrative Officer of the Company and KACC effective August 2001. He previously served as Vice President and Chief Administrative Officer of the Company and KACC from December 1999 through August 2001. He served as Engineered Products Vice President of Business Development and Planning from September 1997 until December 1999. Mr. Barneson served as Flat-Rolled Products Vice President of Business Development and Planning from April 1996 until September 1997. Mr. Barneson has been an employee of KACC since September 1975 and has held a number of staff and operation management positions within the Flat-Rolled and Engineered Products business units.
      Edward F. Houff. Mr. Houff, age 58, was elected to the position of Senior Vice President and Chief Restructuring Officer of the Company and KACC effective January 2005. He previously served as Vice President and General Counsel of the Company and KACC from April 2002 through December 2004, and Secretary of the Company and KACC from October 2002 through December 2004. He served as Acting General Counsel of the Company and KACC from February 2002 until April 2002, and Deputy General Counsel for Litigation of the Company and KACC from October 2001 until February 2002. Mr. Houff was President and Managing Shareholder of the law firm Church & Houff, P.A. in Baltimore, Maryland from April 1989 through September 2001.
      John M. Donnan. Mr. Donnan, age 44, was elected to the position of Vice President, Secretary and General Counsel of the Company and KACC effective January 2005. Mr. Donnan joined the legal staff of the Company and KACC in 1993 and was named Deputy General Counsel of the Company and KACC in 2000. Prior to joining KACC, Mr. Donnan was an associate in the Houston, Texas office of the law firm of Chamberlain, Hrdlicka, White, Williams & Martin.
      W. Scott Lamb. Mr. Lamb, age 50, was elected Vice President, Investor Relations and Corporate Communications of the Company effective September 1998, and of KACC effective July 1998. Mr. Lamb previously served as Director of Investor Relations and Corporate Communications of the Company and KACC from June 1997 through July 1998. From July 1995 through June 1997, he served as Director of Investor Relations of the Company and KACC, and from January 1995 through July 1995, he served as Director of Public Relations of the Company and KACC.
      Daniel D. Maddox. Mr. Maddox, age 45, was elected to the position of Vice President and Controller of the Company effective September 1998, and of KACC effective July 1998. He served as Controller, Corporate Consolidation and Reporting of the Company and KACC from October 1997 through September 1998 and July 1998, respectively. Mr. Maddox previously served as Assistant Corporate Controller of the Company from May 1997 to September 1997, and of KACC from June 1997 to September 1997, and Director External Reporting of KACC from June 1996 to May 1997. Mr. Maddox was with Arthur Andersen LLP from 1982 until joining KACC in June 1996.
      Daniel J. Rinkenberger. Mr. Rinkenberger, age 46, was elected to the position of Vice President and Treasurer of the Company and KACC effective January 2005. He previously served as Vice President of Economic Analysis and Planning of the Company and KACC from February 2002 through December 2004. He served as Vice President, Planning and Business Development of Kaiser Fabricated Products of KACC from June 2000 through February 2002. Prior to that, he served as Vice President, Finance and Business

Planning of Kaiser Flat-Rolled Products of KACC from February 1998 to February 2000, and as Assistant Treasurer of the Company and KACC from January 1995 through February 1998.
      Kerry A. Shiba. Mr. Shiba, age 50, was elected to the position of Chief Financial Officer of the Company and KACC effective April 2004, and Vice President of the Company and KACC effective February 2002. He also held the position of Treasurer of the Company and KACC from February 2002 through December 2004. Prior to that, Mr. Shiba served as Vice President, Controller and Information Technology of Kaiser Fabricated Products of KACC from January 2000 to February 2002, and as Vice President and Controller of Kaiser Engineered Products of KACC from June 1998 through January 2000. Prior to joining KACC, Mr. Shiba was with the BF Goodrich Company for 16 years, holding various financial positions.
      Robert J. Cruikshank. Mr. Cruikshank, age 74, has served as a director of the Company and KACC since January 1994. In addition, Mr. Cruikshank has been a director of MAXXAM since May 1993. Mr. Cruikshank was a Senior Partner in the international public accounting firm of Deloitte & Touche from December 1989 until his retirement in March 1993. Mr. Cruikshank served on the board of directors of Deloitte Haskins & Sells from 1981 to 1985 and as Managing Partner of the Houston, Texas office from June 1974 until its merger with Touche Ross & Co. in December 1989. Mr. Cruikshank also serves as a director of Encysive Pharmaceuticals Inc. (formerly Texas Biotechnology Corp), a biopharmaceutical company; a trust manager of Weingarten Realty Investors; and as advisory director of Compass Bank Houston.
      George T. Haymaker, Jr. Mr. Haymaker, age 67, has been a director of the Company since May 1993, and of KACC since June 1993. He was named as non-executive Chairman of the Board of the Company and KACC effective October 2001. Mr. Haymaker served as Chairman of the Board and Chief Executive Officer of the Company and KACC from January 1994 until January 2000, and as non-executive Chairman of the Board of the Company and KACC from January 2000 through May 2001. He served as President of the Company from May 1996 through July 1997, and of KACC from June 1996 through July 1997. From May 1993 to December 1993, Mr. Haymaker served as President and Chief Operating Officer of the Company and KACC. Mr. Haymaker also is a director of 360networks Corporation, a provider of broadband network services; Flowserve Corporation, a provider of valves, pumps and seals; a director of CII Carbon, LLC., a producer of calcined coke; a director of Hayes Lemmerz International, Inc., a provider of automotive and commercial vehicle components; non-executive Chairman of the Board of Directors of Safelite Glass Corp., a provider of automotive replacement glass; and a director of SCP Pool Corp., a distributor of swimming pool supplies and products. Since July 1987, Mr. Haymaker has been a director, and from February 1992 through March 1993 was President, of Mid-America Holdings, Ltd. (formerly Metalmark Corporation), which is in the business of semi-fabrication of aluminum extrusions.
      Charles E. Hurwitz. Mr. Hurwitz, age 64, has served as a director of the Company since October 1988, and of KACC since November 1988. From December 1994 until April 2002, he served as Vice Chairman of KACC. Mr. Hurwitz also has served as a member of the Board of Directors and the Executive Committee of MAXXAM since August 1978 and was elected Chairman of the Board and Chief Executive Officer of MAXXAM in March 1980. From January 1993 to January 1998, he also served MAXXAM as President. Mr. Hurwitz was Chairman of the Board and Chief Executive Officer of Federated Development Company, a Texas corporation, from January 1974 until its merger in February 2002 into Federated Development, LLC (“FDLLC”), a wholly owned subsidiary of Giddeon Holdings, Inc. (“Giddeon Holdings”). Mr. Hurwitz is the President and Director of Giddeon Holdings, a principal stockholder of MAXXAM, which is primarily engaged in the management of investments. Mr. Hurwitz also has been, since its formation in November 1996, Chairman of the Board, President and Chief Executive Officer of MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM and part of MAXXAM’s forest products operations (“MGHI”).
      Ezra G. Levin. Mr. Levin, age 71, has been a director of the Company since July 1991. He has been a director of KACC since November 1988, and a director of MAXXAM since May 1978. Mr. Levin also served as a director of the Company from April 1988 to May 1990. Mr. Levin has served as a director of The Pacific Lumber Company since February 1993, and as a manager on the Board of Managers of Scotia Pacific Company LLC since June 1998, each of which is a wholly owned subsidiary of MAXXAM and is engaged in forest products operations. Mr. Levin is a member and co-chair of the law firm of Kramer Levin Naftalis &

Frankel LLP. He has held leadership roles in various legal and philanthropic capacities and also has served as visiting professor at the University of Wisconsin Law School and Columbia College.
      John D. Roach. Mr. Roach, age 61, has been a director of the Company and KACC since April 2002. Since August 2001, Mr. Roach has been the Chairman and Chief Executive Officer of Stonegate International, Inc., a private investment and advisory services firm. From March 1998 to September 2001, Mr. Roach was the Chairman, President and Chief Executive Officer of Builders FirstSource, Inc., a distributor of building products to production homebuilders. From July 1991 to July 1997, Mr. Roach served as Chairman, President and Chief Executive Officer of Fibreboard Corporation. From 1988 to July 1991, he was Executive Vice President of Manville Corporation. Mr. Roach also serves as a director of Material Sciences Corp., a provider of materials-based solutions; PMI Group, Inc., a provider of credit enhancement products and lender services; and URS Corporation, an engineering firm. He is also Executive Chairman of the board of directors of Unidare US Inc., a wholesale supplier of industrial, welding and safety products.
Audit Committee Financial Expert
      The Board of Directors of the Company has determined that each of Messrs. Cruikshank and Roach, members of the Audit Committee of the Company’s Board of Directors, satisfies the Securities and Exchange Commission’s criteria to serve as an “audit committee financial expert.” The Company’s securities currently are not listed on any exchange. However, the Board of Directors has determined that each of Messrs. Cruikshank and Roach meet the independence standards set forth in the listing requirements of both of the New York Stock Exchange and the Nasdaq Stock Market, Inc.
Code of Ethics
      The Company has a Code of Ethics that applies to all of its officers and other employees, including the Company’s principal executive officer, principal financial officer, and the principal accounting officer or controller. A copy of the Code of Ethics is available from the Company, without charge, upon written request to the Company at the address set forth below:

Corporate Secretary
Kaiser Aluminum Corporation
27422 Portola Parkway, Suite 350
Foothill Ranch, California 92610-2831
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
Summary Compensation Table
      Although certain plans or programs in which executive officers of the Company participate are jointly sponsored by the Company and KACC, executive officers of the Company generally are directly employed and compensated by KACC. The following table sets forth compensation information, cash and non-cash, for each of the Company’s last three completed fiscal years with respect to the Company’s Chief Executive

Officer and the four most highly compensated executive officers other than the Chief Executive Officer for the year 2004 (collectively referred to as the “Named Executive Officers”).

							Long-Term Compensation

		Annual Compensation					Awards			Payouts

(a)	(b)	(c)	(d)		(e)		(f)		(g)	(h)		(i)
					Other		Restricted		Securities
					Annual		Stock		Underlying	LTIP		All Other
Name and Principal		Salary	Bonus		Compensation		Award(s)		Options/	Payouts		Compensation
Position	Year	($)	($)		($)(1)		($)		SARS #	($)		($)(2)

Jack A. Hockema	2004	730,000	—	(3)	—		-0-		-0-	-0-		182,793	(4)(5)
President and Chief	2003	730,000	-0-		—		-0-		-0-	-0-		365,000	(4)
Executive Officer	2002	730,000	-0-		—		116,495	(6)	-0-	236,200	(7)	346,750	(4)
Edward F. Houff	2004	431,250	125,000	(3)	—		-0-		-0-	-0-		100,000	(4)
Senior Vice President	2003	400,000	125,000		—		-0-		-0-	-0-		200,000	(4)
and Chief	2002	400,000	125,000		3,439		-0-		-0-	-0-		168,909	(4)(8)
Restructuring Officer
John Barneson	2004	275,000	—	(3)	—		-0-		-0-	-0-		62,500	(4)
Senior Vice President	2003	275,000	-0-		—		-0-		-0-	-0-		125,000	(4)
and Chief	2002	252,500	-0-		72,248	(9)	-0-		-0-	13,627	(7)	233,102	(4)(8)
Administrative Officer
Kerry A. Shiba	2004	242,500	—	(3)	—		-0-		-0-	-0-		95,000	(4)
Vice President and	2003	190,000	-0-		—		-0-		-0-	-0-		190,000	(4)
Chief Financial Officer	2002	187,500	-0-		—		-0-		-0-	54,090	(7)	97,032	(4)(10)
Daniel D. Maddox	2004	200,000	—	(3)	—		-0-		-0-	-0-		100,000	(4)
Vice President and	2003	200,000	-0-		24,721	(11)	-0-		-0-	-0-		200,000	(4)
Controller	2002	187,500	-0-		—		-0-		-0-	-0-		130,000	(4)

(1)	Except as otherwise indicated for Mr. Barneson in 2002 and Mr. Maddox in 2003, excludes perquisites and other personal benefits, which in the aggregate amount do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

(2)	KACC did not contribute amounts to its Supplemental Savings and Retirement Plan and Supplemental Benefits Plan for Named Executive Officers or any other salaried employees for 2002, 2003 or 2004.

(3)	The Company has not completed the calculation of amounts payable for the year 2004 under the Company’s short-term incentive plan. Such amounts will be included in the appropriate column of the Summary Compensation Table next year. For additional information concerning the Company’s short-term incentive plan, see “Employment Contracts, Retention Plan and Agreements and Termination of Employment and Change-in-Control Arrangements — Short-Term Incentive Plan” below.

(4)	Includes retention payments made during 2004, 2003 and 2002, respectively, under KACC’s key employee retention plans in the amount of $182,500, $365,000 and $346,750 for Mr. Hockema; $100,000, $200,000 and $160,000 for Mr. Houff; $62,500, $125,000 and $118,750 for Mr. Barneson; $95,000, $190,000 and $95,000 for Mr. Shiba; and $100,000, $200,000 and $130,000 for Mr. Maddox. In addition to such retention amounts, pursuant to the terms of the Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan, KACC has withheld additional retention payments with respect to the years 2004, 2003 and 2002, respectively, for each of Messrs. Hockema, Houff, and Barneson as follows: $273,500, $547,500 and $273,750 for Mr. Hockema; $150,000, $300,000 and $150,000 for Mr. Houff; and $93,750, $187,500 and $93,750 for Mr. Barneson. Payment of such additional retention amounts generally is subject to, among other conditions, KACC’s emergence from chapter 11 and the timing thereof. For additional information, see discussion under “Employment Contracts, Retention Plan and Agreements and Termination of Employment and Change-in-Control Arrangements — Kaiser Retention Plan and Agreements” below.

(5)	Includes $293 paid to Mr. Hockema for unused allowances under the Company’s benefit program.

(6)	In connection with Mr. Hockema’s promotion to President and Chief Executive Officer, he was granted 95,488 restricted shares of the Company’s Common Stock effective as of January 25, 2002, vesting at the rate of 33-1/3% per year, beginning October 11, 2002. The above table includes the value of such restricted shares determined by multiplying the number of shares in the grant by the closing market price of a share of the Company’s Common Stock on the New York Stock Exchange on the effective date of the grant. Mr. Hockema elected to cancel all of the restricted shares granted to him in 2002 prior to their respective vesting dates. As of December 31, 2004, Mr. Hockema owned no restricted shares of the Company’s Common Stock.

(7)	Amounts reflect the cash awards actually received by Messrs. Hockema, Barneson and Shiba in 2002 under the long-term incentive program for the Company’s Fabricated Products business unit for the rolling three-year performance period 1999-2001.

(8)	Includes moving-related items of $8,909 for Mr. Houff in 2002 and $114,352 for Mr. Barneson in 2002.

(9)	Includes an auto allowance of $28,301 and club membership fees and expenses of $11,215.

(10)	Includes a temporary living allowance of $2,032.

(11)	Includes an auto allowance of $22,217 and personal use of a company car of $2,504.
Option/SAR Grants in Last Fiscal Year
      The Company did not issue any stock options or SARs during the year 2004.
Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values
      The table below provides information on an aggregated basis concerning each exercise of stock options during the fiscal year ended December 31, 2004, by each of the Company’s Named Executive Officers, and the 2004 fiscal year-end value of unexercised options. During 2004, the Company did not have any SARs outstanding. The Debtors currently believe that it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration as part of a plan of reorganization. Upon any such cancellation, any options to purchase the Company’s Common Stock from the Company also would be cancelled.

(a)	(b)	(c)	(d)				(e)
			Number of Securities				Value of Unexercised
			Underlying Unexercised				in-the-Money
	Shares		Options/SARs at Fiscal Year				Options/SARs at Fiscal
	Acquired on		End (#)				Year-End ($)
	Exercise	Value
Name	(#)	Realized ($)	Exercisable		Unexercisable		Exercisable		Unexercisable

Jack A. Hockema	-0-	-0-	375,770	(1)	28,184	(1)	—	(2)	—	(2)
Edward F. Houff	-0-	-0-	222,772	(1)	-0-		—	(2)	—	(2)
John Barneson	-0-	-0-	-0-		-0-		-0-		-0-
Kerry A. Shiba	-0-	-0-	-0-		-0-		-0-		-0-
Daniel D. Maddox	-0-	-0-	35,715	(1)	-0-		—	(2)	—	(2)

(1)	Represents shares of the Company’s Common Stock underlying stock options.

(2)	No value is shown because the exercise price is higher than the closing price of $0.09 per share of the Company’s Common Stock on the OTC Bulletin Board on December 30, 2004.
Long-Term Incentive Plans — Awards in Last Fiscal Year
      During 2002, the Company adopted, and the Court approved as part of the Key Employee Retention Program discussed below, a new cash-based long-term incentive program under which participants became eligible to receive an award based on the attainment by the Company of sustained cost reductions above a stipulated threshold for the period 2002 through emergence from bankruptcy (the “Long-Term Incentive Plan”). The following table and accompanying footnotes further describe the awards that may be earned by the Named Executive Officers under such program. For additional information concerning the Long-Term

Incentive Plan, see “Employment Contracts, Retention Plan and Agreements and Termination of Employment and Change-in-Control Arrangements — Long-Term Incentive Plan” below.

			Estimated Future Payouts
			Under Non-Stock Price-Based Plans

(a)	(b)	(c)	(d)	(e)		(f)
		Performance
	Number	or Other
	of Shares,	Periods Until
	Units or	Maturation
Name	Other Rights	or Payout	Threshold	Target(1)(3)		Maximum(1)(3)

Jack A. Hockema	N/A	(2)	(3)	$1,500,000		$4,500,000
Edward F. Houff	N/A	(2)	(3)	300,000		900,000
John Barneson	N/A	(2)	(3)	350,000		1,050,000
Kerry A. Shiba	N/A	(2)	(3)	258,000	(4)	774,000	(4)
Daniel D. Maddox	N/A	(2)	(3)	100,000		300,000

(1)	The target and maximum payout amounts in the table are per annum.

(2)	Any awards earned under the program generally are payable in two equal installments — the first on the date that the Company emerges from bankruptcy and the second on the one year anniversary of such date. Any awards earned under the program generally are forfeited if the participant voluntarily terminates his or her employment (other than at normal retirement) or is terminated for cause prior to the scheduled payment date.

(3)	The amount, if any, that may be paid under the program generally shall not be determinable until the end of the performance period.

(4)	The initial target and maximum for Mr. Shiba were $90,000 and $270,000, respectively. These amounts were increased to $250,000 and $750,000, respectively, effective April 2004 in connection with Mr. Shiba’s promotion to Chief Financial Officer, and to the current levels indicated in the table effective January 2005.
Defined Benefit Plans
      Kaiser Retirement Plan. KACC previously maintained a qualified, defined-benefit retirement plan (the “Kaiser Retirement Plan”) for salaried employees of KACC and co-sponsoring subsidiaries who met certain eligibility requirements. Effective December 17, 2003, the Pension Benefit Guaranty Corporation (the “PBGC”) terminated the Kaiser Retirement Plan. As a consequence of such termination, all benefit accruals ceased under the Kaiser Retirement Plan. The table below shows estimated annual retirement benefits payable under the terms of the Kaiser Retirement Plan to participants with the indicated years of credited service. These benefits are reflected (a) without reduction for the limitations imposed by Section 401(a)(17) and Section 415 of the Internal Revenue Code of 1986, as amended (the “Tax Code”) on qualified plans and before adjustment for the Social Security offset, thereby reflecting aggregate benefits to be received, subject to Social Security offsets, under the Kaiser Retirement Plan and the Kaiser Supplemental Benefits Plan (as defined below), and (b) without reduction for the limitation on benefits payable by the PBGC as a result of the involuntary termination of the Kaiser Retirement Plan ($43,977.24 annually for retirement at age 65 and

$34,742.04 for retirement at age 62, the normal retirement age under the Kaiser Retirement Plan, for plans terminated in 2003).

	Years of Service
Average Annual
Remuneration	15	20	25	30	35

$250,000	$56,250	$75,000	$93,750	$112,500	$131,250
350,000	78,750	105,000	131,250	157,500	183,750
450,000	101,250	135,000	168,750	202,500	236,250
550,000	123,750	165,000	206,250	247,500	288,750
650,000	146,250	195,000	243,750	292,500	341,250
750,000	168,750	225,000	281,250	337,500	393,750
850,000	191,250	255,000	318,750	382,500	446,250
950,000	213,750	285,000	356,250	427,500	498,750
1,050,000	236,250	315,000	393,750	472,500	551,250
      The estimated annual retirement benefits shown are based upon the assumptions that the provisions of the Kaiser Retirement Plan prior to the termination by the PBGC and the current Kaiser Supplemental Benefits Plan provisions are in effect, that the participant retires at age 62, and that the retiree receives payments based on a straight-life annuity for his lifetime. Messrs. Hockema, Barneson, Shiba and Maddox had 12.9, 29.8, 6.5, and 8.5 years of credited service, respectively, on December 31, 2004. Mr. Houff is not a participant in either the Kaiser Retirement Plan or the Kaiser Supplemental Benefits Plan. Monthly retirement benefits are determined by multiplying years of credited service (not in excess of 40) by the difference between 1.50% of average monthly compensation for the highest base period (of 36, 48 or 60 consecutive months, depending upon compensation level) in the last 10 years of employment and 1.25% of monthly primary Social Security benefits. Pension compensation covered by the Kaiser Retirement Plan and the Kaiser Supplemental Benefits Plan consisted of salary and bonus. Because of the PBGC limitation on benefits payable from the Kaiser Retirement Plan, the estimated benefits with respect to the Kaiser Retirement Plan for Messrs. Hockema and Barneson for retirement at age 62 are significantly reduced.
      Participants are entitled to retire and receive pension benefits, unreduced for age, upon reaching age 62 or after 30 years of credited service. Full early pension benefits (without adjustment for Social Security offset prior to age 62) are payable to participants who are at least 55 years of age and have completed 10 or more years of pension service (or whose age and years of pension service total 70) and who have been terminated by KACC or an affiliate for reasons of job elimination or partial disability. Participants electing to retire prior to age 62 who are at least 55 years of age and who have completed 10 or more years of pension service (or whose age and years of pension service total at least 70) may receive pension benefits, unreduced for age, payable at age 62 or reduced benefits payable earlier. Participants who terminate their employment after five years or more of pension service, or after age 55 but prior to age 62, are entitled to pension benefits, unreduced for age, commencing at age 62 or, if they have completed 10 or more years of pension service, actuarially reduced benefits payable earlier. For participants with five or more years of pension service or who have reached age 55 and who die, the Kaiser Retirement Plan provides a pension to their eligible surviving spouses. Upon retirement, participants may elect among several payment alternatives.
      As a result of the termination of the Kaiser Retirement Plan by the PBGC, benefits payable to participants will be reduced to a maximum of $34,742.04 annually for retirement at age 62, lower for retirement prior to age 62, and higher for retirements after age 62 up to $43,977.24 at age 65, and participants will not accrue additional benefits. In addition, the PBGC will not make lump-sum payments to participants.
      The Company anticipates that it will provide a defined contribution pension plan in respect of its salaried employees. The Company expects such plan to be implemented in the second quarter of 2005.
      Kaiser Supplemental Benefits Plan. KACC maintains an unfunded, non-qualified Supplemental Benefits Plan (the “Kaiser Supplemental Benefits Plan”), the purpose of which is to restore benefits that would otherwise be paid from the Kaiser Retirement Plan or the Supplemental Savings and Retirement Plan, a

qualified Section 401(k) plan (the “Kaiser Savings Plan”), were it not for the limitations imposed by Section 401(a)(17) and Section 415 of the Tax Code. The Kaiser Supplemental Benefits Plan will not make up benefits lost with respect to the Kaiser Retirement Plan because of limitations on benefits payable by the PBGC. Participation in the Kaiser Supplemental Benefits Plan is available to all employees of KACC and its subsidiaries whose benefits under the Kaiser Retirement Plan and Kaiser Savings Plan are likely to be affected by such limitations imposed by the Tax Code. Eligible participants are entitled to receive the equivalent of the Kaiser Retirement Plan and Kaiser Savings Plan benefits that they may be prevented from receiving under those plans because of such Tax Code limitations, before considering any impacts of the PBGC termination of the Kaiser Retirement Plan.
      Pursuant to the Kaiser Key Employee Retention Program discussed below, participants under the Kaiser Supplemental Benefits Plan will forfeit their benefits if they voluntarily terminate their employment (other than normal retirement at age 62). Any claims by participants with respect to amounts not paid under the Kaiser Supplemental Benefits Plan either because the claims arose pre-petition or the participant voluntarily terminates employment prior to KACC’s emergence from bankruptcy (other than normal retirement at age 62) will be resolved in the overall context of a plan of reorganization.
      Kaiser Termination Payment Policy. Most full-time salaried employees of KACC are eligible for benefits under an unfunded termination policy if their employment is involuntarily terminated, subject to a number of exclusions. The policy provides for lump-sum payments after termination ranging from one-half month’s salary for less than one year of service graduating to eight months’ salary for 30 or more years of service. As a result of the filing of the Cases, payments under the policy in respect of periods prior to the Filing Date generally cannot be made by KACC. Any claims for such pre-petition amounts will be resolved in the overall context of a plan of reorganization. The Named Executive Officers and certain other participants in the Kaiser Key Employee Retention Plan waived their rights to any payments under the termination policy in connection with their participation in the Kaiser Key Employee Retention Plan.
Director Compensation
      Each of the directors who is not an employee of the Company or KACC generally receives an annual base fee for services as a director. The base fee for the year 2004 was $50,000. During 2004, Messrs. Cruikshank, Hurwitz, Levin and Roach each received base compensation of $50,000. Mr. Haymaker’s compensation for 2004 was covered by a separate agreement with the Company and KACC, which is discussed below.
      For the year 2004, non-employee directors of the Company and KACC who were directors of MAXXAM also received director or committee fees from MAXXAM. In addition, the non-employee Chairman of each of the Company’s and KACC’s committees (other than the Audit Committees) was paid a fee of $3,000 per year for services as Chairman. The fee paid to the Chairman of the Audit Committees was $10,000 per year. All non-employee directors also generally received a fee of $1,500 per day for Board meetings attended in person or by phone and $1,500 per day for committee meetings held in person or by phone on a date other than a Board meeting. Non-employee directors members of the Company’s and KACC’s Executive Committees not covered by a separate agreement with the Company and KACC also were paid a fee of $6,000 per year for such services. In respect of 2004, Messrs. Cruikshank, Hurwitz, Levin and Roach received an aggregate of $19,500, $10,500, $28,500, and $26,500, respectively, in such fees from the Company and KACC in the form of cash payments.
      Non-employee directors are eligible to participate in the Kaiser 1997 Omnibus Stock Incentive Plan (the “1997 Omnibus Plan”). During 2004, no awards were made to non-employee directors under such plan.
      Directors are reimbursed for travel and other disbursements relating to Board and committee meetings, and non-employee directors are provided accident insurance in respect of Company-related business travel. Subject to the approval of the Chairman of the Board, directors also generally may be paid ad hoc fees in the amount of $750 per one-half day or $1,500 per day for services other than attending Board and committee meetings that require travel in excess of 100 miles. No such payments were made for 2004.

      The Company and KACC have a deferred compensation program in which all non-employee directors are eligible to participate. By executing a deferred fee agreement, a non-employee director may defer all or part of the fees from the Company and KACC for services in such capacity for any calendar year. The deferred fees are credited to a book account and are deemed “invested,” in 25% increments, in two investment choices: in phantom shares of the Company’s Common Stock and/or in an account bearing interest calculated using one-twelfth of the sum of the prime rate plus 2% on the first day of each month. If deferred, fees, including all earnings credited to the book account, are paid in cash to the director or beneficiary as soon as practicable following the date the director ceases for any reason to be a member of the Board, either in a lump sum or in a specified number of annual installments not to exceed ten, at the director’s election. No deferral elections were in effect during 2004 and there are no deferral elections currently in effect.
      Fees to directors who also are employees of KACC are deemed to be included in their salary. Directors of the Company were also directors of KACC and received the foregoing compensation for acting in both capacities.
      As of January 1, 2004, Mr. Haymaker, the Company and KACC entered into an agreement concerning the terms upon which Mr. Haymaker would continue to serve as a director and non-executive Chairman of the Boards of the Company and KACC through the earlier of December 31, 2004 and the effective date of the Company’s and KACC’s emergence from bankruptcy. For the year 2004, Mr. Haymaker’s base compensation under the agreement was $50,000 for services as a director and $73,000 for services as non-executive Chairman of the Boards of the Company and KACC, inclusive of any Board and committee fees otherwise payable. All compensation under the agreement was paid in cash. As of January 1, 2005, Mr. Haymaker, the Company and KACC entered into a new agreement extending such terms through the earlier of December 31, 2005 and the effective date of the Company’s and KACC’s emergence from bankruptcy.
Employment Contracts, Retention Plan and Agreements and Termination of Employment and Change-in-Control Arrangements
      Employment Agreement with Edward F. Houff. Effective October 1, 2001, Mr. Houff and KACC entered into an employment agreement for the period October 1, 2001 through September 30, 2004. In October 2004, Mr. Houff and KACC amended such agreement extending the term thereof through the earliest of KACC’s emergence from bankruptcy, an agreed termination between Mr. Houff and KACC, and June 30, 2005. Under the terms of the agreement, Mr. Houff’s annual salary is $400,000 per year. The agreement also provides for a guaranteed annual cash bonus of $125,000, pro rated for partial years. Prior to October 2004, the agreement also provided for a possible annual incentive bonus of $125,000. No such annual incentive bonus payments were made.
      Under the agreement, Mr. Houff is entitled to participate in KACC’s Long-Term Incentive Plan. He also is entitled to any payments and benefits payable under his Change in Control Severance Agreement, discussed below. If Mr. Houff’s employment is terminated during the term of his employment agreement, he is entitled to receive all payments and benefits prescribed under KACC’s Key Employee Retention Plan, Severance Plan and Long-Term Incentive Plan, as well as his Change in Control Severance Agreement, plus up to $25,000 in relocation expenses. If such termination is as a result of Mr. Houff’s death or disability, he or his estate, as applicable, also shall receive any base salary, pro-rated guaranteed bonus and unpaid vacation accrued as of the date of his death or disability and any other benefits payable under KACC’s existing benefit plans and policies. For additional information concerning KACC’s Long-Term Incentive Plan, see “Long-Term Incentive Plans — Awards in Last Fiscal Year” above. For additional information concerning KACC’s Key Employee Retention Plan, Severance Plan and Change in Control Severance Agreements, see “Employment Contracts, Retention Plan and Agreements and Termination of Employment and Change-in-Control Arrangements — Kaiser Retention Plan and Agreements, Kaiser Severance Plan and Agreements, and Kaiser Change in Control Severance Program” below.
      Pursuant to Mr. Houff’s employment agreement, he received in 2001 a grant under the 1997 Omnibus Plan of options, valued at the time of grant at $450,000, to purchase 222,772 shares of the Company’s Common Stock at an exercise price of $2.625 per share, plus 171,429 restricted shares of the Company’s

Common Stock, also valued at $450,000 at the time of grant, each vesting at the rate of 33 1/3% per year, beginning October 1, 2002. Mr. Houff cancelled all of the restricted shares prior to their scheduled vesting dates.
      Kaiser Key Employee Retention Program. On September 3, 2002, the Court approved a Key Employee Retention Program, consisting of the Long-Term Incentive Plan, the Kaiser Retention Plan, the Kaiser Severance Plan, and the Kaiser Change in Control Severance Program discussed below.
      Kaiser Retention Plan and Agreements. Effective September 3, 2002, KACC adopted the Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan (the “Retention Plan”) and in connection therewith entered into retention agreements with certain key employees, including each of the Named Executive Officers. The Retention Plan replaced the Kaiser Aluminum & Chemical Corporation Retention Plan adopted on January 15, 2002 (the “Prior Plan”).
      In general, awards payable under the Retention Plan to a Named Executive Officer vested, as applicable, on September 30, 2002, March 31, 2003, September 30, 2003 and March 31, 2004 (the “Vesting Dates”). The retention agreements for each Named Executive Officer further provided that if his employment terminated within 90 days following the payment of any award for any reason other than death, disability, retirement on or after age 62 or termination without cause (as defined in the Retention Plan), he would be required to return such payment to KACC. Except with respect to payments of the Withheld Amounts (as defined below) to Messrs. Hockema, Houff and Barneson, such clawback provisions have expired.
      For each of Messrs. Hockema, Houff and Barneson, the amount vested on each of the Vesting Dates was equal to 62.5% of his base salary at the time of grant. Forty percent of the amount vested on each Vesting Date for each of such persons was paid to him in a lump sum on that date. Except as described below, of the remaining 60% of such amount (the “Withheld Amount”), (i) 33 1/3% of such amount is payable to such participant in a lump sum on the date of KACC’s emergence from bankruptcy if he is employed by KACC on that date, (ii) 33 1/3% of such amount is payable to such participant in a lump sum on the first anniversary of the date of KACC’s emergence from bankruptcy if he is employed by KACC on that date, (iii) 16 2/3% of such amount is payable to such participant on the date of KACC’s emergence from bankruptcy if the emergence occurs on or prior to August 12, 2005 and he is employed by KACC on that date (such amount is forfeited if the date of KACC’s emergence from bankruptcy occurs after August 12, 2005), and (iv) 16 2/3% of the such amount has been forfeited because the date of KACC’s emergence from bankruptcy did not occur on or prior to August 12, 2004. Notwithstanding the foregoing, if the employment of any of Messrs. Hockema, Houff or Barneson is terminated prior to the payment date for any Withheld Amount as a result of his death, disability, retirement from KACC on or after age 62 or KACC’s termination of his employment without cause, he or his estate, as applicable, shall be entitled to receive his Withheld Amount (reduced for any amounts forfeited based on the date of KACC’s emergence from bankruptcy, as described above). For each of Messrs. Shiba and Maddox, the amount that vested on each of the Vesting Dates was equal to 50% of his base salary at the time of grant. One hundred percent of the amount vested by each of Messrs. Shiba and Maddox on each such date was paid to him in a lump sum on that date. No further amounts are payable to Messrs. Shiba or Maddox under the Retention Plan.
      Kaiser Severance Plan and Agreements. Effective September 3, 2002, KACC adopted the Kaiser Aluminum & Chemical Corporation Severance Plan (the “Severance Plan”) in order to provide selected executive officers, including the Named Executive Officers, and other key employees of KACC with appropriate protection in the event of certain terminations of employment. In connection therewith, KACC entered into Severance Agreements (the “Severance Agreements”) with plan participants. The Severance Plan, including the Severance Agreements, along with the Kaiser Aluminum & Chemical Corporation Change in Control Severance Agreements described below, replaced for participants in such plans the Enhanced Severance Protection and Change in Control Benefits Program implemented in 2000. The Severance Plan terminates on the first anniversary of the date KACC emerges from bankruptcy.
      The Severance Plan provides for payment of a severance benefit and continuation of welfare benefits in the event of certain terminations of employment. Participants are eligible for the severance payment and continuation of benefits in the event the participant’s employment is terminated without cause (as defined in the Severance Plan) or the participant terminates employment with good reason (as defined in the Severance Plan). The severance payment and continuation of benefits are not available if (i) the participant receives severance compensation or benefit continuation pursuant to a Kaiser Aluminum & Chemical Corporation Change in Control Severance Agreement (as described below), (ii) the participant’s employment is terminated other than without cause or by the participant for good reason, or (iii) the participant declines to sign, or subsequently revokes, a designated form of release. In addition, in consideration for the severance payment and continuation of benefits, a participant will be subject to noncompetition, nonsolicitation and confidentiality restrictions following the participant’s termination of employment with KACC.
      The severance payment payable under the Severance Plan to each of the Named Executive Officers consists of a lump sum cash payment equal to two times (for Messrs. Hockema, Houff and Barneson) or one times (for Messrs. Shiba and Maddox) his base salary. Each of the Named Executive Officers also will be entitled to continued medical, dental, vision, life insurance, and disability benefits for a period of two years (for Messrs. Hockema, Houff and Barneson) or one year (for Messrs. Shiba and Maddox) following termination of employment. Severance payments payable under the Severance Plan are in lieu of any severance or other termination payments provided for under any plan of KACC or any other agreement between the participant and KACC.
      Kaiser Change in Control Severance Program. In 2002, KACC entered into Kaiser Aluminum & Chemical Corporation Change in Control Severance Agreements (the “Change in Control Agreements”) with certain key executives, including the Named Executive Officers, in order to provide them with appropriate protection in the event of a termination of employment in connection with a change in control or (except as noted below) significant restructuring (each as defined in the Change in Control Agreements) of KACC. In connection with the Severance Plan, the Change in Control Agreements replaced the Enhanced Severance Protection and Change in Control Benefits Program implemented in 2000. The Change in Control Agreements terminate on the second anniversary of a change in control of KACC.
      The Change in Control Agreements provide for severance payments and continuation of benefits in the event of certain terminations of employment. The participants are eligible for severance benefits if their employment terminates or constructively terminates due to a change in control during a period that commences ninety (90) days prior to the change in control and ends on the second anniversary of the change in control. Participants (other than Messrs. Hockema, Houff and Barneson) also are eligible for severance benefits if their employment is terminated due to a significant restructuring outside of the period commencing ninety (90) days prior to a change in control and ending on the second anniversary of such change in control. These benefits are not available if (i) the participant voluntarily resigns or retires, other than for good reason (as defined in the Change in Control Agreements), (ii) the participant is discharged for cause (as defined in the Change in Control Agreements), (iii) the participant’s employment terminates as the result of death or disability, (iv) the participant declines to sign, or subsequently revokes, a designated form of release, (v) the participant receives severance compensation or benefit continuation pursuant to the Kaiser Aluminum & Chemical Corporation Severance Plan or any other prior agreement, or (vi) in the case of benefits payable as a result of a significant restructuring, KACC or its successor offers the participant suitable employment in North America in a substantially similar capacity and at his or her current base pay and short-term incentive, regardless of whether the participant accepts or rejects such offer. In addition, in consideration for the severance payment and continuation of benefits, a participant will be subject to noncompetition, nonsolicitation and confidentiality restrictions following his or her termination of employment with KACC.
      Upon a qualifying termination of employment, each of the Named Executive Officers are entitled to receive the following: (i) three times (for Messrs. Hockema, Houff and Barneson) or two times (for Messrs. Shiba and Maddox) the sum of his base pay and most recent short-term incentive target, (ii) a pro-rated portion of his short-term incentive target for the year of termination, and (iii) a pro-rated portion of his long-term incentive target in effect for the year of his termination, provided that such target was achieved. Each of the Named Executive Officers also are entitled to continued medical, dental, life insurance, disability benefits, and perquisites for a period of three years (for Messrs. Hockema, Houff and Barneson) or two years (for Messrs. Shiba and Maddox) after termination of employment with KACC. Each of the Named

Executive Officers are also entitled to a payment in an amount sufficient, after the payment of taxes, to pay any excise tax due by him under Section 4999 of the Tax Code or any similar state or local tax.
      Severance payments payable under the Change in Control Agreements are in lieu of any severance or other termination payments provided for under any plan of KACC or any other agreement between the Named Executive Officer and KACC.
      Short-Term Incentive Plan. The Company maintains a broad based short-term incentive plan pursuant to which participants, including the Named Executive Officers, may earn cash awards. Awards are determined on a sliding scale based on attainment by the Company of various levels of financial performance calculated using internal measures of controllable continuing operating results. Depending on the level of financial performance, participants may earn up to three times their annual award target. Except as otherwise indicated, the targets under the plan for the Named Executive Officers for each of 2004 and 2005 are as follows: Jack A. Hockema — $500,000; Edward F. Houff — $125,000 (excluding annual guaranteed bonus under Mr. Houff’s employment agreement discussed above); John Barneson — $125,000; Kerry A. Shiba — $90,000 ($95,000 for 2005); and Daniel D. Maddox — $70,000.
      Awards under the plan are paid in the year after they are earned. If a participant’s employment is terminated prior to the end of a plan year as a result of death, disability or retirement, such participant will be entitled to receive a pro rated portion of any award earned through the date of his or her termination of employment. Except as may be provided in a separate agreement with a participant, awards earned under the program are forfeited if a participant is terminated for cause prior to payment, or a participant’s employment is terminated prior to the end of a plan year for any reason other than death, disability or retirement.
      Long-Term Incentive Plan. During 2002, the Company adopted, and the Court approved as part of the Kaiser Aluminum & Chemical Corporation Key Employee Retention Program, a new long-term incentive plan under which key management employees, including the Named Executive Officers, became eligible to receive a cash award based on the attainment by the Company of sustained cost reductions above a stipulated threshold for the period 2002 through the Company’s emergence from bankruptcy. Under the plan, fifteen percent of such cost reductions above the stipulated threshold are placed in a pool to be shared by participants based on their individual target’s percentage of the aggregate target for all participants. A participant’s target percentage may be adjusted upward or downward, within certain limitations, at the discretion of the Company’s Chief Executive Officer. See “Executive Compensation — Long-Term Incentive Plans — Awards for Last Fiscal Year” above for information concerning the target’s for the Named Executive Officers.
      Amounts payable under the plan generally are not determinable until conclusion of the plan. If a participant’s employment is terminated without cause or as a result of death, disability or retirement prior to conclusion of the plan, such participant will be entitled to receive a pro rated portion of any award earned through the date of his or her termination of employment. Awards earned under the program are forfeited if the participant voluntarily terminates his or her employment (other than at normal retirement) or is terminated for cause prior to the scheduled payment date.
      In general, awards payable under the program are payable in two installments — the first on the date that the Company emerges from bankruptcy and the second on the one year anniversary of such date.
      Except as otherwise noted, there are no employment contracts between the Company or any of its subsidiaries and any of the Company’s Named Executive Officers. Similarly, except as otherwise noted, there are not any compensatory plans or arrangements that include payments from the Company or any of its subsidiaries to any of the Company’s Named Executive Officers in the event of any such officer’s resignation, retirement, or any other termination of employment with the Company and its subsidiaries, from a change in control of the Company, or from a change in the Named Executive Officer’s responsibilities following a change in control.
Compensation Committee Interlocks and Insider Participation
      During 2004, Messrs. Cruikshank and Levin (Chairman) and James T. Hackett, who resigned as a director of the Company and KACC as of the end of February 2005, were members of the Company’s

Compensation Policy Committee, and Messrs. Cruikshank and Hackett (Chairman) were members of the Company’s Section 162(m) Compensation Committee.
      No member of the Compensation Policy Committee or the Section 162(m) Compensation Committee of the Board was, during the 2004 fiscal year, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationships requiring disclosure by the Company under Item 404 of Regulation S-K.
      During the Company’s 2004 fiscal year, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Policy Committee or Section 162(m) Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on either of such committees, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of the Company
      The following table sets forth, as of March 28, 2005, unless otherwise indicated, the beneficial ownership of the Company’s Common Stock by (i) those persons known by the Company to own beneficially more than 5% of the shares of the Company’s Common Stock then outstanding, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company and KACC as a group. The Debtors currently believe that it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration as part of a plan of reorganization. See Item 1. “Business — Reorganization Proceedings”, which is incorporated herein by reference, for a discussion of the principle elements that the Company anticipates will be reflected in the disclosure statement and plan of reorganization for the Company, KACC and other Debtors necessary to ongoing operations, as such elements pertain to the issuance of equity in the emerging entity.

Name of Beneficial Owner	Title of Class	# of Shares(1)		% of Class

MAXXAM Inc.	Common Stock	50,000,000	(2)	62.8
John Barneson	Common Stock	10,700		*
Robert J. Cruikshank	Common Stock	15,009	(3)	*
George T. Haymaker, Jr.	Common Stock	9,685	(3)	*
Jack A. Hockema	Common Stock	393,621	(3)	*
Edward F. Houff	Common Stock	222,772	(3)	*
Charles E. Hurwitz	Common Stock	-0-	(4)	*
Ezra G. Levin	Common Stock	13,009	(3)	*
Daniel D. Maddox	Common Stock	40,144	(3)	*
John D. Roach	Common Stock	-0-		*
Kerry A. Shiba	Common Stock	-0-		*
All directors and executive officers of the Company as a group (13 persons)	Common Stock	733,922	(5)	*

*	Less than 1%.

(1)	Unless otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares listed in the table. Also includes options exercisable within 60 days of March 28, 2005 to acquire such shares.

(2)	Includes 27,938,250 shares beneficially owned by MGHI. The address of MAXXAM is 1330 Post Oak Blvd., Suite 2000, Houston, Texas 77056.

(3)	Includes options exercisable within 60 days of March 28, 2005 to acquire shares of the Company’s Common Stock as follows: Mr. Cruikshank — 13,009; Mr. Haymaker — 7,143; Mr. Hockema — 375,770; Mr. Houff — 222,772; Mr. Levin — 13,009; and Mr. Maddox — 35,715.

(4)	Excludes shares owned by MAXXAM. Mr. Hurwitz may be deemed to hold beneficial ownership in the Company as a result of his beneficial ownership in MAXXAM.

(5)	Includes options exercisable within 60 days of March 28, 2005, to acquire 690,633 shares of the Company’s Common Stock.
Ownership of MAXXAM
      As of March 28, 2005, MAXXAM owned, directly and indirectly, approximately 62.8% of the issued and outstanding Common Stock of the Company. The following table sets forth, as of March 28, 2005, unless otherwise indicated, the beneficial ownership, if any, of the common stock and Class A $.05 Non-Cumulative Participating Convertible Preferred Stock (“MAXXAM Preferred Stock”) of MAXXAM by the directors of the Company, the Named Executive Officers, and the directors and the executive officers of the Company and KACC as a group:

				% of	% of Combined
Name of Beneficial Owner	Title of Class	# of Shares(1)		Class	Voting Power(2)

Charles E. Hurwitz	Common Stock	3,233,700	(3)(4)	50.9	76.8
	Preferred Stock	707,441	(4)(5)	99.2
Robert J. Cruikshank	Common Stock	4,900	(6)	*	*
Ezra G. Levin	Common Stock	4,900	(6)	*	*
All directors and executive officers as a group (13 persons)	Common Stock	3,243,500	(3)(4)(7)	51.0
	Preferred Stock	707,441	(4)(5)	99.2	76.5

*	Less than 1%

(1)	Unless otherwise indicated, beneficial owners have sole voting and investment power with respect to the shares listed in the table. Includes the number of shares such persons would have received on March 28, 2005, if any, for their exercisable SARs (excluding SARs payable in cash only) exercisable within 60 days of such date if such rights had been paid solely in shares of MAXXAM common stock.

(2)	MAXXAM Preferred Stock is generally entitled to ten votes per share on matters presented to a vote of MAXXAM’s stockholders.

(3)	Includes 2,404,314 shares of MAXXAM common stock owned by Gilda Investments, LLC (“Gilda”), a wholly owned subsidiary of Giddeon Holdings, as to which Mr. Hurwitz indirectly possesses voting and investment power. Mr. Hurwitz serves as the sole director of Giddeon Holdings, and together with members of his immediate family and trusts for the benefit thereof, owns all of the voting shares of Giddeon Holdings. Also includes (a) 46,276 shares of MAXXAM common stock held by the Charles E. Hurwitz 2004 Grantor Retained Annuity Trust; (b) 46,277 shares of MAXXAM common stock held by the Barbara Hurwitz 2004 Grantor Retained Annuity Trust, as to which Mr. Hurwitz disclaims beneficial ownership; (c) 46,500 shares of MAXXAM common stock owned by the Hurwitz Investment Partnership L.P., a limited partnership in which Mr. Hurwitz and his spouse each have a 4.32% general partnership interest, 2,008.8 of which shares were separately owned by Mr. Hurwitz’s spouse prior to their transfer to such limited partnership and as to which Mr. Hurwitz disclaims beneficial ownership, (d) 256,808 shares of MAXXAM common stock held directly by Mr. Hurwitz, (e) 60,000 shares of MAXXAM common stock owned by Giddeon Portfolio, LLC, which is owned 79% by Gilda and 21% by Mr. Hurwitz, and of which Gilda is the managing member (“Giddeon Portfolio”), (f) options to purchase 21,029 shares of MAXXAM common stock held by Gilda, and (g) options held by Mr. Hurwitz to purchase 352,496 shares of MAXXAM common stock exercisable within 60 days of March 28, 2004.

(4)	Gilda, Giddeon Holdings, Giddeon Portfolio, the Hurwitz Investment Partnership L.P., and Mr. Hurwitz may be deemed a “group” (the “Stockholder Group”) within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended. As of March 28, 2004, in the aggregate, the members of the Stockholder Group owned 3,233,700 shares of MAXXAM common stock and 707,441 shares of MAXXAM Preferred Stock, aggregating approximately 76.5% of the total voting power of MAXXAM. By reason of his relationship with the members of the Stockholder Group, Mr. Hurwitz may be deemed to possess shared voting and investment power with respect to the shares held by the Stockholder Group. The address of Gilda is 1330 Post Oak Blvd., Suite 2000, Houston, Texas 77056. The address of the Stockholder Group is Giddeon Holdings, Inc., 1330 Post Oak Blvd., Suite 2000, Houston, Texas 77056.

(5)	Includes options exercisable by Mr. Hurwitz within 60 days of March 28, 2005, to acquire 45,000 shares of MAXXAM Preferred Stock.

(6)	Includes options exercisable within 60 days of March 28, 2005, to acquire shares of MAXXAM common stock as follows: Mr. Cruikshank — 3,900; and Mr. Levin — 3,900.

(7)	Includes options exercisable within 60 days of March 28, 2005, to acquire 8300 shares of MAXXAM common stock, held by directors and executive officers not in the Stockholder Group.
Equity Compensation Plan Information
      The Debtors currently believe that it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration as part of a plan of reorganization. However, the following table summarizes the Company’s and KACC’s equity compensation plans as of December 31, 2004:

Number of securities
remaining available for future
	Number of securities to be			issuance under equity
	issued upon exercise of		Weighted-average exercise	compensation plans
	outstanding options,		price of outstanding options,	(excluding securities reflected
	warrants and rights		warrants and rights	in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	810,040	(1)	$3.14	4,536,855	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	810,040		$3.14	4,536,855

(1)	Represents shares of the Company’s Common Stock underlying outstanding stock options.

(2)	Shares are issuable under the 1997 Omnibus Plan. Stock-based awards made under the 1997 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock, performance shares or performance units. Of the shares available for future issuance under the 1997 Omnibus Plan, 1,698,951 may be made in the form of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      For the years ended December 31, 2004 and 2003, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates.

      Audit and audit-related fees aggregated $1,973,921 and $1,691,971 for the years ended December 31, 2004 and 2003, respectively, and were composed of the following:
Audit Fees
      The aggregate fees billed for audit services for the fiscal years ended December 31, 2004 and 2003 were $1,709,907 and $1,499,632, respectively. These fees relate to the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and certain statutory foreign audits.
Audit-Related Fees
      The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2004 and 2003 were $264,014 and $192,339, respectively. These fees relate to Sarbanes-Oxley Act of 2002, Section 404 advisory services, audits of stand-alone financial statements related to a disposition, and audits of certain employee benefit plans for the fiscal year ended December 31, 2004 and 2003.
Tax Fees
      The aggregate fees billed for tax services for the fiscal years ended December 31, 2004 and 2003 were $440,400 and $197,538, respectively. These fees relate to tax compliance, tax advice and tax planning services for the fiscal years ended December 31, 2004 and 2003.
All Other Fees
      There were no fees billed for professional services other than audit fees, audit-related fees and tax service fees for the fiscal year ended December 31, 2004 and 2003.
      All fees for 2003 and 2004 tax and audit-related matters requiring pre-approval by the Audit Committee received such pre-approval.
Audit Committee Pre-Approved Policies and Procedures
      The Audit Committee of the Company’s Board of Directors has adopted policies and procedures in respect of services performed by the independent auditor which are to be pre-approved. The policy requires that each fiscal year, a description of the services — by major category of type of service — that are expected to be performed by the independent auditor in the following fiscal year (the “Services List”) be presented to the Audit Committee for approval.
      In considering the nature of the services to be provided by the independent auditor, the Audit Committee will determine whether such services are compatible with the provision of independent audit services. The Audit Committee will discuss any such services with the independent auditor and Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the rules of the American Institute of Certified Public Accountants.
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

3. Such services were not recognized at the time of the engagement to be non-audit services; and

4. Such services are brought to the attention of the Audit Committee or its designee at the next regularly scheduled meeting.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Page

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	43
	Consolidated Balance Sheets	44
	Statements of Consolidated Income (Loss)	45
	Statements of Consolidated Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)	46
	Statements of Consolidated Cash Flows	47
	Notes to Consolidated Financial Statements	48
	Quarterly Financial Data (Unaudited)	99
	Five-Year Financial Data	100
2.	Financial Statement Schedules
	Report of Independent Registered Public Accounting Firm	120
	Schedule I — Condensed Balance Sheets — Parent Company, Condensed Statements of Income — Parent Company, Condensed Statements of Cash Flows — Parent Company, and Notes to Condensed Financial Statements — Parent Company	121
      All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.
3.     Exhibits
      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 132), which index is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Kaiser Aluminum Corporation:
      We have audited the consolidated financial statements of Kaiser Aluminum Corporation (Debtor-in-Possession) and subsidiaries as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 31, 2005 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to (i) emphasis of a matter concerning the Company’s bankruptcy proceedings, and (ii) substantial doubt about the Company’s ability to continue as a going concern); such consolidated financial statements and report are included elsewhere in this 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Houston, Texas
March 31, 2005

SCHEDULE I
CONDENSED BALANCE SHEET — PARENT COMPANY

	December 31,

	2004	2003

	(In millions of dollars,
	except share amounts)
ASSETS
Investment in KACC	$(192.5)	$453.0

Total	$(192.5)	$453.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$—	$—
Intercompany note payable to KACC, including accrued interest (Note 3)	2,191.7	2,191.7
Stockholders’ equity (deficit):
Common stock, par value $.01, authorized 125,000,000 shares; issued and outstanding 79,680,645 and 80,010,214 shares	.8	.8
Additional capital	538.0	539.1
Accumulated deficit	(2,918.0)	(2,170.7)
Accumulated other comprehensive income (loss)	(5.5)	(107.9)

Total stockholders’ equity	(2,384.2)	(1,738.7)

Total	$(192.5)	$453.0

The accompanying notes to condensed financial statements are an integral part of these statements.

SCHEDULE I
CONDENSED STATEMENTS OF INCOME (LOSS) — PARENT COMPANY

	December 31,

	2004	2003	2002

	(In millions of dollars)
Equity in loss of KACC	$(746.6)	$(788.1)	$(452.1)
Administrative and general expense	(.2)	(.2)	(.1)
Interest expense on intercompany note (excluding unrecorded contractual interest expense of $153.6, $153.6 and $127.6 respectively — Note 3)	—	—	(16.5)

Net loss	$(746.8)	$(788.3)	$(468.7)

The accompanying notes to condensed financial statements are an integral part of these statements.

SCHEDULE I
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY

	December 31,

	2004	2003	2002

	(In millions of dollars)
Cash flows from operating activities:
Net loss	$(746.8)	$(788.3)	$(468.7)
Adjustments to reconcile net income to net cash used for operating activities:
Equity in loss of KACC	746.6	788.1	452.1
Accrued interest on intercompany note payable to KACC	—	—	16.5

Net cash used by operating activities	(.2)	(.2)	(.1)

Cash flows from investing activities:
Investment in KACC	—	—	—

Net cash used by investing activities	—	—	—

Cash flows from financing activities:
Operating cost advances from KACC	.2	.2	.1

Net cash provided by financing activities	.2	.2	.1

Net (decrease) increase in cash and cash equivalents during the year	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes to condensed financial statements are an integral part of these statements.

SCHEDULE I
NOTES TO CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY

1.	Reorganization Proceedings
      Background. Kaiser Aluminum Corporation (“Kaiser”, “KAC” or the “Company”), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”); the Company, KACC and 15 of KACC’s subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional KACC subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. The Original Debtors and Additional Debtors are collectively referred to herein as the “Debtors” and the Chapter 11 proceedings of these entities are collectively referred to herein as the “Cases.” For purposes of this Report, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of KACC’s non-U.S. joint ventures are included in the Cases. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court.
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
      The Original Debtors found it necessary to file the Cases primarily because of liquidity and cash flow problems of the Company and its subsidiaries that arose in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flows, resulting in lower credit ratings and an inability to access the capital markets.
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
      The outstanding principal of, and accrued interest on, all debt of the Debtors became immediately due and payable upon commencement of the Cases. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Debtors’ Cases, the Court, upon motion by the Debtors, authorized the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations and to continue using the Company’s existing cash management systems. The Debtors also have the right to assume or reject executory contracts existing prior to the Filing

SCHEDULE I
NOTES TO CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY — (Continued)
Date, subject to Court approval and certain other limitations. In this context, “assumption” means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and “rejection” means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a pre-Filing Date executory contract is treated as a general unsecured claim in the Cases.
      Case Administration. Generally, pre-Filing Date claims, including certain contingent or unliquidated claims, against the Debtors will fall into two categories: secured and unsecured. Under the Code, a creditor’s claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The bar dates (established by the Court) by which holders of pre-Filing Date claims against the Debtors (other than asbestos-related personal injury claims) could file their claims have passed. Any holder of a claim that was required to file such claim by such bar date and did not do so may be barred from asserting such claim against any of the Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. The Company has not yet completed its analysis of all of the proofs of claim to determine their validity. However, during the course of the Cases, certain matters in respect of the claims have been resolved. Material provisions in respect of claim settlements are included in the accompanying financial statements and are fully disclosed elsewhere herein. The bar dates do not apply to asbestos-related personal injury claims, for which no bar date has been set.
      Two creditors’ committees, one representing the unsecured creditors (the “UCC”) and the other representing the asbestos claimants (the “ACC”), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”) with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the Court-appointed legal representatives for (a) potential future asbestos claimants (the “Asbestos Futures’ Representative”) and (b) potential future silica and coal tar pitch volatile claimants (the “Silica/ CTPV Futures’ Representative” and, collectively with the Asbestos Futures” Representative, the “Futures’ Representatives”), have played and will continue to play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures’ Representatives, including those of their counsel and other advisors.
      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors. Most recently, the Court approved an extension of exclusivity as to all Debtors (other than AJI, KJC, KAAC and KFC) to June 30, 2005. Exclusivity for AJI, KJC, KAAC and KFC was most recently extended to April 30, 2005. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.
      Commodity-related and Inactive Subsidiaries. As previously disclosed, the Company expects that by April 2005 it will have sold all of its commodity-related interests other than its interests in Anglesey. It is anticipated that, as more fully discussed below, the proceeds from the sale of these interests will be distributed primarily to the affected subsidiaries’ creditors pursuant to certain liquidating plans and other agreements. The primary subsidiaries affected by this strategy are AJI, KJC, KAAC, KFC and KBC.

SCHEDULE I
NOTES TO CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY — (Continued)
      During November 2004, four of KACC’s commodity-related subsidiaries (AJI, KJC, KAAC and KFC, collectively, the “Liquidating Subsidiaries”) filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with all amendments filed thereto, are separately referred to as the “AJI/KJC Plan” and the “KAAC/KFC Plan” and collectively as the “Liquidating Plans”). Under the Liquidating Plans, the assets of those entities, consisting primarily of the net cash proceeds received (or to be received) by them in connection with the sales of their commodities interests, will be transferred to liquidating trusts, whereupon the Liquidating Subsidiaries will be dissolved. The liquidating trusts will then make distributions to the creditors of the Liquidating Subsidiaries in accordance with the Liquidating Plans. As indicated in the Liquidating Plans, it is currently anticipated that the Liquidating Subsidiaries will have an aggregate of approximately $673.8 of cash available for distribution to creditors when the Liquidating Plans become effective. The Liquidating Plans outline the specific treatment of creditors and their estimated recoveries in respect of the Liquidating Subsidiaries under several possible scenarios. The Liquidating Plans indicate that, after payment of priority claims, trust expenses (initial reserves for which are expected to be established in the range of $37.0 to $46.0), and payments to KACC under the Intercompany Settlement Agreement (“Intercompany Agreement”) (see discussion below) the Liquidating Subsidiaries anticipate ultimately distributing available cash to the following claimholders in the following amounts:

KACC’s Senior Notes and Senior Subordinated Notes	$390.7 to $421.8
PBGC	$187.6 to $198.5
State of Louisiana Solid Waste Revenue Bonds	$ 0.0 to $ 8.0
      Under the Liquidating Plans as filed with the Court, $16.0 of payments are to be made for the benefit of holders of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) if, and only if, the holders of both (a) KACC’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) and (b) the Sub Notes, approve the plans. If either the holders of the Senior Notes or the Sub Notes fail to accept the Liquidating Plans, the Court will determine distributions to such holders. Holders of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”) are not allowed a vote on the Liquidating Plans but will receive up to $8.0 only if the Liquidating Plans are accepted by the Senior Notes and, unless the holders of the Senior Notes agree, all holders of Senior Notes receive the identical treatment under the Liquidating Plans. If the Liquidating Plans are not accepted by the holders of the Senior Notes then, pursuant to the Liquidating Plans, the Court will determine the distributions to the Revenue Bonds. Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes.
      As previously disclosed, a group of holders of the Sub Notes (the “Sub Note Group”) has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinate to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both Sub Notes and KACC’s 9 7/8% Senior Notes has made a similar assertion, but at the same time, maintains that a portion of KACC’s 9 7/8% Senior Notes holders’ claims against the subsidiary guarantors are contractually senior to the Sub Notes holders’ claims against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries. If both the holders of the Senior Notes and the holders of the Sub Notes do not approve the Liquidating Plans, then the Court will determine the appropriate allocation to these groups under the Liquidating Plans. While the Company cannot currently predict how the Court might rule in such an instance, based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and KACC’s 9 7/8% Senior Notes, if the Court were to rule in favor of the Sub Notes, the Company estimates that it is possible that the holders of the Sub Notes could receive between approximately $67.0 and

SCHEDULE I
NOTES TO CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY — (Continued)
approximately $215.0 depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of both the Senior Notes and the Sub Notes do not approve the Liquidating Plans and the Court were to rule in favor of the Senior Notes, then it is possible that the holders of the Sub Notes would receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the subsidiary guarantors (including the Liquidating Subsidiaries). The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group, when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.
      The Court approved the disclosure statements related to the Liquidating Plans in February 2005 and the Liquidating Subsidiaries are now seeking confirmation of the Liquidating Plans at a confirmation hearing scheduled to be held in April 2005. However, there can be no assurance as to whether or when the Liquidating Plans will be confirmed by the Court or ultimately consummated or, if confirmed and consummated as to the amount of distributions to be made to individual creditors of the Liquidating Subsidiaries or KACC. The foregoing disclosure is not intended to be, nor should it be construed to be, a solicitation for a vote on the Liquidating Plans. The Liquidating Plans relate exclusively to AJI, KJC, KAAC and KFC and will have no impact on the normal, ongoing operations of the Company’s Fabricated products business unit or other continuing operations.
      The above amounts are net of payments that are to be made by AJI, KJC and KAAC to KACC in respect of pre-petition and post-Filing Date intercompany claims pursuant to the Intercompany Agreement that was approved by the Court in February 2005. The Intercompany Agreement also resolves substantially all other pre-and post-petition intercompany claims between the Debtors. The Intercompany Agreement provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alpart and QAL to KACC of at least $90.0 in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for (1) any net cash flows funded by or collected by KACC related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be approximately $21.0 collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $15.0 range collected by the Company through December 31, 2004); and (c) third party costs and certain limited overhead of KACC’s activities related to the sale of AJI’s, KJC’s and KAAC’s respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to KACC’s sale of its interests in Alpart. As provided under the Intercompany Agreement, KACC was reimbursed for approximately $14.5 of payments made in the third quarter of 2004 to retire Alpart-related debt and $28.0 in November 2004 as a partial payment of Alpart-related sales proceeds. The Intercompany Agreement calls for the remaining payments to be made in specific increments to KACC at the earlier of the time of the closing of the sale of the Company’s interests in QAL and upon the effective dates of the Liquidating Plans.
      As the proceeds from the Gramercy/ KJBC sale were nominal, it is anticipated that KBC will be dealt with either separately or in concert with the KACC plan of reorganization as more fully discussed below. Sixteen of the Debtors (including KAC) have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which are to be resolved pursuant to the Intercompany Agreement). The Company believes that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.
      Entities Containing the Fabricated Products and Certain Other Operations. Claims of creditors, other than claims paid by the Liquidating Subsidiaries under the Liquidating Plans, will have to be satisfied by the assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their

SCHEDULE I
NOTES TO CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY — (Continued)
working capital, the interests in and related to Anglesey Aluminium Limited (“Anglesey”) and proceeds to be received under the Intercompany Agreement.
      The Debtors anticipate that substantially all remaining liabilities of the Debtors as of their Filing Date will be settled under a single joint plan of reorganization to be proposed and voted on in accordance with the provisions of the Code. In working toward a plan of reorganization, as more fully discussed below, the remaining Debtors have reached individual agreements with most of the significant creditor constituents in the Cases including the Committees, the Futures’ Representatives, the PBGC, and the appropriate union representatives. However, the ultimate treatment of individual groups of creditors in any such plan of reorganization cannot be determined definitively at this time as such treatment (and the specific recoveries of individual creditors) is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key creditor constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law. Further, while the Debtors intend to file and seek confirmation of a plan, there can be no assurance as to when the Debtors will file such a plan or as to whether any such plan will be confirmed by the Court and consummated.
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
      Based on the previously disclosed agreements and understandings reached with key creditor constituents, the Company anticipates that the disclosure statement and plan of reorganization for the Company, KACC and other Debtors necessary to ongoing operations will reflect the following principle elements:

(a) All post-petition and secured claims are expected to either be assumed by the emerging entity or paid at emergence (see Exit Cost discussion below);

(b) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in return for cancellation of the retiree medical plan, as more fully discussed in Note 9, the Company is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and then has agreed to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are to receive a contribution of 75% of the residual value of the remaining Debtors in the form of newly issued equity in the emerging entity. Residual value in this context means KACC’S remaining value after taking into account: (i) the contributions to the personal injury trust described below; (ii) the satisfaction of administrative, priority and secured claims as per (a) above; (iii) an equity incentive plan; and (iv) the satisfaction of the PBGC’S claim against KACOCL;

(c) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real

SCHEDULE I
NOTES TO CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY — (Continued)

property that produces modest rental income, and (iv) a portion of the emerging entity’s equity in proportion to approximately $830.0 of intercompany claims of KFC against KACC that are to be assigned to the trust (which will be satisfied out of the 25% of equity referred to in (d) below); and

(d) Other pre-petition claims will receive 25% of the residual value of the remaining Debtors in the form of equity in the emerging entity. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC that are not satisfied under the Liquidating Plans, (ii) the approximate $830.0 of intercompany claims that the Company has agreed to assign to the personal injury trust(s) referred to in (c) above, and (iii) all unsecured trade and other claims. Included in this category are approximately $276.0 of intercompany claims of KFC against KACC that will be a part of the consideration in the Liquidating Trusts.
      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 to $80.0. KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 7 of Notes to Kaiser’s Consolidated Financial Statements). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.
      The Company believes that it is not likely that it will emerge from the Cases until sometime in the second half of 2005. However, the Company’s ability to do so and to ultimately emerge from the Cases is subject to a number of factors, including, among others, inherent market-related risks, Court approval for various matters and the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be filed or confirmed.

2.	Basis of Presentation
      The Company is a holding company and conducts its operations through its wholly owned subsidiary, KACC, which is reported herein using the equity method of accounting. The accompanying parent company condensed financial statements of the Company should be read in conjunction with Kaiser’s 2004 Consolidated Financial Statements.
      The accompanying parent company condensed financial statements have been prepared on a “going concern” basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the condensed financial statements do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liability, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c) the effect of any changes which may be made in connection with the Debtors’ capitalizations or operations as a result of a plan of reorganization. Because of the ongoing nature of the Cases, the parent company condensed financial statements are subject to material uncertainties.

SCHEDULE I
NOTES TO CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY — (Continued)

3.	Intercompany Note Payable
      The Intercompany Note to KACC, as amended, provides for a fixed interest rate of 6 5/8% and matures on December 21, 2020. However, since the Intercompany Note is unsecured, the accrual of interest was discontinued as of the Filing Date. The payment of the Intercompany Note and accrued interest, which are liabilities subject to compromise, will be resolved in connection with the Cases. Under the Intercompany Agreement, the amounts outstanding under the Intercompany Note will be forgiven in 2005.

4.	Restricted Net Assets
      The obligations of KACC in respect of the credit facilities under the DIP Facility are guaranteed by the Company and certain significant subsidiaries of KACC. See Note 7 of Notes to Kaiser’s Consolidated Financial Statements.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
Date: March 31, 2005	By /s/ Jack A. Hockema Jack A. Hockema President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005	/s/ Jack A. Hockema Jack A. Hockema President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2005	/s/ Kerry A. Shiba Kerry A. Shiba Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 31, 2005	/s/ Daniel D. Maddox Daniel D. Maddox Vice President and Controller (Principal Accounting Officer)

Date: March 31, 2005	/s/ George T. Haymaker, Jr. George T. Haymaker, Jr. Chairman of the Board and Director

Date: March 31, 2005	/s/ Robert J. Cruikshank Robert J. Cruikshank Director

Date: March 31, 2005	/s/ Charles E. Hurwitz Charles E. Hurwitz Director

Date: March 31, 2005	/s/ Ezra G. Levin Ezra G. Levin Director

Date: March 31, 2005	/s/ John D. Roach John D. Roach Director

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Purchase Agreement, dated as of June 8, 2004, among Kaiser Aluminum & Chemical Corporation (“KACC”), Kaiser Aluminium International, Inc., Kaiser Bauxite Company (“KBC”), Kaiser Jamaica Corporation and Alpart Jamaica Inc. and Quality Incorporations I Limited (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K, dated as of July 1, 2004, filed by Kaiser Aluminum Corporation (“KAC”), File No. 1-9447).
2.2	Purchase Agreement, dated as of May 17, 2004, among KACC, KBC, Gramercy Alumina LLC and St. Ann Bauxite Limited (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K, dated as of October 1, 2004, filed by KAC, File No. 1-9447).
2.3	Purchase Agreement, dated as of October 29, 2004, between KACC, and the Government of Ghana (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K, dated as of October 29, 2004, filed by KAC, File No. 1-9447).
2.4	Purchase Agreement, dated as of September 22, 2004, between KACC, Kaiser Alumina Australia Corporation (“KAAC”) and Comalco Aluminium Limited (incorporated by reference to Exhibit 2.3 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
2.5	Agreement to Submit Qualified Bid for QAL, dated as of September 22, 2004, between KACC, KAAC and Glencore AG (incorporated by reference to Exhibit 2.4 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
2.6	Purchase Agreement, dated as of October 28, 2004, among KACC, KAAC and Alumina & Bauxite Company Ltd. (incorporated by reference to Exhibit 2.5 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
3.1	Restated Certificate of Incorporation of KAC, dated February 18, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).
3.2	Certificate of Retirement of KAC, dated October 24, 1995 (incorporated by reference to Exhibit 3.2 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).
3.3	Certificate of Retirement of KAC, dated February 12, 1998 (incorporated by reference to Exhibit 3.3 to the Report on Form 10-K for the period ended December 31, 1997, filed by KAC, File No. 1-9447).
3.4	Certificate of Elimination of KAC, dated July 1, 1998 (incorporated by reference to Exhibit 3.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1999, filed by KAC, File No. 1-9447).
3.5	Certificate of Amendment of the Restated Certificate of Incorporation of KAC, dated January 10, 2000 (incorporated by reference to Exhibit 3.5 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).
3.6	Amended and Restated By-Laws of KAC, dated October 1, 1997 (incorporated by reference to Exhibit 3.3 to the Report on Form 10-Q for the quarterly period ended September 30, 1997, filed by KAC, File No. 1-9447).
4.1	Indenture, dated as of February 1, 1993, among KACC, as Issuer, KAAC, Alpart Jamaica Inc., and Kaiser Jamaica Corporation, as Subsidiary Guarantors, and The First National Bank of Boston, as Trustee, regarding KACC’s 12 3/4% Senior Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 to the Report on Form 10-K for the period ended December 31, 1992, filed by KACC, File No. 1-3605).
4.2	First Supplemental Indenture, dated as of May 1, 1993, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

Exhibit
Number	Description

4.3	Second Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).
4.4	Third Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).
4.5	Fourth Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of February 1, 1993, (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by KAC, File No. 1-9447).
4.6	Indenture, dated as of February 17, 1994, among KACC, as Issuer, KAAC, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC’s 9 7/8% Senior Notes Due 2002 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).
4.7	First Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.5 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).
4.8	Second Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).
4.9	Third Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by KAC, File No. 1-9447).
4.10	Indenture, dated as of October 23, 1996, among KACC, as Issuer, KAAC, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC and Kaiser Texas Sierra Micromills, LLC, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC’s 10 7/8% Series B Senior Notes Due 2006 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KAC, File No. 1-9447).
4.11	First Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of October 23, 1996 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).
4.12	Second Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of October 23, 1996 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by KAC, File No. 1-9447).
4.13	Indenture, dated as of December 23, 1996, among KACC, as Issuer, KAAC, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, and Kaiser Texas Sierra Micromills, LLC, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC’s 10 7/8% Series D Senior Notes due 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, dated January 2, 1997, filed by KACC, Registration No. 333-19143).
4.14	First Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of December 23, 1996 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).
4.15	Second Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of December 23, 1996 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by KAC, File No. 1-9447).

Exhibit
Number	Description

4.16	Post-Petition Credit Agreement, dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.44 to the Report on Form 10-K for the period ended December 31, 2001, filed by KAC, File No. 1-9447).
4.17	First Amendment to Post-Petition Credit Agreement and Post-Petition Pledge and Security Agreement and Consent of Guarantors, dated as of March 21, 2002, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent, and amending a Post-Petition Pledge and Security Agreement dated as of February 12, 2002, among KACC, KAC, certain subsidiaries of KAC and KACC, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.45 to the Report on Form 10-K for the period ended December 31, 2001, filed by KAC, File No. 1-9447).
4.18	Second Amendment to Post-Petition Credit Agreement and Consent of Guarantors, dated as of March 21, 2002, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.46 to the Report on Form 10-K for the period ended December 31, 2001, filed by KAC, File No. 1-9447).
4.19	Third Amendment to Post-Petition Credit Agreement, Second Amendment to Post-Petition Pledge and Security Agreement and Consent of Guarantors, dated as of December 19, 2002, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.19 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
4.20	Fourth Amendment to Post-Petition Credit Agreement and Consent of Guarantors, dated as of March 17, 2003, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.20 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
4.21	Waiver and Consent with Respect to Post-Petition Credit Agreement, dated October 9, 2002, among KAC, KACC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.21 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
4.22	Second Waiver and Consent with respect to Post-Petition Credit Agreement, dated January 13, 2003, among KACC, KAC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
4.23	Waiver Letter with Respect to Post-Petition Credit Agreement, dated March 24, 2003, among KACC, KAC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended March 31, 2003, filed by KAC, File No. 1-9447).
4.24	Extension and Modification of Waiver Letter with Respect to Post-Petition Credit Agreement, dated May 5, 2003, among KACC, KAC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended June 30, 2003, filed by KAC, File No. 1-9447).
4.25	Fifth Amendment to Post-Petition Credit Agreement, dated June 6, 2003, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.2 to Report on Form 10-Q for the quarterly period ended June 30, 2003, filed by KAC, File No. 1-9447).

Exhibit
Number	Description

4.26	Sixth Amendment to Post-Petition Credit Agreement, dated August 1, 2003, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 2003, filed by KAC, File No. 1-9447).
4.27	Waiver Letter with Respect to Post-Petition Credit Agreement dated March 29, 2004, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended March 31, 2004, filed by KAC, File No. 1-9447).
4.28	Waiver Letter with Respect to Post-Petition Credit Agreement dated May 21, 2004, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended June 30, 2004, filed by KAC, File No. 1-9447).
4.29	Waiver Letter with Respect to Post-Petition Credit Agreement dated September 29, 2004, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.2 to Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
4.30	Seventh Amendment to Post-Petition Credit Agreement dated October 28, 2004, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
4.31	Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement Among KAC, KACC and certain of their subsidiaries, as Borrowers, and certain Subsidiaries of KAC and KACC, as Guarantors, and certain financial institutions and JP Morgan Chase Bank, National Association, as Administrative Agent, dated as of February 11, 2005 (incorporated by reference to Exhibit 99.1 to Report on Form 8-K, dated as of February 11, 2005, filed by KAC, File No. 1-9447).
4.32	Intercompany Note dated as of December 21, 1989, between KAC and KACC (incorporated by reference to Exhibit 10.10 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM Inc. (“MAXXAM”), File No. 1-3924).
4.33	Confirmation of Amendment of Non-Negotiable Intercompany Note, dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM, File No. 1-3924).
4.34	Amendment to Non-Negotiable Intercompany Note, dated as of December 11, 2000, between KAC and KACC (incorporated by reference to Exhibit 4.41 to the Report on Form 10-K for the period ended December 31, 2000, filed by KAC, File No. 1-9447).
4.35	Senior Subordinated Intercompany Note between KAC and KACC dated February 15, 1994 (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).
4.36	Senior Subordinated Intercompany Note between KAC and KACC dated March 17, 1994 (incorporated by reference to Exhibit 4.23 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).
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
10.1	Form of indemnification agreement with officers and directors (incorporated by reference to Exhibit (10)(b) to the Registration Statement of KAC on Form S-4, File No. 33-12836).

Exhibit
Number		Description

10.2		Tax Allocation Agreement, dated as of June 30, 1993, between KACC and KAC (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).
Executive Compensation Plans and Arrangements
[Exhibits 10.3 - 10.21, inclusive]
10.3		Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement, dated April 29, 1997, filed by KAC, File No. 1-9447).
10.4		Non-Executive Chairman of the Boards Agreement, dated November 4, 2002, among KAC, KACC and George T. Haymaker, Jr. (incorporated by reference to Exhibit 10.12 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
*10	.5	Non-Executive Chairman of the Boards Agreement, dated January 7, 2005, among KAC, KACC and George T. Haymaker, Jr.
10.6		Amended Employment Agreement, dated October 1, 2004, between KACC and Edward F. Houff (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the period ended September 30, 2004, filed by KAC, File No. 1-9447).
10.7		Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to Jack A. Hockema (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30, 2000, filed by KAC, File No. 1-9447).
10.8		Form of Deferred Fee Agreement between KAC, KACC, and directors of KAC and KACC (incorporated by reference to Exhibit 10 to the Report on Form 10-Q for the quarterly period ended March 31, 1998, filed by KAC, File No. 1-9447).
10.9		Form of Non-Employee Director Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by KAC, File No. 1-9447).
10.10		Form of Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by KAC, File No. 1-9447)
10.11		Form of Restricted Stock Agreement for restricted shares issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by KAC, File No. 1-9447).
10.12		The Kaiser Aluminum & Chemical Corporation Retention Plan, dated January 15, 2002 (the “January 2002 Retention Plan”) (incorporated by reference to Exhibit 10.35 to the Report on Form 10-K for the period ended December 31, 2001, filed by KAC, File No. 1-9447).
10.13		The Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan (effective September 3, 2002) (incorporated by reference to Exhibit 10.26 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
10.14		Form of Retention Agreement for the Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan (effective September 3, 2002) for John Barneson, Jack A. Hockema and Edward F. Houff (incorporated by reference to Exhibit 10.27 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
10.15		Form of Retention Agreement for the Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan (effective September 3, 2002) for Certain Executive Officers including Kerry A. Shiba and Daniel D. Maddox (incorporated by reference to Exhibit 10.29 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
10.16		Kaiser Aluminum & Chemical Corporation Severance Plan (effective September 3, 2002) (incorporated by reference to Exhibit 10.30 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

Exhibit
Number		Description

10.17		Form of Severance Agreement for the Kaiser Aluminum & Chemical Corporation Severance Plan (effective September 3, 2002) for John Barneson, Jack A. Hockema, Edward F. Houff, Kerry A. Shiba and Daniel D. Maddox and Certain Other Executive Officers (incorporated by reference to Exhibit 10.31 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
10.18		Form of Kaiser Aluminum & Chemical Corporation Change in Control Severance Agreement for John Barneson, Jack A. Hockema and Edward F. Houff (incorporated by reference to Exhibit 10.32 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
10.19		Form of Kaiser Aluminum & Chemical Corporation Change in Control Severance Agreement for Kerry A. Shiba and Daniel D. Maddox and Certain Other Executive Officers (incorporated by reference to Exhibit 10.33 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).
*10	.20	Description of KACC Short-Term Incentive Plan.
*10	.21	Description of KACC Long-Term Incentive Plan.
10.22		Settlement and Release Agreement dated October 5, 2004 by and among the Debtors and the Creditors’ Committee (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the period ended September 30, 2004, filed by KAC, File No. 1-9447).
*10	.23	Amendment, dated as of January 27, 2005, to Settlement and Release Agreement dated as of October 5, 2004, by and among the Debtors and the Creditors’ Committee.
10.24		Settlement Agreement dated October 14, 2004, between KACC and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the period ended September 30, 2004, filed by KAC, File No. 1-9447).
*21		Significant Subsidiaries of KAC.
*23	.1	Consent of Independent Registered Public Accounting Firm.
*23	.2	Consent of Wharton Levin Ehrmantraut & Klein, P.A.
*23	.3	Consent of Heller Ehrman White & McAuliffe LLP.
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Confirmation of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Confirmation of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99	.1	Third Amended Joint Plan of Liquidation for Alpart Jamaica Inc. and Kaiser Jamaica Corporation, dated February 25, 2005.
*99	.2	Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with Respect to the Third Amended Joint Plan of Liquidation for Alpart Jamaica Inc. and Kaiser Jamaica Corporation, dated February 28, 2005.
*99	.3	Third Amended Joint Plan of Liquidation for Kaiser Alumina Australia Corporation and Kaiser Finance Corporation, dated February 25, 2005.
*99	.4	Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with respect to the Third Amended Joint Plan of Liquidation for Kaiser Alumina Australia Corporation and Kaiser Finance Corporation, dated February 28, 2005.

*	Filed herewith

Exhibit 21
SUBSIDIARIES
      Listed below are the principal subsidiaries and affiliates of Kaiser Aluminum Corporation, the jurisdiction of their incorporation or organization, and the names under which such subsidiaries do business. The Company’s ownership is indicated for less than wholly owned affiliates. Certain subsidiaries are omitted which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

Place of
Incorporation or
Name	Organization

Continuing entities —
Anglesey Aluminium Limited (49%)	United Kingdom
Kaiser Aluminium International, Inc.(1)	Delaware
Kaiser Aluminum & Chemical Corporation(1)(2)	Delaware
Kaiser Aluminum & Chemical of Canada Limited(1)	Ontario
Kaiser Bellwood Corporation(1)	Delaware
Liquidating entities —
Alpart Jamaica Inc.(1)(2)(3)	Delaware
Kaiser Jamaica Corporation(1)(2)(3)	Delaware
Kaiser Alumina Australia Corporation(1)(2)(3)	Delaware
Kaiser Finance Corporation(1)(2)(3)	Delaware

(1)	Filed a voluntary petition for reorganization under the Code.

(2)	Entities that have been materially affected as a result of the commodity asset sales, as discussed more fully in Note 1 and 5 of Notes to Consolidated Financial Statements.

(3)	Entities are being liquidated as more fully discussed in Note 1 of Notes to Consolidated Financial Statements.