Form 10-Q
period 2005-06-30
KAISER ALUMINUM CORP
filed 2005-08-15
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission file number 1-9447
KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3030279
(State of Incorporation)	(I.R.S. Employer Identification No.)
27422 PORTOLA PARKWAY, SUITE 350,
FOOTHILL RANCH, CALIFORNIA 92610-2831
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:
(949) 614-1740
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      As of July 31, 2005, there were 79,671,531 shares of the Common Stock of the registrant outstanding. The number of outstanding shares of Common Stock may not be meaningful, because as part of a plan of reorganization for the registrant, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$54.3	$55.4
Receivables:
Trade, less allowance for doubtful receivables of $6.5 and $6.9	96.2	97.4
Due from affiliate	7.3	8.0
Other	4.5	5.6
Inventories	115.2	105.3
Prepaid expenses and other current assets	14.3	19.6
Discontinued operations’ current assets	.5	30.6

Total current assets	292.3	321.9
Investments in and advances to unconsolidated affiliate	14.6	16.7
Property, plant, and equipment — net	213.0	214.6
Restricted proceeds from sale of commodity interests	675.0	280.8
Personal injury-related insurance recoveries receivable	966.1	967.0
Other assets	47.7	42.5
Discontinued operations’ long-term assets	—	38.9

Total	$2,208.7	$1,882.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$49.2	$51.8
Accrued interest	.8	.9
Accrued salaries, wages, and related expenses	52.0	48.9
Other accrued liabilities	67.6	73.7
Payable to affiliate	12.0	14.7
Long-term debt — current portion	1.2	1.2
Discontinued operations’ current liabilities	27.5	57.7

Total current liabilities	210.3	248.9
Long-term liabilities	37.4	32.9
Long-term debt	1.2	2.8
Discontinued operations’ long-term liabilities	26.4	26.4

	275.3	311.0
Liabilities subject to compromise	3,950.4	3,954.9
Minority interests	.7	.7
Commitments and contingencies Stockholders’ equity (deficit):
Common stock	.8	.8
Additional capital	538.0	538.0
Accumulated deficit	(2,547.5)	(2,917.5)
Accumulated other comprehensive income (loss)	(9.0)	(5.5)

Total stockholders’ equity (deficit)	(2,017.7)	(2,384.2)

Total	$2,208.7	$1,882.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In millions of dollars, except share and per share
	amounts)
Net sales	$262.9	$230.1	$544.3	$440.3

Costs and expenses:
Cost of products sold	234.1	208.3	476.3	402.5
Depreciation and amortization	5.2	5.5	10.1	11.0
Selling, administrative, research and development, and general	17.0	20.7	34.7	41.5
Other operating charges	—	—	6.2	—

Total costs and expenses	256.3	234.5	527.3	455.0

Operating income (loss)	6.6	(4.4)	17.0	(14.7)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $23.7 for both quarters and $47.4 for both six-month periods)	(1.1)	(2.1)	(3.2)	(4.1)
Reorganization items	(9.3)	(10.3)	(17.1)	(18.9)
Other — net	(.6)	4.3	(1.0)	4.1

Loss before income taxes and discontinued operations	(4.4)	(12.5)	(4.3)	(33.6)
Provision for income taxes	(2.2)	(2.3)	(4.6)	(3.8)

Loss from continuing operations	(6.6)	(14.8)	(8.9)	(37.4)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes, including minority interests	2.7	15.6	13.3	(25.8)
Gain from sale of commodity interests, net of income taxes of $8.5 in 2005	365.6	23.4	365.6	23.4

Income (loss) from discontinued operations	368.3	39.0	378.9	(2.4)

Net income (loss)	$361.7	$24.2	370.0	$(39.8)

Earnings (loss) per share — Basic/ Diluted:
Loss from continuing operations	$(.08)	$(.19)	$(.11)	$(.47)

Income (loss) from discontinued operations	$4.62	$.49	$4.75	$(.03)

Net income (loss)	$4.54	$.30	$4.64	$(.50)

Weighted average shares outstanding (000):
Basic/ Diluted	79,674	79,826	79,678	79,880

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2005
(Unaudited)
(In millions of dollars)

				Accumulated
				Other
				Comprehensive
	Common	Additional	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total

BALANCE, December 31, 2004	$.8	$538.0	$(2,917.5)	$(5.5)	$(2,384.2)
Net income	—	—	370.0	—	370.0
Unrealized net decrease in value of derivative instruments arising during the period (including net decrease in value of $1.4 for the quarter ended June 30, 2005)	—	—	—	(3.7)	(3.7)
Reclassification adjustment for net realized losses on derivative instruments included in net income (including net realized loss of $.1 for the quarter ended June 30, 2005)	—	—	—	.2	.2

Comprehensive income (loss)	—	—	—	—	366.5

BALANCE, June 30, 2005	$.8	$538.0	$(2,547.5)	$(9.0)	$(2,017.7)

For the Six Months Ended June 30, 2004

				Accumulated
				Other
				Comprehensive
	Common	Additional	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total

BALANCE, December 31, 2003	$.8	$539.1	$(2,170.7)	$(107.9)	$(1,738.7)
Net loss	—	—	(39.8)	—	(39.8)
Unrealized net increase in value of derivative instruments arising during the period (including net decrease in value of $.5 for the quarter ended June 30, 2004)	—	—	—	.8	.8
Reclassification adjustment for net realized losses on derivative instruments included in net loss (including net realized losses of $.3 for the quarter ended June 30, 2004)	—	—	—	.8	.8

Comprehensive income (loss)	—	—	—	—	(38.2)

BALANCE, June 30, 2004	$.8	$539.1	$(2,210.5)	$(106.3)	$(1,776.9)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In millions of
	dollars)
Cash flows from operating activities:
Net income (loss)	$370.0	$(39.8)
Less net income (loss) from discontinued operations	378.9	(2.4)

Net loss from continuing operations	(8.9)	(37.4)
Adjustments to reconcile net loss from continuing operations to net cash used by continuing operations:
Depreciation and amortization (including deferred financing costs of $2.6 and $2.1, respectively)	12.7	13.1
Equity in loss (income) of unconsolidated affiliate, net of distributions	2.2	(4.0)
Decrease (increase) in trade and other receivables	2.0	(13.0)
Increase in inventories	(10.0)	(19.5)
(Increase) decrease in prepaid expenses and other current assets	(1.3)	.7
(Decrease) increase in accounts payable and accrued interest	(5.2)	13.2
Increase in other accrued liabilities	2.5	.1
(Decrease) increase in payable to affiliate	(2.7)	.1
Increase in accrued and deferred income taxes	.6	2.3
Net cash impact of changes in long-term assets and liabilities	(.4)	(6.3)
Net cash provided by discontinued operations	19.6	31.9
Other	.2	.8

Net cash provided (used) by operating activities	11.3	(18.0)

Cash flows from investing activities:
Capital expenditures	(8.6)	(2.6)
Net cash provided by discontinued operations: primarily proceeds from sale of QAL in 2005 and sale of Mead properties in 2004	401.4	10.9

Net cash provided by investing activities	392.8	8.3

Cash flows from financing activities:
Financing costs, primarily DIP Facility related	(3.6)	(.2)
Repayment of debt	(1.6)	—
Increase in restricted cash	(3.4)	—
Net cash used by discontinued operations: primarily increase in restricted cash	(396.6)	—

Net cash used by financing activities	(405.2)	(.2)

Net decrease in cash and cash equivalents during the period	(1.1)	(9.9)
Cash and cash equivalents at beginning of period	55.4	35.5

Cash and cash equivalents at end of period	$54.3	$25.6

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.2 and $.1	$.6	$2.1
Less interest paid by discontinued operations	—	(.9)

	$.6	$1.2

Income taxes paid	$12.8	$4.4
Less income taxes paid by discontinued operations	(10.4)	(4.4)

	$2.4	$—

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
      The outstanding principal of, and accrued interest on, all debt of the Debtors became immediately due and payable upon commencement of the Cases. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Debtors’ Cases, the Court, upon motion by the Debtors, authorized the Debtors to pay or otherwise honor certain unsecured pre-

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations and to continue using the Company’s existing cash management systems. The Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, “assumption” means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and “rejection” means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a pre-Filing Date executory contract is treated as a general unsecured claim in the Cases.
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
      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which was set to expire June 30, 2005. A motion to further extend the exclusivity period for all Debtors through September 30, 2005 was filed with the Court in late June 2005. By filing the motion to extend the exclusivity period, the exclusivity period is automatically extended until the regularly scheduled August 29, 2005 omnibus hearing. No objections to the Debtors’ motion were filed by the applicable deadline and the Debtors’ have requested that the Court approve the motion without a hearing. While the Debtors expect the motion to be approved by the Court, no assurances can be given as to such approval. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. As more fully discussed below, KAC, KACC and the other Debtors that together include the Fabricated products operations and Anglesey, filed a

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plan and disclosure statement in June 2005. If such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan within the applicable time period under the Court approved extension (and subsequent extensions granted by the Court, if any), other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.
      Commodity-related and Inactive Subsidiaries. As previously disclosed, with the sale of its interests in and related to Queensland Alumina Limited (“QAL”), which closed on April 1, 2005, the Company has sold all of its commodity-related interests other than its interests in Anglesey Aluminium Limited (“Anglesey”). It is anticipated that, as more fully discussed below, the proceeds from the sale of these interests will be distributed primarily to the affected subsidiaries’ creditors pursuant to certain liquidating plans. The primary subsidiaries affected by this strategy are AJI, KJC, KAAC, KFC and KBC.
      During November 2004, four of KACC’s commodity-related subsidiaries (AJI, KJC, KAAC and KFC, collectively, the “Liquidating Subsidiaries”) filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are separately referred to as the “AJI/KJC Plan” and the “KAAC/KFC Plan” and collectively as the “Liquidating Plans”). Under the Liquidating Plans, the assets of those entities, consisting primarily of the net cash proceeds received by them in connection with the sales of their commodities interests, will be transferred to liquidating trusts, whereupon the Liquidating Subsidiaries will be dissolved. The liquidating trusts will then make distributions to the creditors of the Liquidating Subsidiaries in accordance with the Liquidating Plans. The Liquidating Plans outline the specific treatment of creditors and their estimated recoveries in respect of the Liquidating Subsidiaries under several possible scenarios. The Liquidating Plans, state that, based on the various assumptions and estimates set forth therein, it was anticipated that: (1) the Liquidating Subsidiaries would have an aggregate of approximately $673.8 of cash available for distribution to creditors when the Liquidating Plans became effective; and (2) after payment of priority claims and trust expenses (initial reserves for both of which were estimated to be in the range of $37.0 to $46.0), and payments to KACC under the Intercompany Settlement Agreement (“Intercompany Agreement”) (see discussion below) the Liquidating Subsidiaries would distribute available cash to the following claimholders in the following amounts:

KACC’s Senior Notes and Senior Subordinated Notes	$390.7 to $421.8
PBGC	$187.6 to $198.5
State of Louisiana Solid Waste Revenue Bonds	$0.0 to $8.0
      The foregoing estimates were based on a number of assumptions, including the assumption that the Liquidating Plans would become effective on April 30, 2005. However, as further discussed below, the Liquidating Plans have not been confirmed by the Court or become effective. As such, changes may occur to the amounts available as interest income accrues, as expenses continue and as facts and circumstances change. The Liquidating Subsidiaries have not determined the potential distributions to claimholders based under another set of assumptions and believe it is impractical to do so. As indicated below, no assurances can be given as to the amount or timing of distributions that will ultimately be made to claimholders of the Liquidating Subsidiaries
      The Liquidating Plans as filed with the Court provided that $16.0 of payments were to be made for the benefit of holders of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) if, and only if, the holders of both (a) KACC’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) and (b) the Sub Notes, approved the plans. If either the holders of the Senior Notes or the Sub Notes failed to accept the Liquidating Plans, the Court will determine distributions to such holders. Holders of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”) were not allowed a vote on the Liquidating Plans but would receive up to $8.0 if the Liquidating Plans were accepted by the Senior Notes and, unless the holders of the Senior Notes agree, all holders of the Senior Notes receive the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
identical treatment under the Liquidating Plans. If the Liquidating Plans were not accepted by the holders of the Senior Notes then, pursuant to the Liquidating Plans, the Court was to determine the distributions to the Revenue Bonds. Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes.
      As previously disclosed, a group of holders of the Sub Notes (the “Sub Note Group”) has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinate to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both Sub Notes and KACC’s 9 7/8% Senior Notes has made a similar assertion, but at the same time, maintains that a portion of KACC’s 9 7/8% Senior Notes holders’ claims against the subsidiary guarantors are contractually senior to the Sub Notes holders’ claims against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries. As indicated above, the Liquidating Plans provided that, if both the holders of the Senior Notes and the holders of the Sub Notes do not approve the Liquidating Plans, then the Court would determine the appropriate allocation to these groups under the Liquidating Plans. While the Company cannot currently predict which position may prevail, based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and KACC’s 9 7/8% Senior Notes and the assumptions and estimates upon which the Liquidating Plans are based, if the Court were to rule in favor of the Sub Notes, the Liquidating Plans indicated that it is possible that the holders of the Sub Notes could receive between approximately $67.0 and approximately $215.0 depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of the Senior Notes were to prevail, then it is possible that the holders of the Sub Notes would receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the subsidiary guarantors (including the Liquidating Subsidiaries). The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group, when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.
      The Court approved the disclosure statements related to the Liquidating Plans in February 2005. In April 2005, voting results on the Liquidating Plans were filed with the Court by the Debtors’ claims agent. Based on these results, the Court determined that a sufficient volume of creditors (in number and amount) had voted to accept the Liquidating Plans to permit confirmation proceedings with respect to the Liquidating Plans to go forward even though the filing by the claims agent also indicated that holders of the Sub Notes, as a group, voted not to accept the Liquidating Plans. Accordingly, as discussed above, the Court has conducted a series of evidentiary hearings to determine the allocation of distributions among holders of the Senior Notes and the Sub Notes. In connection with those proceedings to date, the Court has determined that the allocation to the Revenue Bonds would be up to $8.0 and has ruled against the position asserted by the separate group that holds both 9 7/8% Senior Notes and the Sub Notes. The Court has not ruled in respect of the position asserted by the Sub Note Group. All briefing, evidentiary and other proceedings before the Court have been completed and the parties await the Court’s ruling on these matters. All such rulings in respect of these matters will be subject to appeal. There can be no assurance as to whether or when the Liquidating Plans will be confirmed by the Court or ultimately consummated or, if confirmed and consummated, as to the amount of distributions to be made to individual creditors of the Liquidating Subsidiaries or KACC, or what impact any such resolution may have on the Company and its ongoing reorganization efforts. The Liquidating Plans relate exclusively to AJI, KJC, KAAC and KFC and will have no impact on the normal, ongoing operations of the Company’s Fabricated products business unit or other continuing operations.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The above amounts are net of payments that are to be made by AJI, KJC and KAAC to KACC in respect of pre-petition and post-Filing Date intercompany claims pursuant to the Intercompany Agreement that was approved by the Court in February 2005. The Intercompany Agreement also resolves substantially all other pre-and post-petition intercompany claims between the Debtors. The Intercompany Agreement provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alumina Partners of Jamaica (“Alpart”) and QAL to KACC of at least $90.0 in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for (1) net cash flows funded by or collected by KACC related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be approximately $21.0 collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $20.0 range collected by the Company thru June 30, 2005); and (c) third party costs and certain limited overhead of KACC’s activities related to the sale of AJI’s, KJC’s and KAAC’s respective interests in and related to Alpart and QAL [and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to KACC’s sale of its interests in Alpart]. As provided under the Intercompany Agreement, KACC was reimbursed for approximately $14.5 of payments made in the third quarter of 2004 to retire Alpart-related debt and $28.0 in November 2004 as a partial payment of Alpart-related sales proceeds. The Intercompany Agreement calls for the remaining payments to be made in specific increments to KACC upon the effective dates of the Liquidating Plans.
      It is anticipated that KBC will be dealt with either separately or in concert with the KACC plan of reorganization as more fully discussed below.
      Entities Containing the Fabricated Products and Certain Other Operations. Under the Code, claims of individual creditors must generally be satisfied from the assets of the entity against which that creditor has a lawful claim. The claims against the entities containing the Fabricated products and certain other operations will have to be resolved from the available assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey Aluminium Limited (“Anglesey”) and proceeds to be received by such entities from the Liquidating Subsidiaries under the Intercompany Agreement. Sixteen of the Debtors have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which were resolved pursuant to the Intercompany Agreement). The Company has previously disclosed that it believed that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.
      As previously disclosed, while the Company’s objective has been (and continues to be) to achieve the highest possible recoveries for all stakeholders, consistent with the Debtors’ abilities to pay, and to continue the operations of their core businesses, no assurances could be given as to the Company’s ability to achieve this objective. In fact, the Debtors have previously stated that their belief has been (and continues to be) that, in the aggregate, it was likely that their liabilities would be found to significantly exceed the fair value of their assets and that, therefore, the Debtors believed that, with limited exceptions, it was likely that substantially all pre-Filing Date claims would be settled at less than 100% of their face value and the equity interests of the Company’s stockholders would be cancelled without consideration.
      In June 2005 KAC, KACC and 19 of KACC’s subsidiaries (collectively, the “Remaining Debtors”) filed a plan of reorganization (the “Kaiser Aluminum Plan”) and related disclosure statement (the “Kaiser Aluminum Disclosure Statement”) with the Court. The Kaiser Aluminum Disclosure Statement is subject to approval by the Court at a hearing currently scheduled for September 1, 2005. Further, certain provisions of the Kaiser Aluminum Plan regarding the treatment of asbestos and other personal injury claims remain under negotiations. Once the Kaiser Aluminum Disclosure Statement is approved and the Kaiser Aluminum Plan is finalized, the Kaiser Aluminum Plan must be voted on and approved by creditors in accordance with the Code

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and ultimately confirmed by the Court. In addition, approval must be obtained from the United States District Court regarding the treatment of asbestos personal injury claims in the Kaiser Aluminum Plan.
      The Kaiser Aluminum Plan would, in general, consistent with previously disclosed agreements and understandings reached with key creditor constituents, resolve substantially all pre-Filing Date liabilities of the Remaining Debtors under a single joint plan of reorganization. In summary, the Kaiser Aluminum Plan provides for the following principle elements:

(a) All of the equity interests of existing stockholders of the Company would be cancelled without consideration.

(b) All post-petition and secured claims would either be assumed by the emerging entity or paid at emergence (see “Exit Cost” discussion below);

(c) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in consideration for the agreed cancellation of the retiree medical plan, as more fully discussed in Note 8, KACC is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and has agreed thereafter to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs would receive a contribution of 66.9% of the new common stock of the emerged entity.

(d) The PBGC will receive a cash payment of $2.5 and 10.8% of the new common stock of the emerged entity in respect of its claims against KACOCL. In addition, as described in (f) below, the PBGC will receive shares of new common stock based on its direct claims against the Remaining Debtors (other than KACOCL) and its participation, indirectly through the KAAC/KFC Plan in claims of KFC against KACC , which the Company currently estimates will result in the PBGC receiving an additional 5.4% of the new common stock of the emerged entity (bringing the PBGC’s total ownership percentage of the new entity to approximately 16.2%). The $2.5 cash payment discussed above is in addition to the cash amounts the Company has agreed to pay to the PBGC at or before emergence (see Note 8) and that the PBGC will receive from the Liquidating Subsidiaries under the Liquidating Plans.

(e) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) the new common stock of the emerged entity to be issued as per (f) below in respect of approximately $830.0 of intercompany claims of KFC against KACC that are to be assigned to the trust, which the Company currently estimates will result in the trusts receiving approximately 6.4% of the new common stock of the emerged entity; and

(f) Other pre-petition general unsecured claims against the Remaining Debtors (other than KACOCL) are to receive approximately 22.3% of the new common stock of the emerging entity in the proportion that their allowed claim bears to the total amount of allowed claims. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC (other than the PBGC’s claim against KACOCL), (ii) the approximate $830.0 of intercompany claims that will be assigned to the personal injury trust(s) referred to in (e) above, and (iii) all unsecured trade and other general unsecured claims, including approximately $276.0 of intercompany claims of KFC against KACC. However, holders of general unsecured claims not exceeding a specified small amount will receive a cash payment equal to approximately 2.7% of their agreed claim value in lieu of new common

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock. In accordance with the contractual subordination provisions of the indenture governing the Sub Notes and terms of the settlement between the holders of the Senior Notes and the holders of the Revenue Bonds, the new common stock or cash that would otherwise be distributed to the holders of the Sub Notes in respect of their claims against the Debtors would instead be distributed to holders of the Senior Notes and the Revenue Bonds on a pro rata basis based on their relative allowed amounts of their claims.
      No assurance can be given that the Kaiser Aluminum Plan will ultimately receive the necessary approvals by creditors or be confirmed by the Bankruptcy Court, or that the transactions contemplated by the Kaiser Aluminum Plan will ultimately be consummated. The Company’s ability to ultimately emerge from the Cases is subject to a number of factors, including, among others, inherent market-related risks, Court approval for various matters and the approval of a disclosure statement and confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be confirmed. Further, the specific recoveries of individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key creditor constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law. However, assuming there are no unexpected delays in the approval of the disclosure statement and Kaiser Aluminum Plan, it is possible that the Company could emerge from Chapter 11 during the fourth quarter of 2005.
      The foregoing disclosure is not intended to be, nor should it be construed to be, a solicitation for a vote on the Kaiser Aluminum Plan.
      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 to $80.0. KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 6). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurance can be given in this regard.
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
      Financial Information. Condensed consolidating financial statements of the Debtors and non-Debtors are set forth below:
Condensed Consolidating Balance Sheets
June 30, 2005

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Current assets	$289.6	$2.2	$—	$291.8
Discontinued operations’ current assets	.5	—	—	.5
Investments in subsidiaries and affiliate	18.1	—	(3.5)	14.6
Intercompany receivables (payables), net	(4.4)	4.4	—	—
Property and equipment, net	213.0	—	—	213.0
Restricted proceeds from sale of commodity interests	675.0	—	—	675.0
Personal injury-related insurance recoveries receivable	966.1	—	—	966.1
Other assets	47.7	—	—	47.7
Discontinued operations’ long term assets	—	—	—	—

	$2,205.6	$6.6	$(3.5)	$2,208.7

Liabilities not subject to compromise —
Current liabilities	$180.9	$3.9	$(2.0)	$182.8
Discontinued operations’ current liabilities	27.5	—	—	27.5
Long-term liabilities	37.4	1.2	—	38.6
Discontinued operations’ long-term liabilities	26.4	—	—	26.4
Liabilities subject to compromise	3,950.4	—	—	3,950.4
Minority interests	.7	—	—	.7
Stockholders’ equity (deficit)	(2,017.7)	1.5	(1.5)	(2,017.7)

	$2,205.6	$6.6	$(3.5)	$2,208.7

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

Condensed Consolidating Statements of Income (Loss)
For the Quarter Ended June 30, 2005

				Consolidation/
				Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$262.9	$—	$—	$262.9

Costs and expenses —
Operating costs and expenses	255.7	.6	—	256.3
Other operating charges	—	—	—	—

	255.7	.6		256.3

Operating income (loss)	7.2	(.6)	—	6.6
Interest expense	(1.1)	—	—	(1.1)
All other income (expense), net	(10.0)	.1	—	(9.9)
Income tax and minority interests	(2.2)	—	—	(2.2)
Equity in income of subsidiaries	(.5)	—	.5	—

Loss from continuing operations	(6.6)	(.5)	.5	(6.6)
Discontinued operations	368.3	—	—	368.3

Net income (loss)	$361.7	$(.5)	$.5	$361.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Income (Loss)
For the Quarter Ended June 30, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$230.1	$—	$—	$230.1

Costs and expenses —
Operating costs and expenses	234.2	.3	—	234.5
Other operating charges	—	—	—	—

	234.2	.3	—	234.5

Operating income (loss)	(4.1)	(.3)	—	(4.4)
Interest expense	(2.1)	—	—	(2.1)
All other income (expense), net	(9.0)	.1	2.9	(6.0)
Income tax and minority interests	(2.3)	—	—	(2.3)
Equity in income of subsidiaries	(17.4)	—	17.4	—

Loss from continuing operations	(34.9)	(.2)	20.3	(14.8)
Discontinued operations	59.1	(20.1)	—	39.0

Net income (loss)	$24.2	$(20.3)	$20.3	$24.2

Condensed Consolidating Statements of Income (Loss)
For the Six Months Ended June 30, 2005

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$544.3	$—	$—	$544.3

Costs and expenses —
Operating costs and expenses	520.4	.7	—	521.1
Other operating charges	6.2	—	—	6.2

	526.6	.7		527.3

Operating income (loss)	17.7	(.7)	—	17.0
Interest expense	(3.2)	—	—	(3.2)
All other income (expense), net	(18.2)	.1	—	(18.1)
Income tax and minority interests	(4.6)	—	—	(4.6)
Equity in income of subsidiaries	(.6)	—	.6	—

Loss from continuing operations	(8.9)	(.6)	.6	(8.9)
Discontinued operations	378.9	—	—	378.9

Net income (loss)	$370.0	$(.6)	$.6	$370.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Income (Loss)
For the Six Months Ended June 30, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$440.3	$—	$—	$440.3

Costs and expenses —
Operating costs and expenses	454.5	.5	—	455.0
Other operating charges	—	—	—	—

	454.5	.5	—	455.0

Operating income (loss)	(14.2)	(.5)	—	(14.7)
Interest expense	(4.1)	—	—	(4.1)
All other income (expense), net	(20.7)	.1	5.8	(14.8)
Income tax and minority interests	(3.8)	—	—	(3.8)
Equity in income of subsidiaries	(52.4)	—	52.4	—

Loss from continuing operations	(95.2)	(.4)	58.2	(37.4)
Discontinued operations	55.4	(57.8)	—	(2.4)

Net income (loss)	$(39.8)	$(58.2)	$58.2	$(39.8)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2005

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities —
Continuing operations	$(8.0)	$(.3)	$—	$(8.3)
Discontinued operations	19.6	—	—	19.6

	11.6	(.3)	—	11.3

Investing activities —
Continuing operations	(8.6)	—	—	(8.6)
Discontinued operations	401.4	—	—	401.4

	392.8	—	—	392.8

Financing activities —
Continuing operations	(8.6)	—	—	(8.6)
Discontinued operations	(396.6)	—	—	(396.6)

	(405.2)	—	—	(405.2)

Net decrease in cash and cash equivalents	(.8)	(.3)	—	(1.1)
Cash and cash equivalents, beginning of period	55.0	.4	—	55.4

Cash and cash equivalents, end of period	$54.2	$.1	$—	$54.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities —
Continuing operations	$(49.4)	$(.5)	$—	$(49.9)
Discontinued operations	28.5	3.4	—	31.9

	(20.9)	2.9	—	(18.0)

Investing activities —
Continuing operations	(2.6)	—	—	(2.6)
Discontinued operations	13.8	(2.9)	—	10.9

	11.2	(2.9)	—	8.3

Financing activities —
Continuing operations	(.2)	—	—	(.2)
Discontinued operations	—	—	—	—

	(.2)	—	—	(.2)

Net decrease in cash and cash equivalents	(9.9)	—	—	(9.9)
Cash and cash equivalents, beginning of period	35.4	.1	—	35.5

Cash and cash equivalents, end of period	$25.5	$.1	$—	$25.6

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts subject to compromise at June 30, 2005 and December 31, 2004 consisted of the following items:

	June 30,	December 31,
	2005	2004

Accrued postretirement medical obligation (Note 8)	$1,041.7	$1,042.1
Accrued asbestos and certain other personal injury liabilities (Note 9)	1,115.0	1,115.0
Debt (Note 6)	847.6	847.6
Accrued pension benefits (Note 8)	624.0	625.7
Unfair labor practice settlement (Note 9)	175.0	175.0
Accounts payable	30.0	29.8
Accrued interest	44.8	47.5
Accrued environmental liabilities (Note 9)	30.8	30.6
Other accrued liabilities(1)	41.5	41.6

	$3,950.4	$3,954.9

(1)	Other accrued liabilities include hearing loss claims of $15.8 at June 30, 2005 and December 31, 2004 (see Note 9).
      The above amounts exclude $26.4 at June 30, 2005 and December 31, 2004 related to discontinued operations. Such amounts were primarily accounts payable.
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
      Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarter and six month periods ended June 30, 2005 and 2004, reorganization items were as follows:

	Quarter Ended		Six Months
	June 30,		Ended June 30,

	2005	2004	2005	2004

Professional fees	$12.5	$10.2	$20.5	$18.5
Interest income	(.5)	—	(.8)	(.1)
Other (Note 6)	(2.7)	.1	(2.6)	.5

	$9.3	$10.3	$17.1	$18.9

2.	Summary of Significant Accounting Policies
      This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Going Concern. The interim consolidated financial statements of the Company have been prepared on a “going concern” basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the consolidated financial statements do not include all of the necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities; (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases; or (c) the effect of any changes which may be made in connection with the Debtors’ capitalizations or operations as a result of a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.
      Additionally, as discussed above (see Financial Statement Presentation in Note 1), the Company believes that it would, upon emergence, apply fresh start accounting to its consolidated financial statements which would also adversely impact the comparability of the June 30, 2005 financial statements to the financial statements of the entity upon emergence.
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
      Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
      Earnings per Share. Basic earnings per share is computed by dividing the weighted average number of common shares outstanding during the period. However, earnings per share may not be meaningful because, as a part of a plan of reorganization for the Company, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.
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
      New Accounting Pronouncements. FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”) was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. FIN 47 provides guidance in the recognition of a liability for an asset retirement obligation when the timing and (or) method of settlement of the obligation is conditional on a future event that may or may not be within the control of the entity. The Company has not completed its review of FIN 47 and, as a result, is unable to determine what impact, if any, the implementation of FIN 47 will have on the Company’s financial statements.
      Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”) was issued in May 2005 and replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”) and Statement of Financial Accounting Standards No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle and carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements. In general terms, SFAS No. 154 requires the retrospective application to prior periods’ financial statements of a change in an accounting principle. This contrasts with APB No. 20 which required that a change in an accounting principle be recognized in the period the change was adopted by including in net income the cumulative effect of adopting the new accounting principle. SFAS No. 154 is effective for all financial statements beginning January 1, 2006 and applies to all accounting changes and corrections of errors made after such effective date. The adoption of SFAS No. 154 is not currently expected to have a material impact on the Company’s financial statements.
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
      Substantially all product inventories are stated at last-in, first-out (“LIFO”) cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventories, after deducting inventories related to discontinued operations, consist of the following:

	June 30,	December 31,
	2005	2004

Fabricated products —
Finished products	$25.4	$23.3
Work in process	47.0	42.2
Raw materials	30.7	27.9
Operating supplies and repairs and maintenance parts	12.0	11.8

	115.1	105.2
Commodities — Primary aluminum	.1	.1

	$115.2	$105.3

      The above table excludes commodities inventories related to discontinued operations of $8.8 in 2004. Inventories related to discontinued operations in 2004 were reduced by a LIFO inventory charge of $1.6 and a

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net charge of $1.2 to write down certain alumina inventories to their estimated net realizable value as a result of the Company’s sale of its interests in and related to Volta Aluminium Company Limited (“Valco”) (Note 5).

4.	Discontinued Operations
      As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Notes 1 and 5, the Company completed the sale of its interests in and related to Alpart, the Gramercy, Louisiana alumina refinery (“Gramercy”), Kaiser Jamaica Bauxite Company (“KJBC”), Valco, and the Mead, Washington aluminum smelter and certain related property (the “Mead Facility”) in 2004 and the sale of its interests in and related to QAL which closed on April 1, 2005. All of the foregoing commodity assets are collectively referred to as the “Commodity Interests”. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Commodity Interests have been reported as discontinued operations in the accompanying financial statements.
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
      The carrying amounts as of June 30, 2005 and December 31, 2004 of the assets and liabilities in respect of the Company’s interests in and related to the sold Commodity Interests included in discontinued operations were as follows:

	June 30, 2005			December 31, 2004

		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total

Current assets	$.5	$—	$.5	$30.6	$—	$30.6
Investments in affiliates and other	—	—	—	38.9	—	38.9

	$.5	$—	$.5	$69.5	$—	$69.5

Current liabilities	$27.0	$.5	$27.5	$57.3	$.4	$57.7
Liabilities subject to compromise	25.6	.8	26.4	25.6	.8	26.4

	$52.6	$1.3	$53.9	$82.9	$1.2	$84.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income statement information in respect of the Company’s interest in and related to the sold Commodity Interests for the quarters and six month periods ended June 30, 2005 and 2004 included in income (loss) from discontinued operations was as follows:

	Quarter Ended			Quarter Ended
	June 30, 2005			June 30, 2004

		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total

Net sales	$—	$—	$—	$218.2	$—	$218.2
Operating income (loss)	(.2)	—	(.2)	31.5	(10.6)	20.9
Gain on sale of commodity interests	365.6	—	365.6	—	23.4	23.4
Income (loss) before income taxes and minority interests	369.9	—	369.9	31.0	12.8	43.8
Net income (loss)	368.3	—	368.3	25.7	13.3	39.0

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004

		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total

Net sales	$42.9	$—	$42.9	$378.1	$—	$378.1
Operating income (loss)(1)	11.2	—	11.2	41.5	(58.4)	(16.9)
Gain on sale of commodity interests	365.6	—	365.6	—	23.4	23.4
Income (loss) before income taxes and minority interests	383.1	—	383.1	40.7	(34.9)	5.8
Net income (loss)	378.9	—	378.9	31.6	(34.0)	(2.4)

(1)	Primary aluminum interests for the six months ended June 30, 2004 include Valco impairment charges of $33.0 (Notes 3 and 5).
      In connection with its investment in QAL, KACC had entered into several financial commitments consisting of long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. Under the agreements, KACC was unconditionally obligated to pay its proportional share (20%) of debt, operating costs, and certain other costs of QAL. KACC’s share of the aggregate minimum amount of required future principal payments as of June 30, 2005, would have been $60.0. KACC’s share of payments, including operating costs and certain other expenses under the agreements, has generally ranged between $70.0-$100.0 over the past three years. In connection with the QAL sale, KACC’s obligations in respect of its share of QAL’s debt were assumed by the buyer.
      Contributions to foreign pension plans included in discontinued operations were approximately $1.3 and $3.6 during the quarter and six month periods ended June 30, 2004.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant, and Equipment
      The major classes of property, plant, and equipment are as follows:

	June 30,	December 31,
	2005	2004

Land and improvements	$8.2	$8.2
Buildings	62.1	63.8
Machinery and equipment	460.5	459.8
Construction in progress	13.8	6.1

	544.6	537.9
Accumulated depreciation	(331.6)	(323.3)

Property, plant, and equipment, net	$213.0	$214.6

      The following discusses the Company’s dispositions during the first six months of 2005 and the year ended December 31, 2004.
2005 —

•	In April 2005, the Company completed the sale of its interests in and related to QAL. Net cash proceeds from the sale total approximately $401.4. The buyer also assumed KACC’s obligations in respect of approximately $60.0 of QAL debt (see Note 4). In connection with the completion of the sale, the Company also paid a termination fee of $11.0. After considering transaction costs (including the termination fee and a $7.7 deferred charge associated with a back-up bid fee), the transaction resulted in a gain, net of estimated income tax of $8.5, of approximately $365.6. As described in Note 1, a substantial majority of the proceeds from the sale of the Company’s interests in and related to QAL are being held in escrow for the benefit of KAAC’s creditors until the KAAC/ KFC Plan is confirmed by the Court (see Note 1). In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to QAL have been reported as discontinued operations in the accompanying financial statements (see Note 4).
2004 —

•	On July 1, 2004, with Court approval, the Company completed the sale of its interests in and related to Alpart for a base purchase price of $295.0 plus certain adjustments of approximately $20.0. The transaction resulted in a gross sales price of approximately $315.0, subject to certain post-closing adjustments, and a pre-tax gain of approximately $101.6. Offsetting the cash proceeds were approximately $14.5 of payments made by KACC to fund the prepayment of KACC’s share of the Alpart-related debt and $3.3 of transaction-related costs. The balance of the proceeds are being held in escrow primarily for the benefit of certain creditors as outlined in the AJI/ KJC Plan. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to Alpart have been reported as discontinued operations in the accompanying financial statements (see Note 4). A net benefit of approximately $1.6 was recorded in December 2004 in respect of the Alpart-related purchase price adjustments. Such amounts were collected during the second quarter of 2005.

•	In May 2004, the Company entered into an agreement to sell its interests in and related to the Gramercy facility and KJBC. The sale closed on October 1, 2004 with Court approval. Net proceeds from the sale were approximately $23.0, subject to various closing and post closing adjustments. Such adjustments were insignificant. The transaction was completed at an amount approximating its

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining book value (after impairment charges). A substantial portion of the proceeds were used to satisfy transaction related costs and obligations. As previously reported, the Company had determined that the fair values of its interests in and related to Gramercy/ KJBC was below the carrying values of the assets because all offers that had been received for such assets were substantially below the carrying values of the assets. Accordingly, in the fourth quarter of 2003, KACC adjusted the carrying value of its interests in and related to Gramercy/ KJBC to the estimated fair value, which resulted in a non-cash impairment charge of approximately $368.0. In accordance with SFAS No. 144, the Company’s interests in and related to the Gramercy facility and KJBC have been reported as discontinued operations in the accompanying financial statements (see Note 4).

•	During 2003, the Company and Valco participated in extensive negotiations with the Government of Ghana (“GoG”) and the Volta River Authority (“VRA”) regarding Valco’s power situation and other matters. Such negotiations did not result in a resolution of such matters. However, as an outgrowth of such negotiations, the Company and the GoG entered into a Memorandum of Understanding (“MOU”) in December 2003 pursuant to which KACC would sell its 90% interest in and related to Valco to the GoG. The Company collected $5.0 pursuant to the MOU. However, a new financial agreement was reached in May 2004 and the MOU was amended. Under the revised financial terms, the Company was to retain the $5.0 already paid by the GoG and $13.0 more was to be paid by the GoG as full and final consideration for the transaction at closing. The Company also agreed to fund certain end of service benefits of Valco employees (estimated to be approximately $9.8) which the GoG was to assume under the original MOU. The agreement was approved by the Court on September 29, 2004. The sale closed on October 29, 2004. As the revised purchase price under the amended MOU was well below the Company’s recorded value for Valco, the Company recorded a non-cash impairment charge of $31.8 in its first quarter 2004 financial statements to reduce the carrying value of its interests in and related to Valco at March 31, 2004 to the amount of the expected proceeds (which amount was reflected in discontinued operations — see Note 4). As a result, at closing there was no material gain or loss on disposition. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to Valco have been reported as discontinued operations in the accompanying financial statements (see Note 4).

•	In June 2004, with Court approval, the Company completed the sale of the Mead Facility for approximately $7.4 plus assumption of certain site-related liabilities. The sale resulted in net proceeds of approximately $6.2 and a pre-tax gain of approximately $23.4. The pre-tax gain includes the impact from the sale of certain non-operating land in the first quarter of 2004 that was adjacent to the Mead Facility. The pre-tax gain on the sale of this property had been deferred pending the finalization of the sale of the Mead Facility and transfer of the site-related liabilities. Through March 31, 2005, proceeds from the sale of the Mead Facility totaling $4.0 were being held in escrow as Restricted proceeds from sale of commodity interests until the value of the secured claim of the holders of the 7.6% solid waste disposal revenue bonds was determined by the Court (see Note 6). In accordance with SFAS No. 144, the assets, liabilities and operating results of the Mead Facility have been reported as discontinued operations in the accompanying financial statements (see Note 4).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt
      Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004

Secured:
Post-Petition Credit Agreement	$—	$—
7.6% Solid Waste Disposal Revenue Bonds due 2027	—	1.6
Other borrowings (fixed rate)	2.4	2.4
Unsecured or Undersecured:
9 7/8% Senior Notes due 2002, net	172.8	172.8
10 7/8% Senior Notes due 2006, net	225.0	225.0
12 3/4% Senior Subordinated Notes due 2003	400.0	400.0
7.6% Solid Waste Disposal Revenue Bonds due 2027	17.4	17.4
Other borrowings (fixed and variable rates)	32.4	32.4

Total	850.0	851.6
Less — Current portion	(1.2)	(1.2)
Pre-Filing Date claims included in subject to compromise (i.e. unsecured debt) (Note 1)	(847.6)	(847.6)

Long-term debt	$1.2	$2.8

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amounts owed under the DIP Facility may be accelerated under various circumstances more fully described in the DIP Facility agreement, including, but not limited to, the failure to make principal or interest payments due under the DIP Facility, breaches of certain covenants, representations and warranties set forth in the DIP Facility agreement, and certain events having a material adverse effect on the business, assets, operations or condition of the Company taken as a whole.
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
      At June 30, 2005, there were no outstanding borrowings under the DIP Facility. There were approximately $16.8 of letters of credit outstanding under the DIP Facility at June 30, 2005, and there were approximately $1.6 of outstanding letters of credit that remained outstanding under the Replaced Facility. The Company had (during the first quarter of 2005) deposited cash of $13.3 as collateral for the Replaced Facility letters of credit and deposited approximately $1.7 of collateral with the Replaced Facility lenders until certain other banking arrangements are terminated. During the second quarter of 2005, $11.0 of letters of credit under the Replaced Facility were replaced by letters of credit issued under the DIP Facility and $11.6 of the cash collateral was refunded to the Company. During the second half of 2005 the remaining outstanding letters of credit under the Replaced Facility are expected to be replaced with letters of credit issued under the DIP Facility, at which time, the applicable cash collateral will be refunded to the Company.
      7.6% Solid Waste Disposal Revenue Bonds. The 7.6% solid waste disposal revenue bonds (the “Solid Waste Bonds”) were secured by certain (but not all) of the facilities and equipment at the Mead Facility which was sold in June 2004 (see Note 5). The Company believed that the value of the collateral that secured the Solid Waste Bonds was in the $1.0 range and, as a result, had reclassified $18.0 of the Solid Waste Bonds balance to Liabilities subject to compromise (see Note 1). However, in connection with the sale of the Mead Facility, $4.0 of the proceeds were placed in escrow for the benefit of the holders of the Solid Waste Bonds until the value of the secured claim of the bondholders was determined by the Court. The value of the secured claim was ultimately agreed to be approximately $1.6. As such, the amount of the Solid Waste Bonds considered in Liabilities subject to compromise was reduced to $17.4. During the second quarter of 2005, the Court approved distribution of the escrowed amounts to the bondholders and the Company. As such, during the second quarter of 2005, the Company received $2.4 from escrow and the bondholders received the balance of $1.6. As the Solid Waste Bonds were not a part of the Mead Facility sale transaction, they were not reported as discontinued operations in the accompanying Consolidated Balance Sheets. During the second quarter of 2005, the Company also reversed (in Reorganization items) approximately $2.7 of post-Filing Date interest that was accrued in respect of the Solid Waste Bonds before the value of the collateral was able to be estimated.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes
      The income tax provision for continuing operations for the quarter and six month periods ended June 30, 2005 and 2004 relates primarily to foreign income taxes.
      Results of operations for discontinued operations are net of income tax provisions of $1.6 and $6.9 for the quarters ended June 30, 2005 and 2004, respectively, and $4.2 and $12.3 for the six month periods ended June 30, 2005 and 2004, respectively. The gain on sale of the Company’s commodity-related interests for the quarter and six months periods ended June 30, 2005 (which is also a part of discontinued operations), both include approximately $8.5 million of alternative minimum tax (“AMT”) estimated to be payable in the United States as a result of the Company’s sale of its interests in and related to QAL. The Company believes that any income taxes paid in respect of the sale of its interests in and related to QAL should, in accordance with the Intercompany Agreement, be reimbursed to the Company from the escrowed proceeds of Liquidating Subsidiaries.
      For the quarter and six month periods ended June 30, 2005 and 2004, as a result of the Cases, the Company did not recognize any U.S. income tax benefit for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2005 and 2004 were fully offset by increases in valuation allowances. If the Company emerges from the Cases during 2005, certain of the tax attributes would likely be available to reduce the AMT provision recorded during the quarter ended June 30, 2005. See Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information regarding the Deferred Tax Assets and Valuation Allowances.

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
      The PBGC has assumed responsibility for the three largest of the Company’s pension plans, which represented the vast majority of the Company’s net pension obligation including the Company’s Salaried Employees Retirement Plan (in December 2003), the Inactive Pension Plan (in July 2004) and the Kaiser Aluminum Pension Plan (in September 2004). The Salaried Employees Retirement Plan, the Inactive Pension Plan and the Kaiser Aluminum Pension Plan are hereinafter collectively referred to as the “Terminated Plans”. The PBGC’s assumption of the Terminated Plans resulted in the Company recognizing non-cash pension charges of approximately $121.2 in the fourth quarter of 2003, approximately $155.5 in the third quarter of 2004 and approximately $154.5 in the fourth quarter of 2004. The fourth quarter 2003 and third quarter 2004 charges were determined by the Company based on assumptions that are consistent with the GAAP criteria for valuing ongoing plans. The Company believed this represented a reasonable interim estimation methodology as there were reasonable arguments that could have been made that could have resulted in the final allowed claim amounts being either more or less than that reflected in the financial statements. The fourth quarter of 2004 charge was based on the final agreement with the PBGC which was approved by the Court in January 2005. Pursuant to the agreement with the PBGC, the Company and the PBGC agreed, among other things, that: (a) the Company will continue to sponsor the Company’s remaining pension plans (which primarily are in respect of hourly employees at Fabricated products facilities) and paid approximately $5.0 minimum funding contribution for these plans in March 2005; (b) the PBGC will have an allowed post-petition administrative claim of $14.0, which is expected to be paid upon the consummation of a plan of reorganization for the Company or the consummation of the KAAC/ KFC Plan, whichever comes first; and (c) the PBGC will have allowed pre-petition unsecured claims in respect of the Terminated Plans in the amount of $616.0, which will be resolved in the Company’s plan or plans of reorganization provided that the PBGC’s cash recovery from proceeds of the Company’s sale of its interests in and related to Alpart and QAL will be limited to 32% of the net proceeds distributable to holders of the Company’s Senior Notes, Sub Notes and the PBGC. However, certain contingencies have arisen in respect of the settlement with the PBGC. See Note 9 — Contingencies Regarding Settlement with the PBGC.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost
      The following table presents the components of net periodic benefit cost for the quarter and six month periods ended June 30, 2005 and 2004:

	Quarter Ended June 30,				Six Months Ended June 30,

	Pension		Medical/Life		Pension		Medical/Life
	Benefits		Benefits		Benefits		Benefits

	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$.2	$1.6	$—	$1.7	$.5	$3.1	$—	$3.5
Interest cost	.3	10.7	—	14.7	.6	21.5	—	29.4
Expected return on plan assets	(.3)	(8.0)	—	—	(.5)	(16.1)	—	—
Amortization of prior service cost	.1	.8	—	(5.6)	.1	1.7	—	(11.0)
Amortization of net (gain) loss	.1	1.8	—	6.3	.1	3.6	—	12.4

Net periodic benefit costs	.4	6.9	—	17.1	.8	13.8	—	34.3
Less discontinued operations reported separately	—	(2.2)	—	(3.9)	—	(4.5)	—	(8.9)

Defined benefit plans	.4	4.7	—	13.2	.8	9.3	—	25.4
401K (pension)/ VEBA (medical)	1.7	—	5.7	—	3.4	—	12.4	—

	$2.1	$4.7	$5.7	$13.2	$4.2	$9.3	$12.4	$25.4

      The periodic pension costs associated with the Terminated Plans that related to continuing operations were $4.2 and $8.4 for the quarter and six month periods ended June 30, 2004, respectively. The amount of 2004 periodic pension costs related to continuing operations that related to the Fabricated products segment was $2.6 in the quarter and $5.2 in the six month period and the balances related to the Corporate segment. The amount of 2004 net periodic medical benefit costs related to continuing operations that related to the Fabricated products segment was $6.3 in the quarter and $12.6 in the six month period with the remaining amounts being related to the Corporate segment.
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
      The Company recorded charges in respect of these plans (including the retroactive implementation) of $1.7 and $9.0 in the quarter and six month period ended June 30, 2005, respectively. Of such total amounts, approximately $1.4 and $2.8 is included in Cost of products sold (related to the Fabricated products segment) in the quarter and six month period ended June 30, 2005, respectively, and $.3 and $.6 is included in Selling, administrative, research and development and general expense (“SG&A”) (which amounts are equally split between the Corporate and Fabricated products segments) in the quarter and six month periods ended June 30, 2005. The amount ($5.6) related to the retroactive implementation (i.e., the 2004 portion) of the plans is reflected in Other operating charges (see Note 11).

Cash Flow
      Domestic Plans. As previously discussed, during the first three years of the Chapter 11 proceedings the Company did not make any further significant contributions to any of its domestic pension plans. However, as discussed above in connection with the PBGC settlement agreement, which was approved by the Court in January 2005, the Company paid approximately $5.0 in March 2005 and approximately $1.0 in July 2005 in respect of minimum funding contributions for retained pension plans and, will be required to pay an amount not to exceed approximately $14.0 at the earlier of the emergence of the Company or KAAC in respect of post-petition administrative claims of the PBGC. Any other payments to the PBGC are expected to be limited to recoveries under the Company’s plan(s) of reorganization and the Liquidating Plans.
      The amount related to the retroactive implementation of the defined contribution savings plans (see above) was paid in July 2005.
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
      Total charges associated with the VEBA during the quarter and six month periods ended June 30, 2005 were $5.7 and 12.4, respectively. Of these amounts, approximately $1.3 and 2.5 were recorded in Cost of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
products sold (related to the Fabricated products segment) with the remaining amounts being recorded in SG&A (related to the Corporate segment).
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
      Commitments. KACC has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 10), letters of credit, and guarantees. A significant portion of these commitments related to the Company’s interests in and related to QAL, which were sold on April 1, 2005 (see Note 4). KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey. During August 2005, the Company placed orders for certain equipment and/or services intended to augment the Company’s heat treat and aerospace capabilities at the Spokane, Washington facility in respect of which the Company expects to become obligated for costs likely to total in the range of $40.0, which will likely be incurred between the second half of 2005 and 2007, with the majority of such costs being incurred in 2006.
      Minimum rental commitments under operating leases at December 31, 2004, are as follows: years ending December 31, 2005 — $2.1; 2006 — $1.7; 2007 — $1.3; 2008 — $.7; 2009 — $.7; thereafter — $.3. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. Rental expenses , after excluding rental expenses of discontinued operations, were $3.1, $8.6 and $30.9 for the years ended December 31, 2004, 2003 and 2002, respectively. Rental expenses of discontinued operations were $4.9, $6.6 and $7.4 for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      Based on the Company’s evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 2005, the balance of such accruals was $53.6 (of which $30.8 was included in Liabilities subject to compromise — see Note 1).
      These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $19.6 during the second half of 2005, $.3 to $3.2 per year for the years 2006 through 2009 and an aggregate of approximately $29.2 thereafter. Approximately $20.2 of the adjustments to the environmental liabilities in 2003 (see below) that applied to non-owned property sites has been included in the after 2009 balance because such amounts are expected to be settled solely in connection with the Company’s plan of reorganization.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The June 30, 2005 accrual balance includes approximately $23.2 that was provided during 2003. Approximately $20.2 of the amount provided in 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of KACC’s environmental exposure at a number of non-owned sites. Under this agreement, among other things, KACC agreed to claims at such sites totaling $25.6 ($20.2 greater than amounts that had previously been accrued for these sites) and, in return, the governmental regulatory authorities have agreed that such claims would be treated as pre-Filing Date unsecured claims (i.e. liabilities subject to compromise). The Company recorded in 2003 the portion of the $20.2 accrual that relates to locations with operations ($15.7) in Other operating charges (benefits), net. The remainder of the accrual ($4.5), which relates to locations that have not operated for a number of years, was recorded in Other income (expense).
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
      The following tables present historical information regarding KACC’s asbestos, silica and coal tar pitch volatiles-related balances and cash flows:

	June 30,	December 31,
	2005	2004

Liability	$1,115.0	$1,115.0
Receivable(1)	966.1	967.0

	$148.9	$148.0

	Six Months Ended	Inception
	June 30, 2005	to Date

Payments made, including related legal costs	$—	$(355.7)
Insurance recoveries(2)	.9	267.1

	$.9	$(88.6)

(1)	The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC’s aggregate insurance coverage. Amounts are stated in nominal dollars and not discounted to present value as the Company cannot currently project the actual timing of payments or insurance recoveries particularly in light of the expected treatment of such items in any plan of reorganization that is ultimately filed. The Company believes that, as of June 30, 2005, it had received all insurance recoveries that it is likely to collect in respect of asbestos-related costs paid. See Note 1.

(2)	Excludes certain amounts paid by insurers into escrow accounts (in respect of future settlements) more fully discussed below.
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
      The timing and amount of future insurance recoveries continues to be dependent on the resolution of any disputes regarding coverage under the applicable insurance policies through the process of negotiations or

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
further litigation. However, the Company believes that substantial recoveries from the insurance carriers are probable. The Company estimates that at June 30, 2005 its remaining solvent insurance coverage was in the range of $1,400.0 - $1,500.0. Further, assuming that actual asbestos, silica and coal tar pitch volatile costs were to be the $1,115.0 amount now accrued (as discussed above) the Company believes that it would be able to recover from insurers amounts totaling approximately $967.0, and, accordingly the Company recorded in the fourth quarter of 2004 an approximate $500.0 increase in its personal injury-related insurance receivable. The foregoing estimates are based on, among other things, negotiations, the results of the litigation efforts discussed above and the advice of Heller Ehrman LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. While the Company considers the approximate $967.0 amount to be probable (based on the factors cited above) it is possible that facts and circumstances could change and, if such a change were to occur, that a material adjustment to the amount recorded could occur. Additionally, it should be noted that, if through the estimation process or negotiation, it was determined that a significantly higher amount of costs were expected to be paid in respect of asbestos, silica and coal tar pitch volatile claims: (a) any amounts in excess of $1,400.0 - $1,500.0 would likely not be offset by any expected incremental insurance recoveries and (b) it is presently uncertain to what extent additional insurance recoveries would be determined under GAAP to be probable in respect of expected costs between the $1,100.0 amount accrued at June 30, 2005 and total amount of estimated solvent insurance coverage available. Further, it is possible that, in order to provide certainty in respect of tort-related insurance recoveries, the Company and the insurers may enter into further settlement agreements establishing payment obligations of insurers to the trusts discussed in Note 1. Settlement amounts may be different from the face amount of the policies, which are stated in nominal terms, and may be affected by, among other things, the present value of possible cash receipts versus the potential obligation of the insurers to pay over time which could impact the amount of receivables recorded.
      Since the start of the Cases, KACC has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by the Court. In accordance with the Court approval, the insurers have paid certain amounts, pursuant to the terms of the approved escrow agreements, into funds (the “Escrow Funds”) in which KACC has no interest, but which amounts will be available for the ultimate settlement of KACC’s asbestos-related claims. Because the Escrow Funds are under the control of the escrow agents, who will make distributions only pursuant to a Court order, the Escrow Funds are not included in the accompanying consolidated balance sheet at June 30, 2005. In addition, since neither the Company nor KACC received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the Escrow Funds, neither the asbestos-related receivable nor the asbestos-related liability have been adjusted as a result of these transactions. As of June 30, 2005, the insurers had paid $13.8 into the Escrow Funds. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur.
      Hearing Loss Claims. During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8. As such, the Company recorded a $15.8 charge (in Other operating charges (benefits), net) in 2003 and a corresponding obligation (included in Liabilities subject to compromise — see Note 1). However, no cash payments by the Company are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company’s financial statements at June 30, 2005 in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.
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
      Labor Agreement. The Company previously disclosed that the labor agreement covering the USWA workers at KACC’s Spokane, Washington rolling mill and Newark, Ohio extrusion and rod rolling facility were set to expire in September 2005 and that KACC and representatives of the USWA had begun discussions regarding a new labor agreement. During June 2005, KACC and representatives of the USWA reached an agreement in respect of the labor agreements for such locations and the union members subsequently ratified the agreement. Additionally, new labor agreements were reached with USWA members at the Richmond, Virginia, and Tulsa, Oklahoma extrusion facilities. The new agreements at all of these locations commenced on July 1, 2005 and run through various expiration dates in 2010. The agreements provide for the following at each plant: a ratification-signing bonus; typical industry-level annual wage increases; an opportunity to share in plant profitability; and a continuation of benefits modeled along the lines of the settlement between the parties approved by the Bankruptcy Court in February 2005. The approximately $.9 of ratification signing bonuses have been expensed in the second quarter of 2005 since that is when ratification occurred (included in Cost of products sold ).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contingencies Regarding Settlement with the PBGC. As more fully described in Note 8, in response to the January 2004 Debtors’ motion to terminate or substantially modify substantially all of the Debtors’ defined benefit pension plans, the Court ruled that the Company had met the factual requirements for distress termination as to all of the plans at issue. The PBGC appealed the Court’s ruling. However, as more fully discussed in Note 8, during the pendency of the PBGC’s appeal, the Company and the PBGC reached a settlement under which the PBGC agreed to assume the Terminated Plans. The Court approved this settlement in January 2005. The Company believed that, subject to its plan(s) of reorganization and the Liquidating Plans complying with the terms of the PBGC settlement, all issues in respect of such matters were resolved. However, despite the settlement with the PBGC, the intermediate appellate court proceeded to consider the PBGC’s earlier appeal and issued a ruling dated March 31, 2005 affirming the Court’s rulings regarding distress termination of all such plans. If the current appellate ruling became final, it is possible that the remaining defined benefit plans would be assumed by the PBGC. The PBGC appealed the intermediate appellate court’s ruling in May 2005. However, the Company and the PBGC have continued to discuss a settlement of this matter. It is possible that revisions to the existing settlement will occur. Pending a final resolution of this matter, the Company’s existing settlement with the PBGC remains in full force and effect. The Company cannot predict what, if any, impacts may result from the appeal or negotiations, except that the Company continues to believe that any outcome would not be less favorable (from a cash perspective) than the terms of the PBGC settlement. However, if the remaining defined benefit pension plans were to be terminated, it would likely result in a non-cash charge of approximately $6.0-$7.0.
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

10.	Derivative Financial Instruments and Related Hedging Programs
      In conducting its business, KACC has historically used various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. KACC has historically entered into hedging transactions from time to time to limit its exposure resulting from (1) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. As KACC’s hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in the hedging activities (except the impact of those contracts discussed below which have been marked to market) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the six months ended June 30, 2004 and 2005 that contained fixed price terms were (in millions of pounds) 54.2 and 69.8, respectively.
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
      At June 30, 2005, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last half of 2005 and for the period 2006 — 2009 totaling approximately (in millions of pounds): 2005: 94.0, 2006: 79.0, 2007: 66.0, 2008: 35.0, and 2009: 25.0.
      The following table summarizes KACC’s material derivative positions at June 30, 2005:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option sale contracts	1/06 through 12/11	105.9	$—
Fixed priced purchase contracts	7/05 through 12/05	18.1	.5

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm GBP)	Value

Pounds Sterling —
Option purchase contracts	10/05 through 12/06	52.5	$.2
Fixed priced purchase contracts	7/05 through 12/06	63.0	(1.5)
      The above table excludes certain aluminum option sales contracts whose positions were liquidated prior to their settlement date during the six months ended June 30, 2005. A net loss associated with these liquidated positions was deferred and is being recognized over the period during which the underlying transactions to which the hedges related are expected to occur. As of June 30, 2005, the remaining unamortized net loss was approximately $1.1.
      Hedging activities during 2005 (all of which were attributable to continuing operations) resulted in a net loss of approximately $1.3 for both the quarter and six month period ended June 30, 2005. Hedging activities during the quarter and six month periods ended June 30, 2004 resulted in a net loss of approximately $.7 for the quarter and a net loss of approximately $3.7 for the six month period. As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, hedging activities in 2004 were deemed to be fully attributable to the Company’s commodity-related operations and are reported in Discontinued operations.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Operating Charges and Other Income Expense
      Other Operating Charges. The income (loss) impact associated with other operating charges for the six month period ended June 30, 2005, included a charge totaling $5.6 associated with the 2004 portion of the Company’s defined contribution plans, which were implemented in March 2005 (see Note 8 — Fabricated products business unit: $5.2 and Corporate: $.4) and a charge totaling $.6 related to termination of the Houston, Texas administrative office lease in connection with the combination of the Corporate headquarters into the existing Fabricated products headquarters.
      Other Income (Expense). Other income (expense) for the quarter and six month periods ended June 30, 2004 includes a gain of approximately $6.3 which resulted from the settlement of outstanding obligations of a former affiliate offset, in part, by a $1.4 adjustment to the environmental liabilities (see Note 9).

12.	Key Employee Retention Program
      In June 2002, the Company adopted a key employee retention program (the “KERP”), which was approved by the Court in September 2002. The KERP is a comprehensive program that is designed to provide financial incentives sufficient to retain certain key employees during the Cases. The KERP includes six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing supplemental employee retirement plan (“SERP”) and a long-term incentive plan. Under the KERP, retention payments commenced in September 2002 and were paid every six months through March 31, 2004, except that 50% of the amounts payable to certain senior officers (totaling approximately $1.7) were withheld until the Debtors emerge from the Cases or as otherwise agreed pursuant to the KERP. During the six months ended June 30, 2004, the Company recorded charges of $1.5 (included in Selling, administrative, research and development, and general) related to the KERP. The severance and change in control plans, which are similar to the provisions of previous arrangements that existed for certain key employees, generally provide for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved. The completion incentive plan generally provided for payments that reduced over time to certain senior officers depending on the elapsed time until the Debtors emerged from the Cases. Based on the Debtors latest belief that it will not emerge before the fourth quarter of 2005, the amount of the completion incentive is expected to be $0. The SERP generally provides additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees are not subsequently terminated for cause or voluntarily terminate their employment prior to reaching their retirement age. The long-term incentive plan generally provides for incentive awards to key employees based on an annual cost reduction target. Payment of such awards generally will be made: (a) 50% when the Debtors emerge from the Cases and (b) 50% one year from the date the Debtors emerge from the Cases. At June 30, 2005, approximately $9.1 was accrued in respect of the KERP long-term incentive plan.

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

14.	Segment and Geographical Area Information
      The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company, through its wholly owned subsidiary, KACC, operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company has sold substantially all of its commodities operations (including the Company’s interests in and related to QAL which were sold on April 1, 2005). The balances and results in respect of such operations are now considered discontinued operations (see Note 4 and 5). The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.
      The Company’s operations are organized and managed by product type. The Company’s operations, after the discontinued operations reclassification, include two operating segments of the aluminum industry and the corporate segment. The two aluminum industry segments are: Fabricated products and Primary aluminum. The Fabricated products business unit sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for the automotive, aerospace and general engineering end-use applications. The Primary aluminum business unit produces commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of KACC’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges (benefits), net. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information regarding segments.
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
      Financial information by operating segment, excluding discontinued operations, for the quarter and six month periods ended June 30, 2005 and 2004, is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net Sales:
Fabricated Products	$227.4	$198.3	$471.8	$377.0
Primary Aluminum	35.5	31.8	72.5	63.3

	$262.9	$230.1	$544.3	$440.3

Segment Operating Income (Loss):
Fabricated Products	$14.0	$7.5	$38.2	$8.8
Primary Aluminum	6.9	4.4	11.7	8.5
Corporate and Other	(14.3)	(16.3)	(26.7)	(32.0)
Other Operating Charges — Note 11	—	—	(6.2)	—

	$6.6	$(4.4)	$17.0	$(14.7)

	Quarter
	Ended		Six Months
	June 30,		Ended June 30,

	2005	2004	2005	2004

Depreciation and amortization:(1)
Fabricated Products	$5.0	$5.3	$9.9	$10.7
Corporate and Other	.2	.2	.2	.3

	$5.2	$5.5	$10.1	$11.0

(1)	Depreciation and amortization expense excludes depreciation and amortization expense of discontinued operations of $5.6 and $11.7 for the quarter and six month periods ended June 30, 2004, respectively.

	Quarter		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Income taxes paid:(1)
Fabricated Products —
United States	$—	$—	$—	$—
Canada	.6	—	2.4	—

	$.6	$—	$2.4	$—

(1)	Income taxes paid exclude foreign income tax paid by discontinued operations of $1.7 and $3.3 for the quarters ended June 30, 2005 and 2004, respectively, and $10.4 and $4.4 for the six month periods ended June 30, 2005 and 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      In addition to KAC and KACC, the Debtors include the following subsidiaries: Kaiser Bellwood Corporation (“Bellwood”), Kaiser Aluminium International, Inc. (“KAII”), Kaiser Aluminum Technical Services, Inc. (“KATSI”), Kaiser Alumina Australia Corporation (“KAAC”) (and its wholly owned subsidiary, Kaiser Finance Corporation (“KFC”)), Kaiser Bauxite Company (“KBC”), Kaiser Jamaica Corporation (“KJC”), Alpart Jamaica Inc. (“AJI”), Kaiser Aluminum & Chemical of Canada Limited (“KACOCL”) and 15 other entities with limited balances or activities.
      Case Administration. Two creditors’ committees, one representing the unsecured creditors (the “UCC”) and the other representing the asbestos claimants (the “ACC”), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”) with whom the Debtors have negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the Court-appointed legal representatives for (a) potential future asbestos claimants (the “Asbestos Futures’ Representative”) and (b) potential future silica and coal tar pitch volatile claimants (the “Silica/CTPV Futures’ Representative” and, collectively with the Asbestos Futures’ Representative, the “Futures’ Representatives”), have played and will continue to play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures’ Representatives, including those of their counsel and other advisors.

      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which was set to expire June 30, 2005. A motion to further extend the exclusivity period for all Debtors through September 30, 2005 was filed with the Court in late June 2005. By filing the motion to extend the exclusivity period, the exclusivity period is automatically extended until the regularly scheduled August 29, 2005 omnibus hearing. No objections to the Debtors’ motion were filed by the applicable deadline and the Debtors’ have requested that the Court approve the motion without a hearing. While the Debtors expect the motion to be approved by the Court, no assurances can be given as to such approval. Additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Court. As more fully discussed below, KAC, KACC and the other Debtors that together include the Fabricated products operations and Anglesey, filed a plan and disclosure statement in June 2005. If the such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan within the applicable time period under the Court approved extension (and subsequent extensions granted by the Court, if any), other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.
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
      During November 2004, four of KACC’s commodity-related subsidiaries (AJI, KJC, KAAC and KFC, collectively, the “Liquidating Subsidiaries”) filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are separately referred to as the “AJI/KJC Plan” and the “KAAC/KFC Plan” and collectively as the “Liquidating Plans”). Under the Liquidating Plans, the assets of those entities, consisting primarily of the net cash proceeds received by them in connection with the sales of their commodities interests, will be transferred to liquidating trusts, whereupon the Liquidating Subsidiaries will be dissolved. The liquidating trusts will then make distributions to the creditors of the Liquidating Subsidiaries in accordance with the Liquidating Plans. The Liquidating Plans outline the specific treatment of creditors and their estimated recoveries in respect of the Liquidating Subsidiaries under several possible scenarios. The Liquidating Plans, state that, based on the various assumptions and estimates set forth therein, it was anticipated that: (1) the Liquidating Subsidiaries would have an aggregate of approximately $673.8 million of cash available for distribution to creditors when the Liquidating Plans became effective; and (2) after payment of priority claims and trust expenses (initial reserves for both of which were estimated to be in the range of $37.0 million to $46.0 million), and payments to KACC under the Intercompany Settlement Agreement (“Intercompany Agreement”) (see discussion below) the Liquidating Subsidiaries would distribute available cash to the following claimholders in the following amounts ( in millions):

KACC’s Senior Notes and Senior Subordinated Notes	$390.7 to $421.8
PBGC	$187.6 to $198.5
State of Louisiana Solid Waste Revenue Bonds	$0.0 to $8.0
      The foregoing estimates were based on a number of assumptions, including the assumption that the Liquidating Plans would become effective on April 30, 2005. However, as further discussed below, the Liquidating Plans have not been confirmed by the Court or become effective. As such, changes may occur to the amounts available as interest income accrues, as expenses continue and as facts and circumstances change. The Liquidating Subsidiaries have not determined the potential distributions to claimholders based under another set of assumptions and believe it is impractical to do so. As indicated below, no assurances can be given as to the amount or timing of distributions that will ultimately be made to claimholders of the Liquidating Subsidiaries.

      The Liquidating Plans as filed with the Court provided that $16.0 million of payments were to be made for the benefit of holders of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) if, and only if, the holders of both (a) KACC’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) and (b) the Sub Notes, approved the plans. If either the holders of the Senior Notes or the Sub Notes failed to accept the Liquidating Plans, the Court will determine distributions to such holders. Holders of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”) were not allowed a vote on the Liquidating Plans but would receive up to $8.0 million if the Liquidating Plans were accepted by the Senior Notes and, unless the holders of the Senior Notes agree, all holders of the Senior Notes receive the identical treatment under the Liquidating Plans. If the Liquidating Plans were not accepted by the holders of the Senior Notes then, pursuant to the Liquidating Plans, the Court was to determine the distributions to the Revenue Bonds. Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes.
      As previously disclosed, a group of holders of the Sub Notes (the “Sub Note Group”) has formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group is asserting that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinate to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both Sub Notes and KACC’s 9 7/8% Senior Notes has made a similar assertion, but at the same time, maintains that a portion of KACC’s 9 7/8% Senior Notes holders’ claims against the subsidiary guarantors are contractually senior to the Sub Notes holders’ claims against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries. As indicated above, the Liquidating Plans provided that, if both the holders of the Senior Notes and the holders of the Sub Notes do not approve the Liquidating Plans, then the Court would determine the appropriate allocation to these groups under the Liquidating Plans. While the Company cannot currently predict which position may ultimately prevail, based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and KACC’s 9 7/8% Senior Notes and the assumptions and estimates upon which the Liquidating Plans are based, if the Sub Notes were to prevail, the Liquidating Plans indicated that it is possible that the holders of the Sub Notes could receive between approximately $67.0 million and approximately $215.0 million depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of the Senior Notes were to prevail, then it is possible that the holders of the Sub Notes would receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the subsidiary guarantors (including the Liquidating Subsidiaries). The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group, when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.
      The Court approved the disclosure statements related to the Liquidating Plans in February 2005. In April 2005, voting results on the Liquidating Plans were filed with the Court by the Debtors’ claims agent. Based on these results, the Court determined that a sufficient volume of creditors (in number and amount) had voted to accept the Liquidating Plans to permit confirmation proceedings with respect to the Liquidating Plans to go forward even though the filing by the claims agent also indicated that holders of the Sub Notes, as a group, voted not to accept the Liquidating Plans. Accordingly, as discussed above, the Court has conducted a series of evidentiary hearings to determine the allocation of distributions among holders of the Senior Notes and the Sub Notes. In connection with those proceedings to date, the Court has determined that the allocation to the Revenue Bonds would be up to $8.0 million and has ruled against the position asserted by the separate group that holds both 9 7/8% Senior Notes and the Sub Notes. The Court has not ruled in respect of the position asserted by the Sub Note Group. All briefing, evidentiary and other proceedings before the Court have been completed and the parties await the Court’s ruling on these matters. All such rulings in respect of these matters will be subject to appeal. There can be no assurance as to whether or when the Liquidating Plans will be confirmed by the Court or ultimately consummated or, if confirmed and consummated, as to the amount of distributions to be made to individual creditors of the Liquidating Subsidiaries or KACC, or what impact any such resolution may have on the Company and its ongoing reorganization efforts. The Liquidating Plans relate exclusively to AJI, KJC, KAAC and KFC and will have no impact on the normal, ongoing operations of the Company’s Fabricated products business unit or other continuing operations.
      The above amounts are net of payments that are to be made by AJI, KJC and KAAC to KACC in respect of pre-petition and post-Filing Date intercompany claims pursuant to the Intercompany Agreement that was approved by the Court in February 2005. The Intercompany Agreement also resolves substantially all other pre-and post-petition intercompany claims between the Debtors. The Intercompany Agreement provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alumina Partners of Jamaica (“Alpart”) and QAL to KACC of at least $90.0 million in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for (1) net cash flows funded by or collected by KACC related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be approximately $21.0 million collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $20.0 million range collected by the Company thru June 30, 2005); and (c) third party costs and certain limited overhead of KACC’s activities related to the sale of AJI’s, KJC’s and KAAC’s respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to KACC’s sale of its interests in Alpart. As provided under the Intercompany Agreement, KACC was reimbursed for approximately $14.5 million of payments made in the third quarter of 2004 to retire Alpart-related debt and $28.0 million in November 2004 as a partial payment of Alpart-related sales proceeds. The Intercompany Agreement calls for the remaining payments to be made in specific increments to KACC upon the effective dates of the Liquidating Plans.
      It is anticipated that KBC will be dealt with either separately or in concert with the KACC plan of reorganization as more fully discussed below.
      Entities Containing the Fabricated Products and Certain Other Operations. Under the Code, claims of individual creditors must generally be satisfied from the assets of the entity against which that creditor has a lawful claim. The claims against the entities containing the Fabricated products and certain other operations will have to be resolved from the available assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey Aluminium Limited (“Anglesey”) and proceeds to be received by such entities from the Liquidating Subsidiaries under the Intercompany Agreement. Sixteen of the Debtors have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which were resolved pursuant to the Intercompany Agreement). The Company has previously disclosed that it believed that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.
      As previously disclosed, while the Company’s objective has been (and continues to be) to achieve the highest possible recoveries for all stakeholders, consistent with the Debtors’ abilities to pay, and to continue the operations of their core businesses, no assurances could be given as to the Company’s ability to achieve this objective. In fact, the Debtors have previously stated that their belief has been (and continues to be) that, in the aggregate, it was likely that their liabilities would be found to significantly exceed the fair value of their assets and that, therefore, the Debtors believed that, with limited exceptions, it was likely that substantially all pre-Filing Date claims would be settled at less than 100% of their face value and the equity interests of the Company’s stockholders would be cancelled without consideration.
      In June 2005 KAC, KACC and 19 of KACC’s subsidiaries (collectively, the “Remaining Debtors”) filed a plan of reorganization (the “Kaiser Aluminum Plan”) and related disclosure statement (the “Kaiser Aluminum Disclosure Statement”) with the Court. The Kaiser Aluminum Disclosure Statement is subject to approval by the Court at a hearing currently scheduled for September 1, 2005. Further, certain provisions of the Kaiser Aluminum Plan regarding the treatment of asbestos and other personal injury claims remain under negotiations. Once the Kaiser Aluminum Disclosure Statement is approved and the Kaiser Aluminum Plan is finalized, the Kaiser Aluminum Plan must be voted on and approved by creditors in accordance with the Code and ultimately confirmed by the Court. In addition, approval must be obtained from the United States District Court regarding the treatment of asbestos personal injury claims in the Kaiser Aluminum Plan.
      The Kaiser Aluminum Plan would, in general, consistent with previously disclosed agreements and understandings reached with key creditor constituents, resolve substantially all pre-Filing Date liabilities of the Remaining Debtors under a single joint plan of reorganization. In summary, the Kaiser Aluminum Plan provides for the following principle elements:

(a) All of the equity interests of existing stockholders of the Company would be cancelled without consideration.

(b) All post-petition and secured claims would either be assumed by the emerging entity or paid at emergence (see “Exit Cost” discussion below);

(c) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in consideration for the agreed cancellation of the retiree medical plan, as more fully discussed in Note 8 of Notes to Interim Consolidated Financial Statements, KACC is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and has agreed thereafter to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs would receive a contribution of 66.9% of the new common stock of the emerged entity.

(d) The PBGC will receive a cash payment of $2.5 million and 10.8% of the new common stock of the emerged entity in respect of its claims against KACOCL. In addition, as described in (f) below, the PBGC will receive shares of new common stock based on its direct claims against the Remaining Debtors (other than KACOCL) and its participation, indirectly through the KAAC/ KFC Plan in claims of KFC against KACC , which the Company currently estimates will result in the PBGC receiving an additional 5.4% of the new common stock of the emerged entity (bringing the PBGC’s total ownership percentage of the new entity to approximately 16.2%). The $2.5 million cash payment discussed above is in addition to the cash amounts the Company has agreed to pay to the PBGC at or before emergence (see Note 8 of Notes to Interim Consolidated Financial Statements) and that the PBGC will receive from the Liquidating Subsidiaries under the Liquidating Plans.

(e) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 million in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) the new common stock of the emerged entity to be issued as per (f) below in respect of approximately $830.0 million of intercompany claims of KFC against KACC that are to be assigned to the trust, which the Company currently estimates will result in the trusts receiving approximately 6.4% of the new common stock of the emerged entity; and

(f) Other pre-petition general unsecured claims against the Remaining Debtors (other than KACOCL) are to receive approximately 22.3% of the new common stock of the emerging entity in the proportion that their allowed claim bears to the total amount of allowed claims. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC (other than the PBGC’s claim against KACOCL), (ii) the approximate $830.0 of intercompany claims that will be assigned to the personal injury trust(s) referred to in (e) above, and (iii) all unsecured trade and other general unsecured claims, including approximately $276.0 million of intercompany claims of KFC against KACC. However, holders of general unsecured claims not exceeding a specified small amount will receive a cash payment equal to approximately 2.7% of their agreed claim value in lieu of new common stock. In accordance with the contractual subordination provisions of the indenture governing the Sub Notes and terms of the settlement between the holders of the Senior Notes and the holders of the

Revenue Bonds, the new common stock or cash that would otherwise be distributed to the holders of the Sub Notes in respect of their claims against the Debtors would instead be distributed to holders of the Senior Notes and the Revenue Bonds on a pro rata basis based on their relative allowed amounts of their claims.

      No assurance can be given that the Kaiser Aluminum Plan will ultimately receive the necessary approvals by creditors or be confirmed by the Bankruptcy Court, or that the transactions contemplated by the Kaiser Aluminum Plan will ultimately be consummated. The Company’s ability to ultimately emerge from the Cases is subject to a number of factors, including, among others, inherent market-related risks, Court approval for various matters and the approval of a disclosure statement and confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be confirmed. Further, the specific recoveries of individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the outcome of ongoing discussions with the key creditor constituencies, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law. However, assuming there are no unexpected delays in the approval of the disclosure statement and Kaiser Aluminum Plan, it is possible the Company could emerge from Chapter 11 during the fourth quarter of 2005.
      The foregoing disclosure is not intended to be, nor should it be construed to be, a solicitation for a vote on the Kaiser Aluminum Plan.
      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $[60.0 million to $80.0 million]. KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 6 of Notes to Interim Consolidated Financial Statements). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurance can be given in this regard.
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
      Disposition of Commodity-Related Assets. In connection with the previously disclosed plan to explore and, if appropriate, dispose of the Company’s commodity-related interests, the Company has completed the disposition of its interests in and related to: (a) the Tacoma, Washington smelter in February, 2003, (b) the Mead, Washington smelter in June 2004, (c) Alpart in July 2004, (d) Gramercy/KJBC in October 2004, (e) Valco in October 2004, and (f) QAL in April 2005. Completion of these transactions represents a significant step towards the Company’s planned emergence from Chapter 11 primarily as a fabricated products company. See Note 5 of Notes to Interim Consolidated Financial Statements for details regarding the individual dispositions.
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
      Labor Agreement. The Company previously disclosed that the labor agreement covering the USWA workers at KACC’s Spokane, Washington rolling mill and Newark, Ohio extrusion and rod rolling facility were set to expire in September 2005 and that KACC and representatives of the USWA had begun discussions regarding a new labor agreement. During June 2005, KACC and representatives of the USWA reached an agreement in respect of the labor agreements for such locations and the union members subsequently ratified the agreement. Additionally, new labor agreements were reached with USWA members at the Richmond, Virginia, and Tulsa, Oklahoma extrusion facilities. The new agreements at all of these locations commenced on July 1, 2005 and run through various expiration dates in 2010. The agreements provide for the following at each plant: a ratification-signing bonus; typical industry-level annual wage increases; an opportunity to share in plant profitability; and a continuation of benefits modeled along the lines of the settlement between the parties approved by the Bankruptcy Court in February 2005. The approximately

$.9 million of ratification signing bonuses have been expensed in the second quarter of 2005 since that is when ratification occurred (included in Cost of Products Sold).
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

      The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and six month periods ended June 30, 2005 and 2004. The following data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained elsewhere herein. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In millions of dollars,
	except shipments and prices)
Shipments (mm lbs):
Fabricated Products	118.1	114.6	244.5	223.1
Primary Aluminum	38.5	38.4	76.9	77.2

	156.6	153.0	321.4	300.3

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$1.93	$1.73	$1.93	$1.69
Primary Aluminum(2)	$.92	$.83	$.94	$.82
Net Sales:
Fabricated Products	$227.4	$198.3	$471.8	$377.0
Primary Aluminum	35.5	31.8	72.5	63.3

Total Net Sales	$262.9	$230.1	$544.3	$440.3

Segment Operating Income (Loss):(3)
Fabricated Products	$14.0	$7.5	$38.2	$8.8
Primary Aluminum	6.9	4.4	11.7	8.5
Corporate and Other	(14.3)	(16.3)	(26.7)	(32.0)
Other Operating Charges(4)	—	—	(6.2)	—

Total Operating Income (Loss)	$6.6	$(4.4)	$17.0	$(14.7)

Discontinued Operations	$368.3	$39.0	$378.9	$(2.4)

Net Income (Loss)	$361.7	$24.2	$370.0	$(39.8)

Capital Expenditures (excluding discontinued operations)	$4.8	$1.0	$8.6	$2.6

(1)	Average realized prices for the Company’s Fabricated products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business — Business Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Average realized prices for the Company’s Primary aluminum business unit exclude hedging revenues.

(3)	The Company changed its segment presentation in 2004 to eliminate the “Eliminations” segment as the primary purpose for such segment was to eliminate intercompany profit on sales by the Primary aluminum and Bauxite and alumina business units substantially all of which are now considered Discontinued operations. Eliminations not representing Discontinued operations are now included in segment results. Operating results for the Primary aluminum business unit in quarter and six month periods ended June 30, 2004 are after the elimination of $.5 and $.7, respectively. Also, see Part I, Item 1. “Business — Business Operations” in the Company’s Annual Report on From 10-K for the year ended December 31, 2004 for a discussion of changes to the Primary aluminum business unit.

(4)	See Note 11 of Notes to Interim Consolidated Financial Statements for a discussion of the components of Other operating charges and the business segment to which the items relate.
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
      During the six months ended June 30, 2004, the average London Metal Exchange transaction price (“LME price”) per pound of primary aluminum was $.75 per pound. During the six months ended June 30, 2005, the average LME price per pound for primary aluminum was $.84. At July 31, 2005, the LME price was approximately $ .84 per pound.

Quarter and Six Months Ended June 30, 2005 Compared to Quarter and Six Months Ended June 30, 2004
      Summary. The Company reported net income of $361.7 million, $4.54 of basic income per common share, for the quarter ended June 30, 2005, compared to net income of $24.2 million, $.30 of basic income per common share, for the quarter ended June 30, 2004. For the six months ended June 30, 2005, the Company reported net income of $370.0 million, $4.64 of basic income per common share, compared to a net loss of $39.8 million, $.50 of basic loss per common share, for the same period in 2004. However, basic income (loss) per common share may not be meaningful, because as a part of a plan of reorganization, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.
      Net sales in the second quarter of 2005 totaled $262.9 million compared to $230.1 million in second quarter of 2004. Net sales for the six month period ended June 30, 2005 totaled $544.3 million compared to $440.3 million for the six month period ended June 30, 2004.
      Fabricated Aluminum Products. Net sales of fabricated products increased by 15% during the second quarter of 2005 as compared to the same period in 2004 primarily due to a 3% increase in shipments and a 12% increase in average realized prices. For the six month period ended June 30, 2005, net sales of fabricated products increased by approximately 24% as compared to the same period in 2004, primarily due to a 10% increase in shipments and a 14% increase in average realized prices. Current period shipments were higher than 2004 shipments as a result of improved demand, especially products for the aerospace market. The increase in the average realized price reflects an favorable mix of products sold, stronger demand, and higher underlying metal prices.
      Segment operating results (before Other operating charges, net) for the quarter and six month period ended June 30, 2005 improved over the comparable periods in 2004 primarily due to the improved mix of products, shipments and pricing noted above offset, in part, by higher natural gas prices and freight costs. Segment operating results for the quarter and six month periods ended June 30, 2005 were also better than the comparable prior year periods as a result of lower charges for legacy pension and retiree medical-related charges (see Note 8 of Notes to Interim Consolidated Financial Statements). Segment operating results in future periods may not be as strong as those generated in the first half of 2005 as the product mix in future quarters in 2005 may not be as favorable as that experienced in the first half of 2005. Segment operating results for 2005 and 2004 include gains (losses) on intercompany hedging activities with the Primary aluminum business unit totaling $(1.5) million and $2.5 million for the quarter and six month periods ended June 30, 2005 and $1.5 million and $2.8 million for the quarter and six month period ended June 30, 2004. These amounts eliminate in consolidation.
      Segment operating results for 2005, discussed above, exclude defined contribution savings plan charges of approximately $5.2 million (see Note 11 of Notes to Interim Consolidated Financial Statements).
      Primary aluminum. The activities of the Primary aluminum business unit consist of the Company’s interests in and related to Anglesey and primary aluminum hedging-related activities. Third party net sales of primary aluminum increased 12% during the second quarter of 2005 as compared to the same period in 2004 primarily as a result of an 11% increase in third party average realized prices. For the six month period ended June 30, 2005, net sales of primary aluminum increased by approximately 15% compared to the same period in 2004 primarily as a result of a 15% increase in third party average realized prices. The increases in the average realized prices were primarily due to the increases in primary aluminum market prices.
      Segment operating results for 2005 improved over 2004 primarily due to the increase in prices discussed above. Segment operating results for 2005 and 2004 include gains (losses) on intercompany hedging activities with the Fabricated products business unit totaling $1.5 million and $(2.5) million for the quarter and six month periods ended June 30, 2005 and $(1.5) million and $(2.8) million for the quarter and six month periods ended June 30, 2004. These amounts eliminate in consolidation.
      Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses that are not allocated to the Company’s business segments. In the second quarter of 2005, corporate operating costs were comprised of approximately $9.1 million of expenses related to ongoing operations and approximately $5.2 million of retiree related expenses. In the second quarter of 2004, Corporate operating costs consisted of expenses related to ongoing operations of approximately $6.2 million and $10.1 million of retiree related expenses. For the six month period ended June 30, 2005, Corporate operating costs were comprised of approximately $15.2 million of expenses related to ongoing operations and approximately $11.5 million of retiree related expenses. In the six month period ended June 30, 2004, Corporate operating costs were comprised of approximately $13.7 million of expenses related to ongoing operations and approximately $18.3 million of retiree related expenses. The increase in expenses related to ongoing operations in the second quarter of 2005 compared to the second quarter of 2004 was due to primarily to professional fees associated with the Company’s initiatives to comply with the Sarbanes Oxley Act of 2002 by December 31, 2006 and, to a lesser degree, to employee related costs associated with the corporate headquarters being moved from Houston, Texas to Foothill Ranch, California. The increase in expenses related to ongoing operations for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 was due to increases in salary, professional and other corporate expenses for the reasons described above, offset by the fact that key personnel ceased receiving retention payments as of the end of the first quarter of 2004 pursuant to the Company’s key employee retention program (see Note 12 of Notes to Interim Consolidated Financial Statements). The decline in retiree related expenses is primarily attributable to the termination of the Inactive Pension Plan and the Kaiser Aluminum Pension Plan in third quarter of 2004 (see Note 8 of Notes to Interim Consolidated Financial Statements).
      Corporate operating results for the six month period ended June 30, 2005, discussed above, exclude defined contribution savings plan charges of approximately $.4 million and a $.6 million charge related to the Houston, Texas administrative offices’ lease (see Note 11 of Notes to Interim Consolidated Financial Statements).
      The Company’s Corporate costs include amounts attributable to the commodity interests and disposition activities thereto as well as substantial costs associated with the Cases and preparing for emergence. Once all the related activities are completed, the Company expects there will be a substantial decline in Corporate and other costs. However, certain of these restructuring activities will have adverse short term cost consequences.
      Discontinued Operations. Discontinued operations in 2005 include the operating results of the Company’s interests in and related to QAL, which were sold as of April 1, 2005. Discontinued operations in 2004 include, in addition to the operating results attributable to the Company’s interests in and related to QAL, the operating results of the commodity interests (Valco, Mead, Alpart and Gramercy/ KJBC) that were sold during 2004. Results for discontinued operations for the quarter ended June 30, 2005 improved approximately $329.0 million over the comparable period in 2004. The improvement resulted primarily from the larger gain on the sale of the QAL-related interests (approximately $366.0 million) in 2005 compared to 2004 when only the Mead facility had been sold by June 30, 2004 for $24.0 million. This impact was offset, in part, by the operating results of commodity interests sold in 2004 that did not recur in 2005: (a) $20.0 million of Alpart operating income, (b) $5.0 million of Valco operating losses, and (c) $5.0 million of Mead operating losses.
      Results from discontinued operations for the six month period ended June 30, 2005 improved approximately $381.0 million over the comparable period in 2004. The primary factor for the improved results was the larger gain on sale of commodity-related interests discussed above. The balance of the improvement resulted primarily from the avoidance of losses by commodity-related interests during the first six months of 2004 including: a $33.0 million Valco-related impairment charge, $8.0 of Valco operating losses, $11.0 million of Mead operating losses, $7.0 million of Gramercy/ KJBC operating losses and $3.0 million of hedging losses related to discontinued operations. These affects were partially offset by $24.0 million of Alpart-related operating income during the first six months of 2004 and improved QAL-related results of approximately $3.0 million.
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
      Operating Activities. During the first six months of 2005, Fabricated products operating activities provided approximately $30.0 million of cash. This amount compares with the first six months of 2004 when Fabricated products operating activities provided approximately $1.0 million of cash. Cash provided by Fabricated products in 2005 was primarily due to improved operating results associated with improving demand for fabricated aluminum products. Working capital change in 2005 was modest. Cash provided by Fabricated products in 2004 was primarily due to improved operating results offset by increases in working capital associated with improving demand for fabricated aluminum products. The foregoing analysis of fabricated products cash flow excludes consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the “legacy” costs that the Company internally categorizes as a corporate cash outflow. See Corporate and other operating activities below.
      Cash flows attributable to the Company’s interests in and related to Anglesey provided approximately $13.0 million and $10.0 million in 2005 and 2004, respectively. The increase in cash flows between 2005 and 2004 is primarily attributable to timing of payments and receipts.
      Corporate and other operating activities (including all of the Company’s “legacy” costs) utilized approximately $52.0 million and $61.0 million of cash in 2005 and 2004, respectively. Cash outflows from Corporate and other operating activities in 2005 and 2004 included: (a) approximately $12.0 million and $40.0 million, respectively, in respect of retiree medical obligations and VEBA funding for all former and current operating units; (b) payments for reorganization costs of approximately $20.0 million and $12.0 million, respectively; and (c) payments in respect of General and Administrative costs totaling approximately $13.0 million and $13.0 million, respectively.
      In 2005, Discontinued operation activities provided $20.0 million of cash. This compares with 2004 when Discontinued operation activities provided $32.0 million of cash. The decrease in cash provided by Discontinued operations in 2005 over 2004 resulted primarily from an increase in foreign tax payments of $6.0 million and a decrease in favorable operating results due to the sale of substantially all of the commodity interests in the second half of 2004. The remaining commodity interests were sold as of April 1, 2005.

      Investing Activities. Total capital expenditures for Fabricated products were $8.6 million and $1.2 million for the six month periods ended June 30, 2005 and 2004, respectively. The capital expenditures were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total capital expenditures for Fabricated products are currently expected to be in the $30.0 million — $35.0 million range in 2005 and in the $50.0 million — $60.0 million range in 2006. The higher level of capital spending expected to occur in 2005 and 2006 will primarily be to augment the Company’s heat treat and aerospace capabilities at the Spokane, Washington facility. The level of capital expenditures may be adjusted from time to time depending on the Company’s business plans, price outlook for metal and other products, KACC’s ability to maintain adequate liquidity and other factors.
      Total capital expenditures for Discontinued operations were $3.2 million in the quarter ended June 30, 2004 (of which $1.0 million was funded by the minority partners in certain foreign joint ventures).
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
      The Company and KACC currently believe that the cash and cash equivalents, cash flows from operations, cash proceeds from the Intercompany Agreement and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its obligations during the expected pendency of the Cases. At July 31, 2005, there were no outstanding borrowings under the DIP Facility. There were approximately $17.3 million of letters of credit outstanding under the DIP Facility at July 31, 2005, and there were approximately $.8 million of outstanding letters of credit that had been issued under the Replaced Facility for which the Company had deposited cash of $.9 million as collateral. The outstanding letters of credit under the Replaced Facility are expected to be replaced with letters of credit issued under the DIP Facility during the second half of 2005, at which time, the applicable cash collateral will be refunded to the Company.
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
New Accounting Pronouncements
      The section “New Accounting Pronouncements” from Note 2 of Notes to Interim Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies
      Critical accounting policies are those that are both very important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. While the Company believes that all aspect of its financial statements should be studied and understood in assessing its current (and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include:

1. The interim consolidated financial statements as of and for the quarter and six month periods ended June 30, 2005 have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and do not include possible impacts arising in respect of the Cases. The interim consolidated financial statements included elsewhere in this Report do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report. For example,

a. Under generally accepted accounting principles (“GAAP”), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company’s own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

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

During the period 2002-2005, the Company has had two potentially material contingent obligations that were/are subject to significant uncertainty and variability in their outcome: (a) the United Steelworkers of America’s (“USWA”) ULP claim, and (b) the net obligation in respect of personal injury-related matters. Both of these matters are discussed in Note 9 of Notes to Interim Consolidated Financial Statements and it is important that you read this note.

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

Also, as more fully discussed in Note 9 of Notes to Interim Consolidated Financial Statements, KACC is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with KACC or by exposure to products containing asbestos last produced or sold by KACC more than 20 years ago. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles. Due to the Cases, existing lawsuits in respect of all such personal injury claims are stayed and new lawsuits cannot be commenced against us or KACC. It is difficult to predict the number of claims that will ultimately be made against KACC or the settlement value of such claims. Our June 30, 2005, balance sheet includes a liability for estimated asbestos-related costs of $1,115.0 million, which represents the Company’s estimate of the minimum end of a range of costs. The upper end of the Company’s estimate of costs is approximately $2,400.0 million and the Company is aware that certain constituents have asserted that they believe that actual costs may exceed the top end of the Company’s estimated range, by perhaps a material amount. As a part of any plan of reorganization it is likely that an estimation of KACC’s entire asbestos-related liability may occur. Any such estimation will likely result from negotiations between the Company and key creditor constituencies or an estimation process overseen by the Court. It is possible that any resulting estimate of KACC’s asbestos-related liability resulting from either process could exceed, perhaps significantly, the liability amounts reflected in the Company’s consolidated financial statements.

We believe KACC has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our June 30, 2005 balance sheet includes a long-term receivable for estimated insurance recoveries of $967.0 million. We believe that recovery of this amount is probable and additional amounts may be recoverable in the future if additional liability is ultimately determined to exist. However, we cannot assure you that all such amounts will be collected. The timing and amount of future recoveries from KACC’s insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies. Over the past several years, the Company has received a number of rulings in respect of insurance related litigation that it believes supports the amount reflected on the balance sheet. The trial court may hear additional issues from time to time. Further, depending on the amount of asbestos-related claims ultimately determined to exist, it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available. Additionally, the Company continues to discuss terms for possible settlements with certain insurers that would establish payment obligations of the insurers to the personal injury trusts discussed more fully in Note 1 of Notes to Interim Consolidated Financial Statements. Given uncertainties about the timing of the insurance-related cash flows (as well as the related liability amounts) such amounts, as previously disclosed have been recorded in nominal terms. Settlement amounts may be different from the face amount of the policies, which are stated in nominal terms. Settlement amounts may be affected by, among other things, the present value of possible cash receipts versus the potential obligation of the insurers to pay over time, which could impact the amount of receivables recorded.

Any adjustments ultimately deemed to be required as a result of the reevaluation of KACC’s asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company’s future financial statements. However, under an agreed term sheet, all of the Company’s personal injury — related obligations together with the benefits of its insurance policies and certain other consideration are to be transferred into one or more trusts at emergence.

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

As more fully discussed in Note 9 of Notes to Interim Consolidated Financial Statements, it is possible that certain remaining defined benefit pension plans could be terminated. If this were to happen, additional settlement charges in the range of $6.0 million to $7.0 million could be recorded, despite the fact that any such terminations would not be expected to have any adverse cash consequences to the Company or KACC.

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
Contractual Obligations and Commercial Commitments
      The following summarizes the Company’s significant contractual obligations at June 30, 2005 (dollars in millions):

		Payments Due in

		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt, including capital lease of $.8(a)	$2.4	$1.2	$1.2	$—	$—
Operating leases	6.8	2.1	3.0	1.4	.3

Total cash contractual obligations	$9.2	$3.3	$4.2	$1.4	$.3

(a)	See Note 6 of Notes to Interim Consolidated Financial Statements for information in respect of long-term debt. Long-term debt obligations exclude debt subject to compromise of approximately $847.6 million, which amounts will be dealt with in connection with a plan of reorganization. See Notes 1 and 6 of Notes to Interim Consolidated Financial Statements for additional information about debt subject to compromise.
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
      The amount related to the retroactive implementation of the defined contribution savings plans ($5.6 million) was paid in July 2005.
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
      In November 2004, the Company entered into an agreement to sell its interest in and related to QAL. The agreement was approved by the Court in November 2004 and the sale closed on April 1, 2005. Net cash proceeds from the sale total approximately $401.4 million. The buyer also assumed KACC’s obligations in respect of approximately $60.0 million of QAL debt. As more fully discussed in Note 1 of Notes to Interim Consolidated Financial Statements, the vast majority of the value realized in respect of the Company’s interests in and related to QAL is likely to be for the benefit of holders of the Senior Notes, the Sub Notes and PBGC.
      During August 2005, the Company placed orders for certain equipment and/or services intended to augment the Company’s heat treat and aerospace capabilities at the Spokane, Washington facility in respect of which the Company expects to become obligated for costs likely to total in the range of $40.0 million, which will likely be incurred between the second half of 2005 and 2007, with the majority of such costs being incurred in 2006.
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
      As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the six month periods ended June 30, 2004 and 2005 for which the Company had price risk were (in millions of pounds) 54.2 and 69.8, respectively.
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
      At June 30, 2005, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases during the last three quarters of 2005 and for the period 2006 - 2009 totaling approximately (in millions of pounds): 2005: 94.0, 2006: 79.0, 2007: 66.0, 2008: 35.0 and 2009: 25.0.
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
      Changes in Internal Control. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of their evaluation. Additionally, no changes in the Company’s internal controls over financial reporting occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

Item 5.	Other Information
      On June 30, 2005, the term of the employment agreement between KACC and Edward F. Houff, its Chief Restructuring Officer and Senior Vice President expired. Mr. Houff remained employed without an employment agreement through August 15, 2005, at which time, by mutual agreement, Mr. Houff’s employment terminated, and KACC and Mr. Houff entered into a Non-Exclusive Consulting Agreement to secure Mr. Houff’s services as Chief Restructuring Officer through February 14, 2006, or later if agreed. In connection with his termination Mr. Houff will receive severance benefits as contemplated by the Key Employee Retention Plan approved in 2002 by the Bankruptcy Court.
      Pursuant to the Non-Exclusive Consulting Agreement, Mr. Houff will provide consulting services to KACC through February 14, 2006 in exchange for a monthly base fee of $43,200, plus $360 per hour for each hour worked in excess of 120 hours per month, but Mr. Houff may not receive payment for more than 200 hours per month. (i.e., up to an additional $28,800 of hourly fees, or $72,000 per month in the aggregate including the base fee). In addition, KACC will reimburse Mr. Houff for reasonable and customary expenses incurred while providing consulting services to KACC.
      Copies of the Non-Exclusive Consulting Agreement and a related release are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

Item 6.	Exhibits

Exhibit
Number		Description

2.1		Purchase Agreement, dated as of September 22, 2004, between Kaiser Aluminum & Chemical Corporation (“KACC”), Kaiser Alumina Australia Corporation (“KAAC”) and Comalco Aluminium Limited (incorporated by reference to Exhibit 2.3 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
2.2		Agreement to Submit Qualified Bid for QAL, dated as of September 22, 2004, between KACC, KAAC and Glencore AG (incorporated by reference to Exhibit 2.4 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
2.3		Purchase Agreement, dated as of October 28, 2004, among KACC, KAAC and Alumina & Bauxite Company Ltd. (incorporated by reference to Exhibit 2.5 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
4.1		Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement Among KAC, KACC and certain of their subsidiaries, as Borrowers, and certain Subsidiaries of KAC and KACC, as Guarantors, and certain financial institutions and JP Morgan Chase Bank, National Association, as Administrative Agent, dated as of February 11, 2005 (incorporated by reference to Exhibit 99.1 to Report on Form 8-K, dated as of February 11, 2005, filed by KAC, File No. 1-9447).
*10	.1	Non Exclusive Consulting Agreement between KACC and Edward F. Houff dated August 15, 2005.
*10	.2	Release Agreement between KACC and Edward F. Houff dated August 15, 2005.
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Joint Plan of Reorganization for Kaiser Aluminum Corporation, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 99.2 to Report on Form 8-K, dated as of June 29, 2005, filed by KAC, File No. 1-9447).
99.2		Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Joint Plan of Reorganization for Kaiser Aluminum Corporation, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 99.3 to Report on Form 8-K, dated as of June 29, 2005, filed by KAC, File No. 1-9447).

*	Filed herewith.

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

Kaiser Aluminum Corporation

/s/ Kerry A. Shiba

Kerry A. Shiba
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Daniel D. Maddox

Daniel D. Maddox
Vice President and Controller
(Principal Accounting Officer)
Date: August 15, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1		Purchase Agreement, dated as of September 22, 2004, between Kaiser Aluminum & Chemical Corporation (“KACC”), Kaiser Alumina Australia Corporation (“KAAC”) and Comalco Aluminium Limited (incorporated by reference to Exhibit 2.3 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
2.2		Agreement to Submit Qualified Bid for QAL, dated as of September 22, 2004, between KACC, KAAC and Glencore AG (incorporated by reference to Exhibit 2.4 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
2.3		Purchase Agreement, dated as of October 28, 2004, among KACC, KAAC and Alumina & Bauxite Company Ltd. (incorporated by reference to Exhibit 2.5 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).
4.1		Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement Among KAC, KACC and certain of their subsidiaries, as Borrowers, and certain Subsidiaries of KAC and KACC, as Guarantors, and certain financial institutions and JP Morgan Chase Bank, National Association, as Administrative Agent, dated as of February 11, 2005 (incorporated by reference to Exhibit 99.1 to Report on Form 8-K, dated as of February 11, 2005, filed by KAC, File No. 1-9447).
*10	.1	Non Exclusive Consulting Agreement between KACC and Edward F. Houff dated August 15, 2005.
*10	.2	Release Agreement between KACC and Edward F. Houff dated August 15, 2005.
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Joint Plan of Reorganization for Kaiser Aluminum Corporation, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 99.2 to Report on Form 8-K, dated as of June 29, 2005, filed by KAC, File No. 1-9447).
99.2		Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Joint Plan of Reorganization for Kaiser Aluminum Corporation, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 99.3 to Report on Form 8-K, dated as of June 29, 2005, filed by KAC, File No. 1-9447).

*	Filed herewith.