Form 10-Q
period 2005-09-30
KAISER ALUMINUM CORP
filed 2005-11-14
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission file number 1-9447
KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3030279
(State of Incorporation)	(I.R.S. Employer Identification No.)

27422 PORTOLA PARKWAY, SUITE 350,	92610-2831
FOOTHILL RANCH, CALIFORNIA	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(949) 614-1740
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      As of October 31, 2005, there were 79,671,531 shares of the Common Stock of the registrant outstanding. The number of outstanding shares of Common Stock may not be meaningful, because as part of a plan of reorganization for the registrant, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$43.3	$55.4
Receivables:
Trade, less allowance for doubtful receivables of $6.5 and $6.9	101.2	97.4
Due from affiliate	6.9	8.0
Other	4.8	5.6
Inventories	100.7	105.3
Prepaid expenses and other current assets	13.7	19.6
Discontinued operations’ current assets	.4	30.6

Total current assets	271.0	321.9
Investments in and advances to unconsolidated affiliate	16.2	16.7
Property, plant, and equipment — net	218.5	214.6
Restricted proceeds from sale of commodity interests	680.6	280.8
Personal injury-related insurance recoveries receivable	965.5	967.0
Other assets	46.0	42.5
Discontinued operations’ long-term assets	—	38.9

Total	$2,197.8	$1,882.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$43.8	$51.8
Accrued interest	.9	.9
Accrued salaries, wages, and related expenses	47.0	48.9
Other accrued liabilities	63.3	73.7
Payable to affiliate	12.0	14.7
Long-term debt — current portion	1.2	1.2
Discontinued operations’ current liabilities	17.2	57.7

Total current liabilities	185.4	248.9
Long-term liabilities	41.1	32.9
Long-term debt	1.2	2.8
Discontinued operations’ liabilities (liabilities subject to compromise)	26.4	26.4

	254.1	311.0
Liabilities subject to compromise	3,949.8	3,954.9
Minority interests	.7	.7
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	.8	.8
Additional capital	538.0	538.0
Accumulated deficit	(2,535.6)	(2,917.5)
Accumulated other comprehensive income (loss)	(10.0)	(5.5)

Total stockholders’ equity (deficit)	(2,006.8)	(2,384.2)

Total	$2,197.8	$1,882.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In millions of dollars,
	except share and per share amounts)
Net sales	$271.6	$244.4	$815.9	$684.7

Costs and expenses:
Cost of products sold	233.7	217.5	710.0	620.0
Depreciation and amortization	4.9	5.9	15.0	16.9
Selling, administrative, research and development, and general	17.7	26.8	52.4	68.3
Other operating charges	.3	154.7	6.5	154.7

Total costs and expenses	256.6	404.9	783.9	859.9

Operating income (loss)	15.0	(160.5)	32.0	(175.2)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $23.7 for both quarters and $71.2 for both nine-month periods)	(1.0)	(2.4)	(4.2)	(6.5)
Reorganization items	(8.2)	(10.0)	(25.3)	(28.9)
Other — net	(.5)	1.2	(1.5)	5.3

Income(loss) before income taxes and discontinued operations	5.3	(171.7)	1.0	(205.3)
Provision for income taxes	(1.4)	(1.5)	(6.0)	(5.3)

Income (loss) from continuing operations	3.9	(173.2)	(5.0)	(210.6)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes, including minority interests	8.0	2.1	21.3	(23.7)
Gain from sale of commodity interests, net of income taxes of $8.5 in 2005	—	101.6	365.6	125.0

Income (loss) from discontinued operations	8.0	103.7	386.9	101.3

Net income (loss)	$11.9	$(69.5)	$381.9	$(109.3)

Earnings (loss) per share — Basic/ Diluted:
Income (loss) from continuing operations	$.05	$(2.17)	$(.06)	$(2.64)

Income (loss) from discontinued operations	$.10	$1.30	$4.85	$1.27

Net income (loss)	$.15	$(.87)	$4.79	$(1.37)

Weighted average shares outstanding (000):
Basic/ Diluted	79,672	79,815	79,676	79,858

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions of dollars)
For the Nine Months Ended September 30, 2005

				Accumulated
				Other
				Comprehensive
	Common	Additional	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total

BALANCE, December 31, 2004	$.8	$538.0	$(2,917.5)	$(5.5)	$(2,384.2)
Net income	—	—	381.9	—	381.9
Unrealized net decrease in value of derivative instruments arising during the period (including net decrease in value of $1.0 for the quarter ended September 30, 2005)	—	—	—	(4.7)	(4.7)
Reclassification adjustment for net realized losses on derivative instruments included in net income (including net realized gain of $.1 for the quarter ended September 30, 2005)	—	—	—	.2	.2

Comprehensive income (loss)	—	—	—	—	377.4

BALANCE, September 30, 2005	$.8	$538.0	$(2,535.6)	$(10.0)	$(2,006.8)

For the Nine Months Ended September 30, 2004

				Accumulated
				Other
				Comprehensive
	Common	Additional	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total

BALANCE, December 31, 2003	$.8	$539.1	$(2,170.7)	$(107.9)	$(1,738.7)
Net loss	—	—	(109.3)	—	(109.3)
Minimum pension liability adjustment during the third quarter of 2004	—	—	—	96.7	96.7
Unrealized net increase in value of derivative instruments arising during the period (including net increase in value of $1.2 for the quarter ended September 30, 2004)	—	—	—	2.0	2.0
Reclassification adjustment for net realized losses on derivative instruments included in net loss (including net realized losses of $.3 for the quarter ended September 30, 2004)	—	—	—	1.1	1.1

Comprehensive income (loss)	—	—	—	—	(9.5)
Restricted stock cancellations	—	(.4)	—	—	(.4)

BALANCE, September 30, 2004	$.8	$538.7	$(2,280.0)	$(8.1)	$(1,748.6)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In millions of
	dollars)
Cash flows from operating activities:
Net income (loss)	$381.9	$(109.3)
Less net income from discontinued operations	386.9	101.3

Net loss from continuing operations	(5.0)	(210.6)
Adjustments to reconcile net loss from continuing operations to net cash used by continuing operations:
Non-cash charges in other operating charges	—	155.5
Depreciation and amortization (including deferred financing costs of $3.5 and $3.6, respectively)	18.5	20.5
Gain on disposition of real estate	(.2)	—
Equity in loss (income) of unconsolidated affiliate, net of distributions	.7	(4.3)
Increase in trade and other receivables	(2.1)	(19.6)
Decrease (increase) in inventories	4.5	(26.4)
Decrease in prepaid expenses and other current assets	.3	1.7
(Decrease) increase in accounts payable and accrued interest	(10.2)	11.1
(Decrease) increase in other accrued liabilities	(8.9)	1.5
(Decrease) increase in payable to affiliate	(2.7)	2.8
Increase in accrued and deferred income taxes	.8	2.5
Net cash impact of changes in long-term assets and liabilities	2.5	(1.0)
Net cash provided by discontinued operations	13.4	57.8
Other	3.5	.5

Net cash provided (used) by operating activities	15.1	(8.0)

Cash flows from investing activities:
Net proceeds from sale of real estate	.9	2.0
Capital expenditures	(20.4)	(4.5)
Net cash provided by discontinued operations: primarily proceeds from sale of QAL in 2005 and sale of Alpart and Mead properties in 2004	401.4	320.8

Net cash provided by investing activities	381.9	318.3

Cash flows from financing activities:
Financing costs, primarily DIP Facility related	(3.6)	(1.7)
Repayment of debt	(1.6)	—
Increase in restricted cash	(1.7)	—
Net cash used by discontinued operations: primarily increase in restricted cash	(402.2)	(312.9)

Net cash used by financing activities	(409.1)	(314.6)

Net decrease in cash and cash equivalents during the period	(12.1)	(4.3)
Cash and cash equivalents at beginning of period	55.4	35.5

Cash and cash equivalents at end of period	$43.3	$31.2

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.3 and $.1	$.7	$3.3
Less interest paid by discontinued operations	—	(.9)

	$.7	$2.4

Income taxes paid	$19.5	$8.5
Less income taxes paid by discontinued operations	(16.9)	(8.5)

	$2.6	$—

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
      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which is set to expire on January 31, 2006, and which also extended the exclusive period for solicitation of acceptance of such plan or plans through March 31, 2006. As more fully discussed below, KAC, KACC and the other Debtors that together include the Fabricated products operations and an interest in Anglesey Aluminium Limited (“Anglesey”), filed a plan of reorganization and disclosure statement. The disclosure statement was approved by the Court on September 8, 2005. The Company has begun the solicitation process for plan approval. Such process is expected to be completed by mid-November 2005. The Court has set November 16, 2005, as the date by which objections to the plan must be filed and January 9, 2006 and January 10, 2006 as dates for plan confirmation hearings. No assurances can be given that the Court will grant any further extensions of exclusivity that may be sought. If a plan of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reorganization is not accepted by the requisite numbers of creditors entitled to vote on the plan within the applicable time period under the Court approved extension and any subsequent extensions that may be granted by the Court, if any, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for some or all of the Debtors.
      Commodity-related and Inactive Subsidiaries. As previously disclosed, with the sale of its interests in and related to Queensland Alumina Limited (“QAL”), which closed on April 1, 2005, the Company has sold all of its commodity-related interests other than its interests in Anglesey. It is anticipated that, as more fully discussed below, the proceeds from the sale of these interests will be distributed primarily to the affected subsidiaries’ creditors pursuant to certain liquidating plans. The primary subsidiaries affected by this strategy are AJI, KJC, KAAC, KFC and KBC.
      During November 2004, four of KACC’s commodity-related subsidiaries (AJI, KJC, KAAC and KFC, collectively, the “Liquidating Subsidiaries”) filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are separately referred to as the “AJI/ KJC Plan” and the “KAAC/ KFC Plan” and collectively as the “Liquidating Plans”). Under the Liquidating Plans, the assets of those entities, consisting primarily of the net cash proceeds received by them in connection with the sales of their commodities interests, will be transferred to liquidating trusts, whereupon the Liquidating Subsidiaries will be dissolved. The liquidating trusts will then make distributions to the creditors of the Liquidating Subsidiaries in accordance with the Liquidating Plans. The Liquidating Plans outline the specific treatment of creditors and their estimated recoveries in respect of the Liquidating Subsidiaries under several possible scenarios. The Liquidating Plans state that, based on the various assumptions and estimates set forth therein, it was anticipated that: (1) the Liquidating Subsidiaries would have an aggregate of approximately $673.8 of cash available for distribution to creditors when the Liquidating Plans became effective; and (2) after payment of priority claims and trust expenses (initial reserves for both of which were estimated to be in the range of $37.0 to $46.0), and payments to KACC under the Intercompany Settlement Agreement (“Intercompany Agreement”) (see discussion below), the Liquidating Subsidiaries would distribute available cash to the following claimholders in the following amounts:

KACC’s Senior Notes and Senior Subordinated Notes	$390.7 to $421.8
PBGC	$187.6 to $198.5
State of Louisiana Solid Waste Revenue Bonds	$ 0.0 to $ 8.0
      The foregoing estimates were based on a number of assumptions, including the assumption that the Liquidating Plans would become effective on April 30, 2005. However, as further discussed below, the Liquidating Plans have not been confirmed by the Court or become effective. As such, changes may occur to the amounts available as interest income accrues, as expenses continue and as facts and circumstances change. The Liquidating Subsidiaries have not determined the potential distributions to claimholders based under another set of assumptions and believe it is impractical to do so. As indicated below, no assurances can be given as to the amount or timing of distributions that will ultimately be made to claimholders of the Liquidating Subsidiaries
      The Liquidating Plans as filed with the Court provided that $16.0 of payments were to be made for the benefit of holders of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) if, and only if, the holders of both (a) KACC’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) and (b) the Sub Notes, approved the plans. If either the holders of the Senior Notes or the Sub Notes failed to accept the Liquidating Plans, the Court would determine distributions to such holders. Holders of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”) were not allowed a vote on the Liquidating Plans but would receive up to $8.0 if the Liquidating Plans were accepted by the Senior Notes and, unless the holders of the Senior Notes agreed, all holders of the Senior Notes were to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receive the identical treatment under the Liquidating Plans. If the Liquidating Plans were not accepted by the holders of the Senior Notes then, pursuant to the Liquidating Plans, the Court was to determine the distributions to the Revenue Bonds. Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The above amounts are net of payments that are to be made by AJI, KJC and KAAC to KACC in respect of pre-petition and post-Filing Date intercompany claims pursuant to the Intercompany Agreement that was approved by the Court in February 2005. The Intercompany Agreement also resolves substantially all other pre-and post-petition intercompany claims between the Debtors. The Intercompany Agreement provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alumina Partners of Jamaica (“Alpart”) and QAL to KACC of at least $90.0 in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for (1) net cash flows funded by or collected by KACC related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be approximately $21.0 collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $20.0 range collected by the Company through September 30, 2005); and (c) third party costs and certain limited overhead of KACC’s activities related to the sale of AJI’s, KJC’s and KAAC’s respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to KACC’s sale of its interests in Alpart. As provided under the Intercompany Agreement, KACC was reimbursed for approximately $14.5 of payments made in the third quarter of 2004 to retire Alpart-related debt and $28.0 in November 2004 as a partial payment of Alpart-related sales proceeds. The Intercompany Agreement calls for the remaining payments to be made in specific increments to KACC upon the effective dates of the Liquidating Plans.
      It is anticipated that KBC will be dealt with either separately or in concert with the KACC plan of reorganization as more fully discussed below.
      Entities Containing the Fabricated Products and Certain Other Operations. Under the Code, claims of individual creditors must generally be satisfied from the assets of the entity against which that creditor has a lawful claim. The claims against the entities containing the Fabricated products and certain other operations will have to be resolved from the available assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey and proceeds to be received by such entities from the Liquidating Subsidiaries under the Intercompany Agreement. Sixteen of the Debtors have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which were resolved pursuant to the Intercompany Agreement). The Company has previously disclosed that it believed that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.
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
      In June 2005, KAC, KACC and 19 of KACC’s subsidiaries (collectively, the “Remaining Debtors”) filed a plan of reorganization and related disclosure statement with the Court. In August 2005 and September 2005, the Company filed amended plans of reorganization (the “Kaiser Aluminum Amended Plan”) and related amended disclosure statements (the “Kaiser Aluminum Amended Disclosure Statement”) with the Court. The Kaiser Aluminum Amended Disclosure Statement was approved by the Court on September 8, 2005. The Kaiser Aluminum Amended Plan must be voted on and approved by creditors in accordance with the Code and ultimately confirmed by the Court. In addition, affirmation must be obtained from the United

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
States District Court regarding the treatment of asbestos personal injury claims in the Kaiser Aluminum Amended Plan. The Court has scheduled a confirmation hearing for January 9, 2006 and January 10, 2006.
      The Kaiser Aluminum Amended Plan would, in general, consistent with previously disclosed agreements and understandings reached with key creditor constituents, resolve substantially all pre-Filing Date liabilities of the Remaining Debtors under a single joint plan of reorganization. In summary, the Kaiser Aluminum Amended Plan provides for the following principal elements:

(a) All of the equity interests of existing stockholders of the Company would be cancelled without consideration.

(b) All post-petition and secured claims would either be assumed by the emerging entity or paid at emergence (see “Exit Cost” discussion below).

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

(e) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) the new common stock of the emerged entity to be issued as per (f) below in respect of approximately $830.0 of intercompany claims of KFC against KACC that are to be assigned to the trust, which the Company currently estimates will result in the trusts receiving approximately 6.4% of the new common stock of the emerged entity.

(f) Other pre-petition general unsecured claims against the Remaining Debtors (other than KACOCL) are to receive approximately 22.3% of the new common stock of the emerging entity in the proportion that their allowed claim bears to the total amount of allowed claims. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC (other than the PBGC’s claim against KACOCL), (ii) the approximate $830.0 of intercompany claims that will be assigned to the personal injury trust(s) referred to in (e) above, and (iii) all unsecured trade and other general unsecured claims, including approximately $276.0 of intercompany claims of KFC against KACC. However, holders of general unsecured claims not exceeding a specified small amount will receive a cash payment equal to approximately 2.9% of their agreed claim value in lieu of new common

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock. In accordance with the contractual subordination provisions of the indenture governing the Sub Notes and terms of the settlement between the holders of the Senior Notes and the holders of the Revenue Bonds, the new common stock or cash that would otherwise be distributed to the holders of the Sub Notes in respect of their claims against the Debtors would instead be distributed to holders of the Senior Notes and the Revenue Bonds on a pro rata basis based on their relative allowed amounts of their claims.
      No assurance can be given that the Kaiser Aluminum Amended Plan will ultimately receive the necessary approvals by creditors, be confirmed by the Court, receive affirmation from the United States District Court, or that the transactions contemplated by the Kaiser Aluminum Amended Plan will ultimately be consummated. The Company’s ability to ultimately emerge from the Cases is subject to a number of factors, including, among others, inherent market-related risks, Court approval for various matters and the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be confirmed. Further, the specific recoveries of individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law. However, assuming there are no unexpected delays in the approval of the Kaiser Aluminum Amended Plan, it is possible that the Company could emerge from Chapter 11 during the first quarter of 2006.
      The foregoing disclosure is not intended to be, nor should it be construed to be, a solicitation for a vote on the Kaiser Aluminum Amended Plan.
      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 to $80.0. KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 6). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurance can be given in this regard.
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
      Financial Information. Condensed consolidating financial statements of the Debtors and non-Debtors are set forth below:
Condensed Consolidating Balance Sheets
September 30, 2005

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Current assets	$268.4	$2.2	$—	$270.6
Discontinued operations’ current assets	.4	—	—	.4
Investments in subsidiaries and affiliate	19.7	—	(3.5)	16.2
Intercompany receivables (payables), net	(4.3)	4.3	—	—
Property and equipment, net	218.5	—	—	218.5
Restricted proceeds from sale of commodity interests	680.6	—	—	680.6
Personal injury-related insurance recoveries receivable	965.5	—	—	965.5
Other assets	46.0	—	—	46.0
Discontinued operations’ long term assets	—	—	—	—

	$2,194.8	$6.5	$(3.5)	$2,197.8

Liabilities not subject to compromise —
Current liabilities	$166.3	$3.9	$(2.0)	$168.2
Discontinued operations’ current liabilities	17.2	—	—	17.2
Long-term liabilities	41.2	1.1	—	42.3
Discontinued operations’ liabilities (liabilities subject to compromise)	26.4	—	—	26.4
Liabilities subject to compromise	3,949.8	—	—	3,949.8
Minority interests	.7	—	—	.7
Stockholders’ equity (deficit)	(2,006.8)	1.5	(1.5)	(2,006.8)

	$2,194.8	$6.5	$(3.5)	$2,197.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheets
December 31, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Current assets	$289.2	$2.1	$—	$291.3
Discontinued operations’ current assets	30.6	—	—	30.6
Investments in subsidiaries and affiliate	20.9	—	(4.2)	16.7
Intercompany receivables (payables), net	(4.5)	4.5	—	—
Property and equipment, net	214.6	—	—	214.6
Restricted proceeds from sale of commodity interests	280.8	—	—	280.8
Personal injury-related insurance recoveries receivable	967.0	—	—	967.0
Other assets	42.5	—	—	42.5
Discontinued operations’ long term assets	38.9	—	—	38.9

	$1,880.0	$6.6	$(4.2)	$1,882.4

Liabilities not subject to compromise —
Current liabilities	$190.0	$3.2	$(2.0)	$191.2
Discontinued operations’ current liabilities	57.7	—	—	57.7
Long-term liabilities	34.5	1.2	—	35.7
Discontinued operations’ liabilities (liabilities subject to compromise)	26.4	—	—	26.4
Liabilities subject to compromise	3,954.9	—	—	3,954.9
Minority interests	.7	—	—	.7
Stockholders’ equity (deficit)	(2,384.2)	2.2	(2.2)	(2,384.2)

	$1,880.0	$6.6	$(4.2)	$1,882.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Income (Loss)
For the Quarter Ended September 30, 2005

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$271.6	$—	$—	$271.6

Costs and expenses —
Operating costs and expenses	256.1	.2	—	256.3
Other operating charges	.3	—	—	.3

	256.4	.2	—	256.6

Operating income (loss)	15.2	(.2)	—	15.0
Interest expense	(1.0)	—	—	(1.0)
All other income (expense), net	(8.8)	.1	—	(8.7)
Income tax and minority interests	(1.4)	—	—	(1.4)
Equity in income of subsidiaries	(.1)	—	.1	—

Income (loss) from continuing operations	3.9	(.1)	.1	3.9
Discontinued operations	8.0	—	—	8.0

Net income (loss)	$11.9	$(.1)	$.1	$11.9

Condensed Consolidating Statements of Income (Loss)
For the Quarter Ended September 30, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$244.4	$—	$—	$244.4

Costs and expenses —
Operating costs and expenses	250.2	—	—	250.2
Other operating charges	154.7	—	—	154.7

	404.9	—	—	404.9

Operating income (loss)	(160.5)	—	—	(160.5)
Interest expense	(2.4)	—	—	(2.4)
All other income (expense), net	(8.9)	—	.1	(8.8)
Income tax and minority interests	(1.5)	—	—	(1.5)
Equity in income of subsidiaries	(1.0)	—	1.0	—

Loss from continuing operations	(174.3)	—	1.1	(173.2)
Discontinued operations	104.8	(1.1)	—	103.7

Net income (loss)	$(69.5)	$(1.1)	$1.1	$(69.5)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Income (Loss)
For the Nine Months Ended September 30, 2005

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$815.9	$—	$—	$815.9

Costs and expenses —
Operating costs and expenses	776.5	.9	—	777.4
Other operating charges	6.5	—	—	6.5

	783.0	.9	—	783.9

Operating income (loss)	32.9	(.9)	—	32.0
Interest expense	(4.2)	—	—	(4.2)
All other income (expense), net	(27.0)	.2	—	(26.8)
Income tax and minority interests	(6.0)	—	—	(6.0)
Equity in income of subsidiaries	(.7)	—	.7	—

Loss from continuing operations	(5.0)	(.7)	.7	(5.0)
Discontinued operations	386.9	—	—	386.9

Net income (loss)	$381.9	$(.7)	$.7	$381.9

Condensed Consolidating Statements of Income (Loss)
For the Nine Months Ended September 30, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net sales	$684.7	$—	$—	$684.7

Costs and expenses —
Operating costs and expenses	704.7	.5	—	705.2
Other operating charges	154.7	—	—	154.7

	859.4	.5	—	859.9

Operating income (loss)	(174.7)	(.5)	—	(175.2)
Interest expense	(6.5)	—	—	(6.5)
All other income (expense), net	(29.6)	.1	5.9	(23.6)
Income tax and minority interests	(5.3)	—	—	(5.3)
Equity in income of subsidiaries	(53.4)	—	53.4	—

Loss from continuing operations	(269.5)	(.4)	59.3	(210.6)
Discontinued operations	160.2	(58.9)	—	101.3

Net income (loss)	$(109.3)	$(59.3)	$59.3	$(109.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2005

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities —
Continuing operations	$2.0	$(.3)	$—	$1.7
Discontinued operations	13.4	—	—	13.4

	15.4	(.3)	—	15.1

Investing activities —
Continuing operations	(19.5)	—	—	(19.5)
Discontinued operations	401.4	—	—	401.4

	381.9	—	—	381.9

Financing Activities
Continuing operations	(6.9)	—	—	(6.9)
Discontinued operations	(402.2)	—	—	(402.2)

	(409.1)	—	—	(409.1)

Net decrease in cash and cash equivalents	(11.8)	(.3)	—	(12.1)
Cash and cash equivalents, beginning of period	55.0	.4	—	55.4

Cash and cash equivalents, end of period	$43.2	$.1	$—	$43.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2004

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities —
Continuing operations	$(65.3)	$(.5)	$—	$(65.8)
Discontinued operations	39.8	18.0	—	57.8

	(25.5)	17.5	—	(8.0)

Investing activities —
Continuing operations	(2.5)	—	—	(2.5)
Discontinued operations	323.7	(2.9)	—	320.8

	321.2	(2.9)	—	318.3

Financing activities —
Continuing operations	(1.7)	—	—	(1.7)
Discontinued operations	(298.3)	(14.6)	—	(312.9)

	(300.0)	(14.6)	—	(314.6)

Net decrease in cash and cash equivalents	(4.3)	—	—	(4.3)
Cash and cash equivalents, beginning of period	35.4	.1	—	35.5

Cash and cash equivalents, end of period	$31.1	$.1	$—	$31.2

      Classification of Liabilities as “Liabilities Not Subject to Compromise” Versus “Liabilities Subject to Compromise.” Liabilities not subject to compromise include: (1) liabilities incurred after the Filing Date of the Cases; (2) pre-Filing Date liabilities that the Debtors expect to pay in full, including priority tax and employee claims and certain environmental liabilities, even though certain of these amounts may not be paid until a plan of reorganization becomes effective; and (3) pre-Filing Date liabilities that have been approved for payment by the Court and that the Debtors expect to pay (in advance of an effective plan of reorganization) over the next twelve-month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreement, and certain postretirement medical and other costs associated with retirees.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts subject to compromise at September 30, 2005 and December 31, 2004 consisted of the following items:

	September 30,	December 31,
	2005	2004

Accrued postretirement medical obligation (Note 8)	$1,041.3	$1,042.1
Accrued asbestos and certain other personal injury liabilities (Note 9)	1,115.0	1,115.0
Debt (Note 6)	847.6	847.6
Accrued pension benefits (Note 8)	624.3	625.7
Unfair labor practice settlement (Note 9)	175.0	175.0
Accounts payable	29.8	29.8
Accrued interest	44.8	47.5
Accrued environmental liabilities (Note 9)	30.5	30.6
Other accrued liabilities(1)	41.5	41.6

	$3,949.8	$3,954.9

(1)	Other accrued liabilities include hearing loss claims of $15.8 at September 30, 2005 and December 31, 2004 (see Note 9).
      The above amounts exclude $26.4 at September 30, 2005 and December 31, 2004 of liabilities subject to compromise related to discontinued operations. Such amounts were primarily accounts payable.
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
      Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarter and nine month periods ended September 30, 2005 and 2004, reorganization items were as follows:

	Quarter		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Professional fees	$8.7	$10.2	$29.2	$28.7
Interest income	(.5)	(.3)	(1.3)	(.4)
Other (Note 6)	—	.1	(2.6)	.6

	$8.2	$10.0	$25.3	$28.9

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
      Additionally, as discussed above (see Financial Statement Presentation in Note 1), the Company believes that it would, upon emergence, apply fresh start accounting to its consolidated financial statements which would also adversely impact the comparability of the September 30, 2005 financial statements to the financial statements of the entity upon emergence.
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
      Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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
      Substantially all product inventories are stated at last-in, first-out (“LIFO”) cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventories, after deducting inventories related to discontinued operations, consist of the following:

	September 30,	December 31,
	2005	2004

Fabricated products —
Finished products	$23.3	$23.3
Work in process	42.0	42.2
Raw materials	23.4	27.9
Operating supplies and repairs and maintenance parts	11.9	11.8

	100.6	105.2
Commodities — Primary aluminum	.1	.1

	$100.7	$105.3

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
      The carrying amounts as of September 30, 2005 and December 31, 2004 of the assets and liabilities in respect of the Company’s interests in and related to the sold Commodity Interests included in discontinued operations were as follows:

	September 30, 2005			December 31, 2004

		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total

Current assets	$.4	$—	$.4	$30.6	$—	$30.6
Investments in affiliates and other	—	—	—	38.9	—	38.9

	$.4	$—	$.4	$69.5	$—	$69.5

Current liabilities	$16.7	$.5	$17.2	$57.3	$.4	$57.7
Liabilities subject to compromise	25.6	.8	26.4	25.6	.8	26.4

	$42.3	$1.3	$43.6	$82.9	$1.2	$84.1

      Income statement information in respect of the Company’s interest in and related to the sold Commodity Interests for the quarters and nine month periods ended September 30, 2005 and 2004 included in income (loss) from discontinued operations was as follows:

	Quarter Ended			Quarter Ended
	September 30, 2005			September 30, 2004

		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total

Net sales	$—	$—	$—	$119.3	$.2	$119.5
Operating income (loss)	1.1	.6	1.7	10.9	(7.3)	3.6
Gain on sale of commodity interests	—	—	—	101.6	—	101.6
Income (loss) before income taxes and minority interests	6.7	.6	7.3	113.4	(7.3)	106.1
Net income (loss)	7.4	.6	8.0	110.6	(6.9)	103.7

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004

		Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total

Net sales	$42.9	$—	$42.9	$497.4	$.2	$497.6
Operating income (loss)(1)	20.8	.6	21.4	49.0	(62.3)	(13.3)
Gain on sale of commodity interests	365.6	—	365.6	101.6	23.4	125.0
Income (loss) before income taxes and minority interests	398.3	.6	398.9	150.7	(38.8)	111.9
Net income (loss)	386.3	.6	386.9	138.8	(37.5)	101.3

(1)	Primary aluminum interests for the nine months ended September 30, 2004 include Valco impairment charges of $33.0 (Notes 3 and 5).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Recently, the UCC has been negotiating with a third party that has asserted a claim against KBC for rejection of a bauxite supply agreement. While the third party did not originally assert a specific value for their claim, during the middle of 2005, in response to a motion by the Debtors, the third party made a supplemental filing with the Court asserting that contract rejection damages approximated $67.0. The Debtors have not accepted the third party’s damage claim and believe that arguments exist as to the appropriateness and value of the claim. No assurance can be given as to whether a settlement will ultimately be reached or, if it is, what the terms of the settlement of the third party claim will be. Management has concluded that amounts, if any, that will be paid pursuant to this matter are not probable and reasonably estimatable at September 30, 2005. Accordingly, the Company has not accorded the claim any accounting recognition in the accompanying financial statements as of and for the periods ending September 30, 2005. The Company believes that any amounts ultimately agreed in respect of this claim would represent a pre-petition unsecured claim that would be subject to compromise and that would either have to be satisfied from KBC’s limited assets or would fall into the general unsecured claims (see item (f) in Note 1). If the Company were to seek to substantively consolidate KBC with the other Debtors pursuant to the Kaiser Aluminum Amended Plan, any such decision would require the agreement of other creditors and an agreement by the Court that a resolicitation of the Kaiser Aluminum Amended Plan is not required. No assurances can be provided that any such decision will be made by the Company or that other creditors or the Court would approve of a modification of the Kaiser Aluminum Amended Plan to provide for KBC’s substantive consolidation with the other Debtors.
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
      Contributions to foreign pension plans included in discontinued operations were approximately $.4 and $4.0 during the quarter and nine month periods ended September 30, 2004.

5.	Property, Plant, and Equipment
      The major classes of property, plant, and equipment are as follows:

	September 30,	December 31,
	2005	2004

Land and improvements	$7.8	$8.2
Buildings	61.6	63.8
Machinery and equipment	463.2	459.8
Construction in progress	21.9	6.1

	554.5	537.9
Accumulated depreciation	(336.0)	(323.3)

Property, plant, and equipment, net	$218.5	$214.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following discusses the Company’s dispositions during the first nine months of 2005 and the year ended December 31, 2004.
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

•	In June 2004, with Court approval, the Company completed the sale of the Mead Facility for approximately $7.4 plus assumption of certain site-related liabilities. The sale resulted in net proceeds of approximately $6.2 and a pre-tax gain of approximately $23.4. The pre-tax gain includes the impact from the sale of certain non-operating land in the first quarter of 2004 that was adjacent to the Mead Facility. The pre-tax gain on the sale of this property had been deferred pending the finalization of the sale of the Mead Facility and transfer of the site-related liabilities. Through March 31, 2005, proceeds from the sale of the Mead Facility totaling $4.0 were being held in escrow as Restricted proceeds from sale of commodity interests until the value of the secured claim of the holders of the 7.6% solid waste disposal revenue bonds was determined by the Court (see Note 6). In accordance with SFAS No. 144, the assets, liabilities and operating results of the Mead Facility have been reported as discontinued operations in the accompanying financial statements (see Note 4).

6.	Long-Term Debt
      Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004

Secured:
Post-Petition Credit Agreement	$—	$—
7.6% Solid Waste Disposal Revenue Bonds due 2027	—	1.6
Other borrowings (fixed rate)	2.4	2.4
Unsecured or Undersecured:
9 7/8% Senior Notes due 2002, net	172.8	172.8
10 7/8% Senior Notes due 2006, net	225.0	225.0
12 3/4% Senior Subordinated Notes due 2003	400.0	400.0
7.6% Solid Waste Disposal Revenue Bonds due 2027	17.4	17.4
Other borrowings (fixed and variable rates)	32.4	32.4

Total	850.0	851.6
Less — Current portion	(1.2)	(1.2)
Pre-Filing Date claims included in subject to compromise (i.e. unsecured debt) (Note 1)	(847.6)	(847.6)

Long-term debt	$1.2	$2.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 11, 2005, the Company and KACC entered into a new financing agreement with a group of lenders under which the Company was provided with a replacement for the existing post-petition credit facility and a commitment for a multi-year exit financing arrangement upon the Debtors’ emergence from the Chapter 11 proceedings. The new financing agreement:

•	Replaced the existing post-petition credit facility with a new $200.0 post-petition credit facility (the “DIP Facility”) and

•	Included a commitment, upon the Debtors’ emergence from the Chapter 11 proceedings, for exit financing in the form of a $200.0 revolving credit facility (the “Revolving Credit Facility”) and a fully drawn term loan (the “Term Loan”) of up to $50.0 (collectively referred to as the “Exit Financing”).
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
      The DIP Facility is currently expected to expire on February 11, 2006. As discussed in Note 1, the Company believes that it could emerge during the first quarter of 2006. However, if the Company does not emerge from the Cases prior to February 11, 2006, it will be necessary for the Company to extend the expiration date of the DIP Facility or make alternative financing arrangements. The Company has begun discussions with the agent bank that represents the DIP Facility lenders regarding the likely need for a short-term extension of the DIP Facility. While the Company believes that, if necessary, it would be successful in negotiating an extension to the DIP Facility or adequate alternative financing arrangements, no assurances can be given in this regard.
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
      The principal terms of the committed Revolving Credit Facility would be essentially the same as or more favorable than the DIP Facility, except that, among other things, the Revolving Credit Facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on February 11, 2010. The Term Loan commitment would be expected to close upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on February 11, 2011. The

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agent bank representing the Exit Financing lenders is the same as the agent bank for the DIP Facility lenders and the Company has begun parallel discussions with the agent bank regarding the extension of the expiration date for the Exit Financing commitment in the event the Company does not emerge from the Cases prior to February 11, 2006.
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
      At September 30, 2005, there were no outstanding borrowings under the DIP Facility. There were approximately $17.8 of letters of credit outstanding under the DIP Facility at September 30, 2005, and there were no outstanding letters of credit that remained outstanding under the Replaced Facility. The Company had (during the first quarter of 2005) deposited cash of $13.3 as collateral for the Replaced Facility letters of credit and deposited approximately $1.7 of collateral with the Replaced Facility lenders until certain other banking arrangements are terminated. As of September 30, 2005, all of the $13.3 collateral for the Replacement Facility letters of credit had been refunded to the Company.
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
      The income tax provision for continuing operations for the quarter and nine month periods ended September 30, 2005 and 2004 relates primarily to foreign income taxes.
      Results of operations for discontinued operations are net of income tax (benefit) provision of $(.7) and $2.8 for the quarters ended September 30, 2005 and 2004, respectively, and $12.0 and $15.1 for the nine month periods ended September 30, 2005 and 2004, respectively. The gain on sale of the Company’s commodity-related interests for the nine months ended September 30, 2005 (which is also a part of discontinued operations), includes approximately $8.5 of alternative minimum tax (“AMT”) estimated to be payable in the United States as a result of the Company’s sale of its interests in and related to QAL. The Company believes that any income taxes paid in respect of the sale of its interests in and related to QAL should, in accordance with the Intercompany Agreement, be reimbursed to the Company from the escrowed proceeds of Liquidating Subsidiaries.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the quarter and nine month periods ended September 30, 2005 and 2004, as a result of the Cases, the Company did not recognize any U.S. income tax benefit for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2005 and 2004 were fully offset by increases in valuation allowances. If the Company and/or the Liquidating Subsidiaries emerge from the Cases during 2005, certain of the tax attributes would likely be available to reduce the AMT provision recorded during the nine months ended September 30, 2005. See Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information regarding the Deferred Tax Assets and Valuation Allowances.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost
      The following table presents the components of net periodic benefit cost for the quarter and nine month periods ended September 30, 2005 and 2004:

	Quarter Ended September 30,				Nine Months Ended September 30,

	Pension		Medical/Life		Pension		Medical/Life
	Benefits		Benefits		Benefits		Benefits

	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$.3	$1.2	$—	$1.7	$.8	$4.3	$—	$5.2
Interest cost	.3	8.8	—	14.8	.9	30.3	—	44.2
Expected return on plan assets	(.3)	(6.4)	—	—	(.8)	(22.5)	—	—
Amortization of prior service cost	—	.9	—	(5.3)	.1	2.6	—	(16.3)
Amortization of net (gain) loss	—	1.3	—	6.1	.1	4.9	—	18.5

Net periodic benefit costs	.3	5.8	—	17.3	1.1	19.6	—	51.6
Less discontinued operations reported separately	—	(2.0)	—	(1.0)	—	(6.5)	—	(9.9)

Defined benefit plans	.3	3.8	—	16.3	1.1	13.1	—	41.7
401K (pension)/ VEBA (medical)	1.8	—	5.7	—	5.2	—	18.1	—

	$2.1	$3.8	$5.7	$16.3	$6.3	$13.1	$18.1	$41.7

      The periodic pension costs associated with the Terminated Plans that related to continuing operations were $3.5 and $11.9 for the quarter and nine month periods ended September 30, 2004, respectively. The amount of 2004 periodic pension costs related to continuing operations that related to the Fabricated products segment was $2.7 in the quarter and $7.9 in the nine month period and the balances related to the Corporate segment. The amount of 2004 net periodic medical benefit costs related to continuing operations that related to the Fabricated products segment was $6.3 in the quarter and $18.9 in the nine month period with the remaining amounts being related to the Corporate segment.
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
      In September 2005, the Company and the USWA amended a prior agreement to provide, among other things, for the Company to contribute per employee amounts to the Steelworkers’ Pension Trust totaling approximately $1.1 during the fourth quarter of 2005 (subject to Court approval). Since Court approval was not received before the end of the third quarter, the liability and related expense associated with the amended agreement has not been reflected in the accompanying financial statements. Such amounts will be recorded in the fourth quarter of 2005.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The new defined contribution savings plan for salaried employees provides for a match of certain contributions made by such employees plus a contribution of between 2% and 10% of their salary depending on their age and years of service.
      The Company recorded charges in respect of these plans (including the retroactive implementation) of $2.1 and $11.1 in the quarter and nine month periods ended September 30, 2005, respectively. Of such total amounts, approximately $1.7 and $4.6 is included in Cost of products sold (related to the Fabricated products segment) in the quarter and nine month periods ended September 30, 2005, respectively, and $.2 and $.6 is included in Selling, administrative, research and development and general expense (“SG&A”) (which amounts are $.1 each for the quarter and $.2 and $.4 for the nine month periods between the Corporate and Fabricated products segments, respectively) in the quarter and nine month periods ended September 30, 2005. The amounts ($.3 and $5.9 in the quarter and nine month periods ended September 30, 2005, respectively) related to the retroactive implementation (i.e., the 2004 portion) of the plans is reflected in Other operating charges (see Note 11).

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
      In October 2004, the Company entered into an amendment to the USWA agreement to satisfy certain technical requirements for the follow-on hourly pension plans discussed above. The Company also agreed to pay an additional $1.0 to the VEBA in excess of the originally agreed to $36.0 contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company is required to continue to make the monthly VEBA contributions as long as it remains in Chapter 11, even if the sum of such monthly payments exceeds the $37.0 maximum amount discussed above. Any monthly amounts paid

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during the Chapter 11 process in excess of the $37.0 limit will offset future variable contribution requirements post emergence. The amended agreement was approved by the Court in February 2005.
      As a part of the September 2005 agreement with the USWA discussed above, which was approved by the Court in October 2005, KACC has also agreed to provide advances of up to $8.5 to the VEBA during the first two years after emergence from the Cases, if requested by the VEBA and subject to certain specified conditions. Any such advances would accrue interest at a market rate and would first reduce any required annual variable contributions. Any advanced amounts in excess of required variable contributions would, at KACC’s option, be repayable to KACC in cash, shares of new common stock of the emerging entity or a combination thereof.
      Total charges associated with the VEBA during the quarter and nine month periods ended September 30, 2005 were $5.7 and $18.1, respectively. Of these amounts, approximately $1.2 and $3.7 were recorded in Cost of products sold (related to the Fabricated products segment) with the remaining amounts being recorded in SG&A (related to the Corporate segment).
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
      Commitments. KACC has historically been an party to a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 10), letters of credit, and guarantees. A significant portion of these commitments related to the Company’s interests in and related to QAL, which were sold on April 1, 2005 (see Note 4). KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey. During the third quarter of 2005, the Company placed orders for certain equipment and/or services intended to augment the Company’s heat treat and aerospace capabilities at the Spokane, Washington facility in respect of which the Company expects to become obligated for costs likely to total in the range of $40.0, which will likely be incurred between the second half of 2005 and 2007, with the majority of such costs being incurred in 2006.
      Minimum rental commitments under operating leases at December 31, 2004, are as follows: years ending December 31, 2005 — $2.1; 2006 — $1.7; 2007 — $1.3; 2008 — $.7; 2009 — $.7; thereafter — $.3. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. Rental expenses, after excluding rental expenses of discontinued operations, were $3.1, $8.6 and $30.9 for the years ended December 31, 2004, 2003 and 2002, respectively. Rental expenses of discontinued operations were $4.9, $6.6 and $7.4 for the years ended December 31, 2004, 2003 and 2002, respectively.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on the Company’s evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 2005, the balance of such accruals was $50.5 (of which $30.5 was included in Liabilities subject to compromise — see Note 1).
      These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $5.0 during the fourth quarter of 2005, approximately $10.0 in 2006 and $1.0 per year for the years 2007 through 2009 and an aggregate of approximately $29.2 thereafter. Approximately $20.2 of the adjustments to the environmental liabilities in 2003 (see below) that applied to non-owned property sites has been included in the after 2009 balance because such amounts are expected to be settled solely in connection with the Company’s plan of reorganization.
      The September 30, 2005 accrual balance includes approximately $23.2 that was provided during 2003. Approximately $20.2 of the amount provided in 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of KACC’s environmental exposure at a number of non-owned sites. Under this agreement, among other things, KACC agreed to claims at such sites totaling $25.6 ($20.2 greater than amounts that had previously been accrued for these sites) and, in return, the governmental regulatory authorities have agreed that such claims would be treated as pre-Filing Date unsecured claims (i.e. liabilities subject to compromise). The Company recorded in 2003 the portion of the $20.2 accrual that relates to locations with operations ($15.7) in Other operating charges (benefits), net. The remainder of the accrual ($4.5), which relates to locations that have not operated for a number of years, was recorded in Other income (expense).
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
      In June 2004, the Company reported that it was close to entering settlement agreements with various parties pursuant to which a substantial portion of the unresolved environmental claims could be settled for approximately $25.0 - $30.0. In September 2004, agreements with the affected parties were reached and Court approval for such agreements was received. During October 2004, the Company paid approximately $27.3 to completely settle these liabilities. The amounts paid approximated the amount of liabilities recorded and did not result in any material net gain or loss.
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
      The following tables present historical information regarding KACC’s asbestos, silica and coal tar pitch volatiles-related balances and cash flows:

	September 30,	December 31,
	2005	2004

Liability	$1,115.0	$1,115.0
Receivable(1)	965.5	967.0

	$149.5	$148.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months
	Ended,
	September 30,	Inception
	2005	to Date

Payments made, including related legal costs	$—	$(355.7)
Insurance recoveries(2)	1.5	267.7

	$1.5	$(88.0)

(1)	The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC’s aggregate insurance coverage. Amounts are stated in nominal dollars and not discounted to present value as the Company cannot currently project the actual timing of payments or insurance recoveries particularly in light of the expected treatment of such items in any plan of reorganization that is ultimately confirmed. The Company believes that, as of September 30, 2005, it had received all insurance recoveries that it is likely to collect in respect of asbestos-related costs paid. See Note 1.

(2)	Excludes certain amounts paid by insurers into escrow accounts (in respect of future settlements) more fully discussed below.
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
      As a part of the negotiation process described above, the Company has continued its efforts with insurers to make clear the amount of insurance coverage expected to be available in respect of asbestos, silica and coal tar pitch personal injury claims. The Company has settled asbestos-related coverage matters with certain of its insurance carriers. However, other carriers have not yet agreed to settlements and disputes with carriers exist. During 2000, KACC filed suit in San Francisco Superior Court against a group of its insurers, which suit was thereafter split into two related actions. Additional insurers were added to the litigation in 2000 and 2002. During October 2001, June 2003, February 2004 and April 2004, the court ruled favorably on a number of policy interpretation issues. Additionally, one of the favorable October 2001 rulings was affirmed in February 2002 by an intermediate appellate court in response to a petition from the insurers. The litigation is continuing. Certain insurers have also indicated their intent to object to certain aspects of the Kaiser Aluminum Amended Plan, including with regard to whether the rights to proceeds of certain of the insurance policies may be transferred upon confirmation to the applicable personal injury trust(s) contemplated by the Kaiser Aluminum Amended Plan as part of the resolution of the outstanding tort claims. It is expected that the Court will decide this matter as a part of the plan confirmation process. While the Company believes that the applicable law supports the transfer of such rights to proceeds to the Applicable Personal Injury Trust(s), no assurances can be provided on how the Court will ultimately rule on this or other aspects of the Kaiser Aluminum Amended Plan.
      The timing and amount of future insurance recoveries continues to be dependent on the resolution of any disputes regarding coverage under the applicable insurance policies through the process of negotiations or further litigation. However, the Company believes that substantial recoveries from the insurance carriers are probable. The Company estimates that at September 30, 2005 its remaining solvent insurance coverage was in the range of $1,400.0 - $1,500.0. Further, assuming that actual asbestos, silica and coal tar pitch volatile costs were to be the $1,115.0 amount now accrued (as discussed above) the Company believes that it would be able to recover from insurers amounts totaling approximately $965.5, and, accordingly the Company recorded in the fourth quarter of 2004 an approximate $500.0 increase in its personal injury-related insurance receivable. The foregoing estimates are based on, among other things, negotiations, the results of the litigation efforts discussed above and the advice of Heller Ehrman LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. While the Company considers the approximate $965.5 amount to be probable (based on the factors cited above) it is possible that facts and circumstances could change and, if such a change were to occur, that a material adjustment to the amount recorded could occur. Additionally, it should be noted that, if through the estimation process or negotiation, it was determined that a significantly higher amount of costs were expected to be paid in respect of asbestos, silica and coal tar pitch volatile claims: (a) any amounts in excess of $1,400.0-$1,500.0 would likely not be offset by any expected incremental insurance recoveries and (b) it is presently uncertain to what extent additional insurance recoveries would be determined under GAAP to be probable in respect of expected costs between the $1,100.0 amount accrued at September 30, 2005 and total amount of estimated solvent insurance coverage available. Further, it is possible that, in order to provide certainty in respect of tort-related insurance recoveries, the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company and the insurers may enter into further settlement agreements establishing payment obligations of insurers to the trusts discussed in Note 1. Settlement amounts may be different from the face amount of the policies, which are stated in nominal terms, and may be affected by, among other things, the present value of possible cash receipts versus the potential obligation of the insurers to pay over time which could impact the amount of receivables recorded.
      Since the start of the Cases, KACC has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by the Court. In accordance with the Court approval, the insurers have paid certain amounts, pursuant to the terms of the approved escrow agreements, into funds (the “Escrow Funds”) in which KACC has no interest, but which amounts will be available for the ultimate settlement of KACC’s asbestos-related claims. Because the Escrow Funds are under the control of the escrow agents, who will make distributions only pursuant to a Court order, the Escrow Funds are not included in the accompanying consolidated balance sheet at September 30, 2005. In addition, since neither the Company nor KACC received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the Escrow Funds, neither the asbestos-related receivable nor the asbestos-related liability have been adjusted as a result of these transactions. As of September 30, 2005, the insurers had paid $14.6 into the Escrow Funds. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur.
      During the third quarter of 2005, the Company entered into a conditional settlement with one set of insurers under which the insurers agreed to pay approximately $137.0 in respect of substantially all coverage under certain policies having a combined face value of approximately $170.0. The settlement, which was approved by the Court in September 2005, has several conditions, including a legislative contingency and is only payable to the trust(s) being set up under the Company’s plan of reorganization upon emergence (more fully discussed in Note 1). The insurers paid the approximate $137.0 amount into a separate escrow account in November 2005. If the Company does not emerge, the agreement is null and void and the funds (along with any interest that has accumulated) will be returned to the insurers.
      During October 2005, the Company reached a conditional settlement agreement with another group of insurers under which the insurers would pay approximately $71.0 in respect of certain policies having a combined face value of approximately $87.0. The conditional settlement, which has similar terms and conditions to the other conditional settlement agreement discussed above, is still pending Court approval.
      The Company has not provided any accounting recognition for the conditional agreements in the accompanying financial statements given: (1) the conditional nature of the settlements; (2) the fact that, if the Company’s plan of reorganization is not approved by creditors or the Court, the Company’s interests with respect to the insurance policies covered by the agreements are not impaired in any way; and (3) the Company believes that collection of the approximate $965.5 amount of Personal injury-related insurance recovery receivable is probable even if the conditional agreements are ultimately approved. No assurances can be given as to whether the conditional agreements will become final or as to what amounts will ultimately be collected in respect of the insurance policies covered by the conditional settlement or any other insurance policies.
      Hearing Loss Claims. During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8. As such, the Company recorded a $15.8 charge (in Other operating charges (benefits), net) in 2003 and a corresponding obligation (included in Liabilities subject to compromise — see Note 1). However, no cash payments by the Company are required in respect of these amounts. Rather the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company’s financial statements at September 30, 2005 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.
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
      Labor Agreement. The Company previously disclosed that the labor agreement covering the USWA workers at KACC’s Spokane, Washington rolling mill and Newark, Ohio extrusion and rod rolling facility were set to expire in September 2005 and that KACC and representatives of the USWA had begun discussions regarding a new labor agreement. During June 2005, KACC and representatives of the USWA reached an agreement in respect of the labor agreements for such locations and the union members subsequently ratified the agreement. Additionally, new labor agreements were reached with USWA members at the Richmond, Virginia, and Tulsa, Oklahoma extrusion facilities. The new agreements at all of these locations commenced on July 1, 2005 and run through various expiration dates in 2010. The agreements provide for the following at each plant: a ratification-signing bonus; typical industry-level annual wage

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
increases; an opportunity to share in plant profitability; and a continuation of benefits modeled along the lines of the settlement between the parties approved by the Court in February 2005. The approximately $.9 of ratification signing bonuses were expensed in the second quarter of 2005 since that is when ratification occurred (included in Cost of products sold).
      Contingencies Regarding Settlement with the PBGC. As more fully described in Note 8, in response to the January 2004 Debtors’ motion to terminate or substantially modify substantially all of the Debtors’ defined benefit pension plans, the Court ruled that the Company had met the factual requirements for distress termination as to all of the plans at issue. The PBGC appealed the Court’s ruling. However, as more fully discussed in Note 8, during the pendency of the PBGC’s appeal, the Company and the PBGC reached a settlement under which the PBGC agreed to assume the Terminated Plans. The Court approved this settlement in January 2005. The Company believed that, subject to its plan(s) of reorganization and the Liquidating Plans complying with the terms of the PBGC settlement, all issues in respect of such matters were resolved. However, despite the settlement with the PBGC, the intermediate appellate court proceeded to consider the PBGC’s earlier appeal and issued a ruling dated March 31, 2005 affirming the Court’s rulings regarding distress termination of all such plans. If the current appellate ruling became final, it is possible that the remaining defined benefit plans would be assumed by the PBGC. Since the Company and the PBGC became aware of the intermediate appellate court ruling, the Company and the PBGC have conducted additional discussions. In July 2005, the Company and the PBGC reached an agreement, which was approved by the Court in September 2005, under which the PBGC agreement previously approved by the Court was amended to permit the PBGC to further appeal the intermediate appellate court ruling. Under the terms of the amended PBGC agreement, if the PBGC were to prevail in the further appeal, all aspects of the previously approved PBGC agreement would remain the same except that there could be a modification to the $14.0 administrative claim amount to the extent that the actual 2005 minimum pension funding payments made by the Company differ from a projected amount of approximately $6.7. The Company does not currently anticipate that there would be any material difference in the actual 2005 minimum funding payments versus projected payments. Accordingly, in essence, if the PBGC’s further appeal were to prevail, the Company does not believe there would be any material adverse consequences. On the other hand, under the amended agreement, if the intermediate appellate court ruling is upheld on further appeal, the PBGC is required to: (a) approve the distress termination of the remaining defined benefit pension plans; and (b) reduce the amount of the administrative claim to $11.0 (from $14.0). Under the amended agreement, both the Company and the PBGC agree to take up no further appeals. Pending a final resolution of this matter, the Company’s settlement with the PBGC remains in full force and effect. The Company continues to believe that any outcome would not be less favorable (from a cash perspective) than the terms of the PBGC settlement or the amended PBGC agreement. However, if the remaining defined benefit pension plans were to be terminated, it would likely result in a non-cash charge of approximately $6.0 – $7.0.
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
      As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the nine months ended September 30, 2004 and 2005 that contained fixed price terms were (in millions of pounds) 88.4 and 109.6, respectively.
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
      At September 30, 2005, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last quarter of 2005 and for the period 2006 — 2009 totaling approximately (in millions of pounds): 2005: 64.0, 2006: 108.0, 2007: 76.0, 2008: 53.0, and 2009: 41.0.
      The following table summarizes KACC’s material derivative positions at September 30, 2005:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option sale contracts	1/06 through 12/11	108.8	$(1.1)
Fixed priced purchase contracts	10/05 through 12/05	19.1	.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm GBP)	Value

Pounds Sterling —
Option purchase contracts	10/05 through 12/07	60.9	$2.5
Fixed priced purchase contracts	10/05 through 12/07	60.9	(2.4)
      The above table excludes certain aluminum option sales contracts whose positions were liquidated prior to their settlement date during the nine months ended September 30, 2005. A net loss associated with these liquidated positions was deferred and is being recognized over the period during which the underlying transactions to which the hedges related are expected to occur. As of September 30, 2005, the remaining unamortized net loss was approximately $.9.
      Hedging activities during 2005 (all of which were attributable to continuing operations) resulted in a net loss of approximately $.4 for the quarter and $1.7 for the nine month period ended September 30, 2005. Hedging activities during the quarter and nine month periods ended September 30, 2004 resulted in a net gain of approximately $.2 for the quarter and a net loss of approximately $3.5 for the nine month period. As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, hedging activities in 2004 were deemed to be fully attributable to the Company’s commodity-related operations and are reported in Discontinued operations.

11.	Other Operating Charges and Other Income Expense
      Other Operating Charges. The income (loss) impact associated with other operating charges for the quarter and nine month periods ended September 30, 2005, included charges totaling $.3 and $5.9, respectively, associated with the 2004 portion of the Company’s defined contribution plans, which were implemented in March 2005 (see Note 8 — Fabricated products business unit: $.2 for the quarter and $5.4 for the nine month period and Corporate: $.1 for the quarter and $.5 for the nine month period). Other operating charges for the nine month period ended September 30, 2005, also included a charge totaling $.6 related to termination of the Houston, Texas administrative office lease in connection with the combination of the Corporate headquarters into the existing Fabricated products headquarters.
      The income (loss) impact associated with other operating charges for the quarter and nine month periods ended September 30,2004 included pension charges of $155.5 related to pension plans whose responsibility was assumed by the PBGC (see Note 8 — Corporate).
      Other Income (Expense). Other income (expense) for the quarter and nine month periods ended September 30, 2004 included a gain of approximately $1.9 on the sale of non-operating real estate. Other income for the nine month periods ended September 30, 2004 includes a gain of approximately $6.3 which resulted from the settlement of outstanding obligations of a former affiliate offset, in part, by a $1.4 adjustment to the environmental liabilities (see Note 9).

12.	Key Employee Retention Program
      In June 2002, the Company adopted a key employee retention program (the “KERP”), which was approved by the Court in September 2002. The KERP is a comprehensive program that is designed to provide financial incentives sufficient to retain certain key employees during the Cases. The KERP includes six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing supplemental employee retirement plan (“SERP”) and a long-term incentive plan. Under the KERP, retention payments commenced in September 2002 and were paid every six months through March 31, 2004, except that 50% of the amounts payable to certain senior officers

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(totaling approximately $1.7) were withheld until the Debtors emerge from the Cases or as otherwise agreed pursuant to the KERP. During the nine months ended June 30, 2004, the Company recorded charges of $1.5 (included in Selling, administrative, research and development, and general) related to the KERP. The severance and change in control plans, which are similar to the provisions of previous arrangements that existed for certain key employees, generally provide for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved. The completion incentive plan generally provided for payments that reduced over time to certain senior officers depending on the elapsed time until the Debtors emerged from the Cases. Based on the Debtors current belief that it will not emerge before the first quarter of 2006, the amount of the completion incentive is expected to be $0. The SERP generally provides additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees are not subsequently terminated for cause or voluntarily terminate their employment prior to reaching their retirement age. The long-term incentive plan generally provides for incentive awards to key employees based on an annual cost reduction target. Payment of such awards generally will be made: (a) 50% when the Debtors emerge from the Cases and (b) 50% one year from the date the Debtors emerge from the Cases. At September 30, 2005, approximately $9.1 was accrued in respect of the KERP long-term incentive plan.

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
      As a part of the reorganization process, the Company concluded that it was in its best interest to reject the BPA contract as permitted by the Code. As such, with the authorization of the Court, the Company rejected the BPA contract on September 30, 2002. The contract rejection gives rise to a pre-petition claim (see Note 1). The BPA has filed a proof of claim for approximately $75.0 in connection with the Cases in respect of the contract rejection. The Company has previously disclosed that the amount of the BPA claim would ultimately be determined either through a negotiated settlement, litigation or a computation of prevailing power prices over the contract period and that, as the amount of the BPA’s claim in respect of the contract rejection had not been determined, no provision had been made for the claim in the Company’s prior period financial statements. In October 2005, the Debtors asked the Court to reduce the claim to $1.1 as the take-or-pay contract price has consistently been below average market prices. The $1.1 amount represents only certain pre-petition invoices and such amount is (and has been) fully accrued. Whatever the ultimate amount of the BPA claim, it is expected to be settled in the overall context of the Company’s plan of reorganization. Accordingly, any payments that may be required as a result of the rejection of the BPA contract are expected to only be made pursuant to a plan of reorganization and upon the Company’s emergence from the Cases.

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
      The Company’s operations are organized and managed by product type. The Company’s operations, after the discontinued operations reclassification, include two operating segments of the aluminum industry and the corporate segment. The two aluminum industry segments are: Fabricated products and Primary aluminum. The Fabricated products business unit sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for automotive, aerospace and general engineering end-use applications. The Primary aluminum business unit produces commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of KACC’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges (benefits), net. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information regarding segments.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial information by operating segment, excluding discontinued operations, for the quarter and nine month periods ended September 30, 2005 and 2004, is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net Sales:
Fabricated Products	$235.9	$210.4	$707.7	$587.4
Primary Aluminum	35.7	34.0	108.2	97.3

	$271.6	$244.4	$815.9	$684.7

Segment Operating Income (Loss):
Fabricated Products	$24.5	$12.3	$62.7	$21.1
Primary Aluminum	6.2	3.4	17.9	11.9
Corporate and Other	(15.4)	(21.5)	(42.1)	(53.5)
Other Operating Charges — Note 11	(.3)	(154.7)	(6.5)	(154.7)

	$15.0	$(160.5)	$32.0	$(175.2)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Depreciation and amortization:(1)
Fabricated Products	$4.9	$5.8	$14.8	$16.5
Corporate and Other	—	.1	.2	.4

	$4.9	$5.9	$15.0	$16.9

(1)	Depreciation and amortization expense excludes depreciation and amortization expense of discontinued operations of $1.1 and $12.8 for the quarter and nine month periods ended September 30, 2004, respectively.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Income taxes paid:(1)
Fabricated Products —
United States	$—	$—	$—	$—
Canada	.2	—	2.6	—

	$.2	$—	$2.6	$—

(1)	Income taxes paid exclude foreign income tax paid by discontinued operations of $6.4 and $4.1 for the quarters ended September 30, 2005 and 2004, respectively, and $16.8 and $8.5 for the nine month periods ended September 30, 2005 and 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which is set to expire on January 31, 2006, and which also extended the exclusive period for solicitation of acceptance of such plan or plans through March 31, 2006. As more fully discussed below, KAC, KACC and the other Debtors that together include the Fabricated products operations and an interest in Anglesey Aluminium Limited (“Anglesey”), filed a plan of reorganization and disclosure statement. The disclosure statement was approved by the Court on September 8, 2005. The Company has begun the solicitation process for plan approval. Such process is expected to be completed by mid-November 2005. The Court has set November 16, 2005, as the date by which objections to the plan must be filed and January 9, 2006 and January 10, 2006 as dates for plan confirmation hearings. No assurances can be given that the Court will grant any further extensions of exclusivity that may be sought. If a plan of reorganization is not accepted by the requisite numbers of creditors entitled to vote on the plan within the applicable time period under the Court approved extension and any subsequent extensions that may be granted by the Court, if any, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for some or all of the Debtors.
      Commodity-related and Inactive Subsidiaries. As previously disclosed, with the sale of its interests in and related to Queensland Alumina Limited (“QAL”), which closed on April 1, 2005, the Company has sold all of commodity-related interests other than its interests in Anglesey. It is anticipated that, as more fully discussed below, the proceeds from the sale of these interests will be distributed primarily to the affected subsidiaries’ creditors pursuant to certain liquidating plans and other agreements. The primary subsidiaries affected by this strategy are AJI, KJC, KAAC, KFC and KBC.
      During November 2004, four of KACC’s commodity-related subsidiaries (AJI, KJC, KAAC and KFC, collectively, the “Liquidating Subsidiaries”) filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are separately referred to as the “AJI/ KJC Plan” and the “KAAC/ KFC Plan” and collectively as the “Liquidating Plans”). Under the Liquidating Plans, the assets of those entities, consisting primarily of the net cash proceeds received by them in connection with the sales of their commodities interests, will be transferred to liquidating trusts, whereupon the Liquidating Subsidiaries will be dissolved. The liquidating trusts will then make distributions to the creditors of the Liquidating Subsidiaries in accordance with the Liquidating Plans. The Liquidating Plans outline the specific treatment of creditors and their estimated recoveries in respect of the Liquidating Subsidiaries under several possible scenarios. The Liquidating Plans state that, based on the various assumptions and estimates set forth therein, it was anticipated that: (1) the Liquidating Subsidiaries would have an aggregate of approximately $673.8 million of cash available for distribution to creditors when the Liquidating Plans became effective; and (2) after payment of priority claims and trust expenses (initial reserves for both of which were estimated to be in the range of $37.0 million to $46.0 million), and payments to KACC under the Intercompany Settlement Agreement (“Intercompany Agreement”) (see discussion below), the Liquidating Subsidiaries would distribute available cash to the following claimholders in the following amounts ( in millions):

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

      The Liquidating Plans as filed with the Court provided that $16.0 million of payments were to be made for the benefit of holders of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) if, and only if, the holders of both (a) KACC’s 9 7/8% Senior Notes and 10 7/8% Senior Notes (collectively, the “Senior Notes”) and (b) the Sub Notes, approved the plans. If either the holders of the Senior Notes or the Sub Notes failed to accept the Liquidating Plans, the Court would determine distributions to such holders. Holders of the Parish of St. James, State of Louisiana, Solid Waste Disposal Revenue Bonds (the “Revenue Bonds”) were not allowed a vote on the Liquidating Plans but would receive up to $8.0 million if the Liquidating Plans were accepted by the Senior Notes and, unless the holders of the Senior Notes agreed, all holders of the Senior Notes were to receive the identical treatment under the Liquidating Plans. If the Liquidating Plans were not accepted by the holders of the Senior Notes then, pursuant to the Liquidating Plans, the Court was to determine the distributions to the Revenue Bonds. Any amounts paid in respect of the Sub Notes and the Revenue Bonds will be paid from amounts that otherwise would be distributed to holders of the Senior Notes.
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
      The above amounts are net of payments that are to be made by AJI, KJC and KAAC to KACC in respect of pre-petition and post-Filing Date intercompany claims pursuant to the Intercompany Agreement that was approved by the Court in February 2005. The Intercompany Agreement also resolves substantially all other pre-and post-petition intercompany claims between the Debtors. The Intercompany Agreement provides, among other things, for payments of cash by AJI, KJC and KAAC from the sale of their respective interests in and related to Alumina Partners of Jamaica (“Alpart”) and QAL to KACC of at least $90.0 million in respect of its intercompany claims against AJI, KJC and KAAC. Under the Intercompany Agreement, such payments would be increased or decreased for (1) net cash flows funded by or collected by KACC related to: (a) the Company’s interests in and related to Alpart from January 1, 2004 through July 1, 2004 (estimated to be approximately $21.0 million collected by the Company); (b) the Company’s interests in and related to QAL from July 1, 2004 through KAAC’s emergence from Chapter 11 (estimated to be in the $20.0 million range collected by the Company through September 30, 2005); and (c) third party costs and certain limited overhead of KACC’s activities related to the sale of AJI’s, KJC’s and KAAC’s respective interests in and related to Alpart and QAL and (2) any purchase price adjustments (other than incremental amounts related to alumina sales contracts to be transferred) pursuant to KACC’s sale of its interests in Alpart. As provided under the Intercompany Agreement, KACC was reimbursed for approximately $14.5 million of payments made in the third quarter of 2004 to retire Alpart-related debt and $28.0 million in November 2004 as a partial payment of Alpart-related sales proceeds. The Intercompany Agreement calls for the remaining payments to be made in specific increments to KACC upon the effective dates of the Liquidating Plans.
      It is anticipated that KBC will be dealt with either separately or in concert with the KACC plan of reorganization as more fully discussed below.
      Entities Containing the Fabricated Products and Certain Other Operations. Under the Code, claims of individual creditors must generally be satisfied from the assets of the entity against which that creditor has a lawful claim. The claims against the entities containing the Fabricated products and certain other operations will have to be resolved from the available assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey and proceeds to be received by such entities from the Liquidating Subsidiaries under the Intercompany Agreement. Sixteen of the Debtors have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which were resolved pursuant to the Intercompany Agreement). The Company has previously disclosed that it believed that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.
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
      In June 2005, KAC, KACC and 19 of KACC’s subsidiaries (collectively, the “Remaining Debtors”) filed a plan of reorganization and related disclosure statement with the Court. In August 2005 and September 2005, the Company filed amended plans of reorganization ( the “Kaiser Aluminum Amended Plan”) and related amended disclosure statements (the “Kaiser Aluminum Amended Disclosure Plan”) with the Court. The Kaiser Aluminum Amended Disclosure Statement was approved on September 8, 2005. The Kaiser Aluminum Amended Plan must be voted on and approved by creditors in accordance with the Code and ultimately confirmed by the Court. In addition, affirmation must be obtained from the United States District Court regarding the treatment of asbestos personal injury claims in the Kaiser Aluminum Amended Plan. The Court has scheduled a confirmation hearing for January 9, 2006 and January 10, 2006.
      The Kaiser Aluminum Amended Plan would, in general, consistent with previously disclosed agreements and understandings reached with key creditor constituents, resolve substantially all pre-Filing Date liabilities of the Remaining Debtors under a single joint plan of reorganization. In summary, the Kaiser Aluminum Amended Plan provides for the following principal elements:

(a) All of the equity interests of existing stockholders of the Company would be cancelled without consideration.

(b) All post-petition and secured claims would either be assumed by the emerging entity or paid at emergence (see “Exit Cost” discussion below).

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

(e) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 million in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) the new common stock of the emerged entity to be issued as per (f) below in respect of approximately $830.0 million of intercompany claims of KFC against KACC that are to be assigned to the trust, which the Company currently estimates will result in the trusts receiving approximately 6.4% of the new common stock of the emerged entity.

(f) Other pre-petition general unsecured claims against the Remaining Debtors (other than KACOCL) are to receive approximately 22.3% of the new common stock of the emerging entity in the proportion that their allowed claim bears to the total amount of allowed claims. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC (other than the PBGC’s claim against KACOCL), (ii) the approximate $830.0 of intercompany claims that will be assigned to the personal injury trust(s) referred to in (e) above, and (iii) all unsecured trade and other general unsecured claims, including approximately $276.0 million of intercompany claims of KFC against KACC. However, holders of general unsecured claims not exceeding a specified small amount will receive a cash payment equal to approximately 2.9% of their agreed claim value in lieu of new common stock. In accordance with the contractual subordination provisions of the indenture governing the Sub

Notes and terms of the settlement between the holders of the Senior Notes and the holders of the Revenue Bonds, the new common stock or cash that would otherwise be distributed to the holders of the Sub Notes in respect of their claims against the Debtors would instead be distributed to holders of the Senior Notes and the Revenue Bonds on a pro rata basis based on their relative allowed amounts of their claims.

      No assurance can be given that the Kaiser Aluminum Amended Plan will ultimately receive the necessary approvals by creditors or be confirmed by the Court, receive affirmation from the United States District Court, or that the transactions contemplated by the Kaiser Aluminum Amended Plan will ultimately be consummated. The Company’s ability to ultimately emerge from the Cases is subject to a number of factors, including, among others, inherent market-related risks, Court approval for various matters and the confirmation of a plan of reorganization in accordance with the applicable bankruptcy law and, accordingly, no assurances can be given as to whether or when any plan or plans of reorganization will ultimately be confirmed. Further, the specific recoveries of individual creditors is dependent on, among other things, the total amount of claims against the Debtors as ultimately determined by the Court, the priority of the applicable claims, the amount of value available for distribution in respect of claims and the completion of the plan confirmation process consistent with applicable bankruptcy law. However, assuming there are no unexpected delays in the approval of the Kaiser Aluminum Amended Plan, it is possible the Company could emerge from Chapter 11 during the first quarter of 2006.
      The foregoing disclosure is not intended to be, nor should it be construed to be, a solicitation for a vote on the Kaiser Aluminum Amended Plan.
      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $60.0 million to $80.0 million. KACC currently expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 6 of Notes to Interim Consolidated Financial Statements). If payments made to the Company under the Intercompany Agreement together with existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurance can be given in this regard.
Recent Events and Developments
      Credit Arrangements. On February 11, 2005, the Company and KACC entered into a new financing agreement with a group of lenders under which the Company was provided with a replacement for the existing post-petition credit facility and a commitment for a multi-year exit financing arrangement upon the Debtors’ emergence from the Chapter 11 proceedings. The new financing agreement:

•	Replaced the existing post-petition credit facility with a new $200.0 million post-petition credit facility (the “DIP Facility”) and

•	Included a commitment, upon the Debtors’ emergence from the Chapter 11 proceedings, for exit financing in the form of a $200.0 million revolving credit facility (the “Revolving Credit Facility”) and a fully drawn term loan (the “Term Loan”) of up to $50.0 million (collectively referred to as the “Exit Financing”).
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
      The DIP Facility is currently expected to expire on February 11, 2006. As discussed in Note 1 of Notes to Interim Consolidated Financial Statements, the Company believes that it could emerge during the first quarter of 2006. However, if the Company does not emerge from the Cases prior to February 11, 2006, it will be necessary for the Company to extend the expiration date of the DIP Facility or make alternative financing arrangements. The Company has begun discussions with the agent bank that represents the DIP Facility lenders regarding the likely need for a short-term extension of the DIP Facility. While the Company believes that, if necessary, it would be successful in negotiating an extension to the DIP Facility or adequate alternative financing arrangements, no assurances can be given in this regard.
      The principal terms of the committed Revolving Credit Facility would be essentially the same as or more favorable than the DIP Facility, except that, among other things, the Revolving Credit Facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on February 11, 2010. The Term Loan commitment would be expected to close upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on February 11, 2011. The agent bank representing the Exit Financing lenders is the same as the agent bank for the DIP Facility lenders and the Company has begun parallel discussions with the agent bank regarding the extension of the expiration date for the Exit Financing commitment in the event the Company does not emerge from the Cases prior to February 11, 2006.
      Asbestos-Related Insurance Coverage Conditional Settlements. The Company has previously disclosed that it estimated that it had approximately $1.4 billion of remaining solvent asbestos-related insurance coverage. The Company has recognized approximately $967.0 million of such amount in its financial statements. As disclosed throughout our SEC filings (including in the Notes, Factors Affecting Future Performance, Critical Accounting Policies), the tort liability and offsetting insurance receivable amounts recognized (and disclosed) in the financial statements are nominal amounts, as the Company cannot predict the timing of cash flows. The Company has also disclosed that it is possible that amounts may be settled at less than the face value of policies for various reasons including the possible present value effect.
      During the third quarter of 2005, the Company entered into a conditional settlement with one set of insurers under which the insurers agreed to pay approximately $137.0 million in respect of substantially all coverage under certain policies having a combined face value of approximately $170.0 million. The settlement, which was approved by the Court in September 2005, has several conditions, including a legislative contingency and is only payable to the trust(s) being set up under the Company’s plan of reorganization upon emergence (more fully discussed in Note 1 of Notes to Interim Consolidated Financial Statements).The insurers paid the approximate $137.0 million amount into a separate escrow account in November 2005. If the Company does not emerge, the agreement is null and void and the funds (along with any interest that has accumulated) will be returned to the insurers.
      During October 2005, the Company reached a conditional settlement agreement with another group of insurers under which the insurers would pay approximately $71.0 million in respect of certain policies having a combined face value of approximately $87.0 million. The conditional settlement, which has similar terms and conditions to the other conditional settlement agreement discussed above, is still pending Court approval.
      The Company has not provided any accounting recognition for the conditional agreements in the accompanying financial statements given: (1) the conditional nature of the settlements; (2) the fact that, if the Company’s plan of reorganization is not approved by creditors or the Court, the Company’s interests with respect to the insurance policies covered by the agreements are not impaired in any way; and (3) the Company believes that collection of the approximate $965.5 million amount of Personal injury-related insurance recovery receivable is probable even if the conditional agreements are ultimately approved. No assurances can be given as to whether the conditional agreements will become final or as to what amounts will ultimately be collected in respect of the insurance policies covered by the conditional settlement or any other insurance policies.
      KBC Agreement Rejection Claim. Recently, the UCC has been negotiating with a third party that has asserted a claim against KBC for rejection of a bauxite supply agreement. While the third party did not originally assert a specific value for their claim, during the middle of 2005, in response to a motion by the Debtors, the third party made a supplemental filing with the Court asserting that contract rejection damages approximated $67.0 million. The Debtors have not accepted the third party’s damage claim and believe that arguments exist as to the appropriateness and value of the claim. No assurance can be given as to whether a settlement will ultimately be reached or, if it is, what the terms of the settlement of the third party claim will be. Management has concluded that amounts, if any, that will be paid pursuant to this matter are not probable and reasonably estimatable at September 30, 2005. Accordingly, the Company has not accorded the claim any accounting recognition in the accompanying financial statements as of and for the periods ending September 30, 2005. The Company believes that any amounts ultimately agreed in respect of this claim would represent a pre-petition unsecured claim that would be subject to compromise and that would either have to be satisfied from KBC’s limited assets or would fall into the general unsecured claims (see item (f) in Note 1 of Notes to Interim Consolidated Financial Statements). If the Company were to seek to substantively consolidate KBC with the other Debtors pursuant to the Kaiser Aluminum Amended Plan, any such decision would require the agreement of other creditors and an agreement by the Court that a resolicitation of the Kaiser Aluminum Amended Plan is not required. No assurances can be provided that any such decision will be made by the Company or that other creditors or the Court would approve of a modification of the Kaiser Aluminum Amended Plan to provide for KBC’s substantive consolidation with the other Debtors.
      Disposition of Commodity-Related Assets. In connection with the previously disclosed plan to explore and, if appropriate, dispose of the Company’s commodity-related interests, the Company has completed the disposition of its interests in and related to: (a) the Tacoma, Washington smelter in February, 2003, (b) the Mead, Washington smelter in June 2004, (c) Alpart in July 2004, (d) Gramercy/ KJBC in October 2004, (e) Valco in October 2004, and (f) QAL in April 2005. Completion of these transactions represents a significant step towards the Company’s planned emergence from Chapter 11 primarily as a fabricated products company. See Note 5 of Notes to Interim Consolidated Financial Statements for details regarding the individual dispositions.
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
      Labor Agreement. The Company previously disclosed that the labor agreement covering the USWA workers at KACC’s Spokane, Washington rolling mill and Newark, Ohio extrusion and rod rolling facility were set to expire in September 2005 and that KACC and representatives of the USWA had begun discussions regarding a new labor agreement. During June 2005, KACC and representatives of the USWA reached an agreement in respect of the labor agreements for such locations and the union members subsequently ratified the agreement. Additionally, new labor agreements were reached with USWA members at the Richmond, Virginia, and Tulsa, Oklahoma extrusion facilities. The new agreements at all of these locations commenced on July 1, 2005 and run through various expiration dates in 2010. The agreements provide for the following at each plant: a ratification-signing bonus; typical industry-level annual wage increases; an opportunity to share in plant profitability; and a continuation of benefits modeled along the lines of the settlement between the parties approved by the Bankruptcy Court in February 2005. The approximately $.9 million of ratification signing bonuses were expensed in the second quarter of 2005 since that is when ratification occurred (included in Cost of products sold).
      In September 2005, the Company and the USWA amended a prior agreement to provide, among other things, for the Company to contribute a per employee amount to the Steelworkers’ Pension Trust totaling approximately $1.1 million during the fourth quarter of 2005 (subject to Court approval). Since Court approval was not received before the end of the third quarter, the liability and related expense associated with the amended agreement has not been reflected in the accompanying financial statements. Such amounts will be recorded in the fourth quarter of 2005. As a part of the September 2005 agreement, KACC has also agreed to provide advances of up to $8.5 million to the VEBA during the first two years after emergence from the Cases, if requested by the VEBA and subject to certain specified conditions. Any such advances would accrue interest at a market rate and would first reduce any required annual variable contributions. Any advanced amounts in excess of required variable contributions would, at KACC’s option, be repayable to KACC in cash, shares of new common stock of the emerging entity or a combination thereof.
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
      The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and nine month periods ended September 30, 2005 and 2004. The following data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained elsewhere herein. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In millions of dollars,
	except shipments and prices)
Shipments (mm lbs):
Fabricated Products	120.7	117.9	365.2	341.0
Primary Aluminum	38.8	40.3	115.7	117.5

	159.5	158.2	480.9	458.5

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$1.95	$1.79	$1.94	$1.72
Primary Aluminum(2)	$.92	$.85	$.93	$.83
Net Sales:
Fabricated Products	$235.9	$210.4	$707.7	$587.4
Primary Aluminum	35.7	34.0	108.2	97.3

Total Net Sales	$271.6	$244.4	$815.9	$684.7

Segment Operating Income (Loss):(3)
Fabricated Products	$24.5	$12.3	$62.7	$21.1
Primary Aluminum	6.2	3.4	17.9	11.9
Corporate and Other	(15.4)	(21.5)	(42.1)	(53.5)
Other Operating Charges(4)	(.3)	(154.7)	(6.5)	(154.7)

Total Operating Income (Loss)	$15.0	$(160.5)	$32.0	$(175.2)

Discontinued Operations	$8.0	$103.7	$386.9	$101.3

Net Income (Loss)	$11.9	$(69.5)	$381.9	$(109.3)

Capital Expenditures (excluding discontinued operations)	$11.8	$1.9	$20.4	$4.5

(1)	Average realized prices for the Company’s Fabricated products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business — Business Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Average realized prices for the Company’s Primary aluminum business unit exclude hedging revenues.

(3)	The Company changed its segment presentation in 2004 to eliminate the “Eliminations” segment as the primary purpose for such segment was to eliminate intercompany profit on sales by the Primary aluminum and Bauxite and alumina business units substantially all of which are now considered Discontinued operations. Eliminations not representing Discontinued operations are now included in segment results. Operating results for the Primary aluminum business unit in quarter and nine month periods ended September 30, 2004 are after the elimination of $.3 and $1.0, respectively. Also, see Part I, Item 1. “Business — Business Operations” in the Company’s Annual Report on From 10-K for the year ended December 31, 2004 for a discussion of changes to the Primary aluminum business unit.

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
      During the nine months ended September 30, 2004, the average London Metal Exchange transaction price (“LME price”) per pound of primary aluminum was $.76 per pound. During the nine months ended September 30, 2005, the average LME price per pound for primary aluminum was $.83. At October 31, 2005, the LME price was approximately $.90 per pound.

Quarter and Nine Months Ended September 30, 2005 Compared to Quarter and Nine Months Ended September 30, 2004
      Summary. The Company reported net income of $11.9 million, $.15 of basic income per common share, for the quarter ended September 30, 2005, compared to a net loss of $69.5 million, $.87 of basic loss per common share, for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, the Company reported net income of $381.9 million, $4.79 of basic income per common share, compared to a net loss of $109.3 million, $1.37 of basic loss per common share, for the same period in 2004. However, basic income (loss) per common share may not be meaningful, because as a part of a plan of reorganization, it is likely that the equity interests of the Company’s existing stockholders will be cancelled without consideration.
      Net sales in the third quarter of 2005 totaled $271.6 million compared to $244.4 million in third quarter of 2004. Net sales for the nine month period ended September 30, 2005 totaled $815.9 million compared to $684.7 million for the nine month period ended September 30, 2004.
      Fabricated Aluminum Products. Net sales of fabricated products increased by 12% during the third quarter of 2005 as compared to the same period in 2004 primarily due to a 9% increase in average realized prices and a 2% increase in shipments. For the nine month period ended September 30, 2005, net sales of fabricated products increased by approximately 21% as compared to the same period in 2004, primarily due to a 13% increase in average realized prices and a 7% increase in shipments. The increase in the average realized price primarily reflects higher underlying metal prices, higher conversion prices and a favorable mix of products sold. Current period shipments were higher than 2004 shipments due primarily to continued strength in aerospace demand.
      Segment operating results (before Other operating charges) for the quarter and nine month period ended September 30, 2005 improved over the comparable periods in 2004 primarily due to improved conversion pricing, shipments and product mix, offset, in part, by higher natural gas prices and freight costs. Segment operating results for the quarter and nine month periods ended September 30, 2005 included an approximate $1.0 million charge for a product-related issue partially offset by a one-time operating benefit of $.6 million. Additionally, 2005 segment operating results were better than the comparable prior year periods as a result of lower charges for legacy pension and retiree medical-related charges (see Note 8 of Notes to Interim Consolidated Financial Statements). Segment operating results for 2005 and 2004 include gains on intercompany hedging activities with the Primary aluminum business unit totaling $.9 million and $3.4 million for the quarter and nine month periods ended September 30, 2005 and $1.8 million and $4.6 million for the quarter and nine month period ended September 30, 2004. These amounts eliminate in consolidation.
      Segment operating results for the quarter and nine month periods ended September 30, 2005, discussed above, exclude defined contribution savings plan charges of approximately $.2 million and $5.4 million, respectively (see Note 11 of Notes to Interim Consolidated Financial Statements).
      Primary aluminum. The activities of the Primary aluminum business unit consist of the Company’s interests in and related to Anglesey and primary aluminum hedging-related activities. Third party net sales of primary aluminum increased 5% during the third quarter of 2005 as compared to the same period in 2004 primarily as a result of an 8% increase in third party average realized prices, partially offset by a 4% decrease in shipments. For the nine month period ended September 30, 2005, net sales of primary aluminum increased by approximately 11% compared to the same period in 2004 primarily as a result of a 12% increase in third party average realized prices, partially offset by a 2% decrease in shipments. The increases in the average realized prices were primarily due to the increases in primary aluminum market prices and the lower volumes were due to product mix.
      Segment operating results for 2005 improved over 2004 primarily due to the increase in prices discussed above, offset, in part, by the change in product mix and increased major maintenance. Segment operating results for 2005 and 2004 include losses on intercompany hedging activities with the Fabricated products business unit totaling $.9 million and $3.4 million for the quarter and nine month periods ended September 30, 2005 and $1.8 million and $4.6 million for the quarter and nine month periods ended September 30, 2004. These amounts eliminate in consolidation.
      Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses that are not allocated to the Company’s business segments. In the third quarter of 2005, corporate operating costs were comprised of approximately $9.4 million of expenses related to ongoing operations and $6.0 million of retiree related expenses. In the third quarter of 2004, corporate operating costs were comprised of approximately $5.3 million of expenses related to ongoing operations and $16.2 million of retiree related expenses. For the nine month period ended September 30, 2005, Corporate operating costs were comprised of approximately $22.7 million of expenses related to ongoing operations and approximately $19.4 million of retiree related expenses. In the nine month period ended September 30, 2004, Corporate operating costs were comprised of approximately $19.0 million of expenses related to ongoing operations and approximately $34.5 million of retiree related expenses.
      The increase in expenses related to ongoing operations in the third quarter of 2005 compared to the third quarter of 2004 was due to an increase in professional fees associated primarily with the Company’s initiatives to comply with the Sarbanes-Oxley Act of 2002 by December 31, 2006, and to a lesser degree, emergence related activity, relocation of the corporate headquarters and transition costs. The increase in expenses related to ongoing operations for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004 was due to increases in professional and other corporate expenses for the reasons described above, offset by the fact that key personnel ceased receiving retention payments as of the end of the first quarter of 2004 pursuant to the Company’s key employee retention program (see Note 12 of Notes to Interim Consolidated Financial Statements). The decline in retiree related expenses is primarily attributable to the termination of the Inactive Pension Plan and the Kaiser Aluminum Pension Plan in third quarter of 2004 (see Note 8 of Notes to Interim Consolidated Financial Statements).
      Corporate operating results for the quarter and nine month periods ended September 30, 2005, discussed above, exclude defined contribution savings plan charges of approximately $.1 million and $.5 million, respectively. Corporate operating results for the nine month period ended September 30, 2005 also excluded a $.6 million charge related to the Houston, Texas administrative offices’ lease (see Note 11 of Notes to Interim Consolidated Financial Statements).

      The Company’s Corporate costs include amounts attributable to the commodity interests and disposition activities thereto as well as substantial costs associated with the Cases and preparing for emergence. Once all the related activities are completed, the Company expects there will be a substantial decline in Corporate and other costs. However, certain of these restructuring and transition activities (as exemplified above) will have adverse short term cost consequences.
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
      Results from discontinued operations for the quarter ended September 30, 2005 were approximately $96.0 million less than comparable period in 2004. The primary factors for the decrease in operating results from the quarter ended September 30, 2004 was a $102.0 gain in 2004 from the sale of the Company’s interests in and related to Alpart.
      Results from discontinued operations for the nine month period ended September 30, 2005 improved approximately $285.0 million over the comparable period in 2004. The primary factor for the improved results was the larger gain on sale of the QAL-related interests (approximately $366.0 million) in 2005 compared to the gain from the sale of the Company interests in and related to Alpart and the sale of the Mead Facility (approximately $125.0) in 2004. The balance of the improvement resulted primarily from the elimination of losses by commodity-related interests, which occurred during the first nine months of 2004 including: a $33.0 million Valco-related impairment charge, $16.0 of Valco operating losses, $11.0 million of Mead operating losses, $4.0 million of Gramercy/ KJBC operating losses and $4.0 million of hedging losses related to discontinued operations. These affects were partially offset by $24.0 million of Alpart-related operating income during the first nine months of 2004.
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
      Operating Activities. During the first nine months of 2005, Fabricated products operating activities provided approximately $67.0 million of cash. This amount compares with the first nine months of 2004 when Fabricated products operating activities provided approximately $8.0 million of cash. Cash provided by Fabricated products in 2005 was primarily due to improved operating results associated with improving demand for fabricated aluminum products. Working capital change in 2005 was modest. Cash provided by Fabricated products in 2004 was primarily due to improved operating results offset by increases in working capital associated with improving demand for fabricated aluminum products. The foregoing analysis of fabricated products cash flow excludes consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the “legacy” costs that the Company internally categorizes as a corporate cash outflow. See Corporate and other operating activities below.
      Cash flows attributable to the Company’s interests in and related to Anglesey provided approximately $17.0 million and $20.0 million in 2005 and 2004, respectively. The increase in cash flows between 2005 and 2004 is primarily attributable to timing of payments and receipts.
      Corporate and other operating activities (including all of the Company’s “legacy” costs) utilized approximately $82.0 million and $94.0 million of cash in 2005 and 2004, respectively. Cash outflows from Corporate and other operating activities in 2005 and 2004 included: (a) approximately $18.0 million and $49.0 million, respectively, in respect of retiree medical obligations and VEBA funding for all former and current operating units; (b) payments for reorganization costs of approximately $30.0 million and $24.0 million, respectively; and (c) payments in respect of General and Administrative costs totaling approximately $20.0 million and $18.0 million, respectively.
      In 2005, Discontinued operation activities provided $13.0 million of cash. This compares with 2004 when Discontinued operation activities provided $58.0 million of cash. The decrease in cash provided by Discontinued operations in 2005 over 2004 resulted primarily from an increase in foreign tax payments of $6.0 million and a decrease in favorable operating results due to the sale of substantially all of the commodity interests in the second half of 2004. The remaining commodity interests were sold as of April 1, 2005.
      Investing Activities. Total capital expenditures for Fabricated products were $20.1 million and $4.5 million for the nine month periods ended September 30, 2005 and 2004, respectively. The capital expenditures were made primarily to expand capacity at existing facilities, improve production efficiency and reduce operating costs. Total capital expenditures for Fabricated products are currently expected to be in the $30.0 million-$35.0 million range in 2005 and in the $50.0 million-$60.0 million range in 2006. The higher level of capital spending primarily reflects an investment at the Company’s Spokane, Washington facility. The new equipment will enable the Company to supply heavy gauge heat treat stretched plate to the aerospace and general engineering markets. The capital spending for this project is expected to total $75.0 million and to span the period of 2005 through 2007, with the most significant expenditures occurring in 2006. The level of capital expenditures may be adjusted from time to time depending on the Company’s business plans, price outlook for metal and other products, KACC’s ability to maintain adequate liquidity and other factors.
      Total capital expenditures for Discontinued operations were $3.4 million in the nine months ended September 30, 2004 (of which $1.0 million was funded by the minority partners in certain foreign joint ventures).
      Financing Activities and Liquidity. On February 11, 2005, the Company and KACC entered into a new financing agreement with a group of lenders under which the Company was provided with a replacement for the existing post-petition credit facility and a commitment for a multi-year exit financing arrangement upon the Debtors’ emergence from the Chapter 11 proceedings. The new financing agreement:

•	Replaced the existing post-petition credit facility with a new $200.0 million DIP Facility and

•	Included a commitment, upon the Debtors’ emergence from the Chapter 11 proceedings, for exit financing in the form of a $200.0 million Revolving Credit Facility and a fully drawn Term Loan of up to $50.0 million.
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
      The DIP Facility is currently expected to expire on February 11, 2006. As discussed in Note 1 of Notes to Interim Consolidated Financial Statements, the Company believes that it could emerge during the first quarter of 2006. However, if the Company does not emerge from the Cases prior to February 11, 2006, it will be necessary for the Company to extend the expiration date of the DIP Facility or make alternative financing arrangements. The Company has begun discussions with the agent bank that represents the DIP Facility lenders regarding the likely need for a short-term extension of the DIP Facility. While the Company believes that, if necessary, it would be successful in negotiating an extension to the DIP Facility or adequate alternative financing arrangements, no assurances can be given in this regard.

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
      The principal terms of the committed Revolving Credit Facility would be essentially the same as or more favorable than the DIP Facility, except that, among other things, the Revolving Credit Facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on February 11, 2010. The Term Loan commitment would be expected to close upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on February 11, 2011. The agent bank representing the Exit Financing lenders is the same as the agent bank for the DIP Facility lenders and the Company has begun parallel discussions with the agent bank regarding the extension of the expiration date for the Exit Financing commitment in the event the Company does not emerge from the Cases prior to February 11, 2006.
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
      The Company and KACC currently believe that the cash and cash equivalents, cash flows from operations, cash proceeds from the Intercompany Agreement and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its obligations during the expected pendency of the Cases. At October 31, 2005, there were no outstanding borrowings under the DIP Facility. There were approximately $17.8 million of letters of credit outstanding under the DIP Facility at October 31, 2005, and all outstanding letters of credit that had been issued under the Replaced Facility had been replaced by letters of credit issued under the DIP Facility.
      Capital Structure. MAXXAM Inc. (“MAXXAM”) and one of its wholly owned subsidiaries collectively own approximately 63% of the Company’s Common Stock, with the remaining approximately 37% of the Company’s Common Stock being publicly held. However, as more fully discussed in Note 1 of Notes to Interim Consolidated Financial Statements, it is likely that MAXXAM’s equity interests will be cancelled without consideration as a part of a plan of reorganization. In accordance with the Code and the DIP Facility, the Company and KACC are not permitted to purchase any of their common or preference stock.
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

1. The interim consolidated financial statements as of and for the quarter and nine month periods ended September 30, 2005 have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and do not include possible impacts arising in respect of the Cases. The interim consolidated financial statements included elsewhere in this Report do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report. For example,

a. Under generally accepted accounting principles (“GAAP”), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company’s own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

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

Additionally, upon emergence from the Cases, the Company expects to apply “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor’s liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of liabilities subject to compromise (that will be relieved upon emergence), meaningful comparison between the current historical financial statements and the financial statements upon emergence may be difficult to make.

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

Also, as more fully discussed in Note 9 of Notes to Interim Consolidated Financial Statements, KACC is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with KACC or by exposure to products containing asbestos last produced or sold by KACC more than 20 years ago. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles. Due to the Cases, existing lawsuits in respect of all such personal injury claims are stayed and new lawsuits cannot be commenced against us or KACC. It is difficult to predict the number of claims that will ultimately be made against KACC or the settlement value of such claims. Our September 30, 2005, balance sheet includes a liability for estimated asbestos-related costs of $1,115.0 million, which represents the Company’s estimate of the minimum end of a range of costs. The upper end of the Company’s estimate of costs is approximately $2,400.0 million and the Company is aware that certain constituents have asserted that they believe that actual costs may exceed the top end of the Company’s estimated range, by perhaps a material amount. As a part of any plan of reorganization it is possible that an estimation of KACC’s entire asbestos-related liability may occur. Any such estimation will likely result from negotiations between the Company and key creditor constituencies or an estimation process overseen by the Court. It is possible that any resulting estimate of KACC’s asbestos-related liability resulting from either process could exceed, perhaps significantly, the liability amounts reflected in the Company’s consolidated financial statements.

We believe KACC has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our September 30, 2005 balance sheet includes a long-term receivable for estimated insurance recoveries of $965.5 million. We believe that recovery of this amount is probable and additional amounts may be recoverable in the future if additional liability is ultimately determined to exist. However, we cannot assure you that all such amounts will be collected. The timing and amount of future recoveries from KACC’s insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies. Over the past several years, the Company has received a number of rulings in respect of insurance related litigation that it believes supports the amount reflected on the balance sheet. The trial court may hear additional issues from time to time. Further, depending on the amount of asbestos-related claims ultimately determined to exist, it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available. Additionally, the Company continues to discuss terms for possible settlements with certain insurers that would establish payment obligations of the insurers to the personal injury trusts discussed more fully in Note 1 of Notes to Interim Consolidated Financial Statements. Given uncertainties about the timing of the insurance-related cash flows (as well as the related liability amounts) such amounts, as previously disclosed have been recorded in nominal terms. Settlement amounts may be different from the face amount of the policies, which are stated in nominal terms. Settlement amounts may be affected by, among other things, the present value of possible cash receipts versus the potential obligation of the insurers to pay over time, which could impact the amount of receivables recorded. An example of such possible settlements are the conditional settlements discussed in Note 9 of Notes to Interim Consolidated Financial Statements.

Any adjustments ultimately deemed to be required as a result of the reevaluation of KACC’s asbestos-related liabilities or estimated insurance recoveries could have a material impact on the Company’s future financial statements. However, under an agreed term sheet, all of the Company’s personal injury-related obligations together with the benefits of its insurance policies and certain other consideration are to be transferred into one or more trusts at emergence.

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
Contractual Obligations and Commercial Commitments
      The following summarizes the Company’s significant contractual obligations at September 30, 2005 (dollars in millions):

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
      In September 2005, the Company and the USWA amended the collective bargaining agreement entered into during the second quarter of 2005 to provide, among other things, for the Company to contribute per employee amounts to the Steelworkers’ Pension Trust totaling approximately $1.1 during the fourth quarter of 2005 (subject to Court approval). Since Court approval was not received before the end of the third quarter, the liability and related expense associated with the amended agreement has not been reflected in the accompanying financial statements. Such amounts will be recorded in the fourth quarter of 2005.
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
      On June 1, 2004, the Court approved an order making the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 notwithstanding that the Intercompany Agreement was not effective as of that date. In October 2004, the Company entered into an amendment to the USWA agreement, which was approved by the Court in February 2005. As provided in the amendment, the Company will pay an additional contribution of $1.0 million in excess of the originally agreed to $36.0 million contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company is required to continue to make the monthly VEBA contributions as long as it remains in Chapter 11, even if the sum of such monthly payments exceeds the $37.0 million maximum amount discussed above. Any monthly amounts paid during the Chapter 11 process in excess of the $37.0 million limit will offset future variable contribution requirements post emergence.
      As a part of the September 2005 agreement with the USWA discussed above, which was approved by the Court in October 2005, KACC has also agreed to provide advances of up to $8.5 million to the VEBA during the first two years after emergence from the Cases, if requested by the VEBA and subject to certain specified conditions. Any such advances would accrue interest at a market rate and would first reduce any required annual variable contributions. Any advanced amounts in excess of required variable contributions would, at KACC’s option, be repayable to KACC in cash, shares of new common stock of the emerging entity or a combination thereof.
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
      During the third quarter of 2005, the Company entered into a conditional settlement with one set of insurers under which the insurers agreed to pay approximately $137.0 million in respect of substantially all coverage under certain policies having a combined face value of approximately $170.0 million. The settlement, which was approved by the Court in September  2005, has several conditions, including a legislative contingency and is only payable to the trust(s) being set up under the Company’s plan of reorganization upon emergence. The insurers paid the approximate $137.0 million amount into a separate escrow account in November 2005. If the Company does not emerge, the agreement is null and void and the funds (along with any interest that has accumulated) will be returned to the insurers.
      During October 2005, the Company reached a conditional settlement agreement with another group of insurers under which the insurers would pay approximately $71.0 million in respect of certain policies having a combined face value of approximately $87.0 million. The conditional settlement, which has similar terms and conditions to the other conditional settlement agreement discussed above, is still pending Court approval.
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
      As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the nine month periods ended September 30, 2004 and 2005 for which the Company had price risk were (in millions of pounds) 88.4 and 109.6, respectively.
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
      At September 30, 2005, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases during the last quarter of 2005 and for the period 2006 — 2009 totaling approximately (in millions of pounds): 2005: 64.0, 2006: 108.0, 2007: 76.0, 2008: 53.0 and 2009: 41.0.
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
Reorganization Proceedings
      Note 1 of Notes to Interim Consolidated Financial Statements is incorporated herein by reference.
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

Item 5.	Exhibits

Exhibit
Number		Description

4.1		Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement Among KAC, KACC and certain of their subsidiaries, as Borrowers, and certain Subsidiaries of KAC and KACC, as Guarantors, and certain financial institutions and JP Morgan Chase Bank, National Association, as Administrative Agent, dated as of February 11, 2005 (incorporated by reference to Exhibit 99.1 to Report on Form 8-K, dated as of February 11, 2005, filed by KAC, File No. 1-9447)
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Second Amended Joint Plan of Reorganization for Kaiser Aluminum Corporation, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 99.2 to Report on Form 8-K, dated as of September 8, 2005, filed by KAC, File No. 1-9447)
99.2		Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Second Amended Joint Plan of Reorganization for Kaiser Aluminum Corporation, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates(incorporated by reference to Exhibit 99.2 to Report on Form 8-K, dated as of September 8, 2005, filed by KAC, File No. 1-9447)

*	Filed herewith.

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

Kaiser Aluminum Corporation

/s/ Kerry A. Shiba

Kerry A. Shiba
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Daniel D. Maddox

Daniel D. Maddox
Vice President and Controller
(Principal Accounting Officer)
Date: November 14, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description

4.1		Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement Among KAC, KACC and certain of their subsidiaries, as Borrowers, and certain Subsidiaries of KAC and KACC, as Guarantors, and certain financial institutions and JP Morgan Chase Bank, National Association, as Administrative Agent, dated as of February 11, 2005 (incorporated by reference to Exhibit 99.1 to Report on Form 8-K, dated as of February 11, 2005, filed by KAC, File No. 1-9447)
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of Kerry A. Shiba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of Kerry A. Shiba pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Second Amended Joint Plan of Reorganization for Kaiser Aluminum Corporation, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 99.2 to Report on Form 8-K, dated as of September 8, 2005, filed by KAC, File No. 1-9447)
99.2		Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Second Amended Joint Plan of Reorganization for Kaiser Aluminum Corporation, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates(incorporated by reference to Exhibit 99.2 to Report on Form 8-K, dated as of September 8, 2005, filed by KAC, File No. 1-9447)

*	Filed herewith.