Form 10-K
period 2005-12-31
KAISER ALUMINUM CORP
filed 2006-03-31
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission file number 1-9447

KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3030279
(State of Incorporation)	(I.R.S. Employer Identification No.)

27422 PORTOLA PARKWAY, SUITE 350, FOOTHILL RANCH, CALIFORNIA (Address of principal executive offices)	92610-2831 (Zip Code)

Registrant’s telephone number, including area code:
(949) 614-1740

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2005, there were 79,671,531 shares of the Common Stock of the registrant outstanding. As of June 30, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the average bid and asked price of the Common Stock as reported by the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc., for June 30, 2005 (which was the last day of the registrant’s most recently completed second fiscal quarter) was $.9 million. However, the market value of the registrant’s Common Stock may not be meaningful, because as part of the registrant’s plan of reorganization, the equity interests of the Company’s existing stockholders are expected to be cancelled without consideration.

As of February 28, 2006 there were 79,671,531 shares of Common Stock of the registrant outstanding.

Documents Incorporated By Reference
None

NOTE

Kaiser Aluminum Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, including only Exhibit 21 of the exhibits listed on pages 136-142 of this Report, are available without charge upon written request. The registrant will furnish copies of the other exhibits to this Report on Form 10-K upon payment of a fee of 25 cents per page. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits:

Corporate Secretary
Kaiser Aluminum Corporation
27422 Portola Parkway, Suite 350
Foothill Ranch, California 92610-2831
(949) 614-1740

i

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

ii

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

As more fully discussed below, the Company filed a plan of reorganization and disclosure statement in 2005. The plan was accepted by all classes of creditors entitled to vote on the plan and the plan was confirmed by the Court on February 6, 2006. The confirmation order remains subject to motions for review and appeals filed by certain of KACC’s insurers and must still be adopted or affirmed by the United States District Court. Other significant conditions to emergence include completion of the Company’s exit financing, listing of the new common stock on the NASDAQ stock market and formation of the trusts for the benefit of the torts claimants. As provided in the plan of reorganization, once the Court’s confirmation order is adopted or affirmed by the United States District Court, even if the affirmation order is appealed, the Company can proceed to emerge if the United States District Court does not stay its order adopting or affirming the confirmation order and the key constituents in the Chapter 11 proceedings agree. Assuming the United States District Court adopts or affirms the confirmation order, the Company believes that it is possible that it will emerge in the second quarter of 2006. No assurances can be given that the Court’s confirmation order will ultimately be adopted or affirmed by the United States District Court or that the transactions contemplated by the plan of reorganization will ultimately be consummated.

As previously reported, the Company’s restructuring would resolve prepetition claims that are currently subject to compromise including retiree medical, pension, asbestos, and other tort, bond, and note claims. The plan of reorganization would result in the cancellation of the equity interests of current stockholders and the distribution of equity in the emerging company to creditors and creditor representatives. Under the terms of the plan, two voluntary employee beneficiary associations that were created in 2004 to provide medical benefits or funds to defray the cost of medical benefits for salaried and hourly retirees are entitled to receive a majority of the new equity distributed. Retiree medical plans existing at that time were cancelled.

When the restructuring process began, Kaiser was an integrated producer in the aluminum industry with operations that included the production and sale of bauxite, alumina, and primary aluminum (the “commodities interests”) and the production of fabricated aluminum products. However, the Company’s strategic reviews indicated that its commodities interests were typically higher cost, required significant capital investment, and exposed the Company to significant volatility and cash consumption during weak pricing environments. As a result, Kaiser implemented a strategy of focusing on its fabricated products operations and divesting all but one of its commodities interests.

Business Operations

• Fabricated Products Business Unit

Overview.  Kaiser’s Fabricated products business unit produces rolled, extruded, drawn, and forged aluminum products used principally for aerospace and defense, automotive, consumer durables, electrical, and machinery and equipment end-use applications. Kaiser’s participation is focused generally in specialty niches of these larger product categories. During the period 2003 through 2005, the Company’s eleven North American fabricated products manufacturing facilities have produced and shipped approximately 372, 459 and 482 million pounds, respectively, of fabricated aluminum products. In general, products manufactured are in one of four broad categories: general engineering (“GE”), aerospace and high strength (“Aero/HS”), automotive (“Auto”), and custom industrial (“CI”).

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

Industry sales margins for fabricated products fluctuate in response to competitive and market dynamics. However, changes in primary aluminum price typically are passed through to customers, and, where fabricated product shipments are based on firm prices (including the primary aluminum content), the Company’s exposure to metal price fluctuations is mitigated by employing appropriate hedging techniques. For internal reporting purposes, whenever the Fabricated products business unit enters into a firm price contract, it also enters into an “internal hedge” with the Primary aluminum business unit, so that all the metal price risk resides in the Primary aluminum business unit. Results from internal hedging activities between the two business units are eliminated in consolidation.

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

Types of Products Produced

General Engineering Products — General engineering products have a wide range of uses and applications, many of which involve further fabrication of these products for numerous transportation and industrial end uses. Demand growth and cyclicality tend to mirror broad economic patterns and industrial activity in North America. A substantial majority of the Company’s GE products are sold to large distributors in North America, with orders often representing standard catalog items shipped with a relatively short lead-time. Key competitive dynamics reflect a variety of factors including product-line breadth, product quality, delivery performance and customer service, in addition to product price. The Company services this market with a nationwide sales force focused on GE and Aero/HS products.

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

Concentrations — In 2005, the Fabricated products business unit had approximately 575 customers. The largest and top five customers for fabricated products accounted for approximately 11% and 33%, respectively, of the Company’s third-party net sales in 2005. Subsequent to December 31, 2005, the largest customer for the Fabricated products segment, Reliance Group, entered into an agreement to acquire one of the Company’s other top five customers. The acquisition is expected to be completed in the second quarter of 2006. Sales to Reliance Group and the other customer (on a combined basis) accounted for approximately 19% of the Company’s third party net sales in 2005. The loss of Reliance Group, as a customer, would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationship between Reliance Group and the Company is good and the risk of loss of Reliance Group, as a customer, is remote. See Item 1. “Business — Competition” in this Report. Sales are made directly to end-use customers and distributors by KACC sales personnel located in the United States and Europe, and by independent sales agents in Asia, Mexico and the Middle East.

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

Legal Structure

All of the Company’s fixed assets utilized by the Fabricated products business unit are currently owned directly by KACC with two exceptions: (1) the London, Ontario facility is owned by Kaiser Aluminum & Chemical of Canada Limited (“KACOCL”), a wholly owned subsidiary, which was one of KACC’s subsidiaries that filed a petition for reorganization under the Code in January 2003, and (2) the Richmond, Virginia facility, which is owned by Kaiser Bellwood Corporation (“Bellwood”), a wholly owned subsidiary of KACC, which filed a petition for reorganization in February 2002. The Company does not believe that KACOCL’s or Bellwood’s operations have been adversely affected by the Cases.

In connection with the effective date of the plan of reorganization, the Company and its subsidiaries will be restructured so as to reduce the number of companies and associated administrative costs to the extent possible. It is contemplated that the restructuring will include one or more mergers, consolidations, reorganizations, asset transfers or dissolutions.

• Primary Aluminum Business Unit

The Primary aluminum business unit, after excluding discontinued operations, has been redefined by management as containing two primary elements: (a) activities related to the Company’s interests in and related to Anglesey Aluminium Limited (“Anglesey”), and (b) primary aluminum hedging-related activities.

Anglesey.  KACC owns a 49% interest in Anglesey, which owns an aluminum smelter at Holyhead, Wales. The smelter has a total annual rated capacity of approximately 135,000 metric tons of which approximately 66,150 metric tons of the annual rated capacity are available to the Company. The Anglesey smelter uses pre-bake technology. KACC supplies 49% of Anglesey’s alumina requirements and purchases 49% of Anglesey’s aluminum output at market related prices. Anglesey produces billet, rolling ingot and sow for the U.K. and European marketplace. KACC sells its share of Anglesey’s output to a single third party. The price received for sales of production from Anglesey typically approximate the LME price. KACC also realizes a premium (historically between $.05 and $.12 per pound above LME price depending on the product) for sales of value added products such as billet and rolling ingot. Anglesey operates under a power agreement that provides sufficient power to sustain its operations at full capacity through September 2009. Anglesey’s ability to operate past September 2009 is dependent upon finding adequate power at an acceptable purchase price. No assurances can be given in this regard. Rio Tinto Plc owns the remaining 51% ownership interest in Anglesey. As majority shareholder, Rio Tinto has day-to-day operating responsibility for Anglesey, although certain decisions require unanimous approval of the shareholders.

The Company is responsible for selling alumina to Anglesey in proportion to the Company’s ownership percentage. Such alumina is purchased under contracts at prices that are tied to primary aluminum prices that extend through 2007. The Company will need to secure a new alumina contract for the period after 2007. No assurances can be provided currently regarding the ability to secure a source of alumina at a price that will maintain the viability of the Anglesey operations. Anglesey did not file a petition for reorganization. KACC does not believe Anglesey’s operations have been adversely affected as a result of the Cases as the Debtors received the authority from the Court to fund the Debtors’ cash requirements in respect of Anglesey in the ordinary course of business.

Hedging.  KACC’s share of primary aluminum production from Anglesey is approximately 150 million pounds annually. Because KACC purchases alumina for Anglesey at prices linked to primary aluminum prices, only a portion of the Company’s net revenues associated with Anglesey are exposed to price risk. The Company estimates the net portion of its share of Anglesey production exposed to primary aluminum price risk to be approximately 100 million pounds annually.

As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during 2003, 2004, and 2005 and the shipments for which the Company had price risk were (in millions of pounds) 97.6, 119.0, and 155.0, respectively.

During the last three years, the Company’s net exposure to primary aluminum price risk at Anglesey substantially offset or roughly equaled the volume of fabricated products shipments with underlying primary aluminum price risk. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. For internal reporting purposes, whenever the Fabricated products business unit enters into a firm price contract, the Primary aluminum business unit and Fabricated products business unit segments enter into an “internal hedge” so that all the metal price risk resides in the Primary aluminum business unit. Results from internal hedging activities between the two segments eliminate in consolidation. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

Primary aluminum-related hedging activities have been managed centrally on behalf of all of KACC’s business segments to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. Hedging activities are conducted in compliance with a policy approved by the Company’s board of directors, and hedging transactions are only entered into after appropriate approvals are obtained from the Company’s hedging committee (which includes the Company’s chief executive officer and key financial officers).

• Discontinued Operations

Prior to 2004, KACC was a major producer of primary aluminum and sold significant amounts of its alumina and primary aluminum production in domestic and international markets. KACC’s strategy was to sell a substantial portion of the alumina and primary aluminum available to it in excess of its internal requirements to third parties. However, as more fully discussed in Note 5 of Notes to Consolidated Financial Statements and below, the Company has sold all of its commodity-related interests other than its interests in and related to Anglesey.

Valco.  The Company, with Court approval, sold its interests in and related to Volta Aluminium Company Limited (“Valco”) in October 2004. KACC owned a 90% interest in Valco, which owns an aluminum smelter in Ghana. The smelter had a total annual capacity of approximately 200,000 tons of which approximately 180,000 tons of the annual capacity was available to KACC. However, the Valco smelter had been fully curtailed since early in the second quarter of 2003 due to power supply issues. Valco did not file a petition for reorganization.

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

Gramercy.  With Court approval, the Gramercy facility was sold on October  1, 2004. Alumina produced by the Gramercy refinery was primarily sold to third parties. Production at the plant was fully or partially curtailed from July 1999 until January 2002 as a result of an explosion in the digestion area of the plant. Since the end of February 2002, the plant had, except for normal operating variations, generally operated at approximately 100% of its rated annual capacity of 1,250,000 tons.

Alpart.  With Court approval, the Company sold its interests in and related to Alumina Partners of Jamaica (“Alpart”) on July 1, 2004. KACC owned a 65% interest in Alpart. KACC held its interests in Alpart through two wholly owned subsidiaries, Kaiser Jamaica Corporation (“KJC”) and Alpart Jamaica Inc. (“AJI”), which were two of KACC’s wholly owned subsidiaries that filed petitions for reorganization under the Code in January 2003. Alpart did not file a petition for reorganization. Alpart held bauxite reserves and owned a 1,650,000-ton per year alumina plant located in Jamaica.

QAL.  With Court approval, the Company sold its interests in and related to Queensland Alumina Limited (“QAL”) in April 2005. KACC owned a 20% interest in QAL. KACC held its interest in QAL through a wholly owned subsidiary, Kaiser Alumina Australia Corporation (“KAAC”), which is one of KACC’s subsidiaries that filed a petition for reorganization under the Code in 2002. QAL, which is located in Queensland, Australia, owns one of the largest and most competitive alumina refineries in the world. The refinery has a total annual production capacity of approximately 3,650,000 tons from which approximately 730,000 tons of the annual production capacity was available to KAAC. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. In recent years, KACC sold its share of QAL’s production to third parties.

Commodities Marketing.  Given the significance of the Company’s exposure to primary aluminum and alumina prices (alumina prices typically are linked to primary aluminum prices on a lagged basis) in prior years, the commodity marketing activities were considered a separate business unit. In the accompanying financial statements, the Company has reclassified to discontinued operations all of the primary aluminum hedging results in respect of the commodity-related interests that have been sold and that are also treated as discontinued operations. As stated above, remaining primary aluminum hedging activities related to the Company’s interests in Anglesey and any firm price fabricated product shipments are considered part of the “Primary aluminum business unit”.

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

Research and Development

Expenditures for the Fabricated products business unit’s research and development activities were $2.0 million in 2005, $1.7 million in 2004 and $1.6 million in 2003. KACC estimates that research and development expenditures for the Fabricated products business unit will be in the range of $2.0 million to $3.0 million in 2006. Research and development facilities in Jackson, Tennessee; Trentwood, Washington; and Newark, Ohio, focus on advanced metallurgical analysis and process technology.

Employees

At December 31, 2005, KACC employed approximately 2,400 persons, of which approximately 2,350 were employed in the Fabricated products business unit and approximately 50 were employed in Corporate. At December 31, 2004, KACC employed approximately 2,260 persons of which approximately 2,200 were employed in the Fabricated products business unit and approximately 60 were employed in Corporate.

The table below shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contract.

Contract
Location	Union	Expiration Date

Chandler, AZ	Non-union	NA
Greenwood, SC	Non-union	NA
Jackson, TN	Non-union	NA
London, Ontario	USW Canada	Feb 2009
Los Angeles, CA	Teamsters	May 2006
Newark, OH	USWA	Sept 2010
Richland, WA	Non-union	NA
Richmond, VA	USWA IAM	Nov 2010
Sherman, TX	IAM	Dec 2007
Spokane, WA	USWA	Sept 2010
Tulsa, OK	USWA	Nov 2010

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

Reorganization Proceedings

• Background

The Company, KACC and 24 of KACC’s subsidiaries have filed separate voluntary petitions in the Court for reorganization under Chapter 11 of the Code. In December 2005, four of the KACC subsidiaries were dissolved, pursuant to two separate plans of liquidation as more fully discussed below. The Company, KACC and the remaining 20 KACC subsidiaries continue to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court and are collectively referred to herein as the “Reorganizing Debtors.”

In addition to KAC and KACC, the Debtors include the following subsidiaries: Bellwood, Kaiser Aluminium International, Inc. (“KAII”), Kaiser Aluminum Technical Services, Inc. (“KATSI”), KAAC (and its wholly owned subsidiary, Kaiser Finance Corporation (“KFC”)), KBC, KJC, AJI, KACOCL and 15 other entities with limited balances or activities. Ancillary proceedings in respect of KACOCL and two additional Debtors were also commenced in Canada simultaneously with the filings in the United States.

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

The outstanding principal of, and accrued interest on, all debt of the Debtors became immediately due and payable upon commencement of the Cases. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Debtors’ Cases, the Court, upon motion by the Debtors, authorized the Debtors to pay or otherwise honor certain unsecured pre- Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations and to continue using the Company’s existing cash management systems. The Reorganizing Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, “assumption” means that the Reorganizing Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and “rejection” means that the Reorganizing Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a pre-Filing Date executory contract is treated as a general unsecured claim in the Cases.

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

Two creditors’ committees, one representing the unsecured creditors (the “UCC”) and the other representing the asbestos claimants (the “ACC”), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”) with whom the Debtors negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the Court-appointed legal representatives for (a) potential future asbestos claimants (the “Asbestos Futures’ Representative”) and (b) potential future silica and coal tar pitch volatile claimants (the “Silica/CTPV Futures’ Representative” and, collectively with the Asbestos Futures” Representative, the “Futures’ Representatives”), have played and will continue to play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures’ Representatives, including those of their counsel and other advisors.

• Commodity-related and Inactive Subsidiaries

As previously disclosed, the Company generated net cash proceeds of approximately $686.8 million from the sale of the Company’s interests in and related to Queensland Alumina Limited (“QAL”) and Alumina Partners of Jamaica (“Alpart”). The Company’s interests in and related to QAL were owned by KAAC and KFC. The Company’s interests in and related to Alpart were owned by AJI and KJC. Throughout most of 2005, the proceeds were being held in separate escrow accounts pending distribution to the creditors of AJI, KJC, KAAC and KFC (collectively the “Liquidating Subsidiaries”) pursuant to certain liquidating plans.

During November 2004, the Liquidating Subsidiaries filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are referred to as the “as the “Liquidating Plans.” In general, the Liquidating Plans provided for the vast majority of the net sale proceeds to be distributed to the Pension Benefit Guaranty Corporation (the “PBGC”) and the holders of KACC’s 9 7/8% and 10 7/8% Senior Notes (the “Senior Notes”) and claims with priority status.

As previously disclosed in 2004, a group of holders (the “Sub Note Group”) of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group asserted that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinated to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both the Sub Notes and Senior Notes made a similar assertion, but also, maintained that a portion of the claims of holders of Senior Notes against the subsidiary guarantors were contractually senior to the claims of holders of Sub Notes against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or a portion of the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries.

The Court ultimately approved the disclosure statements related to the Liquidating Plans in February 2005. In April 2005, voting results on the Liquidating Plans were filed with the Court by the Debtors’ claims agent. Based on these results, the Court determined that a sufficient volume of creditors (in number and amount) had voted to accept the Liquidating Plans to permit confirmation proceedings with respect to the Liquidating Plans to go forward even though the filing by the claims agent also indicated that holders of the Sub Notes, as a group, voted not to accept the Liquidating Plans. Accordingly, the Court conducted a series of evidentiary hearings to determine the allocation of distributions among holders of the Senior Notes and the Sub Notes. In connection with those proceedings, the Court also determined that there could be an allocation to the Parish of St. James, State of Louisiana, Solid Waste Revenue Bonds (the “Revenue Bonds”) of up to $8.0 million and ruled against the position asserted by the separate group that holds both Senior Notes and the Sub Notes.

On December 20, 2005, the Court confirmed the Liquidating Plans (subject to certain modifications). Pursuant to the Court’s order, the Liquidating Subsidiaries were authorized to make partial cash distributions to certain of their creditors, while reserving sufficient amounts for future distributions until the Court resolved the contractual subordination dispute among the creditors of these subsidiaries and for the payment of administrative and priority claims and trust expenses. The Court’s ruling did not resolve the dispute between the holders of the Senior Notes and the holders of the Sub Notes regarding their respective entitlement to certain of the proceeds from sale of interests by the Liquidating Subsidiaries (the “Senior Note-Sub Note Dispute”). However, as a result of the Court’s approval, all restricted cash or other assets held on behalf of or by the Liquidating Subsidiaries were transferred to a trustee in accordance with the terms of the Liquidating Plans. The trustee was then authorized to make partial cash distributions after setting aside sufficient reserves for amounts subject to the Senior Note-Sub Note Dispute (approximately $213.0 million) and for the payment of administrative and priority claims and trust expenses

(approximately $40.0 million). After such reserves, the partial distribution totaled approximately $430.0 million, of which, pursuant to the Liquidating Plans, approximately $196.0 million was paid to the PBGC and $202.0 million was paid to the indenture trustees for the Senior Notes for subsequent distribution to the holders of the Senior Notes. Of the remaining partial distribution, approximately $21.0 million was paid to KACC and $11.0 million was paid to the PBGC on behalf of KACC. Partial distributions were made in late December 2005 and, in connection with the effectiveness of the Liquidating Plans, the Liquidating Subsidiaries were deemed to be dissolved and took the actions necessary to dissolve and terminate their corporate existence.

On December 22, 2005, the Court issued a decision in connection with the Senior Note-Sub Note Dispute, finding in favor of the Senior Notes. On January  10, 2006, the Court held a hearing on a motion by the indenture trustee for the Sub Notes to stay distribution of the amounts reserved under the Liquidating Plans in respect of the Senior Note-Sub Note Dispute pending appeals in respect of the Court’s December 22, 2005 decision that the Sub Notes were contractually subordinate to the Senior Notes in regard to certain subsidiary guarantors (particularly the Liquidating Subsidiaries) and that certain parties were not due certain reimbursements. An agreement was reached at the hearing and subsequently approved by Court order dated March 7, 2006, authorizing the trustee to distribute the amounts reserved to the indenture trustees for the Senior Notes and further authorize the indenture trustees to make distributions to holders of the Senior Notes while such appeals proceed, in each case subject to the terms and conditions stated in the order.

Based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and Senior Notes and the assumptions and estimates upon which the Liquidating Plans are based, if the holders of Sub Notes were ultimately to prevail on their appeal, the Liquidating Plans indicated that it is possible that the holders of the Sub Notes could receive between approximately $67.0 million and approximately $215.0 million depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of the Senior Notes prevail on appeal, then the holders of the Sub Notes will receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the subsidiary guarantors (including the Liquidating Subsidiaries) and that the Court’s ruling on December 22, 2005, was correct. The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group, on appeal, when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.

The distributions in respect of the Liquidating Plans also settled substantially all amounts due between KACC and the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Settlement Agreement (the “Intercompany Agreement”) that went into affect in February 2005 other than certain payments of alternative minimum tax paid by the Company that it expects to recoup from the liquidating trust for the KAAC and KFC joint plan of liquidation (“the KAAC/KFC Plan”) during the second half of 2006 in connection with a 2005 tax return (see Note 8 of Notes to Consolidated Financial Statements). The Intercompany Agreement also resolved substantially all pre-and post-petition intercompany claims among the Debtors.

KBC is being dealt with in the KACC plan of reorganization as more fully discussed below.

• Entities Containing the Fabricated Products and Certain Other Operations

Under the Code, claims of individual creditors must generally be satisfied from the assets of the entity against which that creditor has a lawful claim. The claims against the entities containing the Fabricated products and certain other operations have to be resolved from the available assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey Aluminium Limited (“Anglesey”) and proceeds received by such entities from the Liquidating Subsidiaries under the Intercompany Agreement. Sixteen of the Reorganizing Debtors have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which were resolved pursuant to the Intercompany Agreement). The Company has previously disclosed that it believed that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.

In June 2005, KAC, KACC, Bellwood, KACOCL and 17 of KACC’s subsidiaries (i.e., the Reorganizing Debtors) filed a plan of reorganization and related disclosure statement with the Court. Following an interim filing in August 2005, in September 2005, the Reorganizing Debtors filed amended plans of reorganization (as modified, the “Kaiser Aluminum Amended Plan”) and related amended disclosure statements (the “Kaiser Aluminum Amended Disclosure Statement”) with the Court. In December 2005, with the consent of creditors and the Court, KBC was added to the Kaiser Aluminum Amended Plan.

The Kaiser Aluminum Amended Plan, in general (subject to the further conditions precedent as outlined below), resolves substantially all pre-Filing Date liabilities of the Remaining Debtors under a single joint plan of reorganization. In summary, the Kaiser Aluminum Amended Plan provides for the following principal elements:

(a) All of the equity interests of existing stockholders of the Company would be cancelled without consideration.

(b) All post-petition and secured claims would either be assumed by the emerging entity or paid at emergence (see “Exit Cost” discussion below).

(c) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in consideration for the agreed cancellation of the retiree medical plan, as more fully discussed in Note 9 of Notes to Consolidated Financial Statements, KACC is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and has agreed thereafter to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are entitled to receive a contribution of 66.9% of the new common stock of the emerged entity.

(d) The PBGC will receive a cash payment of $2.5 million and 10.8% of the new common stock of the emerged entity in respect of its claims against KACOCL. In addition, as described in (f) below, the PBGC will receive shares of new common stock based on its direct claims against the Remaining Debtors (other than KACOCL) and its participation, indirectly through the KAAC/KFC Plan in claims of KFC against KACC, which the Company currently estimates will result in the PBGC receiving an additional 5.4% of the new common stock of the emerged entity (bringing the PBGC’s total ownership percentage of the new entity to approximately 16.2%). The $2.5 million cash payment discussed above is in addition to the cash amounts the Company has already paid to the PBGC (see Note 9 of Notes to Consolidated Financial Statements) and that the PBGC has received and will receive from the Liquidating Subsidiaries under the Liquidating Plans.

(e) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 million in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) the new common stock of the emerged entity to be issued as per (f) below in respect of approximately $830.0 million of intercompany claims of KFC against KACC that are to be assigned to the trust, which the Company currently estimates will entitle the trusts to receive approximately 6.4% of the new common stock of the emerged entity.

(f) Other pre-petition general unsecured claims against the Remaining Debtors (other than KACOCL) are entitled to receive approximately 22.3% of the new common stock of the emerging entity in the proportion that their allowed claim bears to the total amount of allowed claims. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC (other than the PBGC’s claim against KACOCL), (ii) the approximate $830.0 million of intercompany claims that will be assigned to the personal injury trust(s) referred to in (e) above, and (iii) all unsecured trade and other general unsecured claims, including approximately $276.0 million of intercompany claims of KFC against KACC. However, holders of general unsecured claims not exceeding a specified small amount will receive a cash payment equal to approximately 2.9% of their agreed claim value in lieu of new common stock. In accordance with the contractual subordination provisions of the indenture governing the Sub Notes and terms of the settlement between the holders of the Senior Notes and the holders of the Revenue Bonds, the new common stock or cash that would otherwise be distributed to the holders of the Sub Notes in respect of their claims against the Debtors would instead be distributed to holders of the Senior Notes and the Revenue Bonds on a pro rata basis based on their relative allowed amounts of their claims.

The Kaiser Aluminum Amended Plan was accepted by all classes of creditors entitled to vote on it and the Kaiser Aluminum Amended Plan was confirmed by the Court on February 6, 2006. The confirmation order remains subject to motions for review and appeals filed by certain of KACC’s insurers and must still be adopted or affirmed by the United States District Court. Other significant conditions to emergence include completion of the Company’s exit financing, listing of the new common stock on the NASDAQ stock market and formation of certain trusts for the benefit of different groups of the torts claimants. As provided in the Kaiser Aluminum Amended Plan, once the Court’s confirmation order is adopted or affirmed by the United States District Court, even if the affirmation order is appealed, the Company can proceed to emerge if the United States District Court does not stay its order adopting or affirming the confirmation order and the key constituents in the Chapter 11 proceedings agree. Assuming the United States District Court adopts or affirms the confirmation order, the Company believes that it is possible that it will emerge before May 11, 2006. No assurances can be given that the Court’s confirmation order will ultimately be adopted or affirmed by the United States District Court or that the transactions contemplated by the Kaiser Aluminum Amended Plan will ultimately be consummated.

At emergence from Chapter 11, the Reorganizing Debtors will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). The Company currently estimates that its Exit Costs will be in the range of $45.0 million to $60.0. million. The Company currently expects to fund such Exit Costs using existing cash resources and borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 7 of Notes to Consolidated Financial Statements). If funding from existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurance can be given in this regard.

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

Item 1A.	Risk Factors

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

While we have received a confirmation order from the Court, additional conditions precedent to emergence remain including the United States District Court affirmation, completion of the Company’s exit financing, listing on the NASDAQ and formation of the trusts for the benefit of the torts claimants. As such, while we are optimistic that all of the conditions will be completed successfully, no assurances can be given that we will be able to achieve a successful reorganization and remain a going concern.

Our objective has been to achieve the highest possible recoveries for all stakeholders, consistent with our ability to pay and the continuation of our businesses. The reorganization plan provides for the payments to a number of secured creditors and creditors whose claims have certain priorities. However, the equity interests of the Company’s stockholders will be cancelled without consideration and unsecured creditors without priority claims will receive settlements in the range of 2.9% of their claim. Because of such likelihood, the value of the Common Stock and unsecured claims without priority is speculative and any investment in the Common Stock and these unsecured claims would pose a high degree of risk.

Additionally, while the Debtors operate their businesses as debtors-in-possession pursuant to the Code during the pendency of the Cases, the Debtors are required to obtain the approval of the Court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, the Debtors may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company. The Court also has the authority to oversee and exert control over the Debtors’ ordinary course operations.

At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees; priority pension, tax and environmental claims; secured claims; and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $45.0 million to $60.0 million. KACC currently expects to fund such Exit Costs using existing cash resources and available borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 7 of Notes to Consolidated Financial Statements). If funding from existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurances can be given in this regard.

• We may not operate profitably in the future

As discussed more fully below, the results of the Fabricated products business unit are sensitive to a number of market and economic factors outside the Company’s control and the Company competes with companies many of which have substantially greater resources. Our Fabricated products business unit, which is now our core business, reported segment operating income of $87.2 million for the year ended December 31, 2005 compared to segment operating income of $33.0 million in the year ended December 31, 2004 and a segment operating loss of $21.2 million in the year ended December 31, 2003. Operating results for 2005, 2004 and 2003 included non-cash last-in, first-out (“LIFO”) inventory charges of $9.3 million, $12.1 million and $3.2 million, respectively. The improved operating results primarily reflect an increase in demand for fabricated aluminum products. There can be no assurances that the Fabricated products business unit will continue to generate a profit or that we will operate profitability in future periods.

• Our business is subject to adverse changes in various market conditions outside of our control

Changes in global, regional or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive products, especially in the transportation, distribution and aerospace markets. Such changes in demand may directly affect the Company’s earnings by impacting the overall volume and mix of such products sold. To the extent that these end-use markets weaken, demand can also diminish for primary aluminum, adversely affecting the financial results of the Company relating to its interests in Anglesey, which owns and operates an aluminum smelter.

The price of primary aluminum has historically been subject to significant cyclical price fluctuations, and the timing of changes in the market price of aluminum is largely unpredictable. Although the Company’s pricing of fabricated aluminum products will generally be intended to lock in a conversion margin (representing the value added from the fabrication process) and pass the risk of price fluctuations on to its customers, the Company may not be able to pass on the entire cost of such increases to its customers or offset fully the effects of higher costs for other raw materials, which may cause the Company’s profitability to decline. There will also be a potential time lag between increases in prices for raw materials under the Company’s purchase contracts and the point when the Company can implement a corresponding increase in price under its sales contracts with its customers. As a result, the Company may be exposed to fluctuations in raw materials prices, including aluminum, since, during the time lag, the Company may have to bear the additional cost of the price increase under its purchase contracts, which could have a material adverse effect on the Company’s profitability. Furthermore, the Company will be party to arrangements based on fixed prices that include the primary aluminum price component, so that the Company will bear the entire risk of rising aluminum prices, which may cause its profitability to decline. In addition, an increase in raw materials prices may cause some of the customers of the Company to substitute other materials for their products, adversely affecting the Company’s results of operations because of both a decrease in the sales of fabricated products and a decrease in demand for the primary aluminum produced at Anglesey.

The Company will consume substantial amounts of energy in its operations. A number of factors could increase the cost of energy, and, if energy prices rise, the profitability of the Company could decline.

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

• We operate in a highly competitive industry

Each of the segments of the aluminum industry in which the Company operates is highly competitive. There are numerous companies that operate in the aluminum industry. Certain of our competitors are substantially larger, have greater financial resources than we do and may have other strategic advantages.

•	Our business could be adversely affected by the loss of specific customers or changes in the business or financial condition of specific customers

In 2005, the largest customer of the Company’s fabricated products business unit accounted for approximately 11% of the Company’s third-party net sales, and the largest five customers accounted for approximately 33% of the Company’s third-party net sales. If existing relationships with significant customers materially deteriorate or are terminated and the Company is not successful in replacing lost business, the Company’s results of operations could be materially adversely affected. In addition, a significant downturn in the business or financial condition of the Company’s significant customers could materially adversely affect the results of operations.

• Unplanned business interruptions may adversely impact our performance

The production of fabricated aluminum products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, transportation interruptions and supply interruptions. Operational interruptions at one of the Company’s production facilities could cause substantial losses in the Company’s production capacity. Furthermore, because customers may be dependent on planned deliveries from the Company, customers that have to reschedule their own production due to delivery delays from the Company may be able to pursue financial claims against them, and the Company may incur costs to correct such problems in addition to any liability resulting from such claims. Such interruptions may also harm the reputation of the Company among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, the Company’s cash flows may be adversely impacted by such events.

A significant number of the Company’s employees are represented by labor unions under labor contracts with varying durations and expiration dates. The Company may not be able to satisfactorily renegotiate the labor contracts when they expire, in which case there could potentially be a work stoppage at one of more of the Company’s facilities in the future. Any work stoppage could have a material adverse effect on the income and cash flows of the Company.

•	Expiration of power agreement of Anglesey may adversely impact our cash flows and hedging programs

The agreement under which Anglesey receives power expires in September 2009 and the nuclear facility which supplies such power is scheduled to cease operations shortly thereafter. No assurance can be given that Anglesey will be able to obtain sufficient power to sustain its operations on reasonably acceptable terms thereafter. In addition, any decrease in Anglesey’s production would reduce or eliminate the “natural hedge” against rising primary aluminum prices created by the Company’s access to such aluminum (see “Primary Aluminum Business Unit — Hedging”) and, accordingly the Company may deem it appropriate to increase their hedging activity to limit exposure to such price risks, potentially adversely affecting the income and cash flows of the Company.

•	Loss of key management and other personnel or inability to attract management or other personnel may adversely impact performance

The Company will depend on its senior executive offices and other key personnel to run its business. The loss of any of these officers or other key personnel could materially adversely affect the Company’s operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of the business of the Company could hinder their ability to improve manufacturing operations, conduct research activities successfully and develop marketable products.

• Compliance with health and safety laws and regulations may adversely affect our results of operations

The operations of the Company will be regulated by a wide variety of health and safety laws and regulations. Compliance with these laws and regulations may be costly and could have a material adverse effect on the Company’s results of operations. In addition, these laws and regulations are subject to change and there can be no assurance as to the effect that any such changes would have on the Company’s operations or the amount that the Company would have to spend to comply with such laws and regulations as so changed.

•	Other legal proceedings or investigations or changes of laws and regulations in which we will be subject may adversely affect our operations

In addition to environmental proceedings and investigations of the types described above, the Company may from time to time be involved in, or be the subject of, disputes, proceedings and investigations with respect to a variety of matters, including matters related to health and safety, product liability, employees, taxes and contracts, as well as other disputes and proceedings that arise in the ordinary course of business. It could be costly to defend against any claims against the Company or any investigations involving the Company, whether meritorious or not, and such efforts could divert management’s attention as well as operational resources, negatively impacting the Company’s results of operations. It could also be costly to make payments on account of any such claims.

Additionally, as with the environmental laws and regulations to which the Company will be subject, the other laws and regulations which will govern the business of the Company are subject to change and there can be no assurance as to the amount that the Company would have to spend to comply with such laws and regulations as so changed or otherwise as to the effect that any such changes would have on the Company’s operations.

•	KACC’s current or past operations subject it to environmental compliance, clean-up and damage claims that have been and continue to be costly

The operations of KACC’s and its subsidiaries’ facilities are regulated by a wide variety of international, federal, state and local environmental laws. These environmental laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. Compliance with these environmental laws is costly. While legislative, regulatory and economic uncertainties make it difficult for us to project future spending for these purposes, we currently anticipate that in the 2006 — 2007 period, KACC’s environmental capital spending will be approximately $1.1 million per year and that KACC’s operating costs will include pollution control costs totaling approximately $3.0 million per year. However, subsequent changes in environmental laws may change the way KACC must operate and may force KACC to spend more than we currently project.

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

In response to environmental concerns, we have established environmental accruals representing our estimate of the costs we reasonably expect KACC to incur in connection with these matters. At December 31, 2005, the balance of our accruals, which are primarily included in our long-term liabilities, was $46.5 million. We estimate that the annual costs charged to these environmental accruals will be approximately $14.5 million in 2006, $2 million to $3.8 million per year for the years 2007 through 2010 and an aggregate of approximately $25.5 million thereafter. However, we cannot assure you that KACC’s actual costs will not exceed our current estimates. We believe that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $20.0 million.

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

• KACC is subject to political and regulatory risks in a number of countries

KACC’s and its subsidiaries’ facilities operate in the United States and Canada. In addition, KACC owns a 49% interest in a facility located in the United Kingdom. While we believe KACC’s relationships in the these countries are generally satisfactory, we cannot assure you that future developments or governmental actions in these countries will not adversely affect KACC’s operations particularly or our industry generally. Among the risks inherent in KACC’s operations are unexpected changes in regulatory requirements, unfavorable legal rulings, new or increased taxes and levies, and new or increased import or export restrictions. KACC’s operations outside of the United States are subject to a number of additional risks, including but not limited to currency exchange rate fluctuations, currency restrictions, and nationalization of assets.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

All but three of KACC’s fabricated aluminum production facilities are owned by KACC and/or its subsidiaries. The Chandler, Arizona location is subject to a lease with a primary lease term that expires in 2033. KACC has certain extension rights in respect of the Chandler lease. The Richland, Washington location is subject to a lease with a 2011 expiration date, subject to certain extension rights held by KACC. The Los Angeles location is subject to a lease with a 2014 expiration date.

In connection with the ongoing reorganization efforts and sale of substantially all of the Company’s commodities interests, the Company, in 2004, relocated its corporate headquarters and primary place of business from Houston, Texas to Foothill Ranch, California, which is where the Fabricated products business unit was headquartered.

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

Reorganization Proceedings

During the pendency of the Cases, substantially all claims and litigation pending on the Filing Date, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled in connection with the plan of reorganization. See

Item 1. “Business — Reorganization Proceedings” for a discussion of the reorganization proceedings. Such discussion is incorporated herein by reference.

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

Due to the Cases, holders of asbestos, silica and coal tar pitch volatile claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. As a result, the Company has not made any payments in respect of any of these types of claims during the Cases. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to its Filing Date and, as described below, to negotiate insurance settlements and prosecute certain actions to clarify policy interpretations in respect of such coverage.

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

In January 2004, as part of its settlement with the USWA with respect to pension and retiree medical benefits, KACC and the USWA agreed to settle their case pending before the NLRB, subject to approval of the NLRB General Counsel and the Court and ratification by the union members. Thereafter, the NLRB General Counsel and the Court approved the settlement and the agreement has been ratified by the union members. Under the terms of the agreement, solely for the purposes of determining distributions in connection with the reorganization, an unsecured pre-petition claim in the amount of $175.0 million will be allowed. Also, as part of the agreement, the Company agreed to adopt a position of neutrality regarding the unionization of any employees of the reorganized company.

All material contingencies in respect of the settlement have now been resolved (the last having been resolved in February 2005) and, therefore, the Company recorded a non-cash $175.0 million charge in the fourth quarter of 2004 and an off setting liability. The portion of Note 11 of Notes to Consolidated Financial Statements under the heading “Labor Matters” is incorporated herein by reference.

Hearing Loss Claims

During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8 million. During the Cases, the Company has received approximately 3,200 additional proofs of claim alleging pre-petition injury due to noise induced hearing loss. It is not known at this time how many, if any, of such claims have merit or at what level such claims might qualify within the parameters established by the above-referenced settlement in principle for the 400 claims. Accordingly, the Company cannot presently determine the impact or value of these claims. However, under the plan of reorganization, all noise induced hearing loss claims will be transferred, along with certain rights against certain insurance policies, to a separate trust as provided in the Kaiser Aluminum Amended Plan, and resolved in that manner rather than being settled prior to the Company’s emergence from the Cases. The portion of Note 11 of Notes to Consolidated Financial Statements under the heading “Hearing Loss Claims” is incorporated herein by reference.

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

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the OTC Bulletin Board under the symbol “KLUCQ.OB.” The number of record holders of the Company’s Common Stock at February 28, 2006, was 542. The high and low sales prices for the Company’s Common Stock for each quarterly period of 2005 and 2004, as reported on the OTC Bulletin Board is set forth in the Quarterly Financial Data on page 100 in this Report and is incorporated herein by reference. However, the sales prices for the Company’s Common Stock may not be meaningful, because pursuant to the Kaiser Aluminum Amended Plan the equity interests of the Company’s existing stockholders are expected to be cancelled without consideration.

The Company has not paid any dividends on its Common Stock during the two most recent fiscal years. In accordance with the Code and the DIP Facility, the Company is currently not permitted to pay any dividends or purchase any of its stock.

The Company’s non-qualified stock option plans, which are the Company’s only stock option plans, have been approved by the Company’s stockholders. The number of shares of Common Stock to be issued upon exercise of outstanding options, the weighted average price per share of the outstanding options and the number of shares of Common Stock available for future issuance under the Company’s non-qualified stock option plans at December 31, 2005, included under the heading “Incentive Plans” in Note 9 of Notes to Consolidated Financial Statements is incorporated herein by reference.

See Note 7 of Notes to Consolidated Financial Statements under the heading “Debt Covenants and Restrictions” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Structure” for additional information, which information is incorporated herein by reference.

Item 6.	Selected Financial Data

Selected financial data for the Company is incorporated herein by reference to the table at page 25 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, to Note 15 of Notes to Consolidated Financial Statements, and to the Five-Year Financial Data on pages 102-103 in this Report.

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

Reorganization Proceedings

Background.  The Company, KACC and 24 of KACC’s subsidiaries have filed separate voluntary petitions in the Court for reorganization under Chapter 11 of the Code. In December 2005, four of the KACC subsidiaries were dissolved, pursuant to two separate plans of liquidation as more fully discussed below. The Company, KACC and the remaining 20 KACC subsidiaries continue to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court and are collectively referred to herein as the “Reorganizing Debtors.”

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

Commodity-related and Inactive Subsidiaries.  As previously disclosed, the Company generated net cash proceeds of approximately $686.8 million from the sale of the Company’s interests in and related to Queensland Alumina Limited (“QAL”) and Alumina Partners of Jamaica (“Alpart”). The Company’s interests in and related to QAL were owned by KAAC and KFC. The Company’s interests in and related to Alpart were owned by AJI and KJC. Throughout 2005, the proceeds were being held in separate escrow accounts pending distribution to the creditors of AJI, KJC, KAAC and KFC (collectively the “Liquidating Subsidiaries”) pursuant to certain liquidating plans.

During November 2004, the Liquidating Subsidiaries filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are referred to as the “Liquidating Plans.” In general, the Liquidating Plans provided for the vast majority of the net sale proceeds to be distributed to the Pension Benefit Guaranty Corporation (the “PBGC”) and the holders of KACC’s 9 7/8% and 10 7/8% Senior Notes (the “Senior Notes”) and claims with priority status.

As previously disclosed in 2004, a group of holders (the “Sub Note Group”) of the KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group asserted that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinated to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI,

KJC, KAAC and KFC). A separate group that holds both Sub Notes and Senior Notes made a similar assertion, but also, maintained that a portion of the claims of holders of Senior Notes against the subsidiary guarantors were contractually senior to the claims of holders of Sub Notes against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries.

The Court ultimately approved the disclosure statements related to the Liquidating Plans in February 2005. In April 2005, voting results on the Liquidating Plans were filed with the Court by the Debtors’ claims agent. Based on these results, the Court determined that a sufficient volume of creditors (in number and amount) had voted to accept the Liquidating Plans to permit confirmation proceedings with respect to the Liquidating Plans to go forward even though the filing by the claims agent also indicated that holders of the Sub Notes, as a group, voted not to accept the Liquidating Plans. Accordingly, the Court conducted a series of evidentiary hearings to determine the allocation of distributions among holders of the Senior Notes and the Sub Notes. In connection with those proceedings, the Court also determined that there could be an allocation to the Parish of St. James, State of Louisiana, Solid Waste Revenue Bonds (the “Revenue Bonds”) of up to $8.0 million and ruled against the position asserted by the separate group that holds both Senior Notes and the Sub Notes.

On December 20, 2005, the Court confirmed the Liquidating Plans (subject to certain modifications). Pursuant to the Court’s order, the Liquidating Subsidiaries were authorized to make partial cash distributions to certain of their creditors, while reserving sufficient amounts for future distributions until the Court resolved the contractual subordination dispute among the creditors of these subsidiaries (more fully discussed above) and for the payment of administrative and priority claims and trust expenses. The Court’s ruling did not resolve the dispute between the holders of the Senior Notes and the holders of the Sub Notes regarding their respective entitlement to certain of the proceeds from sale of interests by the Liquidating Subsidiaries (the “Senior Note-Sub Note Dispute”). However, as a result of the Court’s approval, all restricted cash or other assets held on behalf of or by the Liquidating Subsidiaries were transferred to a trustee in accordance with the terms of the Liquidating Plans. The trustee was then authorized to make partial cash distributions after setting aside sufficient reserves for amounts subject to the Senior Note-Sub Note Dispute (approximately $213.0 million) and for the payment of administrative and priority claims and trust expenses (approximately $40.0 million). After such reserves, the partial distribution totaled approximately $430.0 million, of which, pursuant to the Liquidating Plans, approximately $196.0 million was paid to the PBGC and $202.0 amount was paid to the indenture trustees for the Senior Notes for subsequent distribution to the holders of the Senior Notes. Of the remaining partial distribution, approximately $21.0 million was paid to KACC and $11.0 million was paid to the PBGC on behalf of KACC. Partial distributions were made in late December 2005 and, in connection with the effectiveness of the Liquidation Plans, the Liquidating Subsidiaries were deemed to be dissolved and took the actions necessary to dissolve and terminate their corporate existence.

On December 22, 2005, the Court issued a decision in connection with the Senior Note-Sub Note Dispute, finding in favor of the Senior Notes. On January  10, 2006, the Court held a hearing on a motion by the indenture trustee for the Sub Notes to stay distribution of the amounts reserved under the Liquidating Plans in respect of the Senior Note-Sub Note Dispute pending appeals in respect of the Court’s December 22, 2005 decision that the Sub Notes were contractually subordinate to the Senior Notes in regard to certain subsidiary guarantors (particularly the Liquidating Subsidiaries) and that certain parties were not due certain reimbursements. An agreement was reached at the hearing and subsequently approved by Court order dated March 7, 2006, authorizing the trustee to distribute the amounts reserved to the indenture trustees for the Senior Notes and further authorize the indenture trustees to make distributions to holders of the Senior Notes while such appeals proceed, in each case subject to the terms and conditions stated in the order.

Based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and Senior Notes and the assumptions and estimates upon which the Liquidating Plans are based, if the holders of Sub Notes were ultimately to prevail on their appeal, the Liquidating Plans indicated that it is possible that the holders of the Sub Notes could receive between approximately $67.0 million and approximately $215.0 million depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of the Senior Notes prevail on appeal, then the holders of the Sub Notes will receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub

Notes was to subordinate the claims of the Sub Note holders in respect of the subsidiary guarantors (including the Liquidating Subsidiaries) and that the Court’s ruling on December 22, 2005, was correct. The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group, on appeal, when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected noteholders.

The distributions in respect of the Liquidating Plans also settled substantially all amounts due between KACC and the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Settlement Agreement (the “Intercompany Agreement”) that went into affect in February 2005 other than certain payments of alternative minimum tax paid by the Company that it expects to recoup from the liquidating trust for the KAAC and KFC joint plan of liquidation (“the KAAC/KFC Plan”) during the second half of 2006 in connection with a 2005 tax return (see Note 8 of Notes to Consolidated Financial Statements). The Intercompany Agreement also resolved substantially all pre-and post-petition intercompany claims among the Debtors.

KBC is being dealt with in the KACC plan of reorganization as more fully discussed below.

Entities Containing the Fabricated Products and Certain Other Operations.  Under the Code, claims of individual creditors must generally be satisfied from the assets of the entity against which that creditor has a lawful claim. The claims against the entities containing the Fabricated products and certain other operations have to be resolved from the available assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey and proceeds received by such entities from the Liquidating Subsidiaries under the Intercompany Agreement. Sixteen of the Reorganizing Debtors have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which were resolved pursuant to the Intercompany Agreement). The Company has previously disclosed that it believed that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.

In June 2005, KAC, KACC, Bellwood, KACOCL and 17 of KACC’s subsidiaries (i.e., the Reorganizing Debtors) filed a plan of reorganization and related disclosure statement with the Court. Following an interim filing in August 2005, in September 2005, the Company filed amended plans of reorganization (as modified, the “Kaiser Aluminum Amended Plan”) and related amended disclosure statements (the “Kaiser Aluminum Amended Disclosure Plan”) with the Court. In December 2005, with the consent of creditors and the Court, KBC was added to the Kaiser Aluminum Amended Plan.

The Kaiser Aluminum Amended Plan, in general (subject to the further conditions precedent as outlined below), resolves substantially all pre-Filing Date liabilities of the Remaining Debtors under a single joint plan of reorganization. In summary, the Kaiser Aluminum Amended Plan provides for the following principal elements:

(a) All of the equity interests of existing stockholders of the Company would be cancelled without consideration.

(b) All post-petition and secured claims would either be assumed by the emerging entity or paid at emergence (see “Exit Cost” discussion below).

(c) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in consideration for the agreed cancellation of the retiree medical plan, as more fully discussed in Note 9 of Notes to Consolidated Financial Statements, KACC is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and has agreed thereafter to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are entitled to receive a contribution of 66.9% of the new common stock of the emerged entity.

(d) The PBGC will receive a cash payment of $2.5 million and 10.8% of the new common stock of the emerged entity in respect of its claims against KACOCL. In addition, as described in (f) below, the PBGC will receive shares of new common stock based on its direct claims against the Remaining Debtors (other than KACOCL) and its participation, indirectly through the KAAC/KFC Plan in claims of KFC against KACC, which the Company currently estimates will result in the PBGC receiving an additional 5.4% of the new common stock of the emerged entity (bringing the PBGC’s total ownership percentage of the new entity to approximately 16.2%). The $2.5 million cash payment discussed above is in addition to the cash amounts the Company has already paid to the PBGC (see Note 9 of Notes to Consolidated Financial Statements) and that the PBGC has received and will receive from the Liquidating Subsidiaries under the Liquidating Plans.

(e) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 million in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) the new common stock of the emerged entity to be issued as per (f) below in respect of approximately $830.0 million of intercompany claims of KFC against KACC that are to be assigned to the trust, which the Company currently estimates will entitle the trusts to receive approximately 6.4% of the new common stock of the emerged entity.

(f) Other pre-petition general unsecured claims against the Remaining Debtors (other than KACOCL) are entitled to receive approximately 22.3% of the new common stock of the emerging entity in the proportion that their allowed claim bears to the total amount of allowed claims. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC (other than the PBGC’s claim against KACOCL), (ii) the approximate $830.0 of intercompany claims that will be assigned to the personal injury trust(s) referred to in (e) above, and (iii) all unsecured trade and other general unsecured claims, including approximately $276.0 million of intercompany claims of KFC against KACC. However, holders of general unsecured claims not exceeding a specified small amount will receive a cash payment equal to approximately 2.9% of their agreed claim value in lieu of new common stock. In accordance with the contractual subordination provisions of the indenture governing the Sub Notes and terms of the settlement between the holders of the Senior Notes and the holders of the Revenue Bonds, the new common stock or cash that would otherwise be distributed to the holders of the Sub Notes in respect of their claims against the Debtors would instead be distributed to holders of the Senior Notes and the Revenue Bonds on a pro rata basis based on their relative allowed amounts of their claims.

The Kaiser Aluminum Amended Plan was accepted by all classes of creditors entitled to vote on it and the Kaiser Aluminum Amended Plan was confirmed by the Court on February 6, 2006. The confirmation order remains subject to motions for review and appeals filed by certain of KACC’s insurers and must still be adopted or affirmed by the United States District Court. Other significant conditions to emergence include completion of the Company’s exit financing, listing of the new common stock on the NASDAQ stock market and formation of certain trusts for the benefit of different groups of torts claimants. As provided in the Kaiser Aluminum Amended Plan, once the Court’s confirmation order is adopted or affirmed by the United States District Court, even if the affirmation order is appealed, the Company can proceed to emerge if the United States District Court does not stay its order adopting or affirming the confirmation order and the key constituents in the Chapter 11 proceedings agree. Assuming the United States District Court adopts or affirms the confirmation order, the Company believes that it is possible that it will emerge before May 11, 2006. No assurances can be given that the Court’s confirmation order will ultimately be adopted or affirmed by the United States District Court or that the transactions contemplated by the Kaiser Aluminum Amended Plan will ultimately be consummated.

At emergence from Chapter 11, the Reorganizing Debtors will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). The Company currently estimates that its Exit Costs will be in the range of $45.0 million to $60.0 million. The Company currently expects to fund such Exit Costs using existing cash resources and borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 7 of Notes to Consolidated Financial Statements). If funding from existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurance can be given in this regard.

Overview

The Company’s primary line of business is the production and sale of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company, through its wholly owned subsidiary, KACC, operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company has sold substantially all of its commodities’ operations other than Anglesey. The balances and results of operations in respect of the commodities interests sold are now considered discontinued operations (see Notes 3 and 5 of Notes to Consolidated Financial Statements). The presentation in the table below restates the segment information for such reclassifications. The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.

The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the years ended December 31, 2005, 2004 and 2003. The following data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained elsewhere herein. See Note 15 of Notes to Consolidated Financial Statements for further information regarding segments.

	Year Ended December 31,
	2005	2004	2003
	(In millions of dollars, except shipments and prices)

Shipments (mm lbs):
Fabricated Products	481.9	458.6	372.3
Primary Aluminum	155.6	156.6	158.7

	637.5	615.2	531.0

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$1.95	$1.76	$1.61
Primary Aluminum	$.95	$.85	$.71
Net Sales:
Fabricated Products	$939.0	$809.3	$597.8
Primary Aluminum	150.7	133.1	112.4

Total Net Sales	$1,089.7	$942.4	$710.2

Segment Operating Income (Loss):
Fabricated Products(2)	$87.2	$33.0	$(21.2)
Primary Aluminum(3)	16.4	13.9	6.7
Corporate and Other	(35.8)	(71.3)	(74.7)
Other Operating Charges, Net(4)	(8.0)	(793.2)	(141.6)

Total Operating Income (Loss)	$59.8	$(817.6)	$(230.8)

Reorganization Items	$(1,162.1)	$(39.0)	$(27.0)

Discontinued Operations	$363.7	$121.3	$(514.7)

Loss from Cumulative Effect on Years Prior to 2005 of Adopting Accounting For Conditional Asset Retirement Obligations(5)	$(4.7)	$—	$—

Net Loss	$(753.7)	$(746.8)	$(788.3)

Capital Expenditures (excluding discontinued operations)	$31.0	$7.6	$8.9

(1)	Average realized prices for the Company’s Fabricated products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and is not necessarily indicative of changes in underlying profitability. See “Business”.

(2)	Operating results for 2005, 2004 and 2003 include LIFO inventory charges of $9.3, $12.1, and $3.2, respectively.

(3)	Includes non-cash charges of approximately $4.1 million in respect of the Company’s decision to restate its accounting for derivative financial instruments as more fully discussed in Notes 2, 12 and 16 of Notes to Consolidated Financial Statements.

(4)	See Note 6 of Notes to Consolidated Financial Statements for a detailed summary of the components of Other operating charges, net and the business segment to which the items relate.

(5)	See Notes 2 and 4 of Notes to Consolidated Financial Statements for a discussion of the changes in accounting for conditional asset retirement obligations.

Significant Items

Market-related Factors.  Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the aerospace, automotive, distribution, and packaging markets. Such changes in demand can directly affect the Company’s earnings by impacting the overall volume and mix of such products sold. During 2005, the aerospace and high strength products markets in which the Company participates were strong, resulting in higher shipments and improved margins.

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

During 2005, the average LME price per pound of primary aluminum was $.86 per pound. During 2004 and 2003, the average LME price per pound for primary aluminum was $.78 and $.65, respectively. At February 28, 2006, the LME price was approximately $.1.08 per pound.

Credit Arrangement.  On February 1, 2006, the Court approved an amendment to the post-petition credit facility of the financing agreement to extend its expiration date through the earlier of May 11, 2006, the effective date of a plan of reorganization or voluntary termination by Company. In addition, the Court approved an extension of the cancellation date of the leaders’ commitment for the exit financing in the form of a revolving credit facility and a fully drawn term loan to May 11, 2006. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company believes that it is possible it will emerge by May 11, 2006. However, if the Company does not emerge from the Cases prior to May 11, 2006, it will be necessary for the Company to extend the expiration date of the DIP Facility or make alternative financing arrangements. The Company has begun discussions with the agent bank that represents the DIP Facility lenders regarding the likely need for a short-term extension of the DIP Facility. While the Company believes that, if necessary, it would be successful in negotiating an extension of the DIP Facility or adequate alternative financing arrangements, no assurances can be given in this regard.

The principal terms of the committed revolving credit facility would be essentially the same as or more favorable than the DIP Facility, except that, among other things, the revolving credit facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature five years from the date of emergence. The term loan commitment would be expected to close upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on May 11, 2010. The agent bank representing the exit financing lenders is the same as the agent bank for the DIP Facility lenders and the Company has begun parallel discussions with the agent bank regarding the extension of the expiration date for the exit financing commitment in the event the Company does not emerge from the Cases prior to May 11, 2006.

Asbestos-Related Insurance Coverage Conditional Settlements.  The Company has previously disclosed that it estimated that it had approximately $1.4 billion of remaining solvent asbestos-related insurance coverage. The Company has recognized approximately $965.5 million of such amount in its financial statements. As disclosed throughout our SEC filings (including in the Notes and Critical Accounting Policies), the tort liability and offsetting insurance receivable amounts recognized (and disclosed) in the financial statements are nominal amounts, as the Company cannot predict the timing of cash flows. The Company has also disclosed that it is possible that amounts may be settled at less than the face value of policies for various reasons including the possible present value effect. During the latter half of 2005, the Company entered into certain conditional settlement agreements with insurers under which the insurers agreed (in aggregate) to pay approximately $375.0 million in respect of substantially all coverage under certain policies having a combined face value of approximately $459.0 million. The settlements, which were approved by the Court, have several conditions, including a legislative contingency and are only payable to the trust(s) being set up under the Company’s plan of reorganization upon emergence (more fully discussed in Note 1 of Notes to Consolidated Financial Statements). One set of insurers paid approximately $137.0 million into a separate escrow account in November 2005. If the Company does not emerge, the agreement is null and void and the funds (along with any interest that has accumulated) will be returned to the insurers.

During March 2006, the Company reached a conditional settlement agreement with another group of insurers under which the insurers would pay approximately $67.0 million in respect of certain policies having a combined face value of approximately $80.0 million. The conditional settlement, which has similar terms and conditions to the other conditional settlement agreement discussed above, must still be approved by the Court. Negotiations with other insurers continue.

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

KBC Agreement Rejection Claim.  As previously disclosed during the fourth quarter of 2005, the UCC negotiated a settlement with a third party that had asserted an approximate $67.0 million claim for damages against KBC for rejection of a bauxite supply agreement. Pursuant to the settlement, among other things, the Company has agreed to (a) allow the third party an unsecured pre-petition claim in the amount of $42.1 million, (b) substantively consolidate KBC with certain of the other debtors solely for the purpose of treating that claim, and any other pre-petition claim of KBC, under the Kaiser Aluminum Amended Plan and (c) modify the Kaiser Aluminum Amended Plan to implement the settlement. In consideration of the settlement, the third party has, among other things, agreed to not object to the Kaiser Aluminum Amended Plan. The settlement was approved by the Court in January 2006 and the Company recorded a charge of $42.1 million in the fourth quarter of 2005 in Discontinued operations and reflected an increase in Discontinued operations liabilities subject to compromise by the same amount.

Significant Charges Associated with the Reorganization Process.  The Company has previously disclosed that it has made substantial progress in its reorganization efforts and has reached various agreements with substantially all of the key creditor constituencies as to the value of their claims and the agreed treatment for such claims in any plans of reorganization that is ultimately filed by the Debtors. These agreements have however resulted in a number of significant charges including:

•	A charge of $1,131.5 million in 2005 related to implementation of the Liquidating Plans, whereby (for purposes of computing distributions under the KAAC/KFC Plan) the value of an intercompany claim is being treated as being for the benefit of certain third party creditors. (See Reorganization Items in Note 1 of Notes to Consolidated Financial Statements).

•	Charges related to the sale of commodity interests in 2003 and 2004. These items are classified as “discontinued operations” in the accompanying financial statements. See Note 3 of Notes to Consolidated Financial Statements for additional discussion of these items and amounts.

•	Significant charges in 2003 and 2004 related to the termination of certain of the Company’s previous pension and retiree medical plans and other agreements reached with the PBGC, the USWA and certain other labor unions. These items are discussed in Note 9 and Note 11 of Notes to Consolidated Financial Statements.

•	Certain environmental charges in 2003 and 2004 associated with various settlements and transactions. See Note 11 of Notes to Consolidated Financial Statements

Additionally, while not resulting in a significant net charge, the Company did substantially increase its recorded liability in respect of asbestos and other personal injury related claims and expected insurance recoveries in respect of such amounts. See Note 11 of Notes to Consolidated Financial Statements.

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

Results of Operations

Summary.  The Company reported a net loss of $753.7 million, $9.46 of basic loss per common share in 2005, compared to a net loss of $746.8 million, $9.36 of basic loss per common share for 2004 and a net loss of $788.3 million, $9.83 of basic loss per common share for 2003. However, basic income (loss) per common share may not be meaningful, because pursuant to the Kaiser Aluminum Amended Plan, the equity interests of the Company’s existing stockholders are expected to be cancelled without consideration.

Net sales in 2005 totaled $1,089.7 million compared to $942.4 million in 2004 and $710.2 million in 2003.

2005 as Compared to 2004

Fabricated Aluminum Products.  Net sales of fabricated products increased by 16% during 2005 as compared to 2004 primarily due to a 10% increase in average realized prices and a 6% increase in shipments. The increase in the average realized prices reflects (in relatively equal proportions) higher conversion prices and higher underlying primary aluminum prices. The higher conversion prices are primarily attributable to continuing strength in fabricated aluminum product markets, particularly for aerospace and high strength products, as well as a favorable mix in the type of aerospace/high strength products in the early part of 2005. Current period shipments were higher than 2004 shipments due primarily to the aforementioned strength in aerospace and high strength product demand.

Segment operating results (before Other operating charges, net) for 2005 improved over 2004 by approximately $54.0 million. The improvement consisted of improved sales performance (primarily due to factors cited above) of approximately $64.0 million, offset, by higher operating costs, particularly for natural gas. Higher natural gas prices had a particularly significant impact on the fourth quarter of 2005. Natural gas prices have reduced somewhat during early 2006 but have not yet reached the price level experienced during the first nine months of 2005. Lower 2005 charges for legacy pension and retiree medical-related costs (approximately $5.0 million; see Note 9 of Notes to Consolidated Financial Statements) were largely offset by other cost increases versus 2004 including approximately $6.0 million of higher non-cash LIFO inventory charges ($9.0 in 2005 versus $3.2 in 2004). Segment operating results for 2005 and 2004 include gains on intercompany hedging activities with the primary aluminum business unit total $11.1 million and $8.6 million, respectively. These amounts eliminate in consolidation.

Segment operating results for 2005, discussed above, exclude deferred contribution savings plan charges of approximately $6.3 million (see Note 6 of Notes to Consolidated Financial Statements).

Primary Aluminum.  Third party net sales of primary aluminum in 2005 increased by approximately 13% as compared to 2004. The increase was almost entirely attributable to the increase in average realized primary aluminum prices.

Segment operating results for 2005 included approximately $32.0 million related to sale of primary aluminum resulting from the Company’s ownership interests in Anglesey offset by (a) losses on intercompany hedging activities with the Fabricated products business unit (which eliminate in consolidation) totaling approximately $11.1 million and (b) approximately $4.1 million of non-cash charges associated with the discontinuance of hedge accounting treatment of derivative instruments as more fully discussed in Notes 2, 12 and 16 of Notes to Consolidated Financial Statements. Primary aluminum hedging transactions with third parties were essentially neutral in 2005. In 2004, segment operating results consisted of approximately $21.0 related to sales of primary aluminum resulting from the Company’s ownership interests in Anglesey and approximately $2.0 million of gains from third party hedging activities offset by approximately $8.6 million of by losses on intercompany hedging activities with the Fabricated products business unit (which eliminate in consolidation). The improvement in Anglesey-related results in 2005 versus 2004 results primarily from the improvement in primary aluminum market prices discussed above. The primary aluminum market price driven improvement in Anglesey-related operating results were offset by an approximate 15% contractual increase in Anglesey’s power costs during the fourth quarter of 2005 as well as an increase in major maintenance costs incurred in 2005 (over 2004).

The Company’s future results related to Anglesey will continue to be affected by the higher contractual power rate through the term of the existing power agreement, which ends in 2009, as well as an approximate 20% increase in contractual alumina costs during the remainder of the term of the Company’s existing alumina purchase contract, which extends through 2007. Power and alumina costs, in general, represent approximately two-thirds of Anglesey’s costs and, as such, future results will be adversely affected by these changes. Further, the nuclear plant that supplies Anglesey its power is currently slated for decommissioning in late 2009 or 2010, approximately the same time as when Anglesey’s current power agreement expires. For Anglesey to be able to operate past 2009, the power plant will need to operate past its current decommissioning date and Anglesey will have to secure a new or alternative power contract at prices that make its operation viable. No assurances can be provided that Anglesey will be successful in this regard.

Corporate and Other.  Corporate operating expenses represent corporate general and administrative expenses which are not allocated to the Company’s business segments. In 2005, corporate operating expenses were comprised of approximately $30.0 million of expenses related to ongoing operations and $5.0 million related to retiree medical expenses. In 2004, corporate operating expenses were comprised of approximately $21.0 million of expenses related to ongoing operations and approximately $50.0 million of retiree medical expenses.

The increase in expenses related to ongoing operations in 2005 compared to 2004 was due to an increase in professional expenses associated primarily with the Company’s initiatives to comply with the Sarbanes-Oxley Act of 2002 by December 31, 2006, and emergence-related activity, relocation of the corporate headquarters and transition costs, offset by the fact that key personnel ceased receiving retention payments as of the end of the first quarter of 2004 pursuant to the Company’s key employee retention program (see Note 13 of Notes to Consolidated Financial Statements). The decline in retiree-related expenses is primarily attributable to the termination of the Inactive Pension Plan in 2004 and the change in retiree medical payments (see Note 9 of Notes to Consolidated Financial Statements).

Corporate operating results for 2005, discussed above, exclude defined contribution savings plan charges of approximately $.5 million (see Note 6 of Notes to Consolidated Financial Statements).

Reorganization Items.  Reorganization items consist primarily of income, expenses (including professional fees) or losses that are realized or incurred by the Company due to its reorganization. Reorganization items increased substantially in 2005 over 2004 as a result a non-cash charge for approximately of $1,131.5 million in the fourth quarter of 2005. As more fully discussed in Note 1 of Notes to Consolidated Financial Statements, the non-cash charge was recognized in connection with the consummation of the Liquidating Plans as the value associated with an intercompany amount owed to KFC by KACC is now for the benefit of certain third party creditors (see “Reorganization Proceedings”).

Discontinued Operations.  Discontinued operations in 2005 include the operating results of the Company’s interests in and related to QAL for the first quarter of 2005 and the gain that resulted from the sale of such interests on April 1, 2005. Discontinued operations in 2004 included a full year of operating results attributable to the Company’s interests in and related to QAL, as well as the operating results of the commodity interests (Valco, Mead, Alpart and Gramercy/KJBC) that were sold at various times during 2004.

Income from discontinued operations for 2005 increased approximately $242.0 million over 2004. The primary factor for the improved results was the larger gain on the sale of the QAL-related interests (approximately $366.0 million) in 2005 compared to the gains from the sale of the Company interests in and related to Alpart and the sale of the Mead Facility (approximately $127.0 million) in 2004. The adverse impacts in 2005 of the $42.0 million KBC non-cash contract rejection charge were largely offset by improved operating results in 2005 associated with QAL (approximately $12.0 million) and the avoidance of approximately $33.0 million net losses by other commodity-related interests in 2004.

2004 as Compared to 2003

Fabricated Aluminum Products.  Net sales of fabricated products increased by 35% during 2004 as compared to 2003 primarily due to a 23% increase in shipments and a 9% increase in average realized prices. Shipments in 2004 were higher than 2003 shipments as a result of improved demand for most of the Company’s fabricated aluminum products, especially aluminum plate for the general engineering market as well as extrusions and forgings for the automotive market. Demand for the Company’s products in the aerospace and high strength market was also markedly higher in 2004 than in 2003. The increase in the average realized price reflects changes in the mix of products sold, stronger demand, and higher underlying metal prices. Extrusion prices are thought to have recovered from the recessionary lows experienced in 2002 and 2003 but are still below prices experienced during peaks in the business cycle. Plate prices increased to near peak-level pricing in response to strong near-term demand.

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

Corporate and Other.  Corporate operating expenses represent corporate general and administrative expenses that are not allocated to the Company’s business segments. In 2004, Corporate operating costs were comprised of approximately $21.2 million of expenses related to ongoing operations and approximately $50.0 million of retiree related expenses. In 2003, Corporate operating costs consisted of expenses related to ongoing operations of approximately $39.0 million and $35.0 million of retiree related expenses. The decline in expenses related to ongoing operations from 2003 to 2004 was primarily attributable to lower salary ($1.0 million), retention ($4.0 million) and incentive compensation ($2.5 million) costs (see Notes 11 and 13 of Notes to Consolidated Financial Statements) as well as lower accruals for pension related costs primarily as a result of the December 2003 termination by the PBGC of the Company’s salaried employees pension plan ($2.5 million). The increase in retiree related expenses in 2004 from 2003 reflects management’s decision to allocate to the Corporate segment the excess of post retirement medical costs related to the Fabricated products business unit and Discontinued operations for the period May 1, 2004 through December 31, 2004 over the amount of such segments allocated share of VEBA contributions, offset, in part, by lower pension- related accruals as a result of the December 2003 termination by the PBGC of the Company’s salaried employees pension plan.

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

Discontinued Operations.  Discontinued operations include the operating results for Alpart, Gramercy/ KJBC, Valco, QAL and the Mead Facility and gains from the sale of the Company’s interests in and related to these interests (except for the gain on the sale of the Company’s interests in and related to QAL was sold in April 2005). Results for discontinued operations for 2004 improved approximately $636.0 million over 2003. Approximately $460.0 million of such improvement resulted from three non- recurring items: (a) the approximate $126.6 million gain on the sale of the Company’s interests in and related to Alpart and the sale of the Mead Facility; (b) the $368.0 million of impairment charges in respect of the Company’s interests in and related to commodities interests in 2003; and (c) $33.0 million of Valco-related impairment charges in 2004. The balance of the improvement primarily resulted from approximately $132.0 million of improved operating results at Alpart, Gramercy/KJBC and QAL, a substantial majority of which was related to the improvement in average realized alumina prices.

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

Operating Activities.  In 2005, Fabricated products operating activities provided approximately $88.0 million of cash (substantially all of which was generated from operating results; working capital changes were modest). This amount compares with 2004 when Fabricated products operating activities provided approximately $35.0 million of cash (approximately $70.0 million of which was generated from operating results offset by increases in working capital of approximately $35.0 million) and 2003 when Fabricated products operating activities provided approximately $30.0 million of cash (substantially all of which was generated from operating results; working capital changes were modest). The increases in cash provided by Fabricated Products operating results in 2005 and 2004 were primarily due to improving demand for fabricated aluminum products. The increase in working capital in 2004 reflects the increase in demand as well as the significant increase in primary aluminum prices. In 2003, cost-cutting initiatives offset reduced product prices and shipments so that cash provided by operations approximated that in 2002. The foregoing analysis of fabricated products cash flow excludes consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the “legacy” costs that the Company internally categorizes as a corporate cash outflow. See Corporate and other operating activities below.

Cash flows attributable to the Company’s interests in and related to Primary aluminum business provided approximately $20.0 million, $14.0 million and $12.0 million in 2005, 2004 and 2003, respectively. The increase in cash flows between 2005 and 2004 is primarily attributable to increases in primary aluminum market prices. Higher primary aluminum prices in 2004 caused the cash flows attributable to sales of primary aluminum production from Anglesey to be approximately $2.0 million higher in 2004 than in 2003. The balance of the differences in cash flows between 2004 and 2003 is primarily attributable to timing of shipments, payments and receipts.

Corporate and other operating activities (including all of the Company’s “legacy” costs) utilized approximately $108.0 million, $150.0 million and $100.0 million of cash in 2005, 2004 and 2003, respectively. Cash outflows from Corporate and other operating activities in 2005, 2004 and 2003 included: (a) approximately $37.0 million, $57.0 million and $60.0 million, respectively, in respect of retiree medical obligations and VEBA funding for former and current operating units; (b) payments for reorganization costs of approximately $39.0 million, $35.0 million and $27.0 million, respectively; and (c) payments in respect of General and Administrative costs totaling approximately $29.0 million, $26.0 million and $27.0 million, respectively. Corporate operating cash flow in 2003 included asbestos related insurance receipts of approximately $18.0 million. Cash outflows in 2004 also included $27.3 million to settle certain multi-site environmental claims.

In 2005, Discontinued operation activities provided $17.0 million of cash. This compares with 2004 and 2003 when Discontinued operation activities provided $64.0 million and used $29.0 million of cash, respectively. The decrease in cash provided by Discontinued operations in 2005 over 2004 resulted primarily from a decrease in favorable operating results due to the sale of substantially all of the commodity interests between the second half of 2004 and early 2005. The remaining commodity interests were sold as of April 1, 2005. The increase in cash provided by Discontinued operations in 2004 over 2003 resulted from improved operating results due primarily to the improvement in average realized alumina prices.

Investing Activities.  Total capital expenditures for Fabricated products were $30.6 million, $7.6 million, and $8.9 million in 2005, 2004 and 2003, respectively. The capital expenditures were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total capital expenditures for Fabricated products are currently expected to be in the $55.0 million to $65.0 million range for 2006 and in the $40.0 million to $50.0 million range for 2007. The higher level of capital spending primarily reflects incremental investments, particularly at the Company’s Spokane, Washington facility. New equipment, furnaces and/or services will enable the Company to supply heavy gauge heat treat stretched plate to the aerospace and general engineering markets. The total capital spending for this project is expected to be in the range of $75.0 million. Approximately $17.0 million of such cost was incurred in 2005. The balance will likely be incurred in 2006 and 2007, with the majority of such costs being incurred in 2006. Besides the $75.0 million project at the Spokane, Washington facility, the Company’s remaining capital spending in 2006 and 2007 will be spread among all manufacturing locations with a significant portion being at the Spokane facility. A majority of the remaining capital spending is expected to reduce operating costs, improve product quality or increase capacity. However, no other individual project of significant size has been committed at this time.

The level of capital expenditures may be adjusted from time to time depending on the Company’s business plans, price outlook for metal and other products, KACC’s ability to maintain adequate liquidity and other factors.

Total capital expenditures for Discontinued operations were $3.5 million and $28.3 million in 2004 and 2003, respectively (of which $1.0 million and $8.9 million were funded by the minority partners in certain foreign joint ventures).

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

On February 1, 2006, the Court approved an amendment to the DIP Facility to extend its expiration date through the earlier of May 11, 2006, the effective date of a plan of reorganization or voluntary termination by the Company. In addition, the Court approved an extension of the cancellation date of the lenders’ commitment for the Exit Financing to May 11, 2006. Under the DIP Facility, which provides for a secured, revolving line of credit, the Company, KACC and certain subsidiaries of KACC are able to borrow amounts by means of revolving credit advances and to have issued letters of credit (up to $60.0 million) in an aggregate amount equal to the lesser of

$200.0 million or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, as defined in the DIP Facility agreement. This amount available under the DIP Facility shall be reduced by $20.0 million if net borrowing availability falls below $40.0 million. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC’s option.

The DIP Facility is currently expected to expire on May 11, 2006. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company believes that it is possible it will emerge before the May 11, 2006. However, if the Company does not emerge from the Cases prior to May 11, 2006, it will be necessary for the Company to extend the expiration date of the DIP Facility or make alternative financing arrangements. The Company has begun discussions with the agent bank that represents the DIP Facility lenders regarding the likely need for a short-term extension of the DIP Facility. While the Company believes that, if necessary, it would be successful in negotiating an extension of the DIP Facility or adequate alternative financing arrangements, no assurances can be given in this regard.

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

The DIP Facility is secured by substantially all of the assets of the Company, KACC and KACC’s domestic subsidiaries and is guaranteed by KACC and all of KACC’s remaining material domestic subsidiaries.

The DIP Facility places restrictions on the Company’s, KACC’s and KACC’s subsidiaries’ ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business.

The principal terms of the committed Revolving Credit Facility would be essentially the same as or more favorable than the DIP Facility, except that, among other things, the Revolving Credit Facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature five years from the date of emergence. The Term Loan commitment would be expected to close upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on May 11, 2010. The agent bank representing the Exit Financing lenders is the same as the agent bank for the DIP Facility lenders and the Company has begun parallel discussions with the agent bank regarding the extension of the expiration date for the Exit Financing commitment in the event the Company does not emerge from the Cases prior to May 11, 2006.

The DIP Facility replaced a post-petition credit facility (the “Replaced Facility”) that the Company and KACC entered into on February 12, 2002. The Replaced Facility was amended a number of times during its term as a result of, among other things, reorganization transactions, including disposition of the Company’s commodity-related assets.

The Company and KACC currently believe that the cash and cash equivalents, cash flows from operations and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its obligations during the expected pendency of the Cases. At February 28, 2006, there were no outstanding borrowings under the DIP Facility. There were approximately $17.5 million of letters of credit outstanding under the DIP Facility at February 28, 2006.

Commitments and Contingencies.  During the pendency of the Cases, substantially all pending litigation against the Debtors, except that relating to certain environmental matters, is stayed. Generally, claims against a Reorganizing Debtor arising from actions or omissions prior to its Filing Date are expected to be settled pursuant to the Kaiser Aluminum Amended Plan. See Note 11 of Notes to Consolidated Financial Statements for a more complete discussion of these matters.

The Company and KACC are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on the Company’s evaluation of these and other environmental matters, the Company has established environmental accruals of $46.5 million at December 31, 2005. However, the Company believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $20.0 million.

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

KACC has been one of many defendants in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with KACC, or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not sold for more than 20 years. As of the initial Filing Date, approximately 112,000 asbestos-related claims were pending. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively). Due to the Cases, holders of asbestos, silica and coal tar pitch volatile claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Reorganizing Debtors. As a result, the Company does not expect to make any asbestos payments in the near term. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to its Filing Date and, as described below, to negotiate insurance settlements and prosecute certain actions to clarify policy interpretations in respect of such coverage. As of December 31, 2005, the Company has established a $1,115.0 million accrual for estimated asbestos, silica and coal tar pitch volatile personal injury claims, before consideration of insurance recoveries. However, the Company believes that substantial recoveries from insurance carriers are probable. Accordingly, as of December 31, 2005, the Company has recorded an estimated aggregate insurance recovery of $965.5 million (determined on the same basis as the asbestos-related cost accrual). Although the Company has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with carriers exist. See Note 11 for additional discussion of this matter.

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

Capital Structure.  MAXXAM Inc. and one of its wholly owned subsidiaries collectively own approximately 63% of the Company’s Common Stock, with the remaining approximately 37% of the Company’s Common Stock being publicly held. However, as more fully discussed in Note 1 of Notes to Consolidated Financial Statements, pursuant to the Kaiser Aluminum Amended Plan MAXXAM’s equity interests are expected to be cancelled without consideration as a part of a plan of reorganization.

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

New Accounting Pronouncements

The section “New Accounting Pronouncements” from Note 2 of Notes to Consolidated Financial Statements is incorporated herein by reference.

Critical Accounting Policies

Critical accounting policies are those that are both very important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. While the Company believes that all aspects of its financial statements should be studied and understood in assessing its current (and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include:

1. The consolidated financial statements as of and for the year ended December 31, 2005 have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and do not include possible impacts arising in respect of the Cases. The consolidated financial statements included elsewhere in this Report do not include all adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from the Kaiser Aluminum Amended Plan, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by the Kaiser Aluminum Amended Plan, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report. For example,

a. Under generally accepted accounting principles (“GAAP”), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company’s own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

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

While valuation of the Company’s assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, the Company currently believes that its liabilities will be found in the Cases to exceed the fair value of its assets. Therefore, pursuant to the Kaiser Aluminum Amended Plan, it is expected that substantially all pre-Filing Date claims will be paid at less than 100% of their face value and the equity interests of the Company’s stockholders will be cancelled without consideration.

Additionally, upon emergence from the Cases, the Company expects to apply “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor’s liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will restate its balance sheet to equal the reorganization value as determined in its plan of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of the completed asset sales and liabilities subject to compromise (that will be relieved upon emergence), meaningful comparison between the current historical financial statements and the financial statements upon emergence may be difficult to make.

2. The Company’s judgments and estimates with respect to commitments and contingencies, in particular: (a) future personal injury related costs and obligations as well as estimated insurance recoveries, and (b) possible liability in respect of claims of unfair labor practices (“ULPs”) which were not resolved as a part of the Company’s September 2000 labor settlement.

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount (or a range) of possible loss is “estimatable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, the Company typically consults outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. The Company may, in fact, obtain an adverse ruling in a matter that it did not consider a “probable” loss and which, therefore, was not accrued for in its financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter. Further, in estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, the Company may only be able to estimate a range of possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

During the period 2002-2005, the Company has had two potentially material contingent obligations that were/are subject to significant uncertainty and variability in their outcome: (a) the United Steelworkers of America’s (“USWA”) ULP claim, and (b) the net obligation in respect of personal injury-related matters. Both of these matters are discussed in Note 11 of Notes to Consolidated Financial Statements.

As more fully discussed in Note 11 of Notes to Consolidated Financial Statements, we accrued an amount in the fourth quarter of 2004 in respect of the USWA ULP matter. We did not accrue any amount prior to the fourth quarter of 2004 as we did not consider the loss to be “probable.” Our assessment had been that the possible range of loss in this matter was anywhere from zero to $250.0 million based on the proof of claims filed (and other information provided) by the National Labor Relations Board (“NLRB”) and USWA in connection with the Company’s and KACC’s reorganization proceedings. While the Company continues to believe that the ULP charges were without merit, during January 2004, the Company agreed to allow a claim in favor of the USWA in the amount of $175.0 million as a compromise and in return for the USWA agreeing to substantially reduce and/or eliminate certain benefit payments as more fully discussed in Note 11 of Notes to Consolidated Financial Statements. However, this settlement was not recorded at that time as it was still subject to Court approval. The settlement was ultimately approved by the Court in February 2005 and, as a result of the contingency being removed with respect to this item (which arose prior to the December 31, 2004 balance sheet date), a non-cash charge of $175.0 million was reflected in the Company’s consolidated financial statements at December 31, 2004.

Also, as more fully discussed in Note 11 of Notes to Consolidated Financial Statements, KACC is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with KACC or by exposure to products containing asbestos last produced or sold by KACC more than 20 years ago. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles. Due to the Cases, existing lawsuits in respect of all such personal injury claims are stayed and new lawsuits cannot be commenced against us or KACC. It is difficult to predict the number of claims that will ultimately be made against KACC or the settlement value of such claims. Our December 31, 2005, balance sheet includes a liability for estimated asbestos-related costs of $1,115.0 million, which represents the Company’s estimate of the minimum end of a range of costs. The upper end of the Company’s estimate of costs is approximately $2,400.0 million and the Company is aware that certain constituents have asserted that they believe that actual costs may exceed the top end of the Company’s estimated range, by perhaps a material amount. As a part of any plan of reorganization it is likely that an estimation of KACC’s entire asbestos-related liability may occur. Any such estimation will likely result from negotiations between the Company and key creditor constituencies or an estimation process overseen by the Court. It is possible that any resulting estimate of KACC’s asbestos-related liability resulting from either process could exceed, perhaps significantly, the liability amounts reflected in the Company’s consolidated financial statements.

We believe KACC has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our December 31, 2005 balance sheet includes a long-term receivable for estimated insurance recoveries of $965.5 million. We believe that recovery of this amount is probable and additional amounts may be recoverable in the future if additional liability is ultimately determined to exist. However, we cannot assure you that all such amounts will be collected. The timing and amount of future recoveries from KACC’s insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies. Over the past several years, the Company has received a number of rulings in respect of insurance related litigation that it believes supports the amount reflected on the balance sheet. The trial court may hear additional issues from time to time. Further, depending on the amount of asbestos-related claims ultimately determined to exist, it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available. Additionally, the Company continues to discuss terms for possible settlements with certain insurers that would establish payment obligations of the insurers to the personal injury trusts discussed more fully in Note 1 of Notes to Consolidated Financial Statements. Given uncertainties about the timing of the insurance-related cash flows (as well as the related liability amounts) such amounts, as previously disclosed have been recorded in nominal terms. Settlement amounts may be different from the face amount of the policies, which are stated in nominal terms. Settlement amounts may be affected by, among other things, the present value of possible cash receipts versus the potential obligation of the insurers to pay over time, which could impact the amount of receivables recorded. An example of such possible settlements are the conditional settlements discussed in Note 11 of Notes to Consolidated Financial Statements.

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

For post-retirement obligations, the key assumptions used to estimate the year-end obligations are the discount rate and the assumptions regarding future medical cost increases. The discount rate affects the post-retirement obligations in a similar fashion to that described above for pension obligations. As the assumed rate of increase in medical costs goes up, so does the net projected obligation. Conversely, if the rate of increase is assumed to be smaller, the projected obligation will decline.

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

As more fully discussed in Note 11 of Notes to Consolidated Financial Statements, it is possible that certain remaining defined benefit pension plans could be terminated. If this were to happen, additional settlement charges in the range of $6.0 million to $7.0 million could be recorded, despite the fact that any such terminations would not be expected to have any adverse cash consequences to the Company or KACC.

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

The Company, KACC and KACC’s subsidiaries are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of such laws and regulations, and to claims and litigation based upon such laws and regulations. KACC currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 (“CERCLA”), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

Based on the Company’s evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs (in nominal dollars without discounting) reasonably expected to be incurred on a going concern basis in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. However, making estimates of possible environmental remediation costs is subject to inherent uncertainties. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.

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

5. The Company’s judgments and estimates in respect of conditional asset retirement obligations

Companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under current accounting guidelines, liabilities and costs for CAROs must be recognized in a Company’s financial statements even if it is unclear when or if the CARO may/will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. As more fully discussed in Note 2 of Notes to Consolidated Financial Statements, the Company has evaluated its exposures to CAROs and determined that it has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, the Company has recorded an estimated CARO liability of approximately $2.7 million at December 31, 2005 and such amount will increase substantially over time.

The estimation of CAROs is subject to a number of inherent uncertainties including: (a) the timing of when any such CARO may be incurred, (b) the ability to accurately identify all materials that may require special handling, treatment, etc. (c) the ability to reasonably estimate the total incremental special handling and other costs, (d) the ability to assess the relative probability of different scenarios which could give rise to a CARO, and (e) other factors outside a company’s control including changes in regulations, costs, interest rates, etc. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments, and probable scenarios considered by the Company, which could, in turn, have a material impact on the Company’s future financial statements.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s significant contractual obligations at December 31, 2005 (dollars in millions):

		Payments Due in
		Less Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt, including capital lease of $.8(a)	$2.3	$1.1	$1.2	$—	$—
Operating leases	7.4	2.6	3.1	1.6	.1

Total cash contractual obligations	$9.7	$3.7	$4.3	$1.6	$.1

(a)	See Note 7 of Notes to Consolidated Financial Statements for information in respect of long-term debt. Long-term debt obligations exclude debt subject to compromise of approximately $847.6 million, which amounts will be dealt with in connection with a plan of reorganization. See Notes 1 and 7 of Notes to Consolidated Financial Statements for additional information about debt subject to compromise.

The following paragraphs summarize the Company’s off-balance sheet arrangements.

As of December 31, 2005, outstanding letters of credit under the DIP Facility were approximately $17.8 million, substantially all of which expire within approximately twelve months. The letters of credit relate primarily to insurance, environmental and other activities.

The Company has agreements to supply alumina to and purchase aluminum from Anglesey, a 49%-owned aluminum smelter in Holyhead, Wales. Both the alumina sales agreement and primary aluminum purchase agreement are tied to primary aluminum prices.

The Company, in March 2005, announced the implementation of the new salaried and hourly defined contribution savings plans. The salaried plan was implemented retroactive to January 1, 2004 and the hourly plan was implemented retroactive to May 31, 2004.

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

The amount related to the retroactive implementation of the defined contribution savings plans ($5.9 million) was paid in July 2005.

In September 2005, the Company and the USWA amended the collective bargaining agreement entered into during the second quarter of 2005 to provide, among other things, for the Company to contribute per employee amounts to the Steelworkers’ Pension Trust totaling approximately $.9. The amendment was approved by the Court and such amount was recorded in the fourth quarter of 2005. This amount was paid in the first quarter of 2006.

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

On June 1, 2004, the Court approved an order making the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 notwithstanding that the Intercompany Agreement was not effective as of that date. In October 2004, the Company entered into an amendment to the USWA agreement, which was approved by the Court in February 2005. As provided in the amendment, the Company will pay an additional contribution of $1.0 million in excess of the originally agreed to $36.0 million contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company is required to continue to make the monthly VEBA contributions as long as it remains in Chapter 11, even if the sum of such monthly payments exceeds the $37.0 million maximum amount discussed above. Any monthly amounts paid during the Chapter 11 process in excess of the $37.0 million limit will offset future variable contribution requirements post emergence. VEBA-related payments through December 31, 2005 totaled approximately $38.3 million.

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

In connection with the sale of the Gramercy facility and KJBC, the Company indemnified the buyer against losses suffered by the buyer that result from any breaches of certain seller representations and warranties up to $5.0 million, which amount has been recorded in long-term liabilities in the accompanying financial statements. The indemnity expires in October 2006. A claim for the full amount of the indemnity has been made. Such amount is fully accrued in the accompanying consolidated balance sheet.

During August 2005, the Company placed orders for certain equipment, furnaces, and/or services intended to augment the Company’s heat treat and aerospace capabilities at the Spokane, Washington facility in respect of which the Company became obligated for costs in the range of $75.0 million. Approximately $17.0 million of such costs were incurred in 2005. The balance will likely be incurred in 2006 and 2007, with the majority of such costs being incurred in 2006.

During the latter half of 2005, the Company entered into certain conditional settlement agreements with insurers under which the insurers agreed (in aggregate) to pay approximately $362.0 million in respect of substantially all coverage under certain policies having a combined face value of approximately $443.0 million. The settlements, which were approved by the Court, have several conditions, including a legislative contingency and are only payable to the trust(s) being set up under the Kaiser Aluminum Amended Plan upon emergence. One set of insurers paid approximately $137.0 million into a separate escrow account in November 2005. If the Company does not emerge, the agreement is null and void and the funds (along with any interest that has accumulated) will be returned to the insurers. During December 2005, the Company entered into additional conditional insurance settlement agreements with an insurer under which the insurer agreed to pay approximately $13.0 million in respect of substantially all coverage under certain policies having a combined face value of approximately $16.0 million. The conditional terms and structures of these additional agreements were substantially the same as the disclosed terms of the earlier agreements except that certain of the settlement payments would be made to the applicable personal injury trust over time rather than in a lump sum (for example, assuming, among other things, an emergence in early to mid 2006, annual payments of approximately $2.1 million would be from 2006 through 2011). The additional conditional insurance settlement is subject to Court approval and, similar to the previous agreements, is null and void if the Company does not emerge from Chapter 11 pursuant to the terms of the Kaiser Aluminum Amended Plan.

During March 2006, the Company reached a conditional settlement agreement with another group of insurers under which the insurers would pay approximately $67.0 million in respect of certain policies having a combined face value of approximately $80.0 million. The conditional settlement, which has similar terms and conditions to the other conditional settlement agreement discussed above, is still pending Court approval. Negotiations with other insurers continue.

At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). The Company currently estimates that its Exit Costs will be in the range of $60.0 million to $80.0 million. KACC expects to fund such Exit Costs using the proceeds to be received under the Intercompany Agreement together with existing cash resources and borrowing availability under the Exit Financing facilities that are expected to replace the DIP Facility.

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

Sensitivity

Primary Aluminum.  KACC’s share of primary aluminum production from Anglesey is approximately 150 million pounds annually. Because KACC purchases alumina for Anglesey at prices linked to primary aluminum prices, only a portion of the Company’s net revenues associated with Anglesey are exposed to price risk. The Company estimates the net portion of its share of Anglesey production exposed to primary aluminum price risk to be approximately 100 million pounds annually.

As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during 2003, 2004 and 2005 for which the Company had price risk were (in millions of pounds) 97.6, 119.0 and 155.0, respectively.

During the last three years, the Company’s net exposure to primary aluminum price risk at Anglesey substantially offset or roughly equaled the volume of fabricated products shipments with underlying primary aluminum price risk. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At December 31, 2005, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the period 2006 — 2009 totaling approximately (in millions of pounds): 2006: 123.0, 2007: 79.0, 2008: 56.0, and 2009: 44.0.

Foreign Currency.  KACC from time to time will enter into forward exchange contracts to hedge material cash commitments for foreign currencies. After considering the completed sales of the Company’s commodities interests, KACC’s primary foreign exchange exposure is the Anglesey-related commitment that the Company funds in Great Britain Pound Sterling (“GBP”). The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the GBP results in an approximate $.5 million (decrease) increase in the Company’s annual pre-tax operating income.

Energy.  KACC is exposed to energy price risk from fluctuating prices for natural gas. The Company estimates that each $1.00 change in natural gas prices (per mcf) impacts the Company’s annual pre-tax operating results by approximately $4.0 million.

KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy-related financial investments. As of December 31, 2005, there were no outstanding energy-related derivative contracts.

Item 8.	Financial Statements and Supplementary Data

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(DEBTOR-IN-POSSESSION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kaiser Aluminum Corporation:

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation (Debtor-In-Possession and subsidiary of MAXXAM Inc.) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kaiser Aluminum Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2, in 2005, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”, effective December 31, 2005.

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

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
March 30, 2006

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In millions of dollars, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$49.5	$55.4
Receivables:
Trade, less allowance for doubtful receivables of $2.9 and $6.9	94.6	97.4
Due from affiliate	—	8.0
Other	6.9	5.6
Inventories	115.3	105.3
Prepaid expenses and other current assets	21.0	19.6
Discontinued operations’ current assets	—	30.6

Total current assets	287.3	321.9
Investments in and advances to unconsolidated affiliate	12.6	16.7
Property, plant, and equipment — net	223.4	214.6
Restricted proceeds from sale of commodity interests	—	280.8
Personal injury-related insurance recoveries receivable	965.5	967.0
Goodwill	11.4	11.4
Other assets	38.7	31.1
Discontinued operations’ long-term assets	—	38.9

Total	$1,538.9	$1,882.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$51.4	$51.8
Accrued interest	1.0	.9
Accrued salaries, wages, and related expenses	42.0	48.9
Other accrued liabilities	55.2	73.7
Payable to affiliate	14.8	14.7
Long-term debt — current portion	1.1	1.2
Discontinued operations’ current liabilities	2.1	57.7

Total current liabilities	167.6	248.9
Long-term liabilities	42.0	32.9
Long-term debt	1.2	2.8
Discontinued operations’ liabilities (liabilities subject to compromise)	68.5	26.4

	279.3	311.0
Liabilities subject to compromise	4,400.1	3,954.9
Minority interests	.7	.7
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, par value $.01, authorized 125,000,000 shares; issued and outstanding 79,671,531 and 79,680,645 shares	.8	.8
Additional capital	538.0	538.0
Accumulated deficit	(3,671.2)	(2,917.5)
Accumulated other comprehensive income (loss)	(8.8)	(5.5)

Total stockholders’ equity (deficit)	(3,141.2)	(2,384.2)

Total	$1,538.9	$1,882.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,
	2005	2004	2003
	(In millions of dollars, except share and per share amounts)

Net sales	$1,089.7	$942.4	$710.2

Costs and expenses:
Cost of products sold	951.1	852.2	681.2
Depreciation and amortization	19.9	22.3	25.7
Selling, administrative, research and development, and general	50.9	92.3	92.5
Other operating charges, net	8.0	793.2	141.6

Total costs and expenses	1,029.9	1,760.0	941.0

Operating income (loss)	59.8	(817.6)	(230.8)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $95.0 in 2005, 2004 and 2003)	(5.2)	(9.5)	(9.1)
Reorganization items	(1,162.1)	(39.0)	(27.0)
Other — net	(2.4)	4.2	(5.2)

Loss before income taxes and discontinued operations	(1,109.9)	(861.9)	(272.1)
Provision for income taxes	(2.8)	(6.2)	(1.5)

Loss from continuing operations	(1,112.7)	(868.1)	(273.6)

Discontinued operations:
Loss from discontinued operations, net of income taxes, including minority interests	(2.5)	(5.3)	(514.7)
Gain from sale of commodity interests	366.2	126.6	—

Income (loss) from discontinued operations	363.7	121.3	(514.7)

Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	(4.7)	—	—

Net loss	$(753.7)	$(746.8)	$(788.3)

Earnings (loss) per share — Basic/Diluted:
Loss from continuing operations	$(13.97)	$(10.88)	$(3.41)

Income (loss) from discontinued operations	$4.57	$1.52	$(6.42)

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$(.06)	$—	$—

Net loss	$(9.46)	$(9.36)	$(9.83)

Weighted average shares outstanding (000):
Basic/Diluted	79,675	79,815	80,175

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

				Accumulated
				Other
				Comprehensive
	Common	Additional	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total
	(In millions of dollars)

BALANCE, December 31, 2002	$.8	$539.9	$(1,382.4)	$(243.9)	$(1,085.6)
Net loss	—	—	(788.3)	—	(788.3)
Minimum pension liability adjustment	—	—	—	138.6	138.6
Unrealized net decrease in value of derivative instruments arising during the year	—	—	—	(1.6)	(1.6)
Reclassification adjustment for net realized gains on derivative instruments included in net loss	—	—	—	(1.0)	(1.0)

Comprehensive income (loss)					(652.3)
Restricted stock cancellations	—	(1.0)	—	—	(1.0)
Restricted stock accretion	—	.2	—	—	.2

BALANCE, December 31, 2003	.8	539.1	(2,170.7)	(107.9)	(1,738.7)
Net loss	—	—	(746.8)	—	(746.8)
Minimum pension liability adjustment	—	—	—	97.9	97.9
Unrealized net increase in value of derivative instruments arising during the year	—	—	—	2.1	2.1
Reclassification adjustment for net realized losses on derivative instruments included in net loss	—	—	—	2.4	2.4

Comprehensive income (loss)					(644.4)
Restricted stock cancellations	—	(1.1)	—	—	(1.1)

BALANCE, December 31, 2004	.8	538.0	(2,917.5)	(5.5)	(2,384.2)
Net loss	—	—	(753.7)	—	(753.7)
Minimum pension liability adjustment	—	—	—	(3.2)	(3.2)
Unrealized net decrease in value of derivative instruments arising during the year	—	—	—	(.3)	(.3)
Reclassification adjustment for net realized losses on derivative instruments included in net loss	—	—	—	.2	.2

Comprehensive income (loss)					(757.0)

BALANCE, December 31, 2005	$.8	$538.0	$(3,671.2)	$(8.8)	$(3,141.2)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In millions of dollars)

Cash flows from operating activities:
Net loss	$(753.7)	$(746.8)	$(788.3)
Less net income (loss) from discontinued operations	363.7	121.3	(514.7)

Net loss from continuing operations, including loss from cumulative effect of adopting change in accounting in 2005	(1,117.4)	(868.1)	(273.6)
Adjustments to reconcile net loss from continuing operations to net cash used by continuing operations
Non-cash charges in reorganization items in 2005 and other operating charges in 2004 and 2003	1,131.5	805.3	161.7
Depreciation and amortization (including deferred financing costs of $4.4, $5.8 and $4.7, respectively)	24.3	28.1	30.4
Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	4.7	—	—
Gains — sale of real estate in 2005; sale of Tacoma facility in 2003	(.2)	—	(14.5)
Equity in (income) loss of unconsolidated affiliates, net of distributions	1.5	(4.0)	1.0
Decrease (increase) in trade and other receivables	9.3	(30.5)	(13.3)
(Increase) decrease in inventories, excluding LIFO adjustments and other non-cash operating items	(9.4)	(24.5)	10.7
(Increase) decrease in prepaid expenses and other current assets	—	.8	3.1
(Decrease) increase in accounts payable and accrued interest	(2.4)	16.4	8.1
(Decrease) increase in other accrued liabilities	(15.0)	(18.6)	9.8
Increase in payable to affiliates	.1	3.3	.2
(Decrease) increase in accrued and deferred income taxes	(4.3)	1.7	(4.1)
Net cash impact of changes in long-term assets and liabilities	(25.0)	(11.5)	27.1
Net cash provided (used) by discontinued operations	17.9	64.0	(29.5)
Other	1.3	(.4)	(4.0)

Net cash provided (used) by operating activities	16.9	(38.0)	(86.9)

Cash flows from investing activities:
Capital expenditures	(31.0)	(7.6)	(8.9)
Net proceeds from dispositions: real estate in 2005, real estate and equipment in 2004, primarily Tacoma facility and interests in office building complex in 2003	.9	2.3	83.0
Net cash provided (used) by discontinued operations; primarily proceeds from sale of commodity interests in 2005 and 2004 and Alpart-related capital expenditures in 2003	401.4	356.7	(25.0)

Net cash provided by investing activities	371.3	351.4	49.1

Cash flows from financing activities:
Financing costs, primarily DIP Facility related	(3.7)	(2.4)	(4.1)
Repayment of debt	(1.7)	—	—
Increase in restricted cash	(1.5)	—	—
Net cash used by discontinued operations: primarily increase in restricted cash in 2005 and increase in restricted cash and payment of Alpart CARIFA loan of $14.6 in 2004	(387.2)	(291.1)	—

Net cash used by financing activities	(394.1)	(293.5)	(4.1)

Net (decrease) increase in cash and cash equivalents during the year	(5.9)	19.9	(41.9)
Cash and cash equivalents at beginning of year	55.4	35.5	77.4

Cash and cash equivalents at end of year	$49.5	$55.4	$35.5

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.6, $.1, and $.2	$.7	$3.8	$4.0
Less interest paid by discontinued operations, net of capitalized interest of $.9 in 2003	—	(.9)	(1.2)

	$.7	$2.9	$2.8

Income taxes paid	$22.3	$10.7	$46.1
Less income taxes paid by discontinued operations	(18.9)	(10.7)	(41.3)

	$3.4	$—	$4.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share amounts)

1.  Reorganization Proceedings

Background.  Kaiser Aluminum Corporation (“Kaiser”, “KAC” or the “Company”), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”); the Company, KACC and 15 of KACC’s subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional KACC subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. In December 2005, four of the KACC subsidiaries were dissolved pursuant to two separate plans of liquidation as more fully discussed below. The Company, KACC and the remaining 20 KACC subsidiaries continue to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court. The Original Debtors and Additional Debtors are collectively referred to herein as the “Debtors” and the Chapter 11 proceedings of these entities are collectively referred to herein as the “Cases” and the Company, KACC and the remaining 20 KACC subsidiaries are collectively referred to herein as the “Reorganizing Debtors.” For purposes of this Report, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of KACC’s non-U.S. joint ventures were included in the Cases.

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

The outstanding principal of, and accrued interest on, all debt of the Debtors became immediately due and payable upon commencement of the Cases. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Debtors’ Cases, the Court, upon motion by the Debtors, authorized the Debtors to pay or otherwise honor certain unsecured pre- Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and to continue using the Company’s existing cash management systems. The Reorganizing Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, “assumption” means that the Reorganizing Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and “rejection” means that the Reorganizing Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a pre-Filing Date executory contract is treated as a general unsecured claim in the Cases.

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

Two creditors’ committees, one representing the unsecured creditors (the “UCC”) and the other representing the asbestos claimants (the “ACC”), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”) with whom the Debtors negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the Court-appointed legal representatives for (a) potential future asbestos claimants (the “Asbestos Futures’ Representative”) and (b) potential future silica and coal tar pitch volatile claimants (the “Silica/CTPV Futures’ Representative” and, collectively with the Asbestos Futures” Representative, the “Futures’ Representatives”), have played and will continue to play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures’ Representatives, including those of their counsel and other advisors.

Commodity-related and Inactive Subsidiaries.  As previously disclosed, the Company generated net cash proceeds of approximately $686.8 from the sale of its interests in and related to Queensland Alumina Limited (“QAL”) and Alumina Partners of Jamaica (“Alpart”). The Company’s interests in and related to QAL were owned by KAAC and KFC. The Company’s interests in and related to Alpart were owned by AJI and KJC. Throughout 2005, the proceeds were being held in separate escrow accounts pending distribution to the creditors of AJI, KJC, KAAC and KFC (collectively the “Liquidating Subsidiaries”) pursuant to certain liquidating plans.

During November 2004, the Liquidating Subsidiaries filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are referred to as the “Liquidating Plans.” In general, the Liquidating Plans provided for the vast majority of the net sale proceeds to be distributed to the PBGC and the holders of KACC’s 9 7/8% and 10 7/8% Senior Notes (the “Senior Notes”) and claims with priority status.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously disclosed in 2004, a group of holders (the “Sub Note Group”) of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group asserted that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinated to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both Sub Notes and Senior Notes made a similar assertion, but also, maintained that a portion of the claims of holders of Senior Notes against the subsidiary guarantors were contractually senior to the claims of holders of Sub Notes against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries.

The Court ultimately approved the disclosure statements related to the Liquidating Plans in February 2005. In April 2005, voting results on the Liquidating Plans were filed with the Court by the Debtors’ claims agent. Based on these results, the Court determined that a sufficient volume of creditors (in number and amount) had voted to accept the Liquidating Plans to permit confirmation proceedings with respect to the Liquidating Plans to go forward even though the filing by the claims agent also indicated that holders of the Sub Notes, as a group, voted not to accept the Liquidating Plans. Accordingly, the Court conducted a series of evidentiary hearings to determine the allocation of distributions among holders of the Senior Notes and the Sub Notes. In connection with those proceedings, the Court also determined that there could be an allocation to the Parish of St. James, State of Louisiana, Solid Waste Revenue Bonds (the “Revenue Bonds”) of up to $8.0 and ruled against the position asserted by the separate group that holds both Senior Notes and the Sub Notes.

On December 20, 2005, the Court confirmed the Liquidating Plans (subject to certain modifications). Pursuant to the Court’s order, the Liquidating Subsidiaries were authorized to make partial cash distributions to certain of their creditors, while reserving sufficient amounts for future distributions until the Court resolved the contractual subordination dispute among the creditors of these subsidiaries and for the payment of administrative and priority claims and trust expenses. The Court’s ruling did not resolve the dispute between the holders of the Senior Notes and the holders of the Sub Notes (more fully described below) regarding their respective entitlement to certain of the proceeds from sale of interests by the Liquidating Subsidiaries (the “Senior Note-Sub Note Dispute”). However, as a result of the Court’s approval, all restricted cash or other assets held on behalf of or by the Liquidating Subsidiaries were transferred to a trustee in accordance with the terms of the Liquidating Plans. The trustee was then authorized to make partial cash distributions after setting aside sufficient reserves for amounts subject to the Senior Note-Sub Note Dispute (approximately $213.0) and for the payment of administrative and priority claims and trust expenses (approximately $40.0). After such reserves, the partial distribution totaled approximately $430.0, of which, pursuant to the Liquidating Plans, approximately $196.0 was paid to the PBGC and $202.0 amount was paid to the indenture trustees for the Senior Notes for subsequent distribution to the holders of the Senior Notes. Of the remaining partial distribution, approximately $21.0 was paid to KACC and $11.0 was paid to the PBGC on behalf of KACC. Partial distributions were made in late December 2005 and, in connection with the effectiveness of the Liquidating Plans, the Liquidating Subsidiaries were deemed to be dissolved and took the actions necessary to dissolve and terminate their corporate existence.

On December 22, 2005, the Court issued a decision in connection with the Senior Note-Sub Note Dispute, finding in favor of the Senior Notes. On January 10, 2006, the Court held a hearing on a motion by the indenture trustee for the Sub Notes to stay distribution of the amounts reserved under the Liquidating Plans in respect of the Senior Note-Sub Note Dispute pending appeals in respect of the Court’s December 22, 2005 decision that the Sub Notes were contractually subordinate to the Senior Notes in regard to certain subsidiary guarantors (particularly the Liquidating Subsidiaries) and that certain parties were not due certain reimbursements. An agreement was reached at the hearing and subsequently approved by Court order dated March 7, 2006, authorizing the trustee to distribute the amounts reserved to the indenture trustees for the Senior Notes and further authorize the indenture trustees to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

make distributions to holders of the Senior Notes while such appeals proceed, in each case subject to the terms and conditions stated in the order.

Based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and the Senior Notes and the assumptions and estimates upon which the Liquidating Plans are based, if the holders of Sub Notes were ultimately to prevail on their appeal, the Liquidating Plans indicated that it is possible that the holders of the Sub Notes could receive between approximately $67.0 and approximately $215.0 depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of the Senior Notes prevail on appeal, then the holders of the Sub Notes will receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the subsidiary guarantors (including the Liquidating Subsidiaries) and that the Court’s ruling on December 22, 2005, was correct. The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group, on appeal, when any such resolution will occur, or what impact any such resolution may have on the Company, the Cases or distributions to affected note holders.

The distributions in respect of the Liquidating Plans also settled substantially all amounts due between KACC and the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Settlement Agreement (the “Intercompany Agreement”) that went into affect in February 2005 other than certain payments of alternative minimum tax paid by the Company that it expects to recoup from the liquidating trust for the KAAC and KFC joint plan of liquidation (the “KAAC/KFC Plan”) during the second half of 2006 in connection with a 2005 tax return (see Note 8). The Intercompany Agreement also resolved substantially all pre- and post-petition intercompany claims among the Debtors.

KBC is being dealt with in the KACC plan of reorganization as more fully discussed below.

Entities Containing the Fabricated Products and Certain Other Operations.  Under the Code, claims of individual creditors must generally be satisfied from the assets of the entity against which that creditor has a lawful claim. The claims against the entities containing the Fabricated products and certain other operations have to be resolved from the available assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey Aluminium Limited (“Anglesey”) and proceeds received by such entities from the Liquidating Subsidiaries under the Intercompany Agreement. Sixteen of the Reorganizing Debtors have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which were resolved pursuant to the Intercompany Agreement). The Company has previously disclosed that it believed that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.

In June 2005, KAC, KACC, Bellwood and KACOCL and 17 of KACC’s subsidiaries (i.e., the Reorganizing Debtors) filed a plan of reorganization and related disclosure statement with the Court. Following an interim filing in August 2005, in September 2005, the Reorganizing Debtors filed amended plans of reorganization (as modified, the “Kaiser Aluminum Amended Plan”) and related amended disclosure statements (the “Kaiser Aluminum Amended Disclosure Statement”) with the Court. In December 2005, with the consent of creditors and the Court, KBC was added to the Kaiser Aluminum Amended Plan.

The Kaiser Aluminum Amended Plan, in general (subject to the further conditions precedent as outlined below), resolves substantially all pre-Filing Date liabilities of the Remaining Debtors under a single joint plan of reorganization. In summary, the Kaiser Aluminum Amended Plan provides for the following principal elements:

(a) All of the equity interests of existing stockholders of the Company would be cancelled without consideration.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) All post-petition and secured claims would either be assumed by the emerging entity or paid at emergence (see “Exit Cost” discussion below).

(c) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in consideration for the agreed cancellation of the retiree medical plan, as more fully discussed in Note 9, KACC is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and has agreed thereafter to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are entitled to receive a contribution of 66.9% of the new common stock of the emerged entity.

(d) The PBGC will receive a cash payment of $2.5 and 10.8% of the new common stock of the emerged entity in respect of its claims against KACOCL. In addition, as described in (f) below, the PBGC will receive shares of new common stock based on its direct claims against the Remaining Debtors (other than KACOCL) and its participation, indirectly through the KAAC/KFC Plan in claims of KFC against KACC, which the Company currently estimates will result in the PBGC receiving an additional 5.4% of the new common stock of the emerged entity (bringing the PBGC’s total ownership percentage of the new entity to approximately 16.2%). The $2.5 cash payment discussed above is in addition to the cash amounts the Company has already paid the PBGC (see Note 9) and that the PBGC has received and will receive from the Liquidating Subsidiaries under the Liquidating Plans.

(e) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) the new common stock of the emerged entity to be issued as per (f) below in respect of approximately $830.0 of intercompany claims of KFC against KACC that are to be assigned to the trust, which the Company currently estimates will entitle the trusts to receive approximately 6.4% of the new common stock of the emerged entity.

(f) Other pre-petition general unsecured claims against the Remaining Debtors (other than KACOCL) are entitled to receive approximately 22.3% of the new common stock of the emerging entity in the proportion that their allowed claim bears to the total amount of allowed claims. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC (other than the PBGC’s claim against KACOCL), (ii) the approximate $830.0 of intercompany claims that will be assigned to the personal injury trust(s) referred to in (e) above, and (iii) all unsecured trade and other general unsecured claims, including approximately $276.0 of intercompany claims of KFC against KACC. However, holders of general unsecured claims not exceeding a specified small amount will receive a cash payment equal to approximately 2.9% of their agreed claim value in lieu of new common stock. In accordance with the contractual subordination provisions of the indenture governing the Sub Notes and terms of the settlement between the holders of the Senior Notes and the holders of the Revenue Bonds, the new common stock or cash that would otherwise be distributed to the holders of the Sub Notes in respect of their claims against the Debtors would instead be distributed to holders of the Senior Notes and the Revenue Bonds on a pro rata basis based on the relative allowed amounts of their claims.

The Kaiser Aluminum Amended Plan was accepted by all classes of creditors entitled to vote on it and the Kaiser Aluminum Amended Plan was confirmed by the Court on February 6, 2006. The confirmation order remains subject to motions for review and appeals filed by certain of KACC’s insurers and must still be adopted or affirmed by the United States District Court. Other significant conditions to emergence include completion of the Company’s

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exit financing, listing of the new common stock on the NASDAQ stock market and formation of certain trusts for the benefit of different groups of torts claimants. As provided in the Kaiser Aluminum Amended Plan, once the Court’s confirmation order is adopted or affirmed by the United States District Court, even if the affirmation order is appealed, the Company can proceed to emerge if the United States District Court does not stay its order adopting or affirming the confirmation order and the key constituents in the Chapter 11 proceedings agree. Assuming the United States District Court adopts or affirms the confirmation order, the Company believes that it is possible that it will emerge before May 11, 2006. No assurances can be given that the Court’s confirmation order will ultimately be adopted or affirmed by the United States District Court or that the transactions contemplated by the Kaiser Aluminum Amended Plan will ultimately be consummated.

At emergence from Chapter 11, the Reorganizing Debtors will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). The Company currently estimates that its Exit Costs will be in the range of $45.0 to $60.0. The Company currently expects to fund such Exit Costs using existing cash resources and borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 7). If funding from existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurance can be given in this regard.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information.  Under SOP 90-7 disclosures are required to distinguish the balance sheet, income statement and cash flows amounts in the consolidated financial statements between Debtors and non-Debtors. The vast majority of financial information included in the consolidated financial statements relates to Debtors. Condensed combined financial information of the non-debtor subsidiaries included in the consolidated financial statements is set forth below.

Condensed Consolidating Balance Sheets
December 31, 2005 and 2004

	2005	2004

Current assets	$2.3	$2.1
Intercompany receivables (payables), net(1)	4.0	4.5

	$6.3	$6.6

Liabilities not subject to compromise —
Current liabilities	$3.9	$3.2
Long-term liabilities	1.4	1.2
Stockholders’ equity (deficit)(1)	1.0	2.2

	$6.3	$6.6

(1)	Intercompany receivables (payables), net and stockholders’ equity (deficit) amounts are eliminated in consolidation.

Condensed Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

Costs and expenses —
Operating costs and expenses	$1.5	$.5	$.7

Operating loss	(1.5)	(.5)	(.7)
All other income (expense), net	.4	.6	.2
Income tax and minority interests	—	—	.1
Equity in income of subsidiaries	—	—	—

Income (loss) from continuing operations	(1.1)	.1	(.4)
Discontinued operations(1)	—	(58.1)	(32.0)

Net loss	$(1.1)	$(58.0)	$(32.4)

(1)	Non-debtor subsidiary activity in 2005 was nominal. In 2004 and 2003, the combined non-debtor subsidiary financial information included amounts attributed to Valco Aluminum Company Limited (“Valco”) and Alpart that were sold in 2004 (see Note 3).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

Net cash provided (used) by:
Operating activities —
Continuing operations	$(.3)	$(.2)	$(.7)
Discontinued operations(1)	—	18.0	27.3

	(.3)	17.8	26.6

Investing activities —
Continuing operations	—	—	—
Discontinued operations(1)	—	(2.9)	(26.5)

	—	(2.9)	(26.5)

Financing activities —
Continuing operations	—	—	—
Discontinued operations(1)	—	(14.6)	—

	—	(14.6)

Net decrease in cash and cash equivalents	(.3)	.3	.1
Cash and cash equivalents, beginning of period	.4	.1	—

Cash and cash equivalents, end of period	$.1	$.4	$.1

(1)	Non-debtor subsidiary activity in 2005 was nominal. In 2004 and 2003, the combined non-debtor subsidiary financial information included amounts attributed to Valco Aluminum Company Limited (“Valco”) and Alpart that were sold in 2004 (see Note 3).

Classification of Liabilities as “Liabilities Not Subject to Compromise” Versus “Liabilities Subject to Compromise.”  Liabilities not subject to compromise include: (1) liabilities incurred after the Filing Date of the Cases; (2) pre-Filing Date liabilities that the Reorganizing Debtors expect to pay in full, including priority tax and employee claims and certain environmental liabilities, even though certain of these amounts may not be paid until a plan of reorganization is approved; and (3) pre-Filing Date liabilities that have been approved for payment by the Court and that the Reorganizing Debtors expect to pay (in advance of a plan of reorganization) over the next twelve-month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreement, and certain postretirement medical and other costs associated with retirees.

Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Reorganizing Debtors. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimates of known or probable pre-Filing Date claims that are likely to be resolved in connection with the Cases. Such claims remain subject to future adjustments. Further, it is expected that pursuant to the Kaiser Aluminum Amended Plan, substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity interests of the Company’s stockholders will be cancelled without consideration.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts subject to compromise at December 31, 2005 and 2004 consisted of the following items:

	December 31,
	2005	2004

Accrued postretirement medical obligation (Note 9)	$1,017.0	$1,042.1
Accrued asbestos and certain other personal injury liabilities (Note 11)	1,115.0	1,115.0
Assigned intercompany claims for benefit of certain creditors (see Reorganization Items below)	1,131.5	—
Debt (Note 7)	847.6	847.6
Accrued pension benefits (Note 9)	626.2	625.7
Unfair labor practice settlement (Note 11)	175.0	175.0
Accounts payable	29.8	29.8
Accrued interest	44.7	47.5
Accrued environmental liabilities (Note 11)	30.7	30.6
Other accrued liabilities	37.2	41.6
Proceeds from sale of commodity interests	(654.6)	—

	$4,400.1	$3,954.9

(1)	Other accrued liabilities include hearing loss claims of $15.8 at December 31, 2005 and 2004 (see Note 11).

(2)	The above amounts exclude $68.5 at December 31, 2005 and $26.4 at December 31, 2004 of liabilities subject to compromise related to discontinued operations. The increase between 2004 and 2005 primarily relates to a $42.1 claim settlement in the fourth quarter of 2005 (see Note 3). The balance of the amounts at December 31, 2005 and 2004 were primarily accounts payable.

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

Reorganization Items.  Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the years ended December 31, 2005, 2004 and 2003, reorganization items were as follows:

	Years Ended December 31,
	2005	2004	2003

Professional fees	$35.2	$39.0	$27.5
Interest income	(2.1)	(.8)	(.8)
Assigned intercompany claims for benefit of certain creditors	1,131.5	—	—
Other	(2.5)	.8	.3

	$1,162.1	$39.0	$27.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed above, pursuant to the Kaiser Aluminum Amended Plan for purposes of determining distributions under the Kaiser Aluminum Amendment Plan, the value associated with an intercompany note payable by KACC to KFC of approximately $1,131.5 will be treated as being for the benefit of certain creditor constituents (see (e) and (f) above). Prior to the implementation of the Liquidating Plans, the intercompany note payable between KACC and KFC eliminated in consolidation. However, since the Liquidating Plans were implemented in December 2005, the value associated with the intercompany note payable is now treated in the accompanying consolidated financial statements as of and for the year ended December 31, 2005 as a third party obligation. As such, the Company recorded a Reorganization charge associated with implementation of the Liquidating Plans of $1,131.5 in the fourth quarter of 2005 and an increase in Liabilities subject to compromise.

2.  Summary of Significant Accounting Policies

Going Concern.  The consolidated financial statements of the Company have been prepared on a “going concern” basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the consolidated financial statements do not include all of the necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (c) the effect of any changes which may be made in connection with the Reorganizing Debtors’ capitalizations or operations as a result of the Kaiser Aluminum Amended Plan. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

Additionally, as discussed above (see Financial Statement Presentation), the Company believes that it would, upon emergence, apply fresh start accounting to its consolidated financial statements which would also adversely impact the comparability of the December 31, 2005 financial statements to the financial statements of the entity upon emergence.

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

Recognition of Sales.  Sales are recognized when title, ownership and risk of loss pass to the buyer. A provision for estimated sales returns and allowances from customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.

Earnings per Share.  Basic earnings per share is computed by dividing the weighted average number of common shares outstanding during the period, including the weighted average impact of the shares of common stock issued during the year from the date(s) of issuance. However, earnings per share may not be meaningful, because as a part of a plan of reorganization for the Company, it is likely that the equity interests of the Company’s

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing stockholders are expected to be cancelled without consideration pursuant to the Kaiser Aluminum Amended Plan.

Cash and Cash Equivalents.  The Company considers only those short-term, highly liquid investments with original maturities of 90 days or less when purchased to be cash equivalents.

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

	December 31,
	2005	2004

Fabricated products —
Finished products	$34.7	$23.3
Work in process	43.1	42.2
Raw materials	26.3	27.9
Operating, repairs and maintenance parts	11.1	11.8

	115.2	105.2
Commodities — Primary aluminum	.1	.1

	$115.3	$105.3

The above table excludes commodities inventories related to discontinued operations of $8.8 in 2004 and $113.7 in 2003. Inventories related to discontinued operations in 2004 were reduced by a net charge of $1.2 to write down certain alumina inventories to their estimated net realizable value as a result of the Company’s sale of its interests in and related to Valco (Note 5).

Inventories were reduced by LIFO inventory charges of $9.3, $12.1, and $3.2 during the years ended December 31, 2005, 2004 and 2003, respectively. These amounts exclude LIFO inventory charges related to discontinued operations of $1.6 in 2004 and $3.4 in 2003.

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

Stock-Based Compensation.  The Company applies the intrinsic value method to account for a stock-based compensation plan whereby compensation cost is recognized only to the extent that the quoted market price of the stock at the measurement date exceeds the amount an employee must pay to acquire the stock. No compensation cost has been recognized for this plan as the exercise price of the stock options granted in 2001 were at or above the market price. No stock options have been granted since 2001. The pro forma after-tax effect of the estimated fair value of the grants would have had no effect on the net loss in 2005 and would have increased the net loss in 2004 and 2003 by $.3 and $.4, respectively. The pro forma after tax effect of the estimated fair value of the grants would have resulted in no change in the basic/diluted income (loss) per share for 2005, 2004, and 2003. The fair value of the 2001 stock option grants were estimated using a Black-Scholes option pricing model.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma effect of the estimated value of stock options may not be meaningful, because as a part of a plan of reorganization for the Company, it is likely the equity interests of the holders of outstanding options are expected to be cancelled without consideration pursuant to the Kaiser Aluminum Amended Plan.

Other Income (Expense).  Amounts included in Other income (expense) in 2005, 2004 and 2003, other than interest expense and reorganization items, included the following pre-tax gains (losses):

	Year Ended December 31,
	2005	2004	2003

Gains on sale of real estate and miscellaneous equipment associated with properties with no operations (Note 5)	$—	$1.8	$—
Settlement of outstanding obligations of former affiliate	—	6.3	—
Asbestos and personal injury-related charges (Note 11)	—	(1.0)	—
Adjustment to environmental liabilities (Note 11)	—	(1.4)	(7.5)
All other, net	(2.4)	(1.5)	2.3

	$(2.4)	$4.2	$(5.2)

The above table excludes pre-tax gains (losses), net related to discontinued operations of $(.1) in 2005, $1.0 in 2004, and $(1.3) in 2003.

Deferred Financing Costs.  Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense. As a result of the Cases, the unamortized portion of the deferred financing costs related to the Debtors’ unsecured debt was expensed on the Filing Date (see Note 1).

Goodwill.  The Company reviews goodwill for impairment at least annually in the fourth quarter of each year. As of December 31, 2005, goodwill (related to the Fabricated products business unit) was approximately $11.4. With the allocation of the reorganization value to the individual assets and liabilities (see Note 1), it is possible that the goodwill amount will change.

Foreign Currency.  The Company uses the United States dollar as the functional currency for its foreign operations.

Derivative Financial Instruments.  Hedging transactions using derivative financial instruments are primarily designed to mitigate KACC’s exposure to changes in prices for certain of the products which KACC sells and consumes and, to a lesser extent, to mitigate KACC’s exposure to changes in foreign currency exchange rates. KACC does not utilize derivative financial instruments for trading or other speculative purposes. KACC’s derivative activities are initiated within guidelines established by management and approved by KACC’s board of directors. Hedging transactions are executed centrally on behalf of all of KACC’s business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

The Company recognizes all derivative instruments as assets or liabilities in the balance sheet and measures those instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 12). Changes in the market value of the Company’s open hedging positions resulting from the mark-to-market process represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. These changes are recorded as an increase or reduction in stockholders’ equity through either other comprehensive income (“OCI”) or net income, depending on the facts and circumstances with respect to the hedge and its documentation. If the derivative transaction qualifies for hedge (deferral) treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the changes are recorded initially in OCI. Such changes reverse out of OCI (offset by any fluctuations in other “open” positions) and are recorded in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net income (included in Net sales or Cost of products sold, as applicable) when the subsequent physical transactions occur. To the extent that derivative transactions do not qualify for hedge accounting treatment, the changes in market value are recorded in net income. In order to qualify for hedge accounting treatment, the derivative transaction must meet criteria established by SFAS No. 133. Even if the derivative transaction meets the SFAS No. 133 criteria, the Company must also comply with a number of highly complex documentation requirements, which, if not met, result in the derivative transaction being precluded from being treated as a hedge (i.e. it must then be marked-to-market) unless and until such documentation is modified and determined to be in accordance with SFAS No. 133. Additionally, if the level of physical transactions ever falls below the net exposure hedged, “hedge” accounting must be terminated for such “excess” hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in OCI.

As more fully discussed in Note 16, in connection with the Company’s preparation of its December 31, 2005 financial statements, the Company concluded that its derivative financial instruments did not meet certain specific derivative criteria in SFAS No. 133 and, as such, the Company has restated its prior quarter results and has marked all of its derivatives to market in 2005. The change in accounting for derivative contracts was related to the form of the Company’s documentation in respect of derivatives contracts it enters into to reduce exposures to changes in prices for primary aluminum and energy and in respect of foreign exchange rates. The Company determined that its hedging documentation did not meet the strict documentation standards established by SFAS No. 133. More specifically, the Company’s documentation did not comply with the SFAS No. 133 was in respect to the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transaction to which they relate. The Company had documented that the derivatives it was using would qualify for the “short cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction. As a result, under SFAS No. 133, the Company “de-designated” its open derivative transactions and reflected fluctuations in the market value of such derivative transactions in its results each period rather than deferring the effects until the forecasted transaction (to which the hedges relate) occur. The effect on the first three quarters of 2005 as a result of marking the derivatives to market each quarter rather than deferring gains/losses was to increase Cost of products sold and decrease Operating income by $2.0, $1.5 and $1.0, respectively.

The rules provide that, once de-designation has occurred, the Company can modify its documentation and re-designate the derivative transactions as “hedges” and, if appropriately documented, re-qualify the transactions for prospectively deferring changes in market fluctuations after such corrections are made. The Company is working to modify its documentation and to re-qualify open and post 2005 hedging transactions for treatment as hedges beginning in the second quarter of 2006. However, no assurances can be provided in this regard.

In general, material fluctuations in OCI and Stockholders’ equity will occur in periods of price volatility, despite the fact that the Company’s cash flow and earnings will be “fixed” to the extent hedged. This result is contrary to the intent of the Company’s hedging program, which is to “lock-in” a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility.

Fair Value of Financial Instruments.  Given the fact that the fair value of substantially all of the Company’s outstanding indebtedness will be determined as part of the plan of reorganization, it is impracticable and inappropriate to estimate the fair value of these financial instruments at December 31, 2005 and 2004.

Asset Retirement Obligations.  Effective December 31, 2005, the Company adopted FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”) retroactive to the beginning of 2005. Pursuant to SFAS No. 143 and FIN 47, companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current year using a credit adjusted risk free rate. Under the guidelines clarified in FIN 47, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO may/will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. The Company has evaluated FIN 47 and determined that it has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, consistent with the guidelines of FIN 47, the retroactive application of FIN 47 resulted in the Company recognizing the following in the fourth quarter of 2005: (i) a charge of approximately $2.0 reflecting the cumulative earnings impact of adopting FIN 47 (set out separately on the statement of operations), (ii) an increase in Property, plant and equipment of $.5 and (iii) offsetting the amounts in (i) and (ii), an increase in Long term liabilities of approximately $2.5. In addition, pursuant to FIN 47 there was an immaterial amount of incremental depreciation provision recorded (in Depreciation and amortization) for the year ended December 31, 2005 as a result of the retroactive increase in Property, plant and equipment (discussed in (ii) above) and there was an incremental $.2 of non-cash charges (in Cost of products sold) to reflect the accretion of the liability recognized at January 1, 2005 (discussed in (iii) above) to the estimated fair value of the CARO at December 31. 2005 ($2.7). Had the cumulative effect of FIN 47 been retrospectively applied, Long term liabilities as of December 31, 2004, 2003 and 2002 would have been increased by $2.5, $2.3 and $2.2, respectively, Loss from continuing operations and Net loss for 2004 and 2003 each would have been increased by $.2 and $.2, respectively, and the related Earnings (loss) per share amounts for 2004 and 2003 would not have changed.

For purposes of the Company’s fair value estimates it used a credit adjusted risk free rate of 7.5%.

Also see Note 4 for a discussion of the recording of a CARO at Anglesey.

New Accounting Pronouncements.  Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123-R”) was issued in December 2004 and replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In general terms, SFAS No. 123-R eliminates the intrinsic value method of accounting for employee stock options and requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the award will be recognized as an expense over the period that the employee provides service for the award. The Company is required to adopt SFAS No. 123-R on January 1, 2006. The adoption of SFAS No. 123-R will have no material impact on the existing Company’s financial statements as all of the Company’s outstanding options are fully vested. However, the adoption of SFAS No. 123-R could have a material impact on the financial statements of the emerging entity depending on the nature of any share based payments that may be granted after the Company emergence from Chapter 11.

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

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”) was issued in May 2005 and replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”) and Statement of Financial Accounting Standards No. 3, Reporting Changes in Interim

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle and carries forward without changing the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements. In general terms, SFAS No. 154 requires the retrospective application to prior periods’ financial statements of a change in an accounting principle. This contrasts with APB No. 20 which required that a change in an accounting principle be recognized in the period the change was adopted by including in net income the cumulative effect of adopting the new accounting principle. SFAS No. 154 is effective for all financial statements beginning January 1, 2006 and applies to all accounting changes and corrections of errors made after such effective dates. The adoption of SFAS No. 154 is not currently expected to have a material impact on the Company’s financial statements.

Reclassifications.  Certain prior years’ amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentations. The reclassifications had no impact on prior years’ reported net losses.

3.  Discontinued Operations

As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Notes 1 and 5, the Company completed the sale of its interests in and related to Alpart, KACC’s Gramercy, Louisiana alumina refinery (“Gramercy”), Kaiser Jamaica Bauxite Company (“KJBC”), Valco, and the Mead facility and certain related property (the “Mead Facility”) in 2004 and the sale of its interests in and related to QAL in 2005. All of the foregoing commodity assets are collectively referred to as the “Commodity Interests”. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Commodity Interests have been reported as discontinued operations in the accompanying financial statements.

Under SFAS No. 144, only those assets, liabilities and operating results that are being sold/discontinued are treated as “discontinued operations”. In the case of the sale of Gramercy/KJBC and the Mead Facility, the buyers did not assume such items as accrued workers compensation, pension or postretirement benefit obligations in respect of the former employees of these facilities. As discussed more fully in Note 1, the Company expects that retained obligations will generally be resolved pursuant to the Kaiser Aluminum Amended Plan. As such, the balances related to such obligations are still included in the consolidated financial statements. Because the Company owned a 65% interest in Alpart, Alpart’s balances and results of operations were fully consolidated into the Company’s consolidated financial statements. Accordingly, the amounts reflected below for Alpart include the 35% interest in Alpart owned by Hydro Aluminium as. (“Hydro”). Hydro’s share of the net investment in Alpart is reflected as a minority interest.

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

The carrying amounts of the assets and liabilities in respect of the Company’s interest in and related to the sold Commodity Interests as of December 31, 2005 and 2004 are included in the accompanying Consolidated Balance Sheets for the years ended December 31, 2005 and 2004. Income statement information in respect of the Company’s

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in and related to the sold Commodity Interests for the years ended December 31, 2005, 2004 and 2003 included in income (loss) from discontinued operations was as follows:

	2005			2004			2003
		Primary			Primary			Primary
	Alumina	Aluminum		Alumina	Aluminum		Alumina	Aluminum
	Interests	Interests	Total	Interests	Interests	Total	Interests	Interests	Total

Net sales	$42.9	$—	$42.9	$546.0	$.2	$546.2	$637.9	$26.8	$664.7
Operating income (loss)	(20.7)	.7	(20.0)	53.6	(59.8)	(6.2)	(450.1)	(58.2)	(508.3)
Gain on sale of commodity interests	366.2	—	366.2	103.2	23.4	126.6	—	—	—
Income (loss) before income taxes and minority interests —	363.4	.7	364.1	158.2	(35.7)	122.5	(453.7)	(57.5)	(511.2)
Net income (loss)	363.0	.7	363.7	142.7	(21.4)	121.3	(459.9)	(54.8)	(514.7)

(1)	Alumina interests for the year ended December 31, 2003 include Gramercy/KJBC impairment charges of $368.0 (see Note 5).

(2)	Primary aluminum interests for the year ended December 31, 2004 includes impairment charges of $33.0 (Valco — Notes 2 and 5).

(3)	Alumina interests for the year ended December 31, 2005 includes a KBC bauxite supply agreement rejection charge of $42.1 (see below).

As previously disclosed during the fourth quarter of 2005, the UCC negotiated a settlement with a third party that had asserted an approximate $67.0 claim for damages against KBC for rejection of a bauxite supply agreement. Pursuant to the settlement, among other things, the Company agreed to (a) allow the third party an unsecured pre-petition claim in the amount of $42.1, (b) substantively consolidate KBC with certain of the other debtors solely for the purpose of treating that claim, and any other pre-petition claim of KBC, under the Kaiser Aluminum Amended Plan and (c) modify the Kaiser Aluminum Amended Plan to implement the settlement. In consideration of the settlement, the third party, among other things, agreed to not object to the Kaiser Aluminum Amended Plan. The settlement was approved by the Court in January 2006 and the Company recorded a charge of $42.1 in the fourth quarter of 2005 in Discontinued operations and reflected an increase in Discontinued operations liabilities subject to compromise by the same amount.

In connection with its investment in QAL, KACC had entered into several financial commitments consisting of long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. Under the agreements, KACC was unconditionally obligated to pay its proportional share (20%) of debt, operating costs, and certain other costs of QAL.

KACC’s share of payments, including operating costs and certain other expenses under the agreements, generally ranged between $70.0-$100.0 in 2004 and 2003. The Company’s interests in and related to QAL was sold as of April 1, 2005 (see Note 5). In connection with the QAL sale, KACC’s obligations in respect of its share of QAL’s debt were assumed by the buyer.

Contributions to foreign pension plans included in discontinued operations were approximately $12.0 during 2004, including approximately $10.0 of end of service payments in respect of Valco employees. Contributions to foreign pension plans included in discontinued operations in 2003 was approximately $9.0.

During March 2006, the Company received a $7.5 payment from an insurer in settlement of certain residual claims the Company had in respect of the 2000 incident at its Gramercy, Louisiana alumina refinery (which was sold in 2004). This amount is expected to be included in Discontinued operations income during the first quarter of 2006.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Investment In and Advances To Unconsolidated Affiliate

Summary financial information is provided below for Anglesey, a 49.0% owned unconsolidated aluminum investment, which owns an aluminum smelter at Holyhead, Wales. The agreement under which Anglesey receives power expires in September 2009 and the nuclear facility which supplies such power is scheduled to cease operations shortly thereafter. No assurance can be given that Anglesey will be able to obtain sufficient power to sustain its operations on reasonably acceptable terms thereafter. The Company is responsible for selling Anglesey’s alumina in respect of its ownership percentage. Such alumina is purchased under a long-term contract with the former Alpart facility at prices that are tied to primary aluminum prices.

Summary of Financial Position

	December 31,
	2005	2004

Current assets	$69.9	$50.7
Non-current assets (primarily property, plant, and equipment, net)	52.9	36.3

Total assets	$122.8	$87.0

Current liabilities	$36.1	$15.6
Long-term liabilities	50.1	21.6
Stockholders’ equity	36.6	49.8

Total liabilities and stockholders’ equity	$122.8	$87.0

Summary of Operations

	Year Ended December 31,
	2005	2004	2003

Net sales	$266.2	$249.2	$205.5
Costs and expenses	(243.9)	(223.1)	(196.5)
Provision for income taxes	(6.7)	(7.4)	(2.6)

Net income	$15.6	$18.7	$6.4

Company’s equity in income	$4.8	$8.2	$3.3

Dividends received	$9.0	$4.5	$4.3

The Company’s equity in income differs from the summary net income due to equity method accounting adjustments and applying US generally accepted accounting principles (“GAAP”). At year-end 2005, Anglesey recorded a CARO liability of approximately $15.0 in its financial statements. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with US GAAP treatment. The Company determined that application of US GAAP would have resulted in (a) a non-cash cumulative adjustment of $2.7 reducing the Company’s investment retroactive to the beginning of 2005 and (b) a decrease in the Company’s share of Anglesey’s earnings totaling approximately $.1 for 2005 (representing additional depreciation, accretion and foreign exchange charges). Had US GAAP principles been applied to prior years, the pro forma effects would have been as follows: (a) the Company’s investment in Anglesey as of December 31, 2004, 2003 and 2002 would have been reduced by $.8, $.8 and $.7, respectively, in respect of the additional CARO liability, and (b) the Company’s share of Anglesey’s earnings for 2004 and 2003 each would have been decreased by $.8 (in respect of the incremental depreciation, accretion and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign exchange). However, had these affects been retroactively applied, the related Earnings (loss) per share amounts for 2004 and 2003 would not have changed.

For purposes of the Company’s fair value estimates, it used a credit adjusted risk free rate of 7.5%.

At December 31, 2005 and 2004, KACC’s net receivables from Anglesey were none and $8.0, respectively.

The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold. The Company and Anglesey have interrelated operations. KACC provided Anglesey with management services during 2004 and 2003. Significant activities with Anglesey include the acquisition and processing of alumina into primary aluminum. Purchases from Anglesey were $150.4, $120.9 and $100.0, in the years ended December 31, 2005, 2004 and 2003, respectively. Sales to Anglesey were $35.1, $23.7, and $32.9, in the years ended December 31, 2005, 2004 and 2003, respectively.

5.  Property, Plant, and Equipment

The major classes of property, plant, and equipment, after deducting property, plant and equipment, net related to discontinued operations, are as follows:

	December 31,
	2005	2004

Land and improvements	$7.7	$8.2
Buildings	62.4	63.8
Machinery and equipment	460.4	459.8
Construction in progress	25.0	6.1

	555.5	537.9
Accumulated depreciation	(332.1)	(323.3)

Property, plant, and equipment, net	$223.4	$214.6

During the period from 2003 to 2005, the Company completed several dispositions which are discussed below:

2005 —

•	In April 2005, the Company completed the sale of its interests in and related to QAL. Net cash proceeds from the sale total approximately $401.4. The buyer also assumed KACC’s obligations in respect of approximately $60.0 of QAL debt (see Note 4). In connection with the completion of the sale, the Company also paid a termination fee of $11.0. After considering transaction costs (including the termination fee and a $7.7 deferred charge associated with a back-up bid fee), the transaction resulted in a gain, net of estimated income tax of $7.9, of approximately $366.2. As described in Note 1, a substantial majority of the proceeds from the sale of the Company’s interests in and related to QAL were held in escrow for the benefit of KAAC’s creditors until the KAAC/KFC Plan was confirmed by the Court (see Note 1) and became effective. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to QAL have been reported as discontinued operations in the accompanying financial statements (see Note 3).

2004 —

•	On July 1, 2004, with Court approval, the Company completed the sale of its interests in and related to Alpart for a base purchase price of $295.0 plus certain adjustments of approximately $20.0. The transaction resulted in a gross sales price of approximately $315.0, subject to certain post-closing adjustments, and a pre-tax gain

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $101.6. Offsetting the cash proceeds were approximately $14.5 of payments made by KACC to fund the prepayment of KACC’s share of the Alpart-related debt (see Note 7) and $3.3 of transaction-related costs. The balance of the proceeds were held in escrow primarily for the benefit of certain creditors as provided in the AJC and KJC joint plan of liquidation (the “AJC/KJC Plan”). In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests and related to Alpart have been reported as discontinued operations in the accompanying financial statements (see Note 3). A net benefit of approximately $1.6 was recorded in December 2004 in respect of the Alpart-related purchase price adjustments. Such amounts were collected during the second quarter of 2005.

•	In May 2004, the Company entered into an agreement to sell its interests in and related to the Gramercy facility and KJBC. The sale closed on October 1, 2004 with Court approval. Net proceeds from the sale were approximately $23.0, subject to various closing and post closing adjustments. Such adjustments were insignificant. The transaction was completed at an amount approximating its remaining book value (after impairment charges). A substantial portion of the proceeds were used to satisfy transaction related costs and obligations. As previously reported, the Company had determined that the fair values of its interests in and related to Gramercy/KJBC was below the carrying values of the assets because all offers that had been received for such assets were substantially below the carrying values of the assets. Accordingly, in the fourth quarter of 2003, KACC adjusted the carrying value of its interests in and related to Gramercy/KJBC to the estimated fair value, which resulted in a non-cash impairment charge of approximately $368.0 (which amount was reflected in discontinued operations — see Note 3). In accordance with SFAS No. 144, the Company’s interests in and related to the Gramercy facility and KJBC have been reported as discontinued operations in the accompanying financial statements (see Note 3).

•	During 2003, the Company and Valco participated in extensive negotiations with the Government of Ghana (“GoG”) and the Volta River Authority (“VRA”) regarding Valco’s power situation and other matters. Such negotiations did not result in a resolution of such matters. However, as an outgrowth of such negotiations, the Company and the GoG entered into a Memorandum of Understanding (“MOU”) in December 2003 pursuant to which KACC would sell its 90% interest in and related to Valco to the GoG. The Company collected $5.0 pursuant to the MOU. However, a new financial agreement was reached in May 2004 and the MOU was amended. Under the revised financial terms, the Company was to retain the $5.0 already paid by the GoG and $13.0 more was to be paid by the GoG as full and final consideration for the transaction at closing. The Company also agreed to fund certain end of service benefits of Valco employees (estimated to be approximately $9.8) which the GoG was to assume under the original MOU. The agreement was approved by the Court on September 29, 2004. The sale closed on October 29, 2004. As the revised purchase price under the amended MOU was well below the Company’s recorded value for Valco, the Company recorded a non-cash impairment charge of $31.8 in its first quarter 2004 financial statements to reduce the carrying value of its interests in and related to Valco at March 31, 2004 to the amount of the expected proceeds (which amount was reflected in discontinued operations — see Note 3). As a result, at closing there was no material gain or loss on disposition. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to Valco have been reported as discontinued operations in the accompanying financial statements (see Note 3).

•	In June 2004, with Court approval, the Company completed the sale of the Mead Facility for approximately $7.4 plus assumption of certain site-related liabilities. The sale resulted in net proceeds of approximately $6.2 and a pre-tax gain of approximately $23.4. The pre-tax gain includes the impact from the sale of certain non-operating land in the first quarter of 2004 that was adjacent to the Mead Facility. The pre-tax gain on the sale of this property had been deferred pending the finalization of the sale of the Mead Facility and transfer of the site-related liabilities. Proceeds from the sale of the Mead Facility totaling $4.0 were held in escrow as Restricted proceeds from sale of commodity interests until the value of the secured claim of the holders of the 7.6% solid waste disposal revenue bonds was determined by the Court (see Note 7). In accordance with

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 144, the assets, liabilities and operating results of the Mead Facility have been reported as discontinued operations in the accompanying financial statements (see Note 3).

•	In the ordinary course of business, KACC sold non-operating real estate and certain miscellaneous equipment for total proceeds of approximately $1.9. These transactions resulted in pre-tax gains of $1.8 (included in Other income (expense) — see Note 2).

2003 —

•	In January 2003, the Court approved the sale of the Tacoma facility to the Port of Tacoma (the “Port”). Gross proceeds from the sale, before considering approximately $4.0 of proceeds being held in escrow pending the resolution of certain environmental and other issues, were approximately $12.1. The Port also agreed to assume the on-site environmental remediation obligations. The sale closed in February 2003. The sale resulted in a pre-tax gain of approximately $9.5 (which amount was reflected in Other operating charges (benefits), net — see Note 6). The operating results of the Tacoma facility for 2004, 2003 and 2002 have not been reported as discontinued operations in the accompanying Statements of Consolidated Income (Loss) because such amounts were not material.

•	KACC had a long-term liability, net of estimated subleases income, on an office complex in Oakland, California, in which KACC had not maintained offices for a number of years, but for which it was responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. The Company also held an investment in certain notes issued by the owners of the building (which were included in Other assets). In October 2002, the Company entered into a contract to sell its interests and obligations in the office complex. As the contract amount was less than the asset’s net carrying value (included in Other assets), the Company recorded a non-cash impairment charge in 2002 of approximately $20.0 (which amount was reflected in Other operating charges (benefits), net — see Note 6). The sale was approved by the Court in February 2003 and closed in March 2003. Net cash proceeds were approximately $61.1.

•	In July 2003, with Court approval, the Company sold certain equipment at the Spokane, Washington facility that was no longer required as a part of past product rationalizations. Proceeds from the sale were approximately $7.0, resulting in a net gain of approximately $5.0 after considering sale related costs. The gain on the sale of this equipment has been netted against additional impairment charges of approximately $1.1 associated with equipment to be abandoned or otherwise disposed of primarily as a result of product rationalizations (which amounts were reflected in Other operating charges (benefits), net — see Note 6). The equipment that was sold in July 2003 had been previously impaired to a zero basis. The impairment was based on information available at that time and the expectation that proceeds from the eventual sale of the equipment would be fully offset by sale related costs to be borne by the Company.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Other Operating Charges, Net

The income (loss) impact associated with other operating charges, net, after deducting other operating charges, net related to discontinued operations, for 2005, 2004 and 2003, was as follows:

	Year Ended December 31,
	2005	2004	2003

Charges associated with 2004 portion of deferred contribution plans implemented in 2005 (Note 9) —
Fabricated Products	$(6.3)	$—	$—
Corporate	(.5)	—	—
Pension charge related to terminated pension plans — Corporate (Note 9)	—	(310.0)	(121.2)
Charge related to settlement with United Steelworkers of America unfair labor practice allegations — Corporate (Note 11)	—	(175.0)	—
Settlement charge related to termination of Post-retirement medical benefits plans — Corporate (Note 9)	—	(312.5)	—
Restructured transmission service agreement — Primary Aluminum (Note 14)	—	—	(3.2)
Environmental multi-site settlement — Corporate (Note 11)	—	—	(15.7)
Hearing loss claims — Corporate (Note 11)	—	—	(15.8)
Gain on sale of Tacoma facility — Primary Aluminum (Note 5)	—	—	9.5
Gain on sale of equipment, net — Fabricated Products (Note 5)	—	—	3.9
Other	(1.2)	4.3	.9

	$(8.0)	$(793.2)	$(141.6)

The above table excludes other operating charges, net related to discontinued operations of $95.2 in 2004 and $(369.4) in 2003.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Long-Term Debt

Long-term debt, after deducting debt related to discontinued operations, consists of the following:

	December 31,
	2005	2004

Secured:
Post-Petition Credit Agreement	$—	$—
7.6% Solid Waste Disposal Revenue Bonds due 2027	—	1.6
Other borrowings (fixed rate)	2.3	2.4
Unsecured or Undersecured:
9 7/8% Senior Notes due 2002, net	172.8	172.8
10 7/8% Senior Notes due 2006, net	225.0	225.0
12 3/4% Senior Subordinated Notes due 2003	400.0	400.0
7.6% Solid Waste Disposal Revenue Bonds due 2027	17.4	17.4
Other borrowings (fixed and variable rates)	32.4	32.4

Total	849.9	851.6
Less — Current portion	(1.1)	(1.2)
Pre-Filing Date claims included in subject to compromise (i.e. unsecured debt) (Note 1)	(847.6)	(847.6)

Long-term debt	$1.2	$2.8

On February 11, 2005, the Company and KACC entered into a new financing agreement with a group of lenders under which the Company was provided with a replacement for the existing post-petition credit facility and a commitment for a multi-year exit financing arrangement upon the Debtors’ emergence from the Chapter 11 proceedings. The new financing agreement:

•	Replaced the existing post-petition credit facility with a new $200.0 post-petition credit facility (the “DIP Facility”) and

•	Included a commitment, upon the Debtors’ emergence from the Chapter 11 proceedings, for exit financing in the form of a $200.0 revolving credit facility (the “Revolving Credit Facility”) and a fully drawn term loan (the “Term Loan”) of up to $50.0 (collectively referred to as “Exit Financing”).

On February 1, 2006, the Court approved an amendment to the DIP Facility to extend its expiration date through the earlier of May 11, 2006, the effective date of a plan of reorganization or voluntary termination by the Company. In addition, the Court approved an extension of the cancelation date of the lenders’ commitment for the Exit Financing to May 11, 2006. Under the DIP Facility, which provides for a secured, revolving line of credit, the Company, KACC and certain subsidiaries of KACC are able to borrow amounts by means of revolving credit advances and to have issued letters of credit (up to $60.0) in an aggregate amount equal to the lesser of $200.0 or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, as defined in the DIP Facility agreement. This amount available under the DIP Facility will be reduced by $20.0 if net borrowing availability falls below $40.0. Interest on any outstanding borrowings will bear a spread over either a base rate or LIBOR, at KACC’s option.

The DIP Facility is currently expected to expire on May 11, 2006. As discussed in Note 1, the Company believes that it is possible that it will emerge before May 11, 2006. However, if the Company does not emerge from the Cases prior to May 11, 2006, it will be necessary for the Company to extend the expiration date of the DIP Facility or make alternative financing arrangements. The Company has begun discussions with the agent bank that

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents the DIP Facility lenders regarding the likely need for a short-term extension of the DIP Facility. While the Company believes that, if necessary, it would be successful in negotiating an extension of the DIP Facility or adequate alternative financing arrangements, no assurances can be given in this regard.

The DIP Facility is secured by substantially all of the assets of the Company, KACC and KACC’s domestic subsidiaries and is guaranteed by KACC and all of KACC’s remaining material domestic subsidiaries.

Amounts owed under the DIP Facility may be accelerated under various circumstances more fully described in the DIP Facility agreement, including,but not limited to, the failure to make principal or interest payments due under the DIP Facility, breaches of certain covenants, representations and warranties set forth in the DIP Facility agreement, and certain events having a material adverse effect on the business, assets, operations or condition of the Company taken as a whole.

The DIP Facility places restrictions on the Company’s, KACC’s and KACC’s subsidiaries’ ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business.

The principal terms of the committed Revolving Credit Facility would be essentially the same as or more favorable than the DIP Facility, except that, among other things, the Revolving Credit Facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature five years from the date of emergence. The Term Loan commitment would be expected to close upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature on May 11, 2010. The agent bank representing the Exit Financing lenders is the same as the agent bank for the DIP Facility lenders and the Company has begun parallel discussions with the agent bank regarding the extension of the expiration date for the Exit Financing commitment in the event the Company does not emerge from the Cases prior to May 11, 2006.

The DIP Facility replaced a post-petition credit facility (the “Replaced Facility”) that the Company and KACC entered into on February 12, 2002. The Replaced Facility was amended a number of times during its term as a result of, among other things, reorganization transactions, including disposition of the Company’s Commodity Interests.

At December 31, 2005, there were no outstanding borrowings under the DIP Facility. There were approximately $17.8 of outstanding letters of credit under the DIP Facility and there were no outstanding letters of credit that remained outstanding under the Replaced Facility. The Company had (during the first quarter of 2005) deposited cash of $13.3 as collateral for the Replaced Facility letters of credit and deposited approximately $1.7 of collateral with the Replaced Facility lenders until certain other banking arrangements are terminated. As of December 31, 2005, all of the $13.3 collateral for the Replacement Facility letters of credit and $.2 of the collateral for other certain bonding arrangements had been refunded to the Company.

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

9 7/8% Notes, 10 7/8% Notes and 12 3/4% Notes.  The obligations of KACC with respect to its Senior Notes and its Sub Notes are guaranteed, jointly and severally, by certain subsidiaries of KACC.

Debt Covenants and Restrictions.  The indentures governing the Senior Notes and the Sub Notes (collectively, the “Indentures”) restrict, among other things, KACC’s ability to incur debt, undertake transactions with affiliates, and pay dividends. Further, the Indentures provide that KACC must offer to purchase the Senior Notes and the Sub Notes upon the occurrence of a Change of Control (as defined therein).

8.  Income Taxes

Income (loss) before income taxes and minority interests by geographic area (excluding discontinued operations and cumulative effect of change in accounting principle) is as follows:

	Year Ended December 31,
	2005	2004	2003

Domestic	$(1,130.7)	$(886.1)	$(286.7)
Foreign	20.8	24.2	14.6

Total	$(1,109.9)	$(861.9)	$(272.1)

Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.

The (provision) benefit for income taxes on income (loss) before income taxes and minority interests (excluding discontinued operations and cumulative effect of change in accounting principle) consists of:

	Federal	Foreign	State	Total

2005 Current	$—	$(3.8)	$.5	$(3.3)
Deferred	—	.5	—	.5

Total	$—	$(3.3)	$.5	$(2.8)

2004 Current	$—	$(6.4)	$—	$(6.4)
Deferred	—	.2	—	.2

Total	$—	$(6.2)	$—	$(6.2)

2003 Current	$—	$(1.3)	$—	$(1.3)
Deferred	—	(.2)	—	(.2)

Total	$—	$(1.5)	$—	$(1.5)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and minority interests (excluding discontinued operations and cumulative effect of change in accounting principle) is as follows:

	Year Ended December 31,
	2005	2004	2003

Amount of federal income tax benefit based on the statutory rate	$388.5	$301.7	$95.2
Increase in valuation allowances	(379.8)	(304.7)	(98.1)
Percentage depletion	—	5.1	6.4
Foreign taxes	3.9	(6.3)	(1.5)
Other	(15.4)	(2.0)	(3.5)

Provision for income taxes	$(2.8)	$(6.2)	$(1.5)

Deferred Income Taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,
	2005	2004

Deferred income tax assets:
Postretirement benefits other than pensions	$398.9	$396.0
Loss and credit carryforwards	348.0	411.3
Pension benefits	170.5	243.6
Other liabilities	168.3	153.7
Other	39.0	75.0
Assigned intercompany claim for benefit of certain creditors	443.9	—
Valuation allowances	(1,527.1)	(1,221.3)

Total deferred income tax assets — net	41.5	58.3

Deferred income tax liabilities:
Property, plant, and equipment	(41.3)	(39.0)
Other	(2.5)	(22.0)

Total deferred income tax liabilities	(43.8)	(61.0)

Net deferred income tax assets (liabilities)(1)	$(2.3)	$(2.7)

(1)	These deferred income tax liabilities are included in the Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively, in the caption entitled Long-term liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2005, due to uncertainties surrounding the realization of the Company’s deferred tax assets including the cumulative federal and state net operating losses sustained during the prior years, the Company has a valuation

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance of $1,547.2 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of the valuation allowance will primarily be accounted for as a reduction of income tax expense.

Tax Attributes.  At December 31, 2005, the Company had certain tax attributes available to offset regular federal income tax requirements, subject to certain limitations, including net operating loss and general business credit carryforwards of $768.0 and $.6, respectively, which expire periodically through 2024 and 2011, respectively, and alternative minimum tax (“AMT”) credit carryforwards of $31.0, which have an indefinite life.

A substantial portion of the Company’s attributes would likely be used to offset any gains that may result from the cancellation of indebtedness as a part of the Company’s reorganization. Any tax attributes not utilized by the Company prior to emergence from Chapter 11 may be subject to certain limitations as to their utilization post-emergence. Pursuant to the Kaiser Aluminum Amended Plan, in order to preserve the net operating loss carryforwards available to the Company, certain major stockholders of the emerging entity, including the VEBAs and the PBGC, would be limited to the number of shares of common stock that they will be able to sell for several years after emergence.

Other.  In March 2003, the Company paid approximately $22.0 in settlement of certain foreign tax matters in respect of a number of prior periods.

In connection with the sale of the Company’s interests in and related to QAL, the Company made payments totaling approximately $8.5 for alternative minimum tax (“AMT”) in the United States. Such payments were made in the fourth quarter of 2005. The Company believes that such amounts paid in respect of the sale of interests should, in accordance with the Intercompany Agreement, be reimbursed to the Company from the funds held by the Liquidating Trustee. However, at this point, as this has yet to be agreed, the Company has not recorded a receivable for this amount. The Company expects to resolve this matter in the latter part of 2006 in connection with the filing of its 2005 Federal income tax return.

No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiaries at December 31, 2005. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

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

Reorganization Efforts Affecting Pension and Post Retirement Medical Obligations.  The Company has stated since the inception of its Chapter 11 proceedings that legacy items that included its pension and post-retirement benefit plans would have to be addressed before the Company could successfully reorganize. The Company previously disclosed that it did not intend to make any pension contributions in respect of its domestic pension plans during the pendency of the Cases as it believed that virtually all amounts were pre-Filing Date obligations. The Company did not make required accelerated funding payments to its salaried employee retirement

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan. As a result, during 2003, the Company engaged in lengthy negotiations with the PBGC, the 1114 Committee and the appropriate union representatives for the hourly employees subject to collective bargaining agreements regarding its plans to significantly modify or terminate these benefits.

In January 2004, the Company filed motions with the Court to terminate or substantially modify postretirement medical obligations for both salaried and certain hourly employees and for the distressed termination of substantially all domestic hourly pension plans. The Company subsequently concluded agreements with the 1114 Committee and union representatives that represent the vast majority of the Company’s hourly employees. The agreements provide for the termination of existing salaried and hourly postretirement medical benefit plans, and the termination of existing hourly pension plans. Under the agreements, salaried and hourly retirees would be provided an opportunity for continued medical coverage through COBRA or a VEBA and active salaried and hourly employees would be provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements with the 1114 Committee and certain of the unions have been approved by the Court, but were subject to certain conditions, including Court approval of the Intercompany Agreement in a form acceptable to the Debtors and the UCC (see Note 1). The ongoing financial impacts of the new and continuing pension plans and the VEBA are discussed below in “Cash Flow”.

On June 1, 2004, the Court entered an order, subject to certain conditions including final Court approval for the Intercompany Agreement, authorizing the Company to implement termination of its postretirement medical plans as of May 31, 2004 and the Company’s plan to make advance payments to one or more VEBAs. As previously disclosed, pending the resolution of all contingencies in respect of the termination of the existing postretirement medical benefit plan, during the period June 1, 2004 through December 31, 2004 the Company continued to accrue costs based on the existing plan and has treated the VEBA contribution as a reduction of its liability under the plan. However, since the Intercompany Agreement was approved in February 2005 and all other contingencies had already been met, the Company determined that the existing post retirement medical plan should be treated as terminated as of December 31, 2004. This resulted in the Company recognizing a non-cash charge in 2004 of approximately $312.5 (reflected in Other operating charges, net — Note 6).

The PBGC has assumed responsibility for the three largest of the Company’s pension plans, which represented the vast majority of the Company’s net pension obligation including the Company’s Salaried Employees Retirement Plan (in December 2003), the Inactive Pension Plan (in July 2004) and the Kaiser Aluminum Pension Plan (in September 2004). The Salaried Employees Retirement Plan, the Inactive Pension Plan and the Kaiser Aluminum Pension Plan are hereinafter collectively referred to as the “Terminated Plans”. The PBGC’s assumption of the Terminated Plans resulted in the Company recognizing non-cash pension charges of approximately $121.2 in the fourth quarter of 2003, approximately $155.5 in the third quarter of 2004 and approximately $154.5 in the fourth quarter of 2004. The fourth quarter 2003 and third quarter 2004 charges were determined by the Company based on assumptions that are consistent with the GAAP criteria for valuing ongoing plans. The Company believed this represented a reasonable interim estimation methodology as there were reasonable arguments that could have been made that could have resulted in the final allowed claim amounts being either more or less than that reflected in the financial statements. The fourth quarter 2004 charge was based on the final agreement with the PBGC which was approved by the Court in January 2005. Pursuant to the agreement with the PBGC, the Company and the PBGC agreed, among other things, that: (a) the Company will continue to sponsor the Company’s remaining pension plans (which primarily are in respect of hourly employees at Fabricated products facilities) and made approximately $5.0 of minimum funding contributions for these plans in March 2005; (b) the PBGC would have an allowed post-petition administrative claim of $14.0, which is expected to be paid upon the consummation of a plan of reorganization for the Company or the consummation of the KAAC/KFC plan, whichever comes first; and (c) the PBGC will have allowed pre-petition unsecured claims in respect of the Terminated Plans in the amount of $616.0, which will be resolved under the Kaiser Aluminum Amended Plan, pursuant to which the PBGC’s cash recovery from proceeds of the Company’s sale of its interests in and related to Alpart and QAL will be limited to 32% of the net proceeds distributable to holders of the Company’s Senior Notes, Sub Notes and the PBGC.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, certain contingencies have arisen in respect of the settlement with the PBGC. See Note 11 — Contingencies Regarding Settlement with the PBGC.

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

The Company uses a December 31 measurement date for all of its plans.

Weighted-average assumptions used to determine benefit obligations as of December 31 and net periodic benefit cost for the years ended December 31 are:

	Pension Benefits			Medical/Life Benefits
	2005	2004	2003	2005	2004	2003

Benefit obligations assumptions:
Discount rate	5.50%	5.75%	6.00%	—	5.75%	6.00%
Rate of compensation increase	3.00%	3.00%	4.00%	—	4.00%	4.00%
Net periodic benefit cost assumptions:
Discount rate	5.75%	5.75%	6.00%	—	6.00%	6.75%
Expected return on plan assets	8.50%	8.50%	9.00%	—	—	—
Rate of compensation increase	3.00%	3.00%	4.00%	—	4.00%	4.00%

As more fully discussed above, all of the Company’s postretirement medical benefit plans have been terminated as a part of the Company’s reorganization efforts. As such, the Company’s obligations with respect to the existing plans are fixed.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations and Funded Status

The following table presents the benefit obligations and funded status of the Company’s pension and other postretirement benefit plans as of December 31, 2005 and 2004, and the corresponding amounts that are included in the Company’s Consolidated Balance Sheets. The following table excludes the pension plan balances and amounts related to Alpart, KJBC and Valco, which operations were sold and the obligations assumed by the buyers (see Note 3). The Company’s pension plan obligations related to the Gramercy facility were a part of the Terminated Plans and are excluded from the table below.

	Pension Benefits		Medical/Life Benefits
	2005	2004	2005	2004

Change in Benefit Obligation:
Obligation at beginning of year	$27.2	$644.7	$1,042.0	$1,014.0
Service cost	1.2	3.8	—	7.0
Interest cost	1.6	28.6	—	58.9
Curtailments, settlements and amendments	(.2)	(609.6)	—	—
Actuarial (gain) loss	3.4	(37.0)	—	19.1
Benefits paid	(1.1)	(3.3)	(25.0)	(57.0)

Obligation at end of year	32.1	27.2	1,017.0	1,042.0

Change in Plan Assets:
FMV of plan assets at beginning of year	14.2	364.1	—	—
Actual return on assets	2.0	(13.0)	—	—
Employer contributions	6.4	2.4	25.0	57.0
Assets for which contributions transferred to the PBGC	—	(336.0)	—	—
Benefits paid	(1.1)	(3.3)	(25.0)	(57.0)

FMV of plan assets at end of year	21.5	14.2	—	—

Obligation in excess of plan assets	10.6	13.0	1,017.0	1,042.0
Unrecognized net actuarial loss	(9.6)	(6.6)	—	—
Unrecognized prior service costs	(1.1)	(.5)	—	—
Adjustment required to recognize minimum liability	8.9	6.8	—	—
Estimated net liability to PBGC in respect of Terminated Plans	619.0	630.0	—	—
Intangible asset and other	1.1	1.3	—	—

Accrued benefit liability	$628.9	$644.0	$1,017.0	$1,042.0

As discussed more fully in Note 1, the amount of net liability to the PBGC in respect of the Terminated Plans and in respect of the terminated post retirement benefit plan are expected to be resolved pursuant to the Kaiser Aluminum Amended Plan.

The accumulated benefit obligation for all defined benefit pension plans (other than the Terminated Plans and those plans that are part of discontinued operations) was $31.4 and $26.6 at December 31, 2005 and 2004, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, aggregate accumulated benefit obligation and fair value of plan assets for continuing pension plans with accumulated benefit obligations in excess of plan assets were $32.1, $31.4 and $21.5, respectively, as of December 31, 2005 and $27.2, $26.5 and $14.2, respectively, as of December 31, 2004.

Components of Net Periodic Benefit Cost —

The following table presents the components of net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003:

	Pension Benefits			Medical/Life Benefits
	2005	2004	2003	2005	2004	2003

Service cost	$1.2	$4.7	$10.2	$—	$7.0	$7.1
Interest cost	1.6	30.8	60.7	—	58.9	51.3
Expected return on plan assets	(1.5)	(22.9)	(38.6)	—	—	—
Amortization of prior service cost	.1	2.6	3.6	—	(21.7)	(22.5)
Amortization of net (gain) loss	.4	5.0	16.1	—	24.6	9.7

Net periodic benefit costs	1.8	20.2	52.0	—	68.8	45.6
Less discontinued operations reported separately	—	(7.8)	(15.3)	—	(10.2)	(11.9)

Defined benefit plans	1.8	12.4	36.7	—	58.6	33.7
401K (pension)	7.2	—	—	—	—	—

	$9.0	$12.4	$36.7	$—	$58.6	$33.7

The above table excludes pension plan curtailment and settlement credits of $.7 in 2005 and pension plan curtailment and settlement costs of $142.4, and $122.9 in 2004 and 2003, respectively. The above table also excludes a post retirement medical plan termination charge of approximately $312.5 in 2004.

The periodic pension costs associated with the Terminated Plans were $16.9 and $46.1 for the years ended December 31, 2004 and 2003, respectively. The amount of 2004 and 2003 periodic pension costs related to continuing operations that related to the Fabricated products segment was $8.3 and $16.6, respectively, and the balances related to the Corporate segment. The amount of 2004 and 2003 net periodic medical benefit costs related to continuing operations that related to the Fabricated products segment was $25.2 and $16.2, respectively, with the remaining amounts being related to the Corporate segment.

Additional Information

The increase (decrease) in the minimum liability included in other comprehensive income was $3.2, $(97.9), and $(138.6) for the years ended December 31, 2005, 2004 and 2003, respectively.

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

In September 2005, the Company and the USWA amended a prior agreement to provide, among other things, for the Company to contribute per employee amounts to the Steelworkers’ Pension Trust totaling approximately $.9. The amended agreement was approved by the Court and such amount was recorded in the fourth quarter of 2005.

The new defined contribution savings plan for salaried employees provides for a match of certain contributions made by such employees plus a contribution of between 2% and 10% of their salary depending on their age and years of service.

The Company recorded charges in respect of these plans (including the retroactive implementation) of $14.0 for the year ended December 31, 2005. Of such total amount, approximately $6.3 is included in Cost of products sold (related to the Fabricated products segment) and $.9 is included in Selling, administrative, research and development and general expense (“SG&A”) (which amount is split between the Corporate segment of $.4 and the Fabricated products segment of $.5). The amount ($6.8) related to the retroactive implementation (i.e., the 2004 portion) of the plans is reflected in Other operating charges, net (see Note 6).

Plan Assets

As discussed above, the PBGC assumed responsibility for the Company’s Terminated Plans in December 2003 and the third quarter of 2004. Upon termination, the assets and administration were transferred to the PBGC. All pension assets for the domestic plans that the Company continues to sponsor are held in Kaiser Aluminum Pension Master Trust (the “Master Trust”) solely for the benefit of the pension plans’ participants and beneficiaries. Historically, the weighted average asset allocation of these plans, by asset category, consisted primarily of equity securities of approximately 70% and others of 30% at December 31, 2005 and 2004. However, the Company currently anticipates that after emergence from Chapter 11 proceedings the investment guidelines will be revised to reflect a more conservative investment strategy with a higher portion of the Master Trusts assets being invested in fixed income funds/securities. The pension plan assets are managed by a trustee.

Cash Flow

Domestic Plans.  As previously discussed, during the first three years of the Chapter 11 proceedings, the Company did not make any further significant contributions to any of its domestic pension plans. However, as discussed above in connection with the PBGC settlement agreement, which was approved by the Court in January 2005, the Company paid approximately $5.0 in March 2005 and approximately $1.0 in July 2005 in respect of minimum funding contributions for retained pension plans, and paid $11.0 in respect of post-petition administrative claims of the PBGC when the KAAC/KFC Plan became effective in December 2005. An additional $3.0 could become payable as an administrative claim depending on the outcome of certain legal proceedings (see Note 11). Any other payments to the PBGC are expected to be limited to recoveries under the Liquidating Plans and the Kaiser Aluminum Amended Plan.

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

In October 2004, the Company entered into an amendment to the USWA agreement to satisfy certain technical requirements for the follow-on hourly pension plans discussed above. The Company also agreed to pay an additional $1.0 to the VEBA in excess of the originally agreed to $36.0 contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company is required to continue to make the monthly VEBA contributions as long as it remains in Chapter 11, even if the sum of such monthly payments exceeds the $37.0 maximum amount discussed above. Any monthly amounts paid during the Chapter 11 process in excess of the $37.0 limit will offset future variable contribution requirements post emergence. The amended agreement was approved by the Court in February 2005. VEBA-related payments through December 31, 2005 totaled approximately $38.3.

As a part of the September 2005 agreement with the USWA discussed above, which was approved by the Court in October 2005, KACC has also agreed to provide advances of up to $8.5 to the VEBA for hourly employees during the first two years after emergence from the Cases, if requested by the VEBA for hourly employees and subject to certain specified conditions. Any such advances would accrue interest at a market rate and would first reduce any required annual variable contributions. Any advanced amounts in excess of required variable contributions would, at KACC’s option, be repayable to KACC in cash, shares of new common stock of the emerging entity or a combination thereof.

Total charges associated with the VEBAs during the year ended December 31, 2005 were $23.8 which amounts are reflected in the accompanying financial statements as a reduction in Liabilities subject to compromise (see Note 16 regarding the accounting treatment of the VEBA charges).

Foreign Plans.  Contributions to foreign pension plans (excluding those that are considered part of discontinued operations — see Note 3) were nominal.

Significant Charges in 2004 and 2003

In 2004 and 2003, in connection with the Company’s termination of its Terminated Plans (as discussed above), the Company recorded non-cash charges of $310.0 and $121.2, respectively, which amounts have been included in Other operating charges, net (see Note 6). The charges recorded in the fourth quarter of 2003 and third quarter of 2004 had no material impact on the pension liability associated with the plans since the Company had previously recorded a minimum pension liability, as also required by GAAP, which amount was offset by charges to Stockholders’ equity.

In 2004, in connection with the termination of the Company’s post-retirement medical plans (as discussed above), the Company recorded a $312.5 non-cash charge, which amount has been included in Other operating charges, net (see Note 6).

Postemployment Benefits.  The Company has historically provided certain benefits to former or inactive employees after employment but before retirement. However, as a part of the agreements more fully discussed above, such benefits were discontinued in mid-2004.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Common Stock.  The Company has a restricted stock plan, which was one of its stock incentive compensation plans, for its officers and other employees. Pursuant to the plan, approximately 1,181,000 restricted shares of the Company’s Common Stock were outstanding as of January 31, 2002. During 2002 through 2005, approximately 1,122,000 of the unvested restricted shares were cancelled or voluntarily forfeited. As of December 31, 2005, there were no restricted shares outstanding.

Incentive Plans.  The Company has an unfunded incentive compensation program, which provides incentive compensation based on performance against annual plans and over rolling three-year periods. In addition, the Company has a “nonqualified” stock option plan and KACC has a defined contribution plan for salaried employees which provides for matching contributions by the Company at the discretion of the board of directors. Given the challenging business environment encountered during 2005, 2004 and 2003 and the disappointing results of operations for all years, only modest incentive payments were made and no matching contribution were awarded in respect of either year. The Company’s expense for all of these plans was $3.5, $1.7 and $6.1 for the years ended December 31, 2005, 2004, and 2003, respectively.

Up to 8,000,000 shares of the Company’s Common Stock were initially reserved for issuance under its stock incentive compensation plans. At December 31, 2005, 4,864,889 shares of Common Stock remained available for issuance under those plans. Stock options granted pursuant to the Company’s nonqualified stock option program are to be granted at or above the prevailing market price, generally vest at a rate of 20 — 33% per year, and have a five or ten year term. Information concerning nonqualified stock option plan activity is shown below. The weighted average price per share for each year is shown parenthetically.

	2005	2004	2003

Outstanding at beginning of year ($3.14, $3.34 and $5.63, respectively)	810,040	850,140	1,454,861
Expired or forfeited ($2.49, $7.25 and $8.86, respectively)	(318,920)	(40,100)	(604,721)

Outstanding at end of year ($3.57, $3.14 and $3.34, respectively)	491,120	810,040	850,140

Exercisable at end of year ($3.41, $3.04 and $3.34, respectively)	462,936	781,856	645,659

Options exercisable at December 31, 2005 had exercisable prices ranging from $1.72 to $10.06 and a weighted average remaining contractual life of 5.6 years. Given that the average sales price of the Company’s Common Stock is currently in the $.03 per share range, the Company believes it is unlikely any of the stock options will be exercised. Further, the equity interests of the holders of outstanding options are expected to be cancelled without consideration pursuant to the Kaiser Aluminum Amended Plan.

10.  Minority Interests

KACC has four series of $100 par value Cumulative Convertible Preference Stock (“$100 Preference Stock”) outstanding with annual dividend requirements of between 4 1/8% and 4 3/4%. KACC has the option to redeem the $100 Preference Stock at par value plus accrued dividends. KACC does not intend to issue any additional shares of the $100 Preference Stock. By its terms, the $100 Preference Stock can be exchanged for per share cash amounts between $69 — $80. The Company records the $100 Preference Stock at their exchange amounts for financial statement presentation and includes such amounts in minority interests. At December 31, 2005 and 2004, outstanding shares of $100 Preference Stock were 8,669. In accordance with the Code and DIP Facility, KACC is not permitted to repurchase or redeem any of its stock. Further, the equity interests of the holders of the $100 Preference Stock are expected to be cancelled without consideration pursuant to the Kaiser Aluminum Amended Plan.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Commitments and Contingencies

Impact of Reorganization Proceedings.  During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Reorganizing Debtor arising from actions or omissions prior to its Filing Date are expected to be settled pursuant to the Kaiser Aluminum Amended Plan.

Commitments.  KACC has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 12), letters of credit, and guarantees. A significant portion of these commitments relate to the Company’s interests in and related to QAL, which were sold in April 2005 (see Note 3). KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey. During the third quarter of 2005, the Company placed orders for certain equipment, furnaces and/or services intended to augment the Company’s heat treat and aerospace capabilities at the Spokane, Washington facility in respect of which the Company expects to become obligated for costs likely to total in the range of 75.0. Approximately $17.0 of such costs were incurred in 2005. The balance will likely be incurred in 2006 and 2007, with the majority of such costs being incurred in 2006.

Minimum rental commitments under operating leases at December 31, 2005, are as follows: years ending December 31, 2006 — $2.6; 2007 — $1.7; 2008 — $1.4; 2009 — $1.3; 2010 — $.3; thereafter — $.1. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. Rental expenses, after excluding rental expenses of discontinued operations, were $3.6, $3.1 and $8.6, for the years ended December 31, 2005, 2004 and 2003, respectively. Rental expenses of discontinued operations were $4.9 and $6.6 for the years ended December 31, 2004 and 2003, respectively.

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

Based on the Company’s evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the year ended December 31, 2003, KACC recorded charges of $23.2 to increase its environmental accrual. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Balance at beginning of period	$58.3	$82.5	$59.1
Additional accruals	.5	8.4	25.6
Less expenditures	(12.3)	(32.6)	(2.2)

Balance at end of period(1)	$46.5	$58.3	$82.5

(1)	As of December 31, 2005 and 2004, $30.7 and $30.6, respectively, of the environmental accrual was included in Liabilities subject to compromise (see Note 1) and the balance was included in Long-term liabilities.

These environmental accruals represent the Company’s estimate of costs (in nominal dollars without discounting) reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and estimates that annual expenditures to be charged to these environmental accruals will be approximately $14.5 in 2006, $.2 to $3.8 per year for the years 2007 through 2010 and an aggregate of approximately $25.5 thereafter. Approximately $20.2 of the $25.5 environmental liabilities expected to be settled after 2010 relates to non-owned property sites has been included in the after 2010 balance because such amounts are expected to be settled solely pursuant to the Kaiser Aluminum Amended Plan.

Approximately $20.2 of the amount provided in 2003 relates to the previously disclosed multi-site settlement agreement with various federal and state governmental regulatory authorities and other parties in respect of KACC’s environmental exposure at a number of non-owned sites. Under this agreement, among other things, KACC agreed to claims at such sites totaling $25.6 ($20.2 greater than amounts that had previously been accrued for these sites) and, in return, the governmental regulatory authorities have agreed that such claims would be treated as pre-Filing Date unsecured claims (i.e. liabilities subject to compromise). The Company recorded the portion of the $20.2 accrual that relates to locations with operations ($15.7) in Other operating charges, net (see Note 6). The remainder of the accrual ($4.5), which relates to locations that have not operated for a number of years was recorded in Other income (expense) (see Note 2).

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

Due to the Cases, holders of asbestos, silica and coal tar pitch volatile claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Reorganizing Debtors. As a result, the Company has not made any payments in respect of any of these types of claims during the Cases. Despite the Cases, the Company continues to pursue insurance collections in respect of asbestos-related amounts paid prior to its Filing Date and, as described below, to negotiate insurance settlements and prosecute certain actions to clarify policy interpretations in respect of such coverage.

The following tables present historical information regarding KACC’s asbestos, silica and coal tar pitch volatiles-related balances and cash flows:

	December 31,
	2005	2004

Liability	$1,115.0	$1,115.0
Receivable(1)	965.5	967.0

	$149.5	$148.0

	Year Ended December 31,			Inception
	2005	2004	2003	to Date

Payments made, including related legal costs	$—	$—	$—	$(355.7)
Insurance recoveries(2)	1.5	2.7	18.6	267.7

	$1.5	$2.7	$18.6	$(88.0)

(1)	The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC’s aggregate insurance coverage. Amounts are stated in nominal dollars and not discounted to present value as the Company cannot currently project the actual timing of payments or insurance recoveries particularly in light of the expected treatment of such items in any plan of reorganization that is ultimately filed. The Company believes that, as of December 31, 2005, it had received all insurance recoveries that it is likely to collect in respect of asbestos-related costs paid. See Note 1.

(2)	Excludes certain amounts paid by insurers into a separate escrow account (in respect of future settlements) more fully discussed below.

As previously disclosed, at the Filing Date, the Company had accrued approximately $610.1 (included in Liabilities Subject to Compromise) in respect of asbestos and other similar personal injury claims. As disclosed,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such amount represented the Company’s estimate for current claims and claims expected to be filed over a 10 year period (the longest period KACC believed it could then reasonably estimate) based on, among other things existing claims, assumptions about the amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut & Klein, P.A., with respect to the current state of the law related to asbestos claims. The Company also disclosed that there were inherent limitations to such estimates and that the Company’s actual liabilities in respect of such claims could significantly exceed the amounts accrued; that at some point during the reorganization process, the Company expected that an estimation of KACC’s entire asbestos-related liability would occur; and that until such process was complete or KACC had more information, KACC was unlikely to be able to adjust its accruals.

Over the last year-plus period, the Company has engaged in periodic negotiations with the representatives of the asbestos, silica and coal tar pitch claimants and the Company’s insurers as part of its reorganization efforts. As more fully discussed in Note 1, these efforts resulted in an agreed term sheet in early 2005 between the Company and other key constituents as to the treatment for such claims in any plan(s) of reorganization the Company files. While a formal estimation process has not been completed, now that the Company can reasonably predict the path forward for resolution of these claims and based on the information resulting from the negotiations process, the Company believes it has sufficient information to project a range of likely costs. The Company now estimates that its total liability for asbestos, silica and coal tar pitch volatile personal injury claims is expected to be between approximately $1,100.0 and $2,400.0. However, the Company does not anticipate that other constituents will necessarily agree with this range and the Company anticipates that, as a part of any estimation process that may occur in the Cases, other constituents are expected to disagree with the Company’s estimated range of costs. In particular, the Company is aware that certain informal assertions have been made by representatives for the asbestos, silica and coal tar pitch volatiles claimants that the actual liability may exceed, perhaps significantly, the top end of the Company’s expected range. While the Company cannot reasonably predict what the ultimate amount of such claims will be determined to be, the Company believes that the minimum end of the range is both probable and reasonably estimatable. Accordingly, in accordance with GAAP, the Company recorded an approximate $500.0 charge in 2004 to increase its accrued liability at December 31, 2004 to the $1,115.0 minimum end of the expected range (included in Liabilities subject to Compromise — see Note 1). Future adjustments to such accruals are possible as the reorganization and/or estimation process proceeds and it is possible that such adjustments will be material.

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

As a part of the negotiation process described above, the Company has continued its efforts with insurers to make clear the amount of insurance coverage expected to be available in respect of asbestos, silica and coal tar pitch personal injury claims. The Company has settled asbestos-related coverage matters with certain of its insurance carriers. However, other carriers have not yet agreed to settlements and disputes with carriers exist. During 2000, KACC filed suit in San Francisco Superior Court against a group of its insurers, which suit was thereafter split into two related actions. Additional insurers were added to the litigation in 2000 and 2002. During October 2001, June 2003, February 2004 and April 2004, the court ruled favorably on a number of policy interpretation issues. Additionally, one of the favorable October 2001 rulings was affirmed in February 2002 by an intermediate appellate court in response to a petition from the insurers. The litigation is continuing. Certain insurers have filed motions for review and appeals to object to certain aspects of the confirmation order in respect of the Kaiser Aluminum Amended Plan, including with regard to whether the rights to proceeds of certain of the insurance policies may be

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transferred upon emergence to the applicable personal injury trust(s) contemplated by the Kaiser Aluminum Amended Plan as part of the resolution of the outstanding tort claims. It is expected that the United States District Court will decide this matter as a part of the plan affirmation process. While the Company believes that the applicable law supports the transfer of such rights to proceeds to the Applicable Personal Injury Trust(s), no assurances can be provided on how the Court will ultimately rule on this or other aspects of the Kaiser Aluminum Amended Plan.

The timing and amount of future insurance recoveries continues to be dependent on the resolution of any disputes regarding coverage under the applicable insurance policies thru the process of negotiations or further litigation. However, the Company believes that substantial recoveries from the insurance carriers are probable. The Company estimates that at December 31, 2005 its remaining solvent insurance coverage was in the range of $1,400.0 - $1,500.0. Further, assuming that actual asbestos, silica and coal tar pitch volatile costs were to be the $1,115.0 amount now accrued (as discussed above) the Company believes that it would be able to recover from insurers amounts totaling approximately $965.5, and, accordingly the Company recorded in 2004 an approximate $500.0 increase in its personal injury-related insurance receivable. The foregoing estimates are based on, among other things, negotiations, the results of the litigation efforts discussed above and the advice of Heller Ehrman LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. While the Company considers the approximate $965.5 amount to be probable (based on the factors cited above) it is possible that facts and circumstances could change and, if such a change were to occur, that a material adjustment to the amount recorded could occur. Additionally, it should be noted that, if through the estimation process or negotiation, it was determined that a significantly higher amount of costs were expected to be paid in respect of asbestos, silica and coal tar pitch volatile claims: (a) any amounts in excess of $1,400.0 — $1,500.0 would likely not be offset by any expected incremental insurance recoveries and (b) it is presently uncertain to what extent additional insurance recoveries would be determined under GAAP to be probable in respect of expected costs between the $1,100.0 amount accrued at December 31, 2005 and total amount of estimated solvent insurance coverage available. Further, it is possible that, in order to provide certainty in respect of tort-related insurance recoveries, the Company and the insurers may enter into further settlement agreements establishing payment obligations of insurers to the trusts discussed in Note 1. Settlement amounts may be different from the face amount of the policies, which are stated in nominal terms, and may be affected by, among other things, the present value of possible cash receipts versus the potential obligation of the insurers to pay over time which could impact the amount of receivables recorded.

Since the start of the Cases, KACC has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by the Court. In accordance with the Court approval, the insurers have paid certain amounts, pursuant to the terms of that approved escrow agreements, into funds (the “Escrow Funds”) in which KACC has no interest, but which amounts will be available for the ultimate settlement of KACC’s asbestos-related claims. Because the Escrow Funds are under the control of the escrow agents, who will make distributions only pursuant to a Court order, the Escrow Funds are not included in the accompanying consolidated balance sheet at December 31, 2005. In addition, since neither the Company nor KACC received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the escrow funds, neither the asbestos-related receivable nor the asbestos-related liability have been adjusted as a result of these transactions.

During the latter half of 2005, the Company entered into certain conditional settlement agreements with insurers under which the insurers agreed (in aggregate) to pay approximately $375.0 in respect of substantially all coverage under certain policies having a combined face value of approximately $459.0. The settlements, which were approved by the Court, have several conditions, including a legislative contingency and are only payable to the trust(s) being set up under the Kaiser Aluminum Amended Plan upon emergence (more fully discussed in Note 1). One set of insurers paid approximately $137.0 into a separate escrow account in November 2005. If the Company does not emerge, the agreement is null and void and the funds (along with any interest that has accumulated) will be returned to the insurers. As of December 31, 2005, the insurers had paid $152.0 into the Escrow Funds, a substantial

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of which related to the conditional settlements. It is possible that settlements with additional insurers will occur. However, no assurance can be given that such settlements will occur.

During March 2006, the Company reached a conditional settlement agreement with another group of insurers under which the insurers would pay approximately $67.0 in respect of certain policies having a combined face value of approximately $80.0. The conditional settlement, which has similar terms and conditions to the other conditional settlement agreement discussed above, must still be approved by the Court. Negotiations with other insurers continue.

The Company has not provided any accounting recognition for the conditional agreements in the accompanying financial statements given: (1) the conditional nature of the settlements; (2) the fact that, if the Kaiser Aluminum Amended Plan does not become effective, the Company’s interests with respect to the insurance policies covered by the agreements are not impaired in any way; and (3) the Company believes that collection of the approximate $965.5 amount of Personal injury-related insurance recovery receivable is probable even if the conditional agreements are ultimately approved. No assurances can be given as to whether the conditional agreements will become final or as to what amounts will ultimately be collected in respect of the insurance policies covered by the conditional settlement or any other insurance policies.

Hearing Loss Claims.  During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval the claimants will be allowed claims totaling $15.8. As such, the Company recorded a $15.8 charge (in Other operating charges, net — see Note 6) in 2003 and a corresponding obligation (included in Liabilities subject to compromise — see Note 1). However, no cash payments by the Company are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company’s financial statements at December 31, 2005 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

During the Cases, the Company has received approximately 3,200 additional proofs of claim alleging pre-petition injury due to noise induced hearing loss. It is not known at this time how many, if any, of such claims have merit or at what level such claims might qualify within the parameters established by the above-referenced settlement in principle for the 400 claims. Accordingly, the Company cannot presently determine the impact or value of these claims. However, under the plan of reorganization all such claims will be transferred, along with certain rights against certain insurance policies, to a separate trust and resolved in that manner rather than being settled prior to the Company’s emergence from the Cases.

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

The settlement was ratified by the union members in February 2004, amended in October 2004, and ultimately approved by the Court in February 2005. Until February 2005, the settlement was also contingent on the Court’s approval of the Intercompany Agreement. However, such contingency was removed when the Court approved the Intercompany Agreement in February 2005. Since all material contingencies in respect of this settlement have been resolved and, since the ULP claim existed as of the December 31, 2004 balance sheet date, the Company recorded a $175.0 non-cash charge in the fourth quarter of 2004 (reflected in Other operating charges, net — Note 6).

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

Contingencies Regarding Settlement with the PBGC.  As more fully described in Note 8, in response to the January 2004 Debtors’ motion to terminate or substantially modify substantially all of the Debtors’ defined benefit pension plans, the Court ruled that the Company had met the factual requirements for distress termination as to all of the plans at issue. The PBGC appealed the Court’s ruling. However, as more fully discussed in Note 9, during the pendency of the PBGC’s appeal, the Company and the PBGC reached a settlement under which the PBGC agreed to assume the Terminated Plans. The Court approved this settlement in January 2005. The Company believed that, subject to the Kaiser Aluminum Amended Plan and the Liquidating Plans complying with the terms of the PBGC settlement, all issues in respect of such matters were resolved. However, despite the settlement with the PBGC, the intermediate appellate court proceeded to consider the PBGC’s earlier appeal and issued a ruling dated March 31, 2005 affirming the Court’s rulings regarding distress termination of all such plans. If the current appellate ruling became final, it is possible that the remaining defined benefit plans would be assumed by the PBGC. Since the Company and the PBGC became aware of the intermediate appellate court ruling, the Company and the PBGC have conducted additional discussions. In July 2005, the Company and the PBGC reached an agreement, which was approved by the Court in September 2005, under which the PBGC agreement previously approved by the Court was amended to permit the PBGC to further appeal the intermediate appellate court ruling. Under the terms of the amended PBGC agreement, if the PBGC were to prevail in the further appeal, all aspects of the previously approved PBGC agreement would remain the same. Accordingly, in essence, if the PBGC’s further appeal were to prevail, the Company does not believe there would be any material adverse consequences. On the other hand, under the amended agreement, if the intermediate appellate court ruling is upheld on further appeal, the PBGC is required to: (a) approve the distress termination of the remaining defined benefit pension plans; and (b) reduce the amount of the administrative claim to $11.0 (from $14.0). Under the amended agreement, both the Company and the PBGC agreed to take up no further appeals. Pending a final resolution of this matter, the Company’s settlement with the PBGC remains in full force and effect. Upon consummation of the Liquidating Plans, the $11.0 minimum was paid to the PBGC. The remaining $3.0 that would be payable if the PBGC were to be paid the maximum amount of the administrative claim was accrued at December 31, 2005 in Accrued salaries, wages, and related expenses. The

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company continues to believe that any outcome would not be less favorable (from a cash perspective) than the terms of the PBGC settlement or the amended PBGC agreement. However, if the remaining defined benefit pension plans were to be terminated, it would likely result in a non-cash charge of approximately $6.0 — $7.0.

The indenture trustee for the Sub Notes appealed the Court’s order approving the settlement with the PBGC. In March 2006, the first level appellate court affirmed the Court’s approval of the settlement with the PBGC.

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

As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during 2003, 2004 and 2005 that contained fixed price terms were (in millions of pounds) 97.6, 119.0, and 155.0 respectively.

During the last three years the volume of fabricated products shipments with underlying primary aluminum price risk substantially offset or roughly equaled the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At December 31, 2005, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum for the period 2006 — 2009 totaling approximately (in millions of pounds): 2006: 123.0, 2007: 79.0, 2008: 56.0, and 2009: 44.0.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes KACC’s material derivative positions at December 31, 2005:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option sale contracts	1/06 through 12/11	84.7	$1.5
Fixed priced purchase contracts	1/06 through 12/06	15.7	1.1

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm GBP)	Value

Pounds Sterling —
Option purchase contracts	1/06 through 12/07	84.0	$3.2
Fixed priced purchase contracts	1/06 through 12/07	84.0	(4.2)

The above table excludes certain aluminum option sales contracts whose positions were liquidated prior to their settlement date during the year ended December 31, 2005. A net loss associated with these liquidated positions was deferred and is being recognized over the period during which the underlying transactions to which the hedges related are expected to occur. As of December 31, 2005, the remaining unamortized net loss was approximately $2.1.

Hedging activities during 2005 (all of which were attributable to continuing operations) resulted in a net loss of approximately $.1 for the year ended 2005. Hedging activities during the years ended December 31, 2004 and 2003 resulted in net losses of approximately $2.5 and $1.7, respectively. Hedging activities in 2004 and 2003 were deemed to be fully attributable to the Company’s commodity-related operations and are reported in Discontinued operations.

As more fully discussed in Notes 2 and 16, in connection with the Company’s preparation of its December 31, 2005 financial statements, the Company concluded that its derivative financial instruments did not qualify for hedge accounting treatment. The net impact of the change was a non-cash charge (in Cost of products sold) of approximately $4.1 (which would have otherwise been classified as a reduction of OCI if the transactions had qualified for hedge accounting treatment).

13.	Key Employee Retention Program

In June 2002, the Company adopted a key employee retention program (the “KERP”), which was approved by the Court in September 2002. The KERP is a comprehensive program that is designed to provide financial incentives sufficient to retain certain key employees during the Cases. The KERP includes six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing supplemental employee retirement plan (“SERP”) and a long-term incentive plan. Under the KERP, retention payments commenced in September 2002 and were paid every six months through March 31, 2004, except that 50% of the amounts payable to certain senior officers were withheld until the Debtors emerge from the Cases or as otherwise agreed pursuant to the KERP. During 2004 and 2003, the Company recorded charges of $1.5 and $6.1, respectively (included in Selling, administrative, research and development, and general), related to the retention plan of the KERP. The severance and change in control plans, which are similar to the provisions of previous arrangements that existed for certain key employees, generally provide for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved. The completion incentive plan generally provided for payments that reduced over time to certain senior officers depending on the elapsed time until the Debtors emerged from the Cases. The completion

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incentive lapsed with no payments due. The SERP generally provides additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees are not subsequently terminated for cause or voluntarily terminate their employment prior to reaching their retirement age. The long-term incentive plan generally provides for incentive awards to key employees based on an annual cost reduction target. Payment of such long-term incentive awards generally will be made: (a) 50% when the Debtors emerge from the Cases and (b) 50% one year from the date the Debtors emerge from the Cases. At December 31, 2005, approximately $8.2 was accrued in respect of the KERP long-term incentive.

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

As a part of the reorganization process, the Company concluded that it was in its best interest to reject the BPA contract as permitted by the Code. As such, with the authorization of the Court, the Company rejected the BPA contract on September 30, 2002. The contract rejection gives rise to a pre-petition claim (see Note 1). The BPA has filed a proof of claim for approximately $75.0 in connection with the Cases in respect of the contract rejection. The Company has previously disclosed that the amount of the BPA claim would ultimately be determined either through a negotiated settlement, litigation or a computation of prevailing power prices over the contract period and that, as the amount of the BPA’s claim in respect of the contract rejection had not been determined, no provision had been made for the claim in the Company’s prior period financial statements. In October 2005, the Debtors asked the Court to reduce the claim to $1.1 as the take-or-pay contract price has consistently been below average market prices. The $1.1 amount represents only certain pre-petition invoices and such amount is (and has been) fully accrued. Whatever the ultimate amount of the BPA claim, it is expected to be settled pursuant to the Kaiser Aluminum Amended Plan. Accordingly, any payments that may be required as a result of the rejection of the BPA contract are expected to only be made pursuant to the Kaiser Aluminum Amended Plan upon the Company’s emergence from the Cases.

15.	Segment and Geographical Area Information

The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company, through its wholly owned subsidiary, KACC, operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company has completed the sale of substantially all of its commodities operations (including the Company’s interests in and related to QAL which were sold in April 2005). The balances and results in respect of such operations are now considered discontinued operations (see Note 3 and 5). The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.

The Company’s operations are organized and managed by product type. The Company’s operations, after the discontinued operations reclassification, include two operating segments of the aluminum industry and the corporate segment. The aluminum industry segments include: Fabricated products and Primary aluminum. The Fabricated products group sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for automotive, aerospace and general

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

engineering end-use applications. The Primary aluminum business unit produces commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of KACC’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 2. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges, net.

The Company changed its segment presentation in 2004 to eliminate the “Eliminations” segment as the primary purpose for such segment was to eliminate intercompany profit on sales by the Primary aluminum and Bauxite and alumina business units, substantially all of which are now considered Discontinued operations. Eliminations not representing Discontinued operations are now included in segment results.

Given the significance of the Company’s exposure to primary aluminum prices and alumina prices (which typically are linked to primary aluminum prices on a lagged basis) in prior years, the commodity marketing activities were considered a separate business unit. In the accompanying financial statements, the Company has reclassified to discontinued operations all of the primary aluminum hedging results in respect of the commodity-related interests that have been sold (including the Company’s interests in and related to QAL which were sold in April 2005) and that are also treated as discontinued operations. As stated above, remaining primary aluminum hedging activities related to the Company’s interests in Anglesey and any firm price fabricated product shipments are considered part of the “Primary aluminum business unit”.

Financial information by operating segment, excluding discontinued operations, at December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,
	2005	2004	2003

Net Sales:
Fabricated Products	$939.0	$809.3	$597.8
Primary Aluminum	150.7	133.1	112.4

	$1,089.7	$942.4	$710.2

Equity in income (loss) of unconsolidated affiliate:
Primary Aluminum	$4.8	$8.5	$3.3

Segment Operating Income (Loss):(2)
Fabricated Products(1)	$87.2	$33.0	$(21.2)
Primary Aluminum	16.4	13.9	6.7
Corporate and Other	(35.8)	(71.3)	(74.7)
Other Operating Charges Net — Note 6	(8.0)	(793.2)	(141.6)

	$59.8	$(817.6)	$(230.8)

(1)	Operating results for 2005, 2004 and 2003 include LIFO inventory charges of $9.3, $12.1 and $3.2, respectively.

(2)	In 2005 and 2004, the Company chose to reallocate for segment purposes the amount of post-retirement medical costs charged to the business units so that the Corporate segment began to incur the excess of the total expenses over the amount of VEBA contributions allocable to the Fabricated products business unit and Discontinued operations.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2004	2003

Depreciation and amortization(1)
Fabricated Products	$19.6	$21.8	$22.8
Primary Aluminum	—	.2	1.1
Corporate and Other	.3	.3	1.8

	$19.9	$22.3	$25.7

Capital expenditures:(2)
Fabricated Products	$30.6	$7.6	$8.9
Corporate and Other	.4	—	—

	$31.0	$7.6	$8.9

(1)	Depreciation and amortization expense excludes depreciation and amortization expense of discontinued operations of $13.1 in 2004 and $47.5 in 2003.

(2)	Capital expenditures exclude capital expenditures of discontinued operations of $3.5 in 2004 and $28.3 in 2003.

	December 31,
	2005	2004

Investments in and advances to unconsolidated affiliate:
Primary Aluminum	$12.6	$16.7
Corporate and Other	—	—

	$12.6	$16.7

Segment assets:
Fabricated Products	$403.8	$430.0
Primary Aluminum	62.3	95.5
Corporate and Other, including restricted proceeds from the sale of commodity interests in 2004 of $280.8	1,072.8	1,287.4
Discontinued operations	—	69.5

	$1,538.9	$1,882.4

	Year Ended
	December 31,
	2005	2004	2003

Income taxes paid:(1)
Fabricated Products —
United States	$—	$—	$.1
Canada	3.4	—	4.7

	$3.4	$—	$4.8

(1)	Income taxes paid excludes income tax paid by discontinued operations of $18.9 in 2005, $10.7 in 2004 and $41.3 in 2003.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical information for net sales, based on country of origin, and long-lived assets follows:

	Year Ended December 31,
	2005	2004	2003

Net sales to unaffiliated customers:
Fabricated Products
United States	$836.1	$705.7	$525.6
Canada	102.9	103.6	72.2

	939.0	809.3	597.8

Primary Aluminum
United States	2.6	—	3.8
United Kingdom	148.1	133.1	108.6

	150.7	133.1	112.4

	$1,089.7	$942.4	$710.2

	December 31,
	2005	2004

Long-lived assets:(1)
Fabricated Products —
United States	$204.0	$193.4
Canada	17.6	17.8

	221.6	211.2
Primary Aluminum —
United Kingdom	12.6	16.7
Corporate and Other —
United States	2.1	3.4

	$236.3	$231.3

(1)	Long-lived assets include Property, plant, and equipment, net and Investments in and advances to unconsolidated affiliates. Prepared on a going-concern basis — see Note 2.

(2)	Long-lived assets excludes long-lived assets of discontinued operations of $38.9 in 2004.

The aggregate foreign currency gain included in determining net income was immaterial for the years ended December 31, 2005, 2004 and 2003. Sales to the Company’s largest fabricated products customer accounted for sales of approximately 11%, 10%, and 9% of total revenue in 2005, 2004 and 2003. Subsequent to December 31, 2005, this customer entered into an agreement to acquire one of the Company’s other fabricated products customers. The acquisition is expected to be completed in the second quarter of 2006. Sales to the combined customers accounted for approximately 19%, 18% and 15% of total revenues in 2005, 2004 and 2003. The loss of the combined customers would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationship between the customer and the Company is good and the risk of loss of the customer is remote. Export sales were less than 10% of total revenue during the years ended December 31, 2005, 2004 and 2003.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Restated 2005 Quarterly Financial Data (Unaudited)

During March 2006, the Company determined that its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated for two items: (1) VEBA-related payments made during the first nine months of 2005 should have been recorded as a reduction of the pre-petition retiree medical obligations rather than as a current operating expense as was done in the Company’s Quarterly Reports on Form 10-Q and (2) as more fully discussed in Note 2, the Company determined that its derivative financial instrument transactions did not qualify for hedge (deferral) treatment as the transactions had been accounted for in the Company’s Quarterly Reports on Form 10-Q. The effect of the restatement related to the VEBA payments is to decrease operating expenses by $6.7, $5.7 and $5.7 in the first, second and third quarters of 2005, respectively with an offsetting decrease in Liabilities subject to compromise at March 31, 2005, June 30, 2005 and September 30, 2005. The net effect of the restatement related to the derivative transactions was to increase operating expenses by $2.0, $1.5 and $1.0 in the first, second and third quarters of 2005, respectively, with an offsetting increase in OCI at March 31, 2005, June 30, 2005 and September 30, 2005, respectively. There is no net impact on the Company’s cash flows as a result of either restatement.

The following tables show the full income statement affects of the restatements on each quarter in 2005 as well as the changes in balance sheet and cash flow statement line items.

Statements of Consolidated Income (Loss) — Unaudited

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	Mar. 31,	Mar. 31,	Jun 30,	Jun. 30,	Sept. 30,	Sept. 30,
	2005	2005	2005	2005	2005	2005

Net sales	$281.4	$281.4	$262.9	$262.9	$271.6	$271.6

Costs and expenses:
Cost of products sold	242.2	243.0	234.2	234.4	233.7	233.5
Depreciation and amortization	4.9	4.9	5.2	5.2	4.9	4.9
Selling, administration, research and development, and general	17.7	12.2	17.0	12.6	17.7	13.2
Other operating charges, net	6.2	6.2	—	—	.3	.3

Total costs and expenses	271.0	266.3	256.4	252.2	256.6	251.9

Operating income (loss)	10.4	15.1	6.5	10.7	15.0	19.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	Mar. 31,	Mar. 31,	Jun 30,	Jun. 30,	Sept. 30,	Sept. 30,
	2005	2005	2005	2005	2005	2005

Other income (expense):
Interest expense (excluding unrecorded interest expense	(2.1)	(2.1)	(1.1)	(1.1)	(1.0)	(1.0)
Reorganization items	(7.8)	(7.8)	(9.3)	(9.3)	(8.2)	(8.2)
Other-net	(.4)	(.4)	(.6)	(.6)	(.5)	(.5)

Income (loss) before income taxes and discontinued operations	.1	4.8	(4.5)	(.3)	5.3	10.0
Provision for income taxes	(2.4)	(2.4)	(2.2)	(2.2)	(1.4)	(1.4)

Income (loss) from continuing operations	(2.3)	2.4	(6.7)	(2.5)	3.9	8.6
Income (loss) from discontinued operations	10.6	10.6	368.3	368.3	8.0	8.0
Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	(4.7)	(4.7)	—	—	—

Net income (loss)	$3.6	$8.3	$361.6	$365.8	$11.9	$16.6

Earnings (loss) per share — Basic/Diluted:
Income (loss) from continuing operations	$(.03)	$.03	$(.08)	$(.03)	$.05	$.11

Income (loss) from discontinued operations	$.13	$.13	$4.62	$4.62	$.10	$.10

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$(.06)	$(.06)	$—	$—	$—	$—

Net income (loss)	$.04	$.10	$4.54	$4.59	$.15	$.21

Weighted average shares outstanding (000):
Basic/Diluted	79,681	79,681	79,674	79,674	79,672	79,672

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets — Unaudited

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	Mar. 31,	Mar. 31,	Jun 30,	Jun. 30,	Sept. 30,	Sept. 30,
	2005	2005	2005	2005	2005	2005

Liabilities subject to compromise	$3,952.9	$3,946.2	$3,950.4	$3,938.0	$3,949.8	$3,931.7
Stockholders’ equity (deficit):
Common stock	.8	.8	.8	.8	.8	.8
Additional capital	538.0	538.0	538.0	538.0	538.0	538.0
Accumulated deficit	(2,913.9)	(2,909.2)	(2,552.3)	(2,543.4)	(2,540.4)	(2,526.8)
Accumulated other comprehensive income (loss)	(7.6)	(5.6)	(9.0)	(5.5)	(10.0)	(5.5)

Total stockholders’ equity (deficit)	(2,382.7)	(2,376.0)	(2,022.5)	(2,010.1)	(2,011.6)	(1,993.5)

Total liabilities and stockholders’ equity (deficit)	$1,570.2	$1,570.2	$1,927.9	$1,927.9	$1,938.2	$1,938.2

Statements of Consolidated Cash Flows — Unaudited

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	Mar. 31,	Mar. 31,	Jun 30,	Jun. 30,	Sept. 30,	Sept. 30,
	2005	2005	2005	2005	2005	2005

Cash flows from operating activities:
Net income (loss)	$3.6	$8.3	$365.2	$374.1	$377.1	$390.7
Less net income (loss) from discontinued operations	10.6	10.6	378.9	378.9	386.9	386.9

Net income (loss) from continuing operations, including from cumulative effect of adopting change in accounting in 2005	(7.0)	(2.3)	(13.7)	(4.8)	(9.8)	3.8
(Decrease) increase in prepaid expenses and other current assets	(2.5)	.5	(1.3)	8.0	.3	7.1
Increase (decrease) in other accrued liabilities	4.8	4.1	2.5	(3.4)	(8.9)	(11.8)
Net cash impact of changes in long-term assets and liabilities	(1.0)	(8.0)	(.3)	(12.6)	2.6	(14.9)
Net cash provided (used) by operating activities	$(8.3)	$(8.3)	$11.3	$11.3	$15.1	$15.1

(1)	The “As previously reported” amounts shown above include the effect of the adoption of FIN 47 on December 31, 2005 retroactive to the beginning of the year as discussed in Notes 2 and 4. Such retroactive application is required by GAAP and is not considered a “restatement.” The retroactive impact of the adoption of FIN 47 was a charge of $4.7 in the first quarter of 2005 in respect of the cumulative effect upon adoption and immaterial adjustments to cost of products sold in each quarter of 2005.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

QUARTERLY FINANCIAL DATA (Unaudited)
(In millions of dollars, except share amounts)

	Quarter Ended
	March 31,	June 30,	September 30,
	(Restated)(1)	(Restated)(1)	(Restated)(1)	December 31,

2005
Net sales	$281.4	$262.9	$271.6	$273.8
Operating income (loss)	15.1	10.7	19.7	14.3
Income (loss) from continuing operations	2.4	(2.5)	8.6	(1,121.2	)(2)
Income (loss) from discontinued operations	10.6	368.3 (3)	8.0	(23.2)
Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	(4.7)	—	—	—
Net income (loss)	8.3	365.8	16.6	(1,144.4)
Basic/diluted earnings (loss) per share(6)
Income (loss) from continuing operations	.03	(.03)	.11	(14.07)
Income (loss) from discontinued operations	.13	4.62	.10	(.29)
Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	(.06)	—	—	—
Net income (loss)	.10	4.59	.21	(14.36)
Common stock market price:(6)
High	.12	.09	.07	.05
Low	.05	.06	.01	.03

	Quarter Ended
	March 31,	June 30,	September 30,		December 31,

2004
Net sales	$210.2	$230.1	$244.4		$257.7
Operating income (loss)	(10.3)	(4.4)	(160.5)		(642.4)
Loss from continuing operations	(22.6)	(14.8)	(173.2	)(4)	(657.5	)(5)
Income (loss) from discontinued operations	(41.4)	39.0	103.7		20.0
Net income (loss)	(64.0)	24.2	(69.5)		(637.5)
Basic/diluted earnings (loss) per share(6)
Loss from continuing operations	(.28)	(.19)	(2.17)		(8.25)
Income (loss) from discontinued operations	(.52)	.49	1.30		.25
Net income (loss)	(.80)	.30	(.87)		(8.00)
Common stock market price:(6)
High	.15	.10	.08		.10
Low	.08	.02	.03		.04

(1)	As more fully discussed in Note 16 of Notes to Consolidated Financial Statements, the Company has restated its financial statements for the quarters ended March 31, 2005; June 30, 2005; and September 30, 2005, to reflect a different treatment for cash payments to the VEBAs and change in accounting for derivative financial instruments.

(2)	Includes a non-cash reorganization charge of $1,131.5 related to assignment (for the purposes of determining distribution under the KAAC/KFC Plan) of the value of an intercompany claim to certain third party creditors (see Note 1 of Notes to Consolidated Financial Statements).

(3)	Includes a gain of approximately $366.2 in respect of the sale of the Company’s interests in and related to QAL.

(4)	Includes a non-cash pension charge of $155.5 (see Note 6 of Notes to Consolidated Financial Statements).

(5)	Includes a non-cash pension charge of $154.5, a non-cash charge related to termination of post-retirement medical benefits plan of $312.5 and a related non-cash charge of $175.0 related to a settlement with the United Steel Workers of America (see Note 6 of Notes to Consolidated Financial Statements).

(6)	Earnings (loss) per share and market price may not be meaningful because the equity interests of the Company’s existing stockholders are expected to be cancelled without consideration pursuant to the Kaiser Aluminum Amended Plan.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

FIVE-YEAR FINANCIAL DATA
UNAUDITED CONSOLIDATED BALANCE SHEETS(1)(2)

	December 31,
	2005	2004	2003	2002	2001
	(In millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$49.5	$55.4	$35.5	$77.4	$154.1
Receivables	101.5	111.0	80.5	62.5	66.8
Inventories	115.3	105.3	92.5	103.8	138.3
Prepaid expenses and other current assets	21.0	19.6	23.8	27.0	20.6
Discontinued operations’ current assets	—	30.6	193.7	245.9	379.4

Total current assets	287.3	321.9	426.0	516.6	759.2
Investments in and advances to unconsolidated affiliate	12.6	16.7	13.1	15.2	18.9
Property, plant, and equipment — net	223.4	214.6	230.1	255.3	294.4
Restricted proceeds from sale of commodity interests	—	280.8	—	—	—
Personal injury-related insurance recoveries receivable	965.5	967.0	465.4	484.0	501.2
Goodwill	11.4	11.4	11.4	11.4	11.4
Other assets	38.7	31.1	43.7	126.3	149.9
Discontinued operations’ long-term assets	—	38.9	433.8	816.6	1,008.7

Total	$1,538.9	$1,882.4	$1,623.5	$2,225.4	$2,743.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise —
Current liabilities:
Accounts payable and accruals	$149.6	$175.3	$98.4	$93.7	$274.4
Accrued postretirement medical benefit obligation — current portion	—	—	32.5	60.2	62.0
Payable to affiliate	14.8	14.7	11.4	11.2	10.9
Long-term debt — current portion	1.1	1.2	1.3	.9	173.5
Discontinued operations’ current liabilities	2.1	57.7	177.5	167.6	282.6

Total current liabilities	167.6	248.9	321.1	333.6	803.4
Long-term liabilities	42.0	32.9	59.4	55.7	808.8
Accrued postretirement medical benefit obligation	—	—	—	—	642.2
Long-term debt	1.2	2.8	2.2	20.7	678.7
Discontinued operations’ liabilities, including liabilities subject to compromise and minority interests	68.5	26.4	208.7	226.4	251.0

	279.3	311.0	591.4	636.4	3,184.1
Liabilities subject to compromise	4,400.1	3,954.9	2,770.1	2,673.9	—
Minority interests	.7	.7	.7	.7	.7
Stockholders’ equity:
Common stock	.8	.8	.8	.8	.8
Additional capital	538.0	538.0	539.1	539.9	539.1
Accumulated deficit	(3,671.2)	(2,917.5)	(2,170.7)	(1,382.4)	(913.7)
Accumulated other comprehensive income (loss)	(8.8)	(5.5)	(107.9)	(243.9)	(67.3)

Total stockholders’ equity	(3,141.2)	(2,384.2)	(1,738.7)	(1,085.6)	(441.1)

Total	$1,538.9	$1,882.4	$1,623.5	$2,225.4	$2,743.7

(1)	Prepared on a “going concern” basis. See Notes 1 and 2 of Notes to Consolidated Financial Statements for a discussion of the possible impact of the Cases. Also, as more fully discussed in Note 1 of Notes to Consolidated Financial Statements, the Company expects that, upon emergence from the Cases, fresh start accounting would be applied which would adversely affect comparability of the December 31, 2005 balance sheet to the balance sheet of the entity upon emergence.

(2)	The Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The consolidated financial data has been derived from the audited consolidated financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

FIVE-YEAR FINANCIAL DATA
UNAUDITED STATEMENTS OF CONSOLIDATED INCOME (LOSS)(1)(2)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In millions of dollars, except share amounts)

Net sales	$1,089.7	$942.4	$710.2	$709.0	$889.5

Costs and expenses:
Cost of products sold	951.1	852.2	681.2	671.4	823.4
Depreciation and amortization	19.9	22.3	25.7	32.3	32.1
Selling, administrative, research and development, and general	50.9	92.3	92.5	118.6	93.7
Other operating charges, net	8.0	793.2	141.6	31.8	30.1

Total costs and expenses	1,029.9	1,760.0	941.0	854.1	979.3

Operating income (loss)	59.8	(817.6)	(230.8)	(145.1)	(89.8)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $95.0 in 2005, 2004 and 2003, respectively, and $84/0 in 2002)	(5.2)	(9.5)	(9.1)	(19.0)	(106.2)
Reorganization items	(1,162.1)	(39.0)	(27.0)	(33.3)	—
Other — net	(2.4)	4.2	(5.2)	(.9)	(68.7)

Loss before income taxes and discontinued operation	(1,109.9)	(861.9)	(272.1)	(198.3)	(264.7)
Provision for income taxes	(2.8)	(6.2)	(1.5)	(4.4)	(523.4)
Minority interests	—	—	—	—	(.2)

Loss from continuing operations	(1,112.7)	(868.1)	(273.6)	(202.7)	(788.3)

Discontinued operations:
Loss from discontinued operation, net of income taxes and minority interests	(2.5)	(5.3)	(514.7)	(266.0)	165.3
Gain from sale of commodity interests	366.2	126.6	—	—	163.6

Income (loss) from discontinued operations	363.7	121.3	(514.7)	(266.0)	328.9

Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	(4.7)	—	—	—	—

Net loss	$(753.7)	$(746.8)	$(788.3)	$(468.7)	$(459.4)

Earnings (loss) per share — Basic/Diluted:(3)
Loss from continuing operations	$(13.97)	$(10.88)	$(3.41)	$(2.52)	$(9.82)

Income (loss) from discontinued operations	$4.57	$1.52	$(6.42)	$(3.30)	$4.09

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$(.06)	$—	$—	$—	$—

Net loss	$(9.46)	$(9.36)	$(9.83)	$(5.82)	$(5.73)

Dividends per common share	$—	$—	$—	$—	$—

Weighted average shares outstanding (000):(3)
Basic	79,675	79,815	80,175	80,578	80,235
Diluted	79,675	79,815	80,175	80,578	80,235

(1)	Prepared on a “going concern” basis. See Notes 1 and 2 of Notes to Consolidated Financial Statements for a discussion of the possible impact of the Cases.

(2)	The Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The consolidated financial data has been derived from the audited consolidated financial statements.

(3)	Earnings (loss) per share and share information may not be meaningful because, pursuant to the Kaiser Aluminum Amended Plan, the equity interests of the Company’s existing stockholders are expected to be cancelled without consideration.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of the Company’s management, including the principal executive officer and principal financial officer. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective except as described below.

During the final reporting and closing process relating to our first quarter of 2005, we evaluated the accounting treatment for the VEBA payments and concluded that such payments should be presented as a period expense. As more fully discussed in Note 16 of the Notes to Consolidated Financial Statements, during our reporting and closing process relating to the preparation of the December 31, 2005 financial statements and analyzing the appropriate post-emergence accounting treatment for the VEBA payments, the Company concluded that the VEBA payments made in 2005 should be presented as a reduction of pre-petition retiree medical obligations rather than as a period expense. While the incorrect accounting treatment employed relating to the VEBA payments does indicate a deficiency in the Company’s internal controls over financial reporting such deficiency was remediated during the final reporting and closing process in connection with the preparation of the December 31, 2005 financial statements.

During the final reporting and closing process relating to the preparation of the December 31, 2005 financial statements, the Company concluded that our controls and procedures were not effective as of the end of the period covered by this report because a material weakness in internal control over financial reporting exists relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Specifically, we lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed effectively such that each of the complex documentation requirements for hedge accounting treatment set forth in SFAS No. 133 were evaluated appropriately. More specifically, the Company’s documentation did not comply with the SFAS No. 133 in respect to the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transaction to which they relate. The Company believed that the derivatives it was using would qualify for the “short-cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction.

Management has concluded that, had the Company completed its documentation in strict compliance with SFAS No. 133, the derivative transactions would have qualified for “hedge” (e.g. deferral) treatment. The rules provide that, once de-designation has occurred, the Company can modify its documentation and re-designate the derivative transactions as “hedges” and, if appropriately documented, re-qualify the transactions for prospectively deferring changes in market fluctuations after such corrections are made.

The Company is working to modify its documentation and to re-qualify open and post 2005 derivative transactions for treatment as hedges beginning in the second quarter of 2006. Specifically, the Company will, as a part of the re-designation process, modify the documentation in respect of all its derivative transactions to require the “long form” method of testing and supporting correlation. The Company also intends to have outside experts review its revised documentation once completed and to use such experts to perform reviews of documentation in respect of any new forms of documentation on future transactions and to do periodic reviews to help reduce the risk that other instances of non-compliance with SFAS No. 133 will occur. However, as SFAS No. 133 is a highly complex document and different interpretations are possible, absolute assurances cannot be provided that such improved controls will prevent any/all instances of non-compliance.

As a result of the material weakness, we have restated our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. In light of these restatements, our management, including our principal executive officer and principal financial officer has determined that this deficiency constituted a material weakness in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting.  The Company relocated its corporate headquarters from Houston, Texas to Foothill Ranch, California, where the Fabricated Products business unit, the Company’s core business, is headquartered. Staff transition occurred starting in late 2004 and was ongoing primarily during the first half of 2005. A small core group of Houston corporate personnel were retained throughout 2005 to supplement the Foothill Ranch staff and handle certain of the remaining Chapter 11-related matters. During the second half of 2005, the monthly and quarterly accounting, financial reporting and consolidation processes were thought to have functioned adequately.

As previously announced, in January 2006, the Company’s Vice President (“VP”) and Chief Financial Officer (“CFO”) resigned. His decision to resign was based on a personal relationship with another employee, which the Company determined to be inappropriate. The resignation was in no way related to the Company’s internal controls, financial statements, financial performance or financial condition. The Company formed the “Office of the CFO” and split the CFO’s duties between the Company’s Chief Executive Officer and two long tenured financial officers, the VP-Treasurer and VP-Controller. In February 2006, a person with a significant corporate accounting role resigned. This person’s duties were split between the VP-Controller and other key managers in the corporate accounting group. The Company also used certain former personnel to augment the corporate accounting team and is working on more permanent arrangements.

While the Company believes that the Company’s corporate internal accounting controls and its controls over financial reporting have operated satisfactorily except as described above, these changes have made the yearend accounting and reporting process more difficult due to the combined loss of the two individuals and reduced amounts of institutional knowledge in the new corporate accounting group. The Company believes that it has addressed all material matters necessary for this report, but notes that the level of assurance it has over internal accounting and financial accounting control is not as strong as desired or as in past periods.

Item 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current Directors and Executive Officers

The following table sets forth certain information, as of March 24, 2006, with respect to the executive officers and directors of the Company and KACC. All officers and directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal. The Company’s plan of reorganization contemplates the term of each of the current directors (other than Mr. Hockema) to end upon the Company’s emergence from Chapter 11.

Name	Positions and Offices with the Company and KACC*

Jack A. Hockema	President, Chief Executive Officer and Director
John Barneson	Senior Vice President and Chief Administrative Officer
Edward F. Houff	Chief Restructuring Officer
John M. Donnan	Vice President, Secretary and General Counsel
Daniel D. Maddox	Vice President and Controller
Daniel J. Rinkenberger	Vice President and Treasurer
Robert J. Cruikshank	Director
George T. Haymaker, Jr	Chairman of the Board and Director
Charles E. Hurwitz	Director
Ezra G. Levin	Director
John D. Roach	Director

*	All named individuals hold the same positions and offices with both the Company and KACC.

Jack A. Hockema.  Mr. Hockema, age 59, was elected to the position of President and Chief Executive Officer and as a director of the Company and KACC in October 2001. He previously served as Executive Vice President and President of Kaiser Fabricated Products of KACC from January 2000 until October 2001, and Executive Vice President of the Company from May 2000 until October 2001. He served as Vice President of the Company from May 1997 until May 2000. Mr. Hockema was Vice President of KACC and President of Kaiser Engineered Products from March 1997 until January 2000. He served as President of Kaiser Extruded Products and Engineered Components from September 1996 to March 1997. Mr. Hockema served as a consultant to KACC and acting President of Kaiser Engineered Components from September 1995 until September 1996. Mr. Hockema was an employee of KACC from 1977 to 1982, working at KACC’s Trentwood facility, and serving as plant manager of its former Union City, California can plant and as operations manager for Kaiser Extruded Products. In 1982, Mr. Hockema left KACC to become Vice President and General Manager of Bohn Extruded Products, a division of Gulf+Western, and later served as Group Vice President of American Brass Specialty Products until June 1992. From June 1992 until September 1996, Mr. Hockema provided consulting and investment advisory services to individuals and companies in the metals industry.

John Barneson.  Mr. Barneson, age 55, was elected to the position of Senior Vice President and Chief Administrative Officer of the Company and KACC effective August 2001. He previously served as Vice President and Chief Administrative Officer of the Company and KACC from December 1999 through August 2001. He served as Engineered Products Vice President of Business Development and Planning from September 1997 until December 1999. Mr. Barneson served as Flat-Rolled Products Vice President of Business Development and Planning from April 1996 until September 1997. Mr. Barneson has been an employee of KACC since September 1975 and has held a number of staff and operation management positions within the Flat-Rolled and Engineered Products business units.

Edward F. Houff.  Mr. Houff, age 59, was elected to the position of Senior Vice President and Chief Restructuring Officer of the Company and KACC effective January 2005. On August 15, 2005, Mr. Houff’s employment with KACC terminated in anticipation of the emergence of the Company and KACC from bankruptcy and Mr. Houff continued to serve in his capacity as Chief Restructuring Officer pursuant to the terms of a non-exclusive consulting agreement. Mr. Houff previously served as Vice President and General Counsel of the

Company and KACC from April 2002 through December 2004, and Secretary of the Company and KACC from October 2002 through December 2004. He served as Acting General Counsel of the Company and KACC from February 2002 until April 2002, and Deputy General Counsel for Litigation of the Company and KACC from October 2001 until February 2002. Mr. Houff was President and Managing Shareholder of the law firm Church & Houff, P.A. in Baltimore, Maryland from April 1989 through September 2001.

John M. Donnan.  Mr. Donnan, age 45, was elected to the position of Vice President, Secretary and General Counsel of the Company and KACC effective January 2005. Mr. Donnan joined the legal staff of the Company and KACC in 1993 and was named Deputy General Counsel of the Company and KACC in 2000. Prior to joining KACC, Mr. Donnan was an associate in the Houston, Texas office of the law firm of Chamberlain, Hrdlicka, White, Williams & Martin.

Daniel D. Maddox.  Mr. Maddox, age 46, was elected to the position of Vice President and Controller of the Company effective September 1998, and of KACC effective July 1998. He served as Controller, Corporate Consolidation and Reporting of the Company and KACC from October 1997 through September 1998 and July 1998, respectively. Mr. Maddox previously served as Assistant Corporate Controller of the Company from May 1997 to September 1997, and of KACC from June 1997 to September 1997, and Director External Reporting of KACC from June 1996 to May 1997. Mr. Maddox was with Arthur Andersen LLP from 1982 until joining KACC in June 1996.

Daniel J. Rinkenberger.  Mr. Rinkenberger, age 47, was elected to the position of Vice President and Treasurer of the Company and KACC effective January 2005. He previously served as Vice President of Economic Analysis and Planning of the Company and KACC from February 2002 through December 2004. He served as Vice President, Planning and Business Development of Kaiser Fabricated Products of KACC from June 2000 through February 2002. Prior to that, he served as Vice President, Finance and Business Planning of Kaiser Flat-Rolled Products of KACC from February 1998 to February 2000, and as Assistant Treasurer of the Company and KACC from January 1995 through February 1998.

Robert J. Cruikshank.  Mr. Cruikshank, age 75, has served as a director of the Company and KACC since January 1994. In addition, Mr. Cruikshank has been a director of MAXXAM since May 1993. Mr. Cruikshank was a Senior Partner in the international public accounting firm of Deloitte & Touche from December 1989 until his retirement in March 1993. Mr. Cruikshank served on the board of directors of Deloitte Haskins & Sells from 1981 to 1985 and as Managing Partner of the Houston, Texas office from June 1974 until its merger with Touche Ross & Co. in December 1989. Mr. Cruikshank also serves as a director of Encysive Pharmaceuticals Inc. (formerly Texas Biotechnology Corp), a biopharmaceutical company; a trust manager of Weingarten Realty Investors; and as advisory director of Compass Bank Houston.

George T. Haymaker, Jr.  Mr. Haymaker, age 68, has been a director of the Company since May 1993, and of KACC since June 1993. He was named as non-executive Chairman of the Board of the Company and KACC effective October 2001. Mr. Haymaker served as Chairman of the Board and Chief Executive Officer of the Company and KACC from January 1994 until January 2000, and as non-executive Chairman of the Board of the Company and KACC from January 2000 through May 2001. He served as President of the Company from May 1996 through July 1997, and of KACC from June 1996 through July 1997. From May 1993 to December 1993, Mr. Haymaker served as President and Chief Operating Officer of the Company and KACC. Mr. Haymaker also is a director of 360networks Corporation, a provider of broadband network services; Flowserve Corporation, a provider of valves, pumps and seals; a director of CII Carbon, LLC., a producer of calcined coke; a director of Hayes Lemmerz International, Inc., a provider of automotive and commercial vehicle components; non-executive Chairman of the Board of Directors of Safelite Glass Corp., a provider of automotive replacement glass; and a director of SCP Pool Corp., a distributor of swimming pool supplies and products. Since July 1987, Mr. Haymaker has been a director, and from February 1992 through March 1993 was President, of Mid-America Holdings, Ltd. (formerly Metalmark Corporation), which is in the business of semi-fabrication of aluminum extrusions.

Charles E. Hurwitz.  Mr. Hurwitz, age 65, has served as a director of the Company since October 1988, and of KACC since November 1988. From December 1994 until April 2002, he served as Vice Chairman of KACC. Mr. Hurwitz also has served as a member of the Board of Directors and the Executive Committee of MAXXAM since August 1978 and was elected Chairman of the Board and Chief Executive Officer of MAXXAM in March

1980. From January 1993 to January 1998, he also served MAXXAM as President. Mr. Hurwitz was Chairman of the Board and Chief Executive Officer of Federated Development Company, a Texas corporation, from January 1974 until its merger in February 2002 into Federated Development, LLC (“FDLLC”), a wholly owned subsidiary of Giddeon Holdings, Inc. (“Giddeon Holdings”). Mr. Hurwitz is the President and Director of Giddeon Holdings, a principal stockholder of MAXXAM, which is primarily engaged in the management of investments. Mr. Hurwitz also has been, since its formation in November 1996, Chairman of the Board, President and Chief Executive Officer of MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM and part of MAXXAM’s forest products operations (“MGHI”).

Ezra G. Levin.  Mr. Levin, age 72, has been a director of the Company since July 1991. He has been a director of KACC since November 1988, and a director of MAXXAM since May 1978. Mr. Levin also served as a director of the Company from April 1988 to May 1990. Mr. Levin has served as a director of The Pacific Lumber Company since February 1993, and as a manager on the Board of Managers of Scotia Pacific Company LLC since June 1998, each of which is a wholly owned subsidiary of MAXXAM and is engaged in forest products operations. Mr. Levin is a member and co-chair of the law firm of Kramer Levin Naftalis & Frankel LLP. He has held leadership roles in various legal and philanthropic capacities and also has served as visiting professor at the University of Wisconsin Law School and Columbia College.

John D. Roach.  Mr. Roach, age 62, has been a director of the Company and KACC since April 2002. Since August 2001, Mr. Roach has been the Chairman and Chief Executive Officer of Stonegate International, Inc., a private investment and advisory services firm. From March 1998 to September 2001, Mr. Roach was the Chairman, President and Chief Executive Officer of Builders FirstSource, Inc., a distributor of building products to production homebuilders. From July 1991 to July 1997, Mr. Roach served as Chairman, President and Chief Executive Officer of Fibreboard Corporation. From 1988 to July 1991, he was Executive Vice President of Manville Corporation. Mr. Roach also serves as a director of Material Sciences Corp., a provider of materials-based solutions; PMI Group, Inc., a provider of credit enhancement products and lender services; and URS Corporation, an engineering firm. He is also Executive Chairman of the board of directors of Unidare US Inc., a wholesale supplier of industrial, welding and safety products.

Post — Emergence Directors

Pursuant to the Kaiser Aluminum Amended Plan, the terms of Messrs. Cruikshank, Haymaker, Hurwitz, Levin and Roach as directors of the Company and KACC will end upon the emergence of the Company and KACC from bankruptcy. The following table sets forth certain information, as of March 24, 2006, with respect to each person who is expected to serve on the board of directors of the Company upon emergence. As indicated in the table, the Company will have a classified board upon emergence with three classes, Class I, Class II and Class III, with terms expiring in 2007, 2008 and 2009, respectively. The anticipated class of each person is also reflected in the table.

Name	Anticipated Class

Alfred E. Osborne, Jr., Ph.D.	Class I
Jack Quinn	Class I
Thomas M. Van Leeuwen	Class I
George Becker	Class II
Jack A. Hockema	Class II
Georganne C. Proctor	Class II
Brett Wilcox	Class II
Carl B. Frankel	Class III
Teresa A. Hopp	Class III
William F. Murdy	Class III

George Becker.  Mr. Becker, age 77, was with the United Steel Workers of America (the “USW”) for more than fifty years until his retirement in 2001, where he served as two terms as its President, two terms as USW International Vice President and two terms as International Vice President of Administration. Mr. Becker is

currently chairman of the labor advisory committee to the U.S. Trade Representative and the Department of Labor. He is also a member of the United States — China Economic & Security Review Commission. Mr. Becker previously served as an AFL-CIO vice president, chairing the AFL-CIO Executive Council’s key economic policy committee. During that time Mr. Becker also served as an executive member of the International Metalworkers Federation and Chairman of the World Rubber Council of the International Federation of Chemical, Energy, Mine and General Workers’ Unions.

Carl B. Frankel.  Mr. Frankel, age 71, was General Counsel to the USW from May 1997 until his retirement in September 2000. Before that, Mr. Frankel served as Assistant General Counsel and Associate General Counsel of the USW for 29 years. From 1987 through 1999, Mr. Frankel served at the staff level of the Collective Bargaining Forum, a government sponsored tripartite committee consisting of government, union and employer representatives designed to improve labor relations in the United States. Mr. Frankel is also an elected fellow of the College of Labor and Employment Lawyers and currently serves as a member of the board of directors of LTV Steel Corporation.

Teresa A. Hopp.  Ms. Hopp, age 46, prior to her retirement in 2001, was the Chief Financial Officer for Western Digital Corporation, a hard disk manufacturer, from September 1999 to October 2001 and its Vice President, Finance from September 1998 to September 1999. Prior to her employment with Western Digital Corporation, Ms. Hopp was an audit partner for Ernst & Young LLP from October 1994 through September 1998. Ms. Hopp currently serves as a board member for On Assignment, Inc.

William F. Murdy.  Mr. Murdy, age 64, has been the Chairman and Chief Executive Officer of Comfort Systems USA, a commercial heating, ventilation, and air conditioning constriction and service company, since June 2000. Mr. Murdy previously served as President and Chief Executive Officer of Club Quarters; and Chairman, President and Chief Executive Officer of Landcare USA, Inc. Mr. Murdy has also served as President and Chief Executive Officer of General Investment & Development, and as President and Managing General Partner with Morgan Stanley Venture Capital, Inc. He previously served as Senior Vice President and Chief Operating Officer of Pacific Resources, Inc. Mr. Murdy currently serves on the board of directors of Comfort Systems USA and UIL Holdings Corp.

Alfred E. Osborne, Jr., Ph.D.  Dr. Osborne, age 60, has been the Senior Associate Dean at the UCLA Anderson School of Management since July 2003 and an Associate Professor of Global Economics and Management since July 1978. From July 1987 to June 2003, Dr. Osborne served as the Director of The Harold Price Center for Entrepreneurial Studies at the UCLA Anderson School of Management. He also served as Associate Professor of Global Economics and Management, and Faculty Director of The Head Start Johnson & Johnson Management Fellows Program. Dr. Osborne currently serves on the board of directors of Nordstrom, Inc. , K2, Inc., EMAK Worldwide, Inc., Wedbush, Inc., FPA New Income Fund Inc., FPA Capital Fund Inc. and FPA Crescent Fund, Inc. and serves as a trustee of the WM Group of Funds.

Georganne C. Proctor.  Ms. Proctor, age 49, was the Executive Vice President — Finance for Golden West Financial Corp., a financial thrift and holding company of World Savings Bank, from February 2003 until her retirement in April 2005. From July 1997 through September 2002, Ms. Proctor was Senior Vice President, Chief Financial Officer and a member of the board of directors of Bechtel Group, Inc. and served as the Vice President and Chief Financial Officer of Bechtel Enterprises, one of its subsidiaries, from June 1994 through June 1997. From 1991 through 1994, Ms. Proctor was Director of Project and Division Finance of Walt Disney Imagineering and Director of Finance & Accounting for Buena Vista Home Video International. Ms. Proctor currently serves on the board of directors of Redwood Trust, Inc.

Jack Quinn.  Mr. Quinn, age 54, has been the President of Cassidy & Associates, a government relations firm, since January 2005. From January 1993 to January 2005, Mr. Quinn served as a United States Congressman for the state of New York. While in Congress Mr. Quinn was Chairman of the Transportation and Infrastructure Subcommittee on Railroads. He was also a senior member of the Transportation Subcommittees on Aviation, Highways and Mass Transit. In addition, Mr. Quinn was Chairman of the Executive Committee of the Congressional Steel Caucus. Mr. Quinn currently serves as a trustee of the AFL-CIO Housing Investment Trust.

Thomas M. Van Leeuwen.  Mr. Van Leeuwen, age 49, served as a Director — Senior Equity Research Analyst for Deutsche Bank Securities Inc. from March 2001 until his retirement in May 2002. Prior to that, Mr. Van Leeuwen served as a Director — Senior Equity Research Analyst for Credit Suisse First Boston from May 1993 to November 2000. Prior to that time, Mr. Van Leeuwen was First Vice President of Equity Research with Lehman Brothers.

Brett E. Wilcox.  Mr. Wilcox, age 52, has been an executive consultant for a number of metals and energy companies since 2005. From 1986 until 2005, Mr. Wilcox served as Chief Executive Officer of Golden Northwest Aluminum Company and its predecessors. Golden Northwest Aluminum Company, together with its subsidiaries, filed a petition for reorganization under the Code on December 22, 2003. Mr. Wilcox has also served as Executive Director of Direct Services Industries, Inc., a trade association of large aluminum and other energy-intensive companies; an attorney with Preston, Ellis & Gates in Seattle, Washington; Vice Chairman of the Oregon Progress Board; a member of the Oregon Governors’s Comprehensive Review of the Northwest Regional Power System; a member of the Oregon Governor’s Task Forces on structure and efficiency of state government, employee benefits and compensation, and government performance and accountability. Mr. Wilcox serves as a director of Oregon Steel Mills, Inc.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that each of Messrs. Cruikshank and Roach, members of the Audit Committee of the Company’s Board of Directors, satisfies the Securities and Exchange Commission’s criteria to serve as an “audit committee financial expert.” The Company’s securities currently are not listed on any exchange. However, the Board of Directors has determined that each of Messrs. Cruikshank, Levin and Roach meet the independence standards set forth in the listing requirements of both of the New York Stock Exchange and the Nasdaq Stock Market, Inc.

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
Kaiser Aluminum Corporation
27422 Portola Parkway, Suite 350
Foothill Ranch, California 92610-2831

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no other Forms 5 were required, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements for the year 2005.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Although certain plans or programs in which executive officers of the Company participate are jointly sponsored by the Company and KACC, executive officers of the Company generally are directly employed and compensated by KACC. The following table sets forth compensation information, cash and non-cash, for each of the Company’s last three completed fiscal years with respect to the Company’s Chief Executive Officer and the five most highly compensated executive officers other than the Chief Executive Officer for the year 2005 (collectively referred to as the “Named Executive Officers”).

								Long-Term Compensation
		Annual Compensation						Awards		Payouts
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)
						Other		Restricted	Securities
						Annual		Stock	Underlying	LTIP	All Other
Name and Principal		Salary		Bonus		Compensation		Award(s)	Options/	Payouts	Compensation
Position	Year	($)		($)		($)(1)		($)	SARS #	($)(2)	($)

Jack A. Hockema	2005	730,000		600,000		—		-0-	-0-	-0-	23,193	(3)
President and Chief	2004	730,000		378,500		—		-0-	-0-	-0-	199,193	(3)(4)(5)
Executive Officer	2003	730,000		-0-		—		-0-	-0-	-0-	365,000	(4)
Edward F. Houff	2005	250,000	(6)	103,125	(7)	—		-0-	-0-	-0-	1,480,777	(3)(8)
Chief Restructuring	2004	400,000		218,750	(7)	—		-0-	-0-	-0-	118,450	(3)(4)
Officer	2003	400,000		125,000	(7)	—		-0-	-0-	-0-	200,000	(4)

John Barneson	2005	275,000		150,000		—		-0-	-0-	-0-	23,875	(3)
Senior Vice President	2004	275,000		94,625		—		-0-	-0-	-0-	81,200	(3)(4)
and Chief	2003	275,000		-0-		—		-0-	-0-	-0-	125,000	(4)
Administrative Officer
John M. Donnan	2005	260,000		108,000		—		-0-	-0-	-0-	20,733	(3)
Vice President,	2004	200,000		45,420		—		-0-	-0-	-0-	109,000	(3)(4)
General Counsel	2003	200,000		-0-		—		-0-	-0-	-0-	200.000	(4)
and Secretary
Daniel D. Maddox	2005	200,000		84,000		—		-0-	-0-	-0-	19,720	(3)
Vice President	2004	200,000		52,990		—		-0-	-0-	-0-	116,000	(3)(4)
and Controller	2003	200,000		-0-		24,721	(9)	-0-	-0-	-0-	200,000	(4)
Kerry A. Shiba	2005	270,000		114,000		—		-0-	-0-	-0-	20,825	(3)
Former Vice President	2004	242,500		68,130		—		-0-	-0-	-0-	118,925	(3)(4)
and Chief Financial	2003	190,000		-0-		—		-0-	-0-	-0-	190,000	(4)
Officer(10)

(1)	Except as otherwise indicated for Mr. Maddox in 2003, excludes perquisites and other personal benefits, which in the aggregate amount do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

(2)	Awards under the Company’s long-term incentive plan are generally payable in two installments — the first on the date the Company emerges from bankruptcy and the second one year later. Awards under the program are forfeited if the participant voluntarily terminates his or her employment (other than normal retirement) prior to the scheduled payment dates. For additional information, see discussion under “Long Term Incentive Plans — Awards in Last Fiscal Year” and “Employment Contracts, Retention Plan and Agreements and Termination of Employment and Change-in-Control Arrangements — Long-Term Incentive Plan” below.

(3)	Includes contributions under the Company’s Salaried Savings Plan made with respect to 2004 and 2005, respectively, in the amount of $16,400 and $23,983 for Mr. Hockema; $18,450 and $5,162 for Mr. Houff; $18,700 and $23,875 for Mr. Barneson; $9,000 and $20,733 for Mr. Donnan; $16,000 and $19,720 for Mr. Maddox; and $23,925 and $20,825 for Mr. Shiba. For additional information, see discussion under “Employment Contracts, Retention Plan and Agreements and Termination of Employment and Change-in-Control Arrangements — Kaiser Salaried Savings Plans” below.

(4)	Includes retention payments made during 2004 and 2003, respectively, under the Court approved Key Employee Retention Program in the amount of $182,500 and $365,000 for Mr. Hockema; $100,000 and $200,000 for Mr. Houff; $62,500 and $125,000 for Mr. Barneson; $100,000 and $200,000 for Mr. Donnan; $100,000 and $200,000 for Mr. Maddox; and $95,000 and $190,000 for Mr. Shiba. As described in more detail below, the program was not extended beyond March 2004 and no further retention payments were made after March 2004. In addition to such retention amounts, pursuant to the terms of the Key Employee Retention Program, KACC is withholding additional retention payments with respect to the years 2004, 2003 and 2002, respectively, for each of Messrs. Hockema and Barneson as follows: $182,333, $365,000 and $182,333 for Mr. Hockema; and $62,500, $125,000 and $62,500 for Mr. Barneson. Payment of such additional retention amounts generally is subject to, among other conditions, KACC’s emergence from chapter 11 and the timing thereof. For additional information, see discussion under “Employment Contracts, Retention Plan and

Agreements and Termination of Employment and Change-in-Control Arrangements — Kaiser Retention Plan and Agreements” below.

(5)	Includes $293 paid to Mr. Hockema for unused allowances under the Company’s benefit program.

(6)	Reflects the base salary paid to Mr. Houff in 2005 through the termination of his employment on August 15, 2005.

(7)	Under the terms of his employment agreement, Mr. Houff was guaranteed a bonus of $125,000 annually. Includes additional short term incentive payments made to Mr. Houff in respect of 2004 and 2005 in the amount of $93,755 and $25,000, respectively.

(8)	Includes $1,200,000 in the form of payments made to Mr. Houff in 2005 in connection with the termination of his employment and $275,614 in the form of payments to Mr. Houff under the terms of Mr. Houff’s non-exclusive consulting agreement for services provided in 2005. For additional information, see discussion under “Employment Contracts, Retention Plan and Agreements and Termination of Employment and Change-in-Control Arrangements — Kaiser Retention Plan and Agreements” below.

(9)	Includes an auto allowance of $22,217 and personal use of company car of $2,504

(10)	Mr. Shiba resigned effective as of January 23, 2006.

Option/SAR Grants in Last Fiscal Year

The Company did not issue any stock options or SARs during the year 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The table below provides information on an aggregated basis concerning each exercise of stock options during the fiscal year ended December 31, 2005, by each of the Company’s Named Executive Officers, and the 2005 fiscal year-end value of unexercised options. During 2005, the Company did not have any SARs outstanding. Pursuant to the Kaiser Aluminum Amended Plan, the equity interests of the Company’s existing stockholders are expected to be cancelled without consideration. Upon any such cancellation, any options to purchase the Company’s Common Stock from the Company also are expected to be cancelled.

(a)	(b)	(c)	(d)				(e)
			Number of Securities				Value of Unexercised
	Shares		Underlying Unexercised				in-the-Money
	Acquired on	Value	Options/SARs at Fiscal Year				Options/SARs at Fiscal
	Exercise	Realized	End(#)				Year-End ($)
Name	(#)	($)	Exercisable		Unexercisable		Exercisable		Unexercisable

Jack A. Hockema	-0-	-0-	375,770	(1)	28,184	(1)	—	(2)	—	(2)
Edward F. Houff	-0-	-0-	-0-		-0-		—	(2)	—	(2)
John Barneson	-0-	-0-	-0-		-0-		-0-		-0-
John M. Donnan	-0-	-0-	-0-		-0-		-0-		-0-
Daniel D. Maddox	-0-	-0-	35,715	(1)	-0-		—	(2)	—	(2)
Kerry A. Shiba	-0-	-0-	-0-		-0-		-0-		-0-

(1)	Represents shares of the Company’s Common Stock underlying stock options.

(2)	No value is shown because the exercise price is higher than the closing price of $0.03 per share of the Company’s Common Stock on the OTC Bulletin Board on December 30, 2005.

Long-Term Incentive Plans — Awards in Last Fiscal Year

During 2002, the Company adopted, and the Court approved as part of the Key Employee Retention Program discussed below, a cash-based long-term incentive program under which participants became eligible to receive an award based on the attainment by the Company of sustained cost reductions above a stipulated threshold for the period 2002 through emergence from bankruptcy (the “Long-Term Incentive Plan”). Although awards have been earned under the Long-Term Incentive Program for each of 2002, 2003, 2004 and 2005, no payments have been made and the awards remain subject to forfeiture. The following table and accompanying footnotes further describe the awards that may be earned by the Named Executive Officers under the Long-Term Incentive Program. For additional information concerning the Long-Term Incentive Plan, see “Employment Contracts, Retention Plan and Agreements and Termination of Employment and Change-in-Control Arrangements — Long-Term Incentive Plan” below.

			Estimated Future Payouts
			Under Non-Stock Price-Based Plans
(a)	(b)	(c)	(d)	(e)		(f)
		Performance
	Number	or Other
	of Shares,	Periods Until
	Units or	Maturation
Name	Other Rights	or Payout	Threshold	Target(1)(3)		Maximum(1)(3)

Jack A. Hockema	N/A	(2)	(3)	$1,500,000		$4,500,000
Edward F. Houff	N/A	(2)	(3)	300,000		900,000
John Barneson	N/A	(2)	(3)	350,000		1,050,000
John M. Donnan	N/A	(2)	(3)	200,000		600,000	(4)
Daniel D. Maddox	N/A	(2)	(3)	100,000		300,000
Kerry A. Shiba	N/A	(2)	(3)	258,000	(5)	774,000	(5)

(1)	The target and maximum payout amounts in the table are per annum.

(2)	Awards are generally payable in two equal installments — the first on the date that the Company emerges from bankruptcy and the second on the one year anniversary of such date. Any awards earned under the program generally are forfeited if the participant voluntarily terminates his or her employment (other than at normal retirement) or is terminated for cause prior to the scheduled payment date.

(3)	Final amounts, if any, that may be paid under the program are generally not determinable until the end of the performance period. Subject to the foregoing, based on results during the applicable performance periods, awards for 2002, 2003, 2004 and 2005 are anticipated to be below the target amounts. In this regard, the aggregate anticipated awards for 2002 and 2003 are $2,247,043 for Mr. Hockema; $472,654 for Mr. Houff; $452,960 for Mr. Barneson; $141,796 for Mr. Donnan; and $157,551 for Mr. Maddox, representing average annual payouts ranging from 65% to 78% of the applicable targets. Average awards for 2004 and 2005 are generally expected to be more than 50% lower.

(4)	The initial target and maximum for Mr. Donnan were $90,000 and $270,000, respectively. These amounts were increased to the levels indicated in the table effective January 2005 in connection with Mr. Donnan’s promotion to General Counsel.

(5)	The initial target and maximum for Mr. Shiba were $90,000 and $270,000, respectively. These amounts were increased to $250,000 and $750,000, respectively, effective April 2004 in connection with Mr. Shiba’s promotion to Chief Financial Officer, and to the levels indicated in the table effective January 2005.

Defined Benefit Plans

Kaiser Retirement Plan.  KACC previously maintained a qualified, defined-benefit retirement plan (the “Kaiser Retirement Plan”) for salaried employees of KACC and co-sponsoring subsidiaries who met certain eligibility requirements. Effective December 17, 2003, the PBGC terminated the Kaiser Retirement Plan. One of the consequences of the termination was the termination of all benefit accruals under the Kaiser Retirement Plan. Another was the significant reduction of benefits available to certain executive officers, including Messrs. Hockema and Barneson, due to the limitation on benefits payable by the PBGC. The table below shows estimated annual retirement benefits which would have otherwise been payable under the terms of the Kaiser Retirement Plan to participants with the indicated years of credited service. These benefits are reflected (a) without reduction for the limitations imposed by Section 401(a)(17) and Section 415 of the Internal Revenue Code of 1986, as amended (the “Tax Code”) on qualified plans and before adjustment for the Social Security offset, thereby reflecting aggregate benefits to be received, subject to Social Security offsets and (b) without reduction for the limitation on benefits payable by the PBGC as a result of the involuntary termination of the Kaiser Retirement Plan ($43,977 annually for retirement at age 65 and $34,742 for retirement at age 62, the normal retirement age under the Kaiser Retirement Plan).

Average Annual	Years of Service
Remuneration	15	20	25	30	35

$250,000	$56,250	$75,000	$93,750	$112,500	$131,250
350,000	78,750	105,000	131,250	157,500	183,750
450,000	101,250	135,000	168,750	202,500	236,250
550,000	123,750	165,000	206,250	247,500	288,750
650,000	146,250	195,000	243,750	292,500	341,250
750,000	168,750	225,000	281,250	337,500	393,750
850,000	191,250	255,000	318,750	382,500	446,250
950,000	213,750	285,000	356,250	427,500	498,750
1,050,000	236,250	315,000	393,750	472,500	551,250

The estimated annual retirement benefits shown are based upon the assumptions that the provisions of the Kaiser Retirement Plan prior to its termination by the PBGC and the Kaiser Supplemental Benefits Plan prior to its amendment as of May 1, 2005 are in effect, that the participant retires at age 62, and that the retiree receives payments based on a straight-life annuity for his lifetime. Messrs. Hockema, Barneson, Donnan, Shiba and Maddox had 12.9, 29.8, 11.2, 6.5, and 8.5 years of credited service, respectively, on December 31, 2005. Mr. Houff is not a participant in either the Kaiser Retirement Plan or the Kaiser Supplemental Benefits Plan and Mr. Shiba’s participation terminated effective as of January 23, 2006. Monthly retirement benefits are determined by multiplying years of credited service (not in excess of 40) by the difference between 1.50% of average monthly compensation for the highest base period (of 36, 48 or 60 consecutive months, depending upon compensation level) in the last 10 years of employment and 1.25% of monthly primary Social Security benefits. Pension compensation covered by the Kaiser Retirement Plan and the Kaiser Supplemental Benefits Plan consisted of salary and bonus.

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

As a result of the termination of the Kaiser Retirement Plan by the PBGC, benefits payable to participants will be reduced to a maximum of $34,742 annually for retirement at age 62, lower for retirement prior to age 62, and higher for retirements after age 62 up to $43,977 at age 65, and participants will not accrue additional benefits. In addition, the PBGC will not make lump-sum payments to participants. Because of the PBGC limitation on benefits payable from the Kaiser Retirement Plan, the estimated benefits with respect to the Kaiser Retirement Plan for Messrs. Hockema and Barneson for retirement at age 62 are significantly reduced.

In the second quarter of 2005, KACC modified the terms of the “Salaried Savings Plan” (as defined below). See “— Salaried Savings Plan and Supplemental Retirement Plan.”

Kaiser Supplemental Benefits Plan.  Although the accrual of additional benefits terminated as of May 1, 2005, KACC maintains an unfunded, non-qualified Supplemental Benefits Plan (the “Kaiser Supplemental Benefits Plan”). Prior to May 1, 2005, the Kaiser Supplemental Benefits Plan restored benefits that would otherwise be paid from the Kaiser Retirement Plan or the Supplemental Savings and Retirement Plan, a qualified Section 401(k) plan

(the “Kaiser Savings Plan”), were it not for the limitations imposed by Section 401(a)(17) and Section 415 of the Tax Code. The Kaiser Supplemental Benefits Plan will not make up benefits lost with respect to the Kaiser Retirement Plan because of limitations on benefits payable by the PBGC. The accrual of benefits under the Kaiser Supplemental Benefits Plan were terminated in connection with the modifications to the Salaried Savings Plan. See “— Salaried Savings Plan and Supplemental Retirement Plan.” Prior to May 1, 2005, participation in the Kaiser Supplemental Benefits Plan was available to all employees and retirees of KACC and its subsidiaries whose benefits under the Kaiser Retirement Plan and Kaiser Savings Plan were likely to be affected by the limitations imposed by the Tax Code. Except as described below, each eligible participant is entitled to receive the benefits accrued in a lump sum 30 days after the date the participant terminates employment.

Pursuant to the Kaiser Key Employee Retention Program discussed below, participants under the Kaiser Supplemental Benefits Plan will forfeit their benefits if they voluntarily terminate their employment prior to the Company’s emergence from bankruptcy (other than normal retirement at age 62). Any claims by participants with respect to amounts not paid under the Kaiser Supplemental Benefits Plan will be resolved in the overall context of a plan of reorganization.

Kaiser Termination Payment Policy.  Most full-time salaried employees of KACC are eligible for benefits under an unfunded termination policy if their employment is involuntarily terminated, subject to a number of exclusions. The policy provides for lump-sum payments after termination ranging from one-half month’s salary for less than one year of service graduating to eight months’ salary for 30 or more years of service. As a result of the filing of the Cases, payments under the policy in respect of periods prior to the Filing Date generally cannot be made by KACC. Any claims for such pre-petition amounts will be resolved in the overall context of the Kaiser Aluminum Amended Plan. The Named Executive Officers and certain other participants in the Kaiser Key Employee Retention Plan waived their rights to any payments under the termination policy in connection with their participation in the Kaiser Key Employee Retention Plan.

Salaried Savings Plan and Supplemental Retirement Plan.   KACC maintains a qualified, defined- contribution retirement plan for salaried employees and retirees of KACC and adopting employees who have met certain eligibility requirements (i.e., the “Kaiser Savings Plan”). The Kaiser Savings Plan was amended and restated as of May 1, 2005. As amended, the Kaiser Savings Plan allows participants to make elective pre-tax deferrals of compensation up to the limits set forth in the Tax Code. In addition, participants, subject to the satisfaction of certain conditions, receive a (i) non-discretionary matching employer contribution in the amount of his or her pre-tax deferrals of compensation up to a maximum of 4% of his or her eligible compensation and (ii) an employer fixed rate contribution based on age of service as of January 1, 2004, the rates of which range from 2% to 10% of eligible compensation. The matching contribution and the employer fixed-rate contributions were made retroactively to participants in the Kaiser Savings Plan who were employed on both the first and last day of 2004 and who had at least 1,000 hours of service during 2004, and were also made retroactively to participants in the plan for the first four months of 2005. In order to receive the employer fixed-rate contribution for 2005, a participant was required to employed on the last day of 2005. Participants in the Kaiser Savings Plan are 100% vested at all times in their elective deferrals and any matching contributions. The fixed-rate contributions fully vest when an employee has five years of service.

In addition, in connection with the amendment and restatement of the Salaried Savings Plan, KACC expects to implement a non-qualified supplemental retirement plan which will restore contributions otherwise subject to Tax Code limitations. Funds under the plan will be set aside in a rabbi trust. When implemented, the plan will enable each participant to receive an aggregate amount equal to the benefits that he or she would have been entitled to receive under the Kaiser Savings Plan in the absence of Tax Code limitations.

Director Compensation

Each of the directors who is not an employee of the Company or KACC generally receives an annual base fee for services as a director. The base fee for the year 2005 was $50,000. During 2005, Messrs. Cruikshank, Hurwitz, Levin and Roach each received base compensation of $50,000. Mr. Haymaker’s compensation for 2005 was covered by a separate agreement with the Company and KACC, which is discussed below.

For the year 2005, non-employee directors of the Company and KACC who were directors of MAXXAM also received director or committee fees from MAXXAM. In addition, the non-employee Chairman of each of the Company’s and KACC’s committees (other than the Audit Committees) was paid a fee of $3,000 per year for services as Chairman. The fee paid to the Chairman of the Audit Committees was $10,000 per year. All non-employee directors also generally received a fee of $1,500 per day for Board meetings attended in person or by phone and $1,500 per day for committee meetings held in person or by phone on a date other than a Board meeting. Non-employee director members of the Company’s and KACC’s Executive Committees not covered by a separate agreement with the Company and KACC also were paid a fee of $6,000 per year for such services. In respect of 2005, Messrs. Cruikshank, Hurwitz, Levin and Roach received an aggregate of $87,500, $59,000, $96,500 and $97,500 respectively, in such fees from the Company and KACC in the form of cash payments.

James T. Hackett served as a director of the Company and KACC through February 28, 2005. Mr. Hackett was paid director fees in the amount of $8,333 for the period ended February 28, 2005. Mr. Hackett received additional fees for his service as Chairman of the Section 162(m) Compensation Committees for the period ended February 28, 2005 in the amount of $500. Mr. Hackett also received one payment of $1,500 for a meeting attended on February 15, 2005.

Non-employee directors are eligible to participate in the Kaiser 1997 Omnibus Stock Incentive Plan (the “1997 Omnibus Plan”). During 2005, no awards were made to non-employee directors under the 1997 Omnibus Plan.

Directors are reimbursed for travel and other disbursements relating to Board and committee meetings, and non-employee directors are provided accident insurance in respect of Company-related business travel. Subject to the approval of the Chairman of the Board, directors also generally may be paid ad hoc fees in the amount of $750 per one-half day or $1,500 per day for services other than attending Board and committee meetings that require travel in excess of 100 miles. No such payments were made for 2005.

The Company and KACC have a deferred compensation program in which all non-employee directors are eligible to participate. By executing a deferred fee agreement, a non-employee director may defer all or part of the fees from the Company and KACC for services in such capacity for any calendar year. The deferred fees are credited to a book account and are deemed “invested,” in 25% increments, in two investment choices: in phantom shares of the Company’s Common Stock and/or in an account bearing interest calculated using one-twelfth of the sum of the prime rate plus 2% on the first day of each month. If deferred, fees, including all earnings credited to the book account, are paid in cash to the director or beneficiary as soon as practicable following the date the director ceases for any reason to be a member of the Board, either in a lump sum or in a specified number of annual installments not to exceed ten, at the director’s election. No deferral elections were in effect during 2005 and there are no deferral elections currently in effect.

Fees to directors who also are employees of KACC are deemed to be included in their salary. Directors of the Company were also directors of KACC and received the foregoing compensation for acting in both capacities.

As of January 1, 2005 Mr. Haymaker, the Company and KACC entered into an agreement concerning the terms upon which Mr. Haymaker would continue to serve as a director and non-executive Chairman of the Boards of the Company and KACC through the earlier of December 31, 2005 and the effective date of the Company’s and KACC’s emergence from bankruptcy. Mr. Haymaker’s annual base compensation under the agreement is $50,000 for services as a director and $73,000 for services as non-executive Chairman of the Boards of the Company and KACC, inclusive of any Board and committee fees otherwise payable. All compensation under the agreement is paid in cash. Mr. Haymaker’s agreement has been extended through the earlier of June 30, 2006 and the effective date of the Company’s and KACC’s emergence from bankruptcy.

Employment Contracts, Retention Plan and Agreements and Termination of Employment and Change-in-Control Arrangements

Kaiser Key Employee Retention Program.  On September 3, 2002, the Court approved the Key Employee Retention Program (the “KERP”), consisting of the Kaiser Retention Plan, the Kaiser Severance Plan, the Kaiser Change in Control Severance Program and the Long-Term Incentive Plan discussed below.

Kaiser Retention Plan and Agreements.  Effective September 3, 2002, KACC adopted the Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan (the “Retention Plan”) and entered into retention agreements with certain key employees, including each of the Named Executive Officers.

In general, awards payable under the Retention Plan vested, as applicable, on September 30, 2002, March 31, 2003, September 30, 2003 and March 31, 2004 (the “Vesting Dates”). The retention agreements further provided that if the participant’s employment terminated within 90 days following the payment of any award for any reason other than death, disability, retirement on or after age 62 or termination without cause (as defined in the Retention Plan), he or she would be required to return the payment to KACC. The Retention Plan was not extended beyond March 2004. Except with respect to payments of the Withheld Amounts (as defined below) to Messrs. Hockema and Barneson, the clawback provisions have expired and no further payments are payable under the Retention Plan.

For Messrs. Hockema and Barneson, the amount vested on each of the Vesting Dates was equal to 62.5% of his base salary at the time of grant. Forty percent of the amount vested on each Vesting Date was paid in a lump sum on that date. Except as described below, of the remaining 60% of the vested amount (the “Withheld Amount”), (i) one third is payable in a lump sum on the date of KACC’s emergence from bankruptcy, and (ii) one third is payable in a lump sum on the first anniversary of the date of KACC’s emergence from bankruptcy. The remaining third has been forfeited because the date of KACC’s emergence from bankruptcy did not occur on or prior to pre-established deadlines, the last of which was August 12, 2005. In each case the person must be employed by KACC on the applicable date. Notwithstanding the foregoing, if the employment of any of Messrs. Hockema, or Barneson is terminated prior to the payment date for any Withheld Amount as a result of his death, disability, retirement from KACC on or after age 62 or KACC’s termination of his employment without cause, he or his estate, as applicable, is entitled to receive his Withheld Amount.

Kaiser Severance Plan and Agreements.  Effective September 3, 2002, KACC adopted the Kaiser Aluminum & Chemical Corporation Severance Plan (the “Severance Plan”) to provide selected executive officers, including Messrs. Hockema, Barneson, Donnan and Maddox, and other key employees of KACC with appropriate protection in the event of certain terminations of employment and entered into Severance Agreements (the “Severance Agreements”) with plan participants. The Severance Plan terminates on the first anniversary of the date KACC emerges from bankruptcy.

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

The severance payment payable under the Severance Plan to Messrs. Hockema, Barneson, Donnan and Maddox consists of a lump sum cash payment equal to two times (for Messrs. Hockema and Barneson) or one times (for Messrs. Donnan and Maddox) his base salary. In addition, medical, dental, vision, life insurance, and disability benefits are continued for a period of two years (for Messrs. Hockema and Barneson) or one year (for Messrs. Donnan and Maddox) following termination of employment. Severance payments payable under the Severance Plan are in lieu of any severance or other termination payments provided for under any plan of KACC or any other agreement between the participant and KACC.

Kaiser Change in Control Severance Program.  In 2002, KACC entered into change in control severance agreements (the “Change in Control Agreements”) with certain key executives, including Messrs. Hockema, Barneson, Donnan and Maddox, in order to provide them with appropriate protection in the event of a termination of employment in connection with a change in control or (except as noted below) significant restructuring (each as defined in the Change in Control Agreements) of KACC. The Change in Control Agreements terminate on the second anniversary of a change in control of KACC.

The Change in Control Agreements provide for severance payments and continuation of benefits in the event of certain terminations of employment. The participants are eligible for severance benefits if their employment terminates or constructively terminates due to a change in control during a period that commences ninety (90) days prior to the change in control and ends on the second anniversary of the change in control. Participants (other than Messrs. Hockema and Barneson) also are eligible for severance benefits if their employment is terminated due to a significant restructuring outside of the period commencing ninety (90) days prior to a change in control and ending on the second anniversary of such change in control. These benefits are not available if (i) the participant voluntarily resigns or retires, other than for good reason (as defined in the Change in Control Agreements), (ii) the participant is discharged for cause (as defined in the Change in Control Agreements), (iii) the participant’s employment terminates as the result of death or disability, (iv) the participant declines to sign, or subsequently revokes, a designated form of release, (v) the participant receives severance compensation or benefit continuation pursuant to the Kaiser Aluminum & Chemical Corporation Severance Plan or any other prior agreement, or (vi) in the case of benefits payable as a result of a significant restructuring, KACC or its successor offers the participant suitable employment in North America in a substantially similar capacity and at his or her current base pay and short-term incentive, regardless of whether the participant accepts or rejects such offer. In addition, in consideration for the severance payment and continuation of benefits, a participant will be subject to noncompetition, nonsolicitation and confidentiality restrictions following his or her termination of employment with KACC.

Upon a qualifying termination of employment, Messrs. Hockema, Barneson, Donnan and Maddox are entitled to receive the following: (i) three times (for Messrs. Hockema and Barneson) or two times (for Messrs. Donnan and Maddox) the sum of his base pay and most recent short-term incentive target, (ii) a pro-rated portion of his short-term incentive target for the year of termination, and (iii) a pro-rated portion of his long-term incentive target in effect for the year of his termination, provided that such target was achieved. In addition, medical, dental, life insurance, disability benefits, and perquisites are continued for a period of three years (for Messrs. Hockema and Barneson) or two years (for Messrs. Donnan and Maddox) after termination of employment with KACC. Participants are also entitled to a payment in an amount sufficient, after the payment of taxes, to pay any excise tax due by him under Section 4999 of the Tax Code or any similar state or local tax.

Severance payments payable under the Change in Control Agreements are in lieu of any severance or other termination payments provided for under any plan of KACC or any other agreement between the Named Executive Officer and KACC.

Counsel to the Company and counsel to the UCC have concluded that a change in control will occur under the Change in Control Agreements if the Union VEBA Trust receives more than fifty percent of the Company’s equity upon emergence.

Long-Term Incentive Plan.  During 2002, the Company adopted, and the Court approved as part of the KERP, a long-term incentive plan under which key management employees, including Messrs. Hockema, Barneson, Donnan and Maddox, became eligible to receive a cash award based on the attainment by the Company of sustained cost reductions above a stipulated threshold for the period 2002 through the Company’s emergence from bankruptcy. Under the plan, fifteen percent of cost reductions above the stipulated threshold are placed in a pool to be shared by participants based on their individual target’s percentage of the aggregate target for all participants. A participant’s target percentage may be adjusted upward or downward, within certain limitations, at the discretion of the Company’s Chief Executive Officer. See “Executive Compensation — Long-Term Incentive Plans — Awards for Last Fiscal Year” above for information concerning the target’s for the Named Executive Officers.

Amounts payable under the plan generally are not determinable until conclusion of the plan. If a participant’s employment is terminated without cause or as a result of death, disability or retirement prior to conclusion of the plan, the participant will be entitled to receive a pro rated portion of any award earned through the date of his or her termination of employment. Awards earned under the plan are forfeited if the participant voluntarily terminates his or her employment (other than at normal retirement) or is terminated for cause prior to the scheduled payment date.

In general, awards payable under the program are payable in two installments — the first on the date that the Company emerges from bankruptcy and the second on the one year anniversary of such date.

Short-Term Incentive Plan.  The Company also maintains a broad based short-term incentive plan pursuant to which participants, including Messrs. Hockema, Barneson, Donnan and Maddox, may earn cash awards. Awards are determined on a sliding scale based on attainment by the Company of various levels of financial performance calculated using internal measures of controllable continuing operating results. Depending on the level of financial performance, participants may earn up to three times their annual award target. Except as otherwise indicated, the current targets under the plan for the Named Executive Officers for 2006 are as follows: Jack A. Hockema — $500,000; John Barneson — $125,000; John M. Donnan — $90,000; and Daniel D. Maddox — $70,000.

Awards under the plan are paid in the year after they are earned. If a participant’s employment is terminated prior to the end of a plan year as a result of death, disability or retirement, the participant will be entitled to receive a pro rated portion of any award earned through the date of his or her termination of employment. Awards earned under the program are forfeited if a participant is terminated for cause prior to payment, or a participant’s employment is terminated prior to the end of a plan year for any reason other than death, disability or retirement.

Consulting Agreement with Edward F. Houff.  On August 15, 2005, Mr. Houff’s employment with KACC was terminated by mutual agreement in anticipation of the Company and KACC emerging from bankruptcy. Upon his termination Mr. Houff received or otherwise became entitled to receive the severance benefits contemplated by the KERP and Mr. Houff and KACC entered into a consulting agreement to secure Mr. Houff’s services as Chief Restructuring Officer through February 14, 2006. On February 4, 2006, KACC and Mr. Houff entered into an amended consulting agreement which secured Mr. Houff’s services as Chief Restructuring Officer through the earlier of KACC’s emergence from Chapter 11 and April 30, 2006. Pursuant to the terms of his consulting agreement Mr. Houff currently receives a monthly base fee of $33,750, plus $450 per hour for each hour worked in excess of 75 hours per month, subject to a monthly cap of 100 billable hours. Effective April 1, 2006, the monthly base fee will be $22,500, Mr. Houff will receive $450 per hour for each hour worked in excess of 50 hours per month, and the monthly cap of billable hours will be reduced to 75. In addition, KACC reimburses Mr. Houff for reasonable and customary expenses incurred while providing consulting services to KACC.

Release with Kerry A. Shiba.  Kerry A. Shiba resigned as the Vice President and Chief Financial Officer of the Company and KACC effective as of January 23, 2006. In connection with his resignation, KACC and Mr. Shiba entered into a release. Pursuant to the terms of the release, KACC and Mr. Shiba agreed that, in lieu of all other benefits to which Mr. Shiba might otherwise be entitled and in consideration of his satisfaction of certain post-termination obligations, Mr. Shiba would receive (i) $141,796 representing earned long term incentive awards for 2002 and 2003, (ii) $42,577 representing his accrued unpaid vacation, (iii) his earned 2005 short term incentive, (iv) an amount equal to Mr. Shiba’s 2004 and 2005 earned long term incentive, without deduction or modifiers, based on results for 2004 and 2005, and (v) two lump sum payments of $135,000, one of which has been paid and the second of which will be paid on July 23, 2006. KACC also agreed to pay Mr. Shiba’s COBRA premiums for his medical and dental coverage through the earlier of (i) the date Mr. Shiba becomes eligible for comparable medical coverage under another employer’s health insurance plans and (ii) February 28, 2007. The release also provides for a mutual release and subjects Mr. Shiba to certain non-competition, non-disclosure and non-solicitation obligations.

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

Compensation Committee Interlocks and Insider Participation

From January 1, 2005, through February 28, 2005, Messrs. Cruikshank and Levin (Chairman) and James T. Hackett, who resigned as a director of the Company and KACC as of the end of February 2005, were members of the Company’s Compensation Policy Committee, and Messrs. Cruikshank and Hackett (Chairman) were members of the Company’s Section 162(m) Compensation Committee. On February 28, 2005, Mr. Cruikshank became the sole member of the Company’s Section 162(m) Compensation Committee and on May 24, 2005, John D. Roach was appointed to the Company’s Compensation Policy Committee.

No member of the Compensation Policy Committee or the Section 162(m) Compensation Committee of the Board was, during the 2005 fiscal year, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationships requiring disclosure by the Company under Item 404 of Regulation S-K.

During the Company’s 2005 fiscal year, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Policy Committee or Section 162(m) Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on either of such committees, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of the Company

The following table sets forth, as of March 24, 2006, unless otherwise indicated, the beneficial ownership of the Company’s Common Stock by (i) those persons known by the Company to own beneficially more than 5% of the shares of the Company’s Common Stock then outstanding, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company and KACC as a group. Pursuant to the Debtors’ Plan of Reorganization the equity interests of the Company’s existing stockholders will be cancelled without consideration. See Item 1. “Business — Reorganization Proceedings”, which is incorporated herein by reference, for a discussion of the principle elements reflected in the disclosure statement and plan of reorganization for the Company, KACC and other Debtors necessary to ongoing operations, as such elements pertain to the issuance of equity in the emerging entity.

Name of Beneficial Owner	Title of Class	# of Shares(1)		% of Class

MAXXAM Inc.	Common Stock	50,000,000	(2)	62.8
John Barneson	Common Stock	10,700		*
Robert J. Cruikshank	Common Stock	15,009	(3)	*
John M. Donnan	Common Stock	2,076		*
George T. Haymaker, Jr.	Common Stock	9,685	(3)	*
Jack A. Hockema	Common Stock	393,621	(3)	*
Edward F. Houff	Common Stock	-0-		*
Charles E. Hurwitz	Common Stock	-0-	(4)	*
Ezra G. Levin	Common Stock	13,009	(3)	*
Daniel D. Maddox	Common Stock	40,144	(3)	*
John D. Roach	Common Stock	-0-		*
All directors and executive officers of the Company as a group (11 persons)	Common Stock	484,277	(5)	*

*	Less than 1%.

(1)	Unless otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares listed in the table. Also includes options exercisable within 60 days of March 24, 2006 to acquire such shares.

(2)	Includes 27,938,250 shares beneficially owned by MGHI. The address of MAXXAM is 1330 Post Oak Blvd., Suite 2000, Houston, Texas 77056.

(3)	Includes options exercisable within 60 days of March 24, 2006 to acquire shares of the Company’s Common Stock as follows: Mr. Cruikshank — 13,009; Mr. Haymaker — 7,143; Mr. Hockema — 375,770; Mr. Levin — 13,009; and Mr. Maddox — 35,715.

(4)	Excludes shares owned by MAXXAM. Mr. Hurwitz may be deemed to hold beneficial ownership in the Company as a result of his beneficial ownership in MAXXAM.

(5)	Includes options exercisable within 60 days of March 24, 2006, to acquire 690,633 shares of the Company’s Common Stock.

Ownership of MAXXAM

As of March 15, 2006, MAXXAM owned, directly and indirectly, approximately 63% of the issued and outstanding Common Stock of the Company. The following table sets forth, as of March 15, 2006, unless otherwise indicated, the beneficial ownership, if any, of the common stock (“MAXXAM Common Stock) and MAXXAM Class A $.05 Non-Cumulative Participating Convertible Preferred Stock (“MAXXAM Preferred Stock”) of MAXXAM by the directors of the Company, the Named Executive Officers, and the directors and the executive officers of the Company and KACC as a group:

				% of	% of Combined
Name of Beneficial Owner	Title of Class	# of Shares(1)		Class	Voting Power(2)

Charles E. Hurwitz	Common Stock	3,338,116	(3)(4)	51.8	76.3
	Preferred Stock	684,941	(4)(5)	99.2
Robert J. Cruikshank	Common Stock	5,200	(6)	*	*
Ezra G. Levin	Common Stock	5,200	(6)	*	*
All directors and executive officers as a group (11 persons)	Common Stock	3,348,516	(3)(4)(6)	53.0
	Preferred Stock	684,941	(4)(5)	99.2	76.7

*	Less than 1%

(1)	Unless otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares listed in the table. Includes the number of shares such persons would have received on March 15, 2006, if any, for their SARs (excluding SARs payable in cash only) exercisable within 60 days of such date if any such rights had been paid solely in shares of MAXXAM Common Stock.

(2)	MAXXAM Preferred Stock is generally entitled to ten votes per share on matters presented to a vote of MAXXAM’s stockholders.

(3)	Includes 2,451,714 shares of MAXXAM Common Stock owned by Gilda Investments, LLC (“Gilda”), a wholly owned subsidiary of Giddeon Holdings, Inc. (“Giddeon”), as to which Mr. Hurwitz indirectly possesses voting and investment power. Mr. Hurwitz serves as the sole director of Giddeon, and together with members of his immediate family and trusts for the benefit thereof, owns all of the voting shares of Giddeon. Also includes (a) 36,149 shares of MAXXAM Common Stock held by the Charles E. Hurwitz 2004 Retained Annuity Trust, (b) 36,150 shares of MAXXAM Common Stock held by the Barbara R. Hurwitz 2004 Retained Annuity Trust and as to which Mr. Hurwitz disclaims beneficial ownership, (c) 10,127 shares of MAXXAM Common Stock separately owned by Mr. Hurwitz’s spouse and as to which Mr. Hurwitz disclaims beneficial ownership, (d) 46,500 shares of MAXXAM Common Stock owned by the Hurwitz Investment Partnership L.P., a limited partnership in which Mr. Hurwitz and his spouse each have a 4.32% general partnership interest, 2,009 of which shares were separately owned by Mr. Hurwitz’s spouse prior to their transfer to such limited partnership and as to which Mr. Hurwitz disclaims beneficial ownership, (e) 279,535 shares of MAXXAM Common Stock held directly by Mr. Hurwitz, (f) options to purchase 21,029 shares of MAXXAM Common Stock held by Gilda, and (g) options held by Mr. Hurwitz to purchase 456,912 shares of MAXXAM Common Stock exercisable within 60 days of March 15, 2006.

(4)	Gilda, Giddeon, the Hurwitz Investment Partnership L.P. and Mr. Hurwitz may be deemed a “group” (the “Stockholder Group”) within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended. As of March 15, 2006, in the aggregate, the members of the Stockholder Group owned

3,338,116 shares of MAXXAM Common Stock and 684,941 shares of MAXXAM Preferred Stock, aggregating approximately 76.3% of the total voting power of MAXXAM. By reason of his relationship with the members of the Stockholder Group, Mr. Hurwitz may be deemed to possess shared voting and investment power with respect to the shares held by the Stockholder Group. The address of Gilda is 1330 Post Oak Boulevard, Suite 2000, Houston, Texas 77056. The address of the Stockholder Group is Giddeon Holdings, Inc., 1330 Post Oak Boulevard, Suite 2000, Houston, Texas 77056.

(5)	Includes options exercisable by Mr. Hurwitz within 60 days of March 15, 2006 to acquire 22,500 shares of MAXXAM Preferred Stock.

(6)	Includes options exercisable within 60 days of March 15, 2006 to acquire shares of MAXXAM Common Stock as follows: Mr. Cruikshank — 4,200 and Mr. Levin — 4,200.

Equity Compensation Plan Information

Pursuant to the Company’s plan of reorganization, the equity interests of the Company’s existing stockholders will be cancelled without consideration. However, the following table summarizes the Company’s and KACC’s equity compensation plans as of December 31, 2005:

Number of securities
remaining available for future
	Number of securities to be			issuance under equity
	issued upon exercise of		Weighted-average exercise	compensation plans
	outstanding options,		price of outstanding options,	(excluding securities reflected
	warrants and rights		warrants and rights	in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	491,120	(1)	$3.57	4,864,889	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	491,120		$3.57	4,864,889

(1)	Represents shares of the Company’s Common Stock underlying outstanding stock options.

(2)	Shares are issuable under the 1997 Omnibus Plan. Stock-based awards made under the 1997 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock, performance shares or performance units. Of the shares available for future issuance under the 1997 Omnibus Plan, 1,698,951 may be made in the form of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2005 and 2004, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates.

Audit and audit-related fees aggregated $2,129,750 and $1,973,921 for the years ended December 31, 2005 and 2004, respectively, and were composed of the following:

Audit Fees

The aggregate fees billed for audit services for the fiscal years ended December 31, 2005 and 2004 were $1,971,710 and $1,709,907, respectively. These fees relate to the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and certain statutory foreign audits.

Audit-Related Fees

The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2005 and 2004 were $158,040 and $264,014, respectively. These fees relate to Sarbanes-Oxley Act of 2002, Section 404 advisory services, audits of stand-alone financial statements related to a disposition, and audits of certain employee benefit plans for the fiscal year ended December 31, 2005 and 2005.

Tax Fees

The aggregate fees billed for tax services for the fiscal years ended December 31, 2005 and 2004 were $210,000 and $440,400, respectively. These fees relate to tax compliance, tax advice and tax planning services for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

There were no fees billed for professional services other than audit fees, audit-related fees and tax service fees for the fiscal year ended December 31, 2005 and 2004.

All fees for 2005 and 2004 tax and audit-related matters requiring pre-approval by the Audit Committee received such pre-approval.

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

3. Such services were not recognized at the time of the engagement to be non-audit services; and

4. Such services are brought to the attention of the Audit Committee or its designee at the next regularly scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Page

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	46
	Consolidated Balance Sheets	47
	Statements of Consolidated Income (Loss)	48
	Statements of Consolidated Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)	49
	Statements of Consolidated Cash Flows	50
	Notes to Consolidated Financial Statements	51
	Quarterly Financial Data (Unaudited)	100
	Five-Year Financial Data	102
2.	Financial Statement Schedules
	Report of Independent Registered Public Accounting Firm	125
	Schedule I — Condensed Balance Sheets — Parent Company, Condensed Statements of Income — Parent Company, Condensed Statements of Cash Flows — Parent Company, and Notes to Condensed Financial Statements — Parent Company	126

All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 136), which index is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kaiser Aluminum Corporation:

We have audited the consolidated financial statements of Kaiser Aluminum Corporation (Debtor-in-Possession and subsidiary of MAXXAM Inc.) and subsidiaries as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 30, 2006 (which report expresses an unqualified opinion and includes explanatory paragraphs (i) relating to emphasis of a matter concerning the Company’s bankruptcy proceedings, (ii) expressing substantial doubt about the Company’s ability to continue as a going concern, and (iii) relating to the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”, effective December 31, 2005); such consolidated financial statements and report are included elsewhere in this 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
March 30, 2006

SCHEDULE I

CONDENSED BALANCE SHEET — PARENT COMPANY

	December 31,
	2005	2004
	(In millions of dollars, except share amounts)

ASSETS
Investment in KACC	$(944.0)	$(192.5)

Total	$(944.0)	$(192.5)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$—	$—
Intercompany note payable to KACC, including accrued interest (Note 3)	—	2,191.7
Stockholders’ equity (deficit):
Common stock, par value $.01, authorized 125,000,000 shares; issued and outstanding 79,671,531 and 79,680,645 shares	.8	.8
Additional capital	2,735.2	538.0
Accumulated deficit	(3,671.2)	(2,917.5)
Accumulated other comprehensive income (loss)	(8.8)	(5.5)

Total stockholders’ equity	(944.0)	(2,384.2)

Total	$(944.0)	$(192.5)

The accompanying notes to condensed financial statements are an integral part of these statements.

SCHEDULE I

CONDENSED STATEMENTS OF INCOME (LOSS) — PARENT COMPANY

	December 31,
	2005	2004	2003
	(In millions of dollars)

Equity in income (loss) of KACC	$(753.5)	$(746.6)	$(788.1)
Administrative and general expense	(.2)	(.2)	(.2)
Interest expense on intercompany note (excluding unrecorded contractual interest expense of $25.6 in 2005 and $153.6 in 2004 and 2003, respectively — Note 3)	—	—	—

Net loss	$(753.7)	$(746.8)	$(788.3)

The accompanying notes to condensed financial statements are an integral part of these statements.

SCHEDULE I

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY

	December 31,
	2005	2004	2003
	(In millions of dollars)

Cash flows from operating activities:
Net loss	$(753.7)	$(746.8)	$(788.3)
Adjustments to reconcile net income to net cash used for operating activities:
Equity in loss of KACC	753.5	746.6	788.1
Accrued interest on intercompany note payable to KACC	—	—	—

Net cash used by operating activities	(.2)	(.2)	(.2)

Cash flows from investing activities:
Investment in KACC	—	—	—

Net cash used by investing activities	—	—	—

Cash flows from financing activities:
Operating cost advances from KACC	.2	.2	.2

Net cash provided by financing activities	.2	.2	.2

Net (decrease) increase in cash and cash equivalents during the year	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes to condensed financial statements are an integral part of these statements.

SCHEDULE I

NOTES TO CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY

1.	Reorganization Proceedings

Background.  Kaiser Aluminum Corporation (“Kaiser”, “KAC” or the “Company”), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”); the Company, KACC and 15 of KACC’s subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional KACC subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. In December 2005, four of the KACC subsidiaries were dissolved pursuant to two separate plans of liquidation as more fully discussed below. The Company, KACC and the remaining 20 KACC subsidiaries continue to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court. The Original Debtors and Additional Debtors are collectively referred to herein as the “Debtors” and the Chapter 11 proceedings of these entities are collectively referred to herein as the “Cases” and the Company, KACC and the remaining 20 KACC subsidiaries are collectively referred to herein as the “Reorganizing Debtors.” For purposes of this Report, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Case. None of KACC’s non-U.S. joint ventures were included in the Cases.

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

The outstanding principal of, and accrued interest on, all debt of the Debtors became immediately due and payable upon commencement of the Cases. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Debtors’ Cases, the Court, upon motion by the Debtors, authorized the Debtors to pay or otherwise honor certain unsecured pre- Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations and to continue using the Company’s existing cash management systems. The Reorganizing Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, “assumption” means that the Reorganizing Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and “rejection” means that the Reorganizing Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a pre-Filing Date executory contract is treated as a general unsecured claim in the Cases.

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

Two creditors’ committees, one representing the unsecured creditors (the “UCC”) and the other representing the asbestos claimants (the “ACC”), have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, have the right to be heard on all matters that come before the Court. In August 2003, the Court approved the appointment of a committee of salaried retirees (the “1114 Committee” and, together with the UCC and the ACC, the “Committees”) with whom the Debtors negotiated necessary changes, including the modification or termination, of certain retiree benefits (such as medical and insurance) under Section 1114 of the Code. The Committees, together with the Court-appointed legal representatives for (a) potential future asbestos claimants (the “Asbestos Futures’ Representative”) and (b) potential future silica and coal tar pitch volatile claimants (the “Silica/CTPV Futures’ Representative” and, collectively with the Asbestos Futures” Representative, the “Futures’ Representatives”), have played and will continue to play important roles in the Cases and in the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain costs and expenses for the Committees and the Futures’ Representatives, including those of their counsel and other advisors.

Commodity-related and Inactive Subsidiaries.  As previously disclosed, the Company generated net cash proceeds of approximately $686.8 from the sale of the Company’s interests in and related to Queensland Alumina Limited (“QAL”) and Alumina Partners of Jamaica (“Alpart”). The Company’s interests in and related to QAL were owned by KAAC and KFC. The Company’s interests in and related to Alpart were owned by AJI and KJC. Throughout 2005, the proceeds were being held in separate escrow accounts pending distribution to the creditors of AJI, KJC, KAAC and KFC (collectively the “Liquidating Subsidiaries”) pursuant to certain liquidating plans.

During November 2004, the Liquidating Subsidiaries filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are referred to as the “Liquidating Plans.” In general, the Liquidating Plans provided for the vast majority of the net sale proceeds to be distributed to the PBGC and the holders of KACC’s 9 7/8% and 10 7/8% Senior Notes (the “Senior Notes”) and claims with priority status.

As previously disclosed in 2004, a group of holders (the “Sub Note Group”) of KACC’s 12 3/4% Senior Subordinated Notes (the “Sub Notes”) formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group asserted that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinated to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both the Sub Notes and Senior Notes made a similar assertion, but also, maintained that a portion of the claims of the holders of Senior Notes against the subsidiary guarantors were contractually senior to the claims of holders of Sub Notes against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries.

The Court ultimately approved the disclosure statements related to the Liquidating Plans in February 2005. In April 2005, voting results on the Liquidating Plans were filed with the Court by the Debtors’ claims agent. Based on these results, the Court determined that a sufficient volume of creditors (in number and amount) had voted to accept the Liquidating Plans to permit confirmation proceedings with respect to the Liquidating Plans to go forward even though the filing by the claims agent also indicated that holders of the Sub Notes, as a group, voted not to accept the Liquidating Plans. Accordingly, the Court conducted a series of evidentiary hearings to determine the allocation of distributions among holders of the Senior Notes and the Sub Notes. In connection with those proceedings, the Court also determined that there could be an allocation to the Parish of St. James, State of Louisiana, Solid Waste Revenue Bonds (the “Revenue Bonds”) of up to $8.0 and ruled against the position asserted by the separate group that holds both Senior Notes and the Sub Notes.

On December 20, 2005, the Court confirmed the Liquidating Plans (subject to certain modifications). Pursuant to the Court’s order, the Liquidating Subsidiaries were authorized to make partial cash distributions to certain of their creditors, while reserving sufficient amounts for future distributions until the Court resolved the contractual subordinated dispute among the creditors of these subsidiaries and for the payment of administrative and priority claims and trust expenses. The Court’s ruling did not resolve the dispute between the holders of the Senior Notes and the holders of the Sub Notes (more fully described below) regarding their respective entitlement to certain of the proceeds from sale of interests by the Liquidating Subsidiaries (the “Senior Note-Sub Note Dispute”). However, as a result of the Court’s approval, all restricted cash or other assets held on behalf of or by the Liquidating Subsidiaries were transferred to a trustee in accordance with the terms of the Liquidating Plans. The trustee was then authorized to make partial cash distributions after setting aside sufficient reserves for amounts subject to the Senior Note-Sub Note Dispute (approximately $213.0) and for the payment of administrative and priority claims and trust expenses (approximately $40.0). After such reserves, the partial distribution totaled approximately $430.0, of which, pursuant to the Liquidating Plans, approximately $196.0 was paid to the PBGC and $202.0 amount was paid to the indenture trustees for the Senior Notes for subsequent distribution to the holders of the Senior Notes. Of the remaining partial distribution, approximately $21.0 was paid to KACC and $11.0 was paid to the PBGC on behalf of KACC. Partial distributions were made in late December 2005 and, in connection with the effectiveness of the Liquidating Plans, the Liquidating Subsidiaries were deemed to be dissolved and took the actions necessary to dissolve and terminate their corporate existence.

On December 22, 2005, the Court issued a decision in connection with the Senior Note-Sub Note Dispute, finding in favor of the Senior Notes. On January  10, 2006, the Court held a hearing on a motion by the indenture trustee for the Sub Notes to stay distribution of the amounts reserved under the Liquidating Plans in respect of the Senior Note-Sub Note Dispute pending appeals in respect of the Court’s December 22, 2005 decision that the Sub Notes were contractually subordinate to the Senior Notes in regard to certain subsidiary guarantors (particularly the Liquidating Subsidiaries) and that certain parties were not due certain reimbursements. An agreement was reached at the hearing and subsequently approved by Court order dated March 7, 2006, authorizing the trustee to distribute the amounts reserved to the indenture trustees for the Senior Notes and further authorize the indenture trustees to make distributions to holders of the Senior Notes while such appeals proceed, in each case subject to the terms and conditions stated in the order.

Based on the objections and pleadings filed by the Sub Note Group and the group that holds Sub Notes and KACC’s 9 7/8% Senior Notes and the assumptions and estimates upon which the Liquidating Plans are based, if the holders of Sub Notes were ultimately to prevail on their appeal, the Liquidating Plans indicated that it is possible that the holders of the Sub Notes could receive between approximately $67.0 and approximately $215.0 depending on whether the Sub Notes were determined to rank on par with a portion or all of the Senior Notes. Conversely, if the holders of the Senior Notes prevail on appeal, then the holders of the Sub Notes will receive no distributions under Liquidating Plans. The Company believes that the intent of the indentures in respect of the Senior Notes and the Sub Notes was to subordinate the claims of the Sub Note holders in respect of the subsidiary guarantors (including the Liquidating Subsidiaries) and that the Court’s ruling on December 22, 2005 was correct. The Company cannot predict, however, the ultimate resolution of the matters raised by the Sub Note Group, or the other group, on appeal, when any such resolution will occur, or what any such resolution may have on the Company, the Cases or distribution to affected noteholders.

The distributions in respect of the Liquidating Plans also settled substantially all amounts due between KACC and the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Settlement Agreement (the “Intercompany Agreement”) that went into affect in February 2005 other than certain payments of alternative minimum tax paid by the Company that it expects to recoup from the liquidating trust for the KAAC and KFC joint plan of liquidation (the “KAAC/KFC Plan”) during the second half of 2006 in connection with a 2005 tax return (see Note 8 of Kaiser’s Consolidated Financial Statements). The Intercompany Agreement also resolved substantially all pre- and post-petition intercompany claims among the Debtors.

KBC is being dealt with in the KACC plan of reorganization as more fully discussed below.

Entities Containing the Fabricated Products and Certain Other Operations.  Under the Code, claims of individual creditors must generally be satisfied from the assets of the entity against which that creditor has a lawful claim. The claims against the entities containing the Fabricated products and certain other operations will have to be resolved from the available assets of KACC, KACOCL, and Bellwood, which generally include the fabricated products plants and their working capital, the interests in and related to Anglesey Aluminium Limited (“Anglesey”) and proceeds to be received by such entities from the Liquidating Subsidiaries under the Intercompany Agreement. Sixteen of the Reorganizing Debtors have no material ongoing activities or operations and have no material assets or liabilities other than intercompany claims (which were resolved pursuant to the Intercompany Agreement). The Company has previously disclosed that it believed that it is likely that most of these entities will ultimately be merged out of existence or dissolved in some manner.

In June 2005, KAC, KACC, Bellwood, KACOCL and 17 of KACC’s subsidiaries (i.e., the Reorganizing Debtors) filed a plan of reorganization and related disclosure statement with the Court. Following an interim filing in August 2005, in September 2005, the Reorganizing Debtors filed amended plans of reorganization (as modified, the “Kaiser Aluminum Amended Plan”) and related amended disclosure statements (the “Kaiser Aluminum Amended Disclosure Statement”) with the Court. In December 2005, with the consent of creditors and the Court, KBC was added to the Kaiser Aluminum Amended Plan.

The Kaiser Aluminum Amended Plan, in general (subject to the further conditions precedent as outlined below), resolves substantially all pre-Filing Date liabilities of the Remaining Debtors under a single joint plan of reorganization. In summary, the Kaiser Aluminum Amended Plan provides for the following principal elements:

(a) All of the equity interests of existing stockholders of the Company would be cancelled without consideration.

(b) All post-petition and secured claims would either be assumed by the emerging entity or paid at emergence (see “Exit Cost” discussion below).

(c) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in consideration for the agreed cancellation of the retiree medical plan, as more fully discussed in Note 8, KACC is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and has agreed thereafter to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are entitled to receive a contribution of 66.9% of the new common stock of the emerged entity.

(d) The PBGC will receive a cash payment of $2.5 and 10.8% of the new common stock of the emerged entity in respect of its claims against KACOCL. In addition, as described in (f) below, the PBGC will receive shares of new common stock based on its direct claims against the Remaining Debtors (other than KACOCL) and its participation, indirectly through the KAAC/KFC Plan in claims of KFC against KACC , which the Company currently estimates will result in the PBGC receiving an additional 5.4% of the new common stock of the emerged entity (bringing the PBGC’s total ownership percentage of the new entity to approximately 16.2%). The $2.5 cash payment discussed above is in addition to the cash amounts the Company has already paid to the PBGC (see Note 9 of Notes to Kaiser’s Consolidated Financial Statements) and that the PBGC has received and will receive from the Liquidating Subsidiaries under the Liquidating Plans.

(e) Pursuant to an agreement reached in early 2005, all pending and future asbestos-related personal injury claims, all pending and future silica and coal tar pitch volatiles personal injury claims and all hearing loss claims would be resolved through the formation of one or more trusts to which all such claims would be directed by channeling injunctions that would permanently remove all liability for such claims from the Debtors. The trusts would be funded pursuant to statutory requirements and agreements with representatives of the affected parties, using (i) the Debtors’ insurance assets, (ii) $13.0 in cash from KACC, (iii) 100% of the equity in a KACC subsidiary whose sole asset will be a piece of real property that produces modest rental income, and (iv) the new common stock of the emerged entity to be issued as per (f) below in respect of approximately $830.0 of intercompany claims of KFC against KACC that are to be assigned to the trust, which the Company currently estimates will entitle the trusts to receive approximately 6.4% of the new common stock of the emerged entity.

(f) Other pre-petition general unsecured claims against the Remaining Debtors (other than KACOCL) are entitled to receive approximately 22.3% of the new common stock of the emerging entity in the proportion that their allowed claim bears to the total amount of allowed claims. Claims that are expected to be within this group include (i) any claims of the Senior Notes, the Sub Notes and PBGC (other than the PBGC’s claim against KACOCL), (ii) the approximate $830.0 of intercompany claims that will be assigned to the personal injury trust(s) referred to in (e) above, and (iii) all unsecured trade and other general unsecured claims, including approximately $276.0 of intercompany claims of KFC against KACC. However, holders of general unsecured claims not exceeding a specified small amount will receive a cash payment equal to approximately 2.9% of their agreed claim value in lieu of new common stock. In accordance with the contractual subordination provisions of the indenture governing the Sub Notes and terms of the settlement between the holders of the Senior Notes and the holders of the Revenue Bonds, the new common stock or cash that would otherwise be distributed to the holders of the Sub Notes in respect of their claims against the Debtors would instead be distributed to holders of the Senior Notes and the Revenue Bonds on a pro rata basis based on the relative allowed amounts of their claims.

The Kaiser Aluminum Amended Plan was accepted by all classes of creditors entitled to vote on it and the Kaiser Aluminum Amended Plan was confirmed by the Court on February 6, 2006. The confirmation order remains subject to motions for review and appeals filed by certain of KACC’s insurers and must still be affirmed by the United States District Court Other significant conditions to emergence include completion of the Company’s exit financing, listing of the new common stock on the NASDAQ stock market and formation of certain trusts for the benefit of different groups of torts claimants. As provided in Kaiser Aluminum Amended Plan, once the Court’s confirmation order is adopted or affirmed by the United States District Court, even if the affirmation order is appealed, the Company can proceed to emerge if the United States District Court does not stay its order adopting or affirming the confirmation order and the key constituents in the Chapter 11 proceedings agree. Assuming the United States District Court adopts or affirms the confirmation order, the Company believes that it is possible that it will emerge before May 11, 2006. No assurances can be given that the Court’s confirmation order will ultimately be adopted or affirmed by the United States District Court or that the transactions contemplated by the Kaiser Aluminum Amended Plan will ultimately be consummated.

At emergence from Chapter 11, the Reorganizing Debtors will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). The Company currently estimates that its Exit Costs will be in the range of $45.0 to $60.0. The Company currently expects to fund such Exit Costs using existing cash resources and borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 7 of Notes to Kaiser’s Consolidated Financial Statements). If funding from existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurance can be given in this regard.

2.	Basis of Presentation

The Company is a holding company and conducts its operations through its wholly owned subsidiary, KACC, which is reported herein using the equity method of accounting. The accompanying parent company condensed financial statements of the Company should be read in conjunction with Kaiser’s 2005 Consolidated Financial Statements.

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

The Intercompany Note to KACC, as amended, provided for a fixed interest rate of 6 5/8% and was to mature on December 21, 2020. However, since the Intercompany Note was unsecured, the accrual of interest was discontinued on the Filing Date. The payment of the Intercompany Note and accrued interest which were liabilities subject to compromise, were resolved in connection with the Cases. Under the terms of the Intercompany Agreement (see Note 1), intercompany amounts due from the Company to KACC at February 28, 2005 of $2,197.2, including the Intercompany Note and accrued interest of $2,191.7, were released. The release has been reflected as a credit to Additional Capital for the year ended December 31, 2005.

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

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema Jack A. Hockema President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 30, 2006

/s/ Daniel D. Maddox Daniel D. Maddox Vice President and Controller (Principal Financial Officer)	Date: March 30, 2006

/s/ George T. Haymaker Jr. George T. Haymaker, Jr. Chairman of the Board and Director	Date: March 30, 2006

/s/ Robert J. Cruikshank Robert J. Cruikshank Director	Date: March 30, 2006

/s/ Charles E. Hurwitz Charles E. Hurwitz Director	Date: March 30, 2006

/s/ Ezra G. Levin Ezra G. Levin Director	Date: March 30, 2006

/s/ John D. Roach John D. Roach Director	Date: March 30, 2006

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Purchase Agreement, dated as of June 8, 2004, among Kaiser Aluminum & Chemical Corporation (‘‘KACC”), Kaiser Aluminium International, Inc., Kaiser Bauxite Company (‘‘KBC”), Kaiser Jamaica Corporation and Alpart Jamaica Inc. and Quality Incorporations I Limited (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K, dated as of July 1, 2004, filed by Kaiser Aluminum Corporation (‘KAC”), File No. 1-9447).

2.2	Purchase Agreement, dated as of May 17, 2004, among KACC, KBC, Gramercy Alumina LLC and St. Ann Bauxite Limited (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K, dated as of October 1, 2004, filed by KAC, File No. 1-9447).

2.3	Purchase Agreement, dated as of October 29, 2004, between KACC, and the Government of Ghana (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K, dated as of October 29, 2004, filed by KAC, File No. 1-9447).

2.4	Purchase Agreement, dated as of September 22, 2004, between KACC, Kaiser Alumina Australia Corporation (‘‘KAAC”) and Comalco Aluminium Limited (incorporated by reference to Exhibit 2.3 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).

2.5	Agreement to Submit Qualified Bid for QAL, dated as of September 22, 2004, between KACC, KAAC and Glencore AG (incorporated by reference to Exhibit 2.4 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).

2.6	Purchase Agreement, dated as of October 28, 2004, among KACC, KAAC and Alumina & Bauxite Company Ltd. (incorporated by reference to Exhibit 2.5 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).

2.7	Third Amended Joint Plan of Liquidation for Alpart Jamaica Inc. (‘‘AJI”) and Kaiser Jamaica Corporation (‘‘KJC”), dated February 25, 2005 (incorporated by reference to Exhibit 99.1 to the Report on Form 10-K for the period ended December 31, 2004, filed by KAC, File No. 1-9447).

2.8	Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with Respect to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated February 28, 2005 (incorporated by reference to Exhibit 99.2 to the Report on Form 10-K for the period ended December 31, 2004, filed by KAC, File No. 1-9447).

2.9	Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated April 7, 2005 (incorporated by reference to Exhibit 2.2 to the Report Form 8-K dated December 19, 2005, filed by KAC, File No. 1-9447).

2.10	Second Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated November 22, 2005 (incorporated by reference to Exhibit 2.3 to the Report Form 8-K dated December 19, 2005, filed by KAC, File No. 1-9447).

2.11	Third Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated December 19, 2005 (incorporated by reference to Exhibit 2.4 to the Report Form 8-K dated December 19, 2005, filed by KAC, File No. 1-9447).

2.12	Third Amended Joint Plan of Liquidation for KAAC and Kaiser Finance Corporation (‘‘KFC”), dated February 25, 2005 (incorporated by reference to Exhibit 99.3 to the Report on Form 10-K for the period ended December 31, 2004, filed by KAC, File No. 1-9447).

2.13	Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with respect to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated February 28, 2005 (incorporated by reference to Exhibit 99.4 to the Report on Form 10-K for the period ended December 31, 2004, filed by KAC, File No. 1-9447).

2.14	Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated April 7, 2005 (incorporated by reference to Exhibit 2.6 to the Report on Form 8-K dated December 19, 2005, filed by KAC, File No. 1-9447).

2.15	Second Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated November 22, 2005 (incorporated by reference to Exhibit 2.7 to the Report on Form 8-K dated December 19, 2005, filed by KAC, File No. 1-9447).

Exhibit
Number	Description

2.16	Third Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated December 19, 2005 (incorporated by reference to Exhibit 2.8 to the Report on Form 8-K dated December 19, 2005, filed by KAC, File No. 1-9447).

2.17	Second Amended Joint Plan of Reorganization for KAC, KACC and Certain of Their Debtor Affiliates, dated as of September 7, 2005 (incorporated by reference to Exhibit 99.2 to Report on Form 8-K, dated as of September 8, 2005, filed by KAC, File No. 1-9447)

2.18	Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Second Amended Joint Plan of Reorganization for KAC, KACC and Certain of Their Debtor Affiliates, dated as of September 7, 2005 (incorporated by reference to Exhibit 99.3 to Report on Form 8-K, dated as of September 8, 2005, filed by KAC, File No. 1-9447)

2.19	Modification to the Second Amended Joint Plan of Reorganization for KAC, KACC and Certain of Their Affiliates Pursuant to Stipulation and Agreed Order between Insurers, Debtors, Committee and Future Representatives (incorporated by reference to Exhibit 2.2 to Report of Form 8-K, dated as of February 1, 2006, Filed by KAC, File No. 1-9447).

2.20	Modification to the Second Amended Joint Plan of Reorganization for KAC, KACC and Certain of Their Affiliates, dated as of November 22, 2005 (incorporated by reference to Exhibit 2.3 to Report of Form 8-K, dated as of February 1, 2006, Filed by KAC, File No. 1-9447).

2.21	Third Modification to the Second Amended Joint Plan of Reorganization for KAC, KACC and Certain of Their Affiliates, dated as of December 16, 2005 (incorporated by reference to Exhibit 2.3 to Report of Form 8-K, dated as of February 1, 2006, Filed by KAC, File No. 1-9447).

2.22	Order Confirming the Second Amended Joint Plan of Reorganization of KAC, KACC and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.5 to the Report of Form 8-K, dated as of February 1, 2006, Filed by KAC, File No. 1-9447).

3.2	Certificate of Retirement of KAC, dated October 24, 1995 (incorporated by reference to Exhibit 3.2 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).

3.3	Certificate of Retirement of KAC, dated February 12, 1998 (incorporated by reference to Exhibit 3.3 to the Report on Form 10-K for the period ended December 31, 1997, filed by KAC, File No. 1-9447).

3.4	Certificate of Elimination of KAC, dated July 1, 1998 (incorporated by reference to Exhibit 3.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1999, filed by KAC, File No. 1-9447).

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of KAC, dated January 10, 2000 (incorporated by reference to Exhibit 3.5 to the Report on Form 10-K for the period ended December 31, 1999, filed by KAC, File No. 1-9447).

3.6	Amended and Restated By-Laws of KAC, dated October 1, 1997 (incorporated by reference to Exhibit 3.3 to the Report on Form 10-Q for the quarterly period ended September 30, 1997, filed by KAC, File No. 1-9447).

4.1	Indenture, dated as of February 1, 1993, among KACC, as Issuer, KAAC, Alpart Jamaica Inc., and Kaiser Jamaica Corporation, as Subsidiary Guarantors, and The First National Bank of Boston, as Trustee, regarding KACC’s 12 3/4% Senior Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 to the Report on Form 10-K for the period ended December 31, 1992, filed by KACC, File No. 1-3605).

4.2	First Supplemental Indenture, dated as of May 1, 1993, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

4.3	Second Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).

4.4	Third Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of February 1, 1993 (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

4.5	Fourth Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of February 1, 1993, (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by KAC, File No. 1-9447).

Exhibit
Number	Description

4.6	Indenture, dated as of February 17, 1994, among KACC, as Issuer, KAAC, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC’s 9 7/8% Senior Notes Due 2002 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

4.7	First Supplemental Indenture, dated as of February 1, 1996, to the Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.5 to the Report on Form 10-K for the period ended December 31, 1995, filed by KAC, File No. 1-9447).

4.8	Second Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

4.9	Third Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of February 17, 1994 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by KAC, File No. 1-9447).

4.10	Indenture, dated as of October 23, 1996, among KACC, as Issuer, KAAC, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC and Kaiser Texas Sierra Micromills, LLC, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC’s 10 7/8% Series B Senior Notes Due 2006 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-Q for the quarterly period ended September 30, 1996, filed by KAC, File No. 1-9447).

4.11	First Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of October 23, 1996 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

4.12	Second Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of October 23, 1996 (incorporated by reference to Exhibit 4.3 to the Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by KAC, File No. 1-9447).

4.13	Indenture, dated as of December 23, 1996, among KACC, as Issuer, KAAC, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, and Kaiser Texas Sierra Micromills, LLC, as Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC’s 10 7/8% Series D Senior Notes due 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, dated January 2, 1997, filed by KACC, Registration No. 333-19143).

4.14	First Supplemental Indenture, dated as of July 15, 1997, to the Indenture, dated as of December 23, 1996 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended June 30, 1997, filed by KAC, File No. 1-9447).

4.15	Second Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of December 23, 1996 (incorporated by reference to Exhibit 4.4 to the Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by KAC, File No. 1-9447).

4.16	Post-Petition Credit Agreement, dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.44 to the Report on Form 10-K for the period ended December 31, 2001, filed by KAC, File No. 1-9447).

4.17	First Amendment to Post-Petition Credit Agreement and Post-Petition Pledge and Security Agreement and Consent of Guarantors, dated as of March 21, 2002, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent, and amending a Post-Petition Pledge and Security Agreement dated as of February 12, 2002, among KACC, KAC, certain subsidiaries of KAC and KACC, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.45 to the Report on Form 10-K for the period ended December 31, 2001, filed by KAC, File No. 1-9447).

Exhibit
Number	Description

4.18	Second Amendment to Post-Petition Credit Agreement and Consent of Guarantors, dated as of March 21, 2002, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.46 to the Report on Form 10-K for the period ended December 31, 2001, filed by KAC, File No. 1-9447).

4.19	Third Amendment to Post-Petition Credit Agreement, Second Amendment to Post-Petition Pledge and Security Agreement and Consent of Guarantors, dated as of December 19, 2002, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.19 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

4.20	Fourth Amendment to Post-Petition Credit Agreement and Consent of Guarantors, dated as of March 17, 2003, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.20 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

4.21	Waiver and Consent with Respect to Post-Petition Credit Agreement, dated October 9, 2002, among KAC, KACC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.21 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

4.22	Second Waiver and Consent with respect to Post-Petition Credit Agreement, dated January 13, 2003, among KACC, KAC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

4.23	Waiver Letter with Respect to Post-Petition Credit Agreement, dated March 24, 2003, among KACC, KAC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended March 31, 2003, filed by KAC, File No. 1-9447).

4.24	Extension and Modification of Waiver Letter with Respect to Post-Petition Credit Agreement, dated May 5, 2003, among KACC, KAC, the financial institutions party to the Post-Petition Credit Agreement, dated as of February 12, 2002, as amended, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended June 30, 2003, filed by KAC, File No. 1-9447).

4.25	Fifth Amendment to Post-Petition Credit Agreement, dated June 6, 2003, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.2 to Report on Form 10-Q for the quarterly period ended June 30, 2003, filed by KAC, File No. 1-9447).

4.26	Sixth Amendment to Post-Petition Credit Agreement, dated August 1, 2003, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 10-Q for the quarterly period ended September 30, 2003, filed by KAC, File No. 1-9447).

4.27	Waiver Letter with Respect to Post-Petition Credit Agreement dated March 29, 2004, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended March 31, 2004, filed by KAC, File No. 1-9447).

4.28	Waiver Letter with Respect to Post-Petition Credit Agreement dated May 21, 2004, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended June 30, 2004, filed by KAC, File No. 1-9447).

Exhibit
Number	Description

4.29	Waiver Letter with Respect to Post-Petition Credit Agreement dated September 29, 2004, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.2 to Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).

4.30	Seventh Amendment to Post-Petition Credit Agreement dated October 28, 2004, amending the Post-Petition Credit Agreement dated as of February 12, 2002, among KACC, KAC, certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 4.1 to Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by KAC, File No. 1-9447).

4.31	Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement Among KAC, KACC and certain of their subsidiaries, as Borrowers, and certain Subsidiaries of KAC and KACC, as Guarantors, and certain financial institutions and JP Morgan Chase Bank, National Association, as Administrative Agent, dated as of February 11, 2005 (incorporated by reference to Exhibit 99.1 to Report on Form 8-K, dated as of February 11, 2005, filed by KAC, File No. 1-9447).

4.33	First Amendment to Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K, dated as of February 1, 2006, filed by KAC, File No. 1-9447).

4.32	Intercompany Note dated as of December 21, 1989, between KAC and KACC (incorporated by reference to Exhibit 10.10 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM Inc. (‘‘MAXXAM”), File No. 1-3924).

4.34	Confirmation of Amendment of Non-Negotiable Intercompany Note, dated as of October 6, 1993, between KAC and KACC (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the period ended December 31, 1996, filed by MAXXAM, File No. 1-3924).

4.35	Amendment to Non-Negotiable Intercompany Note, dated as of December 11, 2000, between KAC and KACC (incorporated by reference to Exhibit 4.41 to the Report on Form 10-K for the period ended December 31, 2000, filed by KAC, File No. 1-9447).

4.36	Senior Subordinated Intercompany Note between KAC and KACC dated February 15, 1994 (incorporated by reference to Exhibit 4.22 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447).

4.37	Senior Subordinated Intercompany Note between KAC and KACC dated March 17, 1994 (incorporated by reference to Exhibit 4.23 to the Report on Form 10-K for the period ended December 31, 1993, filed by KAC, File No. 1-9447). KAC has not filed certain long-term debt instruments not being registered with the Securities and Exchange Commission where the total amount of indebtedness authorized under any such instrument does not exceed 10% of the total assets of KAC and its subsidiaries on a consolidated basis. KAC agrees and undertakes to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1	Form of indemnification agreement with officers and directors (incorporated by reference to Exhibit (10)(b) to the Registration Statement of KAC on Form S-4, File No. 33-12836).

10.2	Tax Allocation Agreement, dated as of June 30, 1993, between KACC and KAC (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended June 30, 1993, filed by KACC, File No. 1-3605).

Executive Compensation Plans and Arrangements[Exhibits 10.3 — 10.26, inclusive]

10.3	Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement, dated April 29, 1997, filed by KAC, File No. 1-9447).

10.4	Non-Executive Chairman of the Boards Agreement, dated March 20, 2006, among KAC, KACC and George T. Haymaker, Jr. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated March 20, 2006, filed by KAC, File No. 1-9447).

10.5	Amended Employment Agreement, dated October 1, 2004, between KACC and Edward F. Houff (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the period ended September 30, 2004, filed by KAC, File No. 1-9447).

Exhibit
Number	Description

10.6	Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to Jack A. Hockema (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30, 2000, filed by KAC, File No. 1-9447).

10.7	Form of Deferred Fee Agreement between KAC, KACC, and directors of KAC and KACC (incorporated by reference to Exhibit 10 to the Report on Form 10-Q for the quarterly period ended March 31, 1998, filed by KAC, File No. 1-9447).

10.8	Form of Non-Employee Director Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by KAC, File No. 1-9447).

10.9	Form of Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by KAC, File No. 1-9447)

10.10	Form of Restricted Stock Agreement for restricted shares issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by KAC, File No. 1-9447).

10.11	The Kaiser Aluminum & Chemical Corporation Retention Plan, dated January 15, 2002 (the ‘‘January 2002 Retention Plan”) (incorporated by reference to Exhibit 10.35 to the Report on Form 10-K for the period ended December 31, 2001, filed by KAC, File No. 1-9447).

10.12	The Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan (effective September 3, 2002) (incorporated by reference to Exhibit 10.26 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

10.13	Form of Retention Agreement for the Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan (effective September 3, 2002) for John Barneson, Jack A. Hockema and Edward F. Houff (incorporated by reference to Exhibit 10.27 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

10.14	Form of Retention Agreement for the Kaiser Aluminum & Chemical Corporation Key Employee Retention Plan (effective September 3, 2002) for Certain Executive Officers including Kerry A. Shiba and Daniel D. Maddox (incorporated by reference to Exhibit 10.29 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

10.15	Kaiser Aluminum & Chemical Corporation Severance Plan (effective September 3, 2002) (incorporated by reference to Exhibit 10.30 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

10.16	Form of Severance Agreement for the Kaiser Aluminum & Chemical Corporation Severance Plan (effective September 3, 2002) for John Barneson, Jack A. Hockema, Edward F. Houff, Kerry A. Shiba and Daniel D. Maddox and Certain Other Executive Officers (incorporated by reference to Exhibit 10.31 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

10.17	Form of Kaiser Aluminum & Chemical Corporation Change in Control Severance Agreement for John Barneson, Jack A. Hockema and Edward F. Houff (incorporated by reference to Exhibit 10.32 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

10.18	Form of Kaiser Aluminum & Chemical Corporation Change in Control Severance Agreement for Kerry A. Shiba and Daniel D. Maddox and Certain Other Executive Officers (incorporated by reference to Exhibit 10.33 to the Report on Form 10-K for the period ended December 31, 2002, filed by KAC, File No. 1-9447).

10.19	Description of KACC Short-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Report on Form 10-K for the period ended December 31, 2004, filed by KAC, File No. 1-9447).

10.20	Description of KACC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Report on Form 10-K for the period ended December 31, 2004, filed by KAC, File No. 1-9447).

10.21	Settlement and Release Agreement dated October 5, 2004 by and among the Debtors and the Creditors’ Committee (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the period ended September 30, 2004, filed by KAC, File No. 1-9447).

Exhibit
Number		Description

10.22		Amendment, dated as of January 27, 2005, to Settlement and Release Agreement dated as of October 5, 2004, by and among the Debtors and the Creditors’ Committee (incorporated by reference to Exhibit 10.23 to the Report on Form 10-K for the period ended December 31, 2004, filed by KAC, File No. 1-9447).

10.23		Settlement Agreement dated October 14, 2004, between KACC and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the period ended September 30, 2004, filed by KAC, File No. 1-9447).

10.24		Amended and Restated Non Exclusive Consulting Agreement between KACC and Edward F. Houff, dated January 23, 2006 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated as of February 1, 2006, filed by KAC, File No. 1-9447)

10.25		Release Agreement between KACC and Edward F. Houff, dated August 15, 2005 (incorporated by reference to the Report on Form 10-Q for the period ended June 30, 2005, filed by KAC, File No. 1-9447)

10.26		Release between KACC and Kerry A. Shiba (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated as of March 14, 2006, filed by KAC, File No. 1-9447)

*21		Significant Subsidiaries of KAC.

*23	.1	Consent of Independent Registered Public Accounting Firm.

*23	.2	Consent of Wharton Levin Ehrmantraut & Klein, P.A.

*23	.3	Consent of Heller Ehrman LLP.

*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of Daniel D. Maddox pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Confirmation of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Confirmation of Daniel D. Maddox pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith