Form 10-Q
period 2006-03-31
KAISER ALUMINUM CORP
filed 2006-05-11
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of April 30, 2006, there were 79,671,531 shares of the Common Stock of the registrant outstanding. The number of outstanding shares of Common Stock may not be meaningful, because as part of the registrant’s plan of reorganization the equity interests of the Company’s existing stockholders are expected to be cancelled without consideration.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(In millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$38.5	$49.5
Receivables:
Trade, less allowance for doubtful receivables of $2.9 at both periods	114.0	94.6
Due from affiliate	8.0	—
Other	7.0	6.9
Inventories	137.6	115.3
Prepaid expenses and other current assets	29.1	21.0

Total current assets	334.2	287.3
Investments in and advances to unconsolidated affiliate	15.5	12.6
Property, plant, and equipment — net	233.8	223.4
Personal injury-related insurance recoveries receivable	963.7	965.5
Goodwill	11.4	11.4
Other assets	43.1	38.7

Total	$1,601.7	$1,538.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$72.5	$51.4
Accrued interest	1.1	1.0
Accrued salaries, wages, and related expenses	33.3	42.0
Other accrued liabilities	69.0	55.2
Payable to affiliate	15.5	14.8
Long-term debt — current portion	1.1	1.1
Discontinued operations’ current liabilities	2.2	2.1

Total current liabilities	194.7	167.6
Long-term liabilities	47.2	42.0
Long-term debt	1.2	1.2
Discontinued operations’ liabilities (liabilities subject to compromise)	68.5	68.5

	311.6	279.3
Liabilities subject to compromise	4,392.2	4,400.1
Minority interests	.7	.7
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	.8	.8
Additional capital	538.0	538.0
Accumulated deficit	(3,632.8)	(3,671.2)
Accumulated other comprehensive income (loss)	(8.8)	(8.8)

Total stockholders’ equity (deficit)	(3,102.8)	(3,141.2)

Total	$1,601.7	$1,538.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Quarter Ended
	March 31,

	2006	2005

		(Restated)
	(Unaudited)
	(In millions of dollars
	except share and per
	share amounts)
Net sales	$336.3	$281.4

Costs and expenses:
Cost of products sold	272.2	243.0
Depreciation and amortization	4.8	4.9
Selling, administrative, research and development, and general	15.3	12.2
Other operating charges	—	6.2

Total costs and expenses	292.3	266.3

Operating income	44.0	15.1
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $23.7 for both quarters)	(.8)	(2.1)
Reorganization items	(6.4)	(7.8)
Other — net	1.3	(.4)

Income before income taxes and discontinued operations	38.1	4.8
Provision for income taxes	(7.0)	(2.4)

Income from continuing operations	31.1	2.4
Income from discontinued operations, net of income taxes	7.3	10.6
Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	(4.7)

Net income	$38.4	$8.3

Earnings (loss) per share — Basic/ Diluted:
Income from continuing operations	$.39	$.03

Income from discontinued operations	$.09	$.13

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—	$(.06)

Net income	$.48	$.10

Weighted average shares outstanding (000):
Basic/ Diluted	79,672	79,681

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)
For the Quarter Ended March 31, 2006

				Accumulated
				Other
	Common	Additional	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total

	(Unaudited)
	(In millions of dollars)
BALANCE, December 31, 2005	$.8	$538.0	$(3,671.2)	$(8.8)	$(3,141.2)
Net income (same as comprehensive income)	—	—	38.4	—	38.4

BALANCE, March 31, 2006	$.8	$538.0	$(3,632.8)	$(8.8)	$(3,102.8)

For the Quarter Ended March 31, 2005
(Restated)

				Accumulated
				Other
	Common	Additional	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total

	(Unaudited)
	(In millions of dollars)
BALANCE, December 31, 2004	$.8	$538.0	$(2,917.5)	$(5.5)	$(2,384.2)
Net income	—	—	8.3	—	8.3
Unrealized net increase in value of derivative instruments arising during the period	—	—	—	(.3)	(.3)
Reclassification adjustment for net realized losses on derivative instruments included in net income	—	—	—	.2	.2

Comprehensive income (loss)	—	—	—	—	8.2

BALANCE, March 31, 2005	$.8	$538.0	$(2,909.2)	$(5.6)	$(2,376.0)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Quarter Ended
	March 31,

	2006	2005

		(Restated)
	(Unaudited)
	(In millions of
	dollars)
Cash flows from operating activities:
Net income	$38.4	$8.3
Less net income from discontinued operations	7.3	10.6

Net income (loss) from continuing operations	31.1	(2.3)
Adjustments to reconcile net loss from continuing operations to net cash used by continuing operations:
Depreciation and amortization (including deferred financing costs of $.8 and $1.7, respectively)	5.6	6.6
Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	4.7
Gain on sale of real estate	(1.6)	—
Equity in (income) loss of unconsolidated affiliate, net of distributions	(2.9)	1.0
(Increase) decrease in trade and other receivables	(27.5)	2.8
Increase in inventories	(22.3)	(.6)
(Increase) decrease in prepaid expenses and other current assets	(8.3)	.5
Increase (decrease) in accounts payable and accrued interest	15.8	(7.0)
Increase in other accrued liabilities	2.3	4.1
Increase (decrease) in payable to affiliate	.7	(2.1)
Increase (decrease) in accrued and deferred income taxes	2.6	(.5)
Net cash impact of changes in long-term assets and liabilities	(4.7)	(8.0)
Net cash used by discontinued operations	7.5	(7.4)
Other	.1	(.1)

Net cash used by operating activities	(1.6)	(8.3)

Cash flows from investing activities:
Capital expenditures, net of accounts payable of $5.2 in 2006	(10.6)	(3.8)
Net proceeds from sale of real estate	1.0	—

Net cash used by investing activities	(9.6)	(3.8)

Cash flows from financing activities:
Financing costs, primarily DIP Facility related	—	(3.3)
Decrease (increase) in restricted cash	.2	(15.0)
Net cash used by discontinued operations: primarily increase in restricted cash	—	(.5)

Net cash used by financing activities	.2	(18.8)

Net decrease in cash and cash equivalents during the period	(11.0)	(30.9)
Cash and cash equivalents at beginning of period	49.5	55.4

Cash and cash equivalents at end of period	$38.5	$24.5

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.4 and $.1	$—	$.4

Income taxes paid	$.4	$10.5
Less income taxes paid by discontinued operations	—	(8.7)

	$.4	$1.8

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
      The Cases filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that might have arisen and been enforced by the Pension Benefit Guaranty Corporation (“PBGC”) primarily as a result of the Company’s failure to meet a $17.0 accelerated funding requirement to its salaried employee retirement plan in January 2003 (see Note 10 for additional information regarding the accelerated funding requirement). The filing of the Cases by the Additional Debtors had no impact on the Company’s day-to-day operations.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During November 2004, the Liquidating Subsidiaries filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are referred to as the “Liquidating Plans.” In general, the Liquidating Plans provided for the vast majority of the net sale proceeds to be distributed to the PBGC and the holders of KACC’s 9 7/8% and 10 7/8 % Senior Notes (the “Senior Notes”) and claims with priority status.
      As previously disclosed in 2004, a group of holders (the “Sub Note Group”) of KACC’s 12 3/4 % Senior Subordinated Notes (the “Sub Notes”) formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group asserted that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinated to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both Sub Notes and Senior Notes made a similar assertion, but also, maintained that a portion of the claims of holders of Senior Notes against the subsidiary guarantors were contractually senior to the claims of holders of Sub Notes against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 22, 2005, the Court issued a decision in connection with the Senior Note-Sub Note Dispute, finding in favor of the Senior Notes. On January 10, 2006, the Court held a hearing on a motion by the indenture trustee for the Sub Notes to stay distribution of the amounts reserved under the Liquidating Plans in respect of the Senior Note-Sub Note Dispute pending appeals in respect of the Court’s December 22, 2005 decision that the Sub Notes were contractually subordinate to the Senior Notes in regard to certain subsidiary guarantors (particularly the Liquidating Subsidiaries) and that certain parties were not due certain reimbursements. An agreement was reached at the hearing and subsequently approved by Court order dated March 7, 2006, authorizing the trustee to distribute the amounts reserved to the indenture trustees for the Senior Notes and further authorizing the indenture trustees to make distributions to holders of the Senior Notes while such appeals proceed, in each case subject to the terms and conditions stated in the order.
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
      The distributions in respect of the Liquidating Plans also settled substantially all amounts due between KACC and the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Settlement Agreement (the “Intercompany Agreement”) that went into affect in February 2005 other than certain payments of alternative minimum tax paid by the Company that it expects to recoup from the liquidating trust for the KAAC and KFC joint plan of liquidation (the “KAAC/ KFC Plan”) during the second half of 2006 in connection with a 2005 tax return (see Note 9). The Intercompany Agreement also resolved substantially all pre- and post-petition intercompany claims among the Debtors.
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
      In June 2005, KAC, KACC, Bellwood and KACOCL and 17 of KACC’s subsidiaries (i.e., the Reorganizing Debtors) filed a plan of reorganization and related disclosure statement with the Court. Following an interim filing in August 2005, in September 2005, the Reorganizing Debtors filed an amended plan of reorganization (as modified, the “Kaiser Aluminum Amended Plan”) and related amended disclosure

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements (the “Kaiser Aluminum Amended Disclosure Statement”) with the Court. In December 2005, with the consent of creditors and the Court, KBC was added to the Kaiser Aluminum Amended Plan.
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

(c) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in consideration for the agreed cancellation of the retiree medical plan, as more fully discussed in Note 10, KACC is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and has agreed thereafter to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are entitled to receive a contribution of 66.9% of the new common stock of the emerged entity.

(d) The PBGC will receive a cash payment of $2.5 and 10.8% of the new common stock of the emerged entity in respect of its claims against KACOCL. In addition, as described in (f) below, the PBGC will receive shares of new common stock based on its direct claims against the Remaining Debtors (other than KACOCL) and its participation, indirectly through the KAAC/ KFC Plan in claims of KFC against KACC, which the Company currently estimates will result in the PBGC receiving an additional 5.4% of the new common stock of the emerged entity (bringing the PBGC’s total ownership percentage of the new entity to approximately 16.2%). The $2.5 cash payment discussed above is in addition to the cash amounts the Company has already paid the PBGC (see Note 10) and that the PBGC has received and will receive from the Liquidating Subsidiaries under the Liquidating Plans.

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
      The Kaiser Aluminum Amended Plan was accepted by all classes of creditors entitled to vote on it and the Kaiser Aluminum Amended Plan was confirmed by the Court on February 6, 2006. The confirmation order remains subject to motions for review and appeals filed by certain of KACC’s insurers and must still be adopted or affirmed by the United States District Court. Other significant conditions to emergence include completion of the Company’s exit financing, listing of the new common stock on the NASDAQ stock market and formation of certain trusts for the benefit of different groups of tort claimants. As provided in the Kaiser Aluminum Amended Plan, once the Court’s confirmation order is adopted or affirmed by the United States District Court, even if the affirmation order is appealed, the Company can proceed to emerge if the United States District Court does not stay its order adopting or affirming the confirmation order and the key constituents in the Chapter 11 proceedings agree. Assuming the United States District Court adopts or affirms the confirmation order, the Company believes that it is possible that it will emerge during the second quarter of 2006 or early in the third quarter of 2006. No assurances can be given that the Court’s confirmation order will ultimately be adopted or affirmed by the United States District Court or that the transactions contemplated by the Kaiser Aluminum Amended Plan will ultimately be consummated.
      At emergence from Chapter 11, the Reorganizing Debtors will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). The Company currently estimates that its Exit Costs will be in the range of $45.0 to $60.0. The Company currently expects to fund such Exit Costs using existing cash resources and borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 8). If funding from existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurance can be given in this regard.
      As discussed above, the Kaiser Aluminum Amended Plan contemplates that the VEBAs would receive 66.9% of the new common stock of the emerged entity. However, during May 2006, the Company was informed that the VEBAs have sold a portion of their interests in such new common stock (representing 8.1% of the emerging entity’s new common stock). As a result, the Company expects to contribute 58.8% of the new common stock to the VEBAs upon emergence. Additionally, during May 2006, the Company was informed that the PBGC intends to sell approximately $462.0 of its $616.0 allowed unsecured claim. As a result, the PBGC ownership in the emerged entity is currently expected to be approximately 4.6%.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Upon emergence from the Cases, the Company expects to apply “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor’s liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will adjust its balance sheet to equal the reorganization value as determined in its plan(s) of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence and because of the significance of liabilities subject to compromise (that will be relieved upon emergence), comparisons between the current historical financial statements and the financial statements upon emergence may be difficult to make.
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
Condensed Combined Balance Sheets
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005

Current assets	$4.3	$2.3
Intercompany receivables (payables), net(1)	2.6	4.0

	$6.9	$6.3

Liabilities not subject to compromise — Current liabilities	$3.6	$3.9
Long-term liabilities	1.3	1.4
Stockholders’ equity (deficit)(1)	2.0	1.0

	$6.9	$6.3

(1)	Intercompany receivables (payables), net and stockholders’ equity (deficit) amounts are eliminated in consolidation.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Combined Statements of Income (Loss)
For the Quarters Ended March 31, 2006 and 2005

	Quarter Ended
	March 31,

	2006	2005

Costs and expenses — Operating costs and expenses	$(.3)	$.1

Operating income (loss)	.3	(.1)
All other income (expense), net	.1	—

Income (loss) from continuing operations	.4	(.1)
Discontinued operations	—	—

Net income (loss)	$.4	$(.1)

Condensed Combined Statements of Cash Flows
For the Quarters Ended March 31, 2006 and 2005

	Quarter Ended
	March 31,

	2006	2005

Net cash provided (used) by:
Financing activities —
Continuing operations	$1.9	$—
Discontinued operations	—	—

Net increase in cash and cash equivalents	1.9	—
Cash and cash equivalents, beginning of period	.4	.4

Cash and cash equivalents, end of period	$2.3	$.4

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts subject to compromise at March 31, 2006 and December 31, 2005 consisted of the following items:

	March 31,	December 31,
	2006	2005

Accrued postretirement medical obligation (Note 10)	$1,011.3	$1,017.0
Accrued asbestos and certain other personal injury liabilities (Note 11)	1,115.0	1,115.0
Assigned intercompany claims for benefit of certain creditors	1,131.5	1,131.5
Debt (Note 8)	847.6	847.6
Accrued pension benefits (Note 10)	625.8	626.2
Unfair labor practice settlement (Note 11)	175.0	175.0
Accounts payable	30.4	29.8
Accrued interest	44.7	44.7
Accrued environmental liabilities (Note 11)	29.2	30.7
Other accrued liabilities	36.3	37.2
Proceeds from sale of commodity interests	(654.6)	(654.6)

	$4,392.2	$4,400.1

(1)	The above amounts exclude $68.5 at March 31, 2006 and December 31, 2005 of liabilities subject to compromise related to discontinued operations. Approximately $42.1 of the excluded amounts at March 31, 2006 and December 31, 2005 relate to a claim settlement in the fourth quarter of 2005 (see Note 6). The balance of the amounts at March 31, 2006 and December 31, 2005 were primarily accounts payable.
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
      Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Company because it is in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarters ended March 31, 2006 and 2005, reorganization items were as follows:

	Quarter Ended
	March 31,

	2006	2005

Professional fees	$7.0	$8.0
Interest income	(.7)	(.3)
Other	.1	.1

	$6.4	$7.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies
      This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
      Additionally, as discussed above (see Financial Statement Presentation in Note 1), the Company believes that it would, upon emergence, apply fresh start accounting to its consolidated financial statements which would also adversely impact the comparability of the March 31, 2006 financial statements to the financial statements of the entity upon emergence.
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
      Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
      Earnings per Share. Basic earnings per share is computed by dividing the weighted average number of common shares outstanding during the period. However, earnings per share may not be meaningful because the equity interests of the Company’s existing stockholders are expected to be cancelled without consideration pursuant to the Kaiser Aluminum Amended Plan.
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
      As more fully discussed in Note 5, in connection with the Company’s preparation of its December 31, 2005 financial statements, the Company concluded that its derivative financial instruments did not meet certain specific derivative criteria in SFAS No. 133 and, as such, the Company has restated its prior quarter results and has marked all of its derivatives to market in 2005. The change in accounting for derivative contracts was related to the form of the Company’s documentation in respect of derivatives contracts it enters into to reduce exposures to changes in prices for primary aluminum and energy and in respect of foreign exchange rates. The Company determined that its hedging documentation did not meet the strict documentation standards established by SFAS No. 133. More specifically, the Company’s documentation did not comply with the SFAS No. 133 was in respect to the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transaction to which they relate. The Company had documented that the derivatives it was using would qualify for the “short cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction. As a result, under SFAS No. 133, the Company “de-designated” its open derivative transactions and reflected fluctuations in the market value of such derivative transactions in its results each period rather than deferring the effects until the forecasted transaction (to which the hedges relate) occur. The effect on the first three quarters of 2005 as a result of marking the derivatives to market each quarter rather than deferring gains/losses was to increase Cost of products sold and decrease Operating income by $2.0, $1.5 and $1.0, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The rules provide that, once de-designation has occurred, the Company can modify its documentation and re-designate the derivative transactions as “hedges” and, if appropriately documented, re-qualify the transactions for prospectively deferring changes in market fluctuations after such corrections are made. The Company is working to modify its documentation and to re-qualify open and post 2005 hedging transactions for treatment as hedges during the second quarter of 2006. However, no assurances can be provided in this regard.
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
      New Accounting Pronouncements. Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123-R”) was issued in December 2004 and replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In general terms, SFAS No. 123-R eliminates the intrinsic value method of accounting for employee stock options and requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the award will be recognized as an expense over the period that the employee provides service for the award. The Company adopted SFAS No. 123-R effective January 1, 2006. However, given that the Kaiser Aluminum Amended Plan contemplates the cancellation of all equity interests of existing stockholders and as all of the Company’s outstanding stock options were fully vested, the adoption of SFAS No. 123-R had no impact on the existing Company’s financial statements. However, the adoption of SFAS No. 123-R could have a material impact on the financial statements of the emerging entity depending on the nature of any share based payments that may be granted after the Company emergence from Chapter 11.
      Statement of Financial Accounting Standards No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) was issued in November 2004 and is effective for fiscal years beginning after June 15, 2005. SFAS No. 151 amends ARB No. 43, Chapter 4 to clarify that abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, be accounted as current period charges rather than as a portion of inventory costs. The Company adopted SFAS No 151 effective January 1, 2006. However, the adoption of SFAS No. 151 did not have an impact on the Company’s financial statements as the Company’s accounting policies were already in conformance with the key aspects of SFAS No. 151.
      Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”) was issued in May 2005 and replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”) and Statement of Financial Accounting Standards No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle and carries forward without changing the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements. In general terms, SFAS No. 154 requires the retrospective application to prior periods’ financial statements of a change in an accounting principle. This contrasts with APB No. 20 which required that a change in an accounting principle be recognized in the period the change was adopted by including in net income the cumulative effect of adopting the new accounting principle. SFAS No. 154 is effective for all financial statements beginning January 1, 2006 and applies to all accounting changes and corrections of errors made after such effective dates. The Company adopted SFAS No. 154 effective January 1, 2006. However, the adoption of SFAS No. 154 did not have any impact on the Company’s financial statements.

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
      Substantially all product inventories are stated at last-in, first-out (“LIFO”) cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventories, after deducting inventories related to discontinued operations, consist of the following:

	March 31,	December 31,
	2006	2005

Fabricated products —
Finished products	$43.3	$34.7
Work in process	51.2	43.1
Raw materials	32.4	26.3
Operating supplies and repairs and maintenance parts	10.6	11.1

	137.5	115.2
Commodities — Primary aluminum	.1	.1

	$137.6	$115.3

4.	2005 Adoption of FIN 47
      Effective December 31, 2005, the Company adopted FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”) retroactive to the beginning of 2005. Pursuant to SFAS No. 143 and FIN 47, companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under the guidelines clarified in FIN 47, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO may/will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. The Company has evaluated FIN 47 and determined that it has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, consistent with the guidelines of FIN 47, the retroactive application of FIN 47 resulted in the Company recognizing, retroactive to the beginning of 2005, the following in the fourth quarter of 2005: (i) a charge of approximately $2.0 reflecting the cumulative earnings impact of adopting FIN 47 (set out separately on the statement of operations), (ii) an increase in Property, plant and equipment of $.5 and (iii) offsetting the amounts in (i) and (ii), an increase in Long term liabilities of approximately $2.5. In addition, pursuant to FIN 47 there was an immaterial amount of incremental depreciation provision recorded (in Depreciation and amortization) for the year ended December 31, 2005 as a result of the retroactive increase in Property, plant and equipment (discussed in (ii) above) and there was an incremental $.2 of non-cash charges (in Cost of products sold) to reflect the accretion of the liability recognized at January 1, 2005 (discussed in (iii) above) to the estimated fair value of the CARO at December 31. 2005 ($2.7).
      Also, at year-end 2005, Anglesey, a 49%-owned unconsolidated aluminum investment, which owns an aluminum smelter in Holyhead, Wales, recorded a CARO liability of approximately $15.0 in its financial

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with US GAAP treatment. The Company determined that application of US GAAP would have resulted in (a) a non-cash cumulative adjustment of $2.7 reducing the Company’s investment retroactive to the beginning of 2005 and (b) a decrease in the Company’s share of Anglesey’s earnings totaling approximately $.1 for 2005 (representing additional depreciation, accretion and foreign exchange charges).
      See Notes 2 and 4 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the CAROs.
      The Company’s estimates and judgments that effect the probability weighted estimated future contingent cost amounts did not change during the first quarter of 2006. The following amounts have been reflected in the Company’s results for the quarters ended March 31, 2006 and March 31, 2005: (i) an immaterial incremental amount of depreciation expense and (ii) incremental accretion of the estimated liability of $.1 and $.1, respectively (included in Cost of products sold).

5.	Restated 2005 Quarterly Data
      During March 2006, the Company determined that its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated for two items: (1) VEBA-related payments made during the first nine months of 2005 should have been recorded as a reduction of the pre-petition retiree medical obligations rather than as a current operating expense as was done in the Company’s 2005 Quarterly Reports on Form 10-Q and (2) as more fully discussed in Note 2, the Company determined that its derivative financial instrument transactions did not qualify for hedge (deferral) treatment as the transactions had been accounted for in the Company’s Quarterly Reports on Form 10-Q. The effect of the restatement related to the VEBA payments is to decrease operating expenses by $6.7, $5.7 and $5.7 in the first, second and third quarters of 2005, respectively with an offsetting decrease in Liabilities subject to compromise at March 31, 2005, June 30, 2005 and September 30, 2005. The net effect of the restatement related to the derivative transactions was to increase operating expenses by $2.0, $1.5 and $1.0 in the first, second and third quarters of 2005, respectively, with an offsetting increase in OCI at March 31, 2005, June 30, 2005 and September 30, 2005, respectively. There is no net impact on the Company’s cash flows as a result of either restatement.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables show the full income statement affects of the restatements on the first quarter of 2005 as well as the changes in balance sheet and cash flow statement line items.

Statements of Consolidated Income — Unaudited

	As
	Previously	As
	Reported(1)	Restated

	March 31,	March 31,
	2005	2005

Net sales	$281.4	$281.4

Costs and expenses:
Cost of products sold	242.2	243.0
Depreciation and amortization	4.9	4.9
Selling, administration, research and development, and general	17.7	12.2
Other operating charges, net	6.2	6.2

Total costs and expenses	271.0	266.3

Operating income	10.4	15.1
Other income (expense):
Interest expense (excluding unrecorded interest expense	(2.1)	(2.1)
Reorganization items	(7.8)	(7.8)
Other — net	(.4)	(.4)

Income before income taxes and discontinued operations	.1	4.8
Provision for income taxes	(2.4)	(2.4)

Income (loss) from continuing operations	(2.3)	2.4
Income from discontinued operations	10.6	10.6
Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	(4.7)	(4.7)

Net income	$3.6	$8.3

Earnings (loss) per share — Basic/ Diluted:
Income (loss) from continuing operations	$(.03)	$.03

Income from discontinued operations	$.13	$.13

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$(.06)	$(.06)

Net income	$.04	$.10

Weighted average shares outstanding (000):
Basic/ Diluted	79,681	79,681

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets — Unaudited

	As
	Previously	As
	Reported(1)	Restated

	March 31,	March 31,
	2005	2005

Liabilities subject to compromise	$3,952.9	$3,946.2
Stockholders’ equity (deficit):
Common stock	.8	.8
Additional capital	538.0	538.0
Accumulated deficit	(2,913.9)	(2,909.2)
Accumulated other comprehensive income (loss)	(7.6)	(5.6)

Total stockholders’ equity (deficit)	(2,382.7)	(2,376.0)

Total liabilities and stockholders’ equity (deficit)	$1,570.2	$1,570.2

Statements of Consolidated Cash Flows — Unaudited

	As
	Previously	As
	Reported(1)	Restated

	March 31,	March 31,
	2005	2005

Cash flows from operating activities:
Net income	$3.6	$8.3
Less net income from discontinued operations	10.6	10.6

Net income (loss) from continuing operations, including from cumulative effect of adopting change in accounting in 2005	(7.0)	(2.3)
(Decrease) increase in prepaid expenses and other current assets	(2.5)	.5
Increase in other accrued liabilities	4.8	4.1
Net cash impact of changes in long-term assets and liabilities	(1.0)	(8.0)
Net cash used by operating activities	$(8.3)	$(8.3)

(1)	The “As previously reported” amounts shown above include the effect of the adoption of FIN 47 on December 31, 2005 retroactive to the beginning of the year as discussed in Note 4. Such retroactive application is required by GAAP and is not considered a “restatement.” The retroactive impact of the adoption of FIN 47 was a charge of $4.7 in the first quarter of 2005 in respect of the cumulative effect upon adoption.
      See Note 16 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the restated 2005 quarterly data.

6.	Discontinued Operations
      As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Notes 1 and 7, the Company completed the sale of its interests in and related to Alpart, the Gramercy, Louisiana alumina refinery (“Gramercy”), Kaiser Jamaica Bauxite Company (“KJBC”), Volta Aluminium

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company Limited (“Valco”), and the Mead, Washington aluminum smelter and certain related property (the “Mead Facility”) in 2004 and the sale of its interests in and related to QAL which closed on April 1, 2005. All of the foregoing commodity assets are collectively referred to as the “Commodity Interests”. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Commodity Interests have been reported as discontinued operations in the accompanying financial statements.
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
      The carrying amounts of the liabilities in respect of the Company’s interest in and related to the sold Commodity Interests as of March 31, 2006 and December 31, 2005 are included in the accompanying Consolidated Balance Sheets for the periods ended March 31, 2006 and December 31, 2005. Income statement information in respect of the Company’s interest in and related to the sold Commodity Interests for the quarters ended March 31, 2006 and 2005 included in income (loss) from discontinued operations was as follows:

	Quarter Ended
	March 31,

	2006	2005

Net sales	$—	$42.9
Operating income	—	11.4
Income before income taxes	7.5	13.2
Net income	7.3	10.6
      During March 2006, the Company received a $7.5 payment from an insurer in settlement of certain residual claims the Company had in respect of the 2000 incident at its Gramercy, Louisiana alumina refinery (which was sold in 2004). This amount is included in Discontinued operations in the first quarter of 2006.
      Activity during the first quarter of 2005 consisted almost exclusively of the Company’s interests in and related to QAL, which was sold on April 1, 2005, and related hedging activity.
      As previously disclosed during the fourth quarter of 2005, the UCC negotiated a settlement with a third party that had asserted an approximate $67.0 claim for damages against KBC for rejection of a bauxite supply agreement. Pursuant to the settlement, among other things, the Company agreed to (a) allow the third party an unsecured pre-petition claim in the amount of $42.1, (b) substantively consolidate KBC with certain of the other debtors solely for the purpose of treating that claim, and any other pre-petition claim of KBC, under the Kaiser Aluminum Amended Plan and (c) modify the Kaiser Aluminum Amended Plan to implement the settlement. In consideration of the settlement, the third party, among other things, agreed to not object to the Kaiser Aluminum Amended Plan. The settlement was approved by the Court in January 2006 and the Company recorded a charge of $42.1 in the fourth quarter of 2005 in Discontinued operations and reflected an increase in Discontinued operations liabilities subject to compromise (see Note 1) by the same amount.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property, Plant, and Equipment
      The major classes of property, plant, and equipment are as follows:

	March 31,	December 31,
	2006	2005

Land and improvements	$7.2	$7.7
Buildings	62.4	62.4
Machinery and equipment	460.7	460.4
Construction in progress	38.5	25.0

	568.8	555.5
Accumulated depreciation	(335.0)	(332.1)

Property, plant, and equipment, net	$233.8	$223.4

      In April 2005, the Company completed the sale of its interests in and related to QAL. Net cash proceeds from the sale total approximately $401.4. The buyer also assumed KACC’s obligations in respect of approximately $60.0 of QAL debt (see Note 6). In connection with the completion of the sale, the Company also paid a termination fee of $11.0. After considering transaction costs (including the termination fee and a $7.7 deferred charge associated with a back-up bid fee), the transaction resulted in a gain, net of estimated income tax of $7.9, of approximately $366.2. As described in Note 1, a substantial majority of the proceeds from the sale of the Company’s interests in and related to QAL were held in escrow for the benefit of KAAC’s creditors until the KAAC/ KFC Plan was confirmed by the Court (see Note 1) and became effective in December 2005. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to QAL have been reported as discontinued operations in the accompanying financial statements (see Note 6).
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt
      Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005

Secured:
Post-Petition Credit Agreement	$—	$—
Other borrowings (fixed rate)	2.3	2.3
Unsecured or Undersecured:
9 7/8 % Senior Notes due 2002, net	172.8	172.8
10 7/8 % Senior Notes due 2006, net	225.0	225.0
12 3/4 % Senior Subordinated Notes due 2003	400.0	400.0
7.6% Solid Waste Disposal Revenue Bonds due 2027	17.4	17.4
Other borrowings (fixed and variable rates)	32.4	32.4

Total	849.9	849.9
Less — Current portion	(1.1)	(1.1)
Pre-Filing Date claims included in subject to compromise (i.e. unsecured debt) (Note 1)	(847.6)	(847.6)

Long-term debt	$1.2	$1.2

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
      On February 1, 2006, the Court approved an amendment to the DIP Facility to extend its expiration date through the earlier of May 11, 2006, the effective date of a plan of reorganization or voluntary termination by the Company. In addition, the Court approved an extension of the cancellation date of the lenders’ commitment for the Exit Financing to May 11, 2006. On April 14, 2006, the Court approved a short-term extension of the expiration date of the DIP Facility and the cancellation date of the Exit Financing from May 11, 2006 to May 17, 2006. The extension was made to allow the Court to rule on, at its May 15, 2006 hearing date, an extension of the expiration date of the DIP Facility and the cancellation date of the Exit Financing to August 31, 2006. While the Company believes that the Court will approve the extension no assurances can be given in this regard.
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
      The principal terms of the committed Revolving Credit Facility would be essentially the same as or more favorable than the DIP Facility, except that, among other things, the Revolving Credit Facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature five years from the date of emergence. The Term Loan commitment would be expected to close upon or within 30 days after the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature five years from the date of emergence, assuming the extension discussed above is approved by the Court.
      The DIP Facility replaced a post-petition credit facility (the “Replaced Facility”) that the Company and KACC entered into on February 12, 2002. The Replaced Facility was amended a number of times during its term as a result of, among other things, reorganization transactions, including disposition of the Company’s Commodity Interests.
      At March 31, 2006, there were no outstanding borrowings under the DIP Facility, there were approximately $17.5 of outstanding letters of credit under the DIP Facility and there were no outstanding letters of credit that remained outstanding under the Replaced Facility. The Company had (during the first quarter of 2005) deposited cash of $13.3 as collateral for the Replaced Facility letters of credit and deposited approximately $1.7 of collateral with the Replaced Facility lenders until certain other banking arrangements are terminated. As of March 31, 2006, all of the $13.3 collateral for the Replacement Facility letters of credit and $.4 ($.2 during the first quarter of 2006) of the collateral for other certain bonding arrangements had been refunded to the Company.

9.	Income Taxes
      The income tax provision for continuing operations for the quarter ended March 31, 2006 consists of estimated U.S. alternative minimum tax (“AMT”) of $.9 and foreign income taxes of $6.1. The income tax provision for continuing operations for the quarter ended March 31, 2005 related primarily to foreign income taxes. The Company’s provisions for income taxes do not include any impact from the Company’s emergence from Chapter 11. Any such impact will only be reflected once emergence has occurred.
      Results of operations for discontinued operations are net of income tax provision of $.2 and $2.6 for the quarters ended March 31, 2006 and 2005, respectively.
      For the quarters ended March 31, 2006 and 2005, as a result of the Cases, the Company did not recognize any U.S. income tax benefit for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2006 and 2005 were fully offset by increases in valuation allowances.
      As more fully discussed in Note 8 of Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, pursuant to the Kaiser Aluminum Amended Plan, in order to preserve the net operating loss carryforwards that may be available to the Company after emergence, certain major stockholders of the emerging entity, including the VEBAs and the PBGC, would be limited as to the number of shares of common stock that they will be able to sell for several years after emergence. Additionally, in April 2006, the Company, the PBGC and the VEBAs entered into an agreed order that was approved by the Court and that establishes a specific protocol and sets certain limits for pre-emergence transfers of claims by the PBGC and VEBAs in order to preserve the Company’s net operating loss carryforwards.
      See Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding Deferred Tax Assets and Valuation Allowances. In connection with the sale of the Company’s interests in and related to QAL, the Company made payments totaling approximately $8.5 for AMT in the United States. Such payments were made in the fourth quarter of 2005. The Company believes that such amounts paid in respect of the sale of interests should, in accordance with the Intercompany Agreement, be reimbursed to the Company from the funds held by the liquidating trustee for the KAAC/KFC Plan. However, at this point, as this has yet to be agreed, the Company has not recorded a receivable for this amount. The Company expects to resolve this matter in the latter part of 2006 in connection with the filing of its 2005 Federal income tax return.

10.	Employee Benefit and Incentive Plans
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost
      The following table presents the components of net periodic pension benefits cost for the quarters ended March 31, 2006 and 2005:

	Quarter
	Ended
	March 31,

	2006	2005

Service cost	$.3	$.3
Interest cost	.4	.3
Expected return on plan assets	(.4)	(.2)
Amortization of net (gain) loss	.1	—

Defined benefit plans	.4	.4
401K	2.2	1.7

	$2.6	$2.1

      See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for key assumptions with respect to the Company’s pension plans and postretirement benefit plans.

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
      The Company recorded charges in respect of these plans of $2.2 and $7.3 in the quarters ended March 31, 2006 and 2005, respectively. Of the 2006 amount, approximately $1.8 is included in Cost of products sold (related to the Fabricated products segment) and $.4 is included in Selling, administrative, research and development and general expense (“SG&A”) (which amount is $.2 each for the Corporate and the Fabricated products segments). Of the 2005 amount (which includes the retroactive implementation of the plan), $1.5 is included in Cost of products sold (related to the Fabricated products segment) and $.2 is

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in SG&A (related to the Corporate segment). The amount ($5.6) related to the retroactive implementation (i.e., the 2004 portion) of the plans is reflected in Other operation charges (see Note 13).

Cash Flow
      Domestic Plans. As previously discussed, during the first three years of the Chapter 11 proceedings the Company did not make any further significant contributions to any of its domestic pension plans. However, as discussed above in connection with the PBGC settlement agreement, which was approved by the Court in January 2005, the Company paid approximately $5.0 in March 2005 and approximately $1.0 in July 2005 in respect of minimum funding contributions for retained pension plans and paid $11.0 in respect of post-petition administrative claims of the PBGC when the KAAC/ KFC Plan became effective in December 2005. An additional $3.0 could become payable as an administrative claim depending on the outcome of certain legal proceedings (see Note 1). Any other payments to the PBGC are expected to be limited to recoveries under the Liquidating Plans and the Kaiser Aluminum Amended Plan.
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
      In October 2004, the Company entered into an amendment to the USWA agreement to satisfy certain technical requirements for the follow-on hourly pension plans discussed above. The Company also agreed to pay an additional $1.0 to the VEBA in excess of the originally agreed to $36.0 contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company is required to continue to make the monthly VEBA contributions as long as it remains in Chapter 11, even if the sum of such monthly payments exceeds the $37.0 maximum amount discussed above. Any monthly amounts paid during the Chapter 11 process in excess of the $37.0 limit will offset future variable contribution requirements post emergence. The amended agreement was approved by the Court in February 2005. VEBA-related payments through March 31, 2006 totaled approximately $44.0.
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
      Total charges associated with the VEBAs during the quarter ended March 31, 2006 and the year ended December 31, 2005 were $5.7 and $23.8, respectively, and which amounts are reflected in the accompanying financial statements as a reduction of Liabilities subject to compromise.
      Foreign Plans. Contributions to foreign pension plans (excluding those that are considered part of discontinued operations — see Note 6) were nominal.

11.	Commitments and Contingencies
      Impact of Reorganization Proceedings. During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date will be settled pursuant to the Kaiser Aluminum Amended Plan.
      Commitments. KACC has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 12), letters of credit, and guarantees. A significant portion of these commitments related to the Company’s interests in and related to QAL, which were sold on April 1, 2005 (see Note 6). KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey. During the third quarter of 2005, the Company placed orders for certain equipment and/or services intended to augment the Company’s heat treat and aerospace capabilities at the Spokane, Washington facility in respect of which the Company expects to become obligated for costs likely to total in the range of $75.0. Approximately $29.0 of such costs was incurred through the first quarter of 2006. The balance will be likely incurred over the remainder of 2006 and 2007, with the majority of such costs being incurred in 2006.
      Minimum rental commitments under operating leases at December 31, 2005, are as follows: years ending December 31, 2006 — $2.6; 2007 — $1.7; 2008 — $1.4; 2009 — $1.3; 2010 — $.3; thereafter — $.1. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. Rental expenses, after excluding rental expenses of discontinued operations, were $3.6, $3.1 and $8.6 for the years ended December 31, 2005, 2004 and 2003, respectively. Rental expenses of discontinued operations were $4.9 and $6.6 for the years ended December 31, 2004 and 2003, respectively.
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
      Based on the Company’s evaluation of these and other environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 2006, the balance of such accruals was $43.8 (of which $29.2 was included in Liabilities subject to compromise — see Note 1).
      These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years and estimates that

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenditures to be charged to these environmental accruals will be approximately $11.8 during the last three quarters of 2006, $.2 to $3.8 per year for the years 2007 through 2010 and an aggregate of approximately $25.5 thereafter. Approximately $20.2 of the $25.5 environmental liabilities expected to be settled after 2010 relates to non-owned property sites has been included in the after 2010 balance because such amounts are expected to be settled solely in connection to the Kaiser Aluminum Amended Plan.
      The Company has previously disclosed that it is possible that its assessment of environmental accruals could increase because it may be in the interests of all stakeholders to agree to increased amounts to, among other things, achieve a claim treatment that is favorable and to expedite the reorganization process. Examples of such circumstances occurred in 2004 and 2003. See Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present historical information regarding KACC’s asbestos, silica and coal tar pitch volatiles-related balances and cash flows:

	March 31,	December 31,
	2006	2005

Liability	$1,115.0	$1,115.0
Receivable(1)	963.7	965.5

	$151.3	$149.5

	Quarter
	Ended,
	March 31,	Inception
	2006	to Date

Payments made, including related legal costs	$—	$(355.7)
Insurance recoveries(2)	1.8	269.5

	$1.8	$(86.2)

(1)	The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that KACC will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC’s aggregate insurance coverage. Amounts are stated in nominal dollars and not discounted to present value as the Company cannot currently project the actual timing of payments or insurance recoveries particularly in light of the expected treatment of such items in any plan of reorganization that is ultimately confirmed. The Company believes that, as of March 31, 2006, it had received all insurance recoveries that it is likely to collect in respect of asbestos-related costs paid. See Note 1.

(2)	Excludes certain amounts paid by insurers into escrow accounts (in respect of future settlements) more fully discussed below.
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
      While a formal estimation process has not been completed, the Company believes it has sufficient information to project a range of likely costs. The Company estimates that its total liability for asbestos, silica and coal tar pitch volatile personal injury claims is expected to be between approximately $1,100.0 and $2,400.0. However, the Company does not anticipate that other constituents would necessarily agree with this range and the Company anticipates that, were an estimation process to occur in the Cases (which is not expected), other constituents would be expected to disagree with the Company’s estimated range of costs. In particular, the Company is aware that certain informal assertions have been made by representatives for the asbestos, silica and coal tar pitch volatiles claimants that the actual liability may exceed, perhaps significantly,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the top end of the Company’s expected range. While the Company cannot reasonably predict what the ultimate amount of such claims might be determined to be, the Company believes that the minimum end of the range is both probable and reasonably estimatable. Accordingly, in accordance with GAAP, the Company is reflecting an accrued liability of $1,115.0 for the minimum end of the expected range (included in Liabilities subject to Compromise — see Note 1). Future adjustments to such accruals are possible as the reorganization and/or estimation process proceeds and it is possible that such adjustments will be material.
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
      The Company has continued its efforts with insurers to make clear the amount of insurance coverage expected to be available in respect of asbestos, silica and coal tar pitch personal injury claims. The Company has settled asbestos-related coverage matters with certain of its insurance carriers. However, other carriers have not yet agreed to settlements and disputes with carriers exist. During 2000, KACC filed suit in San Francisco Superior Court against a group of its insurers, which suit was thereafter split into two related actions. Additional insurers were added to the litigation in 2000 and 2002. During October 2001, June 2003, February 2004 and April 2004, the court ruled favorably on a number of policy interpretation issues. Additionally, one of the favorable October 2001 rulings was affirmed in February 2002 by an intermediate appellate court in response to a petition from the insurers. The litigation is continuing. Certain insurers have filed motions for review and appeals to object to certain aspects of the confirmation order in respect of the Kaiser Aluminum Amended Plan, including with regard to whether the rights to proceeds of certain of the insurance policies may be transferred upon emergence to the applicable personal injury trust(s) contemplated by the Kaiser Aluminum Amended Plan as part of the resolution of the outstanding tort claims. It is expected that the United States District Court will decide this matter as a part of the plan affirmation process. While the Company believes that the applicable law supports the transfer of such rights to proceeds to the Applicable Personal Injury Trust(s), no assurances can be provided on how the United States District Court will ultimately rule on this or other aspects of the Kaiser Aluminum Amended Plan.
      The timing and amount of future insurance recoveries continues to be dependent on the resolution of any disputes regarding coverage under the applicable insurance policies through the process of negotiations or further litigation. However, the Company believes that substantial recoveries from the insurance carriers are probable. The Company estimates that at March 31, 2006 its remaining solvent insurance coverage was in the range of $1,400.0 — $1,500.0. Further, assuming that actual asbestos, silica and coal tar pitch volatile costs were to be the $1,115.0 amount now accrued (as discussed above) the Company believes that it would be able to recover from insurers amounts totaling approximately $963.7, and, accordingly the Company recorded in 2004 an approximate $500.0 increase in its personal injury-related insurance receivable. The foregoing estimates are based on, among other things, negotiations, the results of the litigation efforts discussed above and the advice of Heller Ehrman LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. While the Company considers the approximate $963.7 amount to be probable (based on the factors cited above) it is possible that facts and circumstances could change and, if such a change were to occur, that a material adjustment to the amount recorded could occur. Additionally, it should be noted that, if through the estimation process or negotiation, it was determined that a significantly higher amount of costs were expected to be paid in respect of asbestos, silica and coal tar pitch volatile claims: (a) any amounts in excess of $1,400.0 — $1,500.0 would likely not be offset by any expected incremental insurance recoveries and (b) it is presently uncertain to what extent additional insurance recoveries would be determined under GAAP to be probable in respect of expected costs between the $1,100.0 amount accrued at March 31, 2006 and total amount of estimated solvent insurance coverage available. Further, it is possible

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that, in order to provide certainty in respect of tort-related insurance recoveries, the Company and the insurers may enter into further settlement agreements establishing payment obligations of insurers to the trusts discussed in Note 1. Settlement amounts may be different from the face amount of the policies, which are stated in nominal terms, and may be affected by, among other things, the present value of possible cash receipts versus the potential obligation of the insurers to pay over time which could impact the amount of receivables recorded.
      Since the start of the Cases, KACC has entered into settlement agreements with several of the insurers whose asbestos-related obligations are primarily in respect of future asbestos claims. These settlement agreements were approved by the Court. In accordance with the Court approval, the insurers have paid certain amounts, pursuant to the terms of the approved escrow agreements, into funds (the “Escrow Funds”) in which KACC has no interest, but which amounts will be available for the ultimate settlement of KACC’s asbestos-related claims. Because the Escrow Funds are under the control of the escrow agents, who will make distributions only pursuant to a Court order, the Escrow Funds are not included in the accompanying consolidated balance sheet at March 31, 2006 . In addition, since neither the Company nor KACC received any economic benefit or suffered any economic detriment and have not been relieved of any asbestos-related obligation as a result of the receipt of the escrow funds, neither the asbestos-related receivable nor the asbestos-related liability have been adjusted as a result of these transactions.
      During the latter half of 2005 and the first quarter of 2006, the Company entered into certain conditional settlement agreements with insurers under which the insurers agreed (in aggregate) to pay approximately $442.0 in respect of substantially all coverage under certain policies having a combined face value of approximately $539.0. The settlements, which were approved by the Court, have several conditions, including a legislative contingency and are only payable to the trust(s) being set up under the Kaiser Aluminum Amended Plan upon emergence (more fully discussed in Note 1). One set of insurers paid approximately $137.0 into a separate escrow account in November 2005. If the Company does not emerge, the agreement is null and void and the funds (along with any interest that has accumulated) will be returned to the insurers. As of March 31, 2006, the insurers had paid $219.3 into the Escrow Funds, a substantial portion of which related to the conditional settlements.
      During April 2006, the Company entered into another conditional insurance settlement agreement with an insurer, subject to Court approval. Under this conditional settlement, the insurer agreed to pay a stipulated percentage (37.5%) of the costs and liquidation values of asbestos-related and silica-related personal injury claims liquidated by the applicable trust that will be set up under the Kaiser Aluminum Amended Plan. The insurer would make quarterly payments to the trusts, subject to invoices from the trusts on liquidation values and expenses and subject to caps on the amount to be paid in any quarter, which caps range from between $9.9 and $17.0. The quarterly payments are payable over the period October 2006 through July 2016. The conditional agreement does, however, provide for the “rollover” of certain unused amounts from one quarterly period to the next. The maximum total payable pursuant under the conditional settlement agreement is $567.9, which amount is the approximate combined face value of the policies. For the full face amount of the policies to be collected, the total liability would have to exceed the approximate $1,115.0 liability amount reflected in the Company’s March 31, 2006 balance sheet. Other terms of the conditional settlement agreement are similar to those disclosed with respect to earlier agreements. The April 2006 conditional insurance settlement was approved by the Court in May 2006 and, similar to the previous agreements, is null and void if the Company does not emerge from Chapter 11 pursuant to the terms of the Kaiser Aluminum Amended Plan. The Company continues to believe that ultimate collection of the approximately $963.7 of personal injury-related insurance receivables in total is probable, even if the conditional insurance settlements are approved by the Court and become effective. However, no assurances can be provided that the Kaiser Aluminum Amended Plan will become effective.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additional policies with other insurers remain the subject on ongoing coverage litigation. The aggregate face value of the policies still subject to ongoing coverage litigation is in excess of $300.0. It is possible that settlements with additional insurers will occur. However, no assurances can be given that such settlements will occur.
      The Company has not provided any accounting recognition for the conditional agreements in the accompanying financial statements given: (1) the conditional nature of the settlements; (2) the fact that, if the Kaiser Aluminum Amended Plan does not become effective, the Company’s interests with respect to the insurance policies covered by the agreements are not impaired in any way; and (3) the Company believes that collection of the approximate $963.7 amount of Personal injury-related insurance recovery receivable is probable even if the conditional agreements are ultimately approved. No assurances can be given as to whether the conditional agreements will become final or as to what amounts will ultimately be collected in respect of the insurance policies covered by the conditional settlement or any other insurance policies.
      Hearing Loss Claims. During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval the claimants will be allowed claims totaling $15.8. As such, the Company recorded a $15.8 charge (in Other operating charges, net in 2003 and a corresponding obligation (included in Liabilities subject to compromise, Other accrued liabilities — see Note 1). However, no cash payments by the Company are required in respect of these amounts. Rather the settlement agreement contemplates that, at emergence, these claims will be transferred to a separate trust along with certain rights against certain insurance policies of the Company and that such insurance policies will be the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts have been reflected in the Company’s financial statements at March 31, 2006 in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.
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
      Contingencies Regarding Settlement with the PBGC. As more fully described in Note 10, in response to the January 2004 Debtors’ motion to terminate or substantially modify substantially all of the Debtors’ defined benefit pension plans, the Court ruled that the Company had met the factual requirements for distress termination as to all of the plans at issue. The PBGC appealed the Court’s ruling. However, as more fully discussed in Note 10, during the pendency of the PBGC’s appeal, the Company and the PBGC reached a settlement under which the PBGC agreed to assume the Terminated Plans. The Court approved this settlement in January 2005. The Company believed that, subject to the Kaiser Aluminum Amended Plan and the Liquidating Plans complying with the terms of the PBGC settlement, all issues in respect of such matters were resolved. However, despite the settlement with the PBGC, the intermediate appellate court proceeded to consider the PBGC’s earlier appeal and issued a ruling dated March 31, 2005 affirming the Court’s rulings regarding distress termination of all such plans. If the current appellate ruling became final, it is possible that the remaining defined benefit plans would be assumed by the PBGC. Since the Company and the PBGC became aware of the intermediate appellate court ruling, the Company and the PBGC have conducted additional discussions. In July 2005, the Company and the PBGC reached an agreement, which was approved by the Court in September 2005, under which the PBGC agreement previously approved by the Court was amended to permit the PBGC to further appeal the intermediate appellate court ruling. Under the terms of the amended PBGC agreement, if the PBGC were to prevail in the further appeal, all aspects of the previously approved PBGC agreement would remain the same. Accordingly, in essence, if the PBGC’s further appeal were to prevail, the Company does not believe there would be any material adverse consequences. On the other hand, under the amended agreement, if the intermediate appellate court ruling is upheld on further appeal, the PBGC is required to: (a) approve the distress termination of the remaining defined benefit pension plans; and (b) reduce the amount of the administrative claim to $11.0 (from $14.0). Under the amended agreement, both the Company and the PBGC agreed to take up no further appeals. Pending a final resolution of this matter, the Company’s settlement with the PBGC remains in full force and effect. Upon consummation of the Liquidating Plans, the $11.0 minimum was paid to the PBGC. The remaining $3.0 that would be payable if the PBGC were to be paid the maximum amount of the administrative claim was accrued at December 31, 2005 in Accrued salaries, wages, and related expenses. The Company continues to believe that any outcome would not be less favorable (from a cash perspective) than the terms of the PBGC settlement or the amended PBGC agreement. However, if the remaining defined benefit pension plans were to be terminated, it would likely result in a non-cash charge of approximately $6.0 — $7.0.
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

12.	Derivative Financial Instruments and Related Hedging Programs
      In conducting its business, KACC has historically used various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. KACC has historically entered into derivative transactions from time to time to limit its exposure resulting from (1) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. As KACC’s hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in the hedging activities (except the impact of those contracts discussed below which have been marked to market) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.
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
      As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the quarter ended March 31, 2005 and 2006 that contained fixed price terms were (in millions of pounds) 29.8 and 42.9, respectively.
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
      At March 31, 2006, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last three quarters of 2006 and for the period 2007 — 2010 totaling approximately (in millions of pounds): 2006: 130.0, 2007: 92.0, 2008:75.0, 2009: 63.0 and 2010: 62.0.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes KACC’s material derivative positions at March 31, 2006:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option sale contracts	1/10 through 12/11	48.9	$6.5
Fixed priced purchase contracts	4/06 through 12/06	29.8	.5
Fixed priced sales contracts	1/07 through 12/07	23.9	(.3)

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm GBP)	Value

Pounds Sterling —
Option sales contracts	4/06 through 12/07	73.5	$1.9
Fixed priced purchase contracts	4/06 through 12/07	73.5	(1.8)

Notional
		Amount of	Carrying/
		Contracts	Market
Energy	Period	(mmbtu)	Value

Natural gas —
Fixed priced purchase contracts(a)	4/06 through 12/06	920,000	(.5)

(a)	When the hedges in place as of March 31, 2006 are combined with price limits in the Company’s physical supply agreement, KACC’s exposure to increases in natural gas prices has been substantially limited for approximately 64% of the natural gas purchases for April 2006 through June 2006, approximately 19% of the natural gas purchases for July 2006 through September 2006 and approximately 11% of the natural gas purchases for October 2006 through December 2006.
      As more fully discussed in Notes 2 and 5, the Company currently must reflect changes in the market value of its derivative instruments in net income (rather than deferring such gains/losses to the date the underlying transactions to which the related hedges occur). Included in net income for the first quarter of 2006 were realized gains of $1.2 and unrealized gains of $4.2. Included in net income for the first quarter of 2005 were unrealized losses of $2.0.

13.	Other Operating Charges
      Other Operating Charges. The income (loss) impact associated with other operating charges for the quarter March 31, 2005, included a charge totaling $5.6, associated with the 2004 portion of the Company’s defined contribution plans, which were implemented in March 2005 (see Note 10 — Fabricated products business unit: $5.2 and Corporate: $.4). Other operating charges for the quarter ended March 31, 2005, also included a charge totaling $.6 related to termination of the Houston, Texas administrative office lease in connection with the combination of the Corporate headquarters into the existing Fabricated products headquarters.

14.	Key Employee Retention Program
      In June 2002, the Company adopted a key employee retention program (the “KERP”), which was approved by the Court in September 2002. The KERP is a comprehensive program that is designed to provide

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial incentives sufficient to retain certain key employees during the Cases. The KERP includes six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing supplemental employee retirement plan (“SERP”) and a long-term incentive plan. Under the KERP, retention payments commenced in September 2002 and were paid every six months through March 31, 2004, except that 50% of the amounts payable to certain senior officers were withheld until the Debtors emerge from the Cases or as otherwise agreed pursuant to the KERP. During 2004 and 2003, the Company recorded charges of $1.5 and $6.1, respectively, (included in Selling, administrative, research and development, and general) related to the KERP. The severance and change in control plans, which are similar to the provisions of previous arrangements that existed for certain key employees, generally provide for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved. The completion incentive plan generally provided for payments that reduced over time to certain senior officers depending on the elapsed time until the Debtors emerged from the Cases. The completion incentive lapsed with no payments due. The SERP generally provides additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees are not subsequently terminated for cause or voluntarily terminate their employment prior to reaching their retirement age. The long-term incentive plan generally provides for incentive awards to key employees based on an annual cost reduction target. Payment of such long-term incentive awards generally will be made: (a) 50% when the Debtors emerge from the Cases and (b) 50% one year from the date the Debtors emerge from the Cases. At March 31, 2006, approximately $9.3 was accrued in respect of the KERP long-term incentive plan.

15.	Pacific Northwest Power Matters
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
      As a part of the reorganization process, the Company concluded that it was in its best interest to reject the BPA contract as permitted by the Code. As such, with the authorization of the Court, the Company rejected the BPA contract on September 30, 2002. The contract rejection gives rise to a pre-petition claim (see Note 1). The BPA has filed a proof of claim for approximately $75.0 in connection with the Cases in respect of the contract rejection. The Company has previously disclosed that the amount of the BPA claim would ultimately be determined either through a negotiated settlement, litigation or a computation of prevailing power prices over the contract period and that, as the amount of the BPA’s claim in respect of the contract rejection had not been determined, no provision had been made for the claim in the Company’s prior period financial statements. In October 2005, the Debtors asked the Court to reduce the claim to $1.1 as the take-or-pay contract price has consistently been below average market prices. The $1.1 amount represents only certain pre-petition invoices and such amount is (and has been) fully accrued. In April 2006, the Company and the BPA reached an agreement, in principle, which must be approved by the Court, to resolve the claim by granting the BPA an unsecured claim totaling approximately $6.1 (i.e., $5.0 in addition to the pre-petition amount payable). The incremental amount of $5.0 has not been recognized in the accompanying financial statements and will not be until Court approval is obtained. The Court is currently scheduled to hear the Company’s motion on the settlement agreement on May 15, 2006. Whatever the ultimate amount of the BPA claim, it is expected to be settled, along with all other pre-petition unsecured claims pursuant to the Kaiser Aluminum Amended Plan (see Note 1).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Segment and Geographical Area Information
      The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company, through its wholly owned subsidiary, KACC, operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company has sold substantially all of its commodities operations (including the Company’s interests in and related to QAL which were sold on April 1, 2005). The balances and results in respect of such operations are now considered discontinued operations (see Note 6 and 7). The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.
      The Company’s operations are organized and managed by product type. The Company’s operations, after the discontinued operations reclassification, include two operating segments of the aluminum industry and the corporate segment. The two aluminum industry segments are: Fabricated products and Primary aluminum. The Fabricated products business unit sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for automotive, aerospace and general engineering end-use applications. The Primary aluminum business unit produces commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of KACC’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges (benefits), net. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information regarding segments.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial information by operating segment, excluding discontinued operations, for the quarters ended March 31, 2006 and 2005, is as follows:

	Quarter Ended
	March 31,

	2006	2005

Net Sales:
Fabricated Products	$288.0	$244.4
Primary Aluminum	48.3	37.0

	$336.3	$281.4

Segment Operating Income (Loss):
Fabricated Products	$45.0	$25.4
Primary Aluminum	8.7	2.8
Corporate and Other	(9.7)	(6.9)
Other Operating Charges — Note 13	—	(6.2)

	$44.0	$15.1

	Quarter Ended
	March 31,

	2006	2005

Depreciation and amortization:
Fabricated Products	$4.7	$4.9
Corporate and Other	.1	—

	$4.8	$4.9

	Quarter Ended
	March 31,

	2006	2005

Income taxes paid:(1)
Fabricated Products —
United States	$—	$—
Canada	.4	1.8

	$.4	$1.8

(1)	Income taxes paid exclude foreign income tax paid by discontinued operations of $8.7 for the quarter ended March 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This section should be read in conjunction with Part I, Item 1, of this Report.
      This section contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (for example “Recent Events and Developments,” “Results of Operations” and “Liquidity and Capital Resources”). Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Reorganization Proceedings
      Background. Kaiser Aluminum Corporation (the “Company”), Kaiser Aluminum & Chemical Corporation (“KACC”) and 24 of KACC’s subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”). In December 2005, four of the KACC subsidiaries were dissolved, pursuant to two separate plans of liquidation as more fully discussed below. The Company, KACC and the remaining 20 KACC subsidiaries continue to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Court and are collectively referred to herein as the “Reorganizing Debtors.”
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
      During November 2004, the Liquidating Subsidiaries filed separate joint plans of liquidation and related disclosure statements with the Court. Such plans, together with the disclosure statements and all amendments filed thereto, are referred to as the “Liquidating Plans.” In general, the Liquidating Plans provided for the vast majority of the net sale proceeds to be distributed to the Pension Benefit Guaranty Corporation (the “PBGC”) and the holders of KACC’s 9 7/8% and 10 7/8 % Senior Notes (the “Senior Notes”) and claims with priority status.
      As previously disclosed in 2004, a group of holders (the “Sub Note Group”) of KACC’s 12 3/4 % Senior Subordinated Notes (the “Sub Notes”) formed an unofficial committee to represent all holders of Sub Notes and retained its own legal counsel. The Sub Note Group asserted that the Sub Note holders’ claims against the subsidiary guarantors (and in particular the Liquidating Subsidiaries) may not, as a technical matter, be contractually subordinated to the claims of the holders of the Senior Notes against the subsidiary guarantors (including AJI, KJC, KAAC and KFC). A separate group that holds both Sub Notes and Senior Notes made a similar assertion, but also, maintained that a portion of the claims of holders of Senior Notes against the subsidiary guarantors were contractually senior to the claims of holders of Sub Notes against the subsidiary guarantors. The effect of such positions, if ultimately sustained, would be that the holders of Sub Notes would be on a par with all or portion of the holders of the Senior Notes in respect of proceeds from sales of the Company’s interests in and related to the Liquidating Subsidiaries.
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
      On December 20, 2005, the Court confirmed the Liquidating Plans (subject to certain modifications). Pursuant to the Court’s order, the Liquidating Subsidiaries were authorized to make partial cash distributions to certain of their creditors, while reserving sufficient amounts for future distributions until the Court resolved the contractual subordination dispute among the creditors of these subsidiaries (more fully discussed above) and for the payment of administrative and priority claims and trust expenses. The Court’s ruling did not resolve the dispute between the holders of the Senior Notes and the holders of the Sub Notes regarding their respective entitlement to certain of the proceeds from sale of interests by the Liquidating Subsidiaries (the “Senior Note-Sub Note Dispute”). However, as a result of the Court’s approval, all restricted cash or other assets held on behalf of or by the Liquidating Subsidiaries were transferred to a trustee in accordance with the terms of the Liquidating Plans. The trustee was then authorized to make partial cash distributions after setting aside sufficient reserves for amounts subject to the Senior Note-Sub Note Dispute (approximately $213.0 million) and for the payment of administrative and priority claims and trust expenses (approximately $40.0 million). After such reserves, the partial distribution totaled approximately $430.0 million, of which, pursuant to the Liquidating Plans, approximately $196.0 million was paid to the PBGC and $202.0 million amount was paid to the indenture trustees for the Senior Notes for subsequent distribution to the holders of the Senior Notes. Of the remaining partial distribution, approximately $21.0 million was paid to KACC and $11.0 million was paid to the PBGC on behalf of KACC. Partial distributions were made in late December 2005 and, in connection with the effectiveness of the Liquidation Plans, the Liquidating Subsidiaries were deemed to be dissolved and took the actions necessary to dissolve and terminate their corporate existence.
      On December 22, 2005, the Court issued a decision in connection with the Senior Note-Sub Note Dispute, finding in favor of the Senior Notes. On January 10, 2006, the Court held a hearing on a motion by the indenture trustee for the Sub Notes to stay distribution of the amounts reserved under the Liquidating Plans in respect of the Senior Note-Sub Note Dispute pending appeals in respect of the Court’s December 22, 2005 decision that the Sub Notes were contractually subordinate to the Senior Notes in regard to certain subsidiary guarantors (particularly the Liquidating Subsidiaries) and that certain parties were not due certain reimbursements. An agreement was reached at the hearing and subsequently approved by Court order dated March 7, 2006, authorizing the trustee to distribute the amounts reserved to the indenture trustees for the Senior Notes and further authorizing the indenture trustees to make distributions to holders of the Senior Notes while such appeals proceed, in each case subject to the terms and conditions stated in the order.
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
      The distributions in respect of the Liquidating Plans also settled substantially all amounts due between KACC and the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Settlement Agreement (the “Intercompany Agreement”) that went into affect in February 2005 other than certain payments of alternative minimum tax paid by the Company that it expects to recoup from the liquidating trust for the KAAC and KFC joint plan of liquidation (“the KAAC/ KFC Plan”) during the second half of 2006 in connection with a 2005 tax return (see Note 9 of Notes to Interim Consolidated Financial Statements). The Intercompany Agreement also resolved substantially all pre-and post-petition intercompany claims among the Debtors.
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
      In June 2005, KAC, KACC, Bellwood, KACOCL and 17 of KACC’s subsidiaries (i.e., the Reorganizing Debtors) filed a plan of reorganization and related disclosure statement with the Court. Following an interim filing in August 2005, in September 2005, the Company filed an amended plan of reorganization (as modified, the “Kaiser Aluminum Amended Plan”) and related amended disclosure statements (the “Kaiser Aluminum Amended Disclosure Plan”) with the Court. In December 2005, with the consent of creditors and the Court, KBC was added to the Kaiser Aluminum Amended Plan.
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

(c) Pursuant to agreements reached with salaried and hourly retirees in early 2004, in consideration for the agreed cancellation of the retiree medical plan, as more fully discussed in Note 10 of Notes to Interim Consolidated Financial Statements, KACC is making certain fixed monthly payments into Voluntary Employee Beneficiary Associations (“VEBAs”) until emergence and has agreed thereafter to make certain variable annual VEBA contributions depending on the emerging entity’s operating results and financial liquidity. In addition, upon emergence the VEBAs are entitled to receive a contribution of 66.9% of the new common stock of the emerged entity.

(d) The PBGC will receive a cash payment of $2.5 million and 10.8% of the new common stock of the emerged entity in respect of its claims against KACOCL. In addition, as described in (f) below, the PBGC will receive shares of new common stock based on its direct claims against the Remaining Debtors (other than KACOCL) and its participation, indirectly through the KAAC/ KFC Plan in claims of KFC against KACC, which the Company currently estimates will result in the PBGC receiving an additional 5.4% of the new common stock of the emerged entity (bringing the PBGC’s total ownership percentage of the new entity to approximately 16.2%). The $2.5 million cash payment discussed above is in addition to the cash amounts the Company has already paid to the PBGC (see Note 10 of Notes to Interim Consolidated Financial Statements) and that the PBGC has received and will receive from the Liquidating Subsidiaries under the Liquidating Plans.

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
      The Kaiser Aluminum Amended Plan was accepted by all classes of creditors entitled to vote on it and the Kaiser Aluminum Amended Plan was confirmed by the Court on February 6, 2006. The confirmation order remains subject to motions for review and appeals filed by certain of KACC’s insurers and must still be adopted or affirmed by the United States District Court. Other significant conditions to emergence include completion of the Company’s exit financing, listing of the new common stock on the NASDAQ stock market and formation of certain trusts for the benefit of different groups of torts claimants. As provided in the Kaiser Aluminum Amended Plan, once the Court’s confirmation order is adopted or affirmed by the United States District Court, even if the affirmation order is appealed, the Company can proceed to emerge if the United States District Court does not stay its order adopting or affirming the confirmation order and the key constituents in the Chapter 11 proceedings agree. Assuming the United States District Court adopts or affirms the confirmation order, the Company believes that it is possible that it will emerge during the second quarter of 2006 or early in the third quarter of 2006. No assurances can be given that the Court’s confirmation order will ultimately be adopted or affirmed by the United States District Court or that the transactions contemplated by the Kaiser Aluminum Amended Plan will ultimately be consummated.

      At emergence from Chapter 11, the Reorganizing Debtors will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). The Company currently estimates that its Exit Costs will be in the range of $45.0 million to $60.0 million. The Company currently expects to fund such Exit Costs using existing cash resources and borrowing availability under an exit financing facility that would replace the current Post-Petition Credit Agreement (see Note 8 of Notes to Interim Consolidated Financial Statements). If funding from existing cash resources and borrowing availability under an exit financing facility are not sufficient to pay or otherwise provide for all Exit Costs, the Company and KACC will not be able to emerge from Chapter 11 unless and until sufficient funding can be obtained. Management believes it will be able to successfully resolve any issues that may arise in respect of an exit financing facility or be able to negotiate a reasonable alternative. However, no assurance can be given in this regard.
      As discussed above, the Kaiser Aluminum Amended Plan contemplates that the VEBAs would receive 66.9% of the new common stock of the emerged entity. However, during May 2006, the Company was informed that the VEBAs have sold a portion of their interests in such new common stock (representing 8.1% of the emerging entity’s new common stock). As a result, the Company expects to contribute 58.8% of the new common stock to the VEBAs upon emergence. Additionally, during May 2006, the Company was informed that the PBGC intends to sell approximately $462.0 million of its $616.0 million allowed unsecured claim. As a result, the PBGC ownership in the emerged entity is currently expected to be approximately 4.6%.
Recent Events and Developments
      Credit Arrangement. On February 1, 2006, the Court approved an amendment to the post-petition credit facility (the “DIP Facility”) of the financing agreement to extend its expiration date through the earlier of May 11, 2006, the effective date of a plan of reorganization or voluntary termination by Company. In addition, the Court approved an extension of the cancellation date of the lenders’ commitment for the exit financing in the form of a revolving credit facility and a fully drawn term loan (the “Exit Financing”) to May 11, 2006. On April 14, 2006, the Court approved a short-term extension of the expiration date of the DIP Facility and the cancellation date of the Exit Financing from May 11, 2006 to May 17, 2006. The extension was made to allow the Court to rule on, at its May 15, 2006 hearing date, an extension of the expiration date of the DIP Facility and the cancellation date of the Exit Financing to August 31, 2006. While the Company believes that the Court will approve the extension no assurances can be made in this regard.
      The principal terms of the committed revolving credit facility would be essentially the same as or more favorable than the DIP Facility, except that, among other things, the revolving credit facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature five years from the date of emergence. The term loan commitment would be expected to close upon or within 30 days after the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature five years from the date of emergence, assuming the extension discussed above is approved by the Court.
      Restated 2005 Quarterly Data. During March 2006, the Company determined that its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated for two items: (1) VEBA-related payments made during the first nine months of 2005 should have been recorded as a reduction of the pre-petition retiree medical obligations rather than as a current operating expense as was done in the Company’s 2005 Quarterly Reports on Form 10-Q and (2) as more fully discussed in Note 2 of Notes to Interim Consolidated Financial Statements, the Company determined that its derivative financial instrument transactions did not qualify for hedge (deferral) treatment as the transactions had been accounted for in the Company’s Quarterly Reports on Form 10-Q. The effect of the restatement related to the VEBA payments is to decrease operating expenses by $6.7 million, $5.7 million and $5.7 million in the first, second and third quarters of 2005, respectively with an offsetting decrease in Liabilities subject to compromise at March 31, 2005, June 30, 2005 and September 30, 2005. The net effect of the restatement related to the derivative transactions was to increase operating expenses by $2.0 million, $1.5 million and $1.0 million in the first, second and third quarters of 2005, respectively, with an offsetting increase in Other comprehensive income at March 31, 2005, June 30, 2005 and September 30, 2005, respectively. There is no net impact on the Company’s cash flows as a result of either restatement.
      See Note 5 of Notes to Interim Consolidated Financial Statements for additional information regarding the restated 2005 quarterly data.
      Asbestos-Related Insurance Coverage Conditional Settlements. The Company has previously disclosed that it estimated that it had approximately $1.4 billion of remaining solvent asbestos-related insurance coverage. The Company has recognized approximately $963.7 million of such amount in its financial statements. As disclosed throughout our SEC filings (including in the Notes and Critical Accounting Policies), the tort liability and offsetting insurance receivable amounts recognized (and disclosed) in the financial statements are nominal amounts, as the Company cannot predict the timing of cash flows. The Company has also disclosed that it is possible that amounts may be settled at less than the face value of policies for various reasons including the possible present value effect. During the latter half of 2005 and the first quarter of 2006, the Company entered into certain conditional settlement agreements with insurers under which the insurers agreed (in aggregate) to pay approximately $442.0 million in respect of substantially all coverage under certain policies having a combined face value of approximately $539.0 million. The settlements, which were approved by the Court, have several conditions, including a legislative contingency and are only payable to the trust(s) being set up under the Company’s plan of reorganization upon emergence (more fully discussed in Note 1 of Notes to Interim Consolidated Financial Statements). One set of insurers paid approximately $137.0 million into a separate escrow account in November 2005. If the Company does not emerge, the agreement is null and void and the funds (along with any interest that has accumulated) will be returned to the insurers.
      During April 2006, the Company entered into another conditional insurance settlement agreement with an insurer, subject to Court approval. Under this conditional settlement, the insurer agreed to pay a stipulated percentage (37.5%) of the costs and liquidation values of asbestos-related and silica-related personal injury claims liquidated by the applicable trust that will be set up under the Kaiser Aluminum Amended Plan. The insurer would make quarterly payments to the trusts, subject to invoices from the trusts on liquidation values and expenses and subject to caps on the amount to be paid in any quarter, which caps range from between $9.9 million and $17.0 million. The quarterly payments are payable over the period October 2006 through July 2016. The conditional agreement does, however, provide for the “rollover” of certain unused amounts from one quarterly period to the next. The maximum total payable pursuant under the conditional settlement agreement is $567.9 million, which amount is the approximate combined face value of the policies. For the full face amount of the policies to be collected, the total liability would have to exceed the approximate $1,115.0 million liability amount reflected in the Company’s March 31, 2006 balance sheet. Other terms of the conditional settlement agreement are similar to those disclosed with respect to earlier agreements. The April 2006 conditional insurance settlement was approved by the Court in May 2006 and, similar to the previous agreements, is null and void if the Company does not emerge from Chapter 11 pursuant to the terms of the Kaiser Aluminum Amended Plan. The Company continues to believe that ultimate collection of the approximately $963.7 million of personal injury-related insurance receivables in total is probable, even if the conditional insurance settlements are approved by the Court and become effective. However, no assurances can be provided that the Kaiser Aluminum Amended Plan will become effective.
      Additional policies with other insurers remain the subject on ongoing coverage litigation. The aggregate face value of the policies still subject to ongoing coverage litigation is in excess of $300.0 million. It is possible that settlements with additional insurers will occur. However, no assurances can be given that such settlements will occur.
      The Company has not provided any accounting recognition for the conditional agreements in the accompanying financial statements given: (1) the conditional nature of the settlements; (2) the fact that, if the Company’s plan of reorganization is not approved by creditors or the Court, the Company’s interests with respect to the insurance policies covered by the agreements are not impaired in any way; and (3) the Company believes that collection of the approximate $963.7 million amount of Personal injury-related insurance recovery receivable is probable even if the conditional agreements are ultimately approved. No assurances can be given as to whether the conditional agreements will become final or as to what amounts will ultimately be collected in respect of the insurance policies covered by the conditional settlement or any other insurance policies.
      Legislation entitled “The Fairness in Asbestos Injury Resolution Act of 2005” (the “FAIR Act”) is currently pending before the U.S. Congress. If passed, the FAIR Act could affect the rights and obligations of certain companies with asserted asbestos liabilities and their insurers. Because the exact terms of the proposed legislation are still the subject of negotiation and Congressional debate, it is uncertain how, if at all, such legislation might impact the Company, holders of asbestos, silica, coal tar pitch volatiles and hearing loss-related personal injury claims, or other creditors or entities involved in the Cases. Given such uncertainty, the Company currently plans on proceeding as previously disclosed, but will take the then current status of this proposed legislation into account when determining how to proceed with affirmation and consummation of a plan or plans of reorganization.
      Significant Charges Associated with the Reorganization Process. The Company has previously disclosed that it has made substantial progress in its reorganization efforts and has reached various agreements with substantially all of the key creditor constituencies as to the value of their claims and the agreed treatment for such claims in the Kaiser Aluminum Amended Plan. These agreements have however resulted in a number of significant charges including:

•	A charge of $1,131.5 million in 2005 related to implementation of the Liquidating Plans, whereby (for purposes of computing distributions under the KAAC/ KFC Plan) the value of an intercompany claim is being treated as being for the benefit of certain third party creditors (see Liabilities subject to compromise in Note 1 of Notes to Interim Consolidated Financial Statements).

•	Charges related to the sale of commodity interests in 2003 and 2004. These items are classified as “discontinued operations” in the accompanying financial statements. See Note 6 of Notes to Interim Consolidated Financial Statements for additional discussion of these items and amounts.

•	Significant charges in 2003 and 2004 related to the termination of certain of the Company’s previous pension and retiree medical plans and other agreements reached with the PBGC, the USWA and certain other labor unions. These items are discussed in Note 10 and Note 11 of Notes to Interim Consolidated Financial Statements.

•	Certain environmental charges in 2003 and 2004 associated with various settlements and transactions. See Note 11 of Notes to Interim Consolidated Financial Statements
Additionally, while not resulting in a significant net charge, the Company did substantially increase its recorded liability in respect of asbestos and other personal injury related claims and expected insurance recoveries in respect of such amounts. See Note 11 of Notes to Interim Consolidated Financial Statements.
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
Results of Operations
      The Company’s primary line of business is the production and sale of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company, through its wholly owned subsidiary, KACC, operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company has sold substantially all of its commodities’ operations other than

Anglesey. The balances and results of operations in respect of the commodities interests sold (including the Company’s interests in and related to QAL sold in April 2005) are now considered discontinued operations (see Notes 6 and 7 of Notes to Interim Consolidated Financial Statements). The presentation in the table below restates the segment information for such reclassifications. The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.
      The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the quarters March 31, 2006 and 2005 (unaudited — in millions of dollars, except shipments and prices). The following data should be read in conjunction with the Company’s interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended
	March 31,

	2006	2005

Shipments(mm lbs):
Fabricated Products	137.7	126.4
Primary Aluminum	39.1	38.4

	176.8	164.8

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.09	$1.93
Primary Aluminum(2)	$1.20	$.95
Net Sales:
Fabricated Products	$288.0	$244.4
Primary Aluminum	48.3	37.0

Total Net Sales	$336.3	$281.4

Segment Operating Income (Loss)(3):
Fabricated Products	$45.0	$25.4
Primary Aluminum(4)	8.7	2.8
Corporate and Other	(9.7)	(6.9)
Other Operating Charges(5)	—	(6.2)

Total Operating Income	$44.0	$15.1

Discontinued Operations	$7.3	$10.6

Loss from Cumulative Effect on Years Prior to 2005 of Adopting Accounting for Conditional Asset Retirement Obligation(6)	$—	$(4.7)

Net Income(3)	$38.4	$8.3

Capital Expenditures (excluding discontinued operations)	$10.6	$3.8

(1)	Average realized prices for the Company’s Fabricated products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business — Business Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	Average realized prices for the Company’s Primary aluminum business unit exclude hedging revenues.

(3)	As previously reported, the Company restated its operating results for the quarter ended March 31, 2005. See Note 5 of Notes to Interim Consolidated Financial Statements for information regarding the restatement.

(4)	Includes non-cash mark-to-market gains (losses) totaling $4.2 million and $(2.0) million in the first quarters of 2006 and 2005, respectively, as more fully discussed in Note 12 of Notes to Interim Consolidated Financial Statements.

(5)	See Note 13 of Notes to Interim Consolidated Financial Statements for a discussion of the components of Other operating charges and the business segment to which the items relate.

(6)	See Note 4 of Notes to Interim Consolidated Financial Statements for a discussion of the changes in accounting for conditional asset retirement obligations.
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
      During the quarter ended March 31, 2005, the average London Metal Exchange transaction price (“LME price”) per pound of primary aluminum was $.86 per pound. During the quarter ended March 31, 2006, the average LME price per pound for primary aluminum was $1.10. At April 30, 2006, the LME price was approximately $1.25 per pound.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005
      Summary. The Company reported net income of $38.4 million, $.48 of basic income per common share, for the quarter ended March 31, 2006, compared to net income of $8.3 million, $.10 of basic income per common share, for the quarter ended March 31, 2005. However, basic and diluted income (loss) per common share may not be meaningful, because pursuant to the Kaiser Aluminum Amended Plan the equity interests of the Company’s existing stockholders are expected to be cancelled without consideration.
      Net sales in 2006 totaled $336.3 million compared to $281.4 million in 2005.
      Fabricated Aluminum Products. Net sales of fabricated products increased by 18% during 2006 as compared to the same period in 2005 primarily due to an 8% increase in average realized prices and a 9% increase in shipments. The increase in the average realized prices primarily reflects higher underlying primary aluminum prices and a modest increase in conversion prices. The increase in volume in 2006 was broadly based, impacting most all of the markets served by the Company but was clearly led by continuing strength in demand for aerospace and high strength products. Conversion prices remained strong but did not increase significantly over the prices in the first quarter of 2005 as first quarter 2005 sales included an especially favorable mix of products.
      Segment operating results (before Other operation charges, net) for 2006 improved over 2005 by approximately $20 million. Improved sales performance in 2006 (primarily due to the factors cited above) resulted in an approximate $6.0 million improvement in results. Higher natural gas and power prices in 2006 had an approximate $3.7 million adverse affect on operating income. Significant improvement in year-over year cost performance more than offset the higher natural gas and power prices. Lower than average major maintenance in the first quarter also provided an additional benefit ($1.3 million) and additional benefits resulted from improved scrap utilization and scrap spreads. Results for the first quarter of 2006 also include approximately $9.0 million of non-run-rate metal profits.

      Segment operating results for 2006 and 2005 include gains on intercompany hedging activities with the primary aluminum business unit total $11.5 million and $4.0 million, respectively. These amounts eliminate in consolidation. Segment operating results for 2005, discussed above, exclude defined contribution savings plan charges of approximately $5.2 million (see Note 13 of Notes to Interim Consolidated Financial Statements).
      Primary aluminum. Third party net sales of primary aluminum increased 31% during 2006 as compared to the same period in 2005 primarily as a result of a 26% increase in third party average realized prices and a 2% increase in shipments. The increase in average realized prices was almost entirely attributable to the increase in average realized aluminum prices.
      Segment operating results in 2006 included approximately $14.9 million related to the sale of primary aluminum resulting from the Company’s ownership in Anglesey offset by losses on intercompany hedging activities with the Fabricated products business unit (which eliminate in consolidation) totaling approximately $11.5 million. Primary aluminum and foreign exchange hedging transactions with third parties resulted in realized gains of approximately $1.2 million and mark-to market gains of approximately $4.2 million in the first quarter of 2006. In 2005, segment operating results consisted of approximately $6.8 million related to sales of primarily aluminum resulting from the Company’s ownership in Anglesey, offset by approximately $4.0 million of losses on intercompany hedging activities with the Fabricated products business unit (which eliminates in consolidation). Primary aluminum hedging transactions with third parties resulted in mark-to market losses of approximately $2.0 million in the first quarter of 2005. The improvement in Anglesey-related results in 2006 over 2005 results primarily from the improvement in primary aluminum market prices discussed above. The primary aluminum market price driven improvement in Anglesey-related operating results were offset by an approximate 15% contractual increase in Anglesey’s power costs in 2006 as well as approximately $1.0 of higher operating cost, primarily resulting from an increase in major maintenance costs incurred in 2006 (over 2005).
      The Company’s future results related to Anglesey will continue to be affected by the higher contractual power rate through the term of the existing power agreement, which ends in 2009, as well as an approximate 20% increase in contractual alumina costs during the remainder of the term of the Company’s existing alumina purchase contract, which extends through 2007. The higher alumina costs did not impact Anglesey’s first quarter results as alumina utilized in the production process was purchased prior to the cost increase. However, it is anticipated that future periods’ results will be impacted. Power and alumina costs, in general, represent approximately two-thirds of Anglesey’s costs, and as such, future results will be adversely affected by these changes. Further, the nuclear plant that supplies Anglesey its power is currently slated for decommissioning in late 2009 or 2010, approximately the same time Anglesey’s current power agreement expires. For Anglesey to be able to operate past 2009, the power plant will need to operate past its current decommissioning date and Anglesey will have to secure a new or alternative power contract at prices that make its operation viable. No assurances can be provided that Anglesey will be successful in this regard.
      Corporate and Other. Corporate operating expenses represent corporate general and administrative expenses that are not allocated to the Company’s business segments. In 2006, corporate operating costs were comprised of approximately $8.8 million of expenses related to ongoing operations and $.9 million of retiree related expenses. In 2005, corporate operating costs were comprised of approximately $6.1 million of expenses related to ongoing operations and $.8 million of retiree related expenses.
      The increase in expenses related to ongoing operations in 2006 compared to 2005 was due to an increase in professional fees associated primarily with the Company’s initiatives to comply with the Sarbanes-Oxley Act of 2002 (“SOX”) by December 31, 2006, emergence-related activity and transition costs. Once the Company completes emergence and incremental SOX adoption-related activities, the Company expects there will be a substantial decline in Corporate and other costs. However, these and other activities are expected to continue to have adverse short term cost consequences for the next several quarters.

      Corporate operating results for 2005, discussed above, exclude defined contribution savings plan charges of approximately $.4 million (see Note 13 of Notes to Interim Consolidated Financial Statements).
      Discontinued Operations. Discontinued operations in 2006 consisted of a $7.5 million payment from an insurer for certain residual claims the Company had in respect of the 2000 incident at its Gramercy alumina facility. Discontinued operations in 2005 include the operating results of the Company’s interests in and related to QAL, which were sold as of April 1, 2005.
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
      Operating Activities. During 2006, Fabricated products operating activities used approximately $6.0 million of cash. This amount compares with 2005 when Fabricated products operating activities provided approximately $15.0 million of cash. Cash used by Fabricated products in 2006 was primarily due to increased working capital offset in part by improved operating results. Cash provided by Fabricated products in 2005 was primarily due to improved operating results associated with improving demand for fabricated aluminum products. Working capital change in 2005 was modest. The foregoing analysis of fabricated products cash flow excludes consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the “legacy” costs that the Company internally categorizes as a corporate cash outflow. See Corporate and other operating activities below.
      Cash flows attributable to the Company’s interests in and related to Anglesey provided approximately $10.0 million and $8.0 million in 2006 and 2005, respectively. The increase in cash flows between 2006 and 2005 is primarily attributable to timing of payments and receipts.
      Corporate and other operating activities (including all of the Company’s “legacy” costs) utilized approximately $14.0 million and $24.0 million of cash in 2006 and 2005, respectively. Cash outflows from Corporate and other operating activities in 2006 and 2005 included: (a) approximately $6.0 million and $7.0 million, respectively, in respect of retiree medical obligations and VEBA funding for all former and current operating units; (b) payments for reorganization costs of approximately $4.0 million and $9.0 million, respectively; and (c) payments in respect of General and Administrative costs totaling approximately $8.0 million and $6.0 million, respectively.
      In 2006, Discontinued operation activities provided $8.0 million of cash. This compares with 2005 when Discontinued operation activities used $7.0 million of cash. Cash provided by Discontinued operations in 2006 consisted of, as discussed above, the proceeds from an $8.0 million payment from an insurer. Cash used in 2005 consisted of foreign tax payments of $8.0 million offset, in part, by the favorable operating results of QAL.
      Investing Activities. Total capital expenditures for Fabricated products were $10.0 million and $4.0 million for the quarters ending March 31, 2006 and 2005, respectively. The capital expenditures were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total capital expenditures for Fabricated products are currently expected to be in the $55.0 million to $65.0 million range for 2006 and in the $40.0 million to $50.0 million range for 2007. The higher level of capital spending primarily reflects incremental investments, particularly at the Company’s Spokane, Washington facility. New equipment, furnaces and/or services will enable the Company to supply heavy gauge heat treat stretched plate to the aerospace and general engineering markets. The total capital spending for this project is expected to be in the range of $75.0 million. Approximately $29.0 million of such cost was incurred through the first quarter of 2006. The balance will likely be incurred over the remainder of 2006 and in 2007, with the majority of such costs being incurred in 2006. Besides the $75.0 million project at the Spokane, Washington facility, the Company’s remaining capital spending in 2006 and 2007 will be spread among all manufacturing locations with a significant portion being at the Spokane facility. A majority of the remaining capital spending is expected to reduce operating costs, improve product quality or increase capacity. However, no other individual project of significant size has been committed at this time.
      The level of capital expenditures may be adjusted from time to time depending on the Company’s business plans, price outlook for metal and other products, KACC’s ability to maintain adequate liquidity and other factors. Continuing sales growth and positive market factors may result in the Company increasing its capital spending over the 2006 and 2007 period from the amounts described above. However, no assurances can be provided in this regard.
      Financing Activities and Liquidity. On February 11, 2005, the Company and KACC entered into a new financing agreement with a group of lenders under which the Company was provided with a replacement for the existing post-petition credit facility and a commitment for a multi-year exit financing arrangement upon the Debtors’ emergence from the Chapter 11 proceedings. The new financing agreement:

•	Replaced the existing post-petition credit facility with a new $200.0 million DIP Facility and

•	Included a commitment, upon the Debtors’ emergence from the Chapter 11 proceedings, for exit financing in the form of a $200.0 million revolving credit facility (the “Revolving Credit Facility”) and a fully drawn term loan (the “Term Loan”) of up to $50.0 million (collectively referred to as the Exit Financing).
      On February 1, 2006, the Court approved an amendment to the DIP Facility to extend its expiration date through the earlier of May 11, 2006, the effective date of a plan of reorganization or voluntary termination by the Company. In addition, the Court approved an extension of the cancellation date of the lenders’ commitment for the Exit Financing to May 11, 2006. On April 14, 2006, the Court approved a short-term extension of the expiration date of the DIP Facility and the cancellation of the Exit Financing from May 11, 2006 to May 17, 2006. The extension was made to allow the Court to rule on, at its May 15, 2006 hearing date, an extension of the expiration date of the DIP Facility and the cancellation date of the Exit Financing to August 31, 2006. While the Company believes that the Court will approve the extension no assurances can be made in this regard.
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
      The principal terms of the committed Revolving Credit Facility would be essentially the same as or more favorable than the DIP Facility, except that, among other things, the Revolving Credit Facility would close and be available upon the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature five years from the date of emergence. The Term Loan commitment would be expected to close upon or within 30 days after the Debtors’ emergence from the Chapter 11 proceedings and would be expected to mature five years from the date of emergence, providing the extension, discussed above, is approved by the Court.
      The DIP Facility replaced a post-petition credit facility (the “Replaced Facility”) that the Company and KACC entered into on February 12, 2002. The Replaced Facility was amended a number of times during its term as a result of, among other things, reorganization transactions, including disposition of the Company’s commodity-related assets.
      The Company and KACC currently believe that the cash and cash equivalents, cash flows from operations and cash available from the DIP Facility will provide sufficient working capital to allow the Company to meet its obligations during the expected pendency of the Cases. At April 30, 2006, there were no outstanding borrowings under the DIP Facility. There were approximately $17.5 million of letters of credit outstanding under the DIP Facility at April 30, 2006.
      Capital Structure. MAXXAM Inc. (“MAXXAM”) and one of its wholly owned subsidiaries collectively own approximately 63% of the Company’s Common Stock, with the remaining approximately 37% of the Company’s Common Stock being publicly held. However, as more fully discussed in Note 1 of Notes to Interim Consolidated Financial Statements, pursuant to the Kaiser Aluminum Amended Plan, MAXXAM’s equity interests would be cancelled without consideration. In accordance with the Code and the DIP Facility, the Company and KACC are not permitted to purchase any of their common or preference stock.
New Accounting Pronouncements
      The section “New Accounting Pronouncements” from Note 2 of Notes to Interim Consolidated Financial Statements is incorporated herein by reference.
Critical Accounting Policies
      Critical accounting policies are those that are both very important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. While the Company believes that all aspect of its financial statements should be studied and understood in assessing its current (and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include:

1. The interim consolidated financial statements as of and for the quarter ended March 31, 2006, have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and do not include possible impacts arising in respect of the Cases. The interim consolidated financial statements included elsewhere in this Report do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report. For example,

a. Under generally accepted accounting principles (“GAAP”), assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, for each asset, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company’s own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

As previously disclosed, while the Company had stated that it was considering the possibility of disposing of one or more of its commodities interests, the Company, through the third quarter of 2003, still considered all of its commodity assets as “held for use,” as no definite decisions had been made regarding the disposition of such assets. However, based on additional negotiations with prospective buyers and discussions with key constituents, the Company concluded that dispositions of its interests in its commodity facilities were possible and, therefore, that recoverability should be considered differently as of December 31, 2003 and subsequent periods. As a result of the change in status, the Company recorded impairment charges of approximately $33.0 million in the first quarter of 2004 and $368.0 million in the fourth quarter of 2003.

b. Additional pre-Filing Date claims may be identified through the proof of claim reconciliation process and may arise in connection with actions taken by the Debtors in the Cases. For example, while the Debtors consider rejection of the Bonneville Power Administration (“BPA”) contract to be in the Company’s best long-term interests, the rejection resulted in an approximate $75.0 million claim by the BPA which the Company has agreed, in principle, subject to pending Court approval, to settle for a pre-petition claim of $5.0 million.

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

Additionally, upon emergence from the Cases, the Company expects to apply “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. Fresh start accounting is required if: (1) a debtor’s liabilities are determined to be in excess of its assets and (2) there will be a greater than 50% change in the equity ownership of the entity. As previously disclosed, the Company expects both such circumstances to apply. As such, upon emergence, the Company will adjust its balance sheet to equal the reorganization value as determined in its plan of reorganization and approved by the Court. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Typically such items as current liabilities, accounts receivable, and cash will be reflected at values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities are more likely to be significantly adjusted from amounts previously reported. Because fresh start accounting will be adopted at emergence, and because of the significance of liabilities subject to compromise (that will be relieved upon emergence), meaningful comparison between the current historical financial statements and the financial statements upon emergence may be difficult to make.

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

During the period 2002-2005, the Company has had two potentially material contingent obligations that were/are subject to significant uncertainty and variability in their outcome: (a) the United Steelworkers of America’s (“USWA”) ULP claim, and (b) the net obligation in respect of personal injury-related matters. Both of these matters are discussed in Note 11 of Notes to Interim Consolidated Financial Statements and it is important that you read this note.

As more fully discussed in Note 11 of Notes to Interim Consolidated Financial Statements, we accrued an amount in the fourth quarter of 2004 in respect of the USWA ULP matter. We did not accrue any amount prior to the fourth quarter of 2004 as we did not consider the loss to be “probable.” Our assessment had been that the possible range of loss in this matter was anywhere from zero to $250.0 million based on the proof of claims filed (and other information provided) by the National Labor Relations Board (“NLRB”) and USWA in connection with the Company’s and KACC’s reorganization proceedings. While the Company continues to believe that the ULP charges were without merit, during January 2004, the Company agreed to allow a claim in favor of the USWA in the amount of the $175.0 million as a compromise and in return for the USWA agreeing to substantially reduce and/or eliminate certain benefit payments as more fully discussed in Note 11 of Notes to Interim Consolidated Financial Statements. However, this settlement was not recorded at that time as it was still subject to Court approval. The settlement was ultimately approved by the Court in February 2005 and, as a result of the contingency being removed with respect to this item (which arose prior to the December 31, 2004 balance sheet date), a non-cash charge of $175.0 million was reflected in the Company’s consolidated financial statements at December 31, 2004.

Also, as more fully discussed in Note 11 of Notes to Interim Consolidated Financial Statements, KACC is one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with KACC or by exposure to products containing asbestos last produced or sold by KACC more than 20 years ago. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles. Due to the Cases, existing lawsuits in respect of all such personal injury claims are stayed and new lawsuits cannot be commenced against us or KACC. It is difficult to predict the number of claims that will ultimately be made against KACC or the settlement value of such claims. Our September 30, 2005, balance sheet includes a liability for estimated asbestos-related costs of $1,115.0 million, which represents the Company’s estimate of the minimum end of a range of costs. The upper end of the Company’s estimate of costs is approximately $2,400.0 million and the Company is aware that certain constituents have asserted that they believe that actual costs may exceed the top end of the Company’s estimated range, by perhaps a material amount. As a part of any plan of reorganization it is possible that an estimation of KACC’s entire asbestos-related liability may occur. Any such estimation will likely result from negotiations between the Company and key creditor constituencies or an estimation process overseen by the Court. It is possible that any resulting estimate of KACC’s asbestos-related liability resulting from either process could exceed, perhaps significantly, the liability amounts reflected in the Company’s consolidated financial statements.

We believe KACC has insurance coverage for a substantial portion of such asbestos-related costs. Accordingly, our March 31, 2006 balance sheet includes a long-term receivable for estimated insurance recoveries of $963.7 million. We believe that recovery of this amount is probable and additional amounts may be recoverable in the future if additional liability is ultimately determined to exist. However, we cannot assure you that all such amounts will be collected. The timing and amount of future recoveries from KACC’s insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies. Over the past several years, the Company has received a number of rulings in respect of insurance related litigation that it believes supports the amount reflected on the balance sheet. The trial court may hear additional issues from time to time. Further, depending on the amount of asbestos-related claims ultimately determined to exist, it is possible that the amount of such claims could exceed the amount of additional insurance recoveries available. Additionally, the Company continues to discuss terms for possible settlements with certain insurers that would establish payment obligations of the insurers to the personal injury trusts discussed more fully in Note 1 of Notes to Interim Consolidated Financial Statements. Given uncertainties about the timing of the insurance-related cash flows (as well as the related liability amounts) such amounts, as previously disclosed have been recorded in nominal terms. Settlement amounts may be different from the face amount of the policies, which are stated in nominal terms. Settlement amounts may be affected by, among other things, the present value of possible cash receipts versus the potential obligation of the insurers to pay over time, which could impact the amount of receivables recorded. An example of such possible settlements are the conditional settlements discussed in Note 11 of Notes to Interim Consolidated Financial Statements.

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

See Note 11 of Notes to Interim Consolidated Financial Statements for a more complete discussion of these matters.

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

As more fully discussed in Note 10 of Notes to Interim Consolidated Financial Statements, it is possible that certain remaining defined benefit pension plans could be terminated. If this were to happen, additional settlement charges in the range of $6.0 million to $7.0 million could be recorded, despite the fact that any such terminations would not be expected to have any adverse cash consequences to the Company or KACC.

While the amounts involved with the new/remaining plans are substantially less than the amounts in respect of the terminated plans (and thus subject to a lesser amount of expected volatility in amounts) they are, nonetheless, subject to the same sorts of changes and any such changes could be material to continuing operations. See Note 10 of Notes to Interim Consolidated Financial Statements regarding the Company’s pension and post-retirement obligations.

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

Examples of how environmental accruals could change is included in 2004 and 2003. See Note 11 of Notes to Consolidated Financial Statements in the Company’s Annual Report of Form 10-K for the year ended December 31, 2005. As a means of expediting the reorganization process and to assure treatment of the claims under a plan of reorganization that is favorable to the Debtors and their stakeholders, it may be in the best interests of the stakeholders for the Company to agree to claim amounts in excess of previous accruals, which were based on an ordinary course, going concern basis.

5. Company’s judgments and estimates in respect of conditional asset retirement obligations

Companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under current accounting guidelines, liabilities and costs for CAROs must be recognized in a Company’s financial statements even if it is unclear when or if the CARO may/will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. As more fully discussed in Note 4 of Notes to Interim Consolidated Financial Statements, the Company has evaluated its exposures to CAROs and determined that it has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, the Company has recorded an estimated CARO liability of approximately $2.7 million at December 31, 2005 and such amount will increase substantially over time.

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

6. Income Tax Provisions in Interim Periods

In accordance with GAAP, financial statements for interim periods are to include an income tax provision based on the effective tax rate expected to be incurred in the current year. Accordingly, estimates and judgments must be made by the Company (by taxable jurisdiction) as to amount of income that may be generated, the availability of deductions and credits expected to be generated during the year and the availability of net operating loss carryforwards or other tax attributes to offset taxable income. Making such estimates and judgments is subject to inherent uncertainties as the Company cannot predict such factors as future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, its overall operating efficiency and many other items. For purposes of preparing the March 31, 2006 unaudited financial statements, the Company has considered its actual operating results in the first quarter of 2006 as well as its forecasts for the balance of the year. Based on this and other available information, the Company currently forecasts that its effective tax rate for 2006 will be in the range of 16%. However, among other things, should (i) actual results for the balance of 2006 vary from that in the first quarter of 2006 and the Company’s forecasts due to one or more of the factors cited above or in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, (ii) income be distributed differently than expected among tax jurisdictions, (iii) one or more material events or transactions occur which were not contemplated, (iv) other uncontemplated transactions occur, or (v) certain expected deductions, credits or carryforwards not be available, it is possible that the effective tax rate for 2006 could vary materially from the 16% rate used to prepare the March 31, 2006 interim consolidated financial statements included elsewhere herein. Further, because the Company cannot predict when or if the United States District Court will affirm or adopt the confirmation order in respect of the Kaiser Aluminum Amended Plan, the Company has not considered any impacts that its emergence could have on the effective tax rate for 2006.

Contractual Obligations and Commercial Commitments
      The following summarizes the Company’s significant contractual obligations at March 31, 2006 (dollars in millions):

		Payments Due in

		Less Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt, including capital lease of $.8(a)	$2.3	$1.1	$1.2	$—	$—
Operating leases	7.4	2.6	3.1	1.6	.1

Total cash contractual obligations	$9.7	$3.7	$4.3	$1.6	$.1

(a)	See Note 8 of Notes to Interim Consolidated Financial Statements for information in respect of long-term debt. Long-term debt obligations exclude debt subject to compromise of approximately $847.6 million, which amounts will be dealt with in connection with a plan of reorganization. See Notes 1 and 8 of Notes to Interim Consolidated Financial Statements for additional information about debt subject to compromise.
      The following paragraphs summarize the Company’s off-balance sheet arrangements.
      As of March 31, 2006, outstanding letters of credit under the DIP Facility were approximately $17.5 million, substantially all of which expire within approximately twelve months. The letters of credit relate primarily to insurance, environmental and other activities.
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
      In September 2005, the Company and the USWA amended the collective bargaining agreement entered into during the second quarter of 2005 to provide, among other things, for the Company to contribute per employee amounts to the Steelworkers’ Pension Trust totaling approximately $.9. The amendment was approved by the Court and such amount was recorded in the fourth quarter of 2005. Such amount was paid in the first quarter of 2006.
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

      On June 1, 2004, the Court approved an order making the agreements regarding pension and postretirement medical benefits effective on June 1, 2004 notwithstanding that the Intercompany Agreement was not effective as of that date. In October 2004, the Company entered into an amendment to the USWA agreement, which was approved by the Court in February 2005. As provided in the amendment, the Company will pay an additional contribution of $1.0 million in excess of the originally agreed to $36.0 million contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company is required to continue to make the monthly VEBA contributions as long as it remains in Chapter 11, even if the sum of such monthly payments exceeds the $37.0 million maximum amount discussed above. Any monthly amounts paid during the Chapter 11 process in excess of the $37.0 million limit will offset future variable contribution requirements post emergence. VEBA-related through March 31, 2006 totaled approximately $44.0 million.
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
      During August 2005, the Company placed orders for certain equipment and/or services intended to augment the Company’s heat treat and aerospace capabilities at the Spokane, Washington facility in respect of which the Company expects to become obligated for costs likely to total in the range of $75.0 million, approximately $29 million of such cost were incurred through the first quarter of 2006. The balance will likely be incurred over the remainder of 2006 and 2007, with the majority of such costs being incurred in 2006.
      During the latter half of 2005 and the first quarter of 2006, the Company entered into certain conditional settlement agreements with insurers under which the insurers agreed (in aggregate) to pay approximately $442.0 million in respect of substantially all coverage under certain policies having a combined face value of approximately $539.0 million. The settlements, which were approved by the Court, have several conditions, including a legislative contingency and are only payable to the trust(s) being set up under the Kaiser Aluminum Amended Plan upon emergence. One set of insurers paid approximately $137.0 million into a separate escrow account in November 2005. If the Company does not emerge, the agreement is null and void and the funds (along with any interest that has accumulated) will be returned to the insurers. At March 31, 2006, the insurers had paid $219.3 million into the escrow funds, a substantial portion of which related to the conditional settlements.
      During April 2006, the Company entered into another conditional insurance settlement agreement with an insurer, subject to Court approval. Under this conditional settlement, the insurer agreed to pay a stipulated percentage (37.5%) of the costs and liquidation values of asbestos-related and silica-related personal injury claims liquidated by the applicable trust that will be set up under the Kaiser Aluminum Amended Plan. The insurer would make quarterly payments to the trusts, subject to invoices from the trusts on liquidation values and expenses and subject to caps on the amount to be paid in any quarter, which caps range from between $9.9 million and $17.0 million. The quarterly payments are payable over the period October 2006 through July 2016. The conditional agreement does, however, provide for the “rollover” of certain unused amounts from one quarterly period to the next. The maximum total payable pursuant under the conditional settlement agreement is $567.9 million, which amount is the approximate combined face value of the policies. For the full face amount of the policies to be collected, the total liability would have to exceed the approximate $1,115.0 million liability amount reflected in the Company’s March 31, 2006 balance sheet. Other terms of the conditional settlement agreement are similar to those disclosed with respect to earlier agreements. The April 2006 conditional insurance settlement was approved by the Court in May 2006 and, similar to the previous agreements, is null and void if the Company does not emerge from Chapter 11 pursuant to the terms of the Kaiser Aluminum Amended Plan. The Company continues to believe that ultimate collection of the approximately $963.7 million of personal injury-related insurance receivables in total is probable, even if the conditional insurance settlements are approved by the Court and become effective. However, no assurances can be provided that the Kaiser Aluminum Amended Plan will become effective.
      Additional policies with other insurers remain the subject on ongoing coverage litigation. The aggregate face value of the policies still subject to ongoing coverage litigation is in excess of $300.0 million. It is possible that settlements with additional insurers will occur. However, no assurances can be given that such settlements will occur.
      At emergence from Chapter 11, KACC will have to pay or otherwise provide for a material amount of claims. Such claims include accrued but unpaid professional fees, priority pension, tax and environmental claims, secured claims, and certain post-petition obligations (collectively, “Exit Costs”). KACC currently estimates that its Exit Costs will be in the range of $45.0 million to $60.0 million. KACC expects to fund such Exit Costs using existing cash resources and borrowing availability under the exit financing facilities that are expected to replace the DIP Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The Company’s operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 2 and 12 of Notes to Interim Consolidated Financial Statements, KACC historically has utilized derivative transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate KACC’s exposure to changes in foreign currency exchange rates.
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
      As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the quarters ended March 31, 2005 and 2006 for which the Company had price risk were (in millions of pounds) 29.8 and 42.9, respectively.
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
      At March 31, 2006, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases during the last three quarters of 2006 and for the period 2007 — 2010 totaling approximately (in millions of pounds): 2006: 130.0, 2007: 92.0, 2008: 75.0, 2009: 63.0 and 2010: 62.0.

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
      KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy-related financial investments. As of April 1, 2006, KACC had fixed price purchase contracts which cap the average price KACC would pay for natural gas so that, when combined with price limits in the physical gas supply agreement, KACC’s exposure to increases in natural gas prices has been substantially limited for approximately 64% of the natural gas purchases for April 2006 through June 2006, approximately 19% of the natural gas purchases for July 2006 through September 2006 and approximately 11% of the natural gas purchases from October 2006 through December 2006.

Item 4.	Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
      During the final reporting and closing process relating to our first quarter of 2005, we evaluated the accounting treatment for the VEBA payments and concluded that such payments should be presented as a period expense. As more fully discussed in Note 16 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, during our reporting and closing process relating to the preparation of the December 31, 2005 financial statements and analyzing the appropriate post-emergence accounting treatment for the VEBA payments, the Company concluded that the VEBA payments made in 2005 should be presented as a reduction of pre-petition retiree medical obligations rather than as a period expense. While the incorrect accounting treatment employed relating to the VEBA payments does indicate a deficiency in the Company’s internal controls over financial reporting such deficiency was remediated during the final reporting and closing process in connection with the preparation of the December 31, 2005 financial statements.
      During the final reporting and closing process relating to the preparation of the December 31, 2005 financial statements, the Company concluded that our controls and procedures were not effective as of the end of the period covered by that report because a material weakness in internal control over financial reporting exists relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Specifically, we lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed effectively such that each of the complex documentation requirements for hedge accounting treatment set forth in SFAS No. 133 were evaluated appropriately. More specifically, the Company’s documentation did not comply with the SFAS No. 133 in respect to the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transaction to which they relate. The Company believed that the derivatives it was using would qualify for the “short-cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction.
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
      The Company is working to modify its documentation and to re-qualify open and post 2005 derivative transactions for treatment as hedges during the second quarter of 2006. Specifically, the Company will, as a part of the re-designation process, modify the documentation in respect of all its derivative transactions to require the “long form” method of testing and supporting correlation. The Company also intends to have outside experts review its revised documentation once completed and to use such experts to perform reviews of documentation in respect of any new forms of documentation on future transactions and to do periodic reviews to help reduce the risk that other instances of non-compliance with SFAS No. 133 will occur. However, as SFAS No. 133 is a highly complex document and different interpretations are possible, absolute assurances cannot be provided that such improved controls will prevent any/all instances of non-compliance.
      As a result of the material weakness, we restated our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. In light of these restatements, our management, including our principal executive officer and principal financial officer, determined that this deficiency constituted a material weakness in our internal control over financial reporting at December 31, 2005 and during the first quarter of 2006. Although our accounting for derivative instruments on a mark-to-market basis during the first quarter of 2006 means there were no 2006 accounting ramifications in respect of this matter, we will not consider this matter to be fully remediated until we complete all the steps outlined above and requalify our derivatives for hedge accounting treatment.
      Changes in Internal Controls Over Financial Reporting. The Company did not have any change in its internal controls over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to affect, its internal controls over financial reporting. However, as more fully described below, the Company does not believe its internal control environment is as strong as it has been in the past.
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
      The relocation and changes in personnel described above made the yearend and first quarter 2006 accounting and reporting processes more difficult due to the combined loss of the two individuals and reduced amounts of institutional knowledge in the new corporate accounting group. The Company believes that it has addressed all material matters necessary for this report, but notes that the level of assurance it has over internal accounting and financial accounting control is not as strong as desired or as in past periods.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Reference is made to Part I, Item 3, “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2005 for information concerning material legal proceedings with respect to the Company.
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
      During the fourth quarter of 2004, the Company updated its estimate of costs expected to be incurred in respect of asbestos, silica and coal tar pitch volatile claims and expected insurance recoveries. The portion of Note 11 of Notes to Interim Consolidated Financial Statements under the heading “Asbestos and Certain Other Personal Injury Claims” is incorporated herein by reference.

Hearing Loss Claims
      During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, which is still subject to Court approval, the claimants will be allowed claims totaling $15.8 million. During the Cases, the Company has received approximately 3,200 additional proofs of claim alleging pre-petition injury due to noise induced hearing loss. It is not known at this time how many, if any, of such claims have merit or at what level such claims might qualify within the parameters established by the above-referenced settlement in principle for the 400 claims. Accordingly, the Company cannot presently determine the impact or value of these claims. However, the Company currently expects that all noise induced hearing loss claims will be transferred, along with certain rights against certain insurance policies, to a separate trust along with the settled hearing loss cases discussed above, whether or not such claims are settled prior to the Company’s emergence from the Cases. The portion of Note 11 of Notes to Interim Consolidated Financial Statements under the heading “Hearing Loss Claims” is incorporated herein by reference.

Item 1A.	Risk Factors.
      Part I, Item 1A.. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference. There have been no material changes in the risk factors since December 31, 2005.

Item 5.	Exhibits

Exhibit
Number		Description

4.1		Second Amendment to Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement, dated April 26, 2006 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K, dated April 26, 2006, filed by Kaiser Aluminum Corporation (“KAC”), File No. 1-9447).
4.2		Amendment No. 2 to Commitment Letter, dated April 26, 2006 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K, dated April 26, 2006, filed by KAC, File No. 1-9447).
4.3		Amendment No. 3 to Commitment Letter, dated April 26, 2006 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K, dated April 26, 2006, filed by KAC, File No. 1-9447).
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of Daniel D. Maddox pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of Daniel D. Maddox pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who have signed this report on behalf of the registrant as the principal financial officer and principal accounting officer of the registrant, respectively.

Kaiser Aluminum Corporation

/s/ Jack A. Hockema

Jack A. Hockema
President and Chief Executive Officer
(Chief Executive Officer)

/s/ Daniel D. Maddox

Daniel D. Maddox
Vice President and Controller
(Principal Financial Officer)
Date: May 10, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description

4.1		Second Amendment to Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement, dated April 26, 2006 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K, dated April 26, 2006, filed by KAC, File No. 1-9447).
4.2		Amendment No. 2 to Commitment Letter, dated April 26, 2006 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K, dated April 26, 2006, filed by KAC, File No. 1-9447).
4.3		Amendment No. 3 to Commitment Letter, dated April 26, 2006 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K, dated April 26, 2006, filed by KAC, File No. 1-9447).
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of Daniel A. Maddox pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of Daniel A. Maddox pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.