Form 10-Q
period 2006-06-30
KAISER ALUMINUM CORP
filed 2006-08-14
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number 000-52105

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of July 31, 2006, there were 20,516,803 newly issued shares of the Common Stock of the registrant outstanding. In accordance with the registrant’s plan of reorganization, all of the pre-emergence equity interests of the Company were cancelled without consideration upon the registrant’s emergence from the Chapter 11 on July 6, 2006.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES (Debtor-in-Possession) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (In millions of dollars, except prices and per share amounts) (Unaudited)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors.
Item 5. Exhibits
SIGNATURES
INDEX TO EXHIBITS

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions of dollars)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$37.3	$49.5
Receivables:
Trade, less allowance for doubtful receivables of $2.9 at both periods	114.1	94.6
Other	5.7	6.9
Inventories	123.1	115.3
Prepaid expenses and other current assets	34.0	21.0

Total current assets	314.2	287.3
Investments in and advances to unconsolidated affiliate	22.7	12.6
Property, plant, and equipment — net	242.7	223.4
Personal injury-related insurance recoveries receivable	963.3	965.5
Goodwill	11.4	11.4
Other assets	43.6	38.7

Total	$1,597.9	$1,538.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$56.1	$51.4
Accrued interest	1.1	1.0
Accrued salaries, wages, and related expenses	37.0	42.0
Other accrued liabilities	61.0	55.2
Payable to affiliate	33.0	14.8
Long-term debt — current portion	1.1	1.1
Discontinued operations’ current liabilities	1.5	2.1

Total current liabilities	190.8	167.6
Long-term liabilities	49.0	42.0
Long-term debt	1.2	1.2
Discontinued operations’ liabilities (liabilities subject to compromise)	73.5	68.5

	314.5	279.3
Liabilities subject to compromise	4,388.0	4,400.1
Minority interests	.7	.7
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	.8	.8
Additional capital	538.0	538.0
Accumulated deficit	(3,635.3)	(3,671.2)
Accumulated other comprehensive income (loss)	(8.8)	(8.8)

Total stockholders’ equity (deficit)	(3,105.3)	(3,141.2)

Total	$1,597.9	$1,538.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)
(In millions of dollars except share and per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net sales	$353.5	$262.9	$689.8	$544.3

Costs and expenses:
Cost of products sold	324.2	234.4	596.4	477.4
Depreciation and amortization	5.0	5.2	9.8	10.1
Selling, administrative, research and development, and general	15.0	12.6	30.3	24.8
Other operating charges	.9	—	.9	6.2

Total costs and expenses	345.1	252.2	637.4	518.5

Operating income	8.4	10.7	52.4	25.8
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $23.7 for both quarters and $47.4 for both six-month periods)	—	(1.1)	(.8)	(3.2)
Reorganization items	(8.6)	(9.3)	(15.0)	(17.1)
Other — net	(.1)	(.6)	1.2	(1.0)

Income (loss) before income taxes and discontinued operations	(.3)	(.3)	37.8	4.5
(Provision) benefit for income taxes	.8	(2.2)	(6.2)	(4.6)

Income (loss) from continuing operations	.5	(2.5)	31.6	(.1)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(3.0)	2.7	4.3	13.3
Gain from sale of commodity interests, net of income taxes of $8.5	—	365.6	—	365.6

Income (loss) from discontinued operations	(3.0)	368.3	4.3	378.9

Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	—	(4.7)

Net income (loss)	$(2.5)	$365.8	$35.9	$374.1

Earnings (loss) per share — Basic/Diluted:
Income (loss) from continuing operations	$.01	$(.03)	$.40	$—

Income (loss) from discontinued operations	$(.04)	$4.62	$.05	$4.75

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—	$—	$—	$(.06)

Net income (loss)	$(.03)	$4.59	$.45	$4.69

Weighted average shares outstanding (000):
Basic/Diluted	79,672	79,674	79,672	79,678

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions of dollars)

For the Six Months Ended June 30, 2006

				Accumulated
				Other
	Common	Additional	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total

BALANCE, December 31, 2005	$.8	$538.0	$(3,671.2)	$(8.8)	$(3,141.2)
Net income (same as Comprehensive income)	—	—	35.9	—	35.9

BALANCE, June 30, 2006	$.8	$538.0	$(3,635.3)	$(8.8)	$(3,105.3)

For the Six Months Ended June 30, 2005
(Restated)

				Accumulated
				Other
	Common	Additional	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total

BALANCE, December 31, 2004	$.8	$538.0	$(2,917.5)	$(5.5)	$(2,384.2)
Net income	—	—	374.1	—	374.1
Unrealized net increase in value of derivative instruments arising during the period (including net increase in value of $.1 for the quarter ended June 30, 2005)	—	—	—	(.2)	(.2)
Reclassification adjustment for net realized losses on derivative instruments included in net income (including net realized losses of $.1 for the quarter ended June 30, 2005)	—	—	—	.2	.2

Comprehensive income (loss)					374.1

BALANCE, June 30, 2005	$.8	$538.0	$(2,543.4)	$(5.5)	$(2,010.1)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions of dollars)

	Six Months Ended
	June 30,
	2006	2005
		(Restated)

Cash flows from operating activities:
Net income	$35.9	$374.1
Less net income from discontinued operations	4.3	378.9

Net income (loss) from continuing operations	31.6	(4.8)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs of $.9 and $2.6, respectively)	10.7	12.7
Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	4.7
Gain on sale of real estate	(1.6)	—
Equity in (income) loss of unconsolidated affiliate, net of distributions	(10.1)	2.2
(Increase) decrease in trade and other receivables	(18.3)	2.0
Increase in inventories	(7.8)	(10.0)
(Increase) decrease in prepaid expenses and other current assets	(14.5)	8.0
Increase (decrease) in accounts payable and accrued interest	4.7	(5.2)
Increase (decrease) in other accrued liabilities	.7	(3.4)
Increase (decrease) in payable to affiliate	18.2	(2.7)
Increase (decrease) in accrued and deferred income taxes	(.5)	.6
Net cash impact of changes in long-term assets and liabilities	(8.0)	(12.6)
Net cash provided by discontinued operations	8.5	19.6
Other	—	.2

Net cash provided by operating activities	13.6	11.3

Cash flows from investing activities:
Capital expenditures, net of accounts payable of $1.6 in 2006	(28.1)	(8.6)
Net proceeds from sale of real estate	1.0	—
Net cash provided by discontinued operations; primarily proceeds from sale of QAL in 2005	—	401.4

Net cash (used) provided by investing activities	(27.1)	392.8

Cash flows from financing activities:
Financing costs, primarily DIP Facility related	(.2)	(3.6)
Repayment of debt	—	(1.6)
Decrease (increase) in restricted cash	1.5	(3.4)
Net cash used by discontinued operations; primarily increase in restricted cash	—	(396.6)

Net cash provided (used) by financing activities	1.3	(405.2)

Net decrease in cash and cash equivalents during the period	(12.2)	(1.1)
Cash and cash equivalents at beginning of period	49.5	55.4

Cash and cash equivalents at end of period	$37.3	$54.3

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $1.0 and $.2	$—	$.6

Income taxes paid	$1.2	$12.8
Less income taxes paid by discontinued operations	—	(10.4)

	$1.2	$2.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except prices and per share amounts)
(Unaudited)

1.	Emergence from Reorganization Proceedings

Summary.  As more fully discussed in Note 2 below, during the past four years, Kaiser Aluminum Corporation (“Kaiser”, “KAC” or the “Company”), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries operated under Chapter 11 of the United States Bankruptcy Code (the “Code”) under the supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

As also outlined in Note 2, Kaiser, KACC and their debtor subsidiaries which included all of the Company’s core fabricated products facilities and a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns a smelter in the United Kingdom, emerged from Chapter 11 on July 6, 2006 (hereinafter referred to as the “Effective Date”) pursuant to Kaiser’s Second Amended Plan of Reorganization (the “Plan”). Four subsidiaries not related to the fabricated products operations were liquidated in December 2005. Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated to approximately $4.4 billion in the June 30, 2006 balance sheet) were addressed and resolved. Pursuant to the Plan, the equity interests of all of Kaiser’s pre-emergence stockholders were cancelled without consideration. The equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan. Additional information on Kaiser’s reorganization process and the Plan is provided below and should be read, along with the other notes to the financial statements, in their entirety to fully understand the reorganization process and the pro forma balance sheet presented in this section.

Estimated Impacts on Opening Balance Sheet After Emergence.  As a result of the Company’s emergence from Chapter 11, the Company will apply “fresh start” accounting to its opening July 2006 consolidated financial statements as required by American Institute of Certified Professional Accountants (“AICPA”) Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As such, in July 2006, the Company will adjust its balance sheet to equal the reorganization value at the Effective Date. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value. Such items as current liabilities, accounts receivable, and cash will reflect values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities will be significantly adjusted from amounts previously reported. Because fresh start accounting is being adopted at emergence and because of the significance of liabilities subject to compromise (that were relieved upon emergence), comparisons between the current historical financial statements and financial statements from and after emergence will be difficult to make.

The following pro forma balance sheet shows the estimated, hypothetical impacts of the Plan and certain related actions including the receipt of proceeds under a term loan and certain reorganization related payments expected to be paid during the second half of 2006 as if Kaiser had emerged from Chapter 11 on June 30, 2006. It also shows the impacts of the adoption of fresh start accounting. However, these amounts are only hypotheticals and, while indicative, are based, in part, on certain assumptions, estimates, analyses and third party reports that are not finalized, are unaudited, and are subject to change. Such changes could be significant and the pro forma balance sheet does not purport to be indicative of the financial position of the Company on the Effective Date. The material assumptions and estimates upon which the pro forma balance sheet are based are described in the notes below.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						Pro Forma
		Plan				Opening	Subsequent
		and Related		Fresh Start		Balance	Plan Related		Adjusted
	Historical	Adjustments		Adjustments		Sheet	Adjustments		Pro Forma

ASSETS
Current assets:
Cash and cash equivalents	$37.3	$(23.8	)a	$—		$13.5	$23.4	c,d	$36.9
Receivables:
Trade, less allowance for doubtful receivables	114.1	—		—		114.1	—		114.1
Other	5.7	—		—		5.7	—		5.7
Inventories	123.1	—		49.1	b	172.2	—		172.2
Prepaid expenses and other current assets	34.0	(.3	)a	—		33.7	—		33.7

Total current assets	314.2	(24.1)		49.1		339.2	23.4		362.6
Investments in and advances to unconsolidated affiliate	22.7	—		—		22.7	—		22.7
Property, plant, and equipment — net	242.7	(.9	)a	55.1	b	296.9	—		296.9
Personal injury-related insurance recoveries receivable	963.3	(963.3	)a	—		—	—		—
Goodwill and other intangibles	11.4	(11.4	)a	39.5	b	39.5	—		39.5
Other assets	43.6	—		—		43.6	2.1	d	45.7

Total	$1,597.9	$(999.7)		$143.7		$741.9	$25.5		$767.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$56.1	$(6.0	)a	$—		$50.1	$—		50.1
Accrued interest	1.1	(1.1	)a	—		—	—		—
Accrued salaries, wages, and related expenses	37.0	(3.9	)a	(.2	)b	32.9	(4.5	)c	28.4
Other accrued liabilities	61.0	5.8	a	—		66.8	(20.0	)c	46.8
Payable to affiliate	33.0	—		—		33.0	—		33.0
Long-term debt — current portion	1.1	(1.1	)a	—		—	—		—
Discontinued operations’ current liabilities	1.5	—		—		1.5	—		1.5

Total current liabilities	190.8	(6.3)		(.2)		184.3	(24.5)		159.8
Long-term liabilities	49.0	20.1	a	38.5	b,e	107.6	—		107.6
Long-term debt	1.2	(1.2	)a	—		—	50.0	d	50.0
Discontinued operations’ liabilities (liabilities subject to compromise)	73.5	(73.5	)a	—		—	—		—

	314.5	(60.9)		38.3		291.9	25.5		317.4
Liabilities subject to compromise	4,388.0	(4,388.0	)a	—		—	—		—
Minority interests	.7	(.7	)a	—		—	—		—
Commitments and contingencies
Stockholders’ equity:
Common stock	.8	(.6	)a	—		.2	—		.2
Additional capital	538.0	—		(88.2	)b	449.8	—		449.8
Accumulated deficit	(3,635.3)	3,450.5	a	184.8	b	—	—		—
Accumulated other comprehensive income (loss)	(8.8)			8.8	b	—	—		—

Total stockholders’ equity (deficit)	(3,105.3)	3,449.9		105.4		450.0	—		450.0

Total	$1,597.9	$(999.7)		$143.7		$741.9	$25.5		$767.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a.	Reflects impacts on the Effective Date of implementing the Plan including the settlement of liabilities subject to compromise and related payments and distributions of cash and new shares of common stock and the cancellation of predecessor common stock (see Note 2).

b.	Reflects the estimated adjustments to reflect “Fresh Start” reporting. These include the write up of Inventories and Property, plant and equipment to their appraised values and the elimination of accumulated deficits and additional paid in capital. The fresh start adjustments for intangible assets and stockholders’ equity are based on a not yet finalized third party appraisal report and are, therefore, subject to change. Such changes could be significant. Additionally, the pro forma adjustments assume that the Company does not meet the ‘more likely than not’ criteria for recognition of net operating loss carryforwards (more fully discussed in Note 10).

c.	Reflects the payments for accrued but unpaid professional fees ($15.0), the Company’s share of certain success fees ($5.0) as well as the initial payment of accrued long-term incentive related to the Key Employee Retention Plan. See Notes 2 and 15 for additional discussion of these items.

d.	Reflects a new revolving credit facility including payment of certain fees totaling $2.1 and term loan borrowings of $50.0 (see Note 9). Approximately $1.6 of the fees were paid on the Effective Date. The balance of the fees were paid in early August 2006, when the term loan proceeds were received.

e.	Includes an estimated $45.0 in respect of the Company’s annual variable VEBA obligation based on an estimate of the discounted cash payments projected in calculating the reorganization value. An actuary analysis computing the amount of the obligation based on treating it as a defined benefit plan with a cap (see Note 11) has not been completed. As such this amount is subject to change.

In connection with the Plan, Kaiser also restructured and simplified its corporate structure. Following the restructuring transactions:

•	the Company owns directly 100% of the issued and outstanding shares of capital stock of Kaiser Aluminum Investments Company, a newly formed Delaware corporation (“KAIC”), which is intended to function as an intermediate holding company.

•	KAIC owns 49% of the ownership interests of Anglesey Aluminium Limited and 100% of the ownership interests of each of:

°	Kaiser Aluminum Fabricated Products, LLC, a newly formed Delaware limited liability company (“KAFP”), which holds the assets and liabilities associated with the Company’s fabricated products business unit (excluding those assets and liabilities associated with the London, Ontario facility);

°	Kaiser Aluminum Canada Limited, a newly formed Ontario corporation (“KACL”), which holds the assets and liabilities of the London, Ontario operations and certain former KACC Canadian subsidiaries that were largely inactive;

°	Kaiser Aluminum & Chemical Corporation, LLC, a newly formed Delaware limited liability company (“KACC, LLC”), which, as a successor by merger, holds the remaining non-operating assets and liabilities of KACC not assumed by KAFP;

°	Kaiser Aluminium International, Inc., Trochus Insurance Co., Ltd., and Kaiser Bauxite Company

The accompanying financial statements are all those of Kaiser before emergence and will generally be referred to throughout this report as “Predecessor” information. Information related to the newly emerged Kaiser will generally be labeled as “Successor” information. The financial information of the Successor entity will not necessarily be comparable to that of the predecessor given the impacts of the Plan, implementation of fresh start reporting and other factors.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Reorganization Proceedings of Predecessor

Background.  Kaiser, KACC, and 24 of KACC’s subsidiaries filed separate voluntary petitions in the Bankruptcy Court for reorganization under Chapter 11 of the Code; the Company, KACC and 15 of KACC’s subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional KACC subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. The Company, KACC and the KACC subsidiaries continued to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court. The Original Debtors and the Additional Debtors are collectively referred to herein as the “Debtors”. For purposes of this Report the term “Filing Date” means with respect to any Debtor, the date on which such Debtor filed its Chapter 11 proceeding.

The Original Debtors found it necessary to file the Chapter 11 proceedings primarily because of liquidity and cash flow problems of the Company and its subsidiaries that arose in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flows, resulting in lower credit ratings and an inability to access the capital markets. The Chapter 11 proceedings filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that might have arisen and been enforced by the Pension Benefit Guaranty Corporation (“PBGC”) (see Note 11 for additional information regarding the accelerated funding requirement).

Reorganizing Debtors; Entities Containing the Fabricated Products and Certain Other Operations.  On February 6, 2006, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, On May 11, 2006, the District Court for the District of Delaware entered an order affirming the Confirmation Order and adopting the Bankruptcy Court’s findings of fact and conclusions of law regarding confirmation of the Plan. On July 6, 2006 (i.e. the “Effective Date”), the Plan became effective and was substantially consummated, whereupon the Company emerged from Chapter 11.

Pursuant to the Plan, on the Effective Date, the pre-emergence ownership interests in the Company were cancelled without consideration and all material pre-petition claims against the Company, KACC and their remaining debtor subsidiaries, including claims in respect of debt, pension and post-retirement medical obligations, and asbestos and other tort liabilities (totaling approximately $4.4 billion in the accompanying financial statements), were resolved as follows:

(a) Claims in Respect of Retiree Medical Obligations.   Pursuant to settlements reached with representatives of hourly and salaried retirees:

•	an aggregate of 11,439,900 shares of the Company’s common stock, par value $0.01 per share, (the “Common Stock”) were delivered to a voluntary employees’ beneficiary association (“VEBA”) trust that provides benefits for certain eligible retirees of KACC represented by the United Steelworkers (the “USW”) and certain other unions and their surviving spouses and eligible dependents (the “Union VEBA”) and entities that prior to the Effective Date acquired from the Union VEBA rights to receive a portion of such shares; and

•	an aggregate of 1,940,100 shares of Common Stock were delivered to a VEBA trust that provides benefits for certain eligible retirees of KACC and their surviving spouses and eligible dependents (the “Salaried Retiree VEBA” and, together with the Union VEBA, the “VEBAs”) and entities that prior to the Effective Date acquired from the Salaried Retiree VEBA rights to receive a portion of such shares.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Priority Claims and Secured Claims.   All pre-petition priority claims, pre-petition priority tax claims and pre-petition secured claims were paid in full in cash.

(c) Unsecured Claims.   With respect to pre-petition unsecured claims (other than the personal injury claims specified below):

•	all pre-petition unsecured claims of the PBGC against the Company’s Canadian debtor affiliates were satisfied by the delivery of 2,160,000 shares of Common Stock and $2.5 in cash; and

•	all pre-petition general unsecured claims against the Company, KACC and their remaining debtor subsidiaries, other than Canadian debtor subsidiaries, including claims of the PBGC and holders of public debt, were satisfied by the issuance of 4,460,000 shares of Common Stock to a third-party disbursing agent, with such shares to be delivered to the holders of such claims in accordance with the terms of the Plan (to the extent that such claims do not constitute convenience claims that have been or will be satisfied with cash payments). Of such 4,460,000 shares of Common Stock, approximately 331,000 shares are being held by the third-party disbursing agent as a reserve pending resolution of disputed claims; to the extent a holder of a disputed claim is not entitled to shares reserved in respect of such claim, such shares will be distributed to holders of allowed claims.

(d) Personal Injury Claims.   Certain trusts (the “PI Trusts”) were formed to receive distributions from the Company, assume responsibility from the Company for present and future personal injury liabilities (including those resulting from alleged pre-petition exposures to asbestos, silica and coal tar pitch volatiles and noise-induced hearing loss), and to make payments in respect of such personal injury claims. The Company contributed to the PI Trusts:

•	the rights with respect to proceeds associated with personal injury-related insurance recoveries that were reflected on the Company’s financial statements at June 30, 2006 as a receivable having a value of $963.3 (see Note 12);

•	$13.0 in cash, less approximately $.3 advanced prior to the Effective Date, which was paid on the Effective Date;

•	the stock of a subsidiary whose primary assets was approximately 145 acres of real estate located in Louisiana and the rights as lessor under a lease agreement for such real property that produces modest rental income; and

•	75% of a pre-petition general unsecured claim against KACC in the amount of $1.1 billion entitling certain of the PI Trusts to a share of the 4,460,000 shares of Common Stock distributed to unsecured claimholders.

The PI Trusts assumed all liability and responsibility for the past, pending and future personal injury claims resulting from alleged pre-petition exposures to asbestos, silica and coal tar pitch volatile, and noise induced hearing loss personal injury claims. As of the Effective Date, injunctions were entered prohibiting any person from pursuing any claims against the Company or any of its affiliates in respect of such matters.

Cash payments on the Effective Date for priority and secured claims, payments to the PI Trusts, bank and professional fees totaled approximately $29.0 and were funded using existing cash resources.

Liquidating Debtors.  As previously disclosed in prior periods, the Company generated net cash proceeds of approximately $686.8 from the sale of its interests in and related to Queensland Alumina Limited (“QAL”) and Alumina Partners of Jamaica (“Alpart”). The Company’s interests in and related to QAL and Alpart were owned by certain subsidiaries of KACC (the “Liquidating Subsidiaries”) that were subsidiary guarantors of the KACC’s

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior and senior subordinated notes. Throughout 2005, the proceeds were held in separate escrow accounts pending distribution to the creditors of the Liquidating Subsidiaries.

On December 20, 2005, the Bankruptcy Court entered an order confirming two separate joint plans of liquidation (together, the “Liquidating Plans”) for the Liquidating Subsidiaries. On December 22, 2005, the Liquidating Plans became effective and all restricted cash and other assets held on behalf of or by the Liquidating Subsidiaries, consisting primarily of approximately $686.8 of net cash proceeds from the sale of interests in and related to QAL and Alpart, were transferred to a trustee for subsequent distribution to holders of claims against the Liquidating Subsidiaries in accordance with the terms of the Liquidating Plans. In connection with the Liquidating Plans, the Liquidating Subsidiaries were dissolved and their corporate existence was terminated.

When the Liquidating Plans became effective, substantially all amounts were to be paid to (or received by) KACC from/to the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Settlement Agreement (the “Intercompany Agreement”), other than certain payments of alternative minimum tax paid by the Company. The Company expects to receive any amounts ultimately determined to be due from the liquidating trust for the KAAC and KFC joint plan of liquidation (the “KAAC/KFC Plan”) during the second half of 2006 in connection with the completion of its 2005 tax return (see Note 10). The Intercompany Agreement also resolved substantially all pre- and post-petition intercompany claims among the Debtors.

The effectiveness of the Liquidating Plans and the dissolution of the Liquidating Subsidiaries did not resolve a dispute between the holders of the senior notes and the holders of the senior subordinated notes regarding their respective entitlement to certain of the proceeds from the sales by the Liquidating Subsidiaries of interests in QAL and Alpart (the “Senior Note-Sub Note Dispute”). On December 22, 2005, the Bankruptcy Court issued a decision in connection with the Senior Note-Sub Note Dispute, finding (in favor of the senior notes) that the senior subordinated notes were contractually subordinate to the senior notes in regard to certain subsidiary guarantors (particularly the Liquidating Subsidiaries) and that certain parties were not due certain reimbursements. The Bankruptcy Court’s ruling has been appealed. The Company cannot predict, however, the ultimate resolution of the Senior Note-Sub Note Dispute on appeal, when any such resolution will occur, or what impact any such outcome will have on distributions to affected note holders. However, given the Company’s now completed emergence from the Chapter 11, the Company does not have any continuing liability in respect of the Senior Note-Sub Note Dispute.

Classification of Liabilities as “Liabilities Not Subject to Compromise” Versus “Liabilities Subject to Compromise.” Liabilities not subject to compromise include the following:

(1) liabilities incurred after the date each entity filed for reorganization;

(2) pre-Filing Date liabilities that are or were expected to be paid in full, including priority tax and employee claims and certain environmental liabilities; and

(3) pre-Filing Date liabilities that were approved for payment by the Bankruptcy Court and that are or were expected to be paid (in advance of a plan of reorganization) over the next twelve-month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreements, and certain postretirement medical and other costs associated with retirees.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Debtors.

The amounts subject to compromise at June 30, 2006 and December 31, 2005 consisted of the following items:

	June 30,	December 31,
	2006(1)	2005(1)

Accrued postretirement medical obligation (Note 11)	$1,005.6	$1,017.0
Accrued asbestos and certain other personal injury liabilities (Note 12)	1,115.0	1,115.0
Assigned intercompany claims for benefit of certain creditors	1,131.5	1,131.5
Debt (Note 9)	847.6	847.6
Accrued pension benefits (Note 11)	625.5	626.2
Unfair labor practice settlement (Note 12)	175.0	175.0
Accounts payable	31.6	29.8
Accrued interest	44.7	44.7
Accrued environmental liabilities (Note 12)	29.4	30.7
Other accrued liabilities	36.7	37.2
Proceeds from sale of commodity interests	(654.6)	(654.6)

	$4,388.0	$4,400.1

(1)	The above amounts exclude $73.5 at June 30, 2006 and $68.5 at December 31, 2005 of liabilities subject to compromise related to discontinued operations. Approximately $42.1 of the excluded amounts at June 30, 2006 and December 31, 2005 relate to a claim settled in the fourth quarter of 2005 (see Note 7). The balance of the amounts at June 30, 2006 and December 31, 2005 were primarily accounts payable.

Reorganization Items.  Reorganization items are expense or income items that are incurred or realized by the Company because it was in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the reorganization proceedings, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-Filing Date liabilities. For the quarter and six month periods ended June 30, 2006 and 2005, reorganization items were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Professional fees	$9.2	$12.5	$16.2	$20.5
Interest income	(.7)	(.5)	(1.4)	(.8)
Other	.1	(2.7)	.2	(2.6)

	$8.6	$9.3	$15.0	$17.1

At June 30, 2006 approximately $15.0 of professional fees were accrued (included in Other accrued liabilities) pending Bankruptcy Court approval to pay such amounts, substantially all of which will be paid after the Effective Date. It is anticipated that legal and certain other costs related to the Company’s emergence from Chapter 11 will continue for a period of time after the Effective Date. Additionally, certain professionals are contractually due certain “success” fees due upon the Company’s emergence from Chapter 11 and Bankruptcy Court approval. The Company currently estimates that $5.0 of such amounts will be borne by the Company and expects to record such amount in connection with emergence and fresh start accounting.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information.  SOP 90-7 requires separate disclosure of Debtors and non-Debtors amounts. The vast majority of financial information included in the consolidated financial statements relates to Debtors. Condensed combined financial information of the non-Debtor subsidiaries included in the consolidated financial statements is set forth below.

Condensed Combined Balance Sheets
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005

Current assets	$2.6	$2.3
Intercompany receivables (payables), net(1)	4.1	4.0

	$6.7	$6.3

Liabilities not subject to compromise — Current liabilities	$3.5	$3.9
Long-term liabilities	1.2	1.4
Stockholders’ equity (deficit)(1)	2.0	1.0

	$6.7	$6.3

(1)	Intercompany receivables (payables), net and stockholders’ equity (deficit) amounts are eliminated in consolidation.

Condensed Combined Statements of Income (Loss)
For the Quarter and Six Months Ended June 30, 2006 and 2005

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Costs and expenses — Operating costs and expenses	$.2	$.6	$(.1)	$.7

Operating income (loss)	(.2)	(.6)	.1	(.7)
All other income (expense), net	.2	.1	.3	.1

Income (loss) from continuing operations	—	(.5)	.4	(.6)
Discontinued operations	—	—	—	—

Net income (loss)	$—	$(.5)	$.4	$(.6)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combined Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006	2005

Net cash provided (used) by:
Operating activities —
Continuing operations	$—	$(.3)
Discontinued operations	—	—

	—	(.3)

Financing activities —
Continuing operations	.2	—
Discontinued operations	—	—

	.2	—

Net increase in cash and cash equivalents	—	(.3)

Cash and cash equivalents, beginning of period	.4	.4

Cash and cash equivalents, end of period	$.6	$.1

3.	Summary of Significant Accounting Policies

This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. However, as more fully described in Note 1, the financial information included in this Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 relate to the Predecessor and do not reflect any impacts of the Plan and related actions or fresh start accounting adjustments.

Successor:  The first public report under the Securities Exchange Act of 1934 reflecting Successor financial information is expected to be the Quarterly Report on Form 10-Q for the quarter ending September 30, 2006. As discussed in Note 1, the Successor will reflect the terms of the Plan and certain related actions and apply fresh start reporting to its balance sheet at the Effective Date. In accordance with generally accepted accounting principles (“GAAP”), while the Predecessor financial information will continue to be presented, Predecessor and Successor financial statement information for 2006 will be reported separately and not combined. The Successor financial statement information will not be comparable to the Predecessor financial statement information.

The Company is evaluating what, if any, changes in its accounting policies and procedures will be made post emergence. In most, but not all, instances, the accounting policies of the Successor are expected to be the same as or similar to those of the Predecessor. Where the Company currently expects to adopt different accounting policies or apply methodologies differently to the Successor financial statement information than that used in preparing and presenting Predecessor financial statement information, discussion has been added to this Report. Additionally, certain items such as Earnings per share and Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (see discussion in Predecessor section below), which had few, if any, implications while the Company was undergoing reorganization will have increased importance in Successor financial statement information.

As stated in Note 1, due to the implementation of the Plan, fresh start reporting and due to possible changes in accounting policies and procedures, the financial statements of the Successor will not be comparable to those of the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor. Additionally, results for interim periods are not necessarily indicative of anticipated results for the entire year.

New Accounting Pronouncement.  Financial Accounting Standards Board (“FASB”) Interpretation No. 48. Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) was issued in June 2006 and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. SOP 90-7 requires that companies adopt all pending accounting standards in fresh start reporting. As such, the Company expects to adopt FIN 48 at emergence. However, the adoption of FIN 48 is not currently expected to have any impact on the Company’s financial statements.

Intangible Assets.  In connection with the implementation of the Plan and fresh start reporting, and as reflected in the pro forma balance sheet in Note 1, the Company expects to allocate significant value (in the range of $25.0-$50.0) to intangible assets. The ultimate allocation of the fresh start value of the Company will be: (a) dependent on what, if any, amount of value is attributed to net operating loss carryforwards (as more fully discussed in Note 10) and (b) based on an independent appraisal and will be split between such items as customer contracts, customer relationships, goodwill and, to a lesser extent, trade name and patents. It is anticipated that all amounts allocated to intangible assets will be subject to amortization, other than goodwill, which will not be subject to amortization but will be subject to periodic reviews for impairment. At this time, the allocation of intangible assets has not been finalized.

Predecessor:

Principles of Consolidation.  Prior to the Effective Date of the Plan, the Company was a subsidiary of MAXXAM Inc. (“MAXXAM”) and conducted its operations through its wholly owned subsidiary, KACC. Notes 1 and 2 provide information regarding significant shareholders after emergence and in respect of the Company’s revised legal and operating structure.

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

The interim consolidated financial statements as of and for the quarter and six month periods ended June 30, 2006, have been prepared on a “going concern” basis in accordance with SOP 90-7, and do not include the impacts of the Plan including adjustments relating to recorded asset amounts, the resolution of liabilities subject

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to compromise, or the cancellation of the interests of stockholders as of June 30, 2006. Adjustments related to the Plan will materially affect the consolidated financial statements included elsewhere herein as more fully shown in the pro forma balance sheet presented in Note 1.

Earnings per Share.  Basic earnings per share is computed by dividing the weighted average number of common shares outstanding during the period. However, earnings per share are not meaningful because the equity interests of the Company’s pre-emergence stockholders were cancelled without consideration on the Effective Date pursuant to the Plan.

Derivative Financial Instruments.  Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company’s exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company’s exposure to changes in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company’s derivative activities are initiated within guidelines established by management and approved by the Company’s board of directors. Hedging transactions are executed centrally on behalf of all of the Company’s operations to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

The Company recognizes all derivative instruments as assets or liabilities in its balance sheet and measures those instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 13). Changes in the market value of the Company’s open hedging positions resulting from the mark-to-market process represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. These changes are recorded as an increase or reduction in stockholders’ equity through either other comprehensive income (“OCI”) or net income, depending on the facts and circumstances with respect to the transaction and its documentation. If the derivative transaction qualifies for hedge (deferral) treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the changes are recorded initially in OCI. Such changes reverse out of OCI (offset by any fluctuations in other “open” positions) and are recorded in net income (included in Net sales or Cost of products sold, as applicable) when the subsequent physical transactions occur. If derivative transactions do not qualify for hedge accounting treatment, the changes in market value are recorded in net income. To qualify for hedge accounting treatment, the derivative transaction must meet criteria established by SFAS No. 133. Even if the derivative transaction meets the SFAS No. 133 criteria, the Company must also comply with a number of complex documentation requirements, which, if not met, result in the derivative transaction being precluded from being treated as a hedge (i.e. it must then be marked-to-market) unless and until such documentation is modified and determined to be in accordance with SFAS No. 133. Additionally, if the level of physical transactions falls below the net exposure hedged, “hedge” accounting must be terminated for such “excess” hedges and the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in OCI.

As more fully discussed in Note 6, in connection with the Company’s preparation of its December 31, 2005 financial statements, the Company concluded that its derivative financial instruments did not meet certain specific derivative criteria in SFAS No. 133. Accordingly, the Company restated its prior quarter results and marked all of its derivatives to market in 2005. The change in accounting for derivative contracts was related to the form of the Company’s documentation. The Company determined that its hedging documentation did not meet the strict documentation standards established by SFAS No. 133. More specifically, the Company’s documentation did not comply with SFAS No. 133 in respect to the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transaction to which they relate. The Company had documented that the derivatives it was using would qualify for the “short cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction. As a result, under SFAS No. 133, the Company “de-designated” its open derivative transactions and reflected fluctuations in the market value of such derivative transactions in its results each period rather than deferring the effects until the forecasted transaction (to which the hedges relate) occur. The effect on the first three quarters of 2005 of marking the derivatives to market rather than deferring gains/losses was to increase Cost of products sold and decrease Operating income by $2.0, $1.5 and $1.0, respectively.

The rules provide that, once de-designation has occurred, the Company can modify its documentation and re-designate the derivative transactions as “hedges” and, if appropriately documented, re-qualify the transactions for prospectively deferring changes in market fluctuations after such corrections are made. The Company is working to modify its documentation and to re-qualify open and post 2005 hedging transactions for treatment as hedges during the third quarter of 2006. However, no assurances can be provided in this regard.

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

New Accounting Pronouncement in 2006.  Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123-R”) was issued in December 2004 and replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In general terms, SFAS No. 123-R eliminates the intrinsic value method of accounting for employee stock options and requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the award will be recognized as an expense over the period that the employee provides service for the award. The Company adopted SFAS No. 123-R effective January 1, 2006. However, given that the Plan contemplated the cancellation of all pre-emergence equity interests on the Effective Date (including outstanding stock options) and as all of the Company’s outstanding stock options were fully vested, the adoption of SFAS No. 123-R had no impact on the Predecessor financial statements. However, SFAS No. 123-R could have a material impact on the Successor financial statement information depending on the nature of any share based payments granted after the Company emergence from Chapter 11.

Statement of Financial Accounting Standards No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) was issued in November 2004 and is effective for fiscal years beginning after June 15, 2005. SFAS No. 151 amends ARB No. 43, Chapter 4 to clarify that abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, be accounted as current period charges rather than as a portion of inventory costs. The Company adopted SFAS No 151 effective January 1, 2006. However, the adoption of SFAS No. 151 did not have an impact on the Company’s financial statements as the Company’s accounting policies already conformed with the key aspects of SFAS No. 151.

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

4.	Inventories

Successor:  Pursuant to fresh start reporting, in July 2006, all inventory amounts will be stated at fair market value. Raw materials and Operating supplies and repairs and maintenance parts will be recorded at published market prices including any location premiums. Finished products and Work in process (“WIP”) will be recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and conversion efforts. The Company expects the increase in the inventory balance to be approximately $45.0-$50.0.

The Company plans to account for inventories on a last-in, first-out (“LIFO”) basis after emergence. However, the Company expects to apply LIFO differently for the Successor than the Predecessor in that it will view each quarter on a standalone basis for computing LIFO; whereas the Predecessor recorded LIFO amounts with a view to the entire fiscal year which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or second half of the year.

Given the recent strength in demand for many types of fabricated aluminum products and primary aluminum, the Company has a larger volume of raw materials, WIP and finished goods than is its historical average, and the price for such goods, given the application of fresh start accounting, will cause the prices for such goods to be higher than long term historical averages. As such, with the inevitable ebb and flow of business cycles, non-cash LIFO charges will result when inventory levels drop and/or margins compress. Such adjustments could be material to future periods results.

Predecessor:  Substantially all product inventories are stated at LIFO cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Inventories, after deducting inventories related to discontinued operations, consist of the following:

	June 30,	December 31,
	2006	2005

Fabricated products —
Finished products	$31.9	$34.7
Work in process	40.4	43.1
Raw materials	39.4	26.3
Operating supplies and repairs and maintenance parts	10.8	11.1

	122.5	115.2
Commodities — Primary aluminum	.6	.1

	$123.1	$115.3

At June 30, 2006, the Company recorded a non-cash LIFO charge of approximately $21.7 primarily as a result of rising metal prices.

5.  Conditional Asset Retirement Obligation

Effective December 31, 2005, the Company adopted FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”) retroactive to the beginning of 2005. FIN 47 affects both the Predecessor and Successor. Pursuant to SFAS No. 143 and FIN 47,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under the guidelines clarified in FIN 47, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO may/will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. The Company evaluated FIN 47 and determined that it has CAROs at several of its facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older facilities if such facilities were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, the retroactive application of FIN 47 resulted in the Company recognizing, retroactive to the beginning of 2005, the following in the fourth quarter of 2005: (i) a charge of approximately $2.0 reflecting the cumulative earnings impact of adopting FIN 47, (ii) an increase in Property, plant and equipment of $.5 and (iii) offsetting the amounts in (i) and (ii), an increase in Long term liabilities of approximately $2.5. In addition, pursuant to FIN 47 there was an immaterial amount of incremental depreciation provision recorded (in Depreciation and amortization) for the year ended December 31, 2005 as a result of the retroactive increase in Property, plant and equipment (discussed in (ii) above) and there was an incremental $.2 of non-cash charges (in Cost of products sold) to reflect the accretion of the liability recognized at January 1, 2005 (discussed in (iii) above) to the estimated fair value of the CARO of $2.7 at December 31, 2005.

Anglesey also recorded a CARO liability of approximately $15.0 in its financial statements at December 31, 2005. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with US GAAP treatment. The Company determined that application of US GAAP would have resulted in (a) a non-cash cumulative adjustment of $2.7 reducing the Company’s investment retroactive to the beginning of 2005 and (b) a decrease in the Company’s share of Anglesey’s earnings totaling approximately $.1 for 2005 (representing additional depreciation, accretion and foreign exchange charges).

See Notes 2 and 4 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the CAROs.

The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the first six months of 2006. The following amounts have been reflected in the Company’s results for the quarter and six month periods ended June 30, 2006 and 2005: (i) an immaterial incremental amount of depreciation expense and (ii) an immaterial amount of incremental accretion of the estimated liability for the quarter and incremental accretion of the estimated liability of $.1 for the six months (included in Cost of products sold).

6.	Restated 2005 Quarterly Data of the Predecessor

During March 2006, the Company determined that its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated for two items: (1) VEBA-related payments made during the first nine months of 2005 should have been recorded as a reduction of the pre-petition retiree medical obligations rather than as a current operating expense and (2) as more fully discussed in Note 3, the Company determined that its derivative financial instrument transactions did not qualify for hedge (deferral) treatment and should have been marked-to-market in operating results . The effect of the restatement related to the VEBA payments was to decrease operating expenses by $6.7, $5.7 and $5.7 in the first, second and third quarters of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, respectively with an offsetting decrease in Liabilities subject to compromise at March 31, 2005, June 30, 2005 and September 30, 2005. The net effect of the restatement related to the derivative transactions was to increase operating expenses by $2.0, $1.5 and $1.0 in the first, second and third quarters of 2005, respectively, with an offsetting increase in OCI at March 31, 2005, June 30, 2005 and September 30, 2005, respectively. There is no net impact on the Company’s cash flows as a result of either restatement.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the full income statement affects of the restatements on the quarter and six month periods ended June 30, 2005 as well as the changes in balance sheet and cash flow statement line items as of and for the six month period ended June 30, 2005.

Statements of Consolidated Income — Unaudited

	Quarter		Six Months
	As		As
	Previously	As	Previously	As
	Reported(1)	Restated	Reported(1)	Restated
	June 30,	June 30,	June 30,	June 30,
	2005	2005	2005	2005

Net sales	$262.9	$262.9	$544.3	$544.3

Costs and expenses:
Cost of products sold	234.2	234.4	476.4	477.4
Depreciation and amortization	5.2	5.2	10.1	10.1
Selling, administration, research and development, and general	17.0	12.6	34.7	24.8
Other operating charges, net	—	—	6.2	6.2

Total costs and expenses	256.4	252.2	527.4	518.5

Operating income	6.5	10.7	16.9	25.8
Other income (expense):
Interest expense (excluding unrecorded interest expense)	(1.1)	(1.1)	(3.2)	(3.2)
Reorganization items	(9.3)	(9.3)	(17.1)	(17.1)
Other — net	(.6)	(.6)	(1.0)	(1.0)

Income (loss) before income taxes and discontinued operations	(4.5)	(.3)	(4.4)	4.5
Provision for income taxes	(2.2)	(2.2)	(4.6)	(4.6)

Loss from continuing operations	(6.7)	(2.5)	(9.0)	(.1)
Income from discontinued operations	368.3	368.3	378.9	378.9
Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	(4.7)	(4.7)

Net income	$361.6	$365.8	$365.2	$374.1

Earnings (loss) per share — Basic/Diluted:
Loss from continuing operations	$(.08)	$(.03)	$(.11)	$—

Income from discontinued operations	$4.62	$4.62	$4.75	$4.75

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—	$—	$(.06)	$(.06)

Net income	$4.54	$4.59	$4.58	$4.69

Weighted average shares outstanding (000):
Basic/Diluted	79,674	79,674	79,678	79,678

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets — Unaudited

	As
	Previously	As
	Reported(1)	Restated
	June 30,	June 30,
	2005	2005

Liabilities subject to compromise	$3,950.4	$3,938.0
Stockholders’ equity (deficit):
Common stock	.8	.8
Additional capital	538.0	538.0
Accumulated deficit	(2,552.3)	(2,543.4)
Accumulated other comprehensive income (loss)	(9.0)	(5.5)

Total stockholders’ equity (deficit)	(2,022.5)	(2,010.1)

Total liabilities and stockholders’ equity (deficit)	$1,927.9	$1,927.9

Statements of Consolidated Cash Flows — Unaudited

	As
	Previously	As
	Reported(1)	Restated
	June 30,	June 30,
	2005	2005

Cash flows from operating activities:
Net income	$365.2	$374.1
Less net income from discontinued operations	378.9	378.9

Net income (loss) from continuing operations, including from cumulative effect of adopting change in accounting in 2005	(13.7)	(4.8)
(Decrease) increase in prepaid expenses and other current assets	(1.3)	8.0
Increase in other accrued liabilities	2.5	(3.4)
Net cash impact of changes in long-term assets and liabilities	(.3)	(12.6)
Net cash used by operating activities	$11.3	$11.3

(1)	The “As previously reported” amounts shown above include the effect of the adoption of FIN 47 on December 31, 2005 retroactive to the beginning of the year as discussed in Note 5. Such retroactive application is required by GAAP and is not considered a “restatement.” The retroactive impact of the adoption of FIN 47 was a charge of $4.7 in the first quarter of 2005 in respect of the cumulative effect upon adoption.

See Note 16 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the restated 2005 quarterly data.

7.	Discontinued Operations of the Predecessor

As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Notes 2 and 8, the Company sold its interests in and related to Alpart, the Gramercy, Louisiana alumina refinery (“Gramercy”), Kaiser Jamaica Bauxite Company (“KJBC”), Volta Aluminium Company Limited (“Valco”), and the Mead, Washington aluminum smelter and certain related property (the “Mead Facility”) in 2004 and sold its interests in and related to QAL on April 1, 2005. All of the foregoing commodity assets are collectively

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

referred to as the “Commodity Interests”. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Commodity Interests have been reported as discontinued operations in the accompanying financial statements.

Under SFAS No. 144, only those assets, liabilities and operating results that are being sold or discontinued are treated as “discontinued operations”. In the case of the sale of Gramercy and the Mead Facility, the buyers did not assume such items as accrued workers compensation, pension or postretirement benefit obligations in respect of the former employees of these facilities. As discussed more fully in Note 2, these retained obligations were resolved in the context of the Plan. As such, the balances related to such obligations were still included in the consolidated financial statements at June 30, 2006.

The carrying amounts of the liabilities in respect of the Company’s interest in and related to the sold Commodity Interests as of June 30, 2006 and December 31, 2005 are included in the accompanying Consolidated Balance Sheets for the periods ended June 30, 2006 and December 31, 2005. Income statement information in respect of the Company’s interest in and related to the sold Commodity Interests for the quarter and six month periods ended June 30, 2006 and 2005 included in income from discontinued operations was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$—	$—	$—	$42.9
Operating income (loss)	(3.2)	(.2)	(3.2)	11.2
Gain on sale of commodity interests	—	365.6	—	365.5
Income (loss) before income taxes	(3.2)	369.9	4.3	383.1
Net income (loss)	(3.0)	368.3	4.3	378.9

During the second quarter of 2006, the Company recorded a $5.0 charge as a result of an agreement between the Company and the Bonneville Power Administration (“BPA”) related to a rejected electric power contract (see Note 12). This amount is included in Discontinued operations for the quarter and six months ended June 30, 2006.

During March 2006, the Company received a $7.5 payment from an insurer in settlement of certain residual claims the Company had in respect of a 2000 incident at its Gramercy, Louisiana alumina refinery (which was sold in 2004). This amount is included in Discontinued operations for the six months ended June 30, 2006.

Activity during the quarter and six months ended June 30, 2005 consisted almost exclusively of the Company’s interests in and related to QAL, which was sold on April 1, 2005, and related hedging activity.

8. Property, Plant, and Equipment

Successor:  Pursuant to fresh start reporting, as more fully discussed in Note 1, the Company will state its property, plant and equipment at the Effective Date to its fair value and reset accumulated depreciation to zero. The fair value of most of the Company’s property, plant and equipment at the Effective Date will be based on an independent appraisal. The balance will be based on management’s estimates. The Company expects that property, plant and equipment will increase by approximately $55.0-$60.0 as a result of the application of fresh start accounting. It is anticipated the increase in the recorded amount for property, plant and equipment will be roughly equally split between non-depreciable land and depreciable assets including buildings and machinery and equipment. The Company anticipates that the amount of depreciation to be recognized by the Successor will be equal to or somewhat higher than the amount historically recognized by the Predecessor.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor:  The major classes of property, plant, and equipment are as follows:

	June 30,	December 31,
	2006	2005

Land and improvements	$7.9	$7.7
Buildings	62.5	62.4
Machinery and equipment	461.3	460.4
Construction in progress	50.3	25.0

	582.0	555.5
Accumulated depreciation	(339.3)	(332.1)

Property, plant, and equipment, net	$242.7	$223.4

Approximately $42.2 of the Construction in progress at June 30, 2006, relates to the Company’s Spokane, Washington facility (see Commitments — Note 11).

In April 2005, the Company sold its interests in and related to QAL for net cash proceeds totaling approximately $401.4. The buyer also assumed KACC’s obligations for approximately $60.0 of QAL debt (see Note 3 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005) and for KACC to pay its proportionate share (20%) of debt, operating expenses and certain other costs of QAL. In connection with the sale, the Company also paid a termination fee of $11.0. After considering transaction costs (including the termination fee and a $7.7 deferred charge associated with a back-up bid fee), the transaction resulted in a gain, net of estimated income tax of $7.9, of approximately $366.2. As described in Note 2, a substantial majority of the proceeds from the sale of the Company’s interests in and related to QAL were held in escrow for the benefit of the creditors under the KAAC/KFC Plan until the KAAC/KFC Plan was confirmed by the Bankruptcy Court and became effective in December 2005. In accordance with SFAS No. 144, balances and results of operations related to the Company’s interests in and related to QAL have been reported as discontinued operations in the accompanying financial statements (see Note 7).

9.	Debt and Credit Facilities

Successor:  On the Effective Date, the Company and certain subsidiaries of the Company entered into a new Senior Secured Revolving Credit Agreement with a group of lenders providing for a $200.0 revolving credit facility (the “Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. Under the Revolving Credit Facility, the Company is able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $200.0 and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275.0 at the request of the Company.

Concurrently with the execution of the Revolving Credit Facility, the Company also entered into a Term Loan and Guaranty Agreement with a group of lenders (the “Term Loan Facility”). The Term Loan Facility provides for a $50.0 term loan and is guaranteed by the Company and certain of its domestic operating subsidiaries. The Term Loan Facility was fully drawn on August 4, 2006. The Term Loan Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan Facility bear interest at a rate equal to either a premium over a base prime rate or LIBOR, at the Company’s option.

Amounts owed under each of the Revolving Credit Facility and the Term Loan Facility may be accelerated upon the occurrence of various events of default set forth in each such agreement, including, without limitation, the failure to make principal or interest payments when due, and breaches of covenants, representations and warranties set forth in each agreement.

The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic operating subsidiaries that are also borrowers thereunder. The Term Loan Facility is secured by a second lien on substantially all of the assets of the Company and the Company’s domestic operating subsidiaries that are the borrowers or guarantors thereof.

Both credit facilities place restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business.

During July 2006, the Company borrowed and repaid $8.6 under the Revolving Credit Facility. At July 31, 2006, there were no borrowings outstanding under the Revolving Credit Facility and there were approximately $17.7 of outstanding letters of credit.

Predecessor.  Long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005

Secured:
Post-Petition Credit Agreement	$—	$—
Other borrowings (fixed rate)	2.3	2.3
Unsecured or Undersecured:
9 7/8% Senior Notes due 2002, net	172.8	172.8
10 7/8% Senior Notes due 2006, net	225.0	225.0
12 3/4% Senior Subordinated Notes due 2003	400.0	400.0
7.6% Solid Waste Disposal Revenue Bonds due 2027	17.4	17.4
Other borrowings (fixed and variable rates)	32.4	32.4

Total	849.9	849.9
Less — Current portion	(1.1)	(1.1)
Pre-Filing Date claims included in subject to compromise (i.e. unsecured debt) (Note 2)	(847.6)	(847.6)

Long-term debt	$1.2	$1.2

On February 1, 2006, and again on May 11, 2006 the Bankruptcy Court approved amendments to the Company’s Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement (the “DIP Facility”) extending its expiration date ultimately to the earlier of the Company’s emergence from Chapter 11 or August 31, 2006. The DIP Facility terminated on the Effective Date.

Under the DIP Facility, which provided for a secured, revolving line of credit, the Company, KACC and certain subsidiaries of KACC were able to borrow amounts by means of revolving credit advances and to have issued letters of credit (up to $60.0) in an aggregate amount equal to the lesser of $200.0 or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves, as defined in the DIP Facility agreement. At June 30, 2006, there were no outstanding borrowings under the DIP Facility and there were outstanding letters of credit of approximately $17.7 (which on the Effective Date were converted to outstanding letters of credit under the Revolving Credit Facility).

The DIP Facility, which was implemented during the first quarter of 2005, replaced a post-petition credit facility (the “Replaced Facility”) that the Company and KACC entered into on February 12, 2002. The Replaced Facility was amended a number of times during its term as a result of, among other things, reorganization transactions, including disposition of the Company’s Commodity Interests.

During the first quarter of 2005, the Company deposited cash of $13.3 as collateral for the Replaced Facility letters of credit and deposited approximately $1.7 of collateral with the Replaced Facility lenders until certain other banking arrangements were terminated. As of June 30, 2006, all of the collateral for the Replacement Facility letters of credit and the collateral for other certain banking arrangements (of which $1.5 was received during 2006) had been refunded to the Company.

10.	Income Tax Matters

Successor:  Distributions of shares of Common Stock and cash payments in respect of the Plan result in additional tax deductions for certain of the amounts paid (such amounts paid in settlement of pension and post retirement medical obligations) but also results in cancellation of indebtedness income (“CODI”) for obligations resolved without payment. Such CODI, while excludable from gross taxable income, requires the Company to reduce certain specified tax attributes in specific order. The Company is in the process of calculating the additional deductions, CODI and other impacts of the Plan and ongoing operations on an entity-by-entity basis to determine the tax attributes available. Based on preliminary estimates, the Company believes that it will have net operating loss carryforwards in excess of $500.0 that will reduce future cash payments for income taxes in the United States (other than alternative minimum tax — “AMT”) and that additional deductions for amounts capitalized into the tax basis of inventories (totaling an estimated $75.0-$100.00) will become available (likely over the next two or three years). Given the complexity of the entity-by-entity analysis, unique tax regulations regarding Chapter 11 proceedings and other uncertainties, these estimates remain subject to revision and such revisions could be significant.

While the Company will have substantial tax attributes available to offset the impact of future income taxes, for a year or more after the emergence, the Company may not meet the “more likely than not” criteria for recognition of such attributes at the Effective Date primarily because the Company does not have sufficient history of paying taxes. If that is the case, the Company will record a full valuation allowance against the amount of tax attributes available and no deferred tax asset will be recognized. The benefit associated with any future recognition of tax attributes will be recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. Therefore, despite the existence of such tax attributes, the Company expects to record a full statutory tax provision in future periods and, therefore, the benefit of any tax attributes realized will only effect future balance sheets and statements of cash flows. If the Company ultimately determines that it meets the “more likely than not” recognition criteria, the amount of net operating loss carryforwards would be recorded on the balance sheet and reduce the amount of intangible assets recognized in fresh start accounting.

Pursuant to the Plan, to preserve the net operating loss carryforwards that may be available to the Company after emergence, on the Effective Date, the Company’s certificate of incorporation was amended and restated to, among other things, include certain restrictions on the transfer of Common Stock and the Company and the Union VEBA, the Company’s largest stockholder, entered into a stock transfer restriction agreement.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As more fully discussed below, it is possible that the Company may recoup from the trustee for the KAAC/KFC Plan all or some portion of approximately $8.5 of payments of U.S. AMT payments made during 2005. Such recovery is not reflected in the Company’s financial statements as of June 30, 2006.

Predecessor:  The income tax provision for continuing operations for the quarter and six month periods ended June 30, 2006 assumes that the Company will have a U.S. tax loss for 2006 and that, therefore, no U.S. AMT will be due (thus resulting in a U.S. AMT benefit of $.9 being recorded in the quarter ended June 30, 2006 which fully offsets the amount of U.S. AMT accrued in the first quarter of 2006). For the quarter and six months ended June 30, 2006, the income tax provision for continuing operations includes foreign income tax provisions of approximately $.9 and $7.0, respectively. Both the quarter and six month periods ended June 30, 2006 include an approximate $1.0 benefit associated with a U.S. income tax refund. While the Company considered the July 2006 emergence from Chapter 11 for purposes of estimating impacts on the effective tax rate, the Company’s provisions for income taxes do not include any direct impacts from the Company’s emergence from Chapter 11. Such impact will be reflected in July 2006 and future periods as more fully discussed above.

Results of operations for discontinued operations are net of income tax provision (benefit) of $(.2) and $1.6 for the quarter ended June 30, 2006 and 2005, respectively and $4.2 for the six month period ended June 30, 2005.

For the quarter and six month period ended June 30, 2006 and 2005, as a result of the Chapter 11 proceedings, the Company did not recognize any U.S. income tax benefit for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2006 and 2005 were fully offset by increases in valuation allowances.

As more fully discussed in Note 8 of Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, in April 2006, the Company, the PBGC and the VEBAs entered into an agreed order that was approved by the Bankruptcy Court and that established a specific protocol and set certain limits for pre-emergence transfers of claims and rights to shares of Common Stock by the PBGC and VEBAs in order to preserve the Company’s net operating loss carryforwards.

See Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding Deferred Tax Assets and Valuation Allowances. In connection with the sale of the Company’s interests in and related to QAL, the Company made payments totaling approximately $8.5 for AMT in the United States. Such payments were made in the fourth quarter of 2005. The Company believes that such amounts paid in respect of the sale of interests should, in accordance with the Intercompany Agreement, be reimbursed to the Company from the funds held by the liquidating trustee for the KAAC/KFC Plan. However, at this point, as this has yet to be agreed, the Company has not recorded a receivable for the amount. The Company expects to resolve this matter in the latter part of 2006 in connection with the filing of its 2005 Federal income tax return.

11.	Employee Benefit and Incentive Plans

Successor:  After the Effective Date, employee benefit plans that will continue include the following:

•	A commitment to provide one or more defined contribution plan(s) as a replacement for the five defined benefit pension plans for hourly bargaining unit employees at four of the Company’s production facilities and one inactive operation (the “Hourly DB Plans”) that will, as more fully discussed in Note 12, be terminated pursuant to a court ruling received in July 2006. It is anticipated that the replacement defined contribution plans for the production facilities will provide for an annual contribution of one dollar per hour worked by bargaining unit employee and, in certain instances, will include for certain matching of contributions.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	A defined contribution savings plan for hourly bargaining unit employees (the “Hourly DC Plan”) at all of the Company’s other production facilities (not covered by the Hourly DB Plans). Pursuant to the terms of Hourly DC Plan, the Company will be required to make annual contributions to the Steelworkers Pension Trust on the basis of one dollar per USW employee hour worked at two facilities. The Company will also be required to make contributions to a defined contribution savings plan for active USW employees that will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on the employee’s age. Similar defined contribution savings plans have been established for non-USW hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 to $6.0 per year.

•	A defined contribution savings plan for salaried and non-bargaining unit hourly employees (the “Salaried DC Plan”) providing for a match of certain contributions made by employees plus a contribution of between 2% and 10% of their salary depending on their age and years of service.

•	An annual variable cash contribution to the VEBAs. The amount to be contributed to the VEBAs will be 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal element of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments will not exceed $20.0 and will also be limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts will be determined on an annual basis and payable no later than March 31st of the following year. However, the Company has the ability to offset amounts that would otherwise be due to the VEBAs with approximately $12.7 of excess contributions made to the VEBAs prior to the Effective Date. There was a provision that allowed for the VEBAs to request certain advances of up to $8.5 during the first two years after the Effective Date, but, pursuant to an agreement between the VEBAs and the Department of Labor, the VEBAs have indicated that they do not intend to exercise such rights.

•	A short term incentive compensation plan for management payable in cash and which is based primarily on earnings, adjusted for certain safety and performance factors. Most of the Company’s locations also have similar programs for both hourly and salaried employees.

•	A stock based long term incentive plan for key managers. As more fully discussed in Note 15 an initial, emergence-related award was made under this plan. Additional awards are expected to be made in future years.

For accounting purposes, the Company will treat the variable obligations to the VEBAs as defined benefit post-retirement medical obligations with an annual cap. This will result in the estimated aggregate obligation being recorded in the Company’s balance sheet at emergence in fresh start accounting for the portion of the obligation attributable to past service. The amount recognized in the balance sheet will be the present value (discounted at a risk-free rate of return) of future projected of amounts payable using the annual formula, adjusted for prepayments. The impacts of future service and any adjustments to the projected benefit will be reflected in earnings each period.

In early August 2006, the Company granted approximately 6,200 restricted shares of Common Stock to its directors. The shares vest in August 2007. The shares issued were based on the approximate $43.0 per share trading price between July 18, 2006 and July 31, 2006. An additional approximate 4,200 shares of unrestricted Common Stock were issued to directors electing to receive shares of Common Stock in lieu of all or a portion of their annual retainer fee. The value of the restricted stock grant will be reflected in earnings on a ratable basis over the vesting period. The value of the shares issued in lieu of the annual retainer payment will be recognized in the quarter ending September 30, 2006 as a period expense.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor:  The Company and its subsidiaries historically provided (a) post-retirement health care and life insurance benefits to eligible retired employees and their dependents and (b) pension benefit payments to retirement plans. Substantially all employees became eligible for health care and life insurance benefits if they reached retirement age while still working for the Company or its subsidiaries. The Company did not fund the liability for these benefits, which were expected to be paid out of cash generated by operations. The Company reserved the right, subject to applicable collective bargaining agreements, to amend or terminate these benefits. Retirement plans were generally non-contributory for salaried and hourly employees and generally provided for benefits based on formulas which considered such items as length of service and earnings during years of service.

In January 2004, the Company filed motions with the Bankruptcy Court to terminate or substantially modify post-retirement medical obligations for both salaried and certain hourly employees and for the distressed termination of substantially all domestic hourly pension plans. The Company subsequently concluded agreements with a committee that represented salaried employees and union representatives that represented the vast majority of the Company’s hourly employees. The agreements provided for the termination of existing salaried and hourly post-retirement medical benefit plans, and the termination of existing hourly pension plans. Under the agreements, salaried and hourly retirees were provided an opportunity for continued medical coverage through COBRA or the VEBAs and active salaried and hourly employees were provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements with the a Committee of salaried retirees and certain of the unions were approved by the Bankruptcy Court, but were subject to certain conditions, including Bankruptcy Court approval of the Intercompany Agreement in a form acceptable to the Debtors and the official committee of unsecured creditors appointed in the Company’s reorganization proceedings (see Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31,2005). The ongoing financial impacts of the new and continuing pension plans and the VEBA are discussed below in “Cash Flow and Charges.”

On June 1, 2004, the Bankruptcy Court entered an order, subject to certain conditions including final Bankruptcy Court approval of the Intercompany Agreement, authorizing the Company to terminate its post-retirement medical plans as of May 31, 2004 and to make advance payments to the VEBAs. As previously disclosed, pending the resolution of all contingencies in respect of the termination of the existing post-retirement medical benefit plan, during the period June 1, 2004 through December 31, 2004, the Company continued to accrue costs based on the existing plan and treated the VEBA contribution as a reduction of its liability under the plan. However, because the Intercompany Agreement was approved in February 2005 and all other contingencies had already been met, the Company determined that the existing post retirement medical plan should be treated as terminated as of December 31, 2004.

The PBGC assumed responsibility for the Company’s three largest pension plans, which represented the vast majority of the Company’s net pension obligation including the Company’s Salaried Employees Retirement Plan (in December 2003), the Inactive Pension Plan (in July 2004) and the Kaiser Aluminum Pension Plan (in September 2004). The Salaried Employees Retirement Plan, the Inactive Pension Plan and the Kaiser Aluminum Pension Plan are hereinafter collectively referred to as the “Terminated Plans”. Pursuant to the agreement with the PBGC, the Company and the PBGC agreed, among other things, that: (a) the Company would continue to sponsor the Company’s remaining pension plans (which primarily are in respect of hourly employees at four Fabricated products facilities) and paid approximately $5.0 minimum funding contribution for these plans in March 2005; (b) the PBGC would have an allowed post-petition administrative claim of $14.0, which was expected to be paid upon the consummation of a plan of reorganization for the Company or the consummation of the KAAC/KFC Plan, whichever came first; and (c) the PBGC would have allowed pre-petition unsecured claims in respect of the Terminated Plans in the amount of $616.0, which would be resolved in the Company’s plan or plans of reorganization provided that the PBGC’s cash recovery from proceeds of the Company’s sale of its interests in and related to Alpart and QAL was limited to 32% of the net proceeds distributable to holders of the Company’s

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior notes, senior subordinated notes and the PBGC. However, certain contingencies arose in respect of the settlement with the PBGC which were ultimately resolved in the Company’s favor. See Note 12 — Contingencies Regarding Settlement with the PBGC.

Components of Net Periodic Benefit Cost

The following table presents the components of net periodic pension benefits cost for the quarter and six month periods ended June 30, 2006 and 2005:

	Quarter
	Ended		Six Months
	June 30,		Ended June 30
	2006	2005	2006	2005

Service cost	$.3	$.2	$.6	$.5
Interest cost	.3	.3	.7	.6
Expected return on plan assets	(.4)	(.3)	(.8)	(.5)
Amortization of prior service cost	.1	.1	.1	.1
Amortization of net (gain) loss	.1	.1	.2	.1

Defined benefit plans	.4	.4	.8	.8
401K	1.9	1.7	4.1	3.4

	$2.3	$2.1	$4.9	$4.2

See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for key assumptions with respect to the Company’s pension plans and post-retirement benefit plans.

Cash Flow and Charges

Domestic Plans.  During the first three years of the Chapter 11 proceedings, the Company did not make any further significant contributions to any of its domestic pension plans. However, as discussed above in connection with the PBGC settlement agreement, which was approved by the Bankruptcy Court in January 2005, the Company paid approximately $5.0 in March 2005 and approximately $1.0 in July 2005 in respect of minimum funding contributions for retained pension plans and paid $11.0 in respect of post-petition administrative claims of the PBGC when the KAAC/KFC Plan became effective in December 2005. An additional $3.0 was pending the resolution of the ongoing litigation with the PBGC (see Note 2). Any other payments to the PBGC were limited to recoveries under the Liquidating Plans and the Plan.

The Company recorded charges in respect of the Salaried DC Plan (which was implemented in March 2005 retroactive to January 1, 2004) and the Hourly DC Plan (which was implemented in March 2005 retroactive to May 31, 2004), of $1.9 and $1.7 in the quarters ended June 30, 2006 and 2005, respectively, and $4.1 and $9.0 in the six month periods ended June 30, 2006 and 2005, respectively (of which the retroactive impacts, which were reflected in Other operating costs, totaled $5.6).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the allocation of these charges:

	Quarter		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Cost of products —
Fabricated products segment	$1.6	$1.4	$3.4	$2.8
Selling, administrative, research and development and general expense —
Fabricated products segment	.1	.2	.3	.3
Corporate segment	.2	.1	.4	.3
Other operating charges (Note 13)	—	—	—	5.6

	$1.9	$1.7	$4.1	$9.0

The amount related to the retroactive implementation of the Salaried DC Plan was paid in July 2005. In September 2005, the Company and the USWA amended a prior agreement to provide, among other things, for the Company to contribute per employee amounts to the Steelworkers’ Pension Trust totaling approximately $.9. The amended agreement was approved by the Bankruptcy Court and such amount was recorded in the fourth quarter of 2005.

Prior to the Effective Date, the Company agreed to make the following contributions to the VEBAs:

a) an amount not to exceed $36.0 and payable on emergence from the Chapter 11 proceedings so long as the Company’s liquidity (i.e. cash plus borrowing availability) was at least $50.0 after considering such payments; and

b) advances of $3.1 in June 2004 and $1.9 per month thereafter until the Company emerged from the Chapter 11 proceedings. Any advances made pursuant to such agreement constitute a credit toward the $36.0 maximum contribution due upon emergence.

In October 2004, the Company entered an amendment to the USW agreement (see Note 12) to pay an additional $1.0 to the VEBAs in excess of the originally agreed $36.0 contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company was required to continue to make the monthly VEBA contributions as long as it remained in Chapter 11, even if the sum of such monthly payments exceeded the $37.0 maximum amount discussed above. The monthly amounts paid during the Chapter 11 process in excess of the $37.0 limit will offset future variable contribution requirements after emergence. The amended agreement was approved by the Bankruptcy Court in February 2005. VEBA-related payments through June 30, 2006 totaled approximately $49.7. As a result, $12.7 will be available to the Company to offset future VEBA contributions of the Successor.

Total charges associated with the VEBAs during the six months ended June 30, 2006 and the year ended December 31, 2005 were $11.4 and $23.8, respectively. These amounts are reflected in the accompanying financial statements as a reduction of Liabilities subject to compromise.

Foreign Plans.  Contributions to foreign pension plans (excluding those that are considered part of discontinued operations — see Note 7) were nominal.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Successor:

Commitments.  The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 13), letters of credit, and guarantees. They also have agreements to supply alumina to and to purchase aluminum from Anglesey. During the third quarter of 2005, orders were placed for certain equipment and/or services intended to augment the heat treat and aerospace capabilities at the Trentwood facility in Spokane, Washington facility in respect of which the Company expects to become obligated for costs likely to total in the range of $75.0. Approximately $38.0 of such costs was incurred through the first six months of 2006. The balance will be likely incurred over the remainder of 2006 and 2007, with the majority of such costs being incurred in 2006. In August 2006, orders were placed for additional equipment to augment the facility’s heat treat and aerospace capabilities. The Company expects the additional cost obligations to be in the range of $30.0 and will be incurred primarily over the remainder of 2006 and 2007.

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

Environmental Contingencies.  The Company and its subsidiaries are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws and regulations.

A substantial portion of the Company’s obligations, primarily in respect of non-owned locations, were resolved by the Chapter 11 proceedings. Based on the Company’s evaluation of remaining environmental matters, the Company expects to reflect continuing environmental accruals totaling approximately $10.0 for the Successor. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $7.0 during the last two quarters of 2006, in the range of $1.0 to $4.0 per year for the years 2007 through 2010 and an aggregate of approximately $3.0 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $16.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

Other Environmental Matters.  During April 2004, the Company was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to the Company’s Trentwood facility in Spokane, Washington. The Company undertook its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. The Company believes it is in compliance

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with all applicable environmental law and requirements at the facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impact this matter may have on the Company’s financial statements.

Contingencies Regarding Settlement with the PBGC.  As more fully described in Note 11, in response to the January 2004 Debtors’ motion to terminate or substantially modify substantially all of the Debtors’ defined benefit pension plans, the Bankruptcy Court ruled that the Company had met the factual requirements for distress termination as to all of the plans at issue. The PBGC appealed the Bankruptcy Court’s ruling. However, as more fully discussed in Note 11, during the pendency of the PBGC’s appeal, the Company and the PBGC reached a settlement under which the PBGC agreed to assume the Terminated Plans. The Bankruptcy Court approved this settlement in January 2005. The Company believed that, subject to the Plan and the Liquidating Plans complying with the terms of the PBGC settlement, all issues in respect of such matters were resolved. However, despite the settlement with the PBGC, the intermediate appellate court proceeded to consider the PBGC’s earlier appeal and issued a ruling dated March 31, 2005 affirming the Bankruptcy Court’s rulings regarding distress termination of all such plans. In July 2005, the Company and the PBGC reached an agreement, which was approved by the Bankruptcy Court in September 2005, under which the PBGC agreement previously approved by the Bankruptcy Court was amended to permit the PBGC to further appeal the intermediate appellate court ruling. Under the terms of the amended PBGC agreement, if the PBGC were to prevail in the further appeal, all aspects of the previously approved PBGC agreement would remain the same. On the other hand, under the amended agreement, if the intermediate appellate court ruling was upheld on further appeal, the PBGC would be required to: (a) approve the distress termination of the remaining defined benefit pension plans; and (b) reduce the amount of the administrative claim to $11.0 (from $14.0). Under the amended agreement, both the Company and the PBGC agreed to take up no further appeals. Pending a final resolution of this matter, the Company’s settlement with the PBGC remained in full force and effect. Upon consummation of the Liquidating Plans, the $11.0 minimum was paid to the PBGC. The remaining $3.0 that would be payable if the PBGC were to be paid the maximum amount of the administrative claim was accrued at December 31, 2005 in Accrued salaries, wages, and related expenses.

In July 2006, the United States Third Circuit Court of Appeals affirmed the intermediate appellate court’s ruling upholding the Bankruptcy Court’s finding that the factual requirements for distress termination of all defined benefit plans had been met. Accordingly, the Company expects the remaining plans will be terminated and replaced by defined contribution plans similar to the Hourly DB Plans described in Note 11. Adjustments to the value of the recorded liabilities in respect of the pension plans for (a) the reduction of the administrative claim by $3.0 and (b) adjustments to the estimated fair value of the PBGC’s claim in respect of the remaining defined benefit plans to be terminated (estimated to be an incremental liability of approximately $6.5) will be reflected in the July 2006 activity in connection with fresh start accounting.

The indenture trustee for the Sub Notes appealed the Bankruptcy Court’s order approving the settlement with the PBGC. In March 2006, the first level appellate court affirmed the Bankruptcy Court’s approval of the settlement with the PBGC.

Other Contingencies.  The Company and its subsidiaries are involved in various other claims, lawsuits, and other proceedings relating to a wide variety of matters related to past or present operations. While uncertainties are inherent in the final outcome of such matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor; Liabilities Subject to Compromise:

Impact of Reorganization Proceedings.  During the Chapter 11 proceedings, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors was stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date were resolved pursuant to the Plan.

Environmental Contingencies.  The Company and KACC were subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws, and to claim and litigation based upon such laws and regulations. KACC was also subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 (“CERCLA”), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

Based on the Company’s evaluation of these and other environmental matters, the Company established an environmental accrual, primarily related to potential solid waste disposal and soil and ground water remediation matters, at June 30, 2006 of approximately $29.4. The accrual, which was included in Liabilities subject to compromise (Note 2), related primarily to non-owned locations and was resolved as part of the Plan.

Asbestos and Certain Other Personal Injury Claims.  KACC was one of many defendants in a number of lawsuits, some of which involved claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos or exposure to products containing asbestos produced or sold by KACC or as a result of employment or association with KACC. The lawsuits generally related to products KACC had not sold for more than 20 years. As of the initial Filing Date, approximately 112,000 asbestos-related claims were pending. The Company also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively).

Due to the reorganization proceedings, holders of asbestos, silica and coal tar pitch volatile claims were stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the Debtors. As a result, the Company did not make any asbestos payments (or other payments) during the pendency of the reorganization proceedings. However, the Company continued to pursue insurance collections in respect of asbestos-related amounts paid prior to its Filing Date and, as described below, to negotiate insurance settlements and prosecute certain actions to clarify policy interpretations in respect of such coverage.

The following tables present historical information regarding KACC’s asbestos, silica and coal tar pitch volatiles-related balances and cash flows:

	June 30,	December 31,
	2006	2005

Liability	$1,115.0	$1,115.0
Receivable(1)	963.3	965.5

	$151.7	$149.5

(1)	The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. Amounts are stated in nominal dollars and not discounted to present value as the Company could not reasonably project the actual timing of payments or insurance recoveries particularly in light of the Plan. The Company believes that, as of June 30, 2006, it had received all insurance recoveries that it is likely to collect in respect of asbestos-related costs paid. See Note 2.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While a formal estimation process was never completed, the Company believed it had obtained sufficient information to project a range of likely asbestos and other tort-related costs. The Company estimated that its total liability for asbestos, silica and coal tar pitch volatile personal injury claims was expected to be between approximately $1,100.0 and $2,400.0. However, as previously disclosed, the Company did not think that other constituents would necessarily agree with this cost range. In particular, the Company was aware that certain informal assertions made by representatives for the asbestos, silica and coal tar pitch volatiles claimants suggested that the actual liability might exceed, perhaps significantly, the top end of the Company’s expected range. While the Company could not reasonably predict what the ultimate amount of such claims might be determined to be, the Company believed that the minimum end of the range was both probable and reasonably estimatable. Accordingly, the Company reflected an accrued liability of $1,115.0 for the minimum end of the expected range. All of such amounts (which were included in Liabilities subject to compromise ) were resolved as a part of the Plan (See Notes 1 and 2).

As previously disclosed, KACC believed it had insurance coverage available that would recover a substantial portion of its asbestos-related costs. However, the timing and amount of future insurance recoveries were dependent on the resolution of disputes regarding coverage under certain of the applicable insurance policies through the process of negotiations or further litigation. The Company previously stated that it believed that substantial recoveries from the insurance carriers were probable and had estimated the amount of remaining solvent insurance coverage (before considering the contingent settlement agreements discussed below) to be in the range of $1,400.0 — $1,500.0. Further, the Company previously disclosed that, assuming that actual asbestos, silica and coal tar pitch volatile costs were to be the $1,115.0 amount accrued (as discussed above) the Company believed that it would be able to recover from insurers amounts totaling approximately $965.0, which amount was reflected as “Personal injury-related insurance recoveries receivable” (reduced to $963.3 at June 30, 2006 due to certain subsequent recoveries).

Throughout the reorganization process, the Company continued its efforts with insurers to make clear the amount of insurance coverage expected to be available in respect of asbestos, silica and coal tar pitch personal injury claims. Part of such efforts focused on certain litigation in San Francisco Superior Court. The Company’s efforts in this regard were also intended to provide certainty as to the amounts available to the PI Trusts and to resolve certain appeals by insurers to the confirmation order in respect of the Plan.

Since the latter half of 2005, the Company has entered into certain conditional settlement agreements with insurers under which the insurers agreed (in aggregate) to pay approximately $1,246.0 in respect of substantially all coverage under certain policies having a combined face value of approximately $1,460.0. Many of the agreements provide for multi-year payouts and for some of the settlement amounts to be accessed, claims would have to be made against the PI Trusts that would aggregate well in excess of the approximate $1,115.0 liability amount reflected by the Company at June 30, 2006. The settlements in respect of $42.2 of settlements ($67.0 of face value) have been approved by the Bankruptcy Court. The balance of the conditional settlement agreements are pending Bankruptcy Court approval, which is expected in August 2006. Substantially all of these agreements are similar, have several conditions, and are only payable to the PI Trusts upon issuance of a final order of confirmation (more fully discussed in Note 2). One set of insurers paid approximately $137.0 into a separate escrow account in November 2005. As of June 30, 2006, the insurers had paid $250.0 into the escrow accounts, a substantial portion of which related to the conditional settlements. There are no remaining policies that are expected to yield any material amounts for the benefit of the Company or the PI Trusts.

The Company has not provided any accounting recognition for the conditional agreements in the accompanying financial statements given: (1) the conditional nature of the settlements; (2) the fact that, if the Plan did not become effective as of June 30, 2006, the Company’s interests with respect to the insurance policies covered by the agreements were not impaired in any way; and (3) the Company believed that collection of the approximate $963.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of Personal injury-related insurance recovery receivable was probable even if the conditional agreements were ultimately approved. The Company has also not given any accounting recognition to the amounts paid into escrow as KACC had no interest in such amounts, but which amounts will be available for the ultimate settlement of KACC’s asbestos-related claims. Because the escrow accounts were under the control of the escrow agents, the escrow accounts were not included in the accompanying consolidated balance sheet at June 30, 2006. In addition, since neither the Company nor KACC received any economic benefit or suffered any economic detriment and were not relieved of any asbestos-related obligation as a result of the receipt of the escrow funds, neither the asbestos-related receivable nor the asbestos-related liability was adjusted as a result of these transactions.

Hearing Loss Claims.  During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement the claimants were allowed claims totaling up to $15.8 (included in Liabilities subject to compromise, Other accrued liabilities — see Note 2). At emergence, these claims were transferred to the PI Trusts along with certain rights against certain insurance policies of the Company and such insurance policies are the sole source of recourse to the claimants. While the Company believes that the insurance policies are of value, no amounts were reflected in the Company’s financial statements in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

During the Chapter 11 proceedings, the Company received approximately 3,200 additional proofs of claim alleging pre-petition injury due to noise induced hearing loss. It is not known at this time how many, if any, of such claims have merit or at what level such claims might qualify within the parameters established by the above-referenced settlement in principle for the 400 claims. However, under the Plan all such claims were transferred, along with certain rights against certain insurance policies, to the PI Trusts and resolved in that manner rather than being settled prior to the Company’s emergence from the Chapter 11 proceedings.

Labor Matters.  In January 2004, as part of its settlement with the USW with respect to pension and retiree medical benefits, KACC and the USW agreed to settle a case pending before the National Labor Relations Board in respect of certain unfair labor practice claims made by the USW in connection with a 1998 USW strike and subsequent lock-out by KACC. Under the terms of the agreement, solely for the purposes of determining distributions in connection with the reorganization, an unsecured pre-petition claim in the amount of $175.0 was allowed. Also, as part of the agreement, the Company agreed to adopt a position of neutrality regarding the unionization of any employees of the Company. The settlement was approved by the Bankruptcy Court in February 2005. The Company recorded a $175.0 non-cash charge in the fourth quarter of 2004 associated with the ULP settlement. The Company’s obligations in respect of the ULP claim were resolved on the Effective Date.

Pacific Northwest Power Matters.  As a part of the reorganization process, the Company rejected a contract with the BPA that provided power to fully operate the Trentwood facility, as well as approximately 40% of the combined capacity of KACC’s former Mead and Tacoma aluminum smelting operations, which had been curtailed since the last half of 2000. The BPA filed a proof of claim for approximately $75.0 in connection with the contract rejection. The Company had previously disclosed that the amount of the BPA claim would ultimately be determined either through a negotiated settlement or litigation. In June 2006, the Bankruptcy Court approved an agreement between the Company and the BPA which resolved the claim by granting the BPA an unsecured pre-petition claim totaling approximately $6.1 (i.e., $5.0 in addition to $1.1 of previously accrued pre-petition accounts payable). The Company has reflected a non-cash charge for the incremental $5.0 amount in the accompanying financial statements (in Discontinued operations — see Note 7). This claim was resolved as a part of the Plan and will have no impact on the Successor.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Derivative Financial Instruments and Related Hedging Programs (affecting both the predecessor and successor)

In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company has historically entered into derivative transactions from time to time to limit its exposure resulting from (1) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in the hedging activities (except the impact of those contracts discussed below which have been marked to market) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.

The Company’s share of primary aluminum production from Anglesey is approximately 150,000,000 pounds annually. Because the Company purchases alumina for Anglesey at prices linked to primary aluminum prices, only a portion of the Company’s net revenues associated with Anglesey are exposed to price risk. The Company estimates the net portion of its share of Anglesey production exposed to primary aluminum price risk to be approximately 100,000,000 pounds annually (before considering income tax effects).

As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the six months period ended June 30, 2005 and 2006 that contained fixed price terms were (in millions of pounds) 69.8 and 103.9, respectively.

During the last three years the volume of fabricated products shipments with underlying primary aluminum price risk were at least as much as the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At June 30, 2006, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last two quarters of 2006 and for the period 2007 — 2010 totaling approximately (in millions of pounds): 2006: 120.0, 2007: 110.0, 2008: 89.0, 2009: 71.0 and 2010: 68.0.

The following table summarizes the Company’s material derivative positions at June 30, 2006:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option sale contracts	1/11 through 12/11	48.9	$5.7
Fixed priced purchase contracts	7/06 through 12/07	58.7	(.7)
Fixed priced sales contracts	1/07 through 12/09	43.1	(2.8)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm)	Value

Pounds Sterling —
Option sales contracts	7/06 through 12/07	63.0	$.2
Fixed priced purchase contracts	7/06 through 12/07	63.0	5.9
Euro Dollars —
Fixed priced purchase contracts	7/06 through 1/08	5.7	.1

Notional
		Amount of	Carrying/
		Contracts	Market
Energy	Period	(mmbtu)	Value

Natural gas —
Fixed priced purchase contracts(a)	7/06 through 6/07	1,180,000	$(1.1)

(a)	When the hedges in place as of June 30, 2006 are combined with price limits in the Company’s physical supply agreement, the Company’s exposure to increases in natural gas prices has been substantially limited for approximately 19% of the natural gas purchases for July 2006 through September 2006, approximately 11% of the natural gas purchases for October 2006 through December 2006 and approximately 15% of the natural gas purchases for January 2007 through March 2007.

As more fully discussed in Notes 3 and 6, the Company currently reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date the underlying transactions to which the related hedges occur). Included in Net income (loss) for the quarter and six month periods ended June 30, 2006, were realized gains of $1.8 and $3.0 respectively, and unrealized gains of $1.9 and $6.1, respectively. Included in Net income for the quarter and six month periods ended June 30, 2005 were realized losses of $1.3 for both periods and unrealized losses of $1.5 and $2.5, respectively.

14.	Other Operating Charges

Other operating charges for the quarter and the six month period ended June 30, 2006 result from the settlement of a pre-petition claim. Other operating charges for the six month period ended June 30, 2005, included a charge totaling $5.6, for the 2004 portion of the Company’s defined contribution plans, which were implemented in March 2005 (see Note 11 — Fabricated products business unit: $5.2 and Corporate: $.4) and a charge totaling $.6 related to termination of the Houston, Texas administrative office lease in connection with the combination of the Corporate headquarters into the existing Fabricated products headquarters.

15.	Key Employee Retention Plan and other Reorganization Compensation

Successor: On the Effective Date:

•	Approximately 517,000 shares of restricted Common Stock were issued to executive officers and other key employees. Approximately 480,000 of the shares of restricted Common Stock are subject to a three year cliff vesting requirement that lapses on July 6, 2009. The remainder vest ratably over a three year period. Pursuant to SFAS No 123-R, the grants will result in the Company recognizing non-cash compensation expense during the three year period on a roughly ratable basis. Total compensation expense over the three year vesting period, subject to forfeitures, is expected to be in the range of $20.0-$23.0.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company’s board of directors terminated the Company’s supplemental employee retirement plan (the “SERP” more fully described below) and funded payments totaling approximately $2.3. The SERP has been replaced by a non-qualified defined contribution plan (the “Restoration Plan”) and will restore certain benefits for key employees who would suffer a loss of benefits under the Company’s defined contribution plan were it not for the limitations imposed by the Internal Revenue Code.

•	The Company paid $.5 in July 2006 to certain officers in respect of deferred retention payments. During August 2006, the Company expects to pay $4.8 in respect of the pre-emergence long term incentive plan. Another $4.7 of long term incentive payments is due in July 2007.

•	Certain employment agreements between the Company and members of management became effective. Additionally, other members of management continue to retain certain pre-emergence contractual arrangements. In particular, the terms of the severance and change in control agreements implemented as a part of the key employee retention plan (the “KERP”) survive after the Effective Date for a period of one year and two years, respectively, unless superseded by another agreement.

Predecessor:  Under the KERP, approved by the Bankruptcy Court in September 2002, financial incentives were provided to retain certain key employees during the Chapter 11 proceedings. The KERP included six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing SERP and a long-term incentive plan. Under the KERP:

•	Pursuant to the retention plan, retention payments were paid between September 2002 and March 31, 2004, except that 50% of the amounts payable to certain senior officers were withheld until the Company’s emergence from Chapter 11 proceedings or as otherwise agreed pursuant to the KERP (see Successor discussion above).

•	The severance and change in control plans generally provided for severance payments of between six months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved (see Successor discussion above).

•	The completion incentive plan lapsed without any amounts being due.

•	The SERP generally provided additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees were not subsequently terminated for cause or voluntarily terminated their employment prior to reaching their retirement age.

•	The long-term incentive plan generally provided for incentive awards to key employees based on an annual cost reduction target. Payment of such long-term incentive awards generally will be made: (a) 50% upon emergence and (b) 50% one year from the date the Debtors emerged from the Chapter 11 proceedings. At June 30, 2006, approximately $9.5 was accrued in respect of the KERP long-term incentive plan.

16.	Segment and Geographical Area Information

The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company, through its wholly owned subsidiary, KACC, operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company has sold substantially all of its commodities operations (including the Company’s interests in and related to QAL which were sold on April 1, 2005). The balances and results in respect of such operations are now considered discontinued

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations (see Note 7 and 8). The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.

The Company’s continuing operations are organized and managed by product type and include two operating segments of the aluminum industry and the corporate segment. The two aluminum industry segments are: Fabricated products and Primary aluminum. The Fabricated products business unit sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for automotive, aerospace and general engineering end-use applications. The Primary aluminum business unit produces commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of the Company’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges, net. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information regarding segments.

Given the significance of the Company’s exposure to primary aluminum prices and alumina prices (which typically are linked to primary aluminum prices on a lagged basis) in prior years, the commodity marketing activities were considered a separate business unit. In the accompanying financial statements, the Company has reclassified to discontinued operations all of the primary aluminum hedging results in respect of the commodity-related interests that have been sold (including the Company’s interests in and related to QAL that were sold in April 2005) and that are also treated as discontinued operations. As stated above, remaining primary aluminum hedging activities related to the Company’s interests in Anglesey and purchases of primary aluminum in respect to any firm price fabricated product sales are considered part of the “Primary aluminum business unit”.

Financial information by operating segment, excluding discontinued operations, for the quarter and six month periods ended June 30, 2006 and 2005, is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Sales:
Fabricated Products	$302.9	$227.4	$590.9	$471.8
Primary Aluminum	50.6	35.5	98.9	72.5

	$353.5	$262.9	$689.8	$544.3

Segment Operating Income (Loss):
Fabricated Products(1)	$16.2	$15.2	$61.2	$40.6
Primary Aluminum	3.7	5.4	12.4	8.2
Corporate and Other	(10.6)	(9.9)	(20.3)	(16.8)
Other Operating Charges — Note 14	(.9)	—	(.9)	(6.2)

	$8.4	$10.7	$52.4	$25.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
(Debtor-in-Possession)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005

Depreciation and amortization:
Fabricated Products	$5.0	$5.0	$9.7	$9.9
Corporate and Other	—	.2	.1	.2

	$5.0	$5.2	$9.8	$10.1

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income taxes paid:(2)
Fabricated Products —
United States	$.2	$—	$.2	$—
Canada	.6	.6	1.0	2.4

	$.8	$.6	$1.2	$2.4

(1)	Operating results for the quarter and six month periods ended June 30, 2006 include a LIFO inventory charge of $21.7.

(2)	Income taxes paid exclude foreign income tax paid by discontinued operations of $1.7 and $10.4 for the quarter and six month periods ended June 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with Part I, Item 1, of this Report.

This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Emergence from Reorganization Proceedings

As more fully discussed in Note 2 of Notes to Interim Consolidated Financial Statements, during the past four years, Kaiser Aluminum Corporation (“Kaiser”, “KAC” or the “Company”), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries (collectively referred to herein as the “Debtors”) operated under Chapter 11 of the United States Bankruptcy Code (the “Code”) under the supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). For purposes of this Report, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Chapter 11 proceedings.

As also outlined in Note 2 of Notes to Interim Consolidated Financial Statements, Kaiser, KACC and the subsidiaries which included all of the Company’s core fabricated products facilities and operations and a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns a smelter in the United Kingdom, emerged from Chapter 11 on July 6, 2006 (hereinafter referred to as the “Effective Date”) pursuant to Kaiser’s Second Amended Plan of Reorganization (the “Plan”). Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated in the June 30, 2006 balance sheet to approximately $4.4 billion) were addressed and resolved. Pursuant to the Plan, all of the equity interests of Kaiser’s pre-emergence stockholders were cancelled without consideration. The equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan. See Note 2 of Notes to Interim Consolidated Financial Statements for additional information on Kaiser’s reorganization process and the Plan.

A pro forma balance sheet showing the effects from the implementation of the Plan, adoption of fresh start accounting, and certain related activities is included in Note 1 of Notes to Interim Consolidated Financial Statements. It should be noted that all financial statement information as of June 30, 2006 and for all prior periods relates to Kaiser before emergence from Chapter 11. As a result, comparisons between current historical financial statement information and financial statement information upon emergence are difficult to make.

Note 1 of Notes to Interim Consolidated Financial Statements also outlines Kaiser’s simplified corporate structure following emergence.

Other Recent Events and Developments

New Financing Facilities.  On the Effective Date, the Company and certain subsidiaries of the Company entered into a new Senior Secured Revolving Credit Agreement with a group of lenders providing for a $200.0 million revolving credit facility (the “Revolving Credit Facility”). Concurrently with the execution of the Revolving Credit Facility, the Company also entered into a Term Loan and Guaranty Agreement with a group of lenders (the “Term Loan Facility”) that provides for a $50.0 million term loan. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275.0 million at the request of the Company. See Note 9 of Notes to Interim Consolidated Financial Statements for additional information.

Restated 2005 Quarterly Data.  During March 2006, the Company determined that its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated for two items: (1) payments related to two voluntary employee beneficiary associations (each, a “VEBA”) made during the first nine months of 2005 should have been recorded as a reduction of the pre-petition retiree medical obligations rather than as a current operating expense and (2) as more fully discussed in Note 3 of Notes to Interim Consolidated Financial Statements, the Company determined that its derivative financial instrument transactions did not qualify for hedge (deferral) treatment and should have been marked-to-market in operating results. The effect of the restatement related to the VEBA payments was to decrease operating expenses by $5.7 million and $12.4 million for the quarter and year to date periods ended June 30, 2005, respectively. The net effect of the restatement related to the derivative transactions was to increase operating expenses by $1.5 million and $3.5 million for the quarter and year to date periods ended June 30, 2005, respectively. There is no net impact on the Company’s cash flows as a result of either restatement. See Note 6 of Notes to Interim Consolidated Financial Statements for additional information regarding the restated 2005 quarterly data.

Environmental Matters.  The Company has previously disclosed that, during April 2004, the Company received a subpoena for documents and was notified by Federal authorities that they are investigating certain environmental compliance issues with respect to the Company’s Trentwood facility in Spokane, Washington. The Company undertook its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding the facility’s compliance with applicable environmental laws. The Company believes it is in compliance with all applicable environmental laws and requirements at the Trentwood facility and intends to defend any claim or charges, if any should result, vigorously. The Company cannot assess what, if any, impacts this matter may have on the Company’s financial statements. See Note 12 of Notes to Interim Consolidated Financial Statements for additional discussion of this and other environmental matters.

Results of Operations

The Company’s primary line of business is the production and sale of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns and operates an aluminum smelter in Holyhead, Wales. Historically, the Company, through its wholly owned subsidiary, KACC, operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company has sold substantially all of its commodities’ operations other than Anglesey. The balances and results of operations in respect of the commodities interests sold (including the Company’s interests in and related to Queensland Alumina Limited (“QAL”) sold in April 2005) are now considered discontinued operations (see Notes 7 and 8 of Notes to Interim Consolidated Financial Statements). The presentation in the table below restates the segment information for such reclassifications. The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.

The table below provides selected operational and financial information on a consolidated basis with respect to the Company for the quarter and six month periods ended June 30, 2006 and 2005 (unaudited — in millions of dollars, except shipments and prices). The following data should be read in conjunction with the Company’s interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Shipments (millions of lbs):
Fabricated Products	135.8	118.1	273.5	244.5
Primary Aluminum	38.0	38.5	77.1	76.9

	173.8	156.6	350.6	321.4

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.23	$1.93	$2.16	$1.93
Primary Aluminum(2)	$1.33	$.92	$1.28	$.94
Net Sales:
Fabricated Products	$302.9	$227.4	$590.9	$471.8
Primary Aluminum	50.6	35.5	98.9	72.5

Total Net Sales	$353.5	$262.9	$689.8	$544.3

Segment Operating Income (Loss)(3):
Fabricated Products(4)(5)	$16.2	$15.2	$61.2	$40.6
Primary Aluminum(5)	3.7	5.4	12.4	8.2
Corporate and Other	(10.6)	(9.9)	(20.3)	(16.8)
Other Operating Charges(6)	(.9)	—	(.9)	(6.2)

Total Operating Income	$8.4	$10.7	$52.4	$25.8

Discontinued Operations	$(3.0)	$368.3	$4.3	$378.9

Loss from Cumulative Effect on Years Prior to 2005 of Adopting Accounting for Conditional Asset Retirement Obligation(7)	$—	$—	$—	$(4.7)

Net Income (Loss)(3)	$(2.5)	$365.8	$35.9	$374.1

Capital Expenditures (excluding discontinued operations)	$17.5	$4.8	$28.1	$8.6

(1)	Average realized prices for the Company’s Fabricated products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business — Business Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	Average realized prices for the Company’s Primary aluminum business unit exclude hedging revenues.

(3)	As previously reported, the Company restated its operating results for the quarter and six month periods ended June 30, 2005. See Note 6 of Notes to Interim Consolidated Financial Statements for information regarding the restatement.

(4)	Operating results for the quarter and six month periods ended June 30, 2006 include a non-cash last-in, first-out (“LIFO”) inventory charge of $21.7 million.

(5)	Primary Aluminum includes non-cash mark-to-market gains (losses) totaling $2.4 million and $(1.5) million in the quarters ended June 30, 2006 and 2005, respectively, and $7.1 million and $(2.5) million in the six month periods ended June 30, 2006 and 2005, respectively. Fabricated Products includes non-cash mark-to-market losses totaling $.5 million and $1.0 million in the quarter and year to date periods ended June 30, 2006. For further discussion regarding mark-to-market matters see Note 13 of Notes to Interim Consolidated Financial Statements.

(6)	See Note 14 of Notes to Interim Consolidated Financial Statements for a discussion of the components of Other operating charges and the business segment to which the items relate.

(7)	See Note 5 of Notes to Interim Consolidated Financial Statements for a discussion of the change in accounting for conditional asset retirement obligations.

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

During the six months ended June 30, 2005, the average London Metal Exchange transaction price (“LME price”) per pound of primary aluminum was $.75 per pound. During the six months ended June 30, 2006, the average LME price per pound for primary aluminum was approximately $1.15. At July 31, 2006, the LME price was approximately $1.13 per pound.

Quarter and Six Months Ended June 30, 2006 Compared to Quarter and Six Months Ended June 30, 2005

Summary.  The Company reported a net loss of $2.5 million, $.03 of basic loss per common share, for the quarter ended June 30, 2006, compared to net income of $365.8 million, $4.59 of basic income per common share, for the quarter ended June 30, 2005. For the six months ended June 30, 2006, the Company reported net income of $35.9 million, $.45 of basic income per common share, compared to net income $374.1 million, $4.69 of basic income per common share, for the same period in 2005. Both the quarter and year-to-date periods in 2006 and 2005 include a number of non-run-rate items that are more fully explained in the section below. Basic and diluted income (loss) per common share is not meaningful because, pursuant to the Plan, the equity interests of the Company’s pre-emergence stockholders at June 30, 2006 were cancelled without consideration.

Net sales in the second quarter of 2006 totaled $353.5 million compared to $262.9 in the second quarter of 2005. Net sales for the six month period ended June 30, 2006 totaled $689.8 million compared to $544.3 for the six month period ended June 30, 2005. As more fully discussed below, the increase in revenues is primarily the result of the increase in the market price for primary aluminum and such increases do not necessarily directly translate to increased profitability because (a) a substantial portion of the business conducted by the Fabricated Products business unit passes primary aluminum prices on directly to customers and (b) as the Company’s hedging activities, while limiting the Company’s risk of losses, may limit the Company’s ability to participate in price increases.

Fabricated Aluminum Products.  Net sales of fabricated products increased by 33% during the second quarter of 2006 as compared to the same period in 2005 primarily due to a 15% increase in average realized prices and a 16% increase in shipments. For the six month period ended June 30, 2006, net sales of fabricated products increased by 25% as compared to the same period in 2005, primarily due to a 12% increase in average realized prices and a 12% increase in shipments. The increase in the average realized prices primarily reflects higher underlying primary aluminum prices. The increase in volume in 2006 was broadly based, impacting most all of the markets served by the Company but was led by continuing strength in demand for aerospace and high strength products.

Operating income for the second quarter of 2006 was better than the second quarter of 2005 by approximately $1.0 million. However, operating income for both periods include certain items management considers non-run-rate items. For the quarter ended June 30, 2006, these non-run-rate items had an approximately $15.0 million adverse affect. The major non-run rate items include:

•	Metal profits in the second quarter of 2006 of approximately $7.3 million (before considering LIFO), which is approximately $11.5 million better than the prior year period.

•	A second quarter 2006 non-cash LIFO inventory charge $21.7 million. There was not a LIFO charge in the quarter ended June 30, 2005.

Operating income for the quarter ended June 30, 2006 also included an approximate $14.0 million favorable impact (as compared to prior year) from higher shipments, stronger conversion prices and favorable scrap raw material costs. Higher energy prices had an approximate $1.0 million adverse impact on the quarter versus 2005. Major maintenance costs in the second quarter of 2006 were higher than 2005 and cost performance was worse than the prior year primarily due to adjustments to workers compensation and medical cost accruals.

Operating income for the six months ended June 30, 2006 was approximately $21.0 million better than prior year period and included the following major non-run-rate items (which had a combined approximate $3.0 million adverse impact on the year-to-date period versus 2005):

•	Metal profits (before considering LIFO implications) of approximately $16.6 million, which is approximately $19.2 million better than the prior year.

•	A non-cash LIFO inventory charge of $21.7 million. There were no LIFO charges in the 2005 period.

Operating income for the year-to-date period also included an approximate $23.0 million of favorable impact compared to the prior year from higher shipments, stronger conversion prices and favorable scrap raw material costs. Higher energy prices had an approximate $4.0 million adverse impact on the year-to-date period versus 2005, but was offset by favorable cost performance. Major maintenance costs during the first six months of 2006 were modestly favorable to comparable period in 2005, but this is considered to be a timing issue and such costs are expected to return to more normal levels over time.

Segment operating results for 2006 and 2005 include gains (losses) on intercompany hedging activities with the primary aluminum business unit totaling $13.3 million and $24.8 million for the quarter and six month periods ended June 30, 2006 and $(1.5) million and $2.5 million for the quarter and six month periods ended June 30, 2005. These amounts eliminate in consolidation. Segment operating results for the six month period ended June 30, 2005, exclude defined contribution savings plan charges of approximately $5.2 million (see Note 14 of Notes to Interim Consolidated Financial Statements).

Primary aluminum.  During the quarter and six month periods ended June 30, 2006, third party net sales of primary aluminum increased 43% and 36%, respectively, compared to the same periods in 2005. The increases were almost entirely attributable to the increases in average realized primary aluminum prices.

The following table recaps (in millions of dollars) the major components of segment operating results for the current and prior year periods as well as the primary factors leading to such differences. Many of such factors that are indicated and being related to product mix, market factors, pricing, etc. are items that are subject to significant fluctuation from period to period and are largely impacted by items outside management’s control. See Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

			Year-to-Date
	2Q06 vs. 2Q05		2006 vs. 2005
	Operating	Better	Operating	Better
Component	Income	(Worse)	Income	(Worse)	Factor

Sales of production from Anglesey	$13.0	$7.0	$27.0	$12.0	Market price for primary aluminum
Internal hedging with Fabricated Products	(13.0)	(15.0)	(25.0)	(22.0)	Eliminates in consolidation
Derivative settlements	1.0	2.0	2.0	3.0	Impacted by positions and market prices
Mark-to-market on derivative instruments	3.0	4.0	8.0	11.0	Impacted by positions and market prices

	$4.0	$(2.0)	$12.0	$4.0

The improvement in Anglesey-related results, as well as the offsetting adverse internal hedging results, in the 2006 periods over the 2005 periods was driven primarily by increases in primary aluminum market prices. The primary aluminum market-driven improvement in Anglesey-related operating results were offset by an approximate 15% contractual increase in Anglesey’s power costs beginning in 2006 (an adverse change of approximately $1.0 million per quarter). Also, beginning in the second quarter of 2006, the Anglesey-related results are adversely affected (versus 2005) by a 20% increase in contractual alumina costs related to new alumina purchase contract that runs through 2007. Power and alumina costs, in general, represent approximately two-thirds of Anglesey’s costs, and as such, future results will be adversely affected by these changes. Further, the nuclear plant that supplies Anglesey its power is currently slated for decommissioning in late 2010. For Anglesey to be able to operate past September 2009 when its current power contract expires, Anglesey will have to secure a new or alternative power contract at prices that make its operation viable. No assurances can be provided that Anglesey will be successful in this regard.

Corporate and Other.  Corporate operating expenses represent corporate general and administrative expenses that are not allocated to the Company’s business segments. The increase in expenses related to ongoing operations in the quarter and six months ended June 30, 2006 compared to the same periods in 2005 was due primarily to an increase in professional fees associated primarily with the Company’s initiatives to comply with the Sarbanes-Oxley Act of 2002 (“SOX”) by December 31, 2007, emergence-related activity and transition costs. Once the activity with the Company’s emergence (which will continue through much of the balance of 2006) and incremental SOX adoption-related activities are complete, the Company expects there will be a substantial decline in Corporate and other costs. However, these and other activities are expected to continue to have adverse short term cost consequences for the next several quarters. Further, future periods’ costs will be adversely affected by non-cash charges that will be reflected in Selling, administrative, research and development, and general expense in respect of the grant of shares of Common Stock to management in July 2006 (and any future grants) more fully discussed in Note 15 of Notes to Interim Consolidated Financial Statements.

Corporate operating results for 2005, discussed above, exclude defined contribution savings plan charges of approximately $.4 million (see Note 14 of Notes to Interim Consolidated Financial Statements).

Discontinued Operations.  Operating results from discontinued operations for the quarter ended June 30, 2006 include a $5.0 million charge resulting from an agreement between the Company and the Bonneville Power Administration (“BPA”) for a rejected electric power contract (see Note 12 of Notes to Interim consolidated Financial Statements) offset by, in part, a $1.1 million refund related to certain energy surcharges, which have been pending for a number of years. Operating results from discontinued operations for the quarter ended June 30, 2005 includes the gain ($365.6 million) on the sale of the Company’s interests in and related to QAL.

Operating results from discontinued operations for the six months ended June 30, 2005, consist of a $7.5 million payment from an insurer for certain residual claims the Company had in respect of the 2000 incident at its Gramercy, Louisiana alumina facility, which was sold in 2004, and the $1.1 million surcharge refund discussed above offset, in part, by the $5.0 million BPA charge discussed above. Operating results from discontinued operations for the six months ended June 30, 2005 include the $365.6 million QAL-interests gain and the favorable operating results of the Company’s interests in and related to QAL which were sold as of April 1, 2005.

Liquidity and Capital Resources

As a result of the filing of the Chapter 11 proceedings, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on their Filing Date were stayed while the Debtors continued business operations as debtors-in-possession, subject to the control and supervision of the Bankruptcy Court. See Note 1 and 2 of Notes to Interim Consolidated Financial Statements for additional discussion of the Chapter 11 proceedings.

Operating Activities.  During the first six months of 2006, Fabricated products operating activities provided approximately $13.0 million of cash. This amount compares with the first six months of 2005 when Fabricated products operating activities provided approximately $30.0 million of cash. Cash provided by Fabricated products in 2006 was primarily due to improved operating results offset in part by increased working capital. Cash provided by Fabricated products in 2005 was primarily due to improved operating results associated with improving demand for fabricated aluminum products. Working capital change in 2005 was modest. The foregoing analysis of Fabricated products cash flow excludes consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the “legacy” costs that the Company internally categorizes as a corporate cash outflow. See Corporate and other operating activities below.

Cash flows attributable to the Company’s interests in and related to Anglesey provided approximately $36.0 million and $13.0 million in the first six months of 2006 and 2005, respectively. The increase in cash flows between 2006 and 2005 is primarily attributable to timing of payments and receipts.

Corporate and other operating activities (including all of the Company’s “legacy” costs) used approximately $44.0 million and $52.0 million of cash in the first six months of 2006 and 2005, respectively. Cash outflows for Corporate and other operating activities in 2006 and 2005 included: (a) approximately $12.0 million and $12.0 million, respectively, in respect of retiree medical obligations and VEBA funding for all former and current operating units; (b) payments for reorganization costs of approximately $16.0 million and $20.0 million, respectively; and (c) payments in respect of General and Administrative costs totaling approximately $18.0 million and $13.0 million, respectively.

In the first six months of 2006, Discontinued operation activities provided $9.0 million of cash compared to $20.0 million in the first six months of 2005. Cash provided by Discontinued operations in 2006 consisted of, as discussed above, the proceeds from an $8.0 million payment from an insurer and a $1.0 million refund from commodity interests energy vendors. Cash provided in 2005 consisted of favorable operating results of QAL offset, in part, by foreign tax payments of $10.0 million.

Investing Activities.  Total capital expenditures for Fabricated products were $27.1 million and $8.6 million for the six months ended June 30, 2006 and 2005, respectively. Total capital expenditures for Fabricated products are currently expected to be in the $70.0 million to $80.0 million range for 2006 and in the $55.0 million to $65.0 million range for 2007. The higher level of capital spending primarily reflects incremental investments, particularly at the Company’s Trentwood facility in Spokane, Washington. The Company initially announced a $75.0 million expansion project and, in August 2006 announced a follow-on investment of an additional $30.0 million. The investments are being made primarily for new equipment and furnaces that will enable the Company to supply heavy gauge heat treat stretched plate to the aerospace and general engineering markets and provide incremental capacity. Approximately $38.0 million of such cost was incurred through the second quarter of 2006 (since the inception of the project during 2005). Besides the Trentwood facility expansion, the Company’s remaining capital spending in 2006 and 2007 will be spread among all manufacturing locations with a significant portion being at the Spokane, Washington facility. A majority of the remaining capital spending is expected to reduce operating costs, improve product quality or increase capacity. However, no other individual project of significant size has been committed at this time.

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

New Financing Facilities.  On the Effective Date, the Company and certain subsidiaries of the Company entered into a $200.0 million Revolving Credit Facility with a group of lenders, of which up to a maximum of $60.0 million may be utilized for letters of credit. Under the Revolving Credit Facility, the Company is able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $200.0 million and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275.0 million at the request of the Company.

Concurrently with the execution of the Revolving Credit Facility, the Company also entered into a Term Loan Facility that provides for a $50.0 million term loan and is guaranteed by the Company and certain of its domestic operating subsidiaries. The Term Loan Facility was fully drawn on August 4, 2006. The Term Loan Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Term Loan Facility bear interest at a rate equal to either a premium over a base prime rate or LIBOR, at the Company’s option.

Amounts owed under each of the Revolving Credit Facility and the Term Loan Facility may be accelerated upon the occurrence of various events of default set forth in each such agreement, including, without limitation, the failure to make principal or interest payments when due, and breaches of covenants, representations and warranties set forth in each agreement.

The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic operating subsidiaries that are also borrowers thereunder. The Term Loan Facility is secured by a second lien on substantially all of the assets of the Company and the Company’s domestic operating subsidiaries that are the borrowers or guarantors thereof.

Both credit facilities place restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business.

The Company currently believes that the cash and cash equivalents, cash flows from operations and cash available under the Revolving Credit Facility will provide sufficient working capital to allow the Company to meet its obligations. During July 2006, the Company borrowed and repaid $8.6 million under the Revolving Credit Facility. At July 31, 2006, there were no borrowings outstanding under the Revolving Credit Facility and there were approximately $17.7 million of outstanding letters of credit.

Capital Structure.

Successor:  On the Effective Date, pursuant to the Plan, all equity interests in the Company outstanding immediately prior to the Effective Date were cancelled without consideration. On the Effective Date, pursuant to the Plan, the Company issued 20,000,000 new shares of its common stock to a third-party disbursing agent for distribution in accordance with the Plan. A total of 8,809,900 shares, or approximately 44.0%, were distributed to the VEBA trust that provides benefits for eligible retirees of KACC represented by certain unions and their surviving spouses and eligible dependents (the “Union VEBA”). It is anticipated that trusts established under the Plan to assume responsibility for certain tort claims, including asbestos personal injury claims (the “PI Trusts”) are expected to ultimately receive approximately 1,199,171, or approximately 6%, of the shares of common stock issued pursuant to the Plan. Based on information currently available to the Company, except as set forth above, no person or entity is expected to receive more than 5% of the shares of common stock pursuant to the Plan. As discussed in Note 10 of Notes to Interim Consolidated Financial Statements, there are restrictions on the transfer of common stock. In addition, under the Revolving Credit Facility and the Term Loan Facility, there are restrictions on the purchase of new common stock by the Company and limitations on dividends.

Predecessor:  Prior to the Effective Date, MAXXAM Inc. (“MAXXAM”) and one of its wholly owned subsidiaries collectively owned approximately 63% of the Company’s common stock, with the remaining approximately 37% of the Company’s common stock being publicly held. However, as discussed in Note 2 of Notes to Interim Consolidated Financial Statements, pursuant to the Plan, all equity interests in the Company outstanding immediately prior to the Effective Date were cancelled without consideration upon the Company’s emergence from Chapter 11 on the Effective Date. Prior to the Effective Date, in accordance with the Code and the Company’s Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement (the “DIP Facility”), which was terminated on the Effective Date, the Company was not permitted to purchase any of its common stock.

New Accounting Pronouncements

The section “New Accounting Pronouncements” from Note 3 of Notes to Interim Consolidated Financial Statements is incorporated herein by reference.

Critical Accounting Policies

Critical accounting policies are those that are both very important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies of the Company after emergence from Chapter 11 will, in some cases, be different from those before emergence (as many of the significant judgments affecting the financial statements related to matters/items directly a result of the Chapter 11 proceedings or related to liabilities that were resolved pursuant to the Plan. See the Notes to Interim Consolidated Financial Statements for discussion of possible differences.

While the Company believes that all aspects of its financial statements should be studied and understood in assessing its current (and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include:

1. The interim consolidated financial statements as of and for the quarter and six month periods ended June 30, 2006, have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and do not include the impacts of the Plan including adjustments relating to recorded asset amounts, the resolution of liabilities subject to compromise, or the cancellation of the interests of stockholders as of June 30, 2006. Adjustments related to the Plan will materially affect the consolidated financial statements included elsewhere in this Report as more fully shown in the pro forma balance sheet presented in Note 1 of Notes to Interim Consolidated Financial Statements.

In addition, during the course of the Chapter 11 proceedings, there were material impacts including:

•	Additional pre-Filing Date claims were identified through the proof of claim reconciliation process and arose in connection with actions taken by the Debtors in the Chapter 11 proceedings. For example, while the Debtors consider rejection of the Bonneville Power Administration (“BPA”) contract to be in the Company’s best long-term interests, the rejection resulted in an approximate $75.0 million claim by the BPA. In the second quarter of 2006, an agreement between the Company and the BPA was approved by the Bankruptcy Court under which the claim was settled for a pre-petition claim of $6.1 million.

•	As more fully discussed below, the amount of pre-Filing Date claims ultimately allowed by the Bankruptcy Court in respect of contingent claims and benefit obligations may be materially different from the amounts reflected in the Consolidated Financial Statements.

•	As more fully discussed below, changes in business plans precipitated by the Chapter 11 proceedings resulted in significant charges associated with the disposition of assets.

Additionally, upon emergence from Chapter 11, the Company will apply “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. As such, in July 2006, the Company will adjust its balance sheet to equal the fair market value of the entity at emergence. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) will be reset to zero. The Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date. Such items as current liabilities, accounts receivable, and cash reflected values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities were significantly adjusted from amounts previously reported. Because fresh start accounting is being adopted at emergence, and because of the significance of liabilities subject to compromise that were relieved upon emergence, meaningful comparisons between the current historical financial statements and the financial statements upon emergence will be difficult to make.

2. The Company’s judgments and estimates with respect to commitments and contingencies.

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under generally accepted accounting standards (“GAAP”), companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount (or a range) of possible loss is “estimatable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, the Company typically consults outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. The Company may, in fact, obtain an adverse ruling in a matter that it did not consider a “probable” loss and which, therefore, was not accrued for in its financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter. Further, in estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, the Company may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

Prior to the Company’s emergence from Chapter 11, the Company has had two potentially material contingent obligations that were subject to significant uncertainty and variability in their outcome: (a) the United Steelworkers (“USW”) unfair labor practice (“ULP”) claim, and (b) the net obligation in respect of personal injury-related matters. Both of these matters are discussed in Note 12 of Notes to Interim Consolidated Financial Statements and it is important that you read this note.

As more fully discussed in Note 12 of Notes to Interim Consolidated Financial Statements, we accrued an amount in the fourth quarter of 2004 for the USW ULP matter. We did not accrue any amount prior to the fourth quarter of 2004 because we did not consider the loss to be “probable.” Our assessment had been that the possible range of loss in this matter ranged from zero to $250.0 million based on the proof of claims filed (and other information provided) by the National Labor Relations Board (“NLRB”) and the USW in connection with the Company’s reorganization proceedings. While the Company continued to believe that the ULP charges were without merit, during January 2004, the Company agreed to allow a claim in favor of the USW in the amount of the $175.0 million as a compromise and in return for the USW agreeing to substantially reduce and/or eliminate certain benefit payments as more fully discussed in Note 12 of Notes to Interim Consolidated Financial Statements. However, this settlement was not recorded at that time because it was still subject to Bankruptcy Court approval. The settlement was ultimately approved by the Bankruptcy Court in February 2005 and, as a result of the contingency being removed with respect to this item (which arose prior to the December 31, 2004 balance sheet date), a non-cash charge of $175.0 million was reflected in the Company’s consolidated financial statements at December 31, 2004.

Also, as more fully discussed in Note 12 of Notes to Interim Consolidated Financial Statements, KACC was one of many defendants in personal injury claims by large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with KACC or by exposure to products containing asbestos last produced or sold by KACC more than 20 years ago. The Company has also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles. Due to the Chapter 11 proceedings, existing lawsuits in respect of all such personal injury claims were stayed and new lawsuits could not be commenced against us. Our June 30, 2006, balance sheet includes a liability for estimated asbestos-related costs of $1,115.0 million, which represents the Company’s estimate of the minimum end of a range of costs. The upper end of the Company’s estimate of costs was approximately $2,400.0 million and the Company is aware that certain constituents have asserted that they believed that actual costs could exceed the top end of the Company’s estimated range, by perhaps a material amount. As a part of any plan of reorganization an estimation of the Company’s liabilities in respect of such matters did not occur. However, given that the Plan was implemented in July 2006, all such obligations in respect of personal injury claims have been resolved and will not have a continuing affect on the Company after emergence.

Our June 30, 2006 balance sheet includes a long-term receivable of $963.3 million for estimated insurance recoveries in respect of personal injury claims. We believed that, prior to the implementation of the Plan, recovery of this amount by the Company was probable (if the Plan was not approved) and additional amounts may be recoverable in the future if additional liability is ultimately determined to exist. However, we could not provide assurance that all such amounts would be collected. However, as the Plan was implemented in July 2006, the rights to the proceeds from these policies has been transferred (along with the applicable liabilities) to certain personal injury trusts set up as a part of the Plan and the Company has no continuing interests in such policies.

See Note 12 of Notes to Interim Consolidated Financial Statements for a more complete discussion of these matters.

3. The Company’s judgments and estimates in respect of its employee benefit plans.

Pension and post-retirement medical obligations included in the consolidated balance sheet at June 30, 2006 and at prior dates were based on assumptions that were subject to variation from year-to-year. Such variations can cause the Company’s estimate of such obligations to vary significantly. Restructuring actions relating to the Company’s exit from most of its commodities businesses (such as the indefinite curtailment of the Mead smelter) also had a significant impact on such amounts.

For pension obligations, the most significant assumptions used in determining the estimated year-end obligation are the assumed discount rate and long-term rate of return (“LTRR”) on pension assets. Since recorded pension obligations represent the present value of expected pension payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligations to decline. The LTRR on pension assets reflects the Company’s assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plans). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy pension obligations to increase, yielding a reduced net pension obligation. A reduction in the LTRR reduced the amount of projected net assets available to satisfy pension obligations and, thus, caused the net pension obligation to increase.

For post-retirement obligations, the key assumptions used to estimate the year-end obligations were the discount rate and the assumptions regarding future medical costs increases. The discount rate affected the post-retirement obligations in a similar fashion to that described above for pension obligations. As the assumed rate of increase in medical costs went up, so did the net projected obligation. Conversely, if the rate of increase was assumed to be smaller, the projected obligation declined.

Since the Company’s largest pension plans and the post retirement medical plans were terminated in 2003 and 2004, the amount of variability in respect of such plans was substantially reduced, However, as more fully discussed in Note 11 of Notes to Interim Consolidated Financial Statements, there were five remaining defined benefit pension plans that were still ongoing pending the resolution of certain litigation with the PBGC and, if terminated, the Company estimated that additional settlement charges in the range of $6.0 million to $7.0 million could be recorded, despite the fact that any such terminations would not be expected to have any adverse cash consequences to the Company. Since (as more fully discussed in Note 11 of Notes to Interim Consolidated Financial Statements) the Company prevailed in the litigation against the PBGC, it is anticipated that these plans will be terminated.

Given that all of the Company’s significant benefit plans after the emergence date are defined contribution plans or have caps on the amounts to be paid, the Company’s future financial statements will not be subject to the volatility it was prior to emergence and the plans termination.

4. The Company’s judgments and estimates in respect to environmental commitments and contingencies.

The Company is subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of such laws and regulations, and to claims and litigation based upon such laws and regulations. The Company currently is subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 (“CERCLA”), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

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

See Note 12 of Notes to Interim Consolidated Financial Statements for additional information in respect of environmental contingencies.

5. Company’s judgments and estimates in respect of conditional asset retirement obligations.

Companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under current accounting guidelines, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO may/will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. As more fully discussed in Note 5 of Notes to Interim Consolidated Financial Statements, the Company has evaluated its exposures to CAROs and determined that it has CAROs at several of its facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older facilities if such facilities were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, the Company has recorded an estimated CARO liability of approximately $2.7 million at December 31, 2005 and such amount will increase substantially over time.

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

6. Recoverability of recorded asset values.

Under GAAP, assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as the Company reasonably expects that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as the Company’s own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

7. Income Tax Provisions in Interim Periods.

In accordance with GAAP, financial statements for interim periods are to include an income tax provision based on the effective tax rate expected to be incurred in the current year. Accordingly, estimates and judgments must be made by the Company (by taxable jurisdiction) as to the amount of taxable income that may be generated, the availability of deductions and credits expected and the availability of net operating loss carryforwards or other tax attributes to offset taxable income. Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, its overall operating efficiency and many other items. For purposes of preparing the June 30, 2006 unaudited financial statements, the Company has considered its actual operating results in the first six months of 2006 as well as its forecasts for the balance of the year. Based on this and other available information, the Company currently forecasts that it will not generate U.S. taxable income for the full year. However, among other things, should (i) actual results for the balance of 2006 vary from that in the six months of 2006 and the Company’s forecasts due to one or more of the factors cited above or in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, (ii) income be distributed differently than expected among tax jurisdictions, (iii) one or more material events or transactions occur which were not contemplated, (iv) other uncontemplated transactions occur, or (v) certain expected deductions, credits or carryforwards not be available, it is possible that the effective tax rate for 2006 could vary materially from the assessments used to prepare the June 30, 2006 interim consolidated financial statements included elsewhere herein. Additionally, post emergence, the Company’s tax provision will be affected by the impacts of Plan and by the application of fresh start reporting. See Note 10 of Notes to Interim Consolidated Financial Statements for additional discussion of these matters.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s significant contractual obligations at June 30, 2006 (dollars in millions):

		Payments Due in
		Less Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt, including capital lease of $.8(a)	$2.3	$1.1	$1.2	$—	$—
Operating leases	7.4	2.6	3.1	1.6	.1

Total cash contractual obligations	$9.7	$3.7	$4.3	$1.6	$.1

(a)	See Note 9 of Notes to Interim Consolidated Financial Statements for information in respect of long-term debt. Long-term debt obligations exclude debt subject to compromise of approximately $847.6 million, which amounts were dealt with in connection with the Plan. See Notes 2 and 9 of Notes to Interim Consolidated Financial Statements for additional information about debt subject to compromise.

The following paragraphs summarize the Company’s off-balance sheet arrangements.

As of June 30, 2006, outstanding letters of credit under the DIP Facility (which on the Effective Date were converted to outstanding letters of credit under the Revolving Credit Facility) were approximately $17.7 million, substantially all of which expire within approximately twelve months. The letters of credit relate primarily to insurance, environmental and other activities.

The Company has agreements to supply alumina to and to purchase aluminum from Anglesey, a 49.0%-owned entity that owns and operates an aluminum smelter in Holyhead, Wales. Both the alumina sales agreement and primary aluminum purchase agreement are tied to primary aluminum prices.

After the Effective Date, employee benefit plans that will continue include the following:

•	A commitment to provide one or more defined contribution plan(s) as a replacement for the five defined benefit pension plans for hourly bargaining unit employees at four of the Company’s production facilities and one inactive operation (the “Hourly DB Plans”) that will, as more fully discussed in Note 12 of Notes to Interim Consolidated Financial Statements, be terminated pursuant to a court ruling received in July 2006. It is anticipated that the replacement defined contribution plans for the production facilities will provide for an annual contribution of one dollar per hour worked by bargaining unit employee and, in certain instances, will include for certain matching of contributions.

•	A defined contribution savings plan for hourly bargaining unit employees (the “Hourly DC Plan”) at all of the Company’s other production facilities (not covered by the Hourly DB Plans). Pursuant to the terms of Hourly DC Plan, the Company will be required to make annual contributions to the Steelworkers Pension Trust on the basis of one dollar per USW employee hour worked at two facilities. The Company will also be required to make contributions to a defined contribution savings plan for active USW employees that will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on the employee’s age. Similar defined contribution savings plans have been established for non-USW hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 million to $6.0 million per year.

•	A defined contribution savings plan for salaried and non-bargaining unit hourly employees (the “Salaried DC Plan”) providing for a match of certain contributions made by employees plus a contribution of between 2% and 10% of their salary depending on their age and years of service.

•	An annual variable cash contribution to the VEBAs. The amount to be contributed to the VEBAs will be 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal element of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0 million. Such annual payments will not exceed $20.0 million and will also be limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0 million. Such amounts will be determined on an annual basis and payable no later than March 31 of the following year. However, the Company has the ability to offset amounts that would otherwise be due to the VEBAs with approximately $12.7 million of excess contributions made to the VEBAs prior to the Effective Date. There was a provision that allowed for the hourly VEBA to request certain advances of up to $8.5 million during the first two years after the Effective Date, but, pursuant to an agreement between the hourly VEBA and the Department of Labor, the hourly VEBAs have indicated that it does not intend to exercise such rights.

The following table shows (in millions of dollars) the estimated amount of variable VEBA payments that would occur at differing levels of earnings before depreciation, interest, income taxes (“EBITDA”) and cash payments in respect of, among other items, interest, income taxes and capital expenditures. The table below does not consider the liquidity limitation, the $12.7 million of advances available to the Company to offset VEBA obligations as they become due and certain other factors that could impact the amount of variable VEBA payments due and, therefore, should be considered only an estimate and subject to change.

	Cash Payments for
	Capital Expenditures, Income Taxes, Interest Expense, etc
EBITDA	$25.0	$50.0	$75.0	$100.0

$20.0	$—	$—	$—	$—
40.0	2.0	—	—	—
60.0	5.0	1.0	—	—
80.0	9.0	4.0	1.0	—
100.0	13.0	8.0	3.0	—
120.0	17.0	12.0	7.0	2.0
140.0	20.0	16.0	11.0	6.0
160.0	20.0	20.0	15.0	10.0
180.0	20.0	20.0	19.0	14.0
200.0	20.0	20.0	20.0	18.0

•	A short term incentive compensation plan for management payable in cash which is based primarily on earnings, adjusted for certain safety and performance factors. Most of the Company’s locations have similar programs for both hourly and salaried employees.

•	A stock based long term incentive plan for key managers. As more fully discussed in Note 15 of Notes to Interim Consolidated Financial Statements an initial, emergence-related award was made under this program. Additional awards are expected to be made in future years.

In connection with the sale of the Company’s interests in and related to the Gramercy, Louisiana facility and Kaiser Jamaica Bauxite Company, the Company indemnified the buyers against losses suffered by the buyers that result from any breaches of certain seller representations and warranties up to $5.0 million. A claim for the full amount of the indemnity has been made. Upon the closing of the transaction, such amount was recorded in long-term liabilities in the accompanying financial statements. The indemnity expires in October 2006.

During August 2005, the Company placed orders for certain equipment and/or services intended to augment the Company’s heat treat and aerospace capabilities at the Company’s Trentwood facility in Spokane, Washington in respect of which the Company expects to become obligated for costs likely to total in the range of $75.0 million, approximately $38.0 million of such cost were incurred through the second quarter of 2006. The balance will likely be incurred over the remainder of 2006 and 2007, with the majority of such costs being incurred in 2006. In August 2006, orders were placed for additional equipment to augment the facility’s heat treat and aerospace capabilities. The Company expects the additional cost obligations to be in the range of $30.0 million and will be incurred primarily over the remainder of 2006 and 2007.

At July 31, 2006, there was still approximately $15.0 million of accrued, but unpaid professional fees that will be paid upon approval from the Bankruptcy Court. Additionally, certain professionals had “success” fees due upon the Company’s emergence from Chapter 11. The Company currently estimates that $5.0 million of such amounts will be borne by the Company and that such amount will be recorded in connection with emergence and fresh start accounting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 3 and 13 of Notes to Interim Consolidated Financial Statements, the Company historically has utilized derivative transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate the Company’s exposure to changes in foreign currency exchange rates.

Sensitivity

Primary Aluminum.  The Company’s share of primary aluminum production from Anglesey is approximately 150 million pounds annually. Because the Company purchases alumina for Anglesey at prices linked to primary aluminum prices, only a portion of the Company’s net revenues associated with Anglesey are exposed to price risk. The Company estimates the net portion of its share of Anglesey production exposed to primary aluminum price risk to be approximately 100 million pounds annually (before considering income tax effects).

As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es) ) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the six month periods ended June 30, 2005 and 2006 for which the Company had price risk were (in millions of pounds) 69.8 and 103.9, respectively.

During the last three years the volume of fabricated products shipments with underlying primary aluminum price risk were at least as much as the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At June 30, 2006, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases during the last two quarters of 2006 and for the period 2007 — 2010 totaling approximately (in millions of pounds): 2006: 120.0, 2007: 110.0, 2008: 89.0, 2009: 71.0 and 2010: 68.0.

Foreign Currency.  The Company from time to time will enter into forward exchange contracts to hedge material cash commitments for foreign currencies. After considering the completed sales of the Company’s commodity interests, the Company’s primary foreign exchange exposure is the Anglesey-related commitment that the Company funds in Great Britain Pound Sterling (“GBP”). The Company estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the GBP results in an approximate $.5 million (decrease) increase in the Company’s annual pre-tax operating income.

Energy.  The Company is exposed to energy price risk from fluctuating prices for natural gas. The Company estimates that each $1.00 change in natural gas prices (per mcf) impacts the Company’s annual pre-tax operating results by approximately $4.0 million.

The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy-related financial investments. As of July 1, 2006, the Company had fixed price purchase contracts which cap the average price the Company would pay for natural gas so that, when combined with price limits in the physical gas supply agreement, the Company’s exposure to increases in natural gas prices has been substantially limited for approximately 19% of the natural gas purchases for July 2006 through September

2006, approximately 11% of the natural gas purchases from October 2006 through December 2006 and 15% of natural gas purchases from January 2007 through March 2007.

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

During the final reporting and closing process relating to the preparation of the December 31, 2005 financial statements, the Company concluded that our controls and procedures were not effective as of the end of the period covered by that report because a material weakness in internal control over financial reporting exists relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Specifically, we lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed effectively such that each of the complex documentation requirements for hedge accounting treatment set forth in SFAS No. 133 were evaluated appropriately. More specifically, the Company’s documentation did not comply with SFAS No. 133 in respect to the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transaction to which they relate. The Company believed that the derivatives it was using would qualify for the “short-cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction.

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

The Company is working to modify its documentation and to re-qualify open and post 2005 derivative transactions for treatment as hedges during the third quarter of 2006. Specifically, the Company will, as a part of the re-designation process, modify the documentation in respect of all its derivative transactions to require the “long form” method of testing and supporting correlation. The Company also intends to have outside experts review its revised documentation once completed and to use such experts to perform reviews of documentation in respect of any new forms of documentation on future transactions and to do periodic reviews to help reduce the risk that other instances of non-compliance with SFAS No. 133 will occur. However, as SFAS No. 133 is a complex document and different interpretations are possible, absolute assurances cannot be provided that such improved controls will prevent any/all instances of non-compliance.

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

Changes in Internal Controls Over Financial Reporting.  The Company did not have any change in its internal controls over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to affect, its internal controls over financial reporting. However, as more fully described below, the Company does not believe its internal control environment is as strong as it has been in the past.

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

As previously announced, in January 2006, the Company’s Vice President (“VP”) and Chief Financial Officer (“CFO”) resigned. His decision to resign was based on a personal relationship with another employee, which the Company determined to be inappropriate. The resignation was in no way related to the Company’s internal controls, financial statements, financial performance or financial condition. The Company formed the “Office of the CFO” and split the CFO’s duties between the Company’s Chief Executive Officer and two long tenured financial officers, the VP-Treasurer and VP-Controller. In February 2006, a person with a significant corporate accounting role resigned. This person’s duties were split between the VP-Controller and other key managers in the corporate accounting group. The Company also used certain former personnel to augment the corporate accounting team and is working on more permanent arrangements. In May 2006, the Company hired a new CFO.

The relocation and changes in personnel described above made the year-end and 2006 accounting and reporting processes more difficult due to the combined loss of the two individuals and reduced amounts of institutional knowledge in the new corporate accounting group. The Company believes that it has addressed all material matters necessary for this Report, but notes that the level of assurance it has over internal accounting and financial accounting control is not as strong as desired or as in past periods.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Part I, Item 3, “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2005 for information concerning material legal proceedings with respect to the Company.

Reorganization Proceedings

Notes 1, 2, 11 and 12 of Notes to Interim Consolidated Financial Statements are incorporated herein by reference. Pursuant to the Plan, all asbestos and other personal injury claims were resolved and will have no continuing effects on the Company after emergence.

Other Environmental Matters

During April 2004, the Company was served with a subpoena for documents and was notified by Federal authorities that they are investigating certain environmental compliance issues with respect to the Company’s Trentwood facility in the State of Washington. The Company undertook its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. The Company believes it is in compliance with all applicable environmental law and requirements at the facility and intends to defend any claims or charges, if any should result, vigorously. The Company cannot assess what, if any, impact this matter may have on the Company’s financial statements.

Item 1A.	Risk Factors.

Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference. There have been no material changes in the risk factors through June 30, 2006.

Item 5.	Exhibits

Exhibit
Number	Description

2.1	Second Amended Joint Plan of Reorganization of Kaiser Aluminum Corporation (the “Company”), Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated September 8, 2005, filed by the Company File No. 1-9447).
2.2	Modifications to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates Pursuant to Stipulation and Agreed Order Between Insurers, Debtors, Committee, and Futures Representatives (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.3	Modification to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.4	Third Modification to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as Modified (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.5	Order Confirming the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.6	Order Affirming the Confirmation Order of the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.6 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).

Exhibit
Number	Description

2.7	Special Procedures for Distributions on Account of NLRB Claim, as agreed by the National Labor Relations Board, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the “USW”) and the Company pursuant to Section 7.8e of the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.7 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 Registration Statement on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
4.1	Second Amendment to Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement, dated April 26, 2006 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K, dated April 26, 2006, filed by the Company, File No. 1-9447).
4.2	Amendment No. 2 to Commitment Letter, dated April 26, 2006 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K, dated April 26, 2006, filed by the Company, File No. 1-9447).
4.3	Amendment No. 3 to Commitment Letter, dated April 26, 2006 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K, dated April 26, 2006, filed by the Company, File No. 1-9447).
4.4	Senior Secured Revolving Credit Agreement, dated as of July 6, 2006, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC (“KAFP”), Kaiser Aluminum International, Inc., certain financial institutions from time to time thereto, as lenders, J.P. Morgan Securities, Inc., The CIT Group/ Business Credit, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
4.5	Term Loan and Guaranty Agreement, dated as of July 6, 2006, among KAFP, the Company and certain indirect subsidiaries of the Company listed as “Guarantors” thereto, certain financial institutions from time to time party thereto, as lenders, J.P.Morgan Securities, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.1	Description of Compensation of Directors (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.2	2006 Short Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.3	Employment Agreement, dated as of July 6, 2006, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.4	Employment Agreement, dated as of July 6, 2006, between the Company and Joseph P. Bellino (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.5	Employment Agreement, dated as of July 6, 2006, between the Company and Daniel D. Maddox (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.6	Form of Director Indemnification Agreement Employment Agreement (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.7	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.9	Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).

Exhibit
Number		Description

10.10		Form of Executive Officer Restricted Stock Award (incorporated by reference to Exhibit 10.12 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.11		Form of Non-Employee Director Restricted Stock Award (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.12		Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.13		Stock Transfer Restriction Agreement, dated as of July 6, 2006, between the Company and National City Bank, in its capacity as the trustee for the trust that provides benefits for certain eligible retirees of Kaiser Aluminum & Chemical Corporation represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the “USW”), the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 1186, the International Association of Machinists and Aerospace Workers, the International Chemical Workers Union Council of the United Food and Commercial Workers, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO, CLC and their surviving spouses and eligible dependents (the “Union VEBA Trust”) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.14		Registration Rights Agreement, dated as of July 6, 2006, between the Company and the Union VEBA Trust and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.15		Director Designation Agreement, dated as of July 6, 2006, between the Company and the USW (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.16		Amended and Restated Non-Exclusive Consulting Agreement between Kaiser Aluminum & Chemical Corporation and Edward F. Houff, dated January 23, 2006 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated as of February 1, 2006, filed by the Company, File No. 1-9447).
10.17		Amendment to Amended and Restated Non-Exclusive Consulting Agreement, dated as of June 30, 2006, between Kaiser Aluminum & Chemical Corporation and Edward F. Houff (incorporated by reference to Exhibit 10.15 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
14.1		Kaiser Aluminum Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Joseph P. Bellino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Joseph P. Bellino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who have signed this report on behalf of the registrant as the principal financial officer and principal accounting officer of the registrant, respectively.

Kaiser Aluminum Corporation

/s/  Joseph P. Bellino
Joseph P. Bellino
Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/  Daniel D. Maddox
Daniel D. Maddox
Vice President and Controller
(Principal Accounting Officer)

Date: August 14, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Second Amended Joint Plan of Reorganization of Kaiser Aluminum Corporation (the “Company”), Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated September 8, 2005, filed by the Company File No. 1-9447).
2.2	Modifications to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates Pursuant to Stipulation and Agreed Order Between Insurers, Debtors, Committee, and Futures Representatives (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.3	Modification to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.4	Third Modification to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as Modified (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.5	Order Confirming the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.6	Order Affirming the Confirmation Order of the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.6 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
2.7	Special Procedures for Distributions on Account of NLRB Claim, as agreed by the National Labor Relations Board, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the “USW”) and the Company pursuant to Section 7.8e of the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.7 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 Registration Statement on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
4.1	Second Amendment to Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement, dated April 26, 2006 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K, dated April 26, 2006, filed by the Company, File No. 1-9447).
4.2	Amendment No. 2 to Commitment Letter, dated April 26, 2006 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K, dated April 26, 2006, filed by the Company, File No. 1-9447).
4.3	Amendment No. 3 to Commitment Letter, dated April 26, 2006 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K, dated April 26, 2006, filed by the Company, File No. 1-9447).
4.4	Senior Secured Revolving Credit Agreement, dated as of July 6, 2006, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC (“KAFP”), Kaiser Aluminum International, Inc., certain financial institutions from time to time party thereto, as lenders, JPMorgan Securities, Inc., The CIT Group/Business Credit, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
4.5	Term Loan and Guaranty Agreement, dated as of July 6, 2006, among KAFP, the Company and certain indirect subsidiaries of the Company listed as “Guarantors” thereto, certain financial institutions from time to time party thereto, as lenders, J.P.Morgan Securities, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).

Exhibit
Number	Description

10.1	Description of Compensation of Directors (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.2	2006 Short Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.3	Employment Agreement, dated as of July 6, 2006, between KAFP and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.4	Employment Agreement, dated as of July 6, 2006, between KAFP and Joseph P. Bellino (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.5	Employment Agreement, dated as of July 6, 2006, between KAFP and Daniel D. Maddox (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.6	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.7	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.9	Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.10	Form of Executive Officer Restricted Stock Award (incorporated by reference to Exhibit 10.12 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.11	Form of Non-Employee Director Restricted Stock Award (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.12	Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.13	Stock Transfer Restriction Agreement, dated as of July 6, 2006, between the Company and National City Bank, in its capacity as the trustee for the trust that provides benefits for certain eligible retirees of Kaiser Aluminum & Chemical Corporation represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the “USW”), the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 1186, the International Association of Machinists and Aerospace Workers, the International Chemical Workers Union Council of the United Food & Commercial Workers, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO, CLC and their surviving spouses and eligible dependents(the “Union VEBA Trust”) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-Am Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.14	Registration Rights Agreement, dated as of July 6, 2006, among the Company and the Union VEBA Trust and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.15	Director Designation Agreement, dated as of July 6, 2006, between the Company and the USW (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.16	Amended and Restated Non-Exclusive Consulting Agreement between Kaiser Aluminum & Chemical Corporation and Edward F. Houff, dated January 23, 2006 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated as of February 1, 2006, filed by the Company, File No. 1-9447).

Exhibit
Number		Description

10.17		Amendment to Amended and Restated Non-Exclusive Consulting Agreement, dated as of June 30, 2006, between Kaiser Aluminum & Chemical Corporation and Edward F. Houff (incorporated by reference to Exhibit 10.15 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
14.1		Kaiser Aluminum Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Joseph P. Bellino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Joseph P. Bellino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.