Form 10-Q
period 2006-09-30
KAISER ALUMINUM CORP
filed 2006-11-14
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number 0-52105

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

In accordance with the registrant’s plan of reorganization, all of the pre-emergence equity interests of the Company were cancelled without consideration upon the registrant’s emergence from the Chapter 11 on July 6, 2006. As of October 31, 2006, there were 20,525,660 newly issued shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions of dollars)

		Predecessor
	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$52.7	$49.5
Receivables:
Trade, less allowance for doubtful receivables of $2.0 and $2.9	109.3	94.6
Other	6.9	6.9
Inventories	181.3	115.3
Prepaid expenses and other current assets	27.7	21.0

Total current assets	377.9	287.3
Investments in and advances to unconsolidated affiliate	13.3	12.6
Property, plant, and equipment — net	148.4	223.4
Personal injury-related insurance recoveries receivable	—	965.5
Intangible assets including goodwill of $11.4 at December 31, 2005	9.6	11.4
Net assets in respect of VEBAs	32.9	—
Other assets	39.0	38.7

Total	$621.1	$1,538.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$61.7	$51.4
Accrued interest	.1	1.0
Accrued salaries, wages, and related expenses	33.6	42.0
Other accrued liabilities	50.9	55.2
Payable to affiliate	19.5	14.8
Long-term debt — current portion	—	1.1
Discontinued operations’ current liabilities	—	2.1

Total current liabilities	165.8	167.6
Long-term liabilities	59.4	42.0
Long-term debt	50.0	1.2
Discontinued operations’ liabilities (liabilities subject to compromise)	—	68.5

	275.2	279.3
Liabilities subject to compromise	—	4,400.1
Minority interests	—	.7
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01, authorized 45,000,000 shares; issued and outstanding shares 20,525,660 at September 30, 2006	.2	.8
Additional capital	482.5	538.0
Retained earnings (deficit)	14.3	(3,671.2)
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 6,291,945 shares at September 30, 2006	(151.1)	—
Accumulated other comprehensive income (loss)	—	(8.8)

Total stockholders’ equity	345.9	(3,141.2)

Total	$621.1	$1,538.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In millions of dollars except share and per share amounts)

	Three Months Ended
	September 30, 2006
	Period from		Predecessor
	July 1, 2006		Three Months
	through	Predecessor	Ended
	September 30,	July 1,	September 30,
	2006	2006	2005
			(Restated)
Net sales	$331.4	$—	$271.6

Costs and expenses:
Cost of products sold	291.8	—	233.5
Depreciation and amortization	2.8	—	4.9
Selling, administrative, research and development, and general	18.0	—	13.2
Other operating charges (credits), net	(2.9)	—	.3

Total costs and expenses	309.7	—	251.9

Operating income	21.7	—	19.7
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $23.7 for the three months ended September 30, 2005)	—	—	(1.0)
Reorganization items	—	3,108.1	(8.2)
Other — net	.9	—	(.5)

Income before income taxes and discontinued operations	22.6	3,108.1	10.0
Provision for income taxes	(8.3)	—	(1.4)

Income from continuing operations	14.3	3,108.1	8.6
Income from discontinued operations, net of income taxes	—	—	8.0

Net income	$14.3	$3,108.1	$16.6

Earnings per share — Basic:
Income from continuing operations	$.72	$39.02	$.11

Income from discontinued operations	$—	$—	$.10

Net income per share	$.72	$39.02	$.21

Earnings per share — Diluted (same as basic for Predecessor):
Income from continuing operations	$.72

Income from discontinued operations	$—

Net income per share	$.72

Weighted average number of common shares outstanding (000):
Basic	20,002	79,672	79,672

Diluted	20,029	79,672	79,672

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In millions of dollars except share and per share amounts)

	Nine Months Ended September 30, 2006
	Period from	Predecessor	Predecessor
	July 1, 2006	Period from	Nine Months
	through	January 1, 2006	Ended
	September 30,	to July 1,	September 30,
	2006	2006	2005
			(Restated)
Net sales	$331.4	$689.8	$815.9

Costs and expenses:
Cost of products sold	291.8	596.4	710.9
Depreciation and amortization	2.8	9.8	15.0
Selling, administrative, research and development, and general	18.0	30.3	38.0
Other operating charges (credits), net	(2.9)	.9	6.5

Total costs and expenses	309.7	637.4	770.4

Operating income	21.7	52.4	45.5
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $47.4 for the period from January 1, 2006 to July 1, 2006 and $71.2 for the nine months ended September 30, 2005)	—	(.8)	(4.2)
Reorganization items	—	3,093.1	(25.3)
Other — net	.9	1.2	(1.5)

Income before income taxes and discontinued operations	22.6	3,145.9	14.5
Provision for income taxes	(8.3)	(6.2)	(6.0)

Income from continuing operations	14.3	3,139.7	8.5

Discontinued operations:
Income from discontinued operations, net of income taxes	—	4.3	21.3
Gain from sale of commodity interests, net of income taxes of $8.5 in 2005	—	—	365.6

Income from discontinued operations	—	4.3	386.9

Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	(4.7)

Net income per share	$14.3	$3,144.0	$390.7

Earnings per share — Basic:
Income from continuing operations	$.72	$39.42	$.11

Income from discontinued operations	$—	$.05	$4.85

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—	$—	$(.06)

Net income per share	$.72	$39.47	$4.90

Earnings per share — Diluted (same as basic for Predecessor):
Income from continuing operations	$.72
Income from discontinued operations	$—
Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—
Net income	$.72
Weighted average number of common shares outstanding (000):
Basic	20,002	79,672	79,676

Diluted	20,029	79,672	79,676

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions of dollars)

For the Nine Months Ended September 30, 2006

				Common Stock
				Owned by	Accumulated
			Retained	Union VEBA	Other
	Common	Additional	Earnings	Subject to Transfer	Comprehensive
	Stock	Capital	(Deficit)	Restrictions	Income (Loss)	Total

BALANCE, December 31, 2005- Predecessor	$.8	$538.0	$(3,671.2)	$—	$(8.8)	$(3,141.2)
Net income (same as Comprehensive income) — Predecessor	—	—	35.9	—	—	35.9

BALANCE, June 30, 2006-Predecessor	.8	538.0	(3,635.3)	—	(8.8)	(3,105.3)
Cancellation of Predecessor common stock	(.8)	.8	—	—	—	—
Issuance of Successor common stock (20,000,000 shares) to creditors	.2	480.2	—	—	—	480.4
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 6,291,945 shares	—	—	—	(151.1)	—	(151.1)
Plan and fresh start adjustments	—	(538.8)	3,635.3	—	8.8	3,105.3

BALANCE, July 1, 2006	.2	480.2	—	(151.1)	—	329.3

Net income (same as Comprehensive income)	—	—	14.3	—	—	14.3
Issuance of 4,273 shares of common stock to directors in lieu of annual retainer fees	—	.2	—	—	—	.2
Amortization of unearned equity compensation	—	2.1	—	—	—	2.1

BALANCE, September 30, 2006	$.2	$482.5	$14.3	$(151.1)	$—	$345.9

For the Nine Months Ended September 30, 2005
(Restated)
(Predecessor)

				Common Stock
				Owned by	Accumulated
			Retained	Union VEBA	Other
	Common	Additional	Earnings	Subject to Transfer	Comprehensive
	Stock	Capital	(Deficit)	Restrictions	Income (Loss)	Total

BALANCE, December 31, 2004	$.8	$538.0	$(2,917.5)	$—	$(5.5)	$(2,384.2)
Net income	—	—	390.7	—	—	390.7
Unrealized net increase in value of derivative instruments arising during the period	—	—	—	—	(.2)	(.2)
Reclassification adjustment for net realized losses on derivative instruments included in net income	—	—	—	—	.2	.2

Comprehensive income (loss)						390.7

BALANCE, September 30, 2005	$.8	$538.0	$(2,526.8)	$—	$(5.5)	$(1,993.5)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions of dollars)

	Nine Months Ended
	September 30, 2006
	Period from	Predecessor	Predecessor
	July 1, 2006	Period from	Nine Months
	through	January 1, 2006	Ended
	September 30,	to July 1,	September 30,
	2006	2006	2005
Cash flows from operating activities:
Net income	$14.3	$3,144.0	$390.7
Less net income from discontinued operations	—	4.3	386.9

Net income from continuing operations	14.3	3,139.7	3.8
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization (including deferred financing costs of $.1, $.9 and $3.5, respectively)	2.9	10.7	18.5
Non-cash equity compensation	2.3	—	—
Gain on discharge of pre-petition obligations and fresh start adjustments	—	(3,113.1)	—
Payments pursuant to plan of reorganization	—	(25.3)	—
Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	4.7
Gain on sale of real estate	—	(1.6)	(.2)
Equity in (income) loss of unconsolidated affiliate, net of distributions	(2.1)	(10.1)	.7
Decrease (increase) in trade and other receivables	4.3	(18.3)	(2.1)
(Increase) decrease in inventories	(9.3)	(7.8)	4.5
Decrease (increase) in prepaid expenses and other current assets	6.0	(14.5)	7.1
Increase (decrease) in accounts payable and accrued interest	7.4	4.7	(10.2)
(Decrease) increase in other accrued liabilities	(8.7)	5.7	(11.8)
(Decrease) increase in payable to affiliate	(13.6)	18.2	(2.7)
Increase (decrease) in accrued and deferred income taxes	6.3	(.5)	.8
Net cash impact of changes in long-term assets and liabilities	(6.9)	(8.0)	(14.9)
Net cash provided by discontinued operations	—	8.5	13.4
Other	—	—	3.5

Net cash provided (used) by operating activities	2.9	(11.7)	15.1

Cash flows from investing activities:
Capital expenditures, net of accounts payable of $1.6 in both the period from July 1, 2006 to September 30, 2006 and the period from January 1, 2006 to July 1, 2006	(11.6)	(28.1)	(20.4)
Net proceeds from sale of real estate	—	1.0	.9
Net cash provided by discontinued operations; primarily proceeds from sale of QAL in 2005	—	—	401.4

Net cash (used) provided by investing activities	(11.6)	(27.1)	381.9

Cash flows from financing activities:
Borrowings under Term Loan Facility	50.0	—	—
Borrowings under Revolving Credit Facility, net	—	—	—
Financing costs	(.6)	(.2)	(3.6)
Repayment of debt	—	—	(1.6)
Decrease (increase) in restricted cash	—	1.5	(1.7)
Net cash used by discontinued operations; primarily increase in restricted cash	—	—	(402.2)

Net cash provided (used) by financing activities	49.4	1.3	(409.1)

Net increase (decrease) in cash and cash equivalents during the period	40.7	(37.5)	(12.1)
Cash and cash equivalents at beginning of period	12.0	49.5	55.4

Cash and cash equivalents at end of period	$52.7	$12.0	$43.3

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.6, $1.0 and $.2	$—	$—	$.7

Income taxes paid	$.4	$1.2	$19.5
Less income taxes paid by discontinued operations	—	—	(16.9)

	$.4	$1.2	$2.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except prices and per share amounts)
(Unaudited)

1.	Emergence from Reorganization Proceedings

Summary.  As more fully discussed in Note 13, during the past four years, Kaiser Aluminum Corporation (“Kaiser”, “KAC” or the “Company”), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries operated under Chapter 11 of the United States Bankruptcy Code (the “Code”) under the supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

As also outlined in Note 13, Kaiser, KACC and their debtor subsidiaries which included all of the Company’s core fabricated products facilities and a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns a smelter in the United Kingdom, emerged from Chapter 11 on July 6, 2006 (hereinafter referred to as the “Effective Date”) pursuant to Kaiser’s Second Amended Plan of Reorganization (the “Plan”). Four subsidiaries not related to the fabricated products operations were liquidated in December 2005. Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated to approximately $4.4 billion in the June 30, 2006 consolidated financial statements) were addressed and resolved. Pursuant to the Plan, the equity interests of all of Kaiser’s pre-emergence stockholders were cancelled without consideration. The equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan.

Impacts on the Opening Balance Sheet After Emergence.  As a result of the Company’s emergence from Chapter 11, the Company applied “fresh start” accounting to its opening July 2006 consolidated financial statements as required by American Institute of Certified Professional Accountants (“AICPA”) Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As such, the Company adjusted its stockholders’ equity to equal the reorganization value at the Effective Date. Items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) were reset to zero. The Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair value. Items such as current liabilities, accounts receivable, and cash reflected values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities were significantly adjusted from amounts previously reported. Because fresh start accounting was adopted at emergence and because of the significance of liabilities subject to compromise that were relieved upon emergence, comparisons between the historical financial statements and the financial statements from and after emergence are difficult to make.

The following balance sheet shows the impacts of the Plan and the adoption of fresh start accounting on the opening balance sheet of the new reporting entity.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Adjusted
		Plan		Fresh Start	Balance
	Historical	Adjustments(a)		Adjustments(b)	Sheet

ASSETS
Current assets:
Cash and cash equivalents	$37.3	$(25.3)		$—	$12.0
Receivables:
Trade, less allowance for doubtful receivables	114.1	—		.7	114.8
Other	5.7	—		—	5.7
Inventories	123.1	—		48.9	172.0
Prepaid expenses and other current assets	34.0	(.3)		—	33.7

Total current assets	314.2	(25.6)		49.6	338.2
Investments in and advances to unconsolidated affiliate	22.7	(.3)		(11.3)	11.1
Property, plant, and equipment — net	242.7	(4.1)		(98.9)	139.7
Personal injury-related insurance recoveries receivable	963.3	(963.3)		—	—
Intangible assets	11.4	(11.7)		12.6	12.3
Net assets in respect of VEBAs	—	33.2(c	)	—	33.2
Other assets	43.6	2.1		(.8)	44.9

Total	$1,597.9	$(969.7)		$(48.8)	$579.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$56.1	$(.5)		$(1.8)	$53.8
Accrued interest	1.1	(1.1)		—	—
Accrued salaries, wages, and related expenses	37.0	(4.1)		.7	33.6
Other accrued liabilities	61.0	(1.8)		—	59.2
Payable to affiliate	33.0	—		—	33.0
Long-term debt — current portion	1.1	(1.1)		—	—
Discontinued operations’ current liabilities	1.5	—		—	1.5

Total current liabilities	190.8	(8.6)		(1.1)	181.1
Long-term liabilities	49.0	17.5		2.5	69.0
Long-term debt	1.2	(1.2)		—	—
Discontinued operations’ liabilities (liabilities subject to compromise)	73.5	(73.5)		—	—

	314.5	(65.8)		1.4	250.1
Liabilities subject to compromise	4,388.0	(4,388.0)		—	—
Minority interests	.7	(.7)		—	—
Commitments and contingencies
Stockholders’ equity:
Common stock	.8	.2	(d)	(.8)	.2
Additional capital	538.0	480.2	(d)	(538.0)	480.2
Common stock owned by Union VEBA subject to transfer restrictions	—	(151.1	)(c)	—	(151.1)
Accumulated deficit	(3,635.3)	3,155.5	(e)	479.8 (f)	—
Accumulated other comprehensive income (loss)	(8.8)	—		8.8	—

Total stockholders’ equity (deficit)	(3,105.3)	3,484.8		(50.2)	329.3

Total	$1,597.9	$(969.7)		$(48.8)	$579.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Reflects impacts on the Effective Date of implementing the Plan, including the settlement of liabilities subject to compromise and related payments, distributions of cash and new shares of common stock and the cancellation of predecessor common stock (see Note 13). Includes the reclassification of approximately $21.0 from Liabilities subject to compromise to Long-term liabilities in respect of certain pension and benefit plans retained by the Company pending the outcome of the litigation with the Pension Benefit Guaranty Corporation (“PBGC”) as more fully discussed in Note 8.

(b)	Reflects the adjustments to reflect “fresh start” accounting. These include the write up of Inventories (see Note 2) and Property, plant and equipment to their appraised values and the elimination of Accumulated deficit and Additional paid in capital. The fresh start adjustments for intangible assets and stockholders’ equity are based on a third party appraisal report.

In accordance with generally accepted accounting principles (“GAAP”), the reorganization value is allocated to individual assets and liabilities by first allocating value to current assets, current liabilities, monetary and similar long term items for which specific market values are determinable. The remainder is allocated to long term assets such as property, plant and equipment, equity investments, identified intangibles and unidentified intangibles (e.g. goodwill). To the extent that there is insufficient value to allocate to long term assets after first allocating to the current, monetary and similar items, such shortfall is first used to reduce unidentified intangibles to zero and then to proportionately reduce the amount allocated to property, plant and equipment, equity investments and identified intangibles based on the initial (pre-reorganization value allocation) assessed fair value. In allocating the reorganization value, the Company determined that the value of the long term assets exceeded the amount of reorganization value available to be allocated to such items by approximately $187.2. Such excess value was allocated to Property, plant and equipment, Investment in unconsolidated affiliate and Identified intangibles in the following amounts based on initial fair value assessments determined by a third party appraisal:

	Appraised Value	Allocation of	Opening Balance
	Based on Third	Reorganization	Sheet Amount at
	Party Appraisal	Value Shortfall	July 1, 2006

Property, plant and equipment	$299.8	$(160.1)	$139.7
Investment in and advances to unconsolidated affiliate	24.0	(12.9)	11.1
Identified intangibles	26.5	(14.2)	12.3

(c)	As more fully discussed in Note 7, after discussions with the Securities and Exchange Commission, the Company concluded that, while the Company’s only obligations in respect of two voluntary employee beneficiary associations (the “VEBAs”) is an annual variable contribution obligation based primarily on earnings and capital spending, the Company should account for the VEBAs as defined benefit postretirement plans with a cap. Note 8 provides information regarding the opening balance sheet amounts in respect of the VEBAs and key assumptions used to derive such amounts.

(d)	Reflects the issuance of new common stock to pre-petition creditors.

(e)	Reflects gain extinguishment of obligations from implementation of the Plan.

(f)	Reflects fresh start loss of $47.4 and elimination of retained deficit.

The Company’s emergence from Chapter 11 and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. Although the Company emerged from Chapter 11 on July 6, 2006, the Company adopted fresh start accounting under the provisions of SOP 90-7 effective as of the beginning of business on July 1, 2006. As such, it was assumed that the emergence was completed instantaneously at the beginning of business on July 1, 2006 such that all operating activities during the three months ended September 30, 2006 are reported as

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applying to the new reporting entity. The Company believes that this is a reasonable presentation as there were no material non-Plan-related transactions between July 1, 2006 and July 6, 2006.

The Predecessor Statement of Consolidated Cash Flows for the period January 1, 2006 to July 1, 2006 includes plan-related payments of $25.3 made between July 1, 2006 and July 6, 2006.

The accompanying financial statements include the financial statements of Kaiser both before and after emergence. Financial information related to the newly emerged Kaiser is generally referred to throughout this Report as “Successor” information. Information of Kaiser before emergence is generally referred to as “Predecessor” information. The financial information of the Successor entity is not comparable to that of the Predecessor given the impacts of the Plan, implementation of fresh start reporting and other factors.

The Notes to Interim Consolidated Financial Statements are grouped into two categories: (1) those primarily affecting the Successor entity (Notes 2 through 11) and (2)those primarily affecting the Predecessor entity (Notes 12 through 19).

SUCCESSOR

2.	Summary of Significant Accounting Policies

This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

This is the first public report under the Securities Exchange Act of 1934 reflecting Successor financial information and, as discussed in Note 1, reflects the terms of the Plan and certain related actions and the application of fresh start reporting. In accordance with GAAP, while the Predecessor financial information will continue to be presented, Predecessor and Successor financial statement information for 2006 is reported separately and not combined.

As stated in Note 1, due to the implementation of the Plan, the application of fresh start accounting and due to changes in accounting policies and procedures, the financial statements of the Successor are not comparable to those of the Predecessor. Additionally, results for interim periods are not necessarily indicative of anticipated results for the entire year.

Principles of Consolidation and Basis of Presentation.  The consolidated financial statements include the statements of the Company and its majority owned subsidiaries.

In connection with the Plan, Kaiser also restructured and simplified its corporate structure. The result of the simplified corporate structure is summarized as follows:

•	the Company directly owns 100% of the issued and outstanding shares of capital stock of Kaiser Aluminum Investments Company, a newly formed Delaware corporation (“KAIC”), which is intended to function as an intermediate holding company.

•	KAIC owns 49% of the ownership interests of Anglesey Aluminium Limited (“Anglesey”) and 100% of the ownership interests of each of:

•	Kaiser Aluminum Fabricated Products, LLC, a newly formed Delaware limited liability company (“KAFP”), which holds the assets and liabilities associated with the Company’s fabricated products business unit (excluding those assets and liabilities associated with the London, Ontario facility);

•	Kaiser Aluminum Canada Limited, a newly formed Ontario corporation (“KACL”), which holds the assets and liabilities of the London, Ontario operations and certain former KACC Canadian subsidiaries that were largely inactive;

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Kaiser Aluminum & Chemical Corporation, LLC, a newly formed Delaware limited liability company (“KACC, LLC”), which, as a successor by merger, holds the remaining non-operating assets and liabilities of KACC not assumed by KAFP;

•	Kaiser Aluminium International, Inc., Trochus Insurance Co., Ltd., and Kaiser Bauxite Company

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.

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

Recognition of Sales.  Sales are recognized when title, ownership and risk of loss pass to the buyer and collectibility is reasonably assured. A provision for estimated sales returns from and allowances to customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.

Earnings per Share.  Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. The shares owned by a VEBA for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while being treated similar to treasury stock (i.e. as a reduction) in Stockholders’ equity, are included in the computation of basic shares outstanding as such shares were irrevocably issued and are subject to full dividend and voting rights.

Diluted earnings per share are computed by dividing earnings by the weighted average number of diluted common shares outstanding during the period. The weighted average number of diluted shares includes the dilutive effect of the non-vested stock granted during the period from the dates of grant (see Note 7).The impact of the non-vested shares on the number of dilutive common shares is calculated by reducing the total number of non-vested shares (521,387) by the theoretical number of shares that could be repurchased under the assumption that the hypothetical proceeds of such non-vested shares are the amount of unrecognized compensation expense together with any related income tax benefits (495,016). Based on the foregoing, a total 26,371 shares of common stock have been added to the diluted earnings per share computation.

Stock-Based Employee Compensation.  The Company accounts for stock-based employee compensation plans at fair value. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the award is recognized as an expense over the period that the employee provides service for the award. During the period from July 1, 2006 through September 30, 2006, $2.3 of compensation cost was recognized in connection with vested and non-vested stock issued to executive officers, other key employees and directors during the period (see Note 7). The Company has elected to amortize compensation expense for equity awards with grading vesting using the straight line method.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income (Expense).  Other income (expense), other than interest expense and reorganization items, included an adjustment of approximately $1.2 in the period from January 1, 2006 to July 1, 2006, to decrease the environmental liabilities for an amount that was no longer required because the related non-operating property had been sold. Other income (expense), other than interest expense and reorganization items, for the three and nine months ended September 30, 2005 included a loss of approximately $.7 from the sale of certain non-operating properties and an adjustment of approximately $.2 to increase the environmental liabilities.

Income Taxes.  In accordance with SOP 90-7, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) at emergence. In accordance with FIN 48, the Company uses a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measures any reserves in respect of such expected benefits based on their probability as prescribed by FIN 48. The Company does not consider this a change from the practice of the Predecessor. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Cash and Cash Equivalents.  The Company considers only those short-term, highly liquid investments with original maturities of 90 days or less when purchased to be cash equivalents.

Inventories.  Substantially all product inventories are stated at last-in, first-out (“LIFO”) cost, not in excess of market value. Replacement cost is not in excess of LIFO cost. Other inventories, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges.

Inventories consist of the following:

		Predecessor
	September 30,	December 31,
	2006	2005

Fabricated products —
Finished products	$57.4	$34.7
Work in process	59.2	43.1
Raw materials	52.1	26.3
Operating supplies and repairs and maintenance parts	12.4	11.1

	181.1	115.2
Commodities — Primary aluminum	.2	.1

	$181.3	$115.3

As stated above, the Company accounts for substantially all of its product inventories on a LIFO basis. All Predecessor LIFO layers were eliminated in fresh start accounting. The Company applies LIFO differently than the Predecessor did in that it views each quarter on a standalone basis for computing LIFO; whereas the Predecessor recorded LIFO amounts with a view to the entire fiscal year which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or the second half of the year. The Company recorded a non-cash LIFO benefit of approximately $3.3 at September 30, 2006 and a non-cash LIFO charge of approximately $21.7 at June 30, 2006. These amounts are primarily a result of changes in metal prices. There were no LIFO benefits or charges in the three or nine months ended September 30, 2005.

Pursuant to fresh start accounting, in the Company’s opening July 2006 balance sheet, all inventory amounts were stated at fair market value. Raw materials and Operating supplies and repairs and maintenance parts were recorded at published market prices including any location premiums. Finished products and Work in progress (“WIP”) were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

profit margin associated with the selling and conversion efforts. As reported in Note 1, this resulted in increased inventories by approximately $48.9.

Given the recent strength in demand for many types of fabricated aluminum products and primary aluminum, the Company has a larger volume of raw materials, WIP and finished goods than is its historical average, and the price for such goods, given the application of fresh start accounting, is higher than long term historical averages. As such, with the inevitable ebb and flow of business cycles, non-cash LIFO charges will result when inventory levels drop and/or margins compress. Such adjustments could be material to results in future periods.

Depreciation.  Depreciation is computed principally using the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives, which were determined based on a third party appraisal, are as follows:

Useful Life

Land improvements	3-7
Buildings	15-35
Machinery and equipment	2-22

As more fully discussed in Note 1, upon emergence from reorganization, the Company applied fresh start accounting to its consolidated financial statements as required by SOP 90-7. As a result, accumulated depreciation was reset to zero. The new lives assigned to the individual assets and the application of fresh start accounting (see Notes 1 and 4) will cause future depreciation to be different than historical depreciation of the Predecessor.

Deferred Financing Costs.  Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense.

Intangible Assets.  Pursuant to fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets, based on a third party appraisal. The appraisal indicated that certain intangible assets existed. The values assigned as part of the allocation of the reorganization value, the balance at September 30, 2006, and useful lives assigned to each type of identified intangible asset is set forth below:

	September 30, 2006	July 1, 2006	Useful Life

Customer relationships	$6.3	$8.1	15-18
Trade name	2.9	3.7	Indefinite
Patents	.4	.5	10

	$9.6	$12.3

Intangible assets were reduced proportionately during the quarter ended September 30, 2006 by approximately $2.7 in respect of the resolution of certain pre-emergence income tax attributes recognized during the three months ended September 30, 2006.

The Company reviews intangibles for impairment at least annually in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Foreign Currency.  The Company uses the United States dollar as the functional currency for its foreign operations.

Derivative Financial Instruments.  Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company’s exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company’s exposure to changes in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company’s derivative activities are initiated within guidelines established by management and approved by the Company’s board of directors. Hedging transactions are executed centrally on behalf of all of the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

The Company recognizes all derivative instruments as assets or liabilities in its balance sheet and measures those instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 9). Changes in the market value of the Company’s open hedging positions resulting from the mark-to-market process represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the settlement date occurs. These changes are recorded as an increase or reduction in stockholders’ equity through either other comprehensive income (“OCI”) or net income, depending on the facts and circumstances with respect to the transaction and its documentation. If the derivative transaction qualifies for hedge (deferral) treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the changes are recorded initially in OCI. Such changes reverse out of OCI (offset by any fluctuations in other “open” positions) and are recorded in net income (included in Net sales or Cost of products sold, as applicable) when the subsequent settlement transactions occur. If derivative transactions do not qualify for hedge accounting treatment, the changes in market value are recorded in net income. To qualify for hedge accounting treatment, the derivative transaction must meet criteria established by SFAS No. 133. Even if the derivative transaction meets the SFAS No. 133 criteria, the Company must also comply with a number of complex documentation requirements, which, if not met, result in the derivative transaction being precluded from being treated as a hedge (i.e., it must then be marked-to-market with period to period changes in market value being recorded in quarterly results) unless and until such documentation is modified and determined to be in accordance with SFAS No. 133. Additionally, if the level of physical transactions falls below the net exposure hedged, “hedge” accounting must be terminated for such “excess” hedges and the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in OCI.

As more fully discussed in Note 15, in connection with the Company’s preparation of its December 31, 2005 financial statements, the Company concluded that its derivative financial instruments did not meet certain specific documentation criteria in SFAS No. 133. Accordingly, the Company restated its prior results for the quarters ended March 31, June 30 and September 2005 and marked all of its derivatives to market in 2005. The change in accounting for derivative contracts was related to the form of the Company’s documentation. The Company determined that its hedging documentation did not meet the strict documentation standards established by SFAS No. 133. More specifically, the Company’s documentation did not comply with SFAS No. 133 in respect to the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transaction to which they relate. The Company had documented that the derivatives it was using would qualify for the “short cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction. As a result, under SFAS No. 133, the Company “de-designated” its open derivative transactions and reflected fluctuations in the market value of such derivative transactions in its results each period rather than deferring the effects until the forecasted transactions (to which the hedges relate) occur. The effect on the first three quarters of 2005 of marking the derivatives to market rather than deferring gains/losses was to increase Cost of products sold and decrease Operating income by $2.0, $1.5 and $1.0, respectively.

The rules provide that, once de-designation has occurred, the Company can modify its documentation and re-designate the derivative transactions as “hedges” and, if appropriately documented, re-qualify the transactions for prospectively deferring changes in market fluctuations after such corrections are made. The Company is working to modify its documentation and to re-qualify open and post 2005 hedging transactions for treatment as hedges. However, no assurances can be provided in this regard.

In general, when hedge (deferral) accounting is being applied, material fluctuations in OCI and Stockholders’ equity will occur in periods of price volatility, despite the fact that the Company’s cash flow and earnings will be

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“fixed” to the extent hedged. This result is contrary to the intent of the Company’s hedging program, which is to “lock-in” a price (or range of prices) for products sold/used so that earnings and cash flows are subject to a reduced risk of volatility.

Conditional Asset Retirement Obligations.  Effective December 31, 2005, the Company adopted FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”) retroactive to the beginning of 2005. Pursuant to SFAS No. 143 and FIN 47, companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under the guidelines clarified in FIN 47, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO may/will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. The Company evaluated FIN 47 and determined that it has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, the retroactive application of FIN 47 resulted in the Company recognizing retroactive to the beginning of 2005, the following in the fourth quarter of 2005: (i) a charge of approximately $2.0 reflecting the cumulative earnings impact of adopting FIN 47, (ii) an increase in Property, plant and equipment of $.5 and (iii) offsetting the amounts in (i) and (ii), an increase in Long term liabilities of approximately $2.5. In addition, pursuant to FIN 47 there was an immaterial amount of incremental depreciation expense recorded (in Depreciation and amortization) for the year ended December 31, 2005 as a result of the retroactive increase in Property, plant and equipment (discussed in (ii) above) and there was an incremental $.2 of non-cash charges (in Cost of products sold) to reflect the accretion of the liability recognized at January 1, 2005 (discussed in (iii) above) to the estimated fair value of the CARO of $2.7 at December 31, 2005.

Anglesey, a 49% owned unconsolidated aluminum investment, also recorded a CARO liability of approximately $15.0 in its financial statements at December 31, 2005. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with US GAAP treatment. The Company determined that application of US GAAP would have resulted in (a) a non-cash cumulative adjustment of $2.7 reducing the Company’s investment retroactive to the beginning of 2005 and (b) a decrease in the Company’s share of Anglesey’s earnings totaling approximately $.1 for 2005 (representing additional depreciation, accretion and foreign exchange charges).

See Notes 2 and 4 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the CAROs.

The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the first nine months of 2006. The following amounts have been reflected in the Company’s results for the three and nine months ended September 30, 2006 and 2005: (i) an immaterial incremental amount of depreciation expense and (ii) an immaterial amount of incremental accretion of the estimated liability for the three months and incremental accretion of the estimated liability of $.1 for the nine months ended September 30, 2006 (included in Cost of products sold).

New Accounting Pronouncements.  Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”) was issued in September 2006. SFAS No. 158 requires a company to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan(s) as an asset or liability in its statement of financial position and to recognize changes in that funded status in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income in the year in which the changes occur. Prior standards only required the overfunded or underfunded status of a plan to be disclosed in the notes to the financial statements. In addition, SFAS No. 158 requires that a company disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company must adopt SFAS No. 158 in its year-end 2006 financial statements. Given the application of fresh start reporting in the third quarter of 2006, the funded status of the Company’s defined benefit pension plans is fully reflected in the Company’s September 30, 2006 balance sheet and therefore the Company expects SFAS No. 158 to have no material impact on the Company’s balance sheet reporting for these plans. However, the Company has not yet completed its review of the possible impacts of SFAS No. 158 in respect of a VEBA that provides benefits for certain eligible retirees of the Company and their surviving spouses and eligible dependents (the “Salaried VEBA”) and the Union VEBA net assets or obligations and cannot, therefore, predict what, if any, impacts adoption of SFAS No. 158 will have on the balance sheet in regard to the VEBAs.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) was issued in September 2006 to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The standard is effective for fiscal periods beginning after November 15, 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year of adoption. The Company is still evaluating SFAS No. 157 but does not currently anticipate that the adoption of this standard will have a material impact on its financial statements.

Staff Accounting Bulletin No. 108, Guidance for Quantifying Financial Statement Misstatements (“SAB No. 108”) was issued by the Securities and Exchange Commission (“SEC”) staff in September 2006. SAB 108 establishes a specific approach for the quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 are effective for the Company’s December 31, 2006 annual financial statements. The Company does not anticipate that the adoption of this bulletin will have a material impact on its financial statements.

Significant accounting policies of the Predecessor are discussed in Note 12.

3.	Investment In and Advances To Unconsolidated Affiliate

See Note 3 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for summary financial information for Anglesey, which owns an aluminum smelter at Holyhead, Wales. The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold. The income tax effects of the Company’s equity in income are included in the Company’s income tax provision.

The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. For Anglesey to be able to operate past September 2009 when its current power contract expires, Anglesey will have to secure a new or alternative power contract at prices that make its operation viable. No assurances can be provided that Anglesey will be successful in this regard. In addition, given the potential for future shutdown and related costs, the Company expects that dividends from Anglesey may be suspended or curtailed either temporarily or permanently while Anglesey studies future cash requirements. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the nine months ended September 30, 2006 and the last five years, cash dividends received were as follows: 2006 — $11.7, 2005 — $9.0, 2004 — $4.5, 2003 — $4.3, 2002 — $6.0 and 2001 — $2.8.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and Anglesey have interrelated operations. The Company is responsible for selling Anglesey alumina in respect of its ownership percentage. Such alumina is purchased at prices that are tied to primary aluminum prices under a contract that expires in 2007. The Company is responsible for purchasing from Anglesey primary aluminum in respect to its ownership percentage at prices tied to primary aluminum prices.

Purchases from and sales to Anglesey were as follows:

	Period from	Predecessor	Predecessor	Predecessor
	July 1, 2006	Three Months	Period from	Nine Months
	through	Ended	January 1, 2006	Ended
	September 30,	September 30,	to July 1,	September 30,
	2006	2005	2006	2005

Purchases	$50.1	$30.3	$82.4	$94.8
Sales	8.6	6.9	24.9	27.7

There were no receivables due from Anglesey at either September 30, 2006 or December 31, 2005.

As a result of fresh start accounting, the Company decreased its investment in Anglesey at the Effective Date by $11.6 (see Note 1). The $11.6 difference between the Company’s share of Anglesey equity and the investment amount reflected in the Company’s balance sheet is being amortized (included in Cost of products sold) over the period from July 2006 to September 2009, the end of the current power contract. The noncash amortization was approximately $.9 for the three months ended September 30, 2006.

4.	Property, Plant, and Equipment

The major classes of property, plant, and equipment are as follows:

		Predecessor
	September 30,	December 31,
	2006	2005

Land and improvements	$12.8	$7.7
Buildings	15.7	62.4
Machinery and equipment	73.0	460.4
Construction in progress	49.7	25.0

	151.2	555.5
Accumulated depreciation	(2.8)	(332.1)

Property, plant, and equipment, net	$148.4	$223.4

Pursuant to fresh start accounting, as more fully discussed in Note 1, the Company adjusted its Property, plant and equipment to its fair value as adjusted for the allocation of the reorganization value and reset Accumulated depreciation to zero. The fair value of most of the Company’s Property, plant and equipment was based on an independent appraisal. The balance was based on management’s estimates. As reported in Note 1, this resulted in a net decrease in Property, plant and equipment of $103.0. The amount of depreciation to be recognized by the Company will be lower than the amount historically recognized by the Predecessor.

Approximately $39.5 of the Construction in progress at September 30, 2006, relates to the Company’s Spokane, Washington facility (see Commitments — Note 8).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Secured Debt and Credit Facilities

Long-term debt consisted of the following:

		Predecessor
	September 30,	December 31,
	2006	2005

Revolving Credit Facility	$—	$—
Term Loan Facility	50.0	—
Pre-Emergence Credit Agreement	—	—
Other borrowings (fixed rate)	—	2.3

Total	50.0	2.3
Less — Current portion	—	(1.1)

Long-term debt	$50.0	$1.2

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

Concurrent with the execution of the Revolving Credit Facility, the Company also entered into a Term Loan and Guaranty Agreement with a group of lenders (the “Term Loan Facility”). The Term Loan Facility provides for a $50.0 term loan and is guaranteed by the Company and certain of its domestic operating subsidiaries. The Term Loan Facility was fully drawn on August 4, 2006. The Term Loan Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Term Loan Facility bear interest at a rate equal to either a premium over a base prime rate or LIBOR, at the Company’s option.

Amounts owed under each of the Revolving Credit Facility and the Term Loan Facility may be accelerated upon the occurrence of various events of default set forth in each such agreement, including, without limitation, the failure to make principal or interest payments when due, and breaches of covenants, representations and warranties.

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

During July 2006, the Company borrowed and repaid $8.6 under the Revolving Credit Facility. At September 30, 2006, there were no borrowings outstanding under the Revolving Credit Facility, there were approximately $17.7 of outstanding letters of credit and there was $50.0 outstanding under the Term Loan Facility.

The debt and credit facilities of the Predecessor are discussed in Note 16.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Tax Matters

Tax Provisions.  Tax provisions for the three and nine months ended September 30, 2006 and 2005 consist of:

Three Months Ended September 30, 2006 and 2005 —

	Three Months Ended September 30, 2006
	Period from		Predecessor
	July 1, 2006		Three Months
	through	Predecessor	Ended
	September 30,	July 1,	September 30,
	2006	2006	2005
Domestic	$2.7	$—	$—
Foreign	5.6	—	1.4

	$8.3	$—	$1.4

Nine Months Ended September 30, 2006 and 2005 —

	Nine Months Ended
	September 30, 2006
	Period from	Predecessor	Predecessor
	July 1, 2006	Period from	Nine Months
	through	January 1, 2006	Ended
	September 30,	to July 1,	September 30,
	2006	2006	2005
Domestic	$2.7	$(.8)	$—
Foreign	5.6	7.0	6.0

	$8.3	$6.2	$6.0

Foreign taxes primarily represent Canadian income taxes and United Kingdom income taxes in respect of the Company’s ownership interest in Anglesey.

The provision (benefit) for income tax is based on an assumed effective rate for each applicable period.

Results of operations for discontinued operations are net of an income tax provision (benefit) of $(.7) and $12.0 for the three and nine months ended September 30, 2005, respectively.

For the three and nine months ended September 30, 2006 and 2005, as a result of the Chapter 11 proceedings, the Company did not recognize any U.S. income tax benefit for the losses incurred from its domestic operations (including temporary differences) or any U.S. income tax benefit for foreign income taxes. Instead, the increases in federal and state deferred tax assets as a result of additional net operating losses and foreign tax credits generated in 2006 and 2005 were fully offset by increases in valuation allowances.

Tax Attributes.  The Company is in the process of calculating the additional deductions, cancellation of indebtedness incomes and other impacts of the Plan and ongoing operations on an entity-by-entity basis to determine the tax attributes available. Based on preliminary estimates, the Company believes that it will have net operating loss carryforwards in the $500 — $800 range that will be available to reduce future cash payments for income taxes in the United States (other than alternative minimum tax — “AMT”) and that additional deductions for amounts capitalized into the tax basis of inventories (totaling an estimated $55-$100) will become available (likely over the next two or three years). Given the complexity of the entity-by-entity analysis, unique tax regulations regarding Chapter 11 proceedings and other uncertainties, these estimates remain subject to revision and such revisions could be significant.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While the Company will have substantial tax attributes available to offset the impact of future income taxes, for a year or more after the emergence, the Company did not meet the “more likely than not” criteria for recognition of such attributes at the Effective Date primarily because the Company does not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any future recognition of tax attributes will be first utilized to reduce intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. Therefore, despite the existence of such tax attributes, the Company expects to record a full statutory tax provision in future periods and, therefore, the benefit of any tax attributes realized will only affect future balance sheets and statements of cash flows. If the Company ultimately determines that it meets the “more likely than not” recognition criteria, the amount of net operating loss carryforwards would be recorded on the balance sheet and would reduce the amount of intangible assets recognized in fresh start accounting, until such assets are exhausted and any excess remaining would be recorded as an adjustment to stockholders’ equity.

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

As more fully discussed in Note 17, it is possible that the Company may recoup from the trustee for the liquidating trust for Kaiser Aluminum Australia Corporation (“KAAC”) and Kaiser Finance Corporation (“KFC”) joint plan of liquidation (the “KAAC/KFC Plan”) all or some portion of approximately $6.9 of U.S. AMT payments made during 2005. Such recovery is not reflected in the Company’s financial statements as of September 30, 2006.

In connection with fresh start accounting, the Company recognized deferred tax liabilities of approximately $4.6. Such liabilities primarily relate to an excess of financial statement basis over the U.S. tax basis that is not expected to turn-around in the 20-year U.S. net operating loss (“NOL”) carry-forward period.

Other.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Certain past years are still subject to examination by taxing authorities. The last year examined by major jurisdiction is as follows: U.S. Federal- 1996; Canada- 1997; State and local- generally 1996. However, use of NOLs in future periods could trigger review of attributes and other tax matters in years that are not otherwise subject to examination.

In accordance with the requirements of SOP 90-7, the Company adopted the provisions of FIN 48 on July 1, 2006. The Company was not required to recognize any liability for unrecognized tax benefits as a result of the implementation of FIN 48. From July 1, 2006 to September 30, 2006, the Company did not recognize any additional liabilities for unrecognized tax benefits.

The Company recognizes interest accrued for unrecognized tax benefits in interest expense and penalties in the income tax provision. During the three months ended September 30, 2006, the Company recognized approximately $.5 in interest and penalties. The Company had approximately $4.0 and $4.5 accrued at July 1, 2006 and September 30, 2006, respectively, for interest and penalties.

Income tax matters of the Predecessor are discussed in Note 17.

7.	Employee Benefit and Incentive Plans

Emergence Related Compensation.

On the Effective Date:

•	The Company issued 515,150 shares of non-vested Common Stock to executive officers and other key employees. Of the 515,150 shares issued, 480,904 shares are subject to a three year cliff vesting requirement that lapses on July 6, 2009. The remainder vest ratably over a three year period. The fair value of the shares

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued, after assuming a 5% forfeiture rate of $20.7 is being amortized to expense over a three year period on a roughly ratable basis.

•	The Company’s board of directors terminated the Company’s supplemental employee retirement plan (the “SERP” more fully described in Note 18) and funded payments totaling approximately $2.3. Such amounts had been fully accrued by the Predecessor and were included in the Company’s opening balance sheet. The SERP has been replaced by a non-qualified defined contribution plan (the “Restoration Plan”) and will restore certain benefits for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations imposed by the Internal Revenue Code.

•	The Company paid $.5 in July 2006 to certain officers in respect of deferred retention payments previously accrued by the Predecessor. During August 2006, the Company paid $5.1 in respect of the pre-emergence long term incentive plan (“LTI”). Another $3.4 of LTI payments is due in July 2007 and approximately $.5 was determined to have been resolved pursuant to the Plan. The LTI amounts had been fully accrued by the Predecessor.

•	Certain employment agreements between the Company and members of management became effective. Additionally, other members of management continue to retain certain pre-emergence contractual arrangements. In particular, the terms of the severance and change in control agreements implemented as a part of the key employee retention plan (the “KERP”) survive after the Effective Date for a period of one year and for a period ending two years following a change in control, respectively, in each case unless superseded by another agreement (see Note 18).

Incentive Plans and Certain Other Plans.

Incentive plans for management and key employees include the following:

•	A short term incentive compensation plan for management payable in cash and which is based primarily on earnings, adjusted for certain safety and performance factors. Most of the Company’s locations also have similar programs for both hourly and salaried employees.

•	A stock based long term incentive plan for key managers. As more fully discussed in Emergence Related Compensation above, an initial, emergence-related award was made under this plan. Additional awards are expected to be made in future years.

In early August 2006, the Company granted approximately 6,237 non-vested shares of Common Stock to its non-employee directors. The shares vest in August 2007. The number of shares issued was based on the approximate $43.00 per share average closing price between July 18, 2006 and July 31, 2006. The fair value of the non-vested stock grant ($.3), based on the fair value of the shares at date of issuance, is being amortized to earnings on a ratable basis over the vesting period. An additional approximate 4,273 shares of vested Common Stock were issued to non-employee directors electing to receive shares of Common Stock in lieu of all or a portion of their annual retainer fee. The fair value of the shares ($.2), based on the fair value of the shares at date of issuance, was recognized in earnings in the quarter ended September 30, 2006 as a period expense.

Pension and Similar Plans.

Pensions and similar plans include:

•	A commitment to provide one or more defined contribution plan(s) as a replacement for the five defined benefit pension plans for hourly bargaining unit employees at four of the Company’s production facilities and one inactive operation (the “Hourly DB Plans”). The Hourly DB Plans at the four production facilities will, as more fully discussed in Note 8, likely be terminated during the fourth quarter of 2006, effective as of October 10, 2006 pursuant to a court ruling received in July 2006. It is anticipated that the replacement defined contribution plans for the production facilities will provide for an annual contribution of one dollar

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per hour worked by bargaining unit employee and, in certain instances, will provide for certain matching of contributions.

•	A defined contribution savings plan for hourly bargaining unit employees (the “Hourly DC Plan”) at all of the Company’s other production facilities (not covered by the Hourly DB Plans). Pursuant to the terms of Hourly DC Plan, the Company will be required to make annual contributions to the Steelworkers Pension Trust on the basis of one dollar per United Steelworkers (“USW”) employee hour worked at two facilities. The Company will also be required to make contributions to a defined contribution savings plan for active USW employees that will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on the employee’s age. Similar defined contribution savings plans have been established for non-USW hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 to $6.0 per year.

•	A defined contribution savings plan for salaried and non-bargaining unit hourly employees (the “Salaried DC Plan”) providing for a match of certain contributions made by employees plus a contribution of between 2% and 10% of their salary depending on their age and years of service.

Postretirement Medical Obligations.

As a part of the Company’s reorganization efforts, the Predecessor’s postretirement medical plan was terminated in 2004. Participants were given the option of COBRA coverage or participation in the applicable (Union or Salaried) VEBA. All past and future bargaining unit employees are covered by the Union VEBA. The Salaried VEBA covers all other retirees including employees who retired prior to the 2004 termination of the prior plan or who retire with the required age and service requirements so long as their employment commenced prior to February 2002. The benefits being paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.

During the course of the reorganization process, $49.7 of contributions were made to the VEBAs, of which $12.7 is available to reduce post emergence payments that may become due pursuant to an annual variable cash requirement discussed below.

At emergence the Salaried VEBA received rights to 1,940,100 shares of the Company’s newly issued Common Stock. However, prior to the Company’s emergence, the Salaried VEBA sold its rights to approximately 940,200 shares and received net proceeds of approximately $31. The remaining approximately 999,900 shares of the Company’s Common Stock held by the Salaried VEBA at July 1, 2006 are unrestricted. At emergence, the Union VEBA received rights to 11,439,900 shares of the Company’s newly issued Common Stock. However, prior the Company’s emergence, the Union VEBA sold its rights to approximately 2,630,000 shares and received net proceeds of approximately $81. The Union VEBA is subject to an agreement that limits its ability to sell or otherwise transfer more than approximately 2,518,000 shares of the Company’s Common Stock owned at July 1, 2006 during the two years following the emergence date.

Going forward, the Company’s only obligation to the VEBAs is an annual variable cash contribution. The amount to be contributed to the VEBAs will be 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments will not exceed $20.0 and will also be limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts will be determined on an annual basis and payable no later than March 31st of the following year. However, the Company has the ability to offset amounts that would otherwise be due to the VEBAs with approximately $12.7 of excess contributions made to the VEBAs prior to the Effective Date.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For accounting purposes, after discussions with the Securities and Exchange Commission, the Company has concluded that the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations should be treated as defined benefit post-retirement plan with the current VEBA assets and future variable contributions described above, and earnings thereon, operate as a cap on the benefits to be paid. As such, while the Company’s only obligation to the VEBAs is to pay the annual variable contribution amount, the Company must account for net periodic postretirement benefit costs in accordance with Statement of Financial Accounting Standards No 106, Employers’ Accounting for Postretirement Benefits other than Pensions (“SFAS No. 106”) and record any difference between the assets of each VEBA and its accumulated postretirement benefit obligation (“APBO”) in the Company’s financial statements. Such information will have to be obtained from the Salaried VEBA and Union VEBA on a periodic basis. In general, as more fully described below, given the significance of the assets currently and expected to be available to the VEBAs in the future and the current level of benefits, the cap does not impact the computation of the APBO. However, should the benefit formulas being used by the VEBAs increase and/or if the assets were to substantially decrease, it is possible that existing assets may be insufficient alone to fund such benefits and that the benefits to be paid in future periods could be reduced to the amount of annual variable contributions reasonably expected to be paid by the Company in those years. Any such limitations would also have to consider any remaining amount of excess pre-emergence VEBA contributions made.

Key assumptions made in computing the net obligation of each VEBA and in total include:

With respect to VEBA assets:

•	The 6,291,945 shares of the Company’s Common Stock held by the Union VEBA that are not currently transferable, have been excluded from assets used to compute the net asset or liability of the Union VEBA, and will continue to be excluded until the restrictions lapse. Such shares are being accounted for similar to “treasury stock” in the interim.

•	The unrestricted shares of stock held by each VEBA have been valued at the fresh-start date at the fair value of $43.68 per share.

•	The Company has assumed that each VEBA will achieve a long term rate of return of approximately 5.5% on its assets. The long-term rate of return assumption is based on the Company’s expectation of the investment strategies to be utilized by the VEBAs’ trustees.

•	The annual variable payment obligation has been treated as a funding/contribution policy and not counted as a VEBA asset.

With respect to VEBA obligations:

•	The APBO for each VEBA has been computed based on the level of benefits being provided by each VEBA at July 1, 2006.

•	The present value has been computed using a discount rate of return of 6.25%

•	Since the Salaried VEBA is currently paying a fixed annual amount to its constituents, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

•	For the Union VEBA, which is currently paying certain prescription drug benefits, an initial cost trend rate of 12% has been assumed and the trend rate is assumed to decline to 5% by 2013. The trend rate used by the Company is based on information provided by the Union VEBA.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following recaps the net assets of each VEBA as of July 1, 2006:

	Union VEBA	Salaried VEBA	Total

APBO	$(211.2)	$(50.8)	$(262.0)
Plan Assets	213.3	81.9	295.2

Net asset	$2.1	$31.1	$33.2

The Company’s results of operations will include the following impacts associated with the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. The VEBA-related amounts included in the results of operations are shown in the tables below.

Future payments of annual variable contributions will first be applied to reduce any individual VEBA obligations recorded in the Company’s balance sheet at that time. Any remaining amount of annual variable contributions in excess of recorded obligations will be recorded as a VEBA asset in the balance sheet. No accounting recognition has been accorded to the $12.7 of excess pre-emergence VEBA contributions at this time.

Components of Net Periodic Benefit Cost and Cash Flow and Charges.  The following tables present the components of net periodic pension benefits cost for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30, 2006
	Period from		Predecessor
	July 1, 2006		Three Months
	through	Predecessor	Ended
	September 30,	July 1,	September 30,
	2006	2006	2005
VEBA:
Service cost	$.3	$—	$—
Interest cost	4.0	—	—
Expected return on plan assets	(4.0)	—	—

	.3	—	—
Defined benefit pension plans (including service costs of $.2, $— and $.3)	.2	—	.3
Defined contributions plans	1.7	—	1.8
Retroactive impact of 401(k) adoption included in other operating charges	—	—	.3

	$2.2	$—	$2.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2006
	Period from	Predecessor	Predecessor
	July 1, 2006	Period from	Nine Months
	through	January 1, 2006	Ended
	September 30,	to July 1,	September 30,
	2006	2006	2005
VEBA:
Service cost	$.3	$—	$—
Interest cost	4.0	—	—
Expected return on plan assets	(4.0)	—	—

	.3	—	—
Defined benefit pension plans (including service costs of $.2, $.6 and $.8)	.2	.8	1.1
Defined contributions plans	1.7	4.1	5.2
Retroactive impact of 401(k) adoption included in other operating charges	—	—	5.9

	$2.2	$4.9	$12.2

See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for key assumptions with respect to the Company’s pension plans and post-retirement benefit plans.

The following tables present the allocation of these charges:

	Three Months Ended
	September 30, 2006
	Period from		Predecessor
	July 1, 2006		Three Months
	through	Predecessor	Ended
	September 30,	July 1,	September 30,
	2006	2006	2005
Fabricated products segment	$1.8	$—	$2.1
Corporate segment	.4	—	—
Other operating charges (Note 10)	—	—	.3

	$2.2	$—	$2.4

	Nine Months Ended
	September 30, 2006
	Period from	Predecessor	Predecessor
	July 1, 2006	Period from	Nine Months
	through	January 1, 2006	Ended
	September 30,	to July 1,	September 30,
	2006	2006	2005
Fabricated products segment	$1.8	$4.5	$6.1
Corporate segment	.4	.4	.2
Other operating charges (Note 10)	—	—	5.9

	$2.2	$4.9	$12.2

For all periods presented, substantially all of the Fabricated products segment’s related charges are in Cost of products sold with the balance being in Selling, administrative, research and development and general expense.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount related to the retroactive implementation of the Salaried DC Plan was paid in July 2005. In September 2005, the Company and the USW amended a prior agreement to provide, among other things, for the Company to contribute per employee amounts to the Steelworkers’ Pension Trust totaling approximately $.9. The amended agreement was approved by the Bankruptcy Court and such amount was recorded in the fourth quarter of 2005.

The Successor also paid benefits applicable to the Predecessor (see Emergence Related Compensation above).

Employee benefit and incentive plans of the Predecessor are discussed in Note 18.

8.	Commitments and Contingencies

Commitments.  The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 9), letters of credit and guarantees. They also have agreements to supply alumina to and to purchase aluminum from Anglesey (see Note 3). During the third quarter of 2005 and August 2006, orders were placed for certain equipment and/or services intended to augment the heat treat and aerospace capabilities at the Trentwood facility in Spokane, Washington in respect of which the Company expects to become obligated for costs likely to total in the range of $105.0. Approximately $45.0 of such costs was incurred in 2005 and through the first nine months of 2006. The balance is expected to be incurred primarily over the remainder of 2006 and 2007, with the majority of the remaining costs being incurred in 2007.

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

A substantial portion of the Company’s obligations, primarily in respect of non-owned locations, were resolved by the Chapter 11 proceedings. Based on the Company’s evaluation of remaining environmental matters, the Company has environmental accruals totaling approximately $9.2 at September 30, 2006. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $4.0 during the fourth quarter of 2006, in the range of $1.0 to $4.0 per year for the years 2007 through 2010 and an aggregate of approximately $6.0 thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $15.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Environmental Matters.  The Company is working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington relating to the historical use of oils containing PCBs at our Trentwood facility in Spokane, Washington before 1978. During April 2004, the Company was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to the Company’s Trentwood facility in Spokane, Washington. This investigation is ongoing. The Company undertook its own internal investigation of the matter through specially retained counsel to ensure that it has all relevant facts regarding Trentwood’s compliance with applicable environmental laws. The Company believes it is currently in compliance in all material respects with all applicable environmental law and requirements at the facility. The Company intends to defend any claims or charges, if any which may result, vigorously. The Company cannot, however, assess what, if any, impact this matter may have on the Company’s financial statements.

Contingencies Regarding Settlement with the PBGC.  As more fully described in Note 18, in response to the January 2004 Debtors’ motion to terminate or substantially modify substantially all of the Debtors’ defined benefit pension plans, the Bankruptcy Court ruled that the Company had met the factual requirements for distress termination as to all of the plans at issue. The PBGC appealed the Bankruptcy Court’s ruling. However, as more fully discussed in Note 18, while PBGC’s appeal was pending, the Company and the PBGC reached a settlement under which the PBGC agreed to assume the Terminated Plans (as defined in Note 18). The Bankruptcy Court approved this settlement in January 2005. The Company believed that, subject to the Plan and the Liquidating Plans complying with the terms of the PBGC settlement, all issues in respect of such matters were resolved. However, despite the settlement with the PBGC, the intermediate appellate court proceeded to consider the PBGC’s earlier appeal and issued a ruling dated March 31, 2005 affirming the Bankruptcy Court’s rulings regarding distress termination of all such plans. In July 2005, the Company and the PBGC reached an agreement, which was approved by the Bankruptcy Court in September 2005, under which the PBGC agreement previously approved by the Bankruptcy Court was amended to permit the PBGC to further appeal the intermediate appellate court ruling. Under the terms of the amended PBGC agreement, if the PBGC were to prevail in the further appeal, all aspects of the previously approved PBGC agreement would remain the same. On the other hand, under the amended agreement, if the intermediate appellate court ruling was upheld on further appeal, the PBGC would be required to: (a) approve the distress termination of the remaining defined benefit pension plans; and (b) reduce the amount of the administrative claim to $11.0 (from $14.0). Under the amended agreement, both the Company and the PBGC agreed to take up no further appeals. Pending a final resolution of this matter, the Company’s settlement with the PBGC remained in full force and effect. Upon consummation of the two separate plans of liquidation (collectively, the “Liquidating Plans”) in December 2005, the $11.0 minimum was paid to the PBGC.

In July 2006, the United States Third Circuit Court of Appeals affirmed the intermediate appellate court’s ruling upholding the Bankruptcy Court’s finding that the factual requirements for distress termination of all defined benefit plans had been met. Accordingly, four of the five remaining plans likely will be terminated during the fourth quarter of 2006, effective as of October 10, 2006 and replaced by defined contribution plans similar to the Hourly DB Plans described in Note 7. As a result of the July 2006 ruling, the $3.0 of previously recorded administrative claim included in the Company’s opening balance sheet was credited to Other operating charges (credits), net in July 2006 (see Note 10). The expected termination of the plans is expected to have an immaterial impact on the Company’s operating results as the plan obligations were adjusted to fair value in fresh start accounting.

The indenture trustee for KACC’s senior subordinated notes appealed the Bankruptcy Court’s order approving the settlement with the PBGC. In March 2006, the first level appellate court affirmed the Bankruptcy Court’s approval of the settlement with the PBGC.

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

Commitment and contingencies of the Predecessor are discussed in Note 19.

9.	Derivative Financial Instruments and Related Hedging Programs (affecting both the successor and predecessor)

In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company has historically entered into derivative transactions from time to time to limit its exposure resulting from (1) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities (excluding the impact of mark-to-market fluctuations on those contracts discussed below) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.

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

As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)), and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the nine months ended September 30, 2005, the period from January 1, 2006 to July 1, 2006 and the period from July 1, 2006 through September 30, 2006 that contained fixed price terms were (in millions of pounds) 109.6, 103.9 and 49.1, respectively.

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

At September 30, 2006, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last quarter of 2006 and for the period 2007 — 2010 totaling approximately (in millions of pounds): 2006: 69.0, 2007: 116.0, 2008: 94.0, 2009: 71.0 and 2010: 72.0.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s material derivative positions at September 30, 2006:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option sale contracts	1/11 through 12/11	48.9	$3.7
Fixed priced purchase contracts	10/06 through 12/07	50.5	(1.2)
Fixed priced sales contracts	1/07 through 12/09	44.1	(.4)

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm)	Value

Pounds Sterling —
Option sales contracts	10/06 through 12/07	52.5	$.1
Fixed priced purchase contracts	10/06 through 12/07	52.5	6.2
Euro Dollars —
Fixed priced purchase contracts	10/06 through 1/08	4.0	—

Notional
		Amount of	Carrying/
		Contracts	Market
Energy	Period	(mmbtu)	Value

Natural gas —
Fixed priced purchase contracts(a)	10/06 through 3/08	1,390,000	$(2.6)

(a)	When the hedges in place as of September 30, 2006 are combined with price limits in the Company’s physical supply agreement, the Company’s exposure to increases in natural gas prices has been substantially limited for approximately 76% of the natural gas purchases for October 2006 through December 2006 and approximately 31% of the natural gas purchases for January 2007 through March 2007 and 14% of natural gas purchases for April 2007 through June 2007.

As more fully discussed in Notes 2 and 15, the Company currently reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). Included in Net income for the period from July 1, 2006 through September 30, 2006 and the nine months ended September 30, 2006, were realized losses of $3.1 and $.1 respectively, and unrealized gains(losses) of $(.6) and $5.5, respectively. Included in Net income for the three and nine months ended September 30, 2005 were realized losses of $.5 and $1.8 and unrealized losses of $1.0 and $4.5, respectively.

10.	Other Operating Charges (Credits), Net

Other operating charges (credits), net include an adjustment of approximately $3.0 in the period from July 1, 2006 to September 30, 2006 to decrease long-term liabilities in respect of the resolution of a “pre-emergence” contingency related to a PBGC matter that was pending at the opening balance sheet date (see Note 8 — Corporate). Other operating charges (credits), net for the period from January 1, 2006 to July 1, 2006 include the settlement of a pre-petition claim of $.9 (Fabricated products business unit). Other operating charges (credits), net for the three and nine months ended September 30, 2005, included charges totaling $.3 and $5.9, respectively, associated with the 2004 portion of the Company’s defined contribution plans, which were implemented in March 2005 (see Note 7 — Fabricated products business unit; $.2 for the three months and $5.4 for the nine months and Corporate: $.1 for the three months and $.5 for the nine months). Other operating charges (credits), net for the nine months ended

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2005, also included a charge totaling $.6 related to termination of the Houston, Texas administrative office lease in connection with the combination of the Corporate headquarters into the existing Fabricated products headquarters.

11.	Segment and Geographical Area Information

The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales. Historically, the Company, through its wholly owned subsidiary, KACC, operated in all principal sectors of the aluminum industry including the production and sale of bauxite, alumina and primary aluminum in domestic and international markets. However, as previously disclosed, as a part of the Company’s reorganization efforts, the Company sold substantially all of its commodities operations. The balances and results in respect of such operations are considered discontinued operations (see Note 14). The amounts remaining in Primary aluminum relate primarily to the Company’s interests in and related to Anglesey and the Company’s primary aluminum hedging-related activities.

The Company’s continuing operations are organized and managed by product type and include two operating segments of the aluminum industry and the corporate segment. The two aluminum industry segments are: Fabricated products and Primary aluminum. The Fabricated products business unit sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for automotive, aerospace and general engineering end-use applications. The Primary aluminum business unit produces commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of the Company’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 2. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges (credits), net. See Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information regarding segments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by operating segment, excluding discontinued operations, for the three and nine months ended September 30, 2006 and 2005, is as follows:

Three Months Ended September 30, 2006 and 2005 —

	Three Months Ended
	September 30, 2006
	Period from		Predecessor
	July 1, 2006		Three Months
	through	Predecessor	Ended
	September 30,	July 1,	September 30,
	2006	2006	2005
Net Sales:
Fabricated Products	$281.6	$—	$235.9
Primary Aluminum	49.8	—	35.7

Total Net Sales	$331.4	$—	$271.6

Segment Operating Income (Loss):
Fabricated Products(1)	$29.1	$—	$25.7
Primary Aluminum	2.8	—	5.2
Corporate and Other	(13.1)	—	(10.9)
Other Operating Charges (Credits), Net — Note 10	2.9	—	(.3)

Total Operating Income	$21.7	$—	$19.7

Depreciation and amortization
Fabricated Products	$2.7	$—	$4.9
Corporate and Other	.1	—	—

	$2.8	$—	$4.9

Income taxes paid:(2)
Fabricated Products —
United States	$—	$—	$—
Canada	.4	—	.2

	$.4	$—	$.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2006 and 2005 —

	Nine Months Ended
	September 30, 2006
	Period from		Predecessor
	July 1, 2006	Predecessor	Nine Months
	through	Period from	Ended
	September 30,	January 1, 2006	September 30,
	2006	to July 1, 2006	2005
Net Sales:
Fabricated Products	$281.6	$590.9	$707.7
Primary Aluminum	49.8	98.9	108.2

Total Net Sales	$331.4	$689.8	$815.9

Segment Operating Income (Loss):
Fabricated Products(1)	$29.1	$61.2	$66.3
Primary Aluminum	2.8	12.4	13.4
Corporate and Other	(13.1)	(20.3)	(27.7)
Other Operating Charges (Credits), Net — Note 10	2.9	(.9)	(6.5)

Total Operating Income	$21.7	$52.4	$45.5

Depreciation and amortization
Fabricated Products	$2.7	$9.7	$14.8
Corporate and Other	.1	.1	.2

	$2.8	$9.8	$15.0

Income taxes paid:(2)
Fabricated Products —
United States	$—	$.2	$—
Canada	.4	1.0	2.6

	$.4	$1.2	$2.6

(1)	Operating results for the period from July 1, 2006 through September 30, 2006 include a LIFO inventory benefit of $3.3. Operating results for the period from January 1, 2006 to July 1, 2006 include a LIFO inventory charge of $21.7.

(2)	Income taxes paid exclude foreign income tax paid by discontinued operations of $6.5 and $16.9, respectively, for the three and nine months ended September 30, 2005.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREDECESSOR

12.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Predecessor were prepared on a “going concern” basis in accordance with SOP 90-7, and do not include the impacts of the Plan including adjustments relating to recorded asset amounts, the resolution of liabilities subject to compromise, or the cancellation of the interests of the Company’s pre-emergence stockholders.

In most instances, but not all, the accounting policies of the Predecessor were the same or similar to those of the Successor. Where accounting policies differed or the Predecessor applied methodologies differently to its financial statement information than that which is used in preparing and presenting Successor financial statement information, discussion has been added to this Report in the appropriate section of the Successor notes. For a recap of the Predecessor’s significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

13.	Reorganization Proceedings

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

The Original Debtors found it necessary to file the Chapter 11 proceedings primarily because of liquidity and cash flow problems of the Company and its subsidiaries that arose in late 2001 and early 2002. The Company was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, the Company had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flows, resulting in lower credit ratings and an inability to access the capital markets. The Chapter 11 proceedings filed by the Additional Debtors were commenced, among other reasons, to protect the assets held by these Debtors against possible statutory liens that might have arisen and been enforced by the PBGC.

Reorganizing Debtors; Entities Containing the Fabricated Products and Certain Other Operations.  On February 6, 2006, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, On May 11, 2006, the District Court for the District of Delaware entered an order affirming the Confirmation Order and adopting the Bankruptcy Court’s findings of fact and conclusions of law regarding confirmation of the Plan. On July 6, 2006, the Plan became effective and was substantially consummated, whereupon the Company emerged from Chapter 11.

Pursuant to the Plan, on the Effective Date, the pre-emergence ownership interests in the Company were cancelled without consideration and all material pre-petition claims against the Company, KACC and their remaining debtor subsidiaries, including claims in respect of debt, pension and post-retirement medical obligations,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and asbestos and other tort liabilities (totaling approximately $4.4 billion in the June 30, 2006 consolidated financial statements), were resolved as follows:

(a) Claims in Respect of Retiree Medical Obligations. Pursuant to settlements reached with representatives of hourly and salaried retirees:

•	an aggregate of 11,439,900 shares of the Company’s Common Stock were delivered to the Hourly VEBA trust and entities that prior to the Effective Date acquired from the Union VEBA rights to receive a portion of such shares (see Note 7); and

•	an aggregate of 1,940,100 shares of Common Stock were delivered to the Salaried Retiree VEBA trust and entities that prior to the Effective Date acquired from the Salaried Retiree VEBA rights to receive a portion of such shares (see Note 7).

(b) Priority Claims and Secured Claims. All pre-petition priority claims, pre-petition priority tax claims and pre-petition secured claims were paid in full in cash.

(c) Unsecured Claims. With respect to pre-petition unsecured claims (other than the personal injury claims specified below):

•	all pre-petition unsecured claims of the PBGC against the Company’s Canadian debtor affiliates were satisfied by the delivery of 2,160,000 shares of Common Stock and $2.5 in cash; and

•	all pre-petition general unsecured claims against the Company, KACC and their remaining debtor subsidiaries, other than Canadian debtor subsidiaries, including claims of the PBGC and holders of public debt, were satisfied by the issuance of 4,460,000 shares of Common Stock to a third-party disbursing agent, with such shares to be delivered to the holders of such claims in accordance with the terms of the Plan (to the extent that such claims do not constitute convenience claims that have been or will be satisfied with cash payments). Of such 4,460,000 shares of Common Stock, approximately 331,000 shares were being initially held by the third-party disbursing agent as a reserve pending resolution of disputed claims; to the extent a holder of a disputed claim is not entitled to shares reserved in respect of such claim, such shares will be distributed to holders of allowed claims.

(d) Personal Injury Claims. Certain trusts (the “PI Trusts”) were formed to receive distributions from the Company, assume responsibility from the Company for personal injury liabilities (including those resulting from alleged pre-petition exposures to asbestos, silica and coal tar pitch volatiles and noise-induced hearing loss), and to make payments in respect of such personal injury claims. The Company contributed to the PI Trusts:

•	the rights with respect to proceeds associated with personal injury-related insurance recoveries that were reflected on the Company’s financial statements at June 30, 2006 as a receivable having a value of $963.3 (see Note 19);

•	$13.0 in cash, less approximately $.3 advanced prior to the Effective Date, which was paid on the Effective Date;

•	the stock of a subsidiary whose primary assets was approximately 145 acres of real estate located in Louisiana and the rights as lessor under a lease agreement for such real property that produces modest rental income; and

•	75% of a pre-petition general unsecured claim against KACC in the amount of $1.1 billion entitling certain of the PI Trusts to a share of the 4,460,000 shares of Common Stock distributed to unsecured claimholders.

The PI Trusts assumed all liability and responsibility for the past, pending and future personal injury claims resulting from alleged pre-petition exposures to asbestos, silica and coal tar pitch volatile, and pending noise

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

induced hearing loss personal injury claims. As of the Effective Date, injunctions were entered prohibiting any person from pursuing any claims against the Company or any of its affiliates in respect of such matters.

Cash payments on the Effective Date for priority and secured claims, payments to the PI Trusts, bank and professional fees totaled approximately $29.0 and were funded using existing cash resources.

Liquidating Debtors.  As previously disclosed in prior periods, the Company generated net cash proceeds of approximately $686.8 from the sale of its interests in and related to Queensland Alumina Limited (“QAL”) and Alumina Partners of Jamaica (“Alpart”). The Company’s interests in and related to QAL and Alpart were owned by certain subsidiaries of KACC (the “Liquidating Subsidiaries”) that were subsidiary guarantors of the KACC’s senior and senior subordinated notes. Throughout 2005, the proceeds were held in separate escrow accounts pending distribution to the creditors of the Liquidating Subsidiaries.

On December 20, 2005, the Bankruptcy Court entered an order confirming the Liquidating Plans for the Liquidating Subsidiaries. On December 22, 2005, the Liquidating Plans became effective and all restricted cash and other assets held on behalf of or by the Liquidating Subsidiaries, consisting primarily of approximately $686.8 of net cash proceeds from the sale of interests in and related to QAL and Alpart, were transferred to a trustee for subsequent distribution to holders of claims against the Liquidating Subsidiaries in accordance with the terms of the Liquidating Plans. In connection with the Liquidating Plans, the Liquidating Subsidiaries were dissolved and their corporate existence was terminated.

When the Liquidating Plans became effective, substantially all amounts were to be paid to (or received by) KACC from/to the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Settlement Agreement (the “Intercompany Agreement”), other than certain payments of alternative minimum tax paid by the Company. The Company expects to receive any amounts ultimately determined to be due from the KAAC/KFC Plan during the latter part of 2006 in connection with the completion of its 2005 tax return (see Note 6). The Intercompany Agreement also resolved substantially all pre- and post-petition intercompany claims among the Debtors.

The effectiveness of the Liquidating Plans and the dissolution of the Liquidating Subsidiaries did not resolve a dispute between the holders of KACC’s senior notes and the holders of KACC’s senior subordinated notes regarding their respective entitlement to certain of the proceeds from the sales by the Liquidating Subsidiaries of interests in QAL and Alpart (the “Senior Note-Sub Note Dispute”). On December 22, 2005, the Bankruptcy Court issued a decision in connection with the Senior Note-Sub Note Dispute, finding (in favor of the senior notes) that the senior subordinated notes were contractually subordinate to the senior notes in regard to certain subsidiary guarantors (particularly the Liquidating Subsidiaries) and that certain parties were not due certain reimbursements. The Bankruptcy Court’s ruling has been appealed. The Company cannot predict, however, the ultimate resolution of the Senior Note-Sub Note Dispute on appeal, when any such resolution will occur, or what impact any such outcome will have on distributions to affected note holders under the Liquidating Plans. However, given the Company’s now completed emergence from the Chapter 11, the Company does not have any continuing liability in respect of the Senior Note-Sub Note Dispute.

Classification of Liabilities as “Liabilities Not Subject to Compromise” Versus “Liabilities Subject to Compromise.” Liabilities not subject to compromise include the following:

(1) liabilities incurred after the date each entity filed for reorganization (i.e., its Filing Date);

(2) pre-Filing Date liabilities that were expected to be paid in full, including priority tax and employee claims and certain environmental liabilities; and

(3) pre-Filing Date liabilities that were approved for payment by the Bankruptcy Court and that were expected to be paid (in advance of a plan of reorganization) over the next twelve-month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits), claims subject to a currently existing collective bargaining agreements, and certain postretirement medical and other costs associated with retirees.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Debtors.

The amounts subject to compromise at June 30, 2006 and December 31, 2005 consisted of the following items:

	Predecessor	Predecessor
	June 30,	December 31,
	2006(1)	2005(1)

Accrued postretirement medical obligation (Note 18)	$1,005.6	$1,017.0
Accrued asbestos and certain other personal injury liabilities (Note 19)	1,115.0	1,115.0
Assigned intercompany claims for benefit of certain creditors	1,131.5	1,131.5
Debt (Note 7 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)	847.6	847.6
Accrued pension benefits (Note 18)	625.5	626.2
Unfair labor practice settlement (Note 19)	175.0	175.0
Accounts payable	31.6	29.8
Accrued interest	44.7	44.7
Accrued environmental liabilities (Note 19)	29.4	30.7
Other accrued liabilities	36.7	37.2
Proceeds from sale of commodity interests	(654.6)	(654.6)

	$4,388.0	$4,400.1

(1)	The above amounts exclude $73.5 at June 30, 2006 and $68.5 at December 31, 2005 of liabilities subject to compromise related to discontinued operations. Approximately $42.1 of the excluded amounts at June 30, 2006 and December 31, 2005 relate to a claim settled in the fourth quarter of 2005 (see Note 3 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005). The balance of the amounts at June 30, 2006 and December 31, 2005 were primarily accounts payable.

Reorganization Items.  Reorganization items are expense or income items that were incurred or realized by the Company because it was in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the reorganization proceedings, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they were not paying their pre-Filing Date liabilities. For the three and nine months ended September 30, 2006 and 2005, reorganization items were as follows:

Three Months Ended September 30, 2006 and 2005 —

		Predecessor
		Three Months
	Predecessor	Ended
	July 1,	September 30,
	2006	2005

Gain on Plan implementation and fresh start	$(3,113.1)	$—
Professional fees	5.0	8.7
Interest income	—	(.5)
Other	—	—

	$(3,108.1)	$8.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2006 and 2005 —

		Predecessor	Predecessor
		Period from	Nine Months
	Predecessor	January 1, 2006	Ended
	July 1,	to July 1,	September 30,
	2006	2006	2005

Gain on Plan implementation and fresh start	$(3,113.1)	$(3,113.1)	$—
Professional fees	5.0	21.2	29.2
Interest income	—	(1.4)	(1.3)
Other	—	.2	(2.6)

	$(3,108.1)	$(3,093.1)	$25.3

At June 30, 2006, approximately $15.0 of professional fees were accrued (included in Other accrued liabilities) pending Bankruptcy Court approval to pay such amounts. Approximately $7.9 of the professional fees had been paid as of September 30, 2006. It is anticipated that legal and certain other costs related to the Company’s emergence from Chapter 11 will continue for a period of time after the Effective Date and such costs, when incurred, will be included in Selling, administrative, research and development, and general expenses. Additionally, certain professionals were contractually due certain “success” fees due upon the Company’s emergence from Chapter 11 and Bankruptcy Court approval. Approximately $5.0 of such amounts were borne by the Company and were recorded in connection with emergence and fresh start accounting.

Financial Information.  SOP 90-7 requires separate disclosure of Debtors and non-Debtors amounts. Substantially all of the financial information at June 30, 2006 and December 31, 2005 and for the periods then ended included in the consolidated financial statements relates to the Debtors. As a result, condensed combined balance sheet information of the non-Debtor subsidiaries included in the consolidated financial statements as of June 30, 2006 and December 31, 2005 and condensed combined income statement and cash flows information of the non-Debtor subsidiaries for the three and six months ended June 30, 2006 and 2005 is not presented because such amounts were not significant.

14.	Discontinued Operations

As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Note 13, the Company sold its interests in and related to Alpart, KACC’s Gramercy, Louisiana alumina refinery (“Gramercy”), Kaiser Jamaica Bauxite Company (“KJBC”), Volta Aluminium Company Limited (“Valco”), and KACC’s Mead, Washington aluminum smelter and certain related property (the “Mead Facility”) in 2004 and, as discussed below, sold its interests in and related to QAL in April 2005. All of the foregoing commodity assets are collectively referred to as the “Commodity Interests”. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Commodity Interests have been reported as discontinued operations in the accompanying financial statements.

On April 1, 2005, the Company sold its interests in and related to QAL for net cash proceeds totaling approximately $401.4. The buyer also assumed KACC’s obligations for approximately $60.0 of QAL debt (see Note 3 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005) and KACC’s obligation to pay its proportionate share (20%) of debt, operating expenses and certain other costs of QAL. In connection with the sale, the Company also paid a termination fee of $11.0. After considering transaction costs (including the termination fee and a $7.7 deferred charge associated with a back-up bid fee), the transaction resulted in a gain, net of estimated income tax of $7.9, of approximately $366.2. As described in Note 13, a substantial majority of the proceeds from the sale of the Company’s interests in and related to QAL were held in escrow for the benefit of the creditors under the liquidating trust for the KAAC/KFC Plan until the KAAC/KFC Plan was confirmed by the Bankruptcy Court and became effective in December 2005.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SFAS No. 144, only those assets, liabilities and operating results that are being sold or discontinued are treated as “discontinued operations”. In the case of the sale of Gramercy and the Mead Facility, the buyers did not assume such items as accrued workers compensation, pension or postretirement benefit obligations in respect of the former employees of these facilities. As discussed more fully in Note 13, these retained obligations were resolved in the context of the Plan.

The carrying amounts of the liabilities in respect of the Company’s interest in and related to the sold Commodity Interests as of September 30, 2006 and December 31, 2005 are included in the accompanying Consolidated Balance Sheets for the periods ended September 30, 2006 and December 31, 2005. Income statement information in respect of the Company’s interest in and related to the sold Commodity Interests for the three and nine months ended September 30, 2006 and 2005 included in income from discontinued operations was as follows:

Three Months Ended September 30, 2006 and 2005 —

	Three Months Ended
	September 30, 2006
	Period from		Predecessor
	July 1, 2006		Three Months
	through	Predecessor	Ended
	September 30,	July 1,	September 30,
	2006	2006	2005
Net Sales	$—	$—	$—
Operating income (loss)	—	—	1.7
Gain on sales of commodity assets	—	—	—
Income before income taxes	—	—	7.3
Net income	—	—	8.0

Nine Months Ended September 30, 2006 and 2005 —

	Nine Months Ended
	September 30, 2006
	Period from	Predecessor	Predecessor
	July 1, 2006	Period from	Nine Months
	through	January 1, 2006	Ended
	September 30,	to July 1,	September 30,
	2006	2006	2005
Net sales	$—	$—	$42.9
Operating income (loss)	—	(3.2)	21.4
Gain on sales of commodity assets	—	—	365.6
Income before income taxes	—	4.3	398.9
Net income	—	4.3	386.9

During the second quarter of 2006, the Company recorded a $5.0 charge as a result of an agreement between the Company and the Bonneville Power Administration (“BPA”) related to a rejected electric power contract (see Note 19). This amount is included in Discontinued operations for the six months ended June 30, 2006.

During the first quarter of 2006, the Company received a $7.5 payment from an insurer in settlement of certain residual claims the Company had in respect of a 2000 incident at its Gramercy, Louisiana alumina refinery (which was sold in 2004). This amount is included in Discontinued operations for the nine months ended September 30, 2006.

Activity during the three month and nine months ended September 30, 2005 consisted almost exclusively of the Company’s interests in and related to QAL, which was sold on April 1, 2005, and related hedging activity.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Restated 2005 Quarterly Data

During March 2006, the Company determined that its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated for two items: (1) VEBA-related payments made during the first nine months of 2005 should have been recorded as a reduction of the pre-petition retiree medical obligations rather than as a current operating expense and (2) as more fully discussed in Note 2, the Company determined that its derivative financial instrument transactions did not qualify for hedge (deferral) treatment and should have been marked-to-market in operating results. The effect of the restatement related to the VEBA payments was to decrease operating expenses by $6.7, $5.7 and $5.7 in the first, second and third quarters of 2005, respectively with an offsetting decrease in Liabilities subject to compromise at March 31, 2005, June 30, 2005 and September 30, 2005. The net effect of the restatement related to the derivative transactions was to increase operating expenses by $2.0, $1.5 and $1.0 in the first, second and third quarters of 2005, respectively, with an offsetting increase in OCI at March 31, 2005, June 30, 2005 and September 30, 2005, respectively. There was no net impact on the Company’s cash flows as a result of either restatement.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the full income statement affects of the restatements on the three and nine months ended September 30, 2005, as well as the changes in balance sheet and cash flow statement line items as of and for the nine months ended September 30, 2005.

Statements of Consolidated Income — Unaudited

	Three Months		Nine Months
	As		As
	Previously	As	Previously	As
	Reported(1)	Restated	Reported(1)	Restated
	September 30,	September 30,	September 30,	September 30,
	2005	2005	2005	2005

Net sales	$271.6	$271.6	$815.9	$815.9

Costs and expenses:
Cost of products sold	233.7	233.5	710.0	710.9
Depreciation and amortization	4.9	4.9	15.0	15.0
Selling, administration, research and development, and general	17.7	13.2	52.4	38.0
Other operating charges, net	.3	.3	6.5	6.5

Total costs and expenses	256.6	251.9	783.9	770.4

Operating income	15.0	19.7	32.0	45.5
Other income (expense):
Interest expense (excluding unrecorded interest expense)	(1.0)	(1.0)	(4.2)	(4.2)
Reorganization items	(8.2)	(8.2)	(25.3)	(25.3)
Other — net	(.5)	(.5)	(1.5)	(1.5)

Income before income taxes and discontinued operations	5.3	10.0	1.0	14.5
Provision for income taxes	(1.4)	(1.4)	(6.0)	(6.0)

Income (loss) from continuing operations	3.9	8.6	(5.0)	8.5
Income from discontinued operations	8.0	8.0	386.9	386.9
Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	(4.7)	(4.7)

Net income	$11.9	$16.6	$377.2	$390.7

Earnings (loss) per share — Basic/Diluted:
Income (loss) from continuing operations	$.05	$.11	$(.06)	$.11

Income from discontinued operations	$.10	$.10	$4.85	$4.85

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—	$—	$(.06)	$(.06)

Net income	$.15	$.21	$4.73	$4.90

Weighted average shares outstanding (000):
Basic/Diluted	79,672	79,672	79,676	79,676

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets — Unaudited

	As
	Previously	As
	Reported(1)	Restated
	September 30,	September 30,
	2005	2005

Liabilities subject to compromise	$3,949.8	$3,931.7
Stockholders’ equity (deficit):
Common stock	.8	.8
Additional capital	538.0	538.0
Accumulated deficit	(2,540.4)	(2,526.8)
Accumulated other comprehensive income (loss)	(10.0)	(5.5)

Total stockholders’ equity (deficit)	(2,011.6)	(1,993.5)

Total liabilities and stockholders’ equity (deficit)	$1,938.2	$1,938.2

Statements of Consolidated Cash Flows — Unaudited

	As
	Previously	As
	Reported(1)	Restated
	September 30,	September 30,
	2005	2005

Cash flows from operating activities:
Net income	$377.1	$390.7
Less net income from discontinued operations	386.9	386.9

Net income (loss) from continuing operations, including from cumulative effect of adopting change in accounting in 2005	(9.8)	3.8
(Decrease) increase in prepaid expenses and other current assets	.3	7.1
Increase in other accrued liabilities	(8.9)	(11.8)
Net cash impact of changes in long-term assets and liabilities	2.6	(14.9)
Net cash used by operating activities	$15.1	$15.1

(1)	The “As previously reported” amounts shown above include the effect of the adoption of FIN 47 on December 31, 2005 retroactive to the beginning of the year as discussed in Note 2. Such retroactive application is required by GAAP and is not considered a “restatement.” The retroactive impact of the adoption of FIN 47 was a charge of $4.7 in the first quarter of 2005 in respect of the cumulative effect upon adoption.

See Note 16 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the restated 2005 quarterly data.

16.	Debt and Credit Facilities

On February 1, 2006, and again on May 11, 2006, the Bankruptcy Court approved amendments to the Company’s Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement (the “DIP Facility”) extending its expiration date ultimately to the earlier of the Company’s emergence from Chapter 11 or August 31, 2006. The DIP Facility terminated on the Effective Date.

Under the DIP Facility, which provided for a secured, revolving line of credit, the Company, KACC and certain subsidiaries of KACC were able to borrow amounts by means of revolving credit advances and to have issued letters

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17.	Income Tax Matters

For the six months ended June 30, 2006, the income tax provision for continuing operations includes a foreign income tax provision of approximately $7.0. The income tax provision for continuing operations for the three and nine months ended September 30, 2005 relates primarily to foreign income taxes. The six months ended June 30, 2006 include an approximate $1.0 benefit associated with a U.S. income tax refund. While the Company considered the July 2006 emergence from Chapter 11 for purposes of estimating impacts on the effective tax rate, the Company’s provisions for income taxes as of June 30, 2006 did not include any direct impacts from the Company’s emergence from Chapter 11. Such impact will be reflected in periods following emergence as more fully discussed in Note 6.

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

See Note 8 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding Deferred Tax Assets and Valuation Allowances. In connection with the sale of the Company’s interests in and related to QAL, the Company made payments totaling approximately $8.5 for AMT in the United States (approximately $8.0 of Federal AMT and approximately $.5 of state AMT). Such payments were made in the fourth quarter of 2005. Upon completion of the Company’s 2005 Federal income tax return, the Company determined that approximately $1.0 of AMT was overpaid and was refundable. The Company applied for the refund in the 2005 Federal income tax return filed in September 2006 and received the refund in October 2006. The Company believes that remainder of the Federal AMT amounts paid in respect of the sale of interests should, in accordance with the Intercompany Agreement, be reimbursed to the Company from the funds held by the liquidating trustee for the KAAC/KFC Plan. However, at this point, as this has yet to be agreed, the Company has not recorded a receivable for the amount. The Company is still analyzing the amount of state AMT that may be recoverable from the liquidating trustee for the KAAC/KFC Plan. The Company expects to resolve the matter in late 2006 or early 2007.

18.	Employee Benefit and Incentive Plans

The Company and its subsidiaries historically provided (a) post-retirement health care and life insurance benefits to eligible retired employees and their dependents and (b) pension benefit payments to retirement plans.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2004, the Company filed motions with the Bankruptcy Court to terminate or substantially modify post-retirement medical obligations for both salaried and certain hourly employees and for the distressed termination of substantially all domestic hourly pension plans. The Company subsequently concluded agreements with a committee appointed in the Company’s reorganization proceedings (see Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005) that represented salaried employees and union representatives that represented the vast majority of the Company’s hourly employees. The agreements provided for the termination of existing salaried and hourly post-retirement medical benefit plans, and the termination of existing hourly pension plans. Under the agreements, salaried and hourly retirees were provided an opportunity for continued medical coverage through COBRA or the VEBAs and active salaried and hourly employees were provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements were approved by the Bankruptcy Court, but were subject to certain conditions, including Bankruptcy Court approval of the Intercompany Agreement in a form acceptable to the Debtors and the official committee of unsecured creditors appointed in the Company’s reorganization proceedings (see Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

On June 1, 2004, the Bankruptcy Court entered an order, subject to certain conditions including final Bankruptcy Court approval of the Intercompany Agreement, authorizing the Company to terminate its post-retirement medical plans as of May 31, 2004 and to make advance payments to the VEBAs. As previously disclosed, pending the resolution of all contingencies in respect of the termination of the existing post-retirement medical benefit plan, during the period June 1, 2004 through December 31, 2004, the Company continued to accrue costs based on the existing plan and treated the VEBA contributions as a reduction of its liability under the plan. However, because the Intercompany Agreement was approved in February 2005 and all other contingencies had already been met, the Company determined that the existing post retirement medical plan should be treated as terminated as of December 31, 2004.

The PBGC assumed responsibility for the Company’s three largest pension plans, which represented the vast majority of the Company’s net pension obligation including the Company’s Salaried Employees Retirement Plan (in December 2003), the Inactive Pension Plan (in July 2004) and the Kaiser Aluminum Pension Plan (in September 2004). The Salaried Employees Retirement Plan, the Inactive Pension Plan and the Kaiser Aluminum Pension Plan are hereinafter collectively referred to as the “Terminated Plans”. Pursuant to the agreement with the PBGC, the Company and the PBGC agreed, among other things, that: (a) the Company would continue to sponsor the Company’s remaining pension plans (which primarily are in respect of hourly employees at four Fabricated products facilities) and paid approximately $5.0 minimum funding contribution for these plans in March 2005; (b) the PBGC would have an allowed post-petition administrative claim of $14.0, which was expected to be paid upon the consummation of a plan of reorganization for the Company or the consummation of the KAAC/KFC Plan, whichever came first; and (c) the PBGC would have allowed pre-petition unsecured claims in respect of the Terminated Plans in the amount of $616.0, which would be resolved in the Company’s plan or plans of reorganization provided that the PBGC’s cash recovery from proceeds of the Company’s sale of its interests in and related to Alpart and QAL was limited to 32% of the net proceeds distributable to holders of the Company’s senior notes, senior subordinated notes and the PBGC. However, certain contingencies arose in respect of the settlement with the PBGC which were ultimately resolved in the Company’s favor. See Note 8 — Contingencies Regarding Settlement with the PBGC.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow and Charges

Domestic Plans.  During the first three years of the Chapter 11 proceedings, the Company did not make any further significant contributions to any of its domestic pension plans. However, as discussed above in connection with the PBGC settlement agreement, which was approved by the Bankruptcy Court in January 2005, the Company paid approximately $5.0 in March 2005 and approximately $1.0 in July 2005 in respect of minimum funding contributions for retained pension plans and paid $11.0 in respect of post-petition administrative claims of the PBGC when the KAAC/KFC Plan became effective in December 2005. An additional $3.0 was pending the resolution of the ongoing litigation with the PBGC (see Note 8). Any other payments to the PBGC were limited to recoveries under the Liquidating Plans and the Plan.

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

In October 2004, the Company entered into an amendment to the USW agreement (see Note 19) to pay an additional $1.0 to the VEBAs in excess of the originally agreed $36.0 contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company was required to continue to make the monthly VEBA contributions as long as it remained in Chapter 11, even if the sum of such monthly payments exceeded the $37.0 maximum amount discussed above. The monthly amounts paid during the Chapter 11 process in excess of the $37.0 limit will offset future variable contribution requirements after emergence. The amended agreement was approved by the Bankruptcy Court in February 2005. VEBA-related payments prior to the Effective Date totaled approximately $49.7. As a result, $12.7 was available to the Company to offset future VEBA contributions of the Successor (see Note 7).

Total charges associated with the VEBAs in 2006 prior to the Effective Date and the year ended December 31, 2005 were $11.4 and $23.8, respectively. These amounts were reflected as a reduction of Liabilities subject to compromise.

Key Employee Retention Plan.  Under the KERP, approved by the Bankruptcy Court in September 2002, financial incentives were provided to retain certain key employees during the Chapter 11 proceedings. The KERP included six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing SERP and a long-term incentive plan. Under the KERP:

•	Pursuant to the retention plan, retention payments were paid between September 2002 and March 31, 2004, except that 50% of the amounts payable to certain senior officers were withheld until the Company’s emergence from Chapter 11 proceedings or as otherwise agreed pursuant to the KERP (see Note 7).

•	The severance and change in control plans generally provided for severance payments of between nine months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved (see Note 7).

•	The completion incentive plan lapsed without any amounts being due.

•	The SERP generally provided additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees were not subsequently terminated for cause or voluntarily terminated their employment prior to reaching their retirement age.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The long-term incentive plan generally provided for incentive awards to key employees based on an annual cost reduction target. Payment of such long-term incentive awards generally will be made: (a) 50% upon emergence and (b) 50% one year from the date the Debtors emerged from the Chapter 11 proceedings. At September 30, 2006, approximately $3.4 was accrued in respect of the KERP long-term incentive plan.

Foreign Plans.  Contributions to foreign pension plans (excluding those that are considered part of discontinued operations — see Note 14) were nominal.

19.	Commitments and Contingencies

Impact of Reorganization Proceedings.  During the Chapter 11 proceedings, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors was stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date were resolved pursuant to the Plan.

Environmental Contingencies.  The Company and KACC were subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws and regulations. KACC was also subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 (“CERCLA”), and, along with certain other entities, was named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

Based on the Company’s evaluation of these and other environmental matters, the Company established an environmental accrual, primarily related to potential solid waste disposal and soil and ground water remediation matters, at June 30, 2006 of approximately $29.4. The accrual, which was included in Liabilities subject to compromise (Note 13), related primarily to non-owned locations and was resolved as part of the Plan.

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

The following tables present historical information as of June 30, 2006 and December 31, 2005 regarding KACC’s asbestos, silica and coal tar pitch volatiles-related balances and cash flows:

	June 30,	December 31,
	2006	2005

Liability	$1,115.0	$1,115.0
Receivable(1)	963.3	965.5

	$151.7	$149.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. Amounts are stated in nominal dollars and not discounted to present value as the Company could not reasonably project the actual timing of payments or insurance recoveries particularly in light of the Plan. The Company believes that, as of June 30, 2006, it had received all insurance recoveries that it was likely to collect in respect of asbestos-related costs paid (see Note 13).

While a formal estimation process was never completed, the Company believed it had obtained sufficient information to project a range of likely asbestos and other tort-related costs. The Company estimated that its total liability for asbestos, silica and coal tar pitch volatile personal injury claims was expected to be between approximately $1,100.0 and $2,400.0. However, as previously disclosed, the Company did not think that other constituents would necessarily agree with this cost range. In particular, the Company was aware that certain informal assertions made by representatives for the asbestos, silica and coal tar pitch volatiles claimants suggested that the actual liability might exceed, perhaps significantly, the top end of the Company’s expected range. While the Company could not reasonably predict what the ultimate amount of such claims might be determined to be, the Company believed that the minimum end of the range was both probable and reasonably estimatable. Accordingly, the Company reflected an accrued liability of $1,115.0 for the minimum end of the expected range. All of such amounts (which were included in Liabilities subject to compromise) were resolved as a part of the Plan (see Notes 1 and 13).

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

Since the latter half of 2005, the Company entered into conditional settlement agreements with insurers (all of which were approved by the Bankruptcy Court) under which the insurers agreed (in aggregate) to pay approximately $1,246.0 in respect of substantially all coverage under certain policies having a combined face value of approximately $1,460.0. Many of the agreements provided for multi-year payouts and for some of the settlement amounts to be accessed, claims would have to be made against the PI Trusts that would aggregate well in excess of the approximate $1,115.0 liability amount reflected by the Company at June 30, 2006. One set of insurers paid approximately $137.0 into a separate escrow account in November 2005. As of June 30, 2006, the insurers had paid $250.0 into the escrow accounts, a substantial portion of which related to the conditional settlements. There are no remaining policies that are expected to yield any material amounts for the benefit of the Company or the PI Trusts.

The Company did not provide any accounting recognition for the conditional settlement agreements in the June 30, 2006 financial statements given: (1) the conditional nature of the settlements; (2) the fact that, if the Plan did not become effective as of June 30, 2006, the Company’s interests with respect to the insurance policies covered by the agreements were not impaired in any way; and (3) the Company believed that collection of the approximate

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$963.3 amount of Personal injury-related insurance recovery receivable was probable even if the conditional agreements were ultimately approved. The Company also did not give any accounting recognition to the amounts paid into escrow as KACC had no interest in such amounts, but which amounts were available for the ultimate settlement of KACC’s asbestos-related claims. Because the escrow accounts were under the control of the escrow agents, the escrow accounts were not included in the consolidated financial statements at June 30, 2006. In addition, since neither the Company nor KACC received any economic benefit or suffered any economic detriment and were not relieved of any asbestos-related obligation as a result of the receipt of the escrow funds, neither the asbestos-related receivable nor the asbestos-related liability was adjusted as a result of these transactions.

Hearing Loss Claims.  During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, the claimants were allowed claims totaling up to $15.8 (included in Liabilities subject to compromise, Other accrued liabilities — see Note 13). At emergence, these claims were transferred to the PI Trusts along with certain rights against certain insurance policies of the Company. While the Company believed that the insurance policies were of value, no amounts were reflected in the Company’s financial statements in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

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

Labor Matters.  In January 2004, as part of its settlement with the USW with respect to pension and retiree medical benefits, KACC and the USW agreed to settle a case pending before the National Labor Relations Board in respect of certain unfair labor practice (“ULP”) claims made by the USW in connection with a 1998 USW strike and subsequent lock-out by KACC. Under the terms of the agreement, solely for the purposes of determining distributions in connection with the reorganization, an unsecured pre-petition claim in the amount of $175.0 was allowed. Also, as part of the agreement, the Company agreed to adopt a position of neutrality regarding the unionization of any employees of the Company. The settlement was approved by the Bankruptcy Court in February 2005. The Company recorded a $175.0 non-cash charge in the fourth quarter of 2004 associated with the ULP settlement. The Company’s obligations in respect of the ULP claim were resolved on the Effective Date.

Pacific Northwest Power Matters.  As a part of the reorganization process, the Company rejected a contract with the BPA that provided power to fully operate the Trentwood facility, as well as approximately 40% of the combined capacity of KACC’s former Mead and Tacoma aluminum smelting operations, which had been curtailed since the last half of 2000. The BPA filed a proof of claim for approximately $75.0 in connection with the contract rejection. The Company had previously disclosed that the amount of the BPA claim would ultimately be determined either through a negotiated settlement or litigation. In June 2006, the Bankruptcy Court approved an agreement between the Company and the BPA which resolved the claim by granting the BPA an unsecured pre-petition claim totaling approximately $6.1 (i.e., $5.0 in addition to $1.1 of previously accrued pre-petition accounts payable). The Company has reflected a non-cash charge for the incremental $5.0 amount in the accompanying financial statements (in Discontinued operations — see Note 14). This claim was resolved as a part of the Plan and will have no impact on the Successor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item should be read in conjunction with Part I, Item 1, of this Report.

This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Part II, Item 1A. “Risk Factors” in this Report, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of each discussion, non-run-rate items are items that, while they may recur from period to period, are (1) particularly material to results, (2) affect costs as a result of external market factors, and (3) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from fluctuations in underlying metal prices.

The following discussion gives effect to the restatement discussed in Note 15 of Notes to Interim Consolidated Financial Statements.

Emergence from Reorganization Proceedings

As more fully discussed in Note 13 of Notes to Interim Consolidated Financial Statements, during the past four years, Kaiser Aluminum Corporation (“Kaiser”, “KAC” or the “Company”), its wholly owned subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries (collectively referred to herein as the “Debtors”) operated under Chapter 11 of the United States Bankruptcy Code (the “Code”) under the supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). For purposes of this Report, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Chapter 11 proceedings.

As outlined in Notes 1 and 13 of Notes to Interim Consolidated Financial Statements, Kaiser, KACC and the subsidiaries which included all of the Company’s core fabricated products facilities and operations and a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns a smelter in the United Kingdom, emerged from Chapter 11 on July 6, 2006 (hereinafter referred to as the “Effective Date”) pursuant to Kaiser’s Second Amended Plan of Reorganization (the “Plan”). Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated at June 30, 2006 to approximately $4.4 billion on the June 30, 2006 financial statements) were addressed and resolved. Pursuant to the Plan, all of the equity interests of Kaiser’s pre-emergence stockholders were cancelled without consideration. The equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan. See Note 13 of Notes to Interim Consolidated Financial Statements for additional information on Kaiser’s reorganization process and the Plan.

A balance sheet showing the effects from the implementation of the Plan, adoption of fresh start accounting, and certain related activities is included in Note 1 of Notes to Interim Consolidated Financial Statements. It should be noted that all financial statement information as of June 30, 2006 and for all prior periods relates to Kaiser before emergence from Chapter 11. As a result, comparisons between financial statement information after the Effective Date and pre-confirmation historical financial statement information are difficult to make.

Note 2 of Notes to Interim Consolidated Financial Statements also outlines Kaiser’s simplified corporate structure following emergence.

Impacts of Emergence From Chapter 11 on Financial Statements

All financial statement information before July 1, 2006, relates to the Company before emergence from Chapter 11 (sometimes referred to herein as the “Predecessor”). The first set of financial statements that reflect financial information relating to the Company after emergence (sometimes referred to herein as the “Successor”) are the financial statements for the quarter ended September 30, 2006. As more fully discussed below, there will be a number of differences between the financial statements before and after emergence that will make comparisons of future and past financial information difficult which may make it more difficult to assess of future prospects based on historical performance.

As a result of the Company’s emergence from Chapter 11, the Company applied fresh start accounting to its opening July 1, 2006 consolidated balance sheet as required by generally accepted accounting principles (“GAAP”). As such:

•	The Company adjusted its balance sheet to equal the reorganization value of the Company;

•	The Company reset items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) to zero; and

•	The Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair value. Such items as current liabilities, accounts receivable and cash reflect values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities were significantly adjusted from amounts previously reported. As more fully discussed in the Notes to the Company’s Financial Statements, these adjustments may adversely affect future results.

A balance sheet showing the effects of the implementation of the Company’s plan of reorganization, adoption of fresh start accounting and certain related activities is set forth in Note 1 of Notes to Interim Financial Statements.

The Company also made some changes to its accounting policies and procedures as part of the fresh start and emergence process. In general, the Company’s accounting policies are the same as or similar to those historically used to prepare the Company’s financial statements. In certain cases, however, the Company adopted different accounting principles for, or applied methodologies differently to, its post emergence financial statement information. For instance, the Company changed its accounting methodologies with respect to inventory accounting. While the Company is still accounting for inventories on a last-in, first-out (“LIFO”) basis after emergence, the Company is applying LIFO differently than it did in the past. Specifically, the Company will view each quarter on a standalone basis for computing LIFO; whereas, in the past, the Company recorded LIFO amounts with a view to the entire fiscal year, which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or second half of the year.

Additionally, certain items such as earnings per share and Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (see discussion in Note 2 of Notes to Interim Consolidated Financial Statements), which had few, if any, implications while the Company was in Chapter 11, will have increased importance in the Company’s future financial statement information.

Results of Operations

The Company’s main line of business is the production and sale of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns and operates an aluminum smelter in Holyhead, Wales.

The Company’s emergence from Chapter 11 and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. Although the Company emerged from Chapter 11 on July 6, 2006, the Company adopted fresh start accounting under the provisions of American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, effective as of the beginning of business on July 1, 2006. As such, it was assumed that the emergence was completed instantaneously at the beginning of business on July 1, 2006 so that all operating activities during the three months ended September 30, 2006 are reported as applying to the new reporting entity. The Company believes that this is a reasonable presentation as there were no material non-Plan-related transactions between July 1, 2006 and July 6, 2006.

The table below provides selected operational and financial information on a consolidated basis (unaudited — in millions of dollars, except shipments and prices). The selected operational and financial information after the Effective Date are those of the Successor and are not comparable to those of the Predecessor. However, for purposes of this discussion (in the table below), the Successor’s results for the period from July 1, 2006 through September 30, 2006 have been combined with the Predecessor’s results for July 1, 2006 and are compared to the Predecessor’s results for the three months ended September 30, 2005. In addition, the Successor’s results for the period from July 1, 2006 through September 30, 2006 have been combined with the Predecessor’s results for the period from January 1, 2006 to July 1, 2006 and are compared to the Predecessor’s results for the nine months ended September 30, 2005. Differences between periods due to fresh start accounting are explained when material.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Shipments (millions of lbs):
Fabricated Products	126.2	120.7	399.7	365.2
Primary Aluminum	40.0	38.8	117.1	115.7

	166.2	159.5	516.8	480.9

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.23	$1.95	$2.18	$1.94
Primary Aluminum(2)	$1.25	$.92	$1.27	$.93
Net Sales:
Fabricated Products	$281.6	$235.9	$872.5	$707.7
Primary Aluminum	49.8	35.7	148.7	108.2

Total Net Sales	$331.4	$271.6	$1,021.2	$815.9

Segment Operating Income (Loss)(3):
Fabricated Products(4)(6)	$29.1	$25.7	$90.3	$66.3
Primary Aluminum(5)	2.8	5.2	15.2	13.4
Corporate and Other	(13.1)	(10.9)	(33.4)	(27.7)
Other Operating (Charges) Credits, Net(7)	2.9	(.3)	2.0	(6.5)

Total Operating Income	$21.7	$19.7	$74.1	$45.5

Discontinued Operations	$—	$8.0	$4.3	$386.9

Reorganization Items(8)	$3,108.1	$(8.2)	$3,093.1	$(25.3)

Net Income(3)	$3,122.4	$16.6	$3,158,3	$390.7

Capital Expenditures (excluding discontinued operations)	$11.6	$11.8	$39.7	$20.4

(1)	Average realized prices for the Company’s Fabricated products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business — Business Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	Average realized prices for the Company’s Primary aluminum business unit exclude hedging revenues.

(3)	As previously reported, the Company restated its operating results for the three month and nine months ended September 30, 2005. See Note 15 of Notes to Interim Consolidated Financial Statements for information regarding the restatement.

(4)	Operating results for the three months ended September 30, 2006 include a non-cash LIFO inventory benefit of $3.3 million and metal losses of approximately $2.7 million. Operating results for the nine months ended September 30, 2006 include a net non-cash LIFO inventory charge of $18.4 million and metal profits of approximately $13.9 million. There were no LIFO charges or benefits in the three or nine months ended September 30, 2005. Metal profits (losses) in the three and nine months ended September 30, 2005, were approximately $.3 million and $ (2.3) million, respectively.

(5)	Primary Aluminum includes non-cash mark-to-market gains (losses) totaling $1.0 million and $(1.0) million in the three months ended September 30, 2006 and 2005, respectively, and $8.1 million and $(4.5) million in the nine months ended September 30, 2006 and 2005, respectively. For further discussion regarding mark-to-market matters, see Note 9 of Notes to Interim Consolidated Financial Statements.

(6)	Fabricated Products includes non-cash mark-to-market losses totaling $1.6 million and $1.5 million in the three month and year to date periods ended September 30, 2006. For further discussion regarding mark-to-market matters, see Note 9 of Notes to Interim Consolidated Financial Statements.

(7)	See Note 10 of Notes to Interim Consolidated Financial Statements for a discussion of the components of Other operating charges and the business segment to which the items relate.

(8)	See Note 13 of Notes to Interim Consolidated Financial Statements for a discussion of Reorganization items.

Overview

Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the aerospace, automotive, distribution, and packaging markets. Such changes in demand can directly affect the Company’s earnings by impacting the overall volume and mix of such products sold.

Changes in primary aluminum prices also affect the Company’s Primary aluminum business unit and expected earnings under any fixed price fabricated products contracts. The Company manages the risk of fluctuations in the price of primary aluminum through a combination of pricing policies, internal hedges and financial derivatives. The Company’s operating results are also, albeit to a lesser degree, sensitive to changes in prices for power and natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of the possible impacts of the reorganization on the Company’s sensitivity to changes in market conditions, see Item 3. “Quantitative and Qualitative Disclosures About Market Risks, Sensitivity.”

During the nine months ended September 30, 2005, the average London Metal Exchange transaction price (“LME price”) per pound of primary aluminum was $.83 per pound. During the nine months ended September 30, 2006, the average LME price per pound for primary aluminum was approximately $1.14. At October 31, 2006, the LME price was approximately $1.29 per pound.

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Summary.  The Company reported net income of $3,122.4 million for the three months ended September 30, 2006, compared to net income of $16.6 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company reported net income of $3,158.3 million, compared to net income $390.7 million for the same period in 2005. Net income for the three and nine months ended September 30, 2006 includes a non-cash gain of $3,113.1 million related to the Plan implementation and application of fresh start accounting. Net income for the nine months ended September 30, 2005 includes $365.6 million related to the gain on the sale of QAL and favorable QAL operating results prior to its sale on April 1, 2005. Both the three months and year-to-date periods in 2006 and 2005 include a number of non-run-rate items that are more fully explained in the section below.

Net sales in the three months ended September 30, 2006 totaled $331.4 million compared to $271.6 in the three months ended September 30, 2005. Net sales for the nine months ended September 30, 2006 totaled $1,021.2 million compared to $815.9 for the nine months ended September 30, 2005. As more fully discussed below, the increase in revenues is primarily the result of the increase in the market price for primary aluminum and such increases do not necessarily directly translate to increased profitability because (a) a substantial portion of the business conducted by the Fabricated Products business unit passes primary aluminum prices on directly to customers and (b) as the Company’s hedging activities, while limiting the Company’s risk of losses, may limit the Company’s ability to participate in price increases.

Fabricated Aluminum Products.  Net sales of fabricated products increased by 19% to $281.6 million during the third quarter of 2006 as compared to the same period in 2005 primarily due to a 14% increase in average realized prices and a 5% increase in shipments. For the nine month period ended September 30, 2006, net sales of fabricated products increased by 23% to $872.5 million as compared to the same period in 2005, primarily due to a 12% increase in average realized prices and a 9% increase in shipments. The increase in the average realized prices primarily reflects higher underlying primary aluminum prices. The increase in volume in 2006 was led by aerospace and defense-related shipments. Shipments improved for all broad product lines in the 2006 nine-month period.

Operating income for the third quarter of 2006 of $29.1 million was approximately $3.4 million higher than the third quarter of 2005. Operating income for the quarter ended September 30, 2006 included an approximate $5 million favorable impact (as compared to prior year) from higher shipments, stronger conversion prices (representing the value added from the fabrication process) and favorable scrap raw material costs. Energy costs were similar in both periods. Major maintenance costs in the third quarter of 2006 were higher than 2005 by approximately $1.8 million, primarily reflecting lower spending during the first six months of 2006, and cost performance was modestly below the prior year. Depreciation expense in the three months ended September 30, 2006 was approximately $2.2 lower than in the prior year as a result of the adoption of fresh start accounting. Despite sound underlying operating performance, operating income for the three months ended September 30, 2006 was not substantially higher than operating income in the three months ended September 30, 2005 as the prior year quarter had a particularly strong mix of aerospace products, had increased volumes that had been delayed from the second quarter of 2005, and as the third quarter of 2005 generally began to reflect the further improvement in the aerospace/high strength markets that have continued through the first nine months of 2006.

Operating income for both quarterly periods include certain items management considers non-run-rate items. For the quarter ended September 30, 2006, these non-run-rate items had an approximately $1 million adverse effect, which is approximately $1.3 million worse than the comparable prior year period. The major non-run rate items include:

•	Metal losses in the third quarter of 2006 were approximately $2.7 million (before considering LIFO), which is approximately $3 million worse than the prior year period.

•	A third quarter 2006 non-cash LIFO inventory benefit of $3.3 million. There was no LIFO charge or benefit in the quarter ended September 30, 2005.

•	Mark-to-market charges on energy hedging were approximately $1.6 million in the third quarter of 2006. During the third quarter of 2005, there were no mark-to-market charges.

Operating income for the nine months ended September 30, 2006 of $90.3 million was approximately $24 million higher than the prior year period. Operating income for the year-to-date period also included an approximate $28 million of favorable impact compared to the prior year from higher shipments, stronger conversion prices and favorable scrap raw material costs. Higher energy prices had an approximate $4 million adverse impact on the year-to-date 2006 period versus 2005, but a majority of this impact was offset by favorable cost performance. Major maintenance costs during the first nine months of 2006 were comparable to the same period in 2005. Depreciation and amortization in the nine months ended September 30, 2006 was approximately $2.2 million lower than the prior year period as a result of the adoption of fresh start accounting.

Both nine-month periods include non-run-rate items. These items which are listed below, had a combined approximate $6.0 million adverse impact on the year-to-date 2006 period, which is approximately $3.7 million worse than the comparable prior year period:

•	Metal profits in the nine months ended September 30, 2006 (before considering LIFO implications) of approximately $13.9 million, which is approximately $16.2 million better than the prior year.

•	A non-cash LIFO inventory charge of $18.4 million. There were no LIFO charges or benefits in the 2005 period.

•	Mark-to-market charges on energy hedging in the nine months ended September 30, 2006 were approximately $1.5 million. During the third quarter of 2005, there were no mark-to-market charges.

Segment operating results for 2006 and 2005 include gains (losses) on intercompany hedging activities with the primary aluminum business unit totaling $6.7 million and $31.5 million for the quarter and nine month periods ended September 30, 2006 and $.9 million and $3.4 million for the quarter and nine month periods ended September 30, 2005. These amounts eliminate in consolidation. Segment operating results for the nine month period ended September 30, 2005, exclude defined contribution savings plan charges of approximately $5.4 million (see Note 10 of Notes to Interim Consolidated Financial Statements).

The Company has begun to obtain production from the first furnace that was being added as a part of the $105 million expansion project at the Company’s Trentwood facility. The Company currently expects that furnace to reach full production in the fourth quarter of 2006. A second furnace that is a part of the Trentwood expansion has begun production and is expected to ramp up to full production no later than early 2007. The third furnace expansion and the addition of the stretcher, which will enable the Company to produce heavier gauge plate products, are both expected to be on-line by early 2008. The additional production capacity from the first two furnace expansions should provide the opportunity for increased aerospace and defense-related shipments beginning in the fourth quarter of 2006 and should help offset the potential for lackluster automotive-related shipments due to the current decline in automotive sales.

Primary aluminum.  During the three and nine months ended September 30, 2006, third party net sales of primary aluminum increased 39% and 37%, respectively, compared to the same periods in 2005. The increases were almost entirely attributable to the increases in average realized primary aluminum prices.

The following table recaps (in millions of dollars) the major components of segment operating results for the current and prior year periods as well as the primary factors leading to such differences. Many of such factors that are indicated as being related to product mix, market factors, pricing, etc. are items that are subject to significant fluctuation from period to period and are largely impacted by items outside management’s control. See Part II, Item 1A. Risk Factors in this Report.

			Year-to-Date
	3Q06 vs. 3Q05		2006 vs. 2005
	Operating	Better	Operating	Better
Component	Income	(Worse)	Income	(Worse)	Factor

Sales of production from Anglesey	$11	$3	$38	$15	Market price for primary aluminum
Internal hedging with Fabricated Products	(7)	(6)	(32)	(29)	Eliminates in consolidation
Derivative settlements	(2)	(1)	1	3	Impacted by positions and market prices
Mark-to-market on derivative instruments	1	2	8	13	Impacted by positions and market prices

	$3	$(2)	$15	$2

The improvement in Anglesey-related results, as well as the offsetting adverse internal hedging results, in the three and nine months ended September 30, 2006 over the 2005 periods was driven primarily by increases in primary aluminum market prices. The primary aluminum market-driven improvement in Anglesey-related operating results were offset by an approximate 15% contractual increase in Anglesey’s power costs beginning in 2006 (an adverse change of approximately $1 million per quarter). Also, beginning in the second quarter of 2006, the Anglesey-related results are adversely affected (versus 2005) by a 20% increase in contractual alumina costs related to a new alumina purchase contract that runs through 2007. Power and alumina costs, in general, represent approximately two-thirds of Anglesey’s costs, and as such, future results will be adversely affected by these changes. Further, the nuclear plant that supplies Anglesey its power is currently slated for decommissioning in late 2010. For Anglesey to be able to operate past September 2009 when its current power contract expires, Anglesey will have to secure a new or alternative power contract at prices that make its operation viable. No assurances can be provided that Anglesey will be successful in this regard.

In addition, given the potential for future shutdown and related costs, the Company expects that dividends from Anglesey may be suspended or curtailed either temporarily or permanently while Anglesey studies future cash requirements. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the nine months ended September 30, 2006 and the last five years, cash dividends received were as follows (in millions of dollars): 2006 — $11.7, 2005 — $9.0, 2004 — $4.5, 2003 — $4.3, 2002 — $6.0 and 2001 — $2.8.

Corporate and Other.  Corporate operating expenses represent corporate general and administrative expenses that are not allocated to the Company’s business segments. Corporate operating expenses for the three months ended September 30, 2006 were approximately $2.3 million higher than the comparable period in 2005. The increase in expenses was primarily due to higher incentive compensation accruals of approximately $4.0 million, including an approximate $2.3 million non-cash charge associated with the granting of vested and non-vested shares of the Company’s Common Stock at emergence as more fully discussed in Notes 2 and 7 of Notes to Interim Consolidated Financial Statements. This increase was offset by a general decline in other corporate operating expenses.

Corporate operating expenses for the nine months ended September 30, 2006 were approximately $5.7 million higher than the comparable period in 2005. Incentive compensation accruals were approximately $5.0 million higher than in 2005, including the $2.2 million non-cash charge (discussed above) associated with the vested and non-vested stock grants. Additionally, the Company incurred certain costs it considered largely non-run-rate, including $1.8 million of preparation costs related to the Sarbanes-Oxley Act of 2002 (“SOX”), $.7 million of higher post emergence tax service/preparation costs and $1.1 million of costs associated with certain computer upgrades. The remaining change in the year-to-date period ended September 30, 2006 primarily reflects lower salary and other costs related to the movement toward a post emergence structure.

Once the activity of the Company’s emergence (which will continue through the balance of 2006 and perhaps early 2007) and incremental SOX adoption-related activities are complete, the Company expects there will be a substantial decline in Corporate and other costs.

Corporate operating results for 2005, discussed above, exclude defined contribution savings plan charges of approximately $.5 million (see Note 10 of Notes to Interim Consolidated Financial Statements).

Discontinued Operations.  Operating results from discontinued operations for the nine months ended September 30, 2006 consist of a $7.5 million payment from an insurer for certain residual claims the Company had in respect of the 2000 incident at its Gramercy, Louisiana alumina facility, which was sold in 2004, and the $1.1 million surcharge refund related to certain energy surcharges, which have been pending for a number of years, offset, in part, by a $5.0 million charge resulting from an agreement between the Company and the Bonneville Power Administration for a rejected electric power contract (see Note 14 of Notes to Interim Consolidated Financial Statements). Operating results from discontinued operations for the nine months ended September 30, 2005 include the $365.6 million gain on the sale of the Company’s interests in and related to Queensland Aluminum Limited (“QAL”) and the favorable operating results of the Company’s interests in and related to QAL, which were sold as of April 1, 2005.

Reorganization Items.  Reorganization items increased substantially in the three and nine months ended September 30, 2006 as compared to the same periods in 2005 as a result of the non-cash gain on the implementation of the Plan and application of fresh start accounting of approximately $3,113.1 in the third quarter of 2006. See Notes 1 and 13 of Notes to Interim Consolidated Financial Statements.

Liquidity and Capital Resources

As a result of the filing of the Chapter 11 proceedings, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on their Filing Date were stayed while the Debtors continued business operations as debtors-in-possession, subject to the control and supervision of the Bankruptcy Court. See Note 1 and 13 of Notes to Interim Consolidated Financial Statements for additional discussion of the Chapter 11 proceedings.

Operating Activities.  During the first nine months of 2006, Successor Fabricated products operating activities provided approximately $29 million of cash and Predecessor Fabricated products operating activities provided approximately $13 million of cash. These amounts compare with the first nine months of 2005 when the Predecessor Fabricated products operating activities provided approximately $67 million of cash. Cash provided by Fabricated products in 2006 was primarily due to improved operating results offset in part by increased working capital. The increase in working capital cash requirements in 2006 is primarily the result of the impact of higher primary aluminum prices and increased demand for fabricated aluminum products on inventories and accounts receivable, which is only partially offset by increases in accounts payable. Cash provided by Fabricated products in 2005 was primarily due to improved operating results associated with improving demand for fabricated aluminum products. Working capital change in 2005 was modest. The foregoing analysis of Fabricated products cash flow excludes consideration of pension and retiree cash payments made by the Company on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the “legacy” costs that the Company internally categorizes as a corporate cash outflow. See Corporate and other operating activities below.

During the first nine months of 2006, the Successor operating activities used approximately $14 million of and the Predecessor operating activities provided $36 million of cash flows attributable to the Company’s interests in and related to Anglesey. During the first nine months of 2005, the Predecessor operating activities provided approximately $17 million of cash flows attributable to the Company’s interests in and related to Anglesey.

Successor corporate and other operating activities (including all of the Company’s “legacy” costs) used approximately $12 million and Predecessor corporate and other operating activities used approximately $70 million of cash during the first nine months of 2006. Predecessor corporate and other operating activities in the first nine months of 2005 used $82 million. Cash outflows for Corporate and other operating activities in the first nine months of 2006 and 2005 included: (a) approximately $12 million and $18 million, respectively, in respect of retiree medical obligations and voluntary employee beneficiary associations (“VEBA”) funding for all former and current operating units; (b) payments for reorganization costs of approximately $16 million and $30 million, respectively; and (c) payments in respect of General and Administrative costs totaling approximately $30 million and $20 million, respectively. Cash outflows for Corporate and other operating activities for 2006 also included payments pursuant to plan reorganization of approximately $25 million.

In the first nine months of 2006, Predecessor discontinued operation activities provided $9 million of cash compared to $13 million in the first nine months of 2005. Cash provided by Discontinued operations in 2006 consisted of, as discussed above, the proceeds from an $8 million payment from an insurer and a $1 million refund from commodity interests energy vendors. Cash provided in the first nine months of 2005 consisted of favorable operating results of QAL offset, in part, by foreign tax payments of $10 million.

Investing Activities.  Total capital expenditures for Fabricated products were $38.7 million and $20.1 million for the nine months ended September 30, 2006 and 2005, respectively. Total capital expenditures for Fabricated products are currently expected to be in the $65 million to $75 million range for 2006 and in the $60 million to $70 million range for 2007. The higher level of capital spending in 2006 and 2007 as compared to other recent periods primarily reflects incremental investments, particularly at the Company’s Trentwood facility in Spokane, Washington. The Company initially announced a $75 million expansion project and, in August 2006, announced a follow-on investment of an additional $30 million. The investments are being made primarily for new equipment and furnaces that will enable the Company to supply heavy gauge heat treat stretched plate to the aerospace and general engineering markets and provide incremental capacity. Approximately $45 million of such cost was incurred through the third quarter of 2006 (since the inception of the project during 2005). Besides the Trentwood facility expansion, the Company’s remaining capital spending in 2006 and 2007 will be spread among all manufacturing locations with a significant portion being at the Spokane, Washington facility. A majority of the remaining capital spending is expected to reduce operating costs, improve product quality or increase capacity. However, no other individual project of significant size has been committed at this time.

The level of capital expenditures may be adjusted from time to time depending on the Company’s business plans, price outlook for metal and other products, the Company’s ability to maintain adequate liquidity and other factors. Continuing sales growth and positive market factors may result in the Company increasing its capital spending over the 2006 and 2007 period from the amounts described above. However, no assurances can be provided in this regard.

New Financing Facilities.  On the Effective Date, the Company and certain subsidiaries of the Company entered into a $200.0 million Revolving Credit Facility with a group of lenders, of which up to a maximum of $60 million may be utilized for letters of credit. Under the Revolving Credit Facility, the Company is able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $200 million and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275 million at the request of the Company.

Concurrently with the execution of the Revolving Credit Facility, the Company also entered into a Term Loan Facility that provides for a $50 million term loan and is guaranteed by the Company and certain of its domestic operating subsidiaries. The Term Loan Facility was fully drawn on August 4, 2006. The Term Loan Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Term Loan Facility bear interest at a rate equal to either a premium over a base prime rate or LIBOR, at the Company’s option.

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

The Company currently believes that the cash and cash equivalents, cash flows from operations and cash available under the Revolving Credit Facility will provide sufficient working capital to allow the Company to meet its obligations. During July 2006, the Company borrowed and repaid $8.6 million under the Revolving Credit Facility. At October 31, 2006, there were no borrowings outstanding under the Revolving Credit Facility, there were approximately $15.9 million of outstanding letters of credit under the Revolving Credit Facility and there was $50 million outstanding under the Term Loan Facility.

Capital Structure.

Successor:  On the Effective Date, pursuant to the Plan, all equity interests in the Company outstanding immediately prior to the Effective Date were cancelled without consideration. On the Effective Date, pursuant to the Plan, the Company issued 20,000,000 new shares of its Common Stock to a third-party disbursing agent for distribution in accordance with the Plan. A total of 8,809,900 shares, or approximately 44.0%, were distributed to the VEBA trust that provides benefits for eligible retirees of the Company represented by certain unions and their surviving spouses and eligible dependents (the “Union VEBA”). Trusts established under the Plan that assume responsibility for certain tort claims, including asbestos personal injury claims received approximately 1,199,171, or approximately 6%, of the shares of Common Stock issued pursuant to the Plan. Based on information currently available to the Company, except as set forth above, no person or entity received more than 5% of the shares of Common Stock distributed pursuant to the Plan. As discussed in Note 6 of Notes to Interim Consolidated Financial Statements, there are restrictions on the transfer of Common Stock. In addition, under the Revolving Credit Facility and the Term Loan Facility, there are restrictions on the purchase of new Common Stock by the Company and limitations on dividends.

Predecessor:  Prior to the Effective Date, MAXXAM Inc. (“MAXXAM”) and one of its wholly owned subsidiaries collectively owned approximately 63% of the Company’s common stock, with the remaining approximately 37% of the Company’s common stock being publicly held. However, as discussed in Note 13 of Notes to Interim Consolidated Financial Statements, pursuant to the Plan, all equity interests in the Company outstanding immediately prior to the Effective Date were cancelled without consideration upon the Company’s emergence from Chapter 11 on the Effective Date.

New Accounting Pronouncements

The section “New Accounting Pronouncements” from Note 2 of Notes to Interim Consolidated Financial Statements is incorporated herein by reference.

Critical Accounting Policies

Critical accounting policies fall into two broad categories. The first type of critical accounting policies includes those that are relatively straight forward in their application, but which can have a significant impact on the reported balances and operating results (such as revenue recognition policies, inventory accounting methods, etc). The first type of critical accounting policies is outlined in Note 2 of Notes to Interim Consolidated Financial Statements and is not addressed below. The second type of critical accounting policies includes those that are both very important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies of the Company after emergence from Chapter 11 will, in some cases, be different from those before emergence (as many of the significant judgments affecting the financial statements related to matters/items directly a result of the Chapter 11 proceedings or related to liabilities that were resolved pursuant to the Plan). See the Notes to Interim Consolidated Financial Statements for discussion of possible differences.

While the Company believes that all aspects of its financial statements should be studied and understood in assessing its current (and expected future) financial condition and results, the Company believes that the accounting policies that warrant additional attention include:

1. Application of fresh start accounting.

Upon emergence from Chapter 11, the Company applied “fresh start” accounting to its consolidated financial statements as required by SOP 90-7. As such, in July 2006, the Company adjusted its stockholders’ equity to equal the reorganization value of the entity at emergence. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) were reset to zero. The Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair value at the emergence date based, in part, on information from a third party appraiser. Such items as current liabilities, accounts receivable and cash reflected values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities were significantly adjusted from amounts previously reported. Because fresh start accounting was adopted at emergence and because of the significance of liabilities subject to compromise that were relieved upon emergence, meaningful comparisons between the historical financial statements and the financial statements from and after emergence are difficult to make.

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

3. The Company’s judgments and estimates in respect of its employee defined benefit plans.

Defined benefit pension and post retirement medical obligations included in the consolidated financial statements at June 30, 2006 and at prior dates are based on assumptions that were subject to variation from year-to-year. Such variations could have caused the Company’s estimate of such obligations to vary significantly. Restructuring actions relating to the Company’s exit from most of its commodities businesses (such as the indefinite curtailment of the Mead smelter) also had a significant impact on such amounts.

The most significant assumptions used in determining the estimated year-end obligations were the assumed discount rate, long-term rate of return (“LTRR”) and the assumptions regarding future medical cost increases. Since recorded obligations represent the present value of expected pension and postretirement benefit payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligations to decline. The LTRR on plan assets reflects an assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plans). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy pension and postretirement obligations to increase, yielding a reduced net expense in respect of these obligations. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy pension and postretirement obligations and, thus, cause the net expense in respect of these obligations to increase. As the assumed rate of increase in medical costs went up, so did the net projected obligation. Conversely, if the rate of increase was assumed to be smaller, the projected obligation declined.

4. The Company’s judgments and estimates in respect to environmental commitments and contingencies.

The Company is subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of such laws and regulations and to claims and litigation based upon such laws and regulations. Based on the Company’s evaluation of environmental matters, the Company has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred on a going concern basis in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology and the Company’s assessment of the likely remediation action to be taken. However, making estimates of possible environmental remediation costs is subject to inherent uncertainties. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.

See Note 8 of Notes to Interim Consolidated Financial Statements for additional information in respect of environmental contingencies.

5. Company’s judgments and estimates in respect of conditional asset retirement obligations.

Companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under current accounting guidelines, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. As more fully discussed in Note 2 of Notes to Interim Consolidated Financial Statements, the Company has evaluated its exposures to CAROs and determined that it has CAROs at several of its facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older facilities if such facilities were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, the Company recorded an estimated CARO liability of approximately $2.7 million at December 31, 2005 and such amount will increase substantially over time.

The estimation of CAROs is subject to a number of inherent uncertainties including: (a) the timing of when any such CARO may be incurred, (b) the ability to accurately identify all materials that may require special handling, treatment, etc., (c) the ability to reasonably estimate the total incremental special handling and other costs, (d) the ability to assess the relative probability of different scenarios which could give rise to a CARO, and (e) other factors outside a company’s control including changes in regulations, costs, interest rates, etc. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments and probable scenarios considered by the Company, which could, in turn, have a material impact on the Company’s future financial statements.

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

7. Income Tax Provisions in Interim Periods.

In accordance with GAAP, financial statements for interim periods are to include an income tax provision based on the effective tax rate expected to be incurred in the current year. Accordingly, estimates and judgments must be made by the Company (by taxable jurisdiction) as to the amount of taxable income that may be generated, the availability of deductions and credits expected and the availability of net operating loss carryforwards or other tax attributes to offset taxable income. Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and many other items. For purposes of preparing the September 30, 2006 unaudited financial statements, the Company has considered its actual operating results in the first nine months of 2006 as well as its forecasts for the balance of the year. Based on this and other available information, the Company currently forecasts that it will not generate U.S. taxable income for the full year. However, among other things, should (i) actual results for the balance of 2006 vary from that in the nine months of 2006 and the Company’s forecasts due to one or more of the factors cited above or in Part II, Item 1A. Risk Factors in this Report, (ii) income be distributed differently than expected among tax jurisdictions, (iii) one or more material events or transactions occur which were not contemplated, (iv) other uncontemplated transactions occur, or (v) certain expected deductions, credits or carryforwards not be available, it is possible that the effective tax rate for 2006 could vary materially from the assessments used to prepare the September 30, 2006 interim consolidated financial statements included elsewhere herein. Additionally, following emergence, the Company’s tax provision will be affected by the impacts of Plan and by the application of fresh start reporting. See Note 6 of Notes to Interim Consolidated Financial Statements for additional discussion of these matters.

8. Predecessor Reporting While in Reorganization.

The interim consolidated financial statements as of and for the six month period ended June 30, 2006, were prepared on a “going concern” basis in accordance with SOP 90-7 and did not include the impacts of the Plan including adjustments relating to recorded asset amounts, the resolution of liabilities subject to compromise and the cancellation of the interests of stockholders as of June 30, 2006. Adjustments related to the Plan materially affected the consolidated financial statements included elsewhere in this Report as more fully shown in the opening July 1, 2006 balance sheet presented in Note 1 of Notes to Interim Consolidated Financial Statements.

In addition, during the course of the Chapter 11 proceedings, there were material impacts including:

•	Additional pre-Filing Date claims were identified through the proof of claim reconciliation process and arose in connection with actions taken by the Debtors in the Chapter 11 proceedings. For example, while the Debtors considered rejection of the Bonneville Power Administration (“BPA”) contract to be in the Company’s best long-term interests, the rejection resulted in an approximate $75.0 million claim by the BPA. In the second quarter of 2006, an agreement between the Company and the BPA was approved by the Bankruptcy Court under which the claim was settled for a pre-petition claim of $6.1 million.

•	The amount of pre-Filing Date claims ultimately allowed by the Bankruptcy Court in respect of contingent claims and benefit obligations were materially different from the amounts reflected in the Company’s consolidated financial statements.

•	As more fully discussed below, changes in business plans precipitated by the Chapter 11 proceedings resulted in significant charges associated with the disposition of assets.

Contractual Obligations and Commercial Commitments

The following summarizes the Company’s significant contractual obligations at September 30, 2006 (dollars in millions):

		Payments Due in
		Less Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$50.0	$—	$—	$50.0	$—
Operating leases	7.4	2.6	3.1	1.6	.1

Total cash contractual obligations	$57.4	$2.6	$3.1	$51.6	$.1

The following paragraphs summarize the Company’s off-balance sheet arrangements.

As of September 30, 2006, outstanding letters of credit under the Revolving Credit Facility were approximately $17.7 million, substantially all of which expire within approximately twelve months. The letters of credit relate primarily to insurance, environmental and other activities.

The Company has agreements to supply alumina to and to purchase aluminum from Anglesey, a 49.0%-owned entity that owns and operates an aluminum smelter in Holyhead, Wales. Both the alumina sales agreement and primary aluminum purchase agreement are tied to primary aluminum prices.

Employee benefit plans include the following:

•	A commitment to provide one or more defined contribution plan(s) as a replacement for the five defined benefit pension plans for hourly bargaining unit employees at four of the Company’s production facilities and one inactive operation (the “Hourly DB Plans”). The Hourly DB Plans at the four production facilities will, as more fully discussed in Note 7 of Notes to Interim Consolidated Financial Statements, likely be terminated during the fourth quarter of 2006, effective as of October 10, 2006, pursuant to a court ruling received in July 2006. It is anticipated that the replacement defined contribution plans for the production facilities will provide for an annual contribution of one dollar per hour worked by bargaining unit employee and, in certain instances, will provide for certain matching of contributions.

•	A defined contribution savings plan for hourly bargaining unit employees (the “Hourly DC Plan”) at all of the Company’s other production facilities (not covered by the Hourly DB Plans). Pursuant to the terms of Hourly DC Plan, the Company will be required to make annual contributions to the Steelworkers Pension Trust on the basis of one dollar per United Steelworker (“USW”) employee hour worked at two facilities. The Company will also be required to make contributions to a defined contribution savings plan for active USW employees that will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on the employee’s age. Similar defined contribution savings plans have been established for non-USW hourly employees subject to collective bargaining agreements. The Company currently estimates that contributions to all such plans will range from $3.0 million to $6.0 million per year.

•	A defined contribution savings plan for salaried and non-bargaining unit hourly employees (the “Salaried DC Plan”) providing for a match of certain contributions made by employees plus a contribution of between 2% and 10% of their salary depending on their age and years of service.

•	An annual variable cash contribution to two VEBAs. The amount to be contributed to the VEBAs will be 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal element of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0 million. Such annual payments will not exceed $20.0 million and will also be limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0 million. Such amounts will be determined on an annual basis and payable no later than March 31 of the following year. However, the Company has the ability to offset amounts that would otherwise be due to the VEBAs with approximately $12.7 million of excess contributions made to the VEBAs prior to the Effective Date.

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

	Cash Payments for
	Capital Expenditures, Income Taxes, Interest Expense, etc.
EBITDA	$25.0	$50.0	$75.0	$100.0

$ 20.0	$—	$—	$—	$—
40.0	1.5	—	—	—
60.0	5.0	1.0	—	—
80.0	9.0	4.0	.5	—
100.0	13.0	8.0	3.0	—
120.0	17.0	12.0	7.0	2.0
140.0	20.0	16.0	11.0	6.0
160.0	20.0	20.0	15.0	10.0
180.0	20.0	20.0	19.0	14.0
200.0	20.0	20.0	20.0	18.0

•	A short term incentive compensation plan for management payable in cash which is based primarily on earnings, adjusted for certain safety and performance factors. Most of the Company’s locations have similar programs for both hourly and salaried employees.

•	A stock-based long-term incentive plan for key managers. As more fully discussed in Note 7 of Notes to Interim Consolidated Financial Statements, an initial, emergence-related award was made under this program. Additional awards are expected to be made in future years.

In connection with the sale of the Company’s interests in and related to the Gramercy, Louisiana facility and Kaiser Jamaica Bauxite Company, the Company indemnified the buyers against losses suffered by the buyers that result from any breaches of certain seller representations and warranties up to $5 million. Upon the closing of the transaction, such amount was recorded in long-term liabilities in the accompanying financial statements. A claim for the full amount of the indemnity has been made. In October 2006, the claimant filed a revised report to indicate that its claim was approximately $2 million and has separately filed for summary judgment in respect to its claim. The Company continues to evaluate the claim and, as such, has no basis or enough information to revise the accrual. The indemnity expired with respect to additional claims in October 2006.

During the third quarter of 2005 and August 2006, the Company placed orders for certain equipment and/or services intended to augment the Company’s heat treat and aerospace capabilities at the Company’s Trentwood facility in Spokane, Washington in respect of which the Company expects to become obligated for costs likely to total in the range of $105 million, approximately $45 million of such cost was incurred in 2005 and through the third quarter of 2006. The balance is expected to be incurred primarily over the remainder of 2006 and 2007, with the majority of the remaining costs being incurred in 2007.

At September 30, 2006, there was still approximately $7.1 million of accrued, but unpaid professional fees that have been approved for payment by the Bankruptcy Court. Additionally, certain professionals had “success” fees due upon the Company’s emergence from Chapter 11. Approximately $5 million of such amounts were borne by the Company and were recorded in connection with emergence and fresh start accounting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 3 and 13 of Notes to Interim Consolidated Financial Statements, the Company historically has utilized derivative transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate the Company’s exposure to changes in foreign currency exchange rates.

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

As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es) ) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the nine months ended September 30, 2005; the period from January 1, 2006 to July 1, 2006 and the period from July 1, 2006 through September 30, 2006 for which the Company had price risk were (in millions of pounds) 109.6, 103.9 and 49.1, respectively.

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

At September 30, 2006, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases during the fourth quarter of 2006 and for the period 2007 — 2010 totaling approximately (in millions of pounds): 2006: 69, 2007: 116, 2008: 94, 2009: 71 and 2010: 72.

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

Energy.  The Company is exposed to energy price risk from fluctuating prices for natural gas. The Company estimates that, before consideration of any hedging activities, each $1.00 change in natural gas prices (per mcf) impacts the Company’s annual pre-tax operating results by approximately $4.0 million.

The Company from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy-related financial investments. As of October 1, 2006, the Company had fixed price purchase contracts which cap the average price the Company would pay for natural gas so that, when combined with price limits in the physical gas supply agreement, the Company’s exposure to increases in natural gas prices has been substantially limited for approximately 76% of the natural gas purchases from October 2006 through December 2006, 31% of natural gas purchases from January 2007 through March 2007, and 14% of natural gas purchases from April 2007 through June 2007.

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

During the final reporting and closing process relating to our first quarter of 2005, we evaluated the accounting treatment for the VEBA payments and concluded that such payments should be presented as a period expense. As more fully discussed in Note 16 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, during our reporting and closing process relating to the preparation of the December 31, 2005 financial statements and analyzing the appropriate post-emergence accounting treatment for the VEBA payments, the Company concluded that the VEBA payments made in 2005 should have been presented as a reduction of pre-petition retiree medical obligations rather than as a period expense. While the incorrect accounting treatment employed relating to the VEBA payments did indicate that a deficiency in the Company’s internal controls over financial reporting existed at December 31, 2005, such deficiency was fully remediated during the final reporting and closing process in connection with the preparation of the December 31, 2005 financial statements and, accordingly, did not exist at the end of subsequent periods.

During the first quarter of 2006 as part of the final reporting and closing process relating to the preparation of the December 31, 2005 financial statements, the Company concluded that our controls and procedures were not effective as of the end of the period covered by that report because a material weakness in internal control over financial reporting existed relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Specifically, we lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed effectively such that each of the complex documentation requirements for hedge accounting treatment set forth in SFAS No. 133 were evaluated appropriately. More specifically, the Company’s documentation did not comply with SFAS No. 133 in respect to the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transaction to which they relate. The Company believed that the derivatives it was using would qualify for the “short-cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction.

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

The Company is working to modify its documentation and to re-qualify open and post 2005 derivative transactions for treatment as hedges. Specifically, the Company will, as a part of the re-designation process, modify the documentation in respect of all its derivative transactions to require the “long form” method of testing and supporting correlation. The Company also intends to have outside experts review its revised documentation once completed and to use such experts to perform reviews of documentation in respect of any new forms of documentation on future transactions and to do periodic reviews to help reduce the risk that other instances of non-compliance with SFAS No. 133 will occur. However, as SFAS No. 133 is a complex document and different interpretations are possible, absolute assurances cannot be provided that such improved controls will prevent any/all instances of non-compliance.

As a result of the material weakness, we restated our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. In light of these restatements, our management, including our principal executive officer and principal financial officer, determined that this deficiency constituted a material weakness in our internal control over financial reporting at December 31, 2005. Having identified the material weakness prior to the end of the first quarter of 2006, we changed our accounting for derivative instruments from hedge treatment to mark-to-market treatment in our financial statements for first quarter of 2006 and subsequent periods in order to comply with GAAP. While we believe this change in our accounting for derivative instruments technically resolves the material weakness from a GAAP perspective, the Company believes that hedge accounting treatment is more desirable than mark-to-market accounting treatment and, accordingly, the Company will not, from its own perspective, consider this matter to be fully remediated until it completes all the steps outlined above and requalifies its derivatives for hedge accounting treatment under GAAP.

Changes in Internal Controls Over Financial Reporting.  The Company did not have any change in its internal controls over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to affect, its internal controls over financial reporting. However, as more fully described below, the Company does not currently believe its internal control environment is as strong as it has been in the past.

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

As previously announced, in January 2006, the Company’s Vice President (“VP”) and Chief Financial Officer (“CFO”) resigned. His decision to resign was based on a personal relationship with another employee, which the Company determined to be inappropriate. The resignation was in no way related to the Company’s internal controls, financial statements, financial performance or financial condition. The Company formed the “Office of the CFO” and split the CFO’s duties between the Company’s Chief Executive Officer and two long tenured financial officers, the VP-Treasurer and VP-Controller. In February 2006, a person with a significant corporate accounting role resigned. This person’s duties were split between the VP-Controller and other key managers in the corporate accounting group. The Company also used certain former personnel to augment the corporate accounting team. In May 2006, the Company hired a new CFO, and over recent months, the Company has upgraded its corporate accounting and financial staffs with respect to certain key roles.

The relocation and changes in personnel described above have made the 2005 year-end and 2006 accounting and reporting processes more difficult due to the combined loss of the two individuals and reduced amounts of institutional knowledge in the new corporate accounting group. For these reasons, while the Company applied its normal internal controls over financial reporting in the preparation of this Report, the Company notes that the level of assurance it has with respect to its internal controls over financial reporting is not as strong as it has been in past periods.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Part I, Item 3, “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2005 for information concerning material legal proceedings with respect to the Company.

Reorganization Proceedings

Notes 1, 13 and 18 of Notes to Interim Consolidated Financial Statements are incorporated herein by reference. Pursuant to the Plan, all asbestos personal injury claims were resolved and will have no continuing effects on the Company after emergence.

Other Environmental Matters

The Company is working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington relating to the historical use of oils containing PCBs at our Trentwood facility in Spokane, Washington before 1978. During April 2004, the Company was served with a subpoena for documents and was notified by Federal authorities that they are investigating certain environmental compliance issues with respect to the Company’s Trentwood facility in the State of Washington. This investigation is ongoing. The Company believes it currently is in compliance in all material respects with all applicable environmental law and requirements at the facility. The Company intends to defend any claims or charges, if any which may result, vigorously. The Company cannot, however, assess what, if any, impact this matter may have on the Company’s financial statements.

Item 1A.  Risk Factors.

As a part of the Company’s emergence-related activities, the Company reviewed the risk factors included in the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2005 and undertook to update such risk factors for the Company’s post emergence facts and circumstances. The Company’s updated risk factors are set forth below and replace the risk factors presented in the 2005 Form 10-K.

We recently emerged from Chapter 11 bankruptcy, have sustained losses in the past and may not be able to maintain profitability.

Because we recently emerged from Chapter 11 bankruptcy and have in the past sustained losses, we cannot assure you that we will be able to maintain profitability in the future. We sought protection under Chapter 11 of the Code in February 2002. We emerged from bankruptcy as a reorganized entity on July 6, 2006. Prior to and during this reorganization, we incurred substantial net losses, including net losses of $788.3 million, $746.8 million and $753.7 million in the fiscal years ended December 31, 2003, 2004 and 2005, respectively. If we cannot maintain profitability, the value of an investor’s investment in the Company may decline.

An investor may not be able to compare our historical financial information to our future financial information, which will make it more difficult to evaluate an investment in our company.

As a result of the effectiveness of our plan of reorganization on July 6, 2006, we are operating our business under a new capital structure. In addition, we adopted fresh start accounting in accordance with American Institute of Certified Public Accountants Statements of Position 90-7 (“SOP-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code as of July 1, 2006. Because SOP 90-7 requires us to account for our assets and liabilities at their fair values as of the effectiveness of our plan of reorganization, our financial condition and results of operations from and after July 1, 2006 will not be comparable in some material respects to the financial condition or results of operations reflected in our historical financial statements at dates or for periods prior to July 1, 2006. This may make it difficult to assess our future prospects based on historical performance.

We operate in a highly competitive industry which could adversely affect our profitability.

The fabricated products segment of the aluminum industry is highly competitive. Competition in the sale of fabricated aluminum products is based upon quality, availability, price and service, including delivery performance. Many of our competitors are substantially larger than we are and have greater financial resources than we do, and may have other strategic advantages, including more efficient technologies or lower raw material and energy costs. Our facilities are primarily located in North America. To the extent that our competitors have production facilities located outside North America, they may be able to produce similar products at a lower cost. We may not be able to adequately reduce costs to compete with these products. Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, any one of which could have a material adverse effect on our financial position, results of operations and cash flows.

We depend on a core group of significant customers.

In 2005 and for the nine months ended September 30, 2006, our largest fabricated products customer, Reliance Steel & Aluminum, accounted for approximately 11% and 19%, respectively, of our fabricated products net sales, and our five largest customers accounted for approximately 33% and 42%, respectively, of our fabricated products net sales. The increase in the percentage of our net sales to our largest fabricated products customer is the result of Reliance acquiring one of our other top five customers in the second quarter of 2006. Sales to Reliance and the other customer (on a combined basis) accounted for approximately 19% of our net sales in 2005 and for the nine months ended September 30, 2006. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. The loss of Reliance as a customer could have a material adverse effect on our financial position, results of operations and cash flows. In addition, a significant downturn in the business or financial condition of any of our significant customers could materially and adversely affect our financial position, results of operations and cash flows.

Some of our current and former international customers, particularly automobile manufacturers in Europe and Japan, were reluctant to do business with us while we underwent Chapter 11 bankruptcy reorganization, presumably because of their unfamiliarity with U.S. bankruptcy laws and the uncertainty about the strength of our business. Although we believe our emergence from Chapter 11 bankruptcy should mitigate such reluctance, we can give no assurance that this will be the case.

Our industry is very sensitive to foreign economic, regulatory and political factors that may adversely affect our business.

We import primary aluminum from, and manufacture fabricated products used in, foreign countries. We also own 49% of Anglesey Aluminium Limited (“Anglesey”), which owns and operates an aluminum smelter in the United Kingdom. We purchase alumina to supply to Anglesey and we purchase aluminum from Anglesey for sale to a third party in the United Kingdom. Factors in the politically and economically diverse countries in which we operate or have customers or suppliers, including inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems, could affect our financial position, results of operations and cash flows. Our financial position, results of operations and cash flows could also be adversely affected by:

•	acts of war or terrorism or the threat of war or terrorism;

•	government regulation in the countries in which we operate, service customers or purchase raw materials;

•	the implementation of controls on imports, exports or prices;

•	the adoption of new forms of taxation;

•	the imposition of currency restrictions;

•	the nationalization or appropriation of rights or other assets; and

•	trade disputes involving countries in which we operate, service customers or purchase raw materials.

The aerospace industry is cyclical and downturns in the aerospace industry, including downturns resulting from acts of terrorism, could adversely affect our revenues and profitability.

We derive a significant portion of our revenue from products sold to the aerospace industry, which is highly cyclical and tends to decline in response to overall declines in industrial production. As a result, our business is affected by overall levels of industrial production and fluctuations in the aerospace industry. The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, by the state of U.S. and world economies and numerous other factors, including the effects of terrorism. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, regulatory changes, the retirement of older aircraft and technological improvements to new aircraft engines that increase reliability. The timing, duration and severity of cyclical upturns and downturns cannot be predicted with certainty. A future downturn or reduction in demand could have a material adverse effect on our financial position, results of operations and cash flows.

In addition, because we and other suppliers are expanding production capacity to alleviate the current supply shortage for heat treat aluminum plate, heat treat plate prices may eventually begin to decrease as production capacity increases. Although we have implemented cost reduction and sales growth initiatives to minimize the impact on our results of operations as heat treat plate prices return to more typical historical levels, these initiatives may not be adequate and our financial position, results of operations and cash flows may be adversely affected.

A number of major airlines have also recently undergone or are undergoing Chapter 11 bankruptcy and continue to experience financial strain from high fuel prices. Continued financial instability in the industry may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.

The aerospace industry suffered significantly in the wake of the events of September 11, 2001, resulting in a sharp decrease globally in new commercial aircraft deliveries and order cancellations or deferrals by the major airlines. This decrease reduced the demand for our aerospace and high strength products (“Aero/HS products”). While there has been a recovery since 2001, the threat of terrorism and fears of future terrorist acts could negatively affect the aerospace industry and our financial position, results of operations and cash flows.

Our customers may reduce their demand for aluminum products in favor of alternative materials.

Our fabricated aluminum products compete with products made from other materials, such as steel and composites, for various applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of alternative materials to aluminum, such as composites, in order to reduce the weight and increase the fuel efficiency of aircraft. The willingness of customers to accept substitutions for aluminum or the ability of large customers to exert leverage in the marketplace to reduce the pricing for fabricated aluminum products could adversely affect the demand for our products, particularly our Aero/HS products, and thus adversely affect our financial position, results of operations and cash flows.

Downturns in the automotive industry could adversely affect our net sales and profitability.

The demand for many of our general engineering and custom products is dependent on the production of automobiles, light trucks and heavy duty vehicles in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. The North American automotive industry is facing costly inventory corrections which could adversely affect our net sales and profitability. Recent production cuts announced by General Motors Corporation, Ford Motor Company and DaimlerChrysler AG, as well as cutbacks in heavy duty truck production, may adversely affect the demand for our products. If the financial condition of these auto manufacturers continues to be unsteady or if any of the three seek restructuring or relief through bankruptcy proceedings, the demand for our products may decline, adversely affecting our net sales and profitability. Any decline in the demand for new automobiles, particularly in the United States, could have a material adverse effect on our financial position, results of operations and cash flows. Seasonality experienced by the automotive industry in the third and fourth quarters of the calendar year also affects our financial position, results of operations and cash flows.

Because our products are often components of our customers’ products, reductions in demand for our products may be more severe than, and may occur prior to reductions in demand for, our customers’ products.

Our products are often components of the end-products of our customers. Customers purchasing our fabricated aluminum products, such as those in the cyclical automotive and aerospace industries, generally require significant lead time in the production of their own products. Therefore, demand for our products may increase prior to demand for our customers’ products. Conversely, demand for our products may decrease as our customers anticipate a downturn in their respective businesses. As demand for our customers’ products begins to soften, our customers typically reduce or eliminate their demand for our products and meet the reduced demand for their products using their own inventory without replenishing that inventory, which results in a reduction in demand for our products that is greater than the reduction in demand for their products. This amplified reduction in demand for our products in the event of a downswing in our customers’ respective businesses may adversely affect our financial position, results of operations and cash flows.

Our business is subject to unplanned business interruptions which may adversely affect our performance.

The production of fabricated aluminum products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, transportation interruptions and supply interruptions. Operational interruptions at one or more of our production facilities, particularly interruptions at our Trentwood facility in Spokane, Washington where our production of plate and sheet is concentrated, could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own production due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Such interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.

Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.

Our revolving credit facility and term loan facility contain negative and financial covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on creating liens, engaging in mergers, consolidations and sales of assets, incurring additional indebtedness, providing guaranties, engaging in different businesses, making loans and investments, making certain dividends, debt and other restricted payments, making certain prepayments of indebtedness, engaging in certain transactions with affiliates and entering into certain restrictive agreements. If we fail to satisfy the covenants set forth in our revolving credit facility and term loan facility or another event of default occurs under these facilities, the maturity of the loans could be accelerated or, in the case of the revolving credit facility, we could be prohibited from borrowing for our working capital needs. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all. If we cannot borrow under the revolving credit facility to meet our working capital needs, we would need to seek additional financing, if available, or curtail our operations.

We depend on our subsidiaries for cash to meet our obligations and pay any dividends.

We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries’ ability to make any payment will depend on their earnings, the terms of their indebtedness (including the revolving credit facility and term loan facility), tax considerations and legal restrictions.

We may not be able to successfully implement our productivity and cost reduction initiatives.

We have undertaken and may continue to undertake productivity and cost reduction initiatives to improve performance, including deployment of company-wide business improvement methodologies, such as our production system, the Kaiser Production System, which involves the integrated utilization of application and advanced process engineering and business improvement methodologies such as lean enterprise, total productive maintenance and six sigma. We cannot assure you that these initiatives will be completed or beneficial to us or that any estimated cost saving from such activities will be realized. Even if we are able to generate new efficiencies successfully in the short to medium term, we may not be able to continue to reduce cost and increase productivity over the long term.

Our profitability could be adversely affected by increases in the cost of raw materials.

The price of primary aluminum has historically been subject to significant cyclical price fluctuations, and the timing of changes in the market price of aluminum is largely unpredictable. Although our pricing of fabricated aluminum products is generally intended to pass the risk of price fluctuations on to our customers, we may not be able to pass on the entire cost of such increases to our customers or offset fully the effects of higher costs for other raw materials, which may cause our profitability to decline. There will also be a potential time lag between increases in prices for raw materials under our purchase contracts and the point when we can implement a corresponding increase in price under our sales contracts with our customers. As a result, we may be exposed to fluctuations in raw materials prices, including aluminum, since, during the time lag, we may have to bear the additional cost of the price increase under our purchase contracts. If these events were to occur, they could have a material adverse effect on our financial position, results of operations and cash flows. Furthermore, we are party to arrangements based on fixed prices that include the primary aluminum price component, so that we bear the entire risk of rising aluminum prices, which may cause our profitability to decline. In addition, an increase in raw materials prices may cause some of our customers to substitute other materials for our products, adversely affecting our results of operations due to both a decrease in the sales of fabricated aluminum products and a decrease in demand for the primary aluminum produced at Anglesey.

We are responsible for selling alumina to Anglesey in proportion to our ownership percentage at a predetermined price. Such alumina currently is purchased under contracts that extend through 2007 at prices that are tied to primary aluminum prices. We will need to secure a new alumina contract for the period after 2007. We cannot assure you that we will be able to secure a source of alumina at comparable prices. If we are unable to do so, our financial position, results of operations and cash flows associated with our primary aluminum business segment may be adversely affected.

The price volatility of energy costs may adversely affect our profitability.

Our income and cash flows depend on the margin above fixed and variable expenses (including energy costs) at which we are able to sell our fabricated aluminum products. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our production facilities affect operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. The price of the front-month futures contract for natural gas per million British thermal units as reported on NYMEX ranged between $4.43 and $9.58 in 2003, between $4.57 and $8.75 in 2004, between $5.79 and $15.38 in 2005 and between $5.89 and $11.43 in the nine months ended September 30, 2006. Typically, electricity prices fluctuate with natural gas prices which increases our exposure to energy costs. Future increases in fuel and utility prices may have an adverse effect on our financial position, results of operations and cash flows.

Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging program were not in place.

From time to time in the ordinary course of business, we may enter into hedging transactions to limit our exposure to price risks relating to primary aluminum prices, energy prices and foreign currency. To the extent that these hedging transactions fix prices or exchange rates and the prices for primary aluminum exceed the fixed or ceiling prices established by these hedging transactions or energy costs or foreign exchange rates are below the fixed prices, our income and cash flows will be lower than they otherwise would have been.

The expiration of the power agreement for Anglesey may adversely affect our cash flows and affect our hedging programs.

The agreement under which Anglesey receives power expires in September 2009, and the nuclear facility which supplies such power is scheduled to cease operations shortly thereafter. As of the date of this Report, Anglesey has not identified a source from which to obtain sufficient power to sustain its operations on reasonably acceptable terms thereafter, and we cannot assure you that Anglesey will be able to do so. If, as a result, Anglesey’s aluminum production is curtailed or its costs are increased, our cash flows may be adversely affected. In addition, any decrease in Anglesey’s production would reduce or eliminate the “natural hedge” against rising primary aluminum prices created by our participation in the primary aluminum market and, accordingly, we may deem it appropriate to increase our hedging activity to limit exposure to such price risks, potentially adversely affecting our financial position, results of operations and cash flows.

If Anglesey cannot obtain sufficient power, Anglesey’s operations will likely be shut down. This process may involve significant costs to Anglesey which would decrease or eliminate its ability to pay dividends. The process of shutting down operations may involve transition complications which may prevent Anglesey from operating at full capacity until the expiration of the power contract which would begin to negatively affect our financial position, results of operations and cash flows before the expiration of the power contract.

Our ability to keep key management and other personnel in place and our ability to attract management and other personnel may affect our performance.

We depend on our senior executive officers and other key personnel to run our business. The loss of any of these officers or other key personnel could materially and adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to improve manufacturing operations, conduct research activities successfully or develop marketable products.

Our production costs may increase and we may not sustain our sales and earnings if we fail to maintain satisfactory labor relations.

A significant number of our employees are represented by labor unions under labor contracts with varying durations and expiration dates. We may not be able to renegotiate our labor contracts when they expire on satisfactory terms or at all. A failure to do so may increase our costs or cause us to limit or halt operations before a new agreement is reached. In addition, our existing labor agreements may not prevent a strike or work stoppage, and any work stoppage could have a material adverse effect on our financial position, results of operations and cash flows.

Our business is regulated by a wide variety of health and safety laws and regulations and compliance may be costly and may adversely affect our results of operations.

Our operations are regulated by a wide variety of health and safety laws and regulations. Compliance with these laws and regulations may be costly and could have a material adverse effect on our results of operations. In addition, these laws and regulations are subject to change at any time, and we can give you no assurance as to the effect that any such changes would have on our operations or the amount that we would have to spend to comply with such laws and regulations as so changed.

Environmental compliance, clean up and damage claims may decrease our cash flow and adversely affect our results of operations.

We are subject to numerous environmental laws and regulations with respect to, among other things: air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. Compliance with these environmental laws is and will continue to be costly.

Our operations, including our operations conducted prior to our emergence from Chapter 11 bankruptcy, have subjected, and may in the future subject, us to fines or penalties for alleged breaches of environmental laws and to obligations to perform investigations or clean up of the environment. We may also be subject to claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the clean up of sites currently or formerly used by us or exposure of individuals to hazardous materials. Any investigation, clean-up or other remediation costs, fines or penalties, or costs to resolve third-party claims may be costly and could have a material adverse effect on our financial position, results of operations and cash flows.

We have accrued, and will accrue, for costs relating to the above matters that are reasonably expected to be incurred based on available information. However, it is possible that actual costs may differ, perhaps significantly, from the amounts expected or accrued, and such differences could have a material adverse effect on our financial position, results of operations and cash flows. In addition, new laws or regulations or changes to existing laws and regulations may occur, and we cannot assure you as to the amount that we would have to spend to comply with such new or amended laws and regulations or the effects that they would have on our financial position, results of operations and cash flows.

Other legal proceedings or investigations or changes in the laws and regulations to which we are subject may adversely affect our results of operations.

In addition to the environmental matters described above, we may from time to time be involved in, or be the subject of, disputes, proceedings and investigations with respect to a variety of matters, including matters related to health and safety, personal injury, employees, taxes and contracts, as well as other disputes and proceedings that arise in the ordinary course of business. It could be costly to defend against these claims or any investigations involving them, whether meritorious or not, and legal proceedings and investigations could divert management’s attention as well as operational resources, negatively affecting our financial position, results of operations and cash flows. It could also be costly to make payments on account of any such claims.

Additionally, as with the environmental laws and regulations to which we are subject, the other laws and regulations which govern our business are subject to change at any time, and we cannot assure you as to the amount that we would have to spend to comply with such laws and regulations as so changed or otherwise as to the effect that any such changes would have on our operations.

Product liability claims against us could result in significant costs or negatively affect our reputation and could adversely affect our results of operations.

We are sometimes exposed to warranty and product liability claims. We cannot assure you that we will not experience material product liability losses arising from such claims in the future. We generally maintain insurance against many product liability risks but we cannot assure you that our coverage will be adequate for liabilities ultimately incurred. In addition, we cannot assure you that insurance will continue to be available to us on terms acceptable to us. A successful claim that exceeds our available insurance coverage could have a material adverse effect on our financial position, results of operations and cash flows.

Our Trentwood expansion project may not be completed as scheduled.

We are currently in the process of a $105 million expansion of production capacity and gauge capability at our Trentwood facility. While the project is currently on schedule to be completed in 2008, with substantially all related costs being incurred in 2006 and 2007, our ability to fully complete this project, and the timing and costs of doing so, are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems. If we are unable to fully complete this project or if the actual costs for this project exceed our current expectations, our financial position, results of operations and cash flows would be adversely affected. In addition, we have contracts currently in place expected to be fulfilled with production from the expanded facility. If completion of the expansion is significantly delayed or the expansion is not fully completed, we may not be able to meet shipping deadlines on time or at all, which would adversely affect our results of operations, may lead to litigation and may damage our relationships with these customers and our reputation generally.

We may not be able to successfully execute our strategy of growth through acquisitions.

A component of our growth strategy is to acquire fabricated products assets in order to complement our product portfolio. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets, obtain financing to fund acquisitions and support our growth and many other factors beyond our control. Risks associated with acquisitions include those relating to:

•	diversion of management’s time and attention from our existing business;

•	challenges in managing the increased scope, geographic diversity and complexity of operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of the acquired business with those of our existing operations;

•	liability for known or unknown environmental conditions or other contingent liabilities not covered by indemnification or insurance;

•	greater than anticipated expenditures required for compliance with environmental or other regulatory standards or for investments to improve operating results;

•	difficulties in achieving anticipated operational improvements;

•	incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets; and

•	issuance of additional equity, which could result in further dilution of the ownership interests of existing stockholders.

We may not be successful in acquiring additional assets, and any acquisitions that we do consummate may not produce the anticipated benefits or may have adverse effects on our financial position, results of operations and cash flows.

We have reported one material weakness in our internal control over financial reporting, which resulted in the restatement of our financial statements, and one significant deficiency. If the material weakness is not corrected, it could continue to adversely affect our internal controls and financial reporting.

During the reporting and closing process relating to the preparation of our December 31, 2005 financial statements, we concluded that our controls and procedures were not effective as of December 31, 2005 due to a material weakness in internal control over financial reporting relating to our accounting for derivative financial instruments. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. We concluded that our procedures relating to hedging transactions were not designed effectively and that our documentation did not comply with certain accounting rules. While we are working to modify our documentation, requalify certain derivative transactions for treatment as hedges, and have engaged outside experts to perform periodic reviews, we cannot assure you that such improved controls will prevent any or all instances of non-compliance. As a result of the material weakness, we restated our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. See Part I, Item 4 “Controls and Procedures” in this Report for more information.

We also concluded that the appropriate post-emergence accounting treatment for voluntary employees’ beneficiary association (“VEBA”) payments made in 2005 required presentation of VEBA payments as a reduction of pre-petition retiree medical obligations rather than as a period expense, as we had concluded in prior quarters. Our prior treatment of VEBA payments was identified as a significant deficiency in our internal control over financial reporting. We corrected this deficiency during the preparation of our December 31, 2005 financial statements.

Although we believe we have or will address these issues with the remedial measures that we have implemented or plan to implement, the measures we have taken to date and any future measures may not be effective, and we may not be able to implement and maintain effective internal control over financial reporting in the future. In addition, other deficiencies in our internal controls may be discovered in the future.

Any failure to correct the material weakness or to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could affect the ability of our management to certify that our internal controls are effective when it provides an assessment of our internal control over financial reporting, and could affect the results of our independent registered public accounting firm’s attestation report regarding our management’s assessment. Inferior internal controls and further related restatements could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by no later than December 31, 2007. We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable Securities and Exchange Commission and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the Securities and Exchange Commission or by Nasdaq. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

We may not be able to adequately protect proprietary rights to our technology.

Our success will depend in part upon our proprietary technology and processes. Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, these measures may not be adequate to protect such intellectual property, particularly in foreign countries where the laws may offer significantly less intellectual property protection than is offered by the laws of the United States. In addition, any attempts to enforce our intellectual property rights, even if successful, could result in costly and prolonged litigation, divert management’s attention and adversely affect income and cash flows. Failure to adequately protect our intellectual property may adversely affect our results of operations as our competitors would be able to utilize such property without having had to incur the costs of developing it, thus potentially reducing our relative profitability. Furthermore, we may be subject to claims that our technology infringes the intellectual property rights of another. Even if without merit, those claims could result in costly and prolonged litigation, divert management’s attention and adversely affect our income and cash flows. In addition, we may be required to enter into licensing agreements in order to continue using technology that is important to our business. However, we may be unable to obtain license agreements on acceptable terms, which could negatively affect our financial position, results of operations and cash flows.

We may not be able to utilize all of our net operating loss carry-forwards.

At December 31, 2005, we had net operating loss carry-forwards of over $500 million for federal income tax purposes. The amount of net operating loss carry-forwards available in any year to offset our net taxable income will be reduced or eliminated if we experience a “change of ownership” as defined in the Internal Revenue Code. We have entered into a stock transfer restriction agreement with the VEBA that provides benefits for certain eligible retirees and their surviving spouses and eligible dependents of the Company represented by certain unions (the “Union VEBA”), our largest stockholder, and our certificate of incorporation prohibits and voids certain transfers of our common stock in order to reduce the risk that a change of ownership will jeopardize our net operating loss carry-forwards. See “Description of capital stock — Restrictions on Transfer of Common Stock.” Because U.S. tax law limits the time during which carry-forwards may be applied against future taxes, we may not be able to take full advantage of the carry-forwards for federal income tax purposes. In addition, the tax laws pertaining to net operating loss carry-forwards may be changed from time to time such that the net operating loss carry-forwards may be reduced or eliminated. If the net operating loss carry-forwards become unavailable to us or are fully utilized, our future income will not be shielded from federal income taxation, thereby reducing funds otherwise available for general corporate purposes.

Our current common stock has a limited trading history and a small public float which may limit development of a market for our common stock and increase the likelihood of significant volatility in the market for our common stock.

In order to reduce the risk that any change in our ownership would jeopardize the preservation of our federal income tax attributes, including net operating loss carry-forwards, for purposes of Sections 382 and 383 of the Internal Revenue Code, upon emergence from Chapter 11 bankruptcy, we entered into a stock transfer restriction agreement with our largest stockholder, the Union VEBA Trust, and amended and restated our certificate of incorporation to include restrictions on transfers involving 5% ownership. These transfer restrictions could hinder development of an active market for our common stock. In addition, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates of our future earnings, substantial amounts of our common stock being sold into the public markets upon the expiration of share transfer restrictions, which expire in July 2016, or upon the occurrence of certain events relating to tax benefits available under section 382 of the Internal Revenue Code, conditions in the economy in general or in the fabricated aluminum products industry in particular or unfavorable publicity.

Our net sales, operating results and profitability may vary from period to period, which may lead to volatility in the trading price of our stock.

Our financial and operating results may be significantly below the expectations of public market analysts and investors and the price of our common stock may decline due to the following factors:

•	volatility in the spot market for primary aluminum and energy costs;

•	our annual accruals for variable payment obligations to the Union VEBA Trust and another VEBA that provides benefits for certain other eligible retirees of the Company and their surviving spouses and eligible dependents;

•	non-cash charges including last-in, first-out, or LIFO, inventory charges and impairments;

•	global economic conditions;

•	unanticipated interruptions of our operations for any reason;

•	variations in the maintenance needs for our facilities;

•	unanticipated changes in our labor relations; and

•	cyclical aspects impacting demand for our products.

Our annual variable payment obligation to the Union VEBA Trust and Salaried Retiree VEBA Trust are linked with our profitability, which means that not all of our earnings will be available to our stockholders.

We are obligated to make annual payments to the Union VEBA Trust and Salaried Retirees VEBA Trust calculated based on our profitability and therefore not all of our earnings will be available to our stockholders. The aggregate amount of our annual payments to these VEBAs is capped, however, at $20 million and is subject to other limitations. As a result of these payment obligations, our earnings and cash flows may be reduced.

A significant percentage of our stock is held by the Union VEBA Trust which may exert significant influence over us.

The Union VEBA currently owns 42.9% of our common stock. As a result, the Union VEBA will continue to have significant influence over matters requiring stockholder approval, including the composition of our board of directors. Further, to the extent that the Union VEBA and some or all of the other substantial stockholders were to act in concert, they could control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.

The USW has director nomination rights through which it may influence us, and USW interests may not align with our interests or the interests of our other investors.

Pursuant to an agreement, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, or USW, has been granted rights to nominate 40% of the candidates to be submitted to our stockholders for election to our board of directors. As a result, the directors nominated by the USW may have a significant voice in the decisions of our board of directors.

We do not currently anticipate paying any dividends, and our payment of dividends and stock repurchases are subject to restriction.

We have not declared or paid any cash dividends on our common stock since we filed Chapter 11 bankruptcy in 2002. We currently intend to retain all earnings for the operation and expansion of our business and do not currently anticipate paying any dividends on our common stock. The declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. Accordingly, from time to time, the board may declare dividends, though we can give you no assurance in this regard. Moreover, our revolving credit facility and our term loan facility restrict our ability to declare or pay dividends or repurchase any shares of our common stock. In addition, significant repurchases of our shares of common stock may jeopardize the preservation of our federal income tax attributes, including our net operating loss carry-forwards.

Our certificate of incorporation includes transfer restrictions that may void transactions in our common stock effected by 5% stockholders.

Our certificate of incorporation places restrictions on transfer of our equity securities if either (1) the transferor holds 5% or more of the fair market value of all of our issued and outstanding equity securities or (2) as a result of the transfer, either any person would become such a 5% stockholder or the percentage stock ownership of any such 5% stockholder would be increased. These restrictions are subject to exceptions set forth in our certificate of incorporation. Any transfer that violates these restrictions will be unwound as provided in our certificate of incorporation. Moreover, as indicated below, these provisions may make our stock less attractive to large institutional holders, and may also discourage potential acquirers from attempting to take over our company. As a result, these transfer restrictions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.

Delaware law, our governing documents and the stock transfer restriction agreement we entered into as part of our plan of reorganization may impede or discourage a takeover, which could adversely affect the value of our common stock.

Provisions of Delaware law, our certificate of incorporation and the stock transfer restriction agreement with the Union VEBA Trust may have the effect of discouraging a change of control of our company or deterring tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect some corporate actions. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our board of directors into three classes of directors who serve for staggered terms. A significant effect of a classified board of directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. As indicated above, our certificate of incorporation prohibits certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. In addition, we are party to a stock transfer restriction agreement with the Union VEBA Trust which limits its ability to transfer our common stock. The general effect of the transfer restrictions in the stock transfer restriction agreement and our certificate of incorporation is to ensure that a change in ownership of more than 45% of our outstanding common stock cannot occur in any three-year period. These rights and provisions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 5.	Other Matters

As a part of the Company’s discussion with the SEC regarding accounting matters at and after emergence in respect of the VEBAs, the Company has also discussed with the SEC certain aspects of the Company’s 2004 accounting for the termination of the pre-petition postretirement plan and the accounting for the pre-emergence matters in respect of the VEBAs. The outcome of these discussions is not expected to effect the results or balance sheet reflected by the Successor for the period July 1, 2006 through September 30, 2006, but could result in a change to the gain on plan implementation and fresh start included in the results of the Predecessor for July 1, 2006 and for the period January 1, 2006 to July 1, 2006 and periods back to 2004.

In its December 31, 2004 and subsequent financial statements, the Company treated the 2004 termination of the pre-petition postretirement obligation as a “settlement”, which resulted in a $312.5 million charge to increase the related obligation to the estimated fair value of approximately $1.042 billion. The Company and its independent registered public accountant continue to believe that the Company’s current/past accounting is reasonable and appropriate. However, it is possible that the SEC’s view may differ. The Company cannot currently predict the outcome of these discussions.

Item 6.	Exhibits

Exhibit
Number	Description

2.1	Second Amended Joint Plan of Reorganization of Kaiser Aluminum Corporation (the “Company”), Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated September 8, 2005, filed by the Company File No. 1-9447).
2.2	Modifications to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates Pursuant to Stipulation and Agreed Order Between Insurers, Debtors, Committee, and Futures Representatives (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.3	Modification to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.4	Third Modification to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).

Exhibit
Number	Description

2.5	Order Confirming the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.6	Order Affirming the Confirmation Order of the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.6 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
2.7	Special Procedures for Distributions on Account of NLRB Claim, as agreed by the National Labor Relations Board, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the “USW”) and the Company pursuant to Section 7.8e of the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.7 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 Registration Statement on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
4.1	Senior Secured Revolving Credit Agreement, dated as of July 6, 2006, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC (“KAFP”), Kaiser Aluminum International, Inc., certain financial institutions from time to time thereto, as lenders, J.P. Morgan Securities, Inc., The CIT Group/Business Credit, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
4.2	Term Loan and Guaranty Agreement, dated as of July 6, 2006, among KAFP, the Company and certain indirect subsidiaries of the Company listed as “Guarantors” thereto, certain financial institutions from time to time party thereto, as lenders, J.P. Morgan Securities, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.1	Description of Compensation of Directors (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.2	2006 Short Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.3	Employment Agreement, dated as of July 6, 2006, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.4	Employment Agreement, dated as of July 6, 2006, between the Company and Joseph P. Bellino (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.5	Employment Agreement, dated as of July 6, 2006, between the Company and Daniel D. Maddox (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.6	Form of Director Indemnification Agreement Employment Agreement (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.7	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).

Exhibit
Number		Description

10.9		Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.10		Form of Executive Officer Restricted Stock Award (incorporated by reference to Exhibit 10.12 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.11		Form of Non-Employee Director Restricted Stock Award (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.12		Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.13		Stock Transfer Restriction Agreement, dated as of July 6, 2006, between the Company and National City Bank, in its capacity as the trustee for the trust that provides benefits for certain eligible retirees of Kaiser Aluminum & Chemical Corporation represented by the USW, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 1186, the International Association of Machinists and Aerospace Workers, the International Chemical Workers Union Council of the United Food and Commercial Workers, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO, CLC and their surviving spouses and eligible dependents (the “Union VEBA”) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.14		Registration Rights Agreement, dated as of July 6, 2006, between the Company and the Union VEBA and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.15		Director Designation Agreement, dated as of July 6, 2006, between the Company and the USW (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Joseph P. Bellino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Joseph P. Bellino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

/s/  Joseph P. Bellino
Joseph P. Bellino
Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/  Daniel D. Maddox
Daniel D. Maddox
Vice President and Controller
(Principal Accounting Officer)

Date: November 13, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Second Amended Joint Plan of Reorganization of Kaiser Aluminum Corporation (the “Company”), Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated September 8, 2005, filed by the Company File No. 1-9447).
2.2	Modifications to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates Pursuant to Stipulation and Agreed Order Between Insurers, Debtors, Committee, and Futures Representatives (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.3	Modification to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.4	Third Modification to the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.5	Order Confirming the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.6	Order Affirming the Confirmation Order of the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.6 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
2.7	Special Procedures for Distributions on Account of NLRB Claim, as agreed by the National Labor Relations Board, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the “USW”) and the Company pursuant to Section 7.8e of the Second Amended Joint Plan of Reorganization of the Company, Kaiser Aluminum & Chemical Corporation and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.7 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 Registration Statement on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
4.1	Senior Secured Revolving Credit Agreement, dated as of July 6, 2006, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC (“KAFP”), Kaiser Aluminum International, Inc., certain financial institutions from time to time party thereto, as lenders, JPMorgan Securities, Inc., The CIT Group/Business Credit, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
4.2	Term Loan and Guaranty Agreement, dated as of July 6, 2006, among KAFP, the Company and certain indirect subsidiaries of the Company listed as “Guarantors” thereto, certain financial institutions from time to time party thereto, as lenders, J.P. Morgan Securities, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.1	Description of Compensation of Directors (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.2	2006 Short Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).

Exhibit
Number		Description

10.3		Employment Agreement, dated as of July 6, 2006, between KAFP and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.4		Employment Agreement, dated as of July 6, 2006, between KAFP and Joseph P. Bellino (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.5		Employment Agreement, dated as of July 6, 2006, between KAFP and Daniel D. Maddox (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.6		Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.7		Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.8		Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.9		Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.10		Form of Executive Officer Restricted Stock Award (incorporated by reference to Exhibit 10.12 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.11		Form of Non-Employee Director Restricted Stock Award (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.12		Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.13		Stock Transfer Restriction Agreement, dated as of July 6, 2006, between the Company and National City Bank, in its capacity as the trustee for the trust that provides benefits for certain eligible retirees of Kaiser Aluminum & Chemical Corporation represented by the USW, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 1186, the International Association of Machinists and Aerospace Workers, the International Chemical Workers Union Council of the United Food & Commercial Workers, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO, CLC and their surviving spouses and eligible dependents(the “Union VEBA Trust”) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-Am Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.14		Registration Rights Agreement, dated as of July 6, 2006, among the Company and the Union VEBA Trust and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.15		Director Designation Agreement, dated as of July 6, 2006, between the Company and the USW (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Joseph P. Bellino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Joseph P. Bellino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.