Form 10-K
period 2006-12-31
KAISER ALUMINUM CORP
filed 2007-03-29
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission file number 0-52105

KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3030279
(State of Incorporation)	(I.R.S. Employer Identification No.)

27422 PORTOLA PARKWAY, SUITE 350,	92610-2831
FOOTHILL RANCH, CALIFORNIA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(949) 614-1740

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 par value	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, there were 79,671,531 shares of the common stock of the registrant outstanding and the aggregate market value of the registrant’s common stock held by non-affiliates, based upon the average bid and asked price of the Common Stock as reported by the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. for June 30, 2006 (which was the last day of the registrant’s most recently completed second fiscal quarter), was less than $1 million. Pursuant to the registrant’s plan of reorganization, upon the registrant’s emergence from chapter 11 on July 6, 2006, all of the shares of common stock outstanding immediately prior thereto were cancelled without consideration and the registrant issued 20,000,000 shares of new common stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of February 28, 2007, there were 20,524,904 shares of new Common Stock of the registrant outstanding.

Documents Incorporated By Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2007 annual meeting of stockholders to be filed not later than 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Report on Form 10-K.

In this Report, all references to “Kaiser,” “we,” “us,” “the Company” and “our” refer to Kaiser Aluminum Corporation and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

i

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report, including this Item 1. “Business — Business Operations,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates,” or the negative of the foregoing or other variations or comparable terminology, or by discussions of strategy.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace and other end markets we serve; developments in technology; new or modified statutory or regulatory requirements; changing prices and market conditions; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Report.

Readers are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date of this Report, and we undertake no obligation to update any information contained in this Report or to publicly release any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Report.

Availability of Information

We will make available our Annual Reports on From 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our Internet website at www.kaiseraluminum.com under the heading “Investor Relations” as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission.

Business Overview

We are an independent fabricated aluminum products manufacturing company with 2006 net sales of approximately $1.4 billion. We were founded in 1946 and operate 10 production facilities in the United States and one in Canada. We manufacture rolled, extruded, drawn and forged aluminum products within three end use categories consisting of aerospace and high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products) and custom automotive and industrial products (which we refer to as Custom products).

We produced and shipped approximately 523 million pounds of fabricated aluminum products in 2006 which comprised 85% of our total net sales. We have long-standing relationships with our customers, which include leading aerospace companies, automotive suppliers and metal distributors. We strive to tightly integrate the management of our fabricated products operations across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers. In our served markets, we seek to be the supplier of choice by pursuing “best-in-class” customer satisfaction and offering a broad product portfolio.

In order to capitalize on the significant growth in demand for high quality heat treat aluminum plate products in the market for Aero/HS products, in the third quarter of 2005 we began a major expansion at our Trentwood facility in Spokane, Washington. We anticipate that the Trentwood expansion will significantly increase our aluminum plate production capacity and enable us to produce thicker gauge aluminum plate. The $105 million expansion is being completed in phases. One new heat treat furnace became fully operational in the fourth quarter of 2006. A second such furnace is expected to become fully operational during the first quarter of 2007 and a third such furnace is expected to become operational in early 2008. A new heavy gauge stretcher, which will enable us to produce thicker gauge aluminum plate, is also expected to become operational in early 2008.

In addition to our core fabricated products operations, we have a 49% ownership interest in Anglesey Aluminium Limited (which we refer to as “Anglesey”), a company that owns an aluminum smelter based in Holyhead, Wales. Anglesey has produced in excess of 300 million pounds of primary aluminum for each of the last three fiscal years, of which 49% is available to us. During 2006, sales of our portion of Anglesey’s output represented 15% of our total net sales. Because we also purchase primary aluminum for our fabricated products at market prices, Anglesey’s production acts as a natural hedge for our fabricated products operations. See Item 1A. “Risk Factors — The expiration of the power agreement for Anglesey may adversely affect our cash flows and affect our hedging programs” for a discussion regarding the potential closure of Anglesey, which could occur as soon as 2009.

Between the first quarter of 2002 and the first quarter of 2003, Kaiser and 25 of our then-existing subsidiaries filed voluntary petitions for relief in the United States Bankruptcy Court for the District of Delaware ( which we refer to as the “Bankruptcy Court”) under chapter 11 of the United States Bankruptcy Code (which we refer to as the “Bankruptcy Code”). Pursuant to our Second Amended Plan of Reorganization (which we refer to as our “Plan”), we emerged from chapter 11 bankruptcy on July 6, 2006 ( which we refer to as the “Effective Date”). Our Plan allowed us to shed significant legacy liabilities, including long-term indebtedness, pension obligations, retiree medical obligations and liabilities relating to asbestos and other personal injury claims. In addition, prior to our emergence from chapter 11 bankruptcy, we sold all of our interests in bauxite mining operations, alumina refineries and aluminum smelters, other than our interest in Anglesey, in order to focus on our fabricated aluminum products business, which we believe has a stronger competitive position and presents greater opportunities for growth.

Business Operations

• Fabricated Products Business Unit

Overview.  Our fabricated products business unit produces rolled, extruded, drawn, and forged aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end-use applications. In general, the fabricated products business unit manufactures products in one of three broad categories: Aero/HS products; GE products; and Custom products. During 2004, 2005 and 2006, our eleven North American fabricated products manufacturing facilities produced and shipped approximately 459, 482 and 523 million pounds of fabricated aluminum products, respectively, which accounted for approximately 86%, 86% and 85% of our total net sales for 2004, 2005 and 2006, respectively.

Types of Products Produced

The aluminum fabricated products market is broadly defined as the markets for flat-rolled, extruded, drawn, forged and cast aluminum products, which are used in a variety of end-use applications. We participate in certain portions of the markets for flat-rolled, extruded/drawn and forged products focusing on highly engineered products for aerospace and high strength, general engineering and custom automotive and industrial applications. The portions of markets in which we participate accounted for approximately 20% of total North American shipments of aluminum fabricated products in 2006.

Aerospace and High Strength Products.  Our Aero/HS products include high quality heat treat plate and sheet, as well as cold finish bar, seamless drawn tube and billet that are manufactured to demanding specifications for the global aerospace and defense industries. These industries use our products in applications that demand high tensile strength, superior fatigue resistance properties and exceptional durability even in harsh environments. For instance, aerospace manufacturers use high-strength alloys for a variety of structures that must perform consistently under extreme variations in temperature and altitude. Our Aero/HS products are used for a wide variety of end uses. We make aluminum plate and tube for aerospace applications, and we manufacture a variety of specialized rod and bar products that are incorporated in goods as diverse as baseball bats and racecars. The aerospace and defense market’s consumption of fabricated aluminum products is driven by overall levels of industrial production, cyclical airframe build rates and defense spending, as well as the potential availability of competing materials such as composites. Demand growth is expected to increase for thick plate with growth in “monolithic” construction of commercial and other aircraft. In monolithic construction, aluminum plate is heavily machined to form the desired part from a single piece of metal (as opposed to creating parts using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds). In addition to commercial aviation demand, military applications for heat treat plate and sheet include aircraft frames and skins and armor plating to protect ground vehicles from explosive devices. Products sold for Aero/HS applications represented 31% of our 2006 fabricated products shipments. Aero/HS net sales in 2006 were approximately 38% of our 2006 fabricated products net sales.

General Engineering Products.  GE products consist primarily of standard catalog items sold to large metal distributors. These products have a wide range of uses, many of which involve further fabrication of these products for numerous transportation and industrial end-use applications where machining of plate, rod and bar is intensive. Our GE products consist of 6000-series alloy rod, bar, tube, sheet, plate and standard extrusions. The 6000-series alloy is an extrudable medium-strength alloy that is heat treatable and extremely versatile. Our GE products have a wide range of uses and applications, many of which involve further fabrication of these products for numerous transportation and other industrial end uses. For example, our products are used in the specialized manufacturing process for liquid crystal display screens, and we produce aluminum sheet and plate that are used in the vacuum chambers in which semiconductors are made. We also produce aluminum plate that is used to further enhance military vehicle protection. Our rod and bar products are manufactured into rivets, nails, screws, bolts and parts of machinery and equipment. Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory in the full supply chain. Products sold for GE applications represented 43% of our 2006 fabricated products shipments. GE net sales in 2006 were approximately 39% of our 2006 fabricated products net sales.

Custom Automotive and Industrial Products.  Our Custom products consist of extruded/drawn and forged aluminum products for many North American automotive and industrial end uses, including consumer durables, electrical, machinery and equipment, automobile, light truck, heavy truck and truck trailer applications. Examples of the wide variety of custom products that we supply to the automotive industry are extruded products for anti-lock braking systems, drawn tube for drive shafts and forgings for suspension control arms and drive train yokes. A significant portion of our other Custom product sales in recent years has been for water heater anodes, truck trailers and electrical/electronic exchangers. For some custom products, we perform limited fabrication, including sawing and cutting to length. Demand growth and cyclicality tend to mirror broad economic patterns and industrial activity in North America, with specific individual market segments such as automotive, heavy truck and truck trailer applications tracking their respective build rates. Products sold for custom automotive and industrial applications represented 26% of our 2006 fabricated products shipments. Custom automotive and industrial net sales in 2006 were approximately 23% of our 2006 fabricated products net sales.

End Markets In Which We Do Not Participate.  We have elected not to participate in certain end markets for fabricated aluminum products, including beverage and food cans, building and construction materials, and foil used for packaging. We believe our chosen end markets present better opportunities for sales growth and premium pricing of differentiated products. The markets we have elected to participate in represented approximately 5% of the North American flat rolled products market and 55% of the North American extrusion market in 2006.

Types of Manufacturing Processes Employed

We utilize the following manufacturing processes to produce our fabricated products:

Flat rolling.  The traditional manufacturing process for aluminum flat-rolled products uses ingot, a large rectangular slab of aluminum, as the starter material. The ingot is processed through a series of rolling operations, both hot and cold. Finishing steps may include heat treatment, annealing, coating, stretching, leveling or slitting to achieve the desired metallurgical, dimensional and performance characteristics. Aluminum flat-rolled products are manufactured using a variety of alloy mixtures, a range of tempers (hardness), gauges (thickness) and widths, and various coatings and finishes. Flat-rolled aluminum semi-finished products are generally either sheet (under 0.25 inches in thickness) or plate (up to 15 inches in thickness). The vast majority of the North American market for aluminum flat-rolled products uses “common alloy” material for construction and other applications and beverage/food can sheet. However, these are products and markets in which we have chosen not to participate. Rather, we have focused our efforts on “heat treat” products. Heat treat products are distinguished from common alloy products by higher strength and other desired product attributes. The primary end use of heat treat flat-rolled sheet and plate is for Aero/HS and GE products.

Extrusion.  The extrusion process typically starts with a cast billet, which is an aluminum cylinder of varying length and diameter. The first step in the process is to heat the billet to an elevated temperature whereby the metal is malleable. The billet is put into an extrusion press and pushed, or extruded, through a die that gives the material the desired two-dimensional cross section. The material is either quenched as it leaves the press, or subjected to a post-extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is then straightened by stretching and cut to length before being hardened in aging ovens. The largest end uses of extruded products are in the construction, general engineering and custom markets. Building and construction products represents the single largest end-use market for extrusions by a significant amount. However, we have chosen to focus our efforts on GE and Custom products because we believe we have strong production capability, well-developed technical expertise and high product quality with respect to these products.

Drawing.  Drawing is a fabrication operation in which extruded tubes and rods are pulled through a die, or drawn. The purpose of drawing is to reduce the diameter and wall thickness while improving physical properties and dimensions. Material may go through multiple drawing steps to achieve the final dimensional specifications. Aero/HS products is a primary end-use market and is our focus.

Forging.  Forging is a manufacturing process in which metal is pressed, pounded or squeezed under great pressure into high-strength parts known as forgings. Forged parts are heat treated before final shipment to the customer. The end-use applications are primarily in transportation, where high strength-to-weight ratios in products are valued. We focus our production on certain types of automotive applications.

A description of the manufacturing processes and category of products at each of our 11 production facilities is shown below:

Manufacturing
Location	Process	Types of Products

Chandler, Arizona	Drawing	Aero/HS
Greenwood, South Carolina	Forging	Custom
Jackson, Tennessee	Extrusion/Drawing	Aero/HS, GE
London, Ontario	Extrusion	Custom
Los Angeles, California	Extrusion	GE, Custom
Newark, Ohio	Extrusion/Rod Rolling	Aero/HS, GE
Richland, Washington	Extrusion	Aero/HS, GE
Richmond, Virginia	Extrusion/Drawing	GE, Custom
Sherman, Texas	Extrusion	Custom
Spokane, Washington	Flat Rolling	Aero/HS, GE
Tulsa, Oklahoma	Extrusion	GE

As can be seen in the table above, many of the facilities employ the same basic manufacturing process and produce the same type of end use products. Over the past several years, given the similar economic and other characteristics at each location, we have made a significant effort to more tightly integrate the management of our fabricated products business unit across multiple manufacturing locations, product lines, and target markets to maximize the efficiency of product flow to customers. Purchasing is centralized for a substantial portion of the fabricated products business unit’s primary aluminum requirements in order to try to maximize price, credit and other benefits. Because many customers purchase a number of different products that are produced at different plants, there has also been substantial integration of the sales force and its management. The Company believes that integration of its operations will allow the Company to capture efficiencies while allowing the plant locations to remain highly focused.

Raw Materials

We purchase substantially all of the primary aluminum and recycled and scrap aluminum used to make our fabricated products from third-party suppliers. In a majority of the cases, we purchase primary aluminum ingot and recycled and scrap aluminum in varying percentages depending on various market factors including price and availability. The price for primary aluminum purchased for the fabricated products business unit is typically based on the Average Midwest Transaction Price (or “Midwest Price”), which typically ranges between $.03 to $.075 per pound above the price traded on the London Metal Exchange (or “LME”) depending on primary aluminum supply/demand dynamics in North America. Recycled and scrap aluminum are typically purchased at a modest discount to ingot prices but can require additional processing. In addition to producing fabricated aluminum products for sale to third parties, certain of our production facilities provide one another with billet, log or other intermediate material in lieu of purchasing such items from third party suppliers. For example, a substantial majority of the product from the Richland, Washington facility is used as base input at the Chandler, Arizona facility; the Sherman, Texas facility is currently supplying billet and logs to the Tulsa, Oklahoma facility; the Richmond, Virginia facility typically receives some portion of its metal supply from either (or both of) the London, Ontario or Newark, Ohio facilities; and the Newark, Ohio facility also supplies billet and log to the Jackson, Tennessee facility and extruded forge stock to the Greenwood, South Carolina facility.

Pricing

The price we pay for primary aluminum, the principal raw material for our fabricated aluminum products business, consists of two components: the price quoted for primary aluminum ingot on the LME, and the Midwest Transaction Premium, a premium to LME reflecting domestic market dynamics as well as the cost of shipping and warehousing. Because aluminum prices are volatile, we manage the risk of fluctuations in the price of primary aluminum through a combination of pricing policies, internal hedging and financial derivatives. Our three principal pricing mechanisms are as follows:

•	Spot price. Some of our customers pay a product price that incorporates the spot price of primary aluminum in effect at the time of shipment to a customer. This pricing mechanism typically allows us to pass commodity price risk to the customer.

•	Index-based price. Some of our customers pay a product price that incorporates an index-based price for primary aluminum such as Platt’s Midwest price for primary aluminum. This pricing mechanism also typically allows us to pass commodity price risk to the customer.

•	Firm price. Some of our customers pay a firm price. We bear commodity price risk on firm-price contracts, which we normally hedge though a combination of financial derivatives and production from Anglesey. For internal reporting purposes, whenever the fabricated products business unit enters into a firm price contract, it also enters into an “internal hedge” with the primary aluminum business unit, so that all the metal price risk resides in the primary aluminum business unit. Results from internal hedging activities between the two business units are eliminated in consolidation.

Sales, Marketing and Distribution

Industry sales margins for fabricated products fluctuate in response to competitive and market dynamics. Sales are made directly to customers by our sales personnel located in the United States, Canada and Europe, and by independent sales agents in Asia, Mexico and the Middle East. Our sales and marketing efforts are focused on the markets for Aero/HS, GE, and Custom products.

Aerospace and High Strength Products.  Approximately 50% of our Aero/HS product shipments are sold to distributors with the remainder sold directly to customers. Sales are made either under contracts (with terms spanning from one year to several years) or on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and direct sales representatives in Western Europe. Key competitive dynamics for Aero/HS products include the level of commercial aircraft construction spending (which in turn is often subject to broader economic cycles) and defense spending.

General Engineering Products.  A substantial majority of our GE products are sold to large distributors in North America, with orders primarily consisting of standard catalog items shipped with a relatively short lead-time. We service this market with a North American sales force focused on GE and Aero/HS products. Key competitive dynamics for GE products include product price, product-line breadth, product quality, delivery performance and customer service.

Custom Automotive and Industrial Products.  Our Custom products are sold primarily to first tier automotive suppliers and industrial end users. Sales contracts are typically medium to long term in length. Almost all sales of Custom products occur through direct channels using a North American direct sales force that works closely with our technical sales organization. Key demand drivers for our automotive products include the level of North American light vehicle manufacturing and increased use of aluminum in vehicles in response to increasingly strict governmental standards for fuel efficiency. Demand for industrial products is directly linked to the strength of the U.S. industrial economy.

Customers

In 2006, our fabricated products business unit had approximately 600 customers. The largest, Reliance Steel & Aluminum, and the five largest customers for fabricated products accounted for approximately 18% and 41%, respectively, of our net sales in 2006. The loss of Reliance, as a customer, would have a material adverse effect us. However, we believe that our relationship with Reliance is good and the risk of loss of Reliance, as a customer, is remote.

Research and Development

We operate three research and development centers. Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Trentwood facility in Spokane, Washington. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio and has a short stroke experimental caster with ingot cast rolling capabilities for the experimental rolling mill and for extrusion billet used in plant extrusion trials. Due to our research and development efforts, we have been able to introduce products such as our unique T-Form® sheet which provides aerospace customers with high formability as well as requisite strength characteristics.

• Primary Aluminum Business Unit

Our primary aluminum business unit, after excluding discontinued operations, contains two primary elements: (a) activities related to our interests in and related to Anglesey and (b) primary aluminum hedging-related activities. Our primary aluminum business unit accounted for approximately 14%, 14% and 15% of our total net sales for 2004, 2005 and 2006, respectively.

Anglesey.  We own a 49% interest in Anglesey, which owns an aluminum smelter at Holyhead, Wales. Rio Tinto Plc owns the remaining 51% ownership interest in Anglesey and has day-to-day operating responsibilities for Anglesey, although certain decisions require unanimous approval of both shareholders. Anglesey has produced in excess of 300 million pounds for each of the last three fiscal years. We supply 49% of Anglesey’s alumina requirements and purchase 49% of Anglesey’s aluminum output, in each case based on a market-related pricing formula. Anglesey produces billet, rolling ingot and sow for the United Kingdom and European marketplace. We sell our share of Anglesey’s output to a single third party at market prices. The price received for sales of production from Anglesey typically approximates the LME price. We also realize a premium (historically between $.05 and $.12 per pound above LME price depending on the product) for sales of value- added products such as billet and rolling ingot.

To meet our obligation to sell alumina to Anglesey in proportion to our ownership percentage, we purchase alumina under contracts that extend through 2007 at prices that are tied to market prices for primary aluminum. We will need to secure a new alumina contract for the period after 2007. We can give no assurance regarding our ability to secure a source of alumina on comparable terms. If we are unable to do so, the results of our primary aluminum operations will be affected.

Anglesey operates under a power agreement that provides sufficient power to sustain its operations at full capacity through September 2009. The nuclear facility which supplies power to Anglesey is scheduled to close operations in late 2010. Anglesey’s ability to operate past September 2009 is dependent upon finding adequate power at an acceptable purchase price. We can give no assurance that Anglesey will be able to do so. If Anglesey cannot obtain sufficient power, Anglesey’s operations will likely be shut down. Given the potential for future shutdown and related costs, dividends from Anglesey have been suspended while Anglesey studies future cash requirements. The shutdown process may involve significant costs to Anglesey which would decrease or eliminate its ability to pay future dividends. The process of shutting down operations may involve transition complications which may prevent Anglesey from operating at full capacity until the expiration of the power agreement.

Hedging.  Our pricing of fabricated aluminum products, as discussed above, is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to our customers. However, in certain instances we do enter into firm price arrangements. In such instances, we do have price risk on our anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during 2004, 2005 and 2006 for which the Company had price risk were (in millions of pounds) 119, 155, and 200 respectively.

For internal reporting purposes, whenever our fabricated products business unit enters into a firm price contract, our primary aluminum business unit and fabricated products business unit segments enter into an “internal hedge” so that all the metal price risk resides in our primary aluminum business unit. Results from internal hedging activities between the two segments eliminate in consolidation. As more fully discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, during the last three years, our net exposure to primary aluminum price risk at Anglesey substantially offset the volume of fabricated products shipments with underlying primary aluminum price risk. As such, we consider our access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, we may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

Primary aluminum-related hedging activities are managed centrally on behalf of our business segments to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. Hedging activities are conducted in compliance with a policy approved by our board of directors, and hedging transactions are only entered into after appropriate approvals are obtained from our hedging committee (which includes our chief executive officer and key financial officers).

• Discontinued Operations

Prior to 2004, we were a more significant producer of primary aluminum and sold significant amounts of our alumina and primary aluminum production in domestic and international markets. Our strategy was to sell a substantial portion of the alumina and primary aluminum available to us in excess of our internal requirements to third parties. As part of our reorganization, we made a strategic decision to sell all of our commodity-related interests, other than our interests in and related to Anglesey, as summarized below.

Entity/Facility	Location	Product	Period of Disposition

Queensland Alumina Limited	Australia	Alumina	Second Quarter 2005
Gramercy refinery	Louisiana	Alumina	Fourth Quarter 2004
Kaiser Jamaica Bauxite Company	Jamaica	Bauxite	Fourth Quarter 2004
Volta Aluminium Company Limited	Ghana	Primary Aluminum	Fourth Quarter 2004
Alumina Partners of Jamaica	Jamaica	Alumina	Third Quarter 2004
Mead Smelter	Washington	Primary Aluminum	Second Quarter 2004

We refer to Queensland Alumina Limited and Alumina Partners of Jamaica herein as QAL and Alpart, respectively.

Segment and Geographical Area Financial Information

The information set forth in Note 11 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” regarding our segments and geographical areas in which we operate is incorporated herein by reference.

Competition

The fabricated aluminum industry is highly competitive. We concentrate our fabricating operations on selected products for which we believe we have production capability, technical expertise, high product quality, and geographic and other competitive advantages. Competition in the sale of fabricated aluminum products is driven by quality, availability, price and service, including delivery performance. Our primary competition in flat-rolled products is Alcoa, Inc. and Alcan Inc. In the extrusion market, we compete with many regional participants as well as larger firms with national reach such as the Sapa-Alcoa joint venture, Norsk Hydro ASA and Indalex. Many of our competitors are substantially larger, have greater financial resources, and may have other strategic advantages, including more efficient technologies or lower raw material and energy costs.

Our fabricated aluminum products facilities are located in North America. To the extent our competitors have production facilities located outside North America, they may be able to produce similar products at a lower cost. We may not be able to adequately reduce cost to compete with these products. Increased competition could cause a reduction in our shipment volume and profitability or increase our expenditures, any one of which could have a material adverse effect on our results of operations.

In addition, our fabricated aluminum products compete with products made from other materials, such as steel and composites, for various applications, including aircraft manufacturing. The willingness of customers to accept substitutions for aluminum and the ability of large customers to exert leverage in the marketplace to reduce the pricing for fabricated aluminum products could adversely affect our results of operations.

For the heat treat plate and sheet products, new competition is limited by technological expertise that only a few companies have developed through significant investment in research and development. Further, use of plate and sheet in safety critical applications make quality and product consistency critical factors. Suppliers must pass a rigorous qualification process to sell to airframe manufacturers. Additionally, significant investment in infrastructure and specialized equipment is required to supply heat treat plate and sheet.

Barriers to entry are lower for extruded and forged products, mostly due to the lower required investment in equipment. However, the products that we produce are somewhat differentiated from the majority of products sold by competitors. We maintain a competitive advantage by using application engineering and advanced process engineering to distinguish our company and our products. Our metallurgical expertise and controlled manufacturing processes enable superior product consistency and are difficult for competitors to offer, limiting their ability to effectively compete in many of our product niches.

Employees

At December 31, 2006, we employed approximately 2,425 persons, of which approximately 2,370 were employed in our fabricated products business unit and approximately 55 were employed in our corporate group, most of whom are located in our offices in Foothill Ranch, California.

The table below shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contract.

Contract
Location	Union	Expiration Date

Chandler, AZ	Non-union	—
Greenwood, SC	Non-union	—
Jackson, TN	Non-union	—
London, Ontario	USW Canada	Feb 2009
Los Angeles, CA	Teamsters	May 2009
Newark, OH	USW	Sept 2010
Richland, WA	Non-union	—
Richmond, VA	USW/IAM	Nov 2010
Sherman, TX	IAM	Dec 2007
Spokane, WA	USW	Sept 2010
Tulsa, OK	USW	Nov 2010

As part of our chapter 11 reorganization, we entered into a settlement with the United Steelworkers, or USW, regarding, among other things, pension and retiree medical obligations. Under the terms of the settlement, we agreed to adopt a position of neutrality regarding the unionization of any of our employees.

Environmental Matters

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

Our operations, including our operations conducted prior to our emergence from chapter 11 bankruptcy in July 2006, have subjected, and may in the future subject, us to fines or penalties for alleged breaches of environmental laws and to obligations to perform investigations or clean up of the environment. We may also be subject to claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the clean up of sites currently or formerly used by us or exposure of individuals to hazardous materials. Any investigation, clean-up or other remediation costs, fines or penalties, or costs to resolve third-party claims may be costly and could have a material adverse effect on our financial position, results of operations and cash flows.

We have accrued, and will accrue as necessary, for costs relating to the above matters that are reasonably expected to be incurred based on available information. However, it is possible that actual costs may differ, perhaps significantly, from the amounts expected or accrued, and such differences could have a material adverse effect on our financial position, results of operations and cash flows. In addition, new laws or regulations or changes to existing laws and regulations may occur, and we cannot assure you as to the amount that we would have to spend to comply with such new or amended laws and regulations or the effects that they would have on our financial position, results of operations and cash flows.

Emergence From Reorganization Proceedings

Background.  Between the first quarter of 2002 and the first quarter of 2003, Kaiser and 25 of our then existing subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. While in chapter 11 bankruptcy, we continued to manage our business in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court.

We and 16 of our subsidiaries filed the chapter 11 bankruptcy in the first quarter of 2002 primarily because of our liquidity and cash flow problems that arose in late 2001 and early 2002. We were facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, we had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flows, resulting in lower credit ratings and an inability to access the capital markets.

In the first quarter of 2003, nine of our other subsidiaries filed chapter 11 bankruptcy in order to protect the assets held by those subsidiaries against possible statutory liens that might have otherwise arisen and been enforced by the Pension Benefit Guaranty Corporation (or the PBGC).

On December 20, 2005, the Bankruptcy Court entered an order confirming two separate joint plans of liquidation for four of our commodity-related subsidiaries. On December 22, 2005, these plans of liquidation became effective and all restricted cash and other assets held on behalf of or by the subsidiaries, consisting primarily of approximately $686.8 million of net cash proceeds from the sale of interests in and related to QAL and Alpart, were transferred to a trustee for subsequent distribution to holders of claims against the subsidiaries in accordance with the terms of the plans of liquidation. In connection with the plans of liquidation, these four subsidiaries were dissolved and their corporate existence was terminated.

On February 6, 2006, the Bankruptcy Court entered an order confirming the Plan for us and 21 of our subsidiaries that had filed chapter 11 bankruptcy. On May 11, 2006, the District Court for the District of Delaware entered an order affirming the confirmation order and adopting the Bankruptcy Court’s findings of fact and conclusions of law regarding confirmation of our Plan. On July 6, 2006, our Plan became effective and was substantially consummated, whereupon we emerged from chapter 11 bankruptcy.

Pursuant to our Plan, on July 6 2006, the pre-petition ownership interests in Kaiser were cancelled without consideration and approximately $4.4 billion of pre-petition claims against us, including claims in respect of debt, pension and postretirement medical obligations and asbestos and other tort liabilities, were resolved as follows:

•	Claims in Respect of Retiree Medical Obligations. Pursuant to settlements reached with representatives of hourly and salaried retirees in early 2004:

•	an aggregate of 11,439,900 shares of our common stock were delivered to the voluntary employees’ beneficiary association trust, or VEBA, that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependants (which we refer to herein as the “Union VEBA”) and entities that prior to July 6, 2006 acquired from the Union VEBA rights to receive a portion of such shares; and

•	an aggregate of 1,940,100 shares of our common stock were delivered to the VEBA that provides benefits for certain other eligible retirees and their surviving spouses and eligible dependents (which we refer to herein as the “Salaried VEBA”) and entities that prior to July 6, 2006 acquired from the Salaried VEBA rights to receive a portion of such shares; and

•	we became obligated to make certain contingent annual cash payments of up to $20 million annually to the VEBAs that fluctuate based on earnings, adjusted for certain cash flow items (see Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”).

•	Priority Claims and Secured Claims. All pre-petition priority claims, pre-petition priority tax claims and pre-petition secured claims were paid in full in cash.

•	Unsecured Claims. With respect to pre-petition unsecured claims (other than the personal injury claims specified below):

•	all pre-petition unsecured claims of the PBGC against our Canadian subsidiaries were satisfied by the delivery of 2,160,000 shares of common stock and $2.5 million in cash; and

•	all pre-petition general unsecured claims against us, other than our Canadian subsidiaries, including claims of the PBGC and holders of our public debt, were satisfied by the issuance of 4,460,000 shares of our common stock to a third-party disbursing agent, with such shares to be delivered to the holders of such claims in accordance with the terms of our Plan (to the extent that such claims do not constitute convenience claims that have been or will be satisfied with cash payments). Of such 4,460,000 shares of common stock, approximately 197,000 shares are currently being held by the third-party disbursing agent as a reserve pending resolution of disputed claims. To the extent a holder of a disputed claim is not entitled to shares reserved in respect of such claim, such shares will be distributed to holders of allowed claims.

•	Personal Injury Claims. Certain trusts (which we refer to herein as the “PI Trusts”) were formed to receive distributions from us, assume responsibility from us for present and future asbestos personal injury claims, present and future silica personal injury claims, present and future coal tar pitch personal injury claims and present but not future noise-induced hearing personal injury claims, and to make payments in respect of such personal injury claims. We contributed to the PI Trusts:

•	the rights with respect to proceeds associated with personal injury-related insurance recoveries reflected on our consolidated financial statements at June 30, 2006 as a receivable having a value of $963.3 million;

•	$13 million in cash (less approximately $.3 million advanced prior to July 6, 2006);

•	the stock of a subsidiary whose primary asset was approximately 145 acres of real estate located in Louisiana and the rights as lessor under a lease agreement for such real property that produces modest rental income; and

•	75% of a pre-petition general unsecured claim against one of our subsidiaries in the amount of $1,106 million, entitling the PI Trusts to a share of the 4,460,000 shares of common stock distributed to unsecured claimholders.

The PI Trusts assumed all liability and responsibility for present and future asbestos personal injury claims, present and future silica personal injury claims, present and future coal tar pitch personal injury claims and present but not future noise-induced hearing personal injury claims. As of July 6, 2006, injunctions were entered prohibiting any person from pursuing any claims against us or any of our affiliates in respect of such matters.

In general, the rights afforded under our Plan and the treatment of claims under our Plan are in complete satisfaction of and discharge all claims arising on or before July 6, 2006. However, our Plan does not limit any rights that the United States of America or the individual states may have under environmental laws to seek to enforce equitable remedies against us, though we may raise any and all available defenses in any action to enforce such equitable remedies. Further, with regard to certain non-owned sites specified in the environmental settlement agreement entered into in connection with our Plan as to which we and the United States of America had not reached settlement by the confirmation date, all our rights and defenses and those of the United States of America are preserved and not affected by our Plan. With respect to sites owned by us after the confirmation date, specified categories of claims of the United States of America and the individual states party to the environmental settlement agreement are not discharged, impaired or affected in any way by our Plan, and we maintain any and all defenses to any such claims except for any defense alleging such claims were discharged under our Plan.

Cash payments made on July 6, 2006 for priority and secured claims, payments to the PI Trusts, bank and professional fees totaled approximately $29 million and were funded using existing cash resources.

Legal Structure

In connection with our Plan, we restructured and simplified our corporate structure. The result of the simplified corporate structure is summarized as follows:

•	We directly own 100% of the issued and outstanding shares of capital stock of Kaiser Aluminum Investments Company, a newly formed Delaware corporation (“KAIC”), which is intended to function as an intermediate holding company.

•	KAIC owns 49% of the ownership interests of Anglesey and 100% of the ownership interests of each of:

•	Kaiser Aluminum Fabricated Products, LLC, a newly formed Delaware limited liability company (“KAFP”), which holds the assets and liabilities associated with our fabricated products business unit (excluding those assets and liabilities associated with the London, Ontario facility);

•	Kaiser Aluminum Canada Limited, a newly formed Ontario corporation (“KACL”), which holds the assets and liabilities of our London, Ontario operations and certain former KACC Canadian subsidiaries that were largely inactive;

•	Kaiser Aluminum & Chemical Corporation, LLC, a newly formed Delaware limited liability company (“KACC, LLC”), which, as a successor by merger to Kaiser Aluminum & Chemical Corporation, holds our remaining non-operating assets and liabilities not assumed by KAFP;

•	Kaiser Aluminium International, Inc., Trochus Insurance Co., Ltd., and Kaiser Bauxite Company.

Item 1A.	Risk Factors

This Item may contain statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. “Business — Forward Looking Statements” for cautionary information with respect to such forward-looking statements. Such cautionary information should be read as applying to all forward-looking statements wherever they appear in this Report. Forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary from those in forward-looking statements as a result of a number of factors including those we discuss in this Item and elsewhere in this Report.

In evaluating us or our common stock, you should carefully consider the following risks. The risks described below are those which we believe are the material risks we face. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows as well as the trading price of our common stock.

We recently emerged from chapter 11 bankruptcy, have sustained losses in the past and may not be able to maintain profitability.

Because we recently emerged from chapter 11 bankruptcy and have in the past sustained losses, we cannot assure you that we will be able to maintain profitability in the future. We sought protection under chapter 11 of the Bankruptcy Code in February 2002. We emerged from bankruptcy as a reorganized entity on July 6, 2006. Prior to and during this reorganization, we incurred substantial net losses, including net losses of $788.3 million, $746.8 million and $753.7 million in the fiscal years ended December 31, 2003, 2004 and 2005, respectively. If we cannot maintain profitability, the value of an investment in Kaiser may decline.

A reader may not be able to compare our historical financial information to our future financial information, which will make it more difficult to evaluate an investment in our company.

As a result of the effectiveness of our chapter 11 plan of reorganization, our Plan, on July 6, 2006, we are operating our business under a new capital structure. In addition, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, or SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code as of July 1, 2006. Because SOP 90-7 requires us to account for our assets and liabilities at their fair values as of the effectiveness of our Plan, our financial condition and results of operations from and after July 1, 2006 will not be comparable in some material respects to the financial condition or results of operations reflected in our historical financial statements at dates or for periods prior to July 1, 2006. This may make it difficult to assess our future prospects based on historical performance.

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

In 2006, our largest fabricated products customer, Reliance Steel & Aluminum, accounted for approximately 18% of our fabricated products net sales, and our five largest customers accounted for approximately 41% of our fabricated products net sales. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. The loss of Reliance as a customer could have a material adverse effect on our financial position, results of operations and cash flows. In addition, a significant downturn in the business or financial condition of any of our significant customers could materially and adversely affect our financial position, results of operations and cash flows.

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

We import primary aluminum from, and manufacture fabricated products used in, foreign countries. We also own 49% of Anglesey, which owns and operates an aluminum smelter in the United Kingdom. We purchase alumina to supply to Anglesey and we purchase aluminum from Anglesey for sale to a third party in the United Kingdom. Factors in the politically and economically diverse countries in which we operate or have customers or suppliers, including inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems, could affect our financial position, results of operations and cash flows. Our financial position, results of operations and cash flows could also be adversely affected by:

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

We derive a significant portion of our revenue from products sold to the aerospace industry, which is highly cyclical and tends to decline in response to overall declines in industrial production. As a result, our business is affected by overall levels of industrial production and fluctuations in the aerospace industry. The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, by the state of the U.S. and world economies and numerous other factors, including the effects of terrorism. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, regulatory changes, the retirement of older aircraft and technological improvements to new aircraft engines that increase reliability. The timing, duration and severity of cyclical upturns and downturns cannot be predicted with certainty. A future downturn or reduction in demand could have a material adverse effect on our financial position, results of operations and cash flows.

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

The aerospace industry suffered significantly in the wake of the events of September 11, 2001, resulting in a sharp decrease globally in new commercial aircraft deliveries and order cancellations or deferrals by the major airlines. This decrease reduced the demand for our Aero/HS products. While there has been a recovery since 2001, the threat of terrorism and fears of future terrorist acts could negatively affect the aerospace industry and our financial position, results of operations and cash flows.

Our customers may reduce their demand for aluminum products in favor of alternative materials.

Our fabricated aluminum products compete with products made from other materials, such as steel and composites, for various applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of alternative materials to aluminum, such as composites, in order to reduce the weight and increase the fuel efficiency of aircraft. The willingness of customers to accept substitutions for aluminum or the ability of large customers to exert leverage in the marketplace to reduce the pricing for fabricated aluminum products could adversely affect the demand for our products, particularly our aerospace and high strength products, and thus adversely affect our financial position, results of operations and cash flows.

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

Our income and cash flows depend on the margin above fixed and variable expenses (including energy costs) at which we are able to sell our fabricated aluminum products. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our production facilities affect operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. The daily closing price of the front-month futures contract for natural gas per million British thermal units as reported on NYMEX ranged between $4.57 and $8.75 in 2004, between $5.79 and $15.38 in 2005 and between $4.20 and $10.63 in 2006. Typically, electricity prices fluctuate with natural gas prices which increases our exposure to energy costs. Future increases in fuel and utility prices may have an adverse effect on our financial position, results of operations and cash flows.

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

The agreement under which Anglesey receives power expires in September 2009, and the nuclear facility which supplies such power is scheduled to cease operations in late 2010. As of the date of this Report, Anglesey has not identified a source from which to obtain sufficient power to sustain its operations on reasonably acceptable terms thereafter, and we cannot assure you that Anglesey will be able to do so. If, as a result, Anglesey’s aluminum production is curtailed or its costs are increased, our cash flows may be adversely affected. In addition, any decrease in Anglesey’s production would reduce or eliminate the “natural hedge” against rising primary aluminum prices created by our participation in the primary aluminum market and, accordingly, we may deem it appropriate to increase our hedging activity to limit exposure to such price risks, potentially adversely affecting our financial position, results of operations and cash flows.

If Anglesey cannot obtain sufficient power, Anglesey’s operations will likely be shut down. Given the potential for future shut down and related costs, dividends from Anglesey have been suspended temporarily while Anglesey studies future cash requirements. The shut down may involve significant costs to Anglesey which would decrease or eliminate its ability to pay dividends. The process of shutting down operations may involve transition complications which may prevent Anglesey from operating at full capacity until the expiration of the power contract. As a result, our financial position, results of operations and cash flows may be negatively affected even before the September 2009 expiration of the power contract.

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

We are currently in the process of a $105 million expansion of production capacity and gauge capability at our Trentwood facility. While the project is currently on schedule to be completed in 2008, with substantially all costs being incurred in 2006 and 2007, our ability to fully complete this project, and the timing and costs of doing so, are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems. If we are unable to fully complete this project or if the actual costs for this project exceed our current expectations, our financial position, results of operations and cash flows would be adversely affected. In addition, we have contracts currently in place expected to be fulfilled with production from the expanded facility. If completion of the expansion is significantly delayed or the expansion is not fully completed, we may not be able to meet shipping deadlines on time or at all, which would adversely affect our results of operations, may lead to litigation and may damage our relationships with these customers and our reputation generally.

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

In our 2005 Form 10-K, we have reported one material weakness relating to hedge accounting in our internal control over financial reporting, which resulted in the restatement of our financial statements, and one significant deficiency.

During the first quarter of 2006 as part of the reporting and closing process relating to the preparation of our December 31, 2005 financial statements, we concluded that our controls and procedures were not effective as of December 31, 2005 because due to a material weakness in internal control over financial reporting existed relating to our accounting for derivative financial instruments. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. We concluded that our procedures relating to hedging transactions were not designed effectively and that our documentation did not comply with certain accounting rules, thus requiring us to account for our derivatives on a mark-to-market basis. While we are working to modify our documentation and requalify certain derivative transactions for treatment as hedges, and have engaged outside experts to perform periodic reviews, we cannot assure you that such improved controls will prevent any or all instances of non-compliance. As a result of the material weakness, we restated our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, to reflect mark-to-market accounting. See Part II, Item 9A, “Controls and Procedures” in this Report for more information. Until we requalify our derivatives for hedge accounting treatment, we will not consider this matter to be fully remediated.

We also concluded that the appropriate post-emergence accounting treatment for payments made in 2005 to the voluntary employees’ beneficiary association trusts, or VEBAs, created in connection with our chapter 11 reorganization required presentation of VEBA payments as a reduction of pre-petition retiree medical obligations rather than as a period expense, as we had concluded in prior quarters. Our prior treatment of VEBA payments was identified as a significant deficiency in our internal control over financial reporting at December 31, 2005. We corrected this deficiency during the preparation of our December 31, 2005 financial statements and, accordingly, such deficiency did not exist at the end of the subsequent periods.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by no later than December 31, 2007. We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable Securities and Exchange Commission, or SEC, and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by NASDAQ. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

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

We have net operating loss carry-forwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the United States. We believe that these tax attributes could together offset in the range of $975 to $1,050 million of otherwise taxable income. This matter will, however, not be better determinable until the completion of our 2006 income tax return analysis during mid/late 2007. The amount of net operating loss carry-

forwards available in any year to offset our net taxable income will be reduced or eliminated if we experience a “change of ownership” as defined in the Internal Revenue Code. We have entered into a stock transfer restriction agreement with our largest stockholder, a VEBA that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (which we refer to as the Union VEBA) and our certificate of incorporation prohibits and voids certain transfers of our common stock in order to reduce the risk that a change of ownership will jeopardize our net operating loss carry-forwards. Because U.S. tax law limits the time during which carry-forwards may be applied against future taxes, we may not be able to take full advantage of the carry-forwards for federal income tax purposes. In addition, the tax laws pertaining to net operating loss carry-forwards may be changed from time to time such that the net operating loss carry-forwards may be reduced or eliminated. If the net operating loss carry-forwards become unavailable to us or are fully utilized, our future income will not be shielded from federal income taxation, thereby reducing funds otherwise available for general corporate purposes.

Our current common stock has a limited trading history and a small public float which may limit development of a market for our common stock and increase the likelihood of significant volatility in the market for our common stock.

In order to reduce the risk that any change in our ownership would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carry-forwards, for purposes of Sections 382 and 383 of the Internal Revenue Code, upon emergence from chapter 11 bankruptcy, we entered into a stock transfer restriction agreement with our largest stockholder, the Union VEBA, and amended and restated our certificate of incorporation to include restrictions on transfers involving 5% ownership. These transfer restrictions could hinder development of an active market for our common stock. In addition, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates of our future earnings, substantial amounts of our common stock being sold into the public markets upon the expiration of share transfer restrictions, which expire in July 2016, or upon the occurrence of certain events relating to U.S. tax benefits available under section 382 of the Internal Revenue Code, conditions in the economy in general or in the fabricated aluminum products industry in particular or unfavorable publicity.

Our net sales, operating results and profitability may vary from period to period, which may lead to volatility in the trading price of our stock.

Our financial and operating results may be significantly below the expectations of public market analysts and investors and the price of our common stock may decline due to the following factors:

•	volatility in the spot market for primary aluminum and energy costs;

•	our annual accruals for variable payment obligations to the Union VEBA and another VEBA that provides benefits for certain other eligible retirees and their surviving spouses and eligible dependents (which we refer to as the Salaried VEBA);

•	non-cash charges including last-in, first-out, or LIFO, inventory charges and impairments;

•	global economic conditions;

•	unanticipated interruptions of our operations for any reason;

•	variations in the maintenance needs for our facilities;

•	unanticipated changes in our labor relations; and

•	cyclical aspects impacting demand for our products.

Our annual variable payment obligation to the Union VEBA and Salaried VEBA are linked with our profitability, which means that not all of our earnings will be available to our stockholders.

We are obligated to make annual payments to the Union VEBA and Salaried VEBA calculated based on our profitability and therefore not all of our earnings will be available to our stockholders. The aggregate amount of our annual payments to these VEBAs is capped, however, at $20 million and is subject to other limitations. As a result of these payment obligations, our earnings and cash flows may be reduced.

A significant percentage of our stock is held by the Union VEBA which may exert significant influence over us.

The Union VEBA currently owns 26.7% of our common stock. As a result, the Union VEBA has significant influence over matters requiring stockholder approval, including the composition of our board of directors. Further, to the extent that the Union VEBA and other substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.

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

Delaware law, our governing documents and the stock transfer restriction agreement we entered into as part of our Plan may impede or discourage a takeover, which could adversely affect the value of our common stock.

Provisions of Delaware law, our certificate of incorporation and the stock transfer restriction agreement with the Union VEBA may have the effect of discouraging a change of control of our company or deterring tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect some corporate actions. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our board of directors into three classes of directors who serve for staggered terms. A significant effect of a classified board of directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. As indicated above, our certificate of incorporation prohibits certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. In addition, we are party to a stock transfer restriction agreement with the Union VEBA which limits its ability to transfer our common stock. The general effect of the transfer restrictions in the stock transfer restriction agreement and our certificate of incorporation is to ensure that a change in ownership of more than 45% of our outstanding common stock cannot occur in any three-year period. These rights and provisions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The locations and general character of the principal plants and other materially important physical properties relating to our operations are described in Item 1. “Business — Business Operations” and those descriptions are incorporated herein by reference. We own in fee or lease all the real estate and facilities used in connection with our business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses.

All but three of our fabricated aluminum production facilities are owned by us and/or our subsidiaries. The Chandler, Arizona facility is subject to a lease with a primary lease term that expires in 2033. We have certain extension rights in respect of the Chandler lease. The Richland, Washington facility is subject to a lease with a 2011 expiration date, subject to certain extension rights held by us. The Los Angeles facility is subject to a lease with a 2014 expiration date.

Our corporate headquarters and primary place of business is located in Foothill Ranch, California and is leased.

Our obligations under the revolving credit facility and the term loan facility are secured by, among other things, liens on our U.S. production facilities. See Note 5 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for further discussion.

Item 3.	Legal Proceedings

This Item may contain statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. “Business — Forward-Looking Statements” of this Report for cautionary information with respect to such forward-looking statements. Such cautionary information should be read as applying to all forward-looking statements whenever they appear in this Report, including this Item. Forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary from those in forward-looking statements as a result of a number of factors including those we discuss in this Item, in Item 1A. “Risk Factors” and elsewhere in this Report.

Reorganization Proceedings

The discussion in Item 1. “Business — Emergence from Reorganization Proceedings” and Notes 2 and 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” are incorporated herein by reference. Pursuant to our Plan, on July 6, 2006, the pre-petition ownership interests of Kaiser were cancelled without consideration and approximately $4.4 billion of pre-petition claims against us, including claims in respect of debt, pension and postretirement medical obligations and asbestos and other tort liabilities were resolved on our emergence from chapter 11 bankruptcy.

Other Environmental Matters

We have been working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington relating to the historical use of oils containing polychlorinated byphenyls, or PCBs, at our Trentwood facility in Spokane, Washington before 1978. During April 2004, we were served with a subpoena for documents and notified by Federal authorities that they were investigating certain environmental compliance issues with respect to our Trentwood facility in the State of Washington. In early 2007, we received a letter from the regulatory authorities confirming that their investigation had been closed.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our outstanding common stock is traded on the Nasdaq Global Market under the ticker symbol “KALU.”

The following table sets forth the high and low sale prices of our common stock for each quarterly period since such common stock began trading on the Nasdaq Global Market on July 7, 2006.

	High	Low

Fiscal 2006
Third quarter (from July 7, 2006)	$44.50	$37.50
Fourth quarter	$62.00	$43.50

Holders

As of February 28, 2007, there were 494 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock during the two most recent fiscal years. We currently intend to retain all earnings for the operation and expansion of our business and do not currently anticipate paying any dividends on our common stock. The declaration and payment of dividends, if any, in the future will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. Accordingly, from time to time, the board may declare dividends, though we can give no assurance in this regard. The revolving credit facility and the term loan facility currently restrict our ability to pay any dividends or purchase any of our stock. Under these credit arrangements, we may pay cash dividends only if we are not in default or would not be in default as a result of the dividends; and to an amount based on a portion of cumulative earnings, net of dividends, as adjusted for certain other cash inflows.

Stock Performance Graph

The following graph shows the change in our cumulative total shareholder return for the period from July 7, 2006 to December 31, 2006, based on the market price of our common stock, compared with: (1) the Dow-Jones Wilshire 5000 and (2) the S & P Smallcap 600. The graph assumes a total initial investment of $100 as of July 7, 2006, and shows a “Total Return” that assumes reinvestment of dividends, if any. The performance on the following graph is not necessarily indicative of future performance of our stock price.

COMPARISON OF 6 MONTH CUMULATIVE TOTAL RETURN*
Among Kaiser Aluminum Corporation, The Dow Jones Wilshire 5000 Index
And The S & P Smallcap 600 Index

* $100 invested on 7/7/06 in stock or on 6/30/06 in index-including reinvestment of dividends.
Fiscal year ending December 31.

Our performance graph reflects the cumulative return of (i) the Dow Jones Wilshire 5000, a broad equity market index that includes companies whose equity securities are traded on the Nasdaq Global Market and (ii) the S&P Smallcap 600. We elected to use the latter after determining that no published industry or line-of-business indexes where closely enough related to our industry or business to provide a reasonable basis for comparison. Similarly, we determined that we could not identify comparables to include in a peer group that would provide a reasonable basis for comparison and that, as a result, an index consisting of companies with similar market capitalizations was appropriate.

Item 6.	Selected Financial Data

The table at page 28 of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of Notes to Consolidated Financial Statements, and Five-Year Financial Data included in Item 8. “Financial Statements and Supplementary Data” are incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item may contain statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1 — “Business — Forward-Looking Statements” for

cautionary information with respect to such forward-looking statements. Such cautionary information should be read as applying to all forward-looking statements wherever they appear in this Report, including this Item. Forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary from those in the forward-looking statements as a result of a number of factors, including those we discuss in this Item, in Item 1A. “Risk Factors” and elsewhere in this Report.

In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period to period, are (1) particularly material to results, (2) affect costs as a result of external market factors, and (3) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from fluctuations in underlying metal prices.

Emergence from Reorganization Proceedings

As more fully discussed in Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” during the past four years, Kaiser and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code under the supervision of the United States Bankruptcy Court for the District of Delaware.

As outlined in Notes 2 and 14 of Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data,” pursuant to our Second Amended Plan of Reorganization, or our Plan, we emerged from chapter 11 bankruptcy on July 6, 2006 with all of our fabricated products facilities and operations and a 49% interest in Anglesey, which owns a smelter in the United Kingdom. Pursuant to our Plan, all material pre-petition debt, pension and postretirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated at June 30, 2006 approximately $4.4 billion), were addressed and resolved. Pursuant to our Plan, all of the equity interests of Kaiser’s pre-emergence stockholders were cancelled without consideration. Equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to our Plan. See Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information on the reorganization process and our Plan.

A balance sheet showing the effects from the implementation of our Plan, application of fresh start accounting, and certain related activities is included in Note 2 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.” It should be noted that all financial statement information as of June 30, 2006 and for all prior periods relates to Kaiser before emergence from chapter 11 bankruptcy. As a result, comparisons between financial statement information after the July 6, 2006 effective date of our Plan and historical financial statement information before such date are difficult to make.

Impacts of Emergence From Chapter 11 on Financial Statements

All financial statement information before July 1, 2006, relates to the Company before emergence from chapter 11 (sometimes referred to herein as the “Predecessor”). The Company after emergence is sometimes referred to herein as the “Successor”. As more fully discussed below, there will be a number of differences between the financial statements before and after emergence that will make comparisons of future and past financial information difficult which may make it more difficult to assess our future prospects based on historical performance.

As a result of our emergence from chapter 11, we applied fresh start accounting to our opening July 1, 2006 consolidated balance sheet as required by generally accepted accounting principles, or GAAP. As such:

•	We adjusted our balance sheet to equal the reorganization value of the Company;

•	We allocated the reorganization value to our individual assets and liabilities based on their estimated fair value. Such items as current liabilities, accounts receivable and cash reflect values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities were significantly adjusted from amounts previously reported. As more fully discussed in the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data,” these adjustments may adversely affect future results; and

•	We reset items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) to zero.

We also made some changes to our accounting policies and procedures as part of the fresh start and emergence process. In general, our accounting policies are the same as or similar to those historically used to prepare our financial statements. In certain cases, however, we adopted different accounting principles for, or applied methodologies differently to, our post-emergence financial statement information. For instance, we changed our accounting methodologies with respect to inventory accounting. While we still account for inventories on a last-in, first-out basis, or LIFO, after emergence, we are applying LIFO differently than we did in the past. Specifically, we will view each quarter on a standalone basis for computing LIFO; whereas, in the past, we recorded LIFO amounts with a view to the entire fiscal year, which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or second half of the year.

Additionally, certain items such as earnings per share and Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (see discussion in Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”), which had few, if any, implications while we were in chapter 11 bankruptcy, will have increased importance in our future financial statement information.

Results of Operations

Our main line of business is the production and sale of fabricated aluminum products. In addition, we own a 49% interest in Anglesey, which owns and operates an aluminum smelter in Holyhead, Wales.

Our emergence from chapter 11 bankruptcy and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. Although we emerged from chapter 11 bankruptcy on July 6, 2006, we adopted fresh start accounting under the provisions of American Institute of Certified Professional Accountants (“AICPA”) Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, effective as of the beginning of business on July 1, 2006. As such, it was assumed that the emergence was completed instantaneously at the beginning of business on July 1, 2006 so that all operating activities during the period from July 1, 2006 through December 31, 2006 are reported as applying to the new reporting entity. We believe that this is a reasonable presentation as there were no material non-Plan-related transactions between July 1, 2006 and July 6, 2006.

The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices). The selected operational and financial information after July 6, 2006 are those of the Successor and are not comparable to those of the Predecessor. However, for purposes of this discussion (in the table below), the Successor’s results for the period from July 1, 2006 through December 31, 2006 have been combined with the Predecessor’s results for the period from January 1, 2006 to July 1, 2006 and are compared to the Predecessor’s results for the years ended December 31, 2005 and 2004. Differences between periods due to fresh start accounting are explained when material.

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial and Supplementary Data”. See Note 11 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for further information regarding segments.

	Year Ended December 31, 2006
	July 1, 2006	Predecessor
	through	January 1, 2006		Predecessor
	December 31,	to		Year Ended December 31,
	2006	July 1, 2006	Combined	2005	2004
Shipments (mm lbs):
Fabricated Products	249.6	273.5	523.1	481.9	458.6
Primary Aluminum	77.3	77.1	154.4	155.6	156.6

	326.9	350.6	677.5	637.5	615.2

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.27	$2.16	$2.21	$1.95	$1.76
Primary Aluminum(2)	$1.30	$1.28	$1.29	$.95	$.85
Net Sales:
Fabricated Products	$567.2	$590.9	$1,158.1	$939.0	$809.3
Primary Aluminum	100.3	98.9	199.2	150.7	133.1

Total Net Sales	$667.5	$689.8	$1,357.3	$1,089.7	$942.4

Segment Operating Income (Loss):
Fabricated Products(3)(4)	$60.8	$61.2	$122.0	$87.2	$33.0
Primary Aluminum(5)(6)	10.8	12.4	23.2	16.4	13.9
Corporate and Other	(25.5)	(20.3)	(45.8)	(35.8)	(71.3)
Other Operating Benefits (Charges), Net(7)	2.2	(.9)	1.3	(8.0)	(793.2)

Total Operating Income (Loss)	$48.3	$52.4	$100.7	$59.8	$(817.6)

Discontinued Operations	$—	$4.3	$4.3	$363.7	$121.3

Reorganization Items(8)	$—	$3,090.3	$3,090.3	$(1,162.1)	$(39.0)

Loss from Cumulative Effect on Years Prior to 2005 of Adopting Accounting For Conditional Asset Retirement Obligations(9)	$—	$—	$—	$(4.7)	$—

Net Income (Loss)	$26.2	$3,141.2	$3,167.4	$(753.7)	$(746.8)

Capital Expenditures (excluding discontinued operations)	$30.1	$28.1	$58.2	$31.0	$7.6

(1)	Average realized prices for our fabricated products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Item 1. “Business”.

(2)	Average realized prices for our primary aluminum business unit exclude hedging revenues.

(3)	Fabricated products business unit operating results for 2006 combined, 2005 and 2004 include non-cash LIFO inventory charges of $25.0 million, $9.3 million and $12.1 million, respectively, and metal gains of approximately $20.8 million, $4.6 million, and $12.2 million, respectively.

(4)	Fabricated products business unit operating results for 2006 combined include non-cash mark-to-market losses totaling $2.2 million. For further discussion regarding mark-to-market matters, see Note 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

(5)	Primary aluminum business unit operating results for 2006 and 2005 combined, include non-cash mark-to-market gains (losses) totaling $17.3 million and $(4.1) million, respectively. Non-cash mark-to-market gains (losses) for 2004 were not material. For further discussion regarding mark-to-market matters, see Note 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

(6)	Primary aluminum business unit operating results for 2005 include non-cash charges of approximately $4.1 million in respect of our decision to restate our accounting for derivative financial instruments as more fully discussed in Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

(7)	See Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for a detailed summary of the components of Other operating benefits (charges), net and the business segment to which the items relate.

(8)	See Notes 2 and 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for a discussion of Reorganization items.

(9)	See Notes 1 and 3 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for a discussion of the changes in accounting for conditional asset retirement obligations.

Significant Items

Market-related Factors.  Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the markets in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. During 2005 and 2006, the markets for aerospace and high strength products in which we participate were strong, resulting in higher shipments and improved margins.

Changes in primary aluminum prices also affect our primary aluminum business unit and expected earnings under any firm price fabricated products contracts. However, the impacts of such changes are generally offset by each other or by primary aluminum hedges. Our operating results are also, albeit to a lesser degree, sensitive to changes in prices for power and natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of the possible impacts of the reorganization on our sensitivity to changes in market conditions, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risks, Sensitivity.”

During 2006, the average London Metal Exchange or LME, transaction price per pound of primary aluminum was $1.17. During 2005 and 2004, the average LME price per pound for primary aluminum was $.86 and $.78, respectively. At February 28, 2007, the LME price was approximately $1.31 per pound.

Results of Operations

Summary.  The Company reported net income of $3,167.4 million in 2006, compared to a net loss of $753.7 million for 2005 and a net loss of $746.8 million for 2004. Net income for 2006 includes a non-cash gain of $3,110.3 million related to the implementation of our Plan and application of fresh start accounting. Net loss for 2005 includes a non-cash loss of $1,131.5 million related to the assignment of intercompany claims for the benefit of certain creditors offset by a gain of $365.6 million on the sale of QAL and favorable QAL operating results prior to its sale on April 1, 2005. Net loss for 2004 includes non-cash losses of $797.5 million related to the termination of pension plans, the termination of postretirement medical benefit plans and the settlement of unfair labor practices allegations by the United Steelworkers, or USW. All years include a number of non-run-rate items that are more fully explained in the sections below.

Net sales in 2006 totaled $1,357.3 million compared to $1,089.7 million in 2005 and $942.4 million in 2004. As more fully discussed below, the increase in revenues is primarily the result of the increase in the market price for primary aluminum and such increases do not necessarily directly translate to increased profitability because (a) a substantial portion of the business conducted by the fabricated products business unit passes primary aluminum prices on directly to customers and (b) our hedging activities, while limiting our risk of losses, may limit our ability to participate in price increases.

2006 as Compared to 2005

Fabricated Aluminum Products.  Net sales of fabricated products increased by 23% to $1,158.1 million for 2006 as compared to 2005, primarily due to a 13% increase in average realized prices and a 9% increase in shipments. The increase in the average realized prices primarily reflects higher underlying primary aluminum prices together with a richer product mix. The increase in volume in 2006 was led by Aero/HS and defense-related shipments, but shipments of Custom Automotive and Industrial Products and General Engineering Products were also higher in 2006. The increased aerospace and defense-related shipments reflect the strong demand for such products. Additionally, incremental heat treat furnace capacity, primarily resulting from the completion of the first phase of our $105 million Trentwood expansion project, contributed to increased shipments of heat treat plate.

Fourth quarter 2006 shipments were approximately 5% higher than the comparable period in 2005, reflecting the additional heat treat plate capacity at our Trentwood facility. One new heat treat plate furnace reached full capacity in the fourth quarter and a second furnace, which started producing in the fourth quarter of 2006, is expected to reach full capacity during the first quarter of 2007. Overall, we believe the mix of products will continue to benefit from increased heat treat plate shipments that will be made possible by incremental capacity as various phases of the Trentwood expansion are completed, including the new stretcher which will enable us to produce heavier gauge plate products and the third heat treat plate furnace, both of which are expected to be on-line by early 2008. The fourth quarter of 2006 reflected a richer product mix which continued into the first quarter of 2007. This trend may not continue beyond the first quarter. Recent trends in other parts of our business that affected the fourth quarter of 2006 and could affect 2007 included a general weakening of industrial demand, service center de-stocking of extrusion inventories, and reduced vehicle builds (especially larger vehicles that represent a significant portion of demand for our products).

Operating income for 2006 of $122.0 million was approximately $35 million higher than for the prior year. Operating income for 2006 included a favorable impact of approximately $33 million from higher shipments, favorable mix, stronger conversion prices (representing the value added from the fabrication process) and favorable scrap raw material costs as compared to the prior year. Energy costs and cost performance both slightly improved year over year, offset by slightly higher major maintenance. Depreciation and amortization in 2006 was approximately $5 million lower than 2005, primarily as a result of the adoption of fresh start accounting.

Both years include non-run-rate items. These items which are listed below had a combined approximate $6 million adverse impact on 2006 which is approximately $2 million worse than 2005:

•	Metal profits in 2006 (before considering LIFO implications) of approximately $20.8 million, which is approximately $16.2 million greater than in 2005.

•	A non-cash LIFO inventory charge of $25.0 million compared to a $9.3 LIFO charges in the 2005.

•	Mark-to-market charges on energy hedging in 2006 were approximately $2.2 million. During 2005, there were no such mark-to-market charges.

Segment operating results for 2006 and 2005 include gains on intercompany hedging activities with the primary aluminum business unit totaling $44.6 million for 2006 and $11.1 million for 2005. These amounts eliminate in consolidation. Segment operating results for 2006 and 2005, exclude defined contribution savings plan charges of approximately $.4 million and $6.3 million, respectively (see Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”).

Primary Aluminum.  During 2006, third party net sales of primary aluminum increased 32% compared to 2005. The increase was almost entirely attributable to the increases in average realized primary aluminum prices.

The following table recaps (in millions of dollars) the major components of segment operating results for the current and prior year periods as well as the primary factors leading to such differences. Many of such factors indicated are subject to significant fluctuation from period to period and are largely impacted by items outside management’s control. See Item 1A. “Risk Factors.”

	2006 vs. 2005
	Operating	Better
Component	Income	(Worse)	Primary Factor

Sales of production from Anglesey	$51	$19	Market price for primary aluminum
Internal hedging with Fabricated Products	(45)	(34)	Eliminates in consolidation
Derivative settlements	—	1	Impacted by positions and market prices
Mark-to-market on derivative instruments	17	21	Impacted by positions and market prices

	$23	$7

The improvement in Anglesey-related results, as well as the offsetting adverse internal hedging results in 2006 over 2005 was driven primarily by increases in primary aluminum market prices. Approximately two-thirds of the cost of the Anglesey-related operations is alumina and power. Beginning in the second quarter of 2005, the Anglesey-related operating results were adversely affected by an approximate 20% increase in contractual alumina costs. However, contractual pricing for alumina is expected to improve approximately 20% (versus 2006) beginning in the second quarter of 2007. Also, Anglesey-related operating results were offset by an approximate 15% contractual increase in Anglesey’s power costs in 2006 (an adverse change of approximately $5 million compared to 2005). Further, the nuclear plant that supplies Anglesey its power is currently slated for decommissioning in late 2010. For Anglesey to be able to operate past September 2009 when its current power contract expires, Anglesey will have to secure a new or alternative power contract at prices that makes its operation viable. No assurance can be provided that Anglesey will be successful in this regard.

In addition, given the potential for future shutdown and related costs, dividends from Anglesey have been suspended while Anglesey studies future cash requirements. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows (in millions of dollars): 2006 — $11.8, 2005 — $9.0, 2004 — $4.5, 2003 — $4.3 and 2002 — $6.0. Should the temporary suspension of dividends continue for a prolonged period or become permanent, we will have to consider whether it is appropriate to continue to recognize our equity share in Anglesey’s earnings.

Corporate and Other.  Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments.

Corporate operating expenses for 2006 were approximately $10.0 million higher than in 2005. Incentive compensation accruals were approximately $8.3 million higher in 2006 than in 2005, including the $4.0 million non-cash charge associated with the granting of vested and non-vested shares of our common stock at emergence as more fully discussed in Notes 1 and 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”. Additionally, we incurred certain costs we consider largely non-run-rate, including $1.9 million of preparation costs related to the Sarbanes-Oxley Act of 2002, or SOX and $1.3 million of costs associated with certain computer upgrades. The remaining change in 2006 primarily reflects lower salary and other costs related to the movement toward a post-emergence structure.

Once the activities associated with our emergence from chapter 11 bankruptcy (which will continue through early 2007) and incremental SOX adoption-related activities are complete, we expect there will be at least a modest decline in Corporate and other cash costs by the end of 2008.

Corporate operating results for 2006, discussed above, exclude non-cash pension benefits of approximately $4.2 million related to the terminated pension plans assumed by the PBGC and a credit of approximately $3.0 million related to the resolution of a pre-emergence contingency, offset by a charge of approximately

$4.5 million related to post emergence chapter 11-related items. Corporate operating results for 2005, exclude defined contribution savings plan charges of approximately $.5 million. See Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

Discontinued Operations.  Operating results from discontinued operations for 2006 consist of a $7.5 million payment from an insurer for certain residual claims we had in respect of the 2000 incident at our Gramercy, Louisiana alumina facility, which was sold in 2004, and the $1.1 million surcharge refund related to certain energy surcharges, which have been pending for a number of years. These amounts were offset, in part, by a $5.0 million charge resulting from an agreement between us and the Bonneville Power Administration for a rejected electric power contract (see Note 15 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”). Operating results from discontinued operations for 2005 include the $365.6 million gain on the sale of our interests in and related to QAL and the favorable operating results of our interests in and related to QAL, which were sold as of April 1, 2005.

Reorganization Items.  Reorganization items consist primarily of income, expenses (including professional fees) or losses that are realized or incurred by us due to our reorganization. Reorganization items in 2006 consisted primarily of a non-cash gain of approximately $3,110.3 million related to the implementation of our Plan and application of fresh start reporting. Reorganization items in 2005 consisted primarily of a non-cash charge of approximately $1,131.5 million that was recognized in connection with the consummation of two separate joint plans of liquidation of four subsidiaries as the value associated with an intercompany amount between two subsidiaries that was transferred for the benefit of certain third party creditors. See Notes 2 and 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

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

Segment operating results (before Other operating charges, net) for 2005 improved over 2004 by approximately $54.0 million. The improvement consisted of improved sales performance (primarily due to factors cited above) of approximately $64.0 million, offset, by higher operating costs, particularly for natural gas. Higher natural gas prices had a particularly significant impact on the fourth quarter of 2005. Lower 2005 charges for legacy pension and retiree medical-related costs (approximately $5.0 million; see Note 7 of Notes to Consolidated Financial Statements) were largely offset by other cost increases versus 2004 including approximately $6.0 million of higher non-cash LIFO inventory charges ($9.0 in 2005 versus $3.2 in 2004). Segment operating results for 2005 and 2004 include gains on intercompany hedging activities with the primary aluminum business unit total $11.1 million and $8.6 million, respectively. These amounts eliminate in consolidation.

Segment operating results for 2005, discussed above, exclude deferred contribution savings plan charges of approximately $6.3 million (see Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”).

Primary Aluminum.  Third party net sales of primary aluminum in 2005 increased by approximately 13% as compared to 2004. The increase was almost entirely attributable to the increase in average realized primary aluminum prices.

Segment operating results for 2005 included approximately $32.0 million related to sale of primary aluminum resulting from our ownership interests in Anglesey offset by (a) losses on intercompany hedging activities with the Fabricated products business unit (which eliminate in consolidation) totaling approximately $11.1 million and (b) approximately $4.1 million of non-cash charges associated with the discontinuance of hedge accounting treatment of derivative instruments as more fully discussed in Notes 1 and 9 of Notes to Consolidated Financial

Statements included in Item 8. “Financial Statements and Supplementary Data”. Primary aluminum hedging transactions with third parties were essentially neutral in 2005. In 2004, segment operating results consisted of approximately $21.0 related to sales of primary aluminum resulting from the Company’s ownership interests in Anglesey and approximately $2.0 million of gains from third party hedging activities offset by approximately $8.6 million of by losses on intercompany hedging activities with the Fabricated products business unit (which eliminate in consolidation). The improvement in Anglesey-related results in 2005 versus 2004 results primarily from the improvement in primary aluminum market prices discussed above. The primary aluminum market price driven improvement in Anglesey-related operating results were offset by an approximate 15% contractual increase in Anglesey’s power costs during the fourth quarter of 2005 as well as an increase in major maintenance costs incurred in 2005 (over 2004).

Post 2005 results related to Anglesey will continue to be affected by the higher contractual power rate through the term of the existing power agreement, which ends in 2009, as well as an approximate 20% increase in contractual alumina costs during the remainder of the term of the Company’s existing alumina purchase contract, which extends through 2007. Power and alumina costs, in general, represent approximately two-thirds of Anglesey’s costs and, as such, future results will be adversely affected by these changes. Further, the nuclear plant that supplies Anglesey its power is slated for decommissioning in late 2009 or 2010, approximately the same time as when Anglesey’s current power agreement expires. For Anglesey to be able to operate past 2009, the power plant will need to operate past its current decommissioning date and Anglesey will have to secure a new or alternative power contract at prices that make its operation viable. No assurances can be provided that Anglesey will be successful in this regard.

Corporate and Other.  Corporate operating expenses represent corporate general and administrative expenses which are not allocated to our business segments. In 2005, corporate operating expenses were comprised of approximately $30.0 million of expenses related to ongoing operations and $5.0 million related to retiree medical expenses. In 2004, corporate operating expenses were comprised of approximately $21.0 million of expenses related to ongoing operations and approximately $50.0 million of retiree medical expenses.

The increase in expenses related to ongoing operations in 2005 compared to 2004 was due to an increase in professional expenses associated primarily with initiatives to comply with SOX and emergence-related activity, relocation of the corporate headquarters and transition costs, offset by the fact that key personnel ceased receiving retention payments as of the end of the first quarter of 2004 pursuant to our key employee retention program (see Note 19 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”). The decline in retiree-related expenses is primarily attributable to the termination of the Inactive Pension Plan in 2004 and the change in retiree medical payments (see Note 19 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”).

Corporate operating results for 2005, discussed above, exclude defined contribution savings plan charges of approximately $.5 million (see Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”).

Discontinued Operations.  Discontinued operations in 2005 include the operating results of our interests in and related to QAL for the first quarter of 2005 and the gain that resulted from the sale of such interests on April 1, 2005. Discontinued operations in 2004 included a full year of operating results attributable to our interests in and related to QAL, as well as the operating results of the commodity interests that were sold at various times during 2004.

Income from discontinued operations for 2005 increased approximately $242.0 million over 2004. The primary factor for the improved results was the larger gain on the sale of the QAL-related interests (approximately $366.0 million) in 2005 compared to the gains from the sale of our interests in and related to Alumina Partners of Jamaica and the sale of the Mead Facility (approximately $127.0 million) in 2004. The adverse impacts in 2005 of the $42.0 million Kaiser Bauxite Company non-cash contract rejection charge were largely offset by improved operating results in 2005 associated with QAL (approximately $12.0 million) and the avoidance of approximately $33.0 million net losses by other commodity-related interests in 2004.

Reorganization Items.  Reorganization items increased substantially in 2005 over 2004 as a result a non-cash charge for approximately of $1,131.5 million in the fourth quarter of 2005. As more fully discussed in Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, the non-cash charge was recognized in connection with the consummation of the plans of liquidation discussed above as the value associated with an intercompany amount between two subsidiaries that was transferred for the benefit of certain third party creditors.

Liquidity and Capital Resources

As a result of the filing of the chapter 11 bankruptcy proceedings, claims against Kaiser and it subsidiaries that filed such cases for principal and accrued interest on secured and unsecured indebtedness existing on their filing date were stayed while those entities continued business operations as debtors-in-possession, subject to the control and supervision of the Bankruptcy Court. See Notes 2 and 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional discussion of the chapter 11 bankruptcy cases.

Operating Activities.  In 2006, fabricated products operating activities of the Successor provided approximately $62 million of cash and fabricated products operating activities of the Predecessor provided approximately $13 million of cash. These amounts compare with 2005 when fabricated operating activities of the Predecessor provided approximately $88 million of cash and with 2004 when fabricated products operating activities of the Predecessor provided approximately $35 million of cash. Cash provided in 2006 was primarily due to improved operating results offset in part by increased working capital. The increase in working capital in 2006 is primarily the result of the impact of higher primary aluminum prices and increased demand for fabricated aluminum products on inventories and accounts receivable, which is only partially offset by increases in accounts payable. Substantially all of the cash provided in 2005 was generated from operating results; working capital changes were modest. Operating results in 2004 generated approximately $70 million which was offset by increases in working capital of approximately $35 million. The increases in cash provided by fabricated products operating results in 2005 and 2004 were primarily due to improving demand for fabricated aluminum products. The foregoing analysis of fabricated products cash flow excludes consideration of pension and retiree cash payments made on behalf of current and former employees of the fabricated products facilities. Such amounts are part of the “legacy” costs that we internally categorize as a corporate cash outflow. See “— Corporate and Other Operating Activities” below.

In 2006, operating activities of the Successor used approximately $7 million and operating activities of the Predecessor provided approximately $36 million of cash attributable to our interest in and related to Anglesey. In 2005 and 2004, the operating activities of the Predecessor provided approximately $20 million and $14 million, respectively, of cash attributable to our interests in and related to Anglesey. The increases in cash flows between 2006 and 2005 and between 2005 and 2004 is primarily attributable to increases in primary aluminum market prices.

Corporate and Other Operating Activities.  Corporate and other operating activities of the Successor (including all “legacy” costs) used approximately $36 million and corporate and other operating activities of the Predecessor used approximately $70 million of cash during 2006. Corporate and other operating activities of the Predecessor used approximately $108 million and $150 million of cash in 2005 and 2004, respectively. Cash outflows from corporate and other operating activities in 2006, 2005 and 2004 included: (1) approximately $11 million, $37 million and $57 million, respectively, in respect of retiree medical obligations and VEBA funding for former and current operating units; (2) payments for reorganization costs of approximately $28 million, $39 million and $35 million, respectively; and (3) payments in respect of general and administrative costs totaling approximately $41 million, $29 million and $26 million, respectively. Cash outflows for corporate and other operating activities in 2006 also included payments pursuant to our Plan of approximately $25 million and in 2004 also included $27 million to settle certain multi-site environmental claims.

Discontinued Operations Activities.  In 2006, discontinued operation activities of the Predecessor provided $9 million of cash. This compares with 2005 and 2004 when discontinued operation activities of the Predecessor provided $17 million and $64 million of cash, respectively. Cash provided by discontinued operations in 2006 consisted of the proceeds from an $8 million payment from an insurer and a $1 million refund from commodity interests energy vendors. The decrease in cash provided by discontinued operations in 2005 over 2004 resulted primarily from a decrease in favorable operating results due to the sale of substantially all of the commodity interests between the second half of 2004 and early 2005. The remaining commodity interests were sold as of April 1, 2005.

Investing Activities.  Total capital expenditures for fabricated products were $56.9 million, $30.6 million, and $7.6 million in 2006, 2005 and 2004, respectively. Total capital expenditures for fabricated products are currently expected to be in the $60 million to $70 million range for 2007. The higher level of capital spending in 2006 and 2007 as compared to other periods reflects incremental investments, particularly at our Spokane, Washington facility. New equipment, furnaces and/or services will enable us to supply heavy gauge heat treat stretched plate to the aerospace and general engineering markets. The total capital spending for this project is expected to be approximately $105 million. Approximately $65 million of such cost was incurred in 2005 and 2006. The balance will be incurred primarily in 2007. Our remaining capital spending in 2007 will be spread among all manufacturing locations. A majority of the remaining capital spending is expected to reduce operating costs, improve product quality or increase capacity. However, no other individual project of significant size has been committed at this time.

In addition to the foregoing, as of March 2007, we are considering capital expenditures of approximately $20 million that would be for projects intended to generate incremental cost efficiencies or enhance commercial operations. Such costs would likely be incurred during 2007 and 2008 and would focus on one or more of our non-rolling facilities. However, no assurances can be provided as to the timing or success of any such expenditures.

The level of capital expenditures may be adjusted from time to time depending on our business plans, price outlook for metal and other products, our ability to maintain adequate liquidity and other factors.

Total capital expenditures for discontinued operations were $3.5 million in 2004 (of which $1.0 million was funded by the minority partners in certain foreign joint ventures).

Financing Activities.  In 2006, financing activities of the Successor provided approximately $49 million of cash and financing activities of the Predecessor provided approximately $1 million of cash. These amounts compare with 2005 when financing activities of the Predecessor used approximately $394 million of cash and with 2004 when financing activities of the Predecessor used approximately $294 million of cash. Cash provided in 2006 was primarily due to approximately $50 million of borrowings under the Successor’s term loan facility. Cash used in 2005 and 2004 primarily relates to net cash used by discontinued operations of approximately $387 million and $291 million, respectively.

Financing Facilities and Liquidity.  On the July 6, 2006 effective date of our Plan, we entered into a new senior secured revolving credit agreement with a group of lenders providing for a $200 million revolving credit facility of which up to a maximum of $60 million may be utilized for letters of credit. Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $200 million and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. The revolving credit facitility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275 million.

Concurrently with the execution of the revolving credit facility, we also entered into a term loan facility with a group of lenders that provides for a $50 million term loan and is guaranteed by certain of our domestic operating subsidiaries. The term loan facility was fully drawn on August 4, 2006. The term loan facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the term loan facility bear interest at a rate equal to either a premium over a base prime rate or LIBOR, at our option.

Amounts owed under each of the revolving credit facility and the term loan facility may be accelerated upon the occurrence of various events of default set forth in each such agreement, including, without limitation, the failure to make principal or interest payments when due, and breaches of covenants, representations and warranties set forth in each agreement.

The revolving credit facility is secured by a first priority lien on substantially all of our assets and the assets of our U.S. operating subsidiaries that are also borrowers thereunder. The term loan facility is secured by a second lien on substantially all of our assets and the assets of our U.S. operating subsidiaries that are the borrowers or guarantors thereof.

Both credit facilities place restrictions on our ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business.

We currently believe that the cash and cash equivalents, cash flows from operations and cash available under the revolving credit facility will provide sufficient working capital to allow us to meet our obligations for at least the next twelve months. During July 2006, we borrowed and repaid $8.6 million under the revolving credit facility. At February 28, 2007, there were no borrowings outstanding under the revolving credit facility, there were approximately $13.6 million of outstanding letters of credit under the revolving credit facility and there was $50 million outstanding under the term loan facility.

Commitments and Contingencies.  We are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $8.4 million at December 31, 2006. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.2 million.

We are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington relating to the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility. In early 2007, we received a letter from the regulatory authorities confirming that their investigation had been closed.

Capital Structure.

Successor:  On the July 6, 2006 effective date of our Plan, pursuant to the Plan, all equity interests in Kaiser outstanding immediately prior to such date were cancelled without consideration and issued 20,000,000 new shares of common stock to a third-party disbursing agent for distribution in accordance with our Plan. As we discussed in Note 6 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, there are restrictions on the transfer of common stock. In addition, under the revolving credit facility and the term loan facility, there are restrictions on our purchase of common stock by the Company and limitations on our ability to pay dividends.

Predecessor:  Prior to July 6, 2006, effective date of our Plan, MAXXAM Inc. and one of its wholly owned subsidiaries collectively owned approximately 63% of our common stock, with the remaining approximately 37% being publicly held. However, as discussed in Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, pursuant to our Plan, all of the pre-emergence equity interests in Kaiser were cancelled without consideration upon our emergence from chapter 11 bankruptcy on July 6, 2006.

Other Matters

Income Tax Matters.  Although we have substantial tax attributes available to offset the impact of future income taxes, we do not yet meet the “more likely than not” criteria for recognition of such attributes primarily because we do not have sufficient history of paying taxes. As such, we have recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. See Note 6 of Notes to

Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for a discussion of these and other income tax matters.

New Accounting Pronouncements

The section “New Accounting Pronouncements” from Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” is incorporated herein by reference.

Critical Accounting Policies

Successor:

Critical accounting policies fall into two broad categories. The first type of critical accounting policies includes those that are relatively straightforward in their application, but which can have a significant impact on the reported balances and operating results (such as revenue recognition policies, inventory accounting methods, etc.). The first type of critical accounting policies is outlined in Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” and is not addressed below. The second type of critical accounting policies includes those that are both very important to the portrayal of our financial condition and results, and require management’s most difficult, subjective and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies after emergence from chapter 11 bankruptcy will, in some cases, be different from those before emergence (as many of the significant judgments affecting the financial statements related to matters/items directly a result of the chapter 11 bankruptcy or related to liabilities that were resolved pursuant to our Plan). See the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for discussion of possible differences.

While we believe that all aspects of its financial statements should be studied and understood in assessing its current (and expected future) financial condition and results, we believe that the accounting policies that warrant additional attention include:

1. Application of fresh start accounting.

Upon emergence from chapter 11 bankruptcy, we applied “fresh start” accounting to our consolidated financial statements as required by SOP 90-7. As such, in July 2006, we adjusted stockholders’ equity to equal the reorganization value of the entity at emergence. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) were reset to zero. We allocated the reorganization value to our individual assets and liabilities based on their estimated fair value at the emergence date based, in part, on information from a third party appraiser. Such items as current liabilities, accounts receivable and cash reflected values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities were significantly adjusted from amounts previously reported. Because fresh start accounting was adopted at emergence and because of the significance of liabilities subject to compromise that were relieved upon emergence, meaningful comparisons between the historical financial statements and the financial statements from and after emergence are difficult to make.

2. Our judgments and estimates with respect to commitments and contingencies.

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount (or a range) of possible loss is “estimatable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a “probable” loss and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter. Further, in estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

3. Our judgments and estimates in respect of our employee defined benefit plans.

Defined benefit pension and postretirement medical obligations included in our consolidated financial statements at June 30, 2006 and at prior dates are based on assumptions that were subject to variation from year-to-year. Such variations could have caused our estimate of such obligations to vary significantly. Restructuring actions relating to our exit from most of our commodities businesses (such as the indefinite curtailment of the Mead smelter) also had a significant impact on such amounts.

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

4. Our judgments and estimates in respect to environmental commitments and contingencies.

We are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of such laws and regulations and to claims and litigation based upon such laws and regulations. Based on our evaluation of environmental matters, we have established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent our estimate of costs reasonably expected to be incurred on a going concern basis in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology and our assessment of the likely remediation action to be taken. However, making estimates of possible environmental remediation costs is subject to inherent uncertainties. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.

See Note 8 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information in respect of environmental contingencies.

5. Our judgments and estimates in respect of conditional asset retirement obligations.

Companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under current accounting guidelines, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. As more fully discussed in Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, we have evaluated our exposures to CAROs and determined that we have CAROs at several of our facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older facilities if such facilities were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, we recorded an estimated CARO liability of approximately $2.7 million at December 31, 2005 and such amount will increase substantially over time.

The estimation of CAROs is subject to a number of inherent uncertainties including: (1) the timing of when any such CARO may be incurred, (2) the ability to accurately identify all materials that may require special handling or treatment, (3) the ability to reasonably estimate the total incremental special handling and other costs, (4) the ability to assess the relative probability of different scenarios which could give rise to a CARO, and (5) other factors outside a company’s control including changes in regulations, costs and interest rates. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments and probable scenarios we considered, which could, in turn, have a material impact on our future financial statements.

6. Recoverability of recorded asset values.

Under GAAP, assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as we reasonably expect that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale/disposition and their recoverability should be evaluated, based on expected consideration to be received upon disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as our own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

7. Income Tax Provision.

Although we have substantial tax attributes available to offset the impact of future income taxes, we do not meet the “more likely than not” criteria for recognition of such attributes primarily because we do not have sufficient history of paying taxes. As such, we recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance is first utilized to reduce intangible assets with any excess being recorded as an adjustment to stockholders’ equity rather than as a reduction of income tax expense. Therefore, despite the existence of such tax attributes, we expect to record a full statutory tax provision in future periods and, therefore, the benefit of any tax attributes realized will only affect future balance sheets and statements of cash flows. If we ultimately determine that we meet the “more likely than not” recognition criteria, the amount of net operating loss carryforwards and other defined tax assets would be recorded on the balance sheet and would be recorded as an adjustment to Stockholders’ equity.

In accordance with GAAP, financial statements for interim periods include an income tax provision based on the effective tax rate expected to be incurred in the current year. Accordingly, estimates and judgments are made (by taxable jurisdiction) as to the amount of taxable income that may be generated, the availability of deductions and credits expected and the availability of net operating loss carry forwards or other tax attributes to offset taxable income. Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and many other items. However, if among other things, (1) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report, (2) income is distributed differently than expected among tax jurisdictions, (3) one or more material events or transactions occur which were not contemplated, (4) other uncontemplated transactions occur, or (5) certain expected deductions, credits or carry forwards are not be available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 6 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional discussion of these matters.

Predecessor:

Our critical accounting policies after emergence from chapter 11 bankruptcy will, in some cases, be different from those before emergence. Many of the significant judgments affecting our financial statements relate to matters related to chapter 11 bankruptcy proceedings or liabilities that were resolved pursuant to our Plan. Where critical accounting policies before emergence were the same as current policies and/or no unique circumstances existed, the policies are not repeated below.

1. Predecessor Reporting While in Reorganization.

Our consolidated financial statements as of and for dates and periods prior to July 1, 2006, were prepared on a “going concern” basis in accordance with SOP 90-7 and did not include the impacts of our Plan including adjustments relating to recorded asset amounts, the resolution of liabilities subject to compromise and the cancellation of the interests of our pre-emergence stockholders. Adjustments related to the Plan materially affected the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” as more fully shown in the opening July 1, 2006 balance sheet presented in Note 2 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

In addition, during the course of the chapter 11 bankruptcy proceedings, there were material impacts including:

•	Additional filing date claims were identified through the proof of claim reconciliation process and arose in connection with actions taken by us in the chapter 11 bankruptcy proceedings. For example, while we considered rejection of the Bonneville Power Administration, or BPA, contract to be in our best long-term interests, the rejection resulted in an approximate $75 million claim by the BPA. In the second quarter of 2006, an agreement with the BPA was approved by the Bankruptcy Court under which the claim was settled for a pre-petition claim of $6.1 million.

•	The amount of pre-filing date claims ultimately allowed by the Bankruptcy Court in respect of contingent claims and benefit obligations was materially different from the amounts reflected in our consolidated financial statements.

•	As more fully discussed below, changes in business plans precipitated by the chapter 11 bankruptcy proceedings resulted in significant charges associated with the disposition of assets.

2. Our judgments and estimates with respect to commitments and contingencies.

Valuation of legal and other contingent claims is subject to judgment and substantial uncertainty. Under GAAP, companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount or range of possible loss is “estimatable.” In reaching a determination of the probability of adverse rulings, we typically consult outside experts. However, any judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that it did not consider a “probable” loss and which was not accrued for in our financial statements. Additionally, facts and circumstances causing key assumptions that were used in previous assessments are subject to change. It is possible that amounts at risk in one matter may be “traded off” against amounts under negotiation in a separate matter. Further, in many instances a single estimation of a loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

Prior to our emergence from chapter 11 bankruptcy, we had two potentially material contingent obligations that were subject to significant uncertainty and variability in their outcome: (1) the USW unfair labor practice claim and (2) the net obligation in respect of personal injury-related matters.

As more fully discussed in Note 21 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, we accrued an amount in the fourth quarter of 2004 for the USW unfair labor practice matter. We did not accrue any amount prior to the fourth quarter of 2004 because we did not consider the loss to be “probable.” Our assessment had been that the possible range of loss in this matter ranged from zero to $250 million based on the proof of claims filed (and other information provided) by the National Labor Relations Board, or NLRB, and the USW in connection with our chapter 11 bankruptcy proceedings. While we continued to believe that the unfair labor practice charges were without merit, during January 2004, we agreed to allow a claim in favor of the USW in the amount of the $175 million as a compromise and in return for the USW agreeing to substantially reduce or eliminate certain benefit payments as more fully discussed in Note 21 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”. However, this settlement was not recorded at that time because it was still subject to Bankruptcy Court approval. The settlement was ultimately approved by the Bankruptcy Court in February 2005 and, as a result of the contingency being removed with respect to this item (which arose prior to the December 31, 2004 balance sheet date), a non-cash charge of $175 million was reflected in our consolidated financial statements at December 31, 2004.

Also, as more fully discussed in Note 21 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, we were one of many defendants in personal injury claims by a large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their employment or association with us or by exposure to products containing asbestos last produced or sold by us more than 20 years ago. We have also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-filing date exposure to silica and coal tar pitch volatiles. Due to the chapter 11 bankruptcy proceedings, existing lawsuits in respect of all such personal injury claims were stayed and new lawsuits could not be commenced against us. Our June 30, 2006 financial statements included a liability for estimated asbestos-related costs of $1,115 million, which represents our estimate of the minimum end of a range of costs. The upper end of our estimate of costs was approximately $2,400 million and we were aware that certain constituents had asserted that they believed that actual costs could exceed the top end of our estimated range, by a potentially material amount. No estimation of our liabilities in respect of such matters occurred as a part of our Plan. However, given that our Plan was implemented in July 2006, all such obligations in respect of personal injury claims have been resolved and will not have a continuing effect on our financial condition after emergence.

Our June 30, 2006 financial statements included a long-term receivable of $963.3 million for estimated insurance recoveries in respect of personal injury claims. We believed that, prior to the implementation of our Plan, recovery of this amount was probable (if our Plan was not approved) and additional amounts were recoverable in the future if additional liability was ultimately determined to exist. However, we could not provide assurance that all such amounts would be collected. However, as our Plan was implemented in July 2006, the rights to the proceeds from these policies have been transferred (along with the applicable liabilities) to certain personal injury trusts set up as a part of our Plan and we have no continuing interests in such policies.

3. Our judgments and estimates related to employee benefit plans.

Pension and postretirement medical obligations included in the consolidated financial statements at June 30, 2006 and at prior dates were based on assumptions that were subject to variation from year to year. Such variations can cause our estimate of such obligations to vary significantly. Restructuring actions relating to our exit from most of our commodities businesses also had a significant impact on the amount of these obligations.

For pension obligations, the most significant assumptions used in determining the estimated year-end obligation were the assumed discount rate and LTRR on pension assets. Since recorded pension obligations represent the present value of expected pension payments over the life of the plans, decreases in the discount rate used to compute the present value of the payments cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligations to decline. The LTRR on pension assets reflected our assumption regarding what the amount of earnings would be on existing plan assets before considering any future contributions to the plans. Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy pension obligations to increase, yielding a reduced net pension obligation. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy pension obligations and, thus, caused the net pension obligation to increase.

For postretirement obligations, the key assumptions used to estimate the year-end obligations were the discount rate and the assumptions regarding future medical costs increases. The discount rate affected the postretirement obligations in a similar fashion to that described above for pension obligations. As the assumed rate of increase in medical costs went up, so did the net projected obligation. Conversely, as the rate of increase was assumed to be smaller, the projected obligation declined.

Since our largest pension plans and the post retirement medical plans were terminated in 2003 and 2004, the amount of variability in respect of such plans was substantially reduced. However, there were five remaining defined benefit pension plans that were still ongoing pending the resolution of certain litigation with the PBGC. We prevailed in the litigation against the PBGC in August 2006, and four of these remaining plans were terminated in December 2006.

Given that all of our significant benefit plans after the emergence date are defined contribution plans or have limits on the amounts to be paid, our future financial statements will not be subject to the same volatility as our financial statements prior to emergence and the termination of the plans.

4. Our judgments and estimates related to environmental commitments and contingencies.

We are subject to a number of environmental laws and regulations, to fines or penalties that may be assessed for alleged breaches of such laws and regulations, and to clean-up obligations and other claims and litigation based upon such laws and regulations. We have in the past been and may in the future be subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986, or CERCLA.

Based on our evaluation of these and other environmental matters, we have established environmental accruals, primarily related to investigations and potential remediation of the soil, groundwater and equipment at our current operating facilities that may have been adversely impacted by hazardous materials, including PCBs. These environmental accruals represent our estimate of costs reasonably expected to be incurred on a going concern basis in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology and our assessment of the likely remedial action to be taken. However, making estimates of possible environmental costs is subject to inherent uncertainties. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, actual costs may exceed the current environmental accruals.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations at December 31, 2006 (dollars in millions):

		Payments Due by Period
		Less Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$50.0	$—	$—	$50.0	$—
Operating leases	9.3	3.0	4.5	1.7	.1

Total cash contractual obligations(1)	$59.3	$3.0	$4.5	$51.7	$.1

(1)	Total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “— Off Balance Sheet and Other Arrangements” below for a summary of possible annual variable cash contribution amounts at various levels of earnings and cash expenditures.

Off-Balance Sheet and Other Arrangements

As of December 31, 2006, outstanding letters of credit under our revolving credit facility were approximately $14.1 million, substantially all of which expire within approximately twelve months. The letters of credit relate primarily to insurance, environmental and other activities.

We have agreements to supply alumina to and to purchase aluminum from Anglesey. Both the alumina sales agreement and primary aluminum purchase agreement are tied to primary aluminum prices.

Our employee benefit plans include the following:

•	We are obligated to make monthly contribution of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employee pension plans sponsored by the USW and certain other unions at six of our production facilities. This obligation came into existence in December 2006 for three of our production facilities upon the termination of four defined benefit plans (see Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”). The arrangement for the other three locations came into existence during the first quarter of 2005. We currently estimate contributions will range from $1 million to $3 million per year.

•	We have a defined contribution 401(k) savings plan for hourly bargaining unit employees at five of our production facilities. We will be required to make contributions to this plan for active bargaining unit employees at these production facilities that will range from $800 to $2,400 per employee per year, depending on the employee’s age. This arrangement came into existence in December 2004 for three production facilities upon the termination of three defined benefit plans (see Note 19 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”). The arrangement for the other two locations came into existence during December 2006. We currently estimate that contributions to such plans will range from $1 million to $3 million per year.

•	We have a defined benefit plan for our salaried employees at our production facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. In addition, we have a defined benefit pension plan for one inactive operation with three remaining former employees covered by that plan.

•	We have a defined contribution savings plan for salaried and non-bargaining unit hourly employees providing for a match of certain contributions made by employees plus a contribution of between 2% and 10% of their compensation depending on their age and years of service. We currently estimate that contributions to such plans will range from $1 million to $3 million per year.

•	We have a non-qualified defined contribution restoration plan for key employees who would otherwise suffer a loss of benefits under our defined contribution savings plan as a result of the limitations by the Internal Revenue Code.

•	We have an annual variable cash contribution to the VEBAs. The amount to be contributed to the VEBAs will be 10% of the first $20 million of annual cash flow (as defined; in general terms, the principal element of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20 million. Such annual payments will not exceed $20 million and will also be limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50 million. Such amounts will be determined on an annual basis and payable no later than March 31 of the following year. However, we have the ability to offset amounts that would otherwise be due to the VEBAs with approximately $12.7 million of excess contributions made to the VEBAs prior to the July 6, 2006 effective date of our Plan. We do not anticipate any annual variable cash contribution payments will be required with respect to 2006, however, we have not yet determined how much, if any, of the excess contribution payments of $12.7 million will be utilized to offset annual variable contributions that would otherwise have been due in respect of 2006.

The following table shows (in millions of dollars) the estimated amount of variable VEBA payments that would occur at differing levels of earnings before depreciation, interest, income taxes (“EBITDA”) and cash payments in respect of, among other items, interest, income taxes and capital expenditures. The table below does not consider the liquidity limitation, the $12.7 million of advances available to offset VEBA obligations as they become due and certain other factors that could impact the amount of variable VEBA payments due and, therefore, should be considered only for illustrative purposes.

	Cash Payments for
	Capital Expenditures, Income Taxes, Interest Expense, etc.
EBITDA	$25.0	$50.0	$75.0	$100.0

$20.0	$—	$—	$—	$—
40.0	1.5	—	—	—
60.0	5.0	1.0	—	—
80.0	9.0	4.0	.5	—
100.0	13.0	8.0	3.0	—
120.0	17.0	12.0	7.0	2.0
140.0	20.0	16.0	11.0	6.0
160.0	20.0	20.0	15.0	10.0
180.0	20.0	20.0	19.0	14.0
200.0	20.0	20.0	20.0	18.0

•	We have a short term incentive compensation plan for management payable in cash which is based primarily on earnings, adjusted for certain safety and performance factors. Most of our production facilities have similar programs for both hourly and salaried employees.

•	We have a stock-based long-term incentive plan for key managers. As more fully discussed in Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, an initial, emergence-related award was made under this program. Additional awards are expected to be made in future years.

In connection with the sale of our interests in and related to the Gramercy, Louisiana facility and Kaiser Jamaica Bauxite Company, we indemnified the buyers for up to $5 million of losses suffered by the buyers that result from any failure of our seller representations and warranties to be true. Upon the closing of the transaction, such amount was recorded in long-term liabilities in our financial statements. A claim for the full amount of the indemnity was made initially. In October 2006, the claimant filed a revised report to indicate that its claim was approximately $2 million and separately filed for summary judgment in respect to its claim. In early 2007, this matter was resolved for a cash payment by the Company of approximately $.1 million. The indemnity expired with respect to additional claims in October 2006.

During the third quarter of 2005 and August 2006, we placed orders for certain equipment and/or services intended to augment our heat treat and aerospace capabilities at our Trentwood facility in Spokane, Washington and we expect to become obligated for costs related to these orders of approximately $105 million. Of such amount, approximately $65 million was incurred in 2005 and 2006. The balance is expected to be incurred primarily in 2007.

At December 31, 2006, there was still approximately $2 million of accrued, but unpaid professional fees that have been approved for payment by the Bankruptcy Court. Additionally, certain professionals had “success” fees due upon our emergence from chapter 11 bankruptcy. Approximately $5 million of such amounts were recorded in connection with emergence and fresh start accounting and were paid by us in early 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 1 and 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, we historically have utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates.

Sensitivity

Primary Aluminum.  Our share of primary aluminum production from Anglesey is approximately 150 million pounds annually. Because we purchase alumina for Anglesey at prices linked to primary aluminum prices, only a portion of our net revenues associated with Anglesey are exposed to price risk. We estimate the net portion of our share of Anglesey production exposed to primary aluminum price risk to be approximately 100 million pounds annually (before considering income tax effects).

Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es) ) and to pass metal price risk on to its customers. However, in certain instances we do enter into firm price arrangements. In such instances, we do have price risk on anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during 2004, 2005, the period from January 1, 2006 to July 1, 2006 and the period from July 1, 2006 through December 31, 2006 for which we had price risk were (in millions of pounds) 119.6, 155.0, 103.9 and 96.0, respectively.

During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk were at least as much as our net exposure to primary aluminum price risk at Anglesey. As such, we consider our access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, we may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At December 31, 2006, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for 2007 through 2011 totaling approximately (in millions of pounds): 2007, 149; 2008, 111; 2009, 83; 2010, 83; and 2011, 77.

Foreign Currency.  We from time to time will enter into forward exchange contracts to hedge material cash commitments for foreign currencies. After considering the completed sales of our commodity interests, our primary foreign exchange exposure is the Anglesey-related commitment that we fund in Great Britain Pound Sterling, or GBP. We estimate that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the GBP results in an approximate $.5 million (decrease) increase in our annual pre-tax operating income.

Energy.  We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities, each $1.00 change in natural gas prices (per mcf) impacts our annual pre-tax operating results by approximately $4.0 million.

We from time to time in the ordinary course of business enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of December 31, 2006, we had fixed price purchase contracts which limit our exposure to increases in natural gas prices for approximately 81% of the natural gas purchases from January 2007 through March 2007, 27% of natural gas purchases from April 2007 through June 2007 and 14% of natural gas purchases from July 2007 through September 2007.

Item 8.	Financial Statements and Supplementary Data

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Kaiser Aluminum Corporation:

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2006 (Successor Company balance sheet) and 2005 (Predecessor Company balance sheet), and the related consolidated statements of income (loss), stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for the period from July 1, 2006 to December 31, 2006 (Successor Company operations), the period from January 1, 2006 to July 1, 2006 and for each of the two years in the period ended December 31, 2005 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company emerged from bankruptcy on July 6, 2006. In connection with its emergence, the Company adopted fresh-start reporting pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, as of July 1, 2006. As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the period from July 1, 2006 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Predecessor as of December 31, 2005, and the results of its operations and its cash flows for the period from January 1, 2006 to July 1, 2006 and for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
March 29, 2007

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

		Predecessor
	December 31,	December 31,
	2006	2005
	(In millions of dollars, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50.0	$49.5
Receivables:
Trade, less allowance for doubtful receivables of $2.0 and $2.9	98.4	94.6
Due from affiliate	1.3	—
Other	6.3	6.9
Inventories	188.1	115.3
Prepaid expenses and other current assets	40.8	21.0

Total current assets	384.9	287.3
Investments in and advances to unconsolidated affiliate	18.6	12.6
Property, plant, and equipment — net	170.3	223.4
Personal injury-related insurance recoveries receivable	—	965.5
Intangible assets- net, including goodwill of $11.4 at December 31, 2005	—	11.4
Net assets in respect of VEBAs	40.7	—
Other assets	40.9	38.7

Total	$655.4	$1,538.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$73.2	$51.4
Accrued interest	.7	1.0
Accrued salaries, wages, and related expenses	39.4	42.0
Other accrued liabilities	46.9	55.2
Payable to affiliate	16.2	14.8
Long-term debt — current portion	—	1.1
Discontinued operations’ current liabilities	—	2.1

Total current liabilities	176.4	167.6
Long-term liabilities	58.3	42.0
Long-term debt	50.0	1.2
Discontinued operations’ liabilities (liabilities subject to compromise)	—	68.5

	284.7	279.3
Liabilities subject to compromise	—	4,400.1
Minority interests	—	.7
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, par value $.01, authorized 45,000,000 shares; issued and outstanding 20,525,660 shares at December 31, 2006	.2	.8
Additional capital	487.5	538.0
Retained earnings (deficit)	26.2	(3,671.2)
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 6,291,945 shares at December 31, 2006	(151.1)	—
Accumulated other comprehensive income (loss)	7.9	(8.8)

Total stockholders’ equity (deficit)	370.7	(3141.2)

Total	$655.4	$1,538.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

		Predecessor
	Year Ended
	December 31, 2006
	July 1, 2006
	through	January 1, 2006
	December 31,	to	Year Ended December 31
	2006	July 1, 2006	2005	2004
	(In millions of dollars, except share and
	per share amounts)
Net sales	$667.5	$689.8	$1,089.7	$942.4

Costs and expenses:
Cost of products sold	580.4	596.4	951.1	852.2
Depreciation and amortization	5.5	9.8	19.9	22.3
Selling, administrative, research and development, and general	35.5	30.3	50.9	92.3
Other operating (benefits) charges, net	(2.2)	.9	8.0	793.2

Total costs and expenses	619.2	637.4	1,029.9	1,760.0

Operating income (loss)	48.3	52.4	59.8	(817.6)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $47.4 for the period from January 1, 2006 to July 1, 2006 and $95.0 in 2005 and 2004)	(1.1)	(.8)	(5.2)	(9.5)
Reorganization items	—	3,090.3	(1,162.1)	(39.0)
Other — net	2.7	1.2	(2.4)	4.2

Income (loss) before income taxes and discontinued operations	49.9	3,143.1	(1,109.9)	(861.9)
Provision for income taxes	(23.7)	(6.2)	(2.8)	(6.2)

Income (loss) from continuing operations	26.2	3,136.9	(1,112.7)	(868.1)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes, including minority interests	—	4.3	(2.5)	(5.3)
Gain from sale of commodity interests	—	—	366.2	126.6

Income from discontinued operations	—	4.3	363.7	121.3

Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	(4.7)	—

Net income (loss)	$26.2	$3,141.2	$(753.7)	$(746.8)

Earnings per share — Basic:
Income (loss) from continuing operations	$1.31	$39.37	$(13.97)	$(10.88)

Income from discontinued operations	$—	$.05	$4.57	$1.52

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—	$—	$(.06)	$—

Net income (loss)	$1.31	$39.42	$(9.46)	$(9.36)

Earnings per share — Diluted (same as Basic for Predecessor):
Income from continuing operations	$1.30

Income from discontinued operations	$—

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—

Net income	$1.30

Weighted average shares outstanding (000):
Basic	20,003	79,672	79,675	79,815

Diluted	20,089	79,672	79,675	79,815

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

				Common
				Stock
				Owned by
				Union	Accumulated
				VEBA	Other
			Retained	Subject to	Comprehensive
	Common	Additional	Earnings	Transfer	Income
	Stock	Capital	(Deficit)	Restriction	(Loss)	Total
	(In millions of dollars)

BALANCE, December 31, 2003 — Predecessor	$.8	$539.1	$(2,170.7)	$—	$(107.9)	$(1,738.7)
Net loss	—	—	(746.8)	—	—	(746.8)
Minimum pension liability adjustment	—	—	—	—	97.9	97.9
Unrealized net increase in value of derivative instruments arising during the year	—	—	—	—	2.1	2.1
Reclassification adjustment for net realized losses on derivative instruments included in net loss	—	—	—	—	2.4	2.4

Comprehensive income (loss)						(644.4)
Restricted stock cancellations	—	(1.1)	—	—	—	(1.1)

BALANCE, December 31, 2004 — Predecessor	.8	538.0	(2,917.5)	—	(5.5)	(2,384.2)
Net loss	—	—	(753.7)	—	—	(753.7)
Minimum pension liability adjustment	—	—	—	—	(3.2)	(3.2)
Unrealized net decrease in value of derivative instruments arising during the year	—	—	—	—	(.3)	(.3)
Reclassification adjustment for net realized losses on derivative instruments included in net loss	—	—	—	—	.2	.2

Comprehensive income (loss)						(757.0)

BALANCE, December 31, 2005 — Predecessor	.8	538.0	(3,671.2)	—	(8.8)	(3,141.2)
Net Income (same as Comprehensive income) Predecessor	—	—	35.9	—	—	35.9

BALANCE, June 30, 2006 — Predecessor	.8	538.0	(3,635.3)	—	(8.8)	(3,105.3)
Cancellation of Predecessor common stock	(.8)	.8	—	—	—	—
Issuance of Successor common stock (20,000,000 shares) to creditors	.2	480.2	—	—	—	480.4
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 6,291,945 shares	—	—	—	(151.1)	—	(151.1)
Plan and fresh start adjustments	—	(538.8)	3,635.3	—	8.8	3,105.3

BALANCE, July 1, 2006	.2	480.2	—	(151.1)	—	329.3

Net income	—	—	26.2	—	—	26.2
Benefit plan adjustments not recognized in earnings	—	—	—	—	7.9	7.9

Comprehensive income (loss)						34.1
Issuance of 4,273 shares of common stock to directors in lieu of annual retainer fees	—	.2	—	—	—	.2
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	3.3	—	—	—	3.3
Amortization of unearned equity compensation	—	3.8	—	—	—	3.8

BALANCE, December 31, 2006	$.2	$487.5	$26.2	$(151.1)	$7.9	$370.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

		Predecessor
	Year Ended
	December 31, 2006
	July 1, 2006
	through	January 1, 2006
	December 31,	to	Year Ended December 31,
	2006	July 1, 2006	2005	2004
	(In millions of dollars)
Cash flows from operating activities:
Net income (loss)	$26.2	$3,141.2	$(753.7)	$(746.8)
Less net income from discontinued operations	—	4.3	363.7	121.3

Net income (loss) from continuing operations, including loss from cumulative effect of adopting change in accounting in 2005	26.2	3,136.9	(1,117.4)	(868.1)
Adjustments to reconcile net income(loss) from continuing operations to net cash used by continuing operations:
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	3.3	—	—	—
Non-cash charges in reorganization items in 2005 and other operating charges in 2004	—	—	1,131.5	805.3
Depreciation and amortization (including deferred financing costs of $.3, $.9, $4.4 and $5.8, respectively)	5.7	10.7	24.3	28.1
Non-cash equity compensation	4.0	—	—	—
Gain on discharge of pre-petition obligations and fresh start adjustments	—	(3,110.3)	—	—
Payments pursuant to plan of reorganization	—	(25.3)	—	—
Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	4.7	—
Gains on sale of real estate	—	(1.6)	(.2)	—
Equity in (income) loss of unconsolidated affiliates, net of distributions	(7.5)	(10.1)	1.5	(4.0)
Decrease (increase) in trade and other receivables	14.5	(18.3)	9.3	(30.5)
Increase in inventories, excluding LIFO adjustments and other non-cash operating items	(16.1)	(7.8)	(9.4)	(24.5)
(Increase) decrease in prepaid expenses and other current assets	(7.1)	(14.5)	—	.8
Increase (decrease) in accounts payable and accrued interest	13.8	4.7	(2.4)	16.4
(Decrease) increase in other accrued liabilities	(13.4)	5.7	(15.0)	(18.6)
(Decrease) increase in payable to affiliates	(16.8)	18.2	.1	3.3
Increase (decrease) in accrued and deferred income taxes	8.9	(.5)	(4.3)	1.7
Net cash impact of changes in long-term assets and liabilities	(4.6)	(8.0)	(25.0)	(11.5)
Benefit plan adjustments not recognized in earnings	7.9	—	—	—
Net cash provided by discontinued operations	—	8.5	17.9	64.0
Other	—	—	1.3	(.4)

Net cash provided (used) by operating activities	18.8	(11.7)	16.9	(38.0)

Cash flows from investing activities:
Capital expenditures, net of accounts payable of $5.8 in period from July 1, 2006 through December 31, 2006 and $1.6 for period from January 1,2006 to July 1, 2006	(30.0)	(28.1)	(31.0)	(7.6)
Net proceeds from dispositions: real estate in 2006 and 2005, real estate and equipment in 2004	—	1.0	.9	2.3
Net cash provided by discontinued operations; primarily proceeds from sale of commodity interests in 2005 and 2004	—	—	401.4	356.7

Net cash (used) provided by investing activities	(30.0)	(27.1)	371.3	351.4

Cash flows from financing activities:
Borrowings under Term Loan Facility	50.0	—	—	—
Financing costs	(.8)	(.2)	(3.7)	(2.4)
Repayment of debt	—	—	(1.7)	—
Decrease (increase) in restricted cash	—	1.5	(1.5)	—
Net cash used by discontinued operations: primarily increase in restricted cash in 2005 and increase in restricted cash and payment of Alpart CARIFA loan of $14.6 in 2004	—	—	(387.2)	(291.1)

Net cash provided (used) by financing activities	49.2	1.3	(394.1)	(293.5)

Net increase (decrease) in cash and cash equivalents during the period	38.0	(37.5)	(5.9)	19.9
Cash and cash equivalents at beginning of period	12.0	49.5	55.4	35.5

Cash and cash equivalents at end of period	$50.0	$12.0	$49.5	$55.4

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $1.6,$1.0, $.6, and $.1	$.2	$—	$.7	$3.8
Less interest paid by discontinued operations	—	—	—	(.9)

	$.2	$—	$.7	$2.9

Income taxes paid	$.7	$1.2	$22.3	$10.7
Less income taxes paid by discontinued operations	—	—	(18.9)	(10.7)

	$.7	$1.2	$3.4	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share amounts)

The accompanying financial statements include the financial statements of Kaiser Aluminum Corporation both before and after emergence. Financial information related to Kaiser Aluminum Corporation after emergence is generally referred to throughout this Report as “Successor” information. Information of Kaiser Aluminum Corporation before emergence is generally referred to as “Predecessor” information. The financial information of the Successor entity is not comparable to that of the Predecessor given the impacts of the Plan, implementation of fresh start reporting and other factors as more fully described below.

The Notes to Consolidated Financial Statements are grouped into two categories: (1) those primarily affecting the Successor entity (Notes 1 through 12) and (2) those primarily affecting the Predecessor entity (Notes 13 through 21).

SUCCESSOR

1.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation.  The consolidated financial statements include the statements of Kaiser Aluminum Corporation (“Kaiser”, “KAC”, or the “Company”) and its majority owned subsidiaries.

This is the first annual report under the Securities Exchange Act of 1934 reflecting Successor financial information and, as discussed in Note 2, reflects the terms of Kaiser’s Second Amended Plan of Reorganization (the “Plan”) and certain related actions and the application of “fresh start” accounting as required by the American Institute of Certified Professional Accountants (“AICPA”) Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with generally accepted accounting principles (“GAAP”), while the Predecessor financial information will continue to be presented, Predecessor and Successor financial statement information for 2006 is reported separately and not combined.

As stated in Note 2, due to the implementation of the Plan, the application of fresh start accounting and due to changes in accounting policies and procedures, the financial statements of the Successor are not comparable to those of the Predecessor.

The Company’s emergence from chapter 11 and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. Although the Company emerged from chapter 11 on July 6, 2006 (herein referred to as the “Effective Date”), the Company adopted fresh start accounting under the provisions of SOP 90-7 effective as of the beginning of business on July 1, 2006. As such, it was assumed that the emergence was completed instantaneously at the beginning of business on July 1, 2006 such that all operating activities during the period from July 1, 2006 through December 31, 2006 are reported as applying to the new reporting entity. The Company believes that this is a reasonable presentation as there were no material non-Plan-related transactions between July 1, 2006 and July 6, 2006.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in 50%-or-less-owned entities are accounted for primarily by the equity method. The only such affiliate of significance at December 31, 2006 was Anglesey Aluminium Limited (“Anglesey”). Intercompany balances and transactions are eliminated.

Recognition of Sales.  Sales are recognized when title, ownership and risk of loss pass to the buyer and collectibility is reasonably assured. A provision for estimated sales returns from and allowances to customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.

Earnings per Share.  Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while being treated similar to treasury stock (i.e. as a reduction in Stockholders’ equity) are included in the computation of basic shares outstanding as such shares were irrevocably issued and are subject to full dividend and voting rights.

Diluted earnings per share are computed by dividing earnings by the weighted average number of diluted common shares outstanding during the period. The weighted average number of diluted shares includes the dilutive effect of the non-vested stock and restricted stock units granted during the period from the dates of grant (see Note 7).The impact of the non-vested shares and restricted stock units on the number of dilutive common shares is calculated by reducing the total number of non-vested shares and restricted stock units (525,086) by the theoretical number of shares that could be repurchased under the assumption that the hypothetical proceeds of such non-vested shares and restricted stock units is the amount of unrecognized compensation expense together with any related income tax benefits (439,732). Based on the foregoing, a total 85,354 shares of common stock have been added to the diluted earnings per share computation.

Stock-Based Employee Compensation.  The Company accounts for stock-based employee compensation plans at fair value. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the award is recognized as an expense over the period that the employee provides service for the award. During the period from July 1, 2006 through December 31, 2006, $4.0 of compensation cost was recognized in connection with vested and non-vested stock and restricted stock units issued to executive officers, other key employees and directors during the period (see Note 7). The Company has elected to amortize compensation expense for equity awards with grading vesting using the straight line method.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income (Expense).  Amounts included in Other income (expense), other than interest expense and reorganization items in 2006, 2005 and 2004, included the following pre-tax gains (losses):

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006
	December 31,	to July 1,	Year Ended December 31,
	2006	2006	2005	2004
Interest income(a)	$2.0	$—	$—	$—
Adjustment to environmental liabilities for non-operating properties	—	—	—	(1.4)
Gain (loss) on sale of real estate and miscellaneous properties with no operations (Note 16)	—	—	—	1.8
Settlement of outstanding obligations of former affiliate	—	—	—	6.3
Asbestos and personal injury-related charges	—	—	—	(1.0)
All other, net	.7	1.2	(2.4)	(1.5)

	$2.7	$1.2	$(2.4)	$4.2

(a)	In accordance with S0P 90-7, interest income during the pendency of the chapter 11 reorganization proceedings was treated as a reduction of reorganization expense.

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

Inventories.  Substantially all product inventories are stated on a last-in, first-out (“LIFO”) basis, not in excess of market value. Replacement cost is not in excess of LIFO cost. Other inventories, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consist of the following:

		Predecessor
	December 31,	December 31,
	2006	2005
Fabricated products —
Finished products	$61.1	$34.7
Work in process	72.8	43.1
Raw materials	42.0	26.3
Operating supplies and repairs and maintenance parts	12.1	11.1

	188.0	115.2
Commodities — Primary aluminum	.1	.1

	$188.1	$115.3

As stated above, the Company determines cost for substantially all of its product inventories on a LIFO basis. All Predecessor LIFO layers were eliminated in connection with the application of fresh start accounting. The Company applies LIFO differently than the Predecessor did in that it views each quarter on a standalone basis for computing LIFO; whereas the Predecessor recorded LIFO amounts with a view to the entire fiscal year which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or the second half of the year. The Company recorded a net non-cash LIFO charge of approximately $3.3 during the period from July 1, 2006 through December 31, 2006, a non-cash LIFO charge of approximately $21.7 during the period from January 1, 2006 to July 1, 2006 and non-cash LIFO charges of $9.3 and $12.1 during the years ended December 31, 2005 and 2004. These amounts are primarily a result of changes in metal prices.

Pursuant to fresh start accounting, in the Company’s opening July 2006 balance sheet, all inventory amounts were stated at fair market value. Raw materials and Operating supplies and repairs and maintenance parts were recorded at published market prices including any location premiums. Finished products and Work in progress (“WIP”) were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and conversion efforts. As reported in Note 2, this resulted in an increase in the value of the inventories in the opening July 2006 balance sheet of approximately $48.9.

Given the recent strength in demand for many types of fabricated aluminum products and primary aluminum, the Company has a larger volume of raw materials, WIP and finished goods than is its historical average, and the price for such goods that was reflected in the opening inventory balance at July 1, 2006, given the application of fresh start accounting, is higher than long term historical averages. As such, with the inevitable ebb and flow of business cycles, non-cash LIFO charges will result when inventory levels drop and/or margins compress. Such adjustments could be material to results in future periods.

Depreciation.  Depreciation is computed principally using the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives, which were determined based on a third party appraisal, are as follows:

Useful Life
(Years)

Land improvements	3-7
Buildings	15-35
Machinery and equipment	2-22

As more fully discussed below, upon emergence from reorganization, the Company applied fresh start accounting to its consolidated financial statements as required by SOP 90-7. As a result, accumulated depreciation was reset to zero. The new lives assigned to the individual assets and the application of fresh start accounting (see

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes 2 and 4) will cause future depreciation expense to be different than the historical depreciation expense of the Predecessor.

Capitalization of Interest.  Interest related to the construction of qualifying assets is capitalized as part of the construction costs.

Deferred Financing Costs.  Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense.

Intangible Assets.  At the Effective Date, pursuant to fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets, based on a third party appraisal. The appraisal indicated that certain intangible assets existed. The values assigned as part of the allocation of the reorganization value, the balance at December 31, 2006, and the useful lives assigned to each type of identified intangible asset is set forth below:

	December 31,	July 1,
	2006	2006	Useful Life
			(Years)

Customer relationships	$—	$8.1	15-18
Trade name	—	3.7	Indefinite
Patents	—	.5	10

	$—	$12.3

Intangible assets were reduced proportionately during the period from July 1, 2006 through December 31, 2006 by approximately $12.1 in respect of the resolution of certain pre-emergence income tax attributes recognized during the period from July 1, 2006 through December 31, 2006 (see Note 6) and $.2 of amortization.

The Company reviews intangibles for impairment at least annually in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Foreign Currency.  The Company uses the United States dollar as the functional currency for its foreign operations.

Derivative Financial Instruments.  Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company’s exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company’s exposure to changes in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company’s derivative activities are initiated within guidelines established by management and approved by the Company’s board of directors. Hedging transactions are executed centrally on behalf of all of the Company’s business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the Company’s preparation of its December 31, 2005 financial statements, the Company concluded that its derivative financial instruments did not meet certain specific documentation criteria in SFAS No. 133. Accordingly, the Company restated its prior results for the quarters ended March 31, June 30 and September 30, 2005 and marked all of its derivatives to market in 2005. The change in accounting for derivative contracts was related to the form of the Company’s documentation. The Company determined that its hedging documentation did not meet the strict documentation standards established by SFAS No. 133. More specifically, the Company’s documentation did not comply with SFAS No. 133 in respect to the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transaction to which they relate. The Company had documented that the derivatives it was using would qualify for the “short cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction. As a result, under SFAS No. 133, the Company “de-designated” its open derivative transactions and reflected fluctuations in the market value of such derivative transactions in its results each period rather than deferring the effects until the forecasted transactions (to which the hedges relate) occur. The effect on the first three quarters of 2005 of marking the derivatives to market rather than deferring gains/losses was to increase Cost of products sold and decrease Operating income by $2.0, $1.5 and $1.0, respectively.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the year ended December 31, 2006. The following amounts have been reflected in the Company’s results for the year ended December 31, 2006: (i) an immaterial incremental amount of depreciation expense and (ii) an incremental accretion of the estimated liability of $.2 ( in Cost of products sold). The estimated fair value of the CARO at December 31, 2006 was $2.9.

Anglesey, a 49% owned unconsolidated aluminum investment, also recorded a CARO liability of approximately $15.0 in its financial statements at December 31, 2005. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with US GAAP treatment (see Note 3).

New Accounting Pronouncements.  Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”) was issued in September 2006. SFAS No. 158 requires a company to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan(s) as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. Prior standards only required the overfunded or underfunded status of a plan to be disclosed in the notes to the financial statements. In addition, SFAS No. 158 requires that a company disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted SFAS No. 158 in its year-end 2006 financial statements. Given the application of fresh start reporting in the third quarter of 2006, the funded status of the Company’s defined benefit pension plans was fully reflected in the Company’s September 30, 2006 balance sheet and therefore SFAS No. 158 did not have a material impact on the Company’s balance sheet reporting for the defined benefit pension plans. However, the adoption of SFAS No. 158 in respect to the VEBA that provides benefits for certain eligible retirees of the Company and their surviving spouses and eligible dependents (the “Salaried VEBA”) and the Union VEBA resulted in an increase in equity of approximately $8.1 in respect of increases in the value of the VEBA net assets between the emergence date and December 31, 2006, which have not been reflected in earnings pursuant to SFAS No. 106 and SFAS No. 158.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) was issued in September 2006 to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The standard is effective for fiscal periods beginning after November 15, 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect adjustment to the balance of opening retained earnings in the year of adoption. The Company is still evaluating SFAS No. 157 but does not currently anticipate that the adoption of this standard will have a material impact on its financial statements.

Staff Accounting Bulletin No. 108, Guidance for Quantifying Financial Statement Misstatements (“SAB No. 108”) was issued by the Securities and Exchange Commission (“SEC”) staff in September 2006. SAB 108 establishes a specific approach for the quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 are effective for the Company’s December 31, 2006 annual financial statements. The adoption of this bulletin did not have an impact on the Company’s financial statements.

Significant accounting policies of the Predecessor are discussed in Note 13.

2.	Emergence from Reorganization Proceedings

Summary.  As more fully discussed in Note 14, during the past four years, the Company and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code (the “Code”) under the supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

As also outlined in Note 14, Kaiser and its debtor subsidiaries which included all of the Company’s core fabricated products facilities and a 49% interest in Anglesey which owns a smelter in the United Kingdom, emerged from chapter 11 on Effective Date pursuant to the Plan. Four subsidiaries not related to the fabricated products operations were liquidated in December 2005. Pursuant to the Plan, all material pre-petition debt, pension and postretirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated to approximately $4.4 billion in the June 30, 2006 consolidated financial statements) were addressed and resolved. Pursuant to the Plan, the equity interests of all of Kaiser’s pre-emergence stockholders were cancelled without consideration. The equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan.

Impacts on the Opening Balance Sheet After Emergence.  As a result of the Company’s emergence from chapter 11, the Company applied “fresh start” accounting to its opening July 2006 consolidated financial statements as required by SOP 90-7. As such, the Company adjusted its stockholders’ equity to equal the reorganization value at the Effective Date. Items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) were reset to zero. The Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair value. Items such as current liabilities, accounts receivable, and cash reflected values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities were significantly adjusted from amounts previously reported. Because fresh start accounting was applied at emergence and because of the significance of liabilities subject to compromise that were relieved upon emergence, comparisons between the historical financial statements and the financial statements from and after emergence are difficult to make.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following shows the impacts of the Plan and the adoption of fresh start accounting on the opening balance sheet of the new reporting entity.

					Adjusted
		Plan		Fresh Start	Balance
	Historical	Adjustments(a)		Adjustments(b)	Sheet

ASSETS
Current assets:
Cash and cash equivalents	$37.3	$(25.3)		$—	$12.0
Receivables:
Trade, less allowance for doubtful receivables	114.1	—		.7	114.8
Other	5.7	—		—	5.7
Inventories	123.1	—		48.9	172.0
Prepaid expenses and other current assets	34.0	(.3)		—	33.7

Total current assets	314.2	(25.6)		49.6	338.2
Investments in and advances to unconsolidated affiliate	22.7	(.3)		(11.3)	11.1
Property, plant, and equipment — net	242.7	(4.1)		(98.9)	139.7
Personal injury-related insurance recoveries receivable	963.3	(963.3)		—	—
Intangible assets	11.4	(11.7)		12.6	12.3
Net assets in respect of VEBAs	—	33.2	(c)	—	33.2
Other assets	43.6	2.1		(.8)	44.9

Total	$1,597.9	$(969.7)		$(48.8)	$579.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$56.1	$(.5)		$(1.8)	$53.8
Accrued interest	1.1	(1.1)		—	—
Accrued salaries, wages, and related expenses	37.0	(4.1)		.7	33.6
Other accrued liabilities	61.0	(1.8)		—	59.2
Payable to affiliate	33.0	—		—	33.0
Long-term debt — current portion	1.1	(1.1)		—	—
Discontinued operations’ current liabilities	1.5	—		—	1.5

Total current liabilities	190.8	(8.6)		(1.1)	181.1
Long-term liabilities	49.0	17.5		2.5	69.0
Long-term debt	1.2	(1.2)		—	—
Discontinued operations’ liabilities (liabilities subject to compromise)	73.5	(73.5)		—	—

	314.5	(65.8)		1.4	250.1
Liabilities subject to compromise	4,388.0	(4,388.0)		—	—
Minority interests	.7	(.7)		—	—
Commitments and contingencies
Stockholders’ equity:
Common stock	.8	.2	(d)	(.8)	.2
Additional capital	538.0	480.2	(d)	(538.0)	480.2
Common stock owned by Union VEBA subject to transfer restrictions	—	(151.1	)(c)	—	(151.1)
Accumulated deficit	(3,635.3)	3,155.5	(e)	479.8 (f)	—
Accumulated other comprehensive income (loss)	(8.8)	—		8.8	—

Total stockholders’ equity (deficit)	(3,105.3)	3,484.8		(50.2)	329.3

Total	$1,597.9	$(969.7)		$(48.8)	$579.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Reflects impacts on the Effective Date of implementing the Plan, including the settlement of liabilities subject to compromise and related payments, distributions of cash and new shares of common stock and the cancellation of predecessor common stock (see Note 14). Includes the reclassification of approximately $21.0 from Liabilities subject to compromise to Long-term liabilities in respect of certain pension and benefit plans retained by the Company pending the outcome of the litigation with the Pension Benefit Guaranty Corporation (“PBGC”) as more fully discussed in Note 8.

(b)	Reflects the adjustments to reflect “fresh start” accounting. These include the write up of Inventories (see Note 1) and Property, plant and equipment to their appraised values and the elimination of Accumulated deficit and Additional paid in capital. The fresh start adjustments for intangible assets and stockholders’ equity are based on a third party appraisal report.

In accordance with GAAP, the reorganization value is allocated to individual assets and liabilities by first allocating value to current assets, current liabilities, monetary and similar long-term items for which specific market values are determinable. The remainder is allocated to long-term assets such as property, plant and equipment, equity investments, identified intangibles and unidentified intangibles (e.g. goodwill). To the extent that there is insufficient value to allocate to long-term assets after first allocating to the current, monetary and similar items, such shortfall is first used to reduce unidentified intangibles to zero and then to proportionately reduce the amount allocated to property, plant and equipment, equity investments and identified intangibles based on the initial (pre-reorganization value allocation) assessed fair value. In allocating the reorganization value, the Company determined that the value of the long-term assets exceeded the amount of reorganization value available to be allocated to such items by approximately $187.2. Such excess value was allocated to Property, plant and equipment, Investment in unconsolidated affiliate and Identified intangibles in the following amounts based on initial fair value assessments determined by a third party appraisal:

	Appraised Value	Allocation of	Opening Balance
	Based on Third	Reorganization	Sheet Amount at
	Party Appraisal	Value Shortfall	July 1, 2006

Property, plant and equipment	$299.8	$(160.1)	$139.7
Investment in and advances to unconsolidated affiliate	24.0	(12.9)	11.1
Identified intangibles	26.5	(14.2)	12.3

(c)	As more fully discussed in Note 7, after discussions with the staff of the Securities and Exchange Commission, the Company concluded that, while the Company’s only obligations in respect of two VEBAs is an annual variable contribution obligation based primarily on earnings and capital spending, the Company should account for the VEBAs as defined benefit postretirement plans with a cap. Note 7 provides information regarding the opening balance sheet amounts in respect of the VEBAs and key assumptions used to derive such amounts.

(d)	Reflects the issuance of new common stock to pre-petition creditors.

(e)	Reflects gain extinguishment of obligations from implementation of the Plan.

(f)	Reflects fresh start loss of $47.4 and elimination of retained deficit.

3.	Investment In and Advances To Unconsolidated Affiliate

Summary financial information is provided below for Anglesey, a 49.0% owned unconsolidated aluminum company, which owns an aluminum smelter at Holyhead, Wales. The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold. The income tax effects of the Company’s equity in income are included in the Company’s income tax provision.

The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. For Anglesey to be able to operate past September 2009, when its current power contract expires, Anglesey will have to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secure a new or alternative power contract at prices that make its operation viable. No assurances can be provided that Anglesey will be successful in this regard. In addition, given the potential for future shutdown and related costs, dividends from Anglesey have been suspended while Anglesey studies future cash requirements. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows: 2006 — $11.8, 2005 — $9.0, 2004 — $4.5, 2003 — $4.3 and 2002 — $6.0.

Summary of Anglesey’s Financial Position

	December 31,	December 31,
	2006	2005

Current assets	$111.7	$69.9
Non-current assets (primarily property, plant, and equipment, net)	51.1	52.9

Total assets	$162.8	$122.8

Current liabilities	$62.5	$36.1
Long-term liabilities	30.9	50.1
Stockholders’ equity	69.4	36.6

Total liabilities and stockholders’ equity	$162.8	$122.8

Summary of Anglesey’s Operations

	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006
	December 31,	to	Year Ended December 31,
	2006	July 1, 2006	2005	2004
Net sales	$198.1	$170.1	$266.2	$249.2
Costs and expenses	(155.2)	(132.1)	(243.9)	(223.1)
Provision for income taxes	(12.2)	(11.2)	(6.7)	(7.4)

Net income	$30.7	$26.8	$15.6	$18.7

Company’s equity in income	$18.3	$11.0	$4.8	$8.2

Dividends received	$9.1	$2.7	$9.0	$4.5

The Company’s equity in income differs from the summary net income due to equity method accounting adjustments and applying US GAAP. At year-end 2005, Anglesey recorded a CARO liability of approximately $15.0 in its financial statements. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with US GAAP treatment. The Company determined that application of US GAAP would have resulted in (a) a non-cash cumulative adjustment of $2.7 reducing the Company’s investment retroactive to the beginning of 2005 and (b) a decrease in the Company’s share of Anglesey’s earnings totaling approximately $.1 for 2005 (representing additional depreciation, accretion and foreign exchange charges). If US GAAP principles had been applied to prior years, the pro forma effects would have been as follows: (a) the Company’s investment in Anglesey as of December 31, 2004 and 2003 would have been reduced by $.8 and $.8, respectively, in respect of the additional CARO liability, and (b) the Company’s share of Anglesey’s earnings for 2004 would have been decreased by $.8 (in respect of the incremental depreciation, accretion and foreign exchange). However, if these affects had been retroactively applied, the related Earnings (loss) per share amounts for 2004 would not have changed.

For purposes of the Company’s fair value estimates, it used a credit adjusted risk free rate of 7.5%.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the year ended December 31, 2006. The following amounts have been reflected in the Company’s results for the year ended December 31, 2006: (i) incremental depreciation expense of $.2 and (ii) and incremental accretion of the estimated liability of $.4 (in Cost of products sold). The estimated fair value of the CARO at December 31, 2006 was $17.5.

The Company and Anglesey have interrelated operations. The Company is responsible for selling Anglesey alumina in respect of its ownership percentage. Such alumina is purchased at prices that are tied to primary aluminum prices under a contract that expires in 2007. Anglesey will have to secure a new contract to purchase alumina at comparable prices. No assurances can be given that Anglesey will be successful in this regard. The Company is responsible for purchasing from Anglesey primary aluminum in respect to its ownership percentage at prices tied to primary aluminum prices.

Purchases from and sales to Anglesey were as follows:

	July 1, 2006	Predecessor
	through	January 1, 2006	Year Ended	Year Ended
	December 31,	to	December 31,	December 31,
	2006	July 1, 2006	2005	2004
Purchases	$95.0	$82.4	$150.4	$120.9
Sales	24.4	24.9	35.1	23.7

At December 31, 2006 and 2005, the receivables from Anglesey were $1.3 and none.

As a result of fresh start accounting, the Company decreased its investment in Anglesey at the Effective Date by $11.6 (see Note 2). The $11.6 difference between the Company’s share of Anglesey’s equity and the investment amount reflected in the Company’s balance sheet is being amortized (included in Cost of products sold) over the period from July 2006 to September 2009, the end of the current power contract. The non-cash amortization was approximately $1.8 for the six months ended December 31, 2006.

4.  Property, Plant and Equipment

The major classes of property, plant, and equipment are as follows:

		Predecessor
	December 31,	December 31,
	2006	2005
Land and improvements	$12.8	$7.7
Buildings	18.6	62.4
Machinery and equipment	92.3	460.4
Construction in progress	51.9	25.0

	175.6	555.5
Accumulated depreciation	(5.3)	(332.1)

Property, plant, and equipment, net	$170.3	$223.4

Pursuant to fresh start accounting, as more fully discussed in Note 2, the Company adjusted its Property, plant and equipment to its fair value as adjusted for the allocation of the reorganization value and reset Accumulated depreciation to zero. The fair value of the vast majority of the Company’s Property, plant and equipment was based on an independent appraisal with only a small portion being based on management’s estimates. The fair value of the Property, plant and equipment at July 1, 2006 was estimated to be approximately $300.0. However, as a result of the allocation of the reorganization value, the value at July 1, 2006 was reduced to $139.7 (i.e. the net results of the fresh start process, as reported in Note 2, was a net decrease in Property, plant and equipment of $103.0). The amount of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation to be recognized by the Company will initially be lower than the amount historically recognized by the Predecessor.

Approximately $44.5 of the Construction in progress at December 31, 2006, relates to the Company’s Spokane, Washington facility (see Commitments — Note 8).

5.	Secured Debt and Credit Facilities

Long-term debt consisted of the following:

		Predecessor
	December 31,	December 31,
	2006	2005
Revolving Credit Facility	$—	$—
Term Loan Facility	50.0	—
Other borrowings (fixed rate)	—	2.3

Total	50.0	2.3
Less — Current portion	—	(1.1)

Long-term debt	$50.0	$1.2

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

Concurrent with the execution of the Revolving Credit Facility, the Company also entered into a Term Loan and Guaranty Agreement with a group of lenders (the “Term Loan Facility”). The Term Loan Facility provides for a $50.0 term loan and is guaranteed by the Company and certain of its domestic operating subsidiaries. The Term Loan Facility was fully drawn on August 4, 2006. The Term Loan Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Term Loan Facility bear interest at a rate equal to either a premium over a base prime rate or LIBOR, at the Company’s option. At December 31, 2006, the average interest rate applicable to borrowings under the Term Loan Facility was 9.62%.

Amounts owed under each of the Revolving Credit Facility and the Term Loan Facility may be accelerated upon the occurrence of various events of default set forth in each such agreement, including, without limitation, the failure to make principal or interest payments when due, and breaches of covenants, representations and warranties.

The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its U.S. operating subsidiaries that are also borrowers thereunder. The Term Loan Facility is secured by a second lien on substantially all of the assets of the Company and the Company’s U.S. operating subsidiaries that are the borrowers or guarantors thereof.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Both credit facilities place restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business.

During July 2006, the Company borrowed and repaid $8.6 under the Revolving Credit Facility. At December 31, 2006, there were no borrowings outstanding under the Revolving Credit Facility, there were approximately $14.1 of outstanding letters of credit and there was $50.0 outstanding under the Term Loan Facility.

The debt and credit facilities of the Predecessor are discussed in Note 17.

6.	Income Tax Matters

Tax Attributes.  Although the Company has substantial tax attributes available to offset the impact of future income taxes, the Company does not meet the “more likely than not” criteria for recognition of such attributes primarily because the Company does not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance is first utilized to reduce, intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. Therefore, despite the existence of such tax attributes, the Company expects to record a full statutory tax provision in future periods and, therefore, the benefit of any tax attributes realized will only affect future balance sheets and statements of cash flows. If the Company ultimately determines that it meets the “more likely than not” recognition criteria, the amount of net operating loss carryforwards and other deferred tax assets would be recorded on the balance sheet and would be recorded as an adjustment to Stockholders’ equity.

The Company is in the process of finalizing its calculations of the additional deductions, cancellation of indebtedness incomes and other impacts of the Plan and ongoing operations on an entity-by-entity basis to determine the tax attributes available. The Company expects to complete such work in mid 2007 in connection with the filing of its 2006 Federal income tax return. Our current estimate is that the Company will have net operating loss carryforwards in the $875 - $925 range that will be available to reduce future cash payments for income taxes in the United States (other than alternative minimum tax — “AMT”) and that additional deductions for amounts capitalized into the tax basis of inventories (totaling an estimated $100-$125) will become available (likely over the next two years). Such net operating loss carryforwards expire periodically through 2026. Given the complexity of the entity-by-entity analysis, unique tax regulations regarding chapter 11 proceedings and other uncertainties, these estimates remain subject to revision and such revisions could be significant.

At December 31, 2006, the Company also had $31.0 of AMT credit carryforwards, which have an indefinite life, available to offset regular federal income tax requirements.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Provision.  Income (loss) before income taxes and minority interests by geographic area (excluding discontinued operations and cumulative effect of change in accounting principle) is as follows:

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006
	December 31,	to	Year Ended December 31,
	2006	July 1, 2006	2005	2004
Domestic	$27.0	$3,082.6	$(1,130.7)	$(886.1)
Foreign	22.9	60.5	20.8	24.2

Total	$49.9	$3,143.1	$(1,109.9)	$(861.9)

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

The (provision) benefit for income taxes on income (loss) before income taxes and minority interests (excluding discontinued operations and cumulative effect of change in accounting principle) consists of:

	Federal	Foreign	State	Total

July 1, 2006 through December 31, 2006
Current	$—	$(9.4)	$(.5)	$(9.9)
Benefit applied to reduce intangible assets and increase additional capital	(14.1)	—	(1.3)	(15.4)
Deferred	—	1.6	—	1.6

Total	$(14.1)	$(7.8)	$(1.8)	$(23.7)

January 1, 2006 to July 1, 2006	Predecessor

Current	$.9	$(7.9)	$(.1)	$(7.1)
Deferred	—	.9	—	.9

Total	$.9	$(7.0)	$(.1)	$(6.2)

2005
Current	$—	$(3.8)	$.5	$(3.3)
Deferred	—	.5	—	.5

Total	$—	$(3.3)	$.5	$(2.8)

2004
Current	$—	$(6.4)	$—	$(6.4)
Deferred	—	.2	—	.2

Total	$—	$(6.2)	$—	$(6.2)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and minority interests (excluding discontinued operations and cumulative effect of change in accounting principle) is as follows:

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006
	December 31,	to	Year Ended December 31,
	2006	July 1, 2006	2005	2004
Amount of federal income tax benefit (expense) based on the statutory rate	$(17.5)	$(1,100.1)	$388.5	$301.7
Decrease (increase) in valuation allowances	—	1,099.3	(379.8)	(304.7)
Percentage depletion	—	—	—	5.1
State income taxes, net of federal benefit	(1.2)	—	—	—
Foreign income taxes	(4.7)	(.5)	3.9	(6.3)
Other	(.3)	(4.9)	(15.4)	(2.0)

Provision for income taxes	$(23.7)	$(6.2)	$(2.8)	$(6.2)

The table above reflects a full statutory U.S. tax provision despite the fact that the Company is only paying AMT in the U.S. See Tax Attributes above.

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

Deferred Income Taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s net deferred income tax assets (liabilities) are as follows:

		Predecessor
	December 31,	December 31,
	2006	2005
Deferred income tax assets:
Postretirement benefits other than pensions	$—	$398.9
Loss and credit carryforwards(1)	442.4	348.0
Pension benefits	.7	170.5
Other liabilities	19.1	168.3
Inventories and other	61.8	39.0
Assigned intercompany claim for benefit of certain creditors	—	443.9
Valuation allowances	(503.8)	(1,527.1)

Total deferred income tax assets — net	20.2	41.5

Deferred income tax liabilities:
Property, plant, and equipment	(5.8)	(41.3)
VEBA	(16.0)	—
Other	(3.0)	(2.5)

Total deferred income tax liabilities	(24.8)	(43.8)

Net deferred income tax assets (liabilities)(2)	$(4.6)	$(2.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The above assumes that the net federal operating loss carryforwards are ultimately determined to be $924.1 which is the Company’s current best estimate. However, as discussed above, the amount of NOLs is estimated to be between $875 and $925, and until the Company completes certain additional tax analyses, the Company’s estimates are subject to change.

(2)	These deferred income tax liabilities are included in the Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively, in the caption entitled Long-term liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2006, due to uncertainties surrounding the realization of the Company’s deferred tax assets including the cumulative federal and state net operating losses sustained during the prior years, the Company has a valuation allowance of $503.8 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of the valuation allowance will be recorded as an adjustment of Stockholders’ equity rather than as a reduction of income tax expense.

Other.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s federal income tax return for the 2004 tax year is currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will have a material effect on its financial condition or results of operations. Certain past years are still subject to examination by taxing authorities. The last year examined by major jurisdiction is as follows: Canada- 1997; State and local- generally 1996. However, use of NOLs in future periods could trigger review of attributes and other tax matters in years that are not otherwise subject to examination.

No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiaries at December 31, 2006. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

In accordance with the requirements of SOP 90-7, the Company adopted the provisions of FIN 48 on July 1, 2006. The Company was not required to recognize any additional liability for unrecognized tax benefits as a result of the implementation of FIN 48. From July 1, 2006 to December 31, 2006, the Company did not recognize any additional liabilities for unrecognized tax benefits.

The Company recognizes interest accrued for unrecognized tax benefits and penalties in the income tax provision. During the year ended December 31, 2006, the Company recognized approximately $.5 in interest and penalties. The Company had approximately $4.0 and $4.5 accrued at July 1, 2006 and December 31, 2006, respectively, for interest and penalties. Additionally, deductions taken in the Company’s tax returns but not reflected in the Company’s financial statements were $14.6 at December 31, 2006. No material amounts were paid in respect of such deductions during 2006 or are expected to turn in the next twelve months.

Income tax matters of the Predecessor are discussed in Note 18.

7.	Employee Benefit and Incentive Plans

Equity Based Compensation.  Upon the Company’s emergence from chapter 11, the 2006 Equity and Performance Incentive Plan (which we refer to herein as the “Equity Incentive Plan”) became effective. Executive officers, other key employees and directors of the Company are eligible to participate in the Equity Incentive Plan.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Equity Incentive Plan permits the granting of awards in the form of options to purchase the Company’s Common Stock, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016. No grants will be made after that date, but all grants made on or prior to such date will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination.

Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, up to 2,222,222 shares of the Company’s Common Stock were reserved for issuance under the Equity Incentive Plan. During the period from July 1, 2006 through December 31, 2006, the following shares were issued to, or reserved for future issuance pursuant to restricted stock unit agreements.

•	The Company issued 515,150 shares of non-vested Common Stock to executive officers and other key employees. Of the 515,150 shares issued, 480,904 shares are subject to a three year cliff vesting requirement that lapses on July 6, 2009. The remainder vest ratably over a three year period. The fair value of the shares issued, after assuming a 5% forfeiture rate of $20.7 is being amortized to expense over a three year period on a roughly ratable basis. Additionally, in November 2006, the Company granted 3,699 restricted stock units to certain of its employees to complete its emergence related compensation. The restricted stock units have the same rights as non-vested shares of Common Stock and the employee will receive one share of Common stock for each restricted stock unit upon the vesting of the restricted stock unit. The restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of emergence, July 6, 2006. The fair value of the non-vested shares and restricted stock units issued, after assuming a 5% forfeiture rate, of $.2 is being amortized to expense over the vesting period on a ratable basis.

•	In early August 2006, the Company granted 6,237 non-vested shares of Common Stock to its non-employee directors. The shares vest in August 2007. The number of shares issued was based on the approximate $43.00 per share average closing price between July 18, 2006 and July 31, 2006. The fair value of the non-vested stock grant ($.3), based on the fair value of the shares at date of issuance, is being amortized to earnings on a ratable basis over the vesting period. An additional 4,273 shares of vested Common Stock were issued to non-employee directors electing to receive shares of Common Stock in lieu of all or a portion of their annual retainer fee. The fair value of the shares ($.2), based on the fair value of the shares at date of issuance, was recognized in earnings in the quarter ended September 30, 2006 as a period expense.

At December 31, 2006, 1,692,863 shares of Common Stock remained available for issuance under the Equity Insurance Plan.

Cash and other Compensation.

•	A short term incentive compensation plan for management payable in cash and which is based primarily on earnings, adjusted for certain safety and performance factors. Most of the Company’s locations also have similar programs for both hourly and salaried employees. During 2006, 2005 and 2004, the Company recorded charges of $7.9, $5.7 and $1.7, respectively, related to these plans. Of the total charges in 2006, 2005 and 2004, $2.9, $3.3 and $1.2, respectively, were included in Cost of products sold and $5.0, $2.4 and $.5 , respectively, were included in Selling, administrative, research and development and general.

•	Certain employment agreements between the Company and members of management became effective. Additionally, other members of management continue to retain certain pre-emergence contractual arrangements. In particular, the terms of the severance and change in control agreements implemented as a part of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the key employee retention plan (the “KERP”) survive after the Effective Date for a period of one year and for a period ending two years following a change in control, respectively, in each case unless superseded by another agreement (see Note 19).

Pension and Similar Plans.  Pensions and similar plans include:

•	The Company will make monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employee pension plans sponsored by the United Steelworkers (“USW”) and certain other unions in respect of six facilities. This arrangement came into existence in December 2006 for three locations upon the termination of four Predecessor defined benefit plans (see Note 8). The arrangement for the other three locations came into existence during the first quarter of 2005. The Company currently estimates that contributions in this respect range from $1 to $3 per year.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees (which we refer to herein as the “Hourly DC Plan”) at five of the Company’s production facilities. The Company will be required to make contributions to the Hourly DC Plans for active bargaining unit employees at these locations that will range from eight hundred dollars to twenty-four hundred dollars per employee per year, depending on the employee’s age. This arrangement came into existence in December 2004 for three locations upon the termination of three Predecessor deferred benefit plans (see Note 19). The arrangement for the other two locations came into existence during December 2006. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	A defined benefit plan for our salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. Also, a defined benefit pension plan for one inactive operation with three remaining former employees covered by that plan.

•	A defined contribution savings plan for salaried and non-bargaining unit hourly employees (which we refer to herein as the “Salaried DC Plan”) providing for a match of certain contributions made by employees plus a contribution of between 2% and 10% of their compensation depending on their age and years of service. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	The Company has a non-qualified defined contribution plan (the “Restoration Plan”) for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations by the Internal Revenue Code.

Postretirement Medical Obligations.  As a part of the Company’s reorganization efforts, the Predecessor’s postretirement medical plan was terminated in 2004. Participants were given the option of COBRA coverage or participation in the applicable (Union or Salaried) VEBA. All past and future bargaining unit employees are covered by the Union VEBA. The Salaried VEBA covers all other retirees including employees who retired prior to the 2004 termination of the prior plan or who retire with the required age and service requirements so long as their employment commenced prior to February 2002. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.

At emergence, the Salaried VEBA received rights to 1,940,100 shares of the Company’s newly issued Common Stock. However, prior to the Company’s emergence, the Salaried VEBA sold its rights to approximately 940,200 shares and received net proceeds of approximately $31. The remaining approximately 999,900 shares of the Company’s Common Stock held by the Salaried VEBA at July 1, 2006 were unrestricted. The Salaried VEBA sold its remaining shares during the second half of 2006.

At emergence, the Union VEBA received rights to 11,439,900 shares of the Company’s newly issued Common Stock. However, prior to the Company’s emergence, the Union VEBA sold its rights to approximately 2,630,000 shares and received net proceeds of approximately $81. The Union VEBA is subject to an agreement that limits its ability to sell or otherwise transfer more than approximately 2,518,000 shares of the Company’s

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock owned at emergence during the two years following the emergence date without certain approvals by the Company (see Note 12).

Going forward, the Company’s only obligation to the VEBAs is an annual variable cash contribution. The amount to be contributed to the VEBAs will be 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments will not exceed $20.0 and will also be limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts will be determined on an annual basis and payable no later than March 31st of the following year. During the course of the reorganization process, $49.7 of contributions were made to the VEBAs, of which $12.7 is available to reduce post emergence payments that may become due pursuant to the annual variable cash requirement.

For accounting purposes, after discussions with the staff of the Securities and Exchange Commission, the Company has concluded that the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations should be treated as defined benefit postretirement plan with the current VEBA assets and future variable contributions described above, and earnings thereon, operate as a cap on the benefits to be paid. As such, while the Company’s only obligation to the VEBAs is to pay the annual variable contribution amount, the Company must account for net periodic postretirement benefit costs in accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits other than Pensions (“SFAS No. 106”) and record any difference between the assets of each VEBA and its accumulated postretirement benefit obligation (“APBO”) in the Company’s financial statements. Such information will have to be obtained from the Salaried VEBA and Union VEBA on a periodic basis. In general, as more fully described below, given the significance of the assets currently and expected to be available to the VEBAs in the future and the current level of benefits, the cap does not impact the computation of the APBO. However, should the benefit formulas being used by the VEBAs increase and/or if the assets were to substantially decrease, it is possible that existing assets may be insufficient alone to fund such benefits and that the benefits to be paid in future periods could be reduced to the amount of annual variable contributions reasonably expected to be paid by the Company in those years. Any such limitations would also have to consider any remaining amount of excess pre-emergence VEBA contributions made.

Key assumptions made in computing the net obligation of each VEBA and in total at the Effective Date and December 31, 2006 include:

With respect to VEBA assets:

•	The 6,291,945 shares of the Company’s Common Stock held by the Union VEBA that were not transferable have been excluded from assets used to compute the net asset or liability of the Union VEBA, and will continue to be excluded until the restrictions lapse. Such shares are being accounted for similar to “treasury stock” in the interim (see Notes 1 and 12).

•	The unrestricted shares of stock held by each VEBA were valued at emergence at the fair value of $43.68 per share. At December 31, 2006 the fair value of the unrestricted shares of stock held by each VEBA was $55.98 per share.

•	At emergence, the Company assumed that each VEBA would achieve a long term rate of return of approximately 5.5% on its assets. At December 31, 2006, the Company assumed that each VEBA would achieve a long term rate of return of approximately 5.5% on its assets. The long-term rate of return assumption is based on the Company’s expectation of the investment strategies to be utilized by the VEBAs’ trustees.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The annual variable payment obligation is being treated as a funding/contribution policy and not counted as a VEBA asset.

With respect to VEBA obligations:

•	The APBO for each VEBA has been computed based on the level of benefits being provided by each VEBA at July 1, 2006 and December 31, 2006, which was the same at each period.

•	The present value at the Effective Date was computed using a discount rate of return of 6.25%. The present value at December 31, 2006, was computed using a discount rate of 5.75% .

•	Since the Salaried VEBA was paying a fixed annual amount to its constituents at both the Effective Date and December 31, 2006, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

•	For the Union VEBA, which is currently paying certain prescription drug benefits, an initial cost trend rate of 12% has been assumed and the trend rate is assumed to decline to 5% by 2013 at both the Effective Date and December 31, 2006. The trend rate used by the Company was based on information provided by the Union VEBA and industry data from the Company’s actuaries.

The following recaps the net assets of each VEBA as of December 31, 2006 and July 1, 2006 (such information is also included in the tables required under GAAP below which roll forward the assets and obligations):

	December 31, 2006			July 1, 2006
	Union VEBA	Salaried VEBA	Total	Union VEBA	Salaried VEBA	Total

APBO	$(226.6)	$(51.5)	$(278.1)	$(211.2)	$(50.8)	$(262.0)
Plan assets	241.4	77.4	318.8	213.3	81.9	295.2

Net asset	$14.8	$25.9	$40.7	$2.1	$31.1	$33.2

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

The Company does not anticipate any annual variable cash contribution payments will be required with respect to 2006, however, the Company has not yet determined how much, if any, of the excess contribution payments of $12.7 will be utilized to offset annual variable contributions that would otherwise have been due in respect of 2006.

Financial Data.

Assumptions

The following recaps the key assumptions used and the amounts reflected in the Company’s financial statements with respect to the Successor’s and Predecessor’s pension plans and other postretirement benefit plans. In accordance with generally accepted accounting principles, impacts of the changes in the Company’s pension and other postretirement benefit plans discussed above have been reflected in such information.

The Company uses a December 31 measurement date for all of its plans.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine benefit obligations as of December 31 and net periodic benefit cost for the years ended December 31 are:

	Pension Benefits(2)			Medical/Life Benefits(1)
	2006	2005	2004	2006	2005	2004

Benefit obligations assumptions:
Discount rate	5.20%	5.50%	5.75%	6.25%	—	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%	—	—	4.00%
Net periodic benefit cost assumptions:
Discount rate	5.20%	5.75%	5.75%	6.25%	—	6.00%
Expected return on plan assets	6.00%	8.50%	8.50%	5.50%	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	—	—	4.00%

(1)	Medical /Life Benefits percentages for 2006 relate to the VEBAs and for 2004 relate to the Predecessor. The Company’s obligations with respect to the Predecessor’s plans were fixed as of December 31, 2004.

(2)	Pension Benefits for 2006 primarily represent the defined benefit plan of the Canadian facility. Pension Benefits for 2005 and 2004 primarily represent the Predecessor’s defined benefit plans that were terminated in December 2006 as more fully discussed above.

Benefit Obligations and Funded Status

The following table presents the benefit obligations and funded status of the Company’s pension and other postretirement benefit plans as of December 31, 2006 and 2005, and the corresponding amounts that are included in the Company’s Consolidated Balance Sheets.

	Pension Benefits		Medical/Life Benefits
	2006	2005	2006	2005

Change in Benefit Obligation:
Obligation at beginning of year	$32.1	$27.2	$1,017.0	$1,042.0
Service cost	1.1	1.2	.6	—
Interest cost	1.6	1.6	7.9	—
Curtailments, settlements and amendments — Predecessor plans	(28.2)	(.2)	(1,005.6)	—
Actuarial (gain) loss	(1.9)	3.4	14.9	—
Benefits paid — Predecessor plans	(.7)	(1.1)	(11.4)	(25.0)
Creation of VEBA	—	—	262.0	—
Benefits paid by VEBA	—	—	(7.3)	—

Obligation at end of year	4.0	32.1	278.1	1,017.0

Change in Plan Assets:				—
FMV of plan assets at beginning of year	21.5	14.2	—	—
Actual return on assets	1.0	2.0	30.9	—
Employer contributions(1)	1.8	6.4	306.6	25.0
Assets for which contributions transferred to the PBGC	(20.0)	—	—	—
Benefits paid(2)	(.7)	(1.1)	(18.7)	(25.0)

FMV of plan assets at end of year	3.6	21.5	318.8	—

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Medical/Life Benefits
	2006	2005	2006	2005

Obligation in excess of (less than) plan assets	.4	10.6	(40.7)	1,017.0
Unrecognized net actuarial loss	—	(9.6)	—	—
Unrecognized prior service costs	—	(1.1)	—	—
Adjustment required to recognize minimum liability	—	8.9	—	—
Estimated net liability to PBGC in respect of Terminated Plans	—	619.0	—	—
Intangible asset and other	—	1.1	—	—

Accrued (prepaid) benefit liability	$.4	$628.9	$(40.7)	$1,017.0

(1)	Employer contributions to Medical/Life benefit plans in 2006 consist of $11.4 paid by the VEBAs before emergence and $295.2 of value associated with assets received by the VEBA at the Effective Date.

(2)	Benefits paid by Medical/Life benefit plans in 2006 consist of $11.4 paid by the VEBAs prior to emergence and $7.3 paid by the VEBAs after the Effective Date.

The accumulated benefit obligation for all defined benefit pension plans (other than the Terminated Plans) was $3.6 and $3.4 at December 31, 2006 and 2005, respectively.

The projected benefit obligation, aggregate accumulated benefit obligation and fair value of plan assets for continuing pension plans with accumulated benefit obligations in excess of plan assets were $3.8, $3.4 and $3.1, respectively, as of December 31, 2005.

The amount of benefit/(loss) which is recognized in the balance sheet (in Accumulated other comprehensive income) associated with the Company’s defined benefit pension plans and the VEBAs that have not been recognized in earnings as of December 31, 2006 is $(.2) and $8.1, respectively. The portion of the pension plan and VEBA amounts not recognized in earnings at December 31, 2006 that is expected to be recognized in earnings in 2007 is not material.

Components of Net Periodic Benefit Cost —

The following table presents the components of net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004:

	Pension Benefits			Medical/Life Benefits
	2006	2005	2004	2006	2005	2004

Service cost	$1.1	$1.2	$4.7	$.6	$—	$7.0
Interest cost	1.6	1.6	30.8	7.9	—	58.9
Expected return on plan assets	(1.7)	(1.5)	(22.9)	(7.9)	—	—
Amortization of prior service cost	—	.1	2.6	—	—	(21.7)
Amortization of net loss	.3	.4	5.0	—	—	24.6

Net periodic benefit costs	1.3	1.8	20.2	.6	—	68.8
Less discontinued operations reported separately	—	—	(7.8)	—	—	(10.2)

Defined benefit plans	1.3	1.8	12.4	.6	—	58.6
Defined contribution plans	8.1	7.2	—	—	—	—

	$9.4	$9.0	$12.4	$.6	$—	$58.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table excludes pension plan curtailment and settlement costs of $6.3 and $142.4 in 2006 and 2004, respectively, and pension plan curtailment and settlement credits of $.7 in 2005. The above table also excludes a post retirement medical plan termination charge of approximately $312.5 in 2004.

The periodic pension costs associated with the Terminated Plans were $1.1, $1.6 and $19.0 for the years ended December 31, 2006, 2005 and 2004. The amount of net periodic medical benefit costs in 2004 related to continuing operations that related to the Fabricated products segment was $25.2 with the remaining amounts being related to the Corporate segment.

Components of Net Periodic Benefit Cost and Cash Flow and Charges.  The following tables present the components of net periodic pension benefits cost for the years ended December 31, 2006, 2005 and 2004:

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006	Year Ended
	December 31,	to	December 31,
	2006	July 1, 2006	2005	2004
VEBA:
Service cost	$.6	$—	$—	$—
Interest cost	7.9	—	—	—
Expected return on plan assets	(7.9)	—	—	—

	.6	—	—	—
Defined benefit pension plans (including service costs of $.5, $.6, $1.2 and $4.7)	.5	.8	1.8	12.4
Defined contributions plans	4.0	4.1	7.2	—
Retroactive impact of defined contribution plans adoption included in Other operating charges, net	.4	—	6.8	—

	$5.5	$4.9	$15.8	$12.4

The following tables present the allocation of these charges:

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006	Year Ended
	December 31,	to	December 31
	2006	July 1, 2006	2005	2004
Fabricated products segment	$4.9	$4.5	$8.7	$8.3
Corporate segment	.2	.4	.3	4.1
Other operating charges, net (Note 10)	.4	—	6.8	—

	$5.5	$4.9	$15.8	$12.4

For all periods presented, substantially all of the Fabricated products segment’s related charges are in Cost of products sold with the balance being in Selling, administrative, research and development and general expense.

The amount related to the retroactive implementation of the remaining hourly DB Plans will be paid in the early part of 2007. The estimated amount to be paid related to the retroactive implementation of $.8 was accrued at December 31, 2006 in Accrued salaries, wages, and related expenses. Of the $.8, $.4 was recorded in Cost of products sold and $.4 was recorded in Other operating charges, net (Note 10). The amount recorded in Other operating charges, net represents a one time payment. The amount related to the retroactive implementation of the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Salaried DC Plan was paid in July 2005. In September 2005, the Company and the USW amended a prior agreement to provide, among other things, for the Company to contribute per employee amounts to the Steelworkers’ Pension Trust totaling approximately $.9. The amended agreement was approved by the Bankruptcy Court and such amount was recorded in the fourth quarter of 2005.

The Successor also paid benefits applicable to the Predecessor (see Cash and other Compensation above).

Employee benefit and incentive plans of the Predecessor are discussed in Note 19.

8.	Commitments and Contingencies

Commitments.  The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 9), letters of credit and guarantees. They also have agreements to supply alumina to and to purchase aluminum from Anglesey (see Note 3). During the third quarter of 2005 and August 2006, orders were placed for certain equipment and/or services intended to augment the heat treat and aerospace capabilities at the Trentwood facility in Spokane, Washington in respect of which the Company expects to become obligated for costs likely to total in the range of $105.0. Approximately $65.0 of such costs was incurred in 2005 and 2006. The balance is expected to be incurred primarily in 2007.

Minimum rental commitments under operating leases at December 31, 2006, are as follows: years ending December 31, 2007 — $3.0; 2008 — $2.4; 2009 — $2.1; 2010 — $1.0; 2011 — $.7; thereafter — $.1. Rental expenses, after excluding rental expenses of discontinued operations, were $4.0, $3.6 and $3.1 for the years ended December 31, 2006, 2005 and 2004, respectively. Rental expense of discontinued operations was $4.9 for the year ended December 31, 2004.

Environmental Contingencies.  The Company and its subsidiaries are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws and regulations.

A substantial portion of the Company’s pre-emergence obligations, primarily in respect of non-owned locations, was resolved by the chapter 11 proceedings (see Note 21). The remaining environmental accruals are primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the period from July 1, 2006 through December 31, 2006 (see Note 21 for a table that presents the changes in the environmental accruals for the period from January 1, 2006 to July 1, 2006 and the years ended December 31, 2005 and 2004).

July 1, 2006
through
December 31,
2006

Balance at July 1, 2006	$10.4
Additional accruals	.7
Less expenditures	(2.7)

Balance at December 31, 2006	$8.4

These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $1.7 in 2007, $1.7 in 2008, $1.1 in 2009, $2.9 in 2010 and $1.0 in 2011 and thereafter.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $15.2. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

Other Environmental Matters.  The Company has been working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington relating to the historical use of oils containing PCBs at our Trentwood facility in Spokane, Washington before 1978. During April 2004, the Company was served with a subpoena for documents and has been notified by Federal authorities that they are investigating certain environmental compliance issues with respect to the Company’s Trentwood facility in Spokane, Washington. The Company undertook its own internal investigation of the matter through specially retained counsel to ensure that it had all relevant facts regarding Trentwood’s compliance with applicable environmental laws. In early 2007, the Company received a letter from the regulatory authorities confirming that their investigation had been closed.

Resolution of Contingencies with respect to the PBGC.  As more fully described in Note 19, in response to the January 2004 Debtors’ motion to terminate or substantially modify substantially all of the Debtors’ defined benefit pension plans, the Bankruptcy Court ruled that the Company had met the factual requirements for distress termination as to all of the plans at issue. The PBGC appealed the Bankruptcy Court’s ruling. However, as more fully discussed in Note 19, while the PBGC’s appeal was pending, the Company and the PBGC reached a settlement under which the PBGC agreed to assume the Terminated Plans (as defined below). The Bankruptcy Court approved this settlement in January 2005. The Company believed that, subject to the Plan and the Liquidating Plans complying with the terms of the PBGC settlement, all issues in respect of such matters were resolved. However, despite the settlement with the PBGC, the intermediate appellate court proceeded to consider the PBGC’s earlier appeal and issued a ruling dated March 31, 2005 affirming the Bankruptcy Court’s rulings regarding distress termination of all such plans. In July 2005, the Company and the PBGC reached an agreement, which was approved by the Bankruptcy Court in September 2005, under which the PBGC agreement previously approved by the Bankruptcy Court was amended to permit the PBGC to further appeal the intermediate appellate court ruling. Under the terms of the amended PBGC agreement, if the PBGC were to prevail in the further appeal, all aspects of the previously approved PBGC agreement would remain the same. On the other hand, under the amended agreement, if the intermediate appellate court ruling was upheld on further appeal, the PBGC would be required to: (a) approve the distress termination of the remaining defined benefit pension plans; and (b) reduce the amount of the administrative claim to $11.0 (from $14.0). Under the amended agreement, both the Company and the PBGC agreed to take up no further appeals. Pending a final resolution of this matter, the Company’s settlement with the PBGC remained in full force and effect. Upon consummation of the two separate plans of liquidation (collectively, the “Liquidating Plans”) in December 2005, the $11.0 minimum was paid to the PBGC.

In July 2006, the United States Third Circuit Court of Appeals affirmed the intermediate appellate court’s ruling upholding the Bankruptcy Court’s finding that the factual requirements for distress termination of all defined benefit plans had been met. Accordingly, four of the five remaining plans were terminated by the PBGC on December 29, 2006. These four pension plans, together with the pension plans terminated by the PBGC in 2004 and 2003 (see Note 19) are herein after collectively referred to as the “Terminated Plans”. The Terminated Plans were replaced with defined contribution plans as described in Note 7. As a result of the July 2006 ruling, the $3.0 of previously recorded administrative claim included in the Company’s opening balance sheet was credited to Other operating charges, net (see Note 10). The termination of the Terminated Plans in 2006 resulted in a non-cash benefit of approximately $4.2 (reflected in Other operating charges, net — see Note 10).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commitment and contingencies of the Predecessor are discussed in Note 21.

9.	Derivative Financial Instruments and Related Hedging Programs

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

As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)), and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during 2004 and 2005, the period from January 1, 2006 to July 1, 2006 and the period from July 1, 2006 through December 31, 2006 that contained fixed price terms were (in millions of pounds) 119.0, 155.0, 103.9 and 96.0, respectively.

During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk were at least as much as the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At December 31, 2006, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum for the period 2007 — 2011 totaling approximately (in millions of pounds): 2007: 149.0, 2008: 111.0, 2009: 83.0, 2010: 83.0 and 2011: 77.0.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s material derivative positions at December 31, 2006:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option purchase contracts	1/11 through 12/11	48.9	$5.8
Fixed priced purchase contracts	1/07 through 12/12	104.4	6.1
Fixed priced sales contracts	1/07 through 12/09	58.7	(6.1)

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm)	Value

Pounds Sterling —
Option sales contracts	1/07 through 12/07	42.0	$—
Fixed priced purchase contracts	1/07 through 12/07	42.0	9.0
Euro Dollars —
Fixed priced purchase contracts	1/07 through 1/08	2.9	.1

Notional
		Amount of	Carrying/
		Contracts	Market
Energy	Period	(mmbtu)	Value

Natural gas —
Fixed priced purchase contracts(a)	1/07 through 3/08	1,440,000	$(2.4)

(a)	As of December 31, 2006, the Company’s exposure to increases in natural gas prices has been substantially limited for approximately 81% of the natural gas purchases for January 2007 through March 2007 and approximately 27% of the natural gas purchases for April 2007 through June 2007 and 14% of natural gas purchases for July 2007 through September 2007.

As more fully discussed in Note 1, the Company currently reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). Included in Net income for the period from January 1, 2006 to July 1, 2006 and for the period from July 1, 2006 through December 31, 2006 were realized gains (losses) of $1.6 and $(4.6), respectively, and unrealized gains of $6.1 and $9.0, respectively. Included in Net income for the year ended December 31, 2005 were realized gains of $1.0 and unrealized losses of $4.1.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Operating Benefits (Charges), Net

The income (loss) impact associated with other operating benefits (charges), net, after deducting other operating charges, net related to discontinued operations for 2004, was as follows:

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006	Year Ended
	December 31,	to	December 31,
	2006	July 1, 2006	2005	2004
Pension benefit (charge) related to terminated pension plans — Corporate (Notes 7 and 19)	$4.2	$—	$—	$(310.0)
Post emergence Chapter 11 — related items — Corporate (see below)	(4.5)	—	—	—
Resolution of a “pre-emergence” contingency — Corporate (Note 8)	3.0	—	—	—
Charges associated with retroactive portion of contributions to defined contribution plans upon termination of defined benefit plans (Note 7) —
Fabricated Products	(.4)	—	(6.3)	—
Corporate	—	—	(.5)	—
Charge related to settlement with United Steelworkers’ unfair labor practice allegations — Corporate (Note 21)	—	—	—	(175.0)
Settlement charge related to termination of post-retirement medical benefits plans — Corporate (see below)	—	—	—	(312.5)
Other	(.1)	(.9)	(1.2)	4.3

	$2.2	$(.9)	$(8.0)	$(793.2)

The above table excludes other operating benefits (charges), net related to discontinued operations of $95.2 in 2004.

Post-emergence Chapter 11-related items for 2006 include primarily professional fees and expenses incurred after emergence which related directly to the Company’s reorganization.

In 2004, in connection with the termination of the Company’s postretirement medical plans (see Note 7), the Company recorded a $312.5 non-cash charge, which amount was included in Other operating benefits (charges), net.

11.	Segment and Geographical Area Information

The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales.

The Company’s continuing operations are organized and managed by product type and include two operating segments of the aluminum industry and the corporate segment. The aluminum industry segments include: Fabricated products and Primary aluminum. The Fabricated products group sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for automotive, aerospace and general engineering end-use applications. The Primary aluminum business unit produces commodity grade products as well as value-added products such as ingot and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of its exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 1. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges, net.

Financial information by operating segment, excluding discontinued operations, at December 31, 2006, 2005 and 2004 is as follows:

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006	January 1, 2006	Year Ended
	through	to	December 31,
	December 31, 2006	July 1, 2006	2005	2004
Net Sales:
Fabricated Products	$567.2	$590.9	$939.0	$809.3
Primary Aluminum	100.3	98.9	150.7	133.1

	$667.5	$689.8	$1,089.7	$942.4

Equity in income of unconsolidated affiliate:
Primary Aluminum	$18.3	$11.0	$4.8	$8.5

Segment Operating Income (Loss):
Fabricated Products(1)	$60.8	$61.2	$87.2	$33.0
Primary Aluminum	10.8	12.4	16.4	13.9
Corporate and Other	(25.5)	(20.3)	(35.8)	(71.3)
Other Operating Benefits (Charges) Net — Note 10	2.2	(.9)	(8.0)	(793.2)

	$48.3	$52.4	$59.8	$(817.6)

(1)	Operating results for 2006, 2005 and 2004 include LIFO inventory charges of $25.0, $9.3 and $12.1, respectively.

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006	Year Ended
	December 31,	to	December 31,
	2006	July 1, 2006	2005	2004
Depreciation and amortization(1)
Fabricated Products	$5.2	$9.7	$19.6	$21.8
Primary Aluminum	—	—	—	.2
Corporate and Other	.3	.1	.3	.3

	$5.5	$9.8	$19.9	$22.3

Capital expenditures:(2)
Fabricated Products	$29.7	$27.2	$30.6	$7.6
Corporate and Other	.4	.9	.4	—

	$30.1	$28.1	$31.0	$7.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Depreciation and amortization expense excludes depreciation and amortization expense of discontinued operations of $13.1 in 2004.

(2)	Capital expenditures excludes capital expenditures of discontinued operations of $3.5 in 2004.

		Predecessor
	December 31,	December 31,
	2006	2005
Investments in and advances to unconsolidated affiliate:
Primary Aluminum	$18.6	$12.6

Segment assets:
Fabricated Products	$434.4	$403.8
Primary Aluminum	87.8	62.3
Corporate and Other	133.2	1,072.8

	$655.4	$1,538.9

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006	Year Ended
	December 31,	to	December 31,
	2006	July 1, 2006	2005	2004
Income taxes paid:(1)
Fabricated Products —
United States	$—	$.2	$—	$—
Canada	.7	1.0	3.4	—

	$.7	$1.2	$3.4	$—

(1)	Income taxes paid excludes income tax paid by discontinued operations of $18.9 in 2005 and $10.7 in 2004.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical information for net sales, based on country of origin, and long-lived assets follows:

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006	Year Ended
	December 31,	to	December 31,
	2006	July 1, 2006	2005	2004
Net sales to unaffiliated customers:
Fabricated Products —
United States	$517.0	$532.8	$836.1	$705.7
Canada	50.2	58.1	102.9	103.6

	567.2	590.9	939.0	809.3

Primary Aluminum —

United States	—	—	2.6	—
United Kingdom	100.3	98.9	148.1	133.1

	100.3	98.9	150.7	133.1

	$667.5	$689.8	$1,089.7	$942.4

		Predecessor
	December 31,	December 31,
	2006	2005
Long-lived assets:(1)
Fabricated Products —
United States	$155.6	$204.0
Canada	10.6	17.6

	166.2	221.6
Primary Aluminum —
United Kingdom	18.6	12.6
Corporate and Other —
United States	4.1	2.1

	$188.9	$236.3

(1)	Long-lived assets include Property, plant, and equipment, net and Investments in and advances to unconsolidated affiliates.

The aggregate foreign currency gain included in determining net income was immaterial for the years ended December 31, 2006, 2005 and 2004. Sales to the Company’s largest fabricated products customer accounted for sales of approximately 18%, 19%, and 18% of total revenue in 2006, 2005 and 2004. The loss of the customer would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationship between the customer and the Company is good and the risk of loss of the customer is remote. Export sales were less than 10% of total revenue during the years ended December 31, 2006, 2005 and 2004.

12.	Subsequent Events

During the first quarter of 2007, 6,281,180 shares of the Company’s common stock were sold by existing stockholders pursuant to a registered offering. The Company did not sell any shares in, and did not receive any

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds from, the offering. The Union VEBA was one of the selling stockholders and, after the offering, now owns approximately 26.7% of the Company’s outstanding shares of common stock. Approximately 819,280 of the shares sold by the Union VEBA were previously subject to an agreement with the Company that limited the Union VEBA’s ability to sell or otherwise transfer these shares. However, during the first quarter of 2007 the Union VEBA received approval from the Company to include such shares in the offering.

As more fully explained in Note 7, the 819,280 restricted shares were treated as a reduction of stockholders’ equity (at the $24.02 per share reorganization value) in the December 31, 2006 balance sheet similar to treasury stock. As a result of the relief of the restrictions, during the first quarter of 2007: (i) the 819,280 shares previously considered restricted will be added to VEBA assets at the approximate $58.19 per share realized by the Union VEBA (totaling $47.7); (ii) approximately $19.7 of the December 31, 2006 reduction in stockholders’ equity associated with the restricted shares will be removed and (iii) the difference between the two amounts (approximately $28 million) will increase stockholders’ equity.

Also, during the first quarter of 2007, the Company settled the $5.0 claim by the purchaser of the former Gramercy facility and Kaiser Jamaica Bauxite Company for a payment of $.1. The settlement was subject to approval by the Bankruptcy Court which was received in February 2007. The settlement of this matter will result in the recognition of a non-recurring, non-cash benefit of approximately $4.8 during the first quarter of 2007.

PREDECESSOR

13.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Predecessor were prepared on a “going concern” basis in accordance with SOP 90-7, and do not include the impacts of the Plan including adjustments relating to recorded asset amounts, the resolution of liabilities subject to compromise, or the cancellation of the interests of the Company’s pre-emergence stockholders.

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

14.	Reorganization Proceedings

Background.  Kaiser and 25 of its subsidiaries filed separate voluntary petitions in the Bankruptcy Court for reorganization under chapter 11 of the Code; the Company and 16 of its subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. The Company and its subsidiaries continued to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court. The Original Debtors and the Additional Debtors are collectively referred to herein as the “Debtors”. For purposes of this Report the term “Filing Date” means with respect to any Debtor, the date on which such Debtor filed its chapter 11 proceeding.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Plan, on the Effective Date, the pre-emergence ownership interests in the Company were cancelled without consideration and all material pre-petition claims against the Company and its remaining debtor subsidiaries, including claims in respect of debt, pension and postretirement medical obligations, and asbestos and other tort liabilities (totaling approximately $4.4 billion in the June 30, 2006 consolidated financial statements), were resolved as follows:

(a) Claims in Respect of Retiree Medical Obligations. Pursuant to settlements reached with representatives of hourly and salaried retirees:

•	an aggregate of 11,439,900 shares of the Company’s Common Stock were delivered to the Hourly VEBA trust and entities that prior to the Effective Date acquired from the Union VEBA rights to receive a portion of such shares (see Note 7);

•	an aggregate of 1,940,100 shares of Common Stock were delivered to the Salaried Retiree VEBA trust and entities that prior to the Effective Date acquired from the Salaried Retiree VEBA rights to receive a portion of such shares (see Note 7); and

•	the Company became obligated to make certain contingent annual cash payments of up to $20.0 annually to the VEBAs that fluctuate based on earnings, adjusted for certain cash flow items (see Note 7).

(b) Priority Claims and Secured Claims. All pre-petition priority claims, pre-petition priority tax claims and pre-petition secured claims were paid in full in cash.

(c) Unsecured Claims. With respect to pre-petition unsecured claims (other than the personal injury claims specified below):

•	all pre-petition unsecured claims of the PBGC against the Company’s Canadian debtor affiliates were satisfied by the delivery of 2,160,000 shares of Common Stock and $2.5 in cash; and

•	all pre-petition general unsecured claims against the Company and its remaining debtor subsidiaries, other than Canadian debtor subsidiaries, including claims of the PBGC and holders of public debt, were satisfied by the issuance of 4,460,000 shares of Common Stock to a third-party disbursing agent, with such shares to be delivered to the holders of such claims in accordance with the terms of the Plan (to the extent that such claims do not constitute convenience claims that have been or will be satisfied with cash payments). Of such 4,460,000 shares of Common Stock, approximately 197,000 shares continue to be held by the third-party disbursing agent as a reserve pending resolution of disputed claims; to the extent a holder of a disputed claim is not entitled to shares reserved in respect of such claim, such shares will be distributed to holders of allowed claims.

(d) Personal Injury Claims. Certain trusts (the “PI Trusts”) were formed to receive distributions from the Company, assume responsibility from the Company for personal injury liabilities (including those resulting from alleged pre-petition exposures to asbestos, silica and coal tar pitch volatiles and noise-induced hearing

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss), and to make payments in respect of such personal injury claims. The Company contributed to the PI Trusts:

•	the rights with respect to proceeds associated with personal injury-related insurance recoveries that were reflected on the Company’s financial statements at June 30, 2006 as a receivable having a value of $963.3 (see Note 21);

•	$13.0 in cash, less approximately $.3 advanced prior to the Effective Date, which was paid on the Effective Date;

•	the stock of a subsidiary whose primary assets was approximately 145 acres of real estate located in Louisiana and the rights as lessor under a lease agreement for such real property that produces modest rental income; and

•	75% of a pre-petition general unsecured claim against one of the Company’s subsidiaries in the amount of $1.1 billion entitling certain of the PI Trusts to a share of the 4,460,000 shares of Common Stock distributed to unsecured claimholders.

The PI Trusts assumed all liability and responsibility for the past, pending and future personal injury claims resulting from alleged pre-petition exposures to asbestos, silica and coal tar pitch volatile, and pending noise induced hearing loss personal injury claims. As of the Effective Date, injunctions were entered prohibiting any person from pursuing any claims against the Company or any of its affiliates in respect of such matters.

Cash payments on the Effective Date for priority and secured claims, payments to the PI Trusts, bank and professional fees totaled approximately $29.0 and were funded using existing cash resources.

Liquidating Debtors.  As previously disclosed in prior periods, the Company generated net cash proceeds of approximately $686.8 from the sale of its interests in and related to Queensland Alumina Limited (“QAL”) and Alumina Partners of Jamaica (“Alpart”). The Company’s interests in and related to QAL and Alpart were owned by four of its debtor subsidiaries (the “Liquidating Subsidiaries”) that were subsidiary guarantors of one of the Company’s subsidiaries’ senior and senior subordinated notes. Throughout 2005, the proceeds were held in separate escrow accounts pending distribution to the creditors of the Liquidating Subsidiaries.

On December 20, 2005, the Bankruptcy Court entered an order confirming the two separate joint plans of liquidation (the “Liquidating Plans”) for the Liquidating Subsidiaries. On December 22, 2005, the Liquidating Plans became effective and all restricted cash and other assets held on behalf of or by the Liquidating Subsidiaries, consisting primarily of approximately $686.8 of net cash proceeds from the sale of interests in and related to QAL and Alpart, were transferred to a trustee for subsequent distribution to holders of claims against the Liquidating Subsidiaries in accordance with the terms of the Liquidating Plans. In connection with the Liquidating Plans, the Liquidating Subsidiaries were dissolved and their corporate existence was terminated.

When the Liquidating Plans became effective, substantially all amounts were to be paid to (or received by) the Company from/to the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Settlement Agreement (the “Intercompany Agreement”), other than certain payments of alternative minimum tax paid by the Company. The Company expects to receive any amounts ultimately determined to be due from two of the Liquidating Subsidiaries (Kaiser Alumina Australia Corporation — “KAAC” and Kaiser Finance Corporation — “KFC”) under the liquidating plan for KAAC and KFC (hereafter referred to as the “KAAC/KFC Plan”) during the first half of 2007 in connection with the completion of its 2005 tax return (see Note 6). The Intercompany Agreement also resolved substantially all pre- and post-petition intercompany claims among the Debtors.

The effectiveness of the Liquidating Plans and the dissolution of the Liquidating Subsidiaries did not resolve a dispute between the holders of senior notes and the holders of senior subordinated notes regarding their respective entitlement to certain of the proceeds from the sales by the Liquidating Subsidiaries of interests in QAL and Alpart (the “Senior Note-Sub Note Dispute”). On December 22, 2005, the Bankruptcy Court issued a decision in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the Senior Note-Sub Note Dispute, finding (in favor of the senior notes) that the senior subordinated notes were contractually subordinate to the senior notes in regard to certain subsidiary guarantors (particularly the Liquidating Subsidiaries) and that certain parties were not due certain reimbursements. The Bankruptcy Court’s ruling has been appealed. The Company cannot predict, however, the ultimate resolution of the Senior Note-Sub Note Dispute on appeal, when any such resolution will occur, or what impact any such outcome will have on distributions to affected note holders under the Liquidating Plans. However, given the Company’s now completed emergence from the chapter 11, the Company does not have any continuing liability in respect of the Senior Note-Sub Note Dispute.

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

Liabilities subject to compromise refer to all other pre-Filing Date liabilities of the Debtors.

The amounts subject to compromise at June 30, 2006 and December 31, 2005 consisted of the following items:

	Predecessor	Predecessor
	June 30,	December 31,
	2006(1)	2005(1)

Accrued postretirement medical obligation	$1,005.6	$1,017.0
Accrued asbestos and certain other personal injury liabilities (Note 21)	1,115.0	1,115.0
Assigned intercompany claims for benefit of certain creditors	1,131.5	1,131.5
Debt	847.6	847.6
Accrued pension benefits	625.5	626.2
Unfair labor practice settlement (Note 21)	175.0	175.0
Accounts payable	31.6	29.8
Accrued interest	44.7	44.7
Accrued environmental liabilities (Note 21)	29.4	30.7
Other accrued liabilities	36.7	37.2
Proceeds from sale of commodity interests	(654.6)	(654.6)

	$4,388.0	$4,400.1

(1)	The above amounts exclude $73.5 at June 30, 2006 and $68.5 at December 31, 2005 of liabilities subject to compromise related to discontinued operations. Approximately $42.1 of the excluded amounts at June 30, 2006 and December 31, 2005 relate to a claim settled in the fourth quarter of 2005 (see Note 15). The balance of the amounts at June 30, 2006 and December 31, 2005 were primarily accounts payable.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Items.  Reorganization items are expense or income items that were incurred or realized by the Company because it was in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the reorganization proceedings, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they were not paying their pre-Filing Date liabilities. For the year ended December 31, 2006, 2005 and 2004 reorganization items were as follows:

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006
	December 31,	to	Year Ended December 31,
	2006	July 1, 2006	2005	2004
Gain on plan implementation and fresh start	$—	$(3,110.3)	$—	$—
Professional fees	—	21.2	35.2	39.0
Interest income	—	(1.4)	(2.1)	(.8)
Assigned intercompany claims for benefit of certain creditors	—	—	1,131.5	—
Other	—	.2	(2.5)	.8

	$—	$(3,090.3)	$1,162.1	$39.0

At June 30, 2006, approximately $15.0 of professional fees were accrued (included in Other accrued liabilities) pending Bankruptcy Court approval to pay such amounts. Approximately $2.0 of the professional fees had not been paid as of December 31, 2006. It is anticipated that legal and certain other costs related to the Company’s emergence from chapter 11 will continue for a period of time after the Effective Date and such costs, when incurred, will be included in Selling, administrative, research and development, and general expenses. Additionally, certain professionals were contractually due certain “success” fees due upon the Company’s emergence from chapter 11 and Bankruptcy Court approval. Approximately $5.0 of such amounts were borne by the Company and were recorded by the Predecessor in connection with emergence and fresh start accounting. The $5.0 was paid in January 2007.

Financial Information.  SOP 90-7 requires separate disclosure of Debtors and non-Debtors amounts. Substantially all of the financial information at December 31, 2005 and for the two years then ended included in the consolidated financial statements relates to the Debtors or non-Debtors discontinued operations. As a result, condensed combined balance sheet information of the non-Debtor subsidiaries included in the consolidated financial statements as of December 31, 2005 and condensed combined income statement and cash flows information of the non-Debtor subsidiaries for the two years then ended is not presented because such amounts were not significant.

15.	Discontinued Operations

As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Note 13, the Company sold its interests in and related to Alpart, the Company’s Gramercy, Louisiana alumina refinery (“Gramercy”), Kaiser Jamaica Bauxite Company (“KJBC”), Volta Aluminium Company Limited (“Valco”), and the Company’s Mead, Washington aluminum smelter and certain related property (the “Mead Facility”) in 2004 and QAL in April 2005. All of the foregoing commodity assets are collectively referred to as the “Commodity Interests”. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Commodity Interests have been reported as discontinued operations in the accompanying financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following recaps key information in respect of the disposition of commodity interests.

•	On April 1, 2005, the Company sold its interests in and related to QAL for net cash proceeds totaling approximately $401.4. The buyer also assumed the Company’s obligations for approximately $60.0 of QAL debt and the Company’s obligation to pay its proportionate share (20%) of debt, operating expenses and certain other costs of QAL. In connection with the sale, the Company also paid a termination fee of $11.0. After considering transaction costs (including the termination fee and a $7.7 deferred charge associated with a back-up bid fee), the transaction resulted in a gain, net of estimated income tax of $7.9, of approximately $366.2. As described in Note 14, a substantial majority of the proceeds from the sale of the Company’s interests in and related to QAL were held in escrow for the benefit of the creditors under the liquidating trust for the KAAC/KFC Plan until the KAAC/KFC Plan was confirmed by the Bankruptcy Court and became effective in December 2005.

•	On July 1, 2004, with Bankruptcy Court approval, the Company completed the sale of its interests in and related to Alpart for $315.0. The transaction resulted in a pre-tax gain of approximately $101.6. Offsetting the cash proceeds were approximately $14.5 of payments made by the Company to fund the prepayment of the Company’s share of the Alpart-related debt and $3.3 of transaction-related costs. The balance of the proceeds were held in escrow primarily for the benefit of certain creditors as provided in the Alpart Jamaica Inc. (“AJI”) and Kaiser Jamaica Corporation (“KJC”), two of the Company’s subsidiaries, joint plan of liquidation (the “AJI/KJC Plan”). A net benefit of approximately $1.6 was recorded in December 2004 in respect of the Alpart-related purchase price adjustments. Such amounts were collected during the second quarter of 2005.

•	In October 2004, with Bankruptcy Court approval, the Company sold its interests in and related to the Gramercy facility and KJBC. Net proceeds from the sale were approximately $23.0. The transaction was completed at an amount approximating its remaining book value (after a 2003 non-cash impairment charge of approximately $368.0). A substantial portion of the proceeds was used to satisfy transaction related costs and obligations.

•	In October 2004, with Bankruptcy Court approval, the Company completed the sale of its interests in and related to Valco with the Government of Ghana (“GoG”). The Company collected $18.0 ($13.0 in October 2004 and $5.0 in December 2003), The Company funded certain end of service benefits of Valco employees (totaling approximately $9.8). As a result, at closing there was no material gain or loss on disposition. However, in the first quarter of 2004, the Company had recorded a non-cash impairment charge of $31.8 to reduce the carrying value of its interests in and related to Valco to the amount of the expected proceeds

•	In June 2004, with Bankruptcy Court approval, the Company completed the sale of the Mead Facility for approximately $7.4 plus assumption of certain site-related liabilities. The sale resulted in net proceeds of approximately $6.2 and a pre-tax gain of approximately $23.4. The pre-tax gain includes the impact from the sale of certain non-operating land in the first quarter of 2004 that was adjacent to the Mead Facility. The pre-tax gain on the sale of this property had been deferred pending the finalization of the sale of the Mead Facility and transfer of the site-related liabilities. Proceeds from the sale of the Mead Facility totaling $4.0 were held in escrow as Restricted proceeds from sale of commodity interests until the value of the secured claim of the holders of the 7.6% solid waste disposal revenue bonds was determined by the Bankruptcy Court. The remaining obligations were ultimately resolved in connection with the Plan.

Under SFAS No. 144, only those assets, liabilities and operating results that are being sold or discontinued are treated as “discontinued operations”. In the case of the sale of Gramercy and the Mead Facility, the buyers did not assume such items as accrued workers compensation, pension or postretirement benefit obligations in respect of the former employees of these facilities. As discussed more fully in Note 14, these retained obligations were resolved in the context of the Plan.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously disclosed during the fourth quarter of 2005, the official committee of unsecured creditors (the “UCC”) negotiated a settlement with a third party that had asserted an approximate $67.0 claim for damages against Kaiser Bauxite Company (“KBC”) for rejection of a bauxite supply agreement. Pursuant to the settlement, among other things, the Company agreed to (a) allow the third party an unsecured pre-petition claim in the amount of $42.1, (b) substantively consolidate KBC with certain of the other debtors solely for the purpose of treating that claim, and any other pre-petition claim of KBC, under the Plan and (c) modify the Plan to implement the settlement. In consideration of the settlement, the third party, among other things, agreed to not object to the Plan. The settlement was approved by the Bankruptcy Court in January 2006 and the Company recorded a charge of $42.1 in the fourth quarter of 2005 in Discontinued operations and reflected an increase in Discontinued operations liabilities subject to compromise by the same amount.

The carrying amounts of the liabilities in respect of the Company’s interest in and related to the sold Commodity Interests as of December 31, 2005 are shown separately in the accompanying Consolidated Balance Sheets. Income statement information in respect of the Company’s interest in and related to the sold Commodity Interests for the years ended December 31, 2006, 2005 and 2004 are included in income from discontinued operations was as follows:

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006
	December 31,	to	Year Ended December 31,
	2006	July 1, 2006	2005	2004
Net sales	$—	$—	$42.9	$546.2
Operating income (loss)	—	(3.2)	(20.0)	(6.2)
Gain on sale of commodity interests	—	—	366.2	126.6
Income before income taxes and minority interests	—	4.3	364.1	122.5
Net income	—	4.3	363.7	121.3

During the second quarter of 2006, the Company recorded a $5.0 charge as a result of an agreement between the Company and the Bonneville Power Administration (“BPA”) related to a rejected electric power contract (see Note 21). This amount is included in Discontinued operations for the period from January 1, 2006 to July 1, 2006.

During the first quarter of 2006, the Company received a $7.5 payment from an insurer in settlement of certain residual claims the Company had in respect of a 2000 incident at its Gramercy, Louisiana alumina refinery (which was sold in 2004). This amount is included in Discontinued operations for the period from January 1, 2006 to July 1, 2006.

Operating activity during the year ended December 31, 2005 consisted almost exclusively of the Company’s interests in and related to QAL, which was sold in April 2005, and related hedging activity. Operating activities during the year ended December 31, 2004 consisted almost exclusively of the Company’s investments in and related to QAL and Alpart, which was sold in July 2004, and related hedging activity. Operating activities in 2004 to a lesser degree included the Company’s investments in and related to Gramercy and the Mead facility.

16.	Property, Plant and Equipment

In the ordinary course of business, the Company sold non-operating real estate and certain miscellaneous equipment for total proceeds of approximately $1.9. These transactions resulted in pre-tax gains of $1.8 (included in Other income (expense) — see Note 1). Also, see Note 15 for a recap of the disposition of Commodity Interests during 2005 and 2004.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Debt and Credit Facilities

On February 1, 2006, and again on May 11, 2006, the Bankruptcy Court approved amendments to the Company’s Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement (the “DIP Facility”) extending its expiration date ultimately to the earlier of the Company’s emergence from chapter 11 or August 31, 2006. The DIP Facility terminated on the Effective Date.

Under the DIP Facility, which provided for a secured, revolving line of credit, the Company and certain of its subsidiaries were able to borrow amounts by means of revolving credit advances and to have issued letters of credit (up to $60.0) in an aggregate amount equal to the lesser of $200.0 or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, as defined in the DIP Facility agreement. At June 30, 2006, there were no outstanding borrowings under the DIP Facility and there were outstanding letters of credit of approximately $17.7 (which on the Effective Date were converted to outstanding letters of credit under the Revolving Credit Facility).

The DIP Facility, which was implemented during the first quarter of 2005, replaced a post-petition credit facility (the “Replaced Facility”) that the Company and one of its subsidiaries entered into on February 12, 2002. The Replaced Facility was amended a number of times during its term as a result of, among other things, reorganization transactions, including disposition of the Company’s Commodity Interests.

During the first quarter of 2005, the Company deposited cash of $13.3 as collateral for the Replaced Facility’s letters of credit and deposited approximately $1.7 of collateral with the Replaced Facility’s lenders until certain other banking arrangements were terminated. As of June 30, 2006, all of the collateral for the Replaced Facility’s letters of credit and the collateral for other certain banking arrangements (of which $1.5 was received during 2006) had been refunded to the Company.

18.	Income Tax Matters

For the six months ended June 30, 2006, the income tax provision for continuing operations included a foreign income tax provision of approximately $7.0. The income tax provision for continuing operations related primarily to foreign income taxes. The six months ended June 30, 2006 include an approximate $1.0 benefit associated with a U.S. income tax refund. While the Company considered the July 2006 emergence from chapter 11 for purposes of estimating impacts on the effective tax rate, the Company’s provisions for income taxes as of June 30, 2006 did not include any direct impacts from the Company’s emergence from chapter 11. Such impacts are reflected in periods following emergence as more fully discussed in Note 6.

In connection with the sale of the Company’s interests in and related to QAL, the Company made payments totaling approximately $8.5 for AMT in the United States (approximately $8.0 of Federal AMT and approximately $.5 of state AMT). Such payments were made in the fourth quarter of 2005. Upon completion of the Company’s 2005 Federal income tax return, the Company determined that approximately $1.0 of AMT was overpaid and was refundable. The Company applied for the refund in the 2005 Federal income tax return filed in September 2006 and received the refund in October 2006. The Company believes that remainder of the Federal AMT amounts paid in respect of the sale of interests should, in accordance with the Intercompany Agreement, be reimbursed to the Company from the funds held by the liquidating trustee for the KAAC/KFC Plan. A claim was made in January 2007 for $7.2. However, at this point, as this has yet to be agreed, the Company has not recorded a receivable for the amount. The Company expects to resolve the matter in the second quarter of 2007.

19.	Employee Benefit and Incentive Plans

The Company and its subsidiaries historically provided (a) postretirement health care and life insurance benefits to eligible retired employees and their dependents and (b) pension benefit payments to retirement plans. Substantially all employees became eligible for health care and life insurance benefits if they reached retirement age while still working for the Company or its subsidiaries. The Company did not fund the liability for these

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits, which were expected to be paid out of cash generated by operations. The Company reserved the right, subject to applicable collective bargaining agreements, to amend or terminate these benefits. Retirement plans were generally non-contributory for salaried and hourly employees and generally provided for benefits based on formulas which considered such items as length of service and earnings during years of service.

In January 2004, the Company filed motions with the Bankruptcy Court to terminate or substantially modify postretirement medical obligations for both salaried and certain hourly employees and for the distressed termination of substantially all domestic hourly pension plans. The Company subsequently concluded agreements with a committee appointed in the Company’s reorganization proceedings that represented salaried employees and union representatives that represented the vast majority of the Company’s hourly employees. The agreements provided for the termination of existing salaried and hourly postretirement medical benefit plans, and the termination of existing hourly pension plans. Under the agreements, salaried and hourly retirees were provided an opportunity for continued medical coverage through COBRA or the VEBAs and active salaried and hourly employees were provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements were approved by the Bankruptcy Court, but were subject to certain conditions, including Bankruptcy Court approval of the Intercompany Agreement in a form acceptable to the Debtors and UCC.

On June 1, 2004, the Bankruptcy Court entered an order, subject to certain conditions including final Bankruptcy Court approval of the Intercompany Agreement, authorizing the Company to terminate its postretirement medical plans as of May 31, 2004 and to make advance payments to the VEBAs. As previously disclosed, pending the resolution of all contingencies in respect of the termination of the existing postretirement medical benefit plan, during the period June 1, 2004 through December 31, 2004, the Company continued to accrue costs based on the existing plan and treated the VEBA contributions as a reduction of its liability under the plan. However, because the Intercompany Agreement was approved in February 2005 and all other contingencies had already been met, the Company determined that the existing postretirement medical plan should be treated as terminated as of December 31, 2004.

The PBGC assumed responsibility for the Company’s three largest pension plans, which represented the vast majority of the Company’s net pension obligation including the Company’s Salaried Employees Retirement Plan (in December 2003), the Inactive Pension Plan (in July 2004) and the Kaiser Aluminum Pension Plan (in September 2004), collectively referred to as the Terminated Plans (see Note 8). The PBGC’s assumption of the Terminated Plans resulted in the Company recognizing non-cash pension charges of approximately $121.2 in 2003 and $310.0 in 2004. Pursuant to the agreement with the PBGC, the Company and the PBGC agreed, among other things, that: (a) the Company would continue to sponsor the Company’s remaining pension plans (which primarily are in respect of hourly employees at four Fabricated products facilities) and paid approximately $5.0 minimum funding contribution for these plans in March 2005; (b) the PBGC would have an allowed post-petition administrative claim of $14.0, which was expected to be paid upon the consummation of a plan of reorganization for the Company or the consummation of the KAAC/KFC Plan, whichever came first; and (c) the PBGC would have allowed pre-petition unsecured claims in respect of the Terminated Plans in the amount of $616.0, which would be resolved in the Company’s plan or plans of reorganization provided that the PBGC’s cash recovery from proceeds of the Company’s sale of its interests in and related to Alpart and QAL was limited to 32% of the net proceeds distributable to holders of the Company’s senior notes, senior subordinated notes and the PBGC. However, certain contingencies arose in respect of the settlement with the PBGC which were ultimately resolved in the Company’s favor. See Note 8 — Resolution of Contingencies with respect to the PBGC.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to the Effective Date, the Company agreed to make the following contributions to the VEBAs:

a) an amount not to exceed $36.0 and payable on emergence from the chapter 11 proceedings so long as the Company’s liquidity (i.e., cash plus borrowing availability) was at least $50.0 after considering such payments; and

b) advances of $3.1 in June 2004 and $1.9 per month thereafter until the Company emerged from the chapter 11 proceedings. Any advances made pursuant to such agreement constitute a credit toward the $36.0 maximum contribution due upon emergence.

In October 2004, the Company entered into an amendment to the USW agreement (see Note 21) to pay an additional $1.0 to the VEBAs in excess of the originally agreed $36.0 contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company was required to continue to make the monthly VEBA contributions as long as it remained in chapter 11, even if the sum of such monthly payments exceeded the $37.0 maximum amount discussed above. The monthly amounts paid during the chapter 11 process in excess of the $37.0 limit will offset future variable contribution requirements after emergence. The amended agreement was approved by the Bankruptcy Court in February 2005. VEBA-related payments prior to the Effective Date totaled approximately $49.7. As a result, $12.7 is available to the Company to offset future VEBA contributions of the Successor (see Note 7).

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

Key Employee Retention Plan.  Under the KERP, approved by the Bankruptcy Court in September 2002, financial incentives were provided to retain certain key employees during the chapter 11 proceedings. The KERP included six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing SERP and a long-term incentive plan. Under the KERP:

•	Pursuant to the retention plan, retention payments were paid between September 2002 and March 31, 2004, except that 50% of the amounts payable to certain senior officers were withheld until the Company’s emergence from chapter 11 proceedings or as otherwise agreed pursuant to the KERP (see Note 7).

•	The severance and change in control plans generally provided for severance payments of between nine months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved (see Note 7).

•	The completion incentive plan lapsed without any amounts being due.

•	The SERP generally provided additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees were not subsequently terminated for cause or voluntarily terminated their employment prior to reaching their retirement age. The Successor’s board of directors terminated the SERP and funded payments totaling $2.3. Such amounts had been fully accrued by the Predecessor and were included in the Successor’s opening balance sheet.

•	The long-term incentive plan generally provided for incentive awards to key employees based on an annual cost reduction target. Payment of such long-term incentive awards generally will be made: (a) 50% upon emergence and (b) 50% one year from the date the Debtors emerged from the chapter 11 proceedings. At December 31, 2006, approximately $3.4 which was previously accrued by the Predecessor remained in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current liabilities in respect of the KERP long-term incentive plan which will be paid in February 2007 by the Successor.

Foreign Plans.  Contributions to foreign pension plans (excluding those that are considered part of discontinued operations — see Note 15) were nominal.

20.	Minority Interests

Kaiser Aluminum & Chemical Corporation, one of the Company’s subsidiaries, had four series of $100 par value Cumulative Convertible Preference Stock (“$100 Preference Stock”) outstanding with annual dividend requirements of between 4 1/8% and 4 3/4%. At December 31, 2005, outstanding shares of $100 Preference Stock were 8,669. In accordance with the Code and DIP Facility, the Company was not permitted to repurchase or redeem any of its stock. Further, the equity interests of the holders of the $100 Preference Stock were cancelled without consideration pursuant to the Plan.

21.	Commitments and Contingencies

Impact of Reorganization Proceedings.  During the chapter 11 proceedings, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors was stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date were resolved pursuant to the Plan.

Environmental Contingencies.  The Company and one of its subsidiaries were subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws and regulations. The Company was also subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 (“CERCLA”), and, along with certain other entities, was named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

Based on the Company’s evaluation of these and other environmental matters, the Company established an environmental accrual, primarily related to potential solid waste disposal and soil and ground water remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the period from January 1, 2006 to July 1, 2006 and the years ended December 31, 2005 and 2004:

	January 1, 2006	Year Ended
	to	December 31,
	July 1, 2006	2005	2004

Balance at beginning of period	$46.5	$58.3	$82.5
Additional accruals	.3	.5	8.4
Less expenditures	(7.0)	(12.3)	(32.6)
Less amounts resolved in connection with the Plan	(29.4)	—	—

Balance at end of period	$10.4	$46.5	$58.3

As of June 30, 2006 and December 31, 2005 $29.4 and $30.7, respectively, of the environmental accrual was included in Liabilities subject to compromise (see Note 14). These amounts related to non-owned locations and were resolved as part of the Plan.

Asbestos and Certain Other Personal Injury Claims.  The Company was one of many defendants in a number of lawsuits, some of which involved claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos or exposure to products containing asbestos produced or sold by the Company or as a result of employment or association with the Company. The lawsuits generally related to products the Company had not sold for more than 20 years. As of the initial Filing Date,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 112,000 asbestos-related claims were pending. The Company also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-Filing Date exposure to silica and coal tar pitch volatiles (approximately 3,900 claims and 300 claims, respectively).

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

While a formal estimation process was never completed, the Company believed it had obtained sufficient information to project a range of likely asbestos and other tort-related costs. The Company estimated that its total liability for asbestos, silica and coal tar pitch volatile personal injury claims was expected to be between approximately $1,100.0 and $2,400.0. However, as previously disclosed, the Company did not think that other constituents would necessarily agree with this cost range. In particular, the Company was aware that certain informal assertions made by representatives for the asbestos, silica and coal tar pitch volatiles claimants suggested that the actual liability might exceed, perhaps significantly, the top end of the Company’s expected range. While the Company could not reasonably predict what the ultimate amount of such claims might be determined to be, the Company believed that the minimum end of the range was both probable and reasonably estimatable. Accordingly, the Company reflected an accrued liability of $1,115.0 for the minimum end of the expected range. All of such amounts (which were included in Liabilities subject to compromise) were resolved as a part of the Plan (see Note 14).

As previously disclosed, the Company believed it had insurance coverage available that would recover a substantial portion of its asbestos-related costs. However, the timing and amount of future insurance recoveries were dependent on the resolution of disputes regarding coverage under certain of the applicable insurance policies through the process of negotiations or further litigation. The Company previously stated that it believed that substantial recoveries from the insurance carriers were probable and had estimated the amount of remaining solvent insurance coverage (before considering the contingent settlement agreements discussed below) to be in the range of $1,400.0 — $1,500.0. Further, the Company previously disclosed that, assuming that actual asbestos, silica and coal tar pitch volatile costs were to be the $1,115.0 amount accrued (as discussed above) the Company believed that it would be able to recover from insurers amounts totaling approximately $965.0, which amount was reflected as “Personal injury-related insurance recoveries receivable” (reduced to $963.3 at June 30, 2006 due to certain subsequent recoveries).

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

During the latter half of 2005 and the first half of 2006, the Company entered into conditional settlement agreements with insurers (all of which were approved by the Bankruptcy Court) under which the insurers agreed (in aggregate) to pay approximately $1,246.0 in respect of substantially all coverage under certain policies having a combined face value of approximately $1,460.0. Many of the agreements provided for multi-year payouts and for some of the settlement amounts to be accessed, claims would have to be made against the PI Trusts that would aggregate well in excess of the approximate $1,115.0 liability amount reflected by the Company at June 30, 2006. There are no remaining policies that are expected to yield any material amounts for the benefit of the Company or the PI Trusts.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not provide any accounting recognition for the conditional settlement agreements in the June 30, 2006 financial statements given: (1) the conditional nature of the settlements; (2) the fact that, if the Plan did not become effective as of June 30, 2006, the Company’s interests with respect to the insurance policies covered by the agreements were not impaired in any way; and (3) the Company believed that collection of the approximate $963.3 amount of Personal injury-related insurance recovery receivable was probable even if the conditional agreements were ultimately approved.

Hearing Loss Claims.  During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, the claimants were allowed claims totaling up to $15.8 (included in Liabilities subject to compromise, Other accrued liabilities — see Note 14). At emergence, these claims were transferred to the PI Trusts along with certain rights against certain insurance policies of the Company. While the Company believed that the insurance policies were of value, no amounts were reflected in the Company’s financial statements in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

During the chapter 11 proceedings, the Company received approximately 3,200 additional proofs of claim alleging pre-petition injury due to noise induced hearing loss. It was never determined how many, if any, of such claims had merit or at what level such claims might qualify within the parameters established by the above-referenced settlement in principle for the 400 claims. However, under the Plan all such claims were transferred, along with certain rights against certain insurance policies, to the PI Trusts and resolved in that manner rather than being settled prior to the Company’s emergence from the chapter 11 proceedings.

Labor Matters.  In January 2004, as part of its settlement with the USW with respect to pension and retiree medical benefits, the Company and the USW agreed to settle a case pending before the National Labor Relations Board in respect of certain unfair labor practice (“ULP”) claims made by the USW in connection with a 1998 USW strike and subsequent lock-out by the Company. Under the terms of the agreement, solely for the purposes of determining distributions in connection with the reorganization, an unsecured pre-petition claim in the amount of $175.0 was allowed. Also, the Company agreed to adopt a position of neutrality regarding the unionization of any employees of the Company. The settlement was approved by the Bankruptcy Court in February 2005. The Company recorded a $175.0 non-cash charge in the fourth quarter of 2004 associated with the ULP settlement. The obligations in respect of the ULP claim were resolved on the Effective Date.

Pacific Northwest Power Matters.  As a part of the reorganization process, the Company rejected a contract with the BPA that provided power to fully operate the Trentwood facility, as well as approximately 40% of the combined capacity of the Company’s former Mead and Tacoma aluminum smelting operations, which had been curtailed since the last half of 2000. The BPA filed a proof of claim for approximately $75.0 in connection with the contract rejection. In June 2006, the Bankruptcy Court approved an agreement between the Company and the BPA which resolved the claim by granting the BPA an unsecured pre-petition claim totaling approximately $6.1 (i.e., $5.0 in addition to $1.1 of previously accrued pre-petition accounts payable). The Company recorded a non-cash charge for the incremental $5.0 amount in the second quarter of 2005 (in Discontinued operations — see Note 15). This claim was resolved as a part of the Plan and has no impact on the Successor.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QUARTERLY FINANCIAL DATA (Unaudited)

	Predecessor
	Quarter Ended	Quarter Ended			July 1 through	Quarter Ended
	March 31,	June 30,	July 1,		September 30,	December 31,
	(In millions of dollars, except share amounts)
2006
Net sales	$336.3	$353.5	$—		$331.4	$336.1
Operating income (loss)	44.0	8.4	—		21.7	26.6
Income (loss) from continuing operations	31.1	.5	3,105.3	(1)	14.3	11.9
Income (loss) from discontinued operations	7.3	(3.0)	—		—	—
Net income (loss)	38.4	(2.5)	3,105.3		14.3	11.9
Earnings per share — Basic: (4)
Income (loss) from continuing operations	.39	.01	38.98		.72	.59
Income (loss) from discontinued operations	.09	(.04)	—		—	—
Net income (loss)	.48	(.03)	38.98		.72	.59
Earnings per share — Diluted (same as basic for Predecessor):
Income from continuing operations					.72	.59
Income from discontinued operations					—	—
Net income(loss)					.72	.59
Common stock market price:(4)
High	.07	.26	—		44.50	62.00
Low	.03	.04	—		37.50	43.50

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Quarter Ended
	March 31,	June 30,	September 30,	December 31

2005
Net sales	$281.4	$262.9	$271.6	$273.8
Operating income (loss)	15.1	10.7	19.7	14.3
Income (loss) from continuing operations	2.4	(2.5)	8.6	(1,121.2	)(2)
Income (loss) from discontinued operations	10.6	368.3 (3)	8.0	(23.2)
Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	(4.7)	—	—	—
Net income (loss)	8.3	365.8	16.6	(1,144.4)
Basic/diluted earnings (loss) per share(4)
Income (loss) from continuing operations	.03	(.03)	.11	(14.07)
Income (loss) from discontinued operations	.13	4.62	.10	(.29)
Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	(.06)	—	—	—
Net income (loss)	.10	4.59	.21	(14.36)
Common stock market price:(4)
High	.12	.09	.07	.05
Low	.05	.06	.01	.03

(1)	Includes a non-cash gain of $3,110.3 related to the implementation of the Plan and application of fresh start accounting (see Note 14 of Notes to Consolidated Financial Statements ).

(2)	Includes a non-cash reorganization charge of $1,131.5 related to assignment (for the purposes of determining distribution under the KAAC/KFC Plan) of the value of an intercompany claim to certain third party creditors (see Note 14 of Notes to Consolidated Financial Statements).

(3)	Includes a gain of approximately $366.2 in respect of the sale of the Company’s interests in and related to QAL.

(4)	Earnings (loss) per share and market price for 2005 and the first two quarters of 2006 may not be meaningful because the equity interests of the Company’s existing stockholders were cancelled without consideration pursuant to the Plan.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIVE-YEAR FINANCIAL DATA
UNAUDITED CONSOLIDATED BALANCE SHEETS(1)

		Predecessor
	December 31,
	2006	2005	2004	2003	2002
	(In millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$50.0	$49.5	$55.4	$35.5	$77.4
Receivables	106.0	101.5	111.0	80.5	62.5
Inventories	188.1	115.3	105.3	92.5	103.8
Prepaid expenses and other current assets	40.8	21.0	19.6	23.8	27.0
Discontinued operations’ current assets	—	—	30.6	193.7	245.9

Total current assets	384.9	287.3	321.9	426.0	516.6
Investments in and advances to unconsolidated affiliate	18.6	12.6	16.7	13.1	15.2
Property, plant, and equipment — net	170.3	223.4	214.6	230.1	255.3
Restricted proceeds from sale of commodity interests	—	—	280.8	—	—
Personal injury-related insurance recoveries receivable	—	965.5	967.0	465.4	484.0
Intangible assets including goodwill	—	11.4	11.4	11.4	11.4
Net assets in respect of VEBAs	40.7	—	—	—	—
Other assets	40.9	38.7	31.1	43.7	126.3
Discontinued operations’ long-term assets	—	—	38.9	433.8	816.6

Total	$655.4	$1,538.9	$1,882.4	$1,623.5	$2,225.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise —
Current liabilities:
Accounts payable and accruals	$160.2	$149.6	$175.3	$98.4	$93.7
Accrued postretirement medical benefit obligation — current portion	—	—	—	32.5	60.2
Payable to affiliate	16.2	14.8	14.7	11.4	11.2
Long-term debt — current portion	—	1.1	1.2	1.3	.9
Discontinued operations’ current liabilities	—	2.1	57.7	177.5	167.6

Total current liabilities	176.4	167.6	248.9	321.1	333.6
Long-term liabilities	58.3	42.0	32.9	59.4	55.7
Long-term debt	50.0	1.2	2.8	2.2	20.7
Discontinued operations’ liabilities, including liabilities subject to compromise and minority interests	—	68.5	26.4	208.7	226.4

	284.7	279.3	311.0	591.4	636.4
Liabilities subject to compromise	—	4,400.1	3,954.9	2,770.1	2,673.9
Minority interests	—	.7	.7	.7	.7
Stockholders’ equity:
Common stock	.2	.8	.8	.8	.8
Additional capital	487.5	538.0	538.0	539.1	539.9
Retained earnings (deficit)	26.2	(3,671.2)	(2,917.5)	(2,170.7)	(1,382.4)
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value	(151.1)	—	—	—	—
Accumulated other comprehensive income (loss)	7.9	(8.8)	(5.5)	(107.9)	(243.9)

Total stockholders’ equity	370.7	(3,141.2)	(2,384.2)	(1,738.7)	(1,085.6)

Total	$655.4	$1,538.9	$1,882.4	$1,623.5	$2,225.4

(1)	The Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The consolidated financial data has been derived from the audited consolidated financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIVE-YEAR FINANCIAL DATA
UNAUDITED STATEMENTS OF CONSOLIDATED INCOME (LOSS)(1)

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006	January 1,
	through	2006
	December 31,	to July 1,	Year Ended December 31,
	2006	2006	2005	2004	2003	2002
	(In millions of dollars)
Net sales	$667.5	$689.8	$1,089.7	$942.4	$710.2	$709.0

Costs and expenses:
Cost of products sold	580.4	596.4	951.1	852.2	681.2	671.4
Depreciation and amortization	5.5	9.8	19.9	22.3	25.7	32.3
Selling, administrative, research and development, and general	35.5	30.3	50.9	92.3	92.5	118.6
Other operating charges (audits), net	(2.2)	.9	8.0	793.2	141.6	31.8

Total costs and expenses	619.2	637.4	1,029.9	1,760.0	941.0	854.1

Operating income (loss)	48.3	52.4	59.8	(817.6)	(230.8)	(145.1)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $47.4 for the period from January 1, 2006 to July 1, 2006,$95.0 in 2005, 2004 and 2003, respectively, and $84.0 in 2002)	(1.1)	(.8)	(5.2)	(9.5)	(9.1)	(19.0)
Reorganization items	—	3,090.3	(1,162.1)	(39.0)	(27.0)	(33.3)
Other — net	2.7	1.2	(2.4)	4.2	(5.2)	(.9)

Income (loss) before income taxes and discontinued operation	49.9	3,143.1	(1,109.9)	(861.9)	(272.1)	(198.3)
Provision for income taxes	(23.7)	(6.2)	(2.8)	(6.2)	(1.5)	(4.4)

Income (loss) from continuing operations	26.2	3,136.9	(1,112.7)	(868.1)	(273.6)	(202.7)

Discontinued operations:						—
Loss from discontinued operation, net of income taxes and minority interests	—	4.3	(2.5)	(5.3)	(514.7)	(266.0)
Gain from sale of commodity interests	—	—	366.2	126.6	—	—

Income (loss) from discontinued operations	—	4.3	363.7	121.3	(514.7)	(266.0)

Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	(4.7)	—	—	—

Net income (loss)	$26.2	$3,141.2	$(753.7)	$(746.8)	$(788.3)	$(468.7)

Earnings (loss) per share — Basic:(3)
Income (loss) from continuing operations	$1.31	$39.37	$(13.97)	$(10.88)	$(3.41)	$(2.52)

Income (loss) from discontinued operations	$—	$.05	$4.57	$1.52	$(6.42)	$(3.30)

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—	$—	$(.06)	$—	$—	$—

Net income (loss)	$1.31	$39.42	$(9.46)	$(9.36)	$(9.83)	$(5.82)

Earnings (loss) per share — Diluted (same as basic for predecessor):
Income (loss) from continuing operations	$1.30

Income (loss) from discontinuing operations	$—

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—

Net income (loss)	$1.30

Dividends per common share	$—	$—	$—	$—	$—	$—

Weighted average shares outstanding (000):(3)
Basic	20,003	79,672	79,675	79,815	80,175	80,578
Diluted	20,088	79,672	79,675	79,815	80,175	80,578

(1)	The Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The consolidated financial data has been derived from the audited consolidated financial statements.

(2)	Earnings (loss) per share and share information for the Predecessor may not be meaningful because, pursuant to the Plan, the equity interests of the Company’s existing stockholders were cancelled without consideration.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 ( or the “Exchange Act”), is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Last year as part of the final reporting and closing process relating to the preparation of the December 31, 2005 financial statements, we concluded that our controls and procedures were not effective as of December 31, 2005 because a material weakness in internal control over financial reporting existed relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This matter is fully discussed in Note 1 of Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data”.

Having identified this matter prior to the end of the first quarter of 2006, we changed our accounting for derivative instruments from hedge treatment to mark-to-market treatment in our financial statements for first quarter of 2006 and subsequent periods in order to comply with GAAP. While this change in our accounting for derivative instruments technically resolves the material weakness from a GAAP perspective, the Company believes that hedge accounting treatment is more desirable than mark-to-market accounting treatment and, accordingly, the Company will not, from its own perspective, consider this matter to be fully remediated until it completes all the steps outlined above and requalifies its derivatives for hedge accounting treatment under GAAP.

Changes in Internal Controls Over Financial Reporting.  We did not have any change in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

As previously announced, in January 2006, the Company’s Vice President (“VP”) and Chief Financial Officer (“CFO”) resigned. The resignation was in no way related to the Company’s internal controls, financial statements, financial performance or financial condition. The Company formed the “Office of the CFO” and split the CFO’s duties between the Company’s Chief Executive Officer and two long tenured financial officers, the VP-Treasurer and VP-Controller. In February 2006, a person with a significant corporate accounting role resigned. This person’s duties were split between the VP-Controller and other key managers in the corporate accounting group. The Company also used certain former personnel to augment the corporate accounting team. In May 2006, the Company hired a new CFO, and over the balance of 2006, the Company supplemented its corporate accounting and financial staffs with respect to certain key roles, including with respect to the Corporate Controller who is expected to terminate his employment at the end of March 2007 pursuant to the terms of his employment agreement.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information called for by this Item is incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto included in Item 8. “Financial Statements and Supplementary Data” and are incorporated herein by reference

3. Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 104), which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION

By:	/s/ Jack A. Hockema
Jack A. Hockema
President and Chief Executive Officer

Date: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema Jack A. Hockema	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Date: March 29, 2007

/s/ Joseph P. Bellino Joseph P. Bellino	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 29, 2007

/s/ Daniel D. Maddox Daniel D. Maddox	Vice President and Controller (Principal Accounting Officer)	Date: March 29, 2007

Carl B. Frankel	Director	Date: March 29, 2007

/s/ Teresa A. Hopp Teresa A. Hopp	Director	Date: March 29, 2007

William F. Murphy	Director	Date: March 29, 2007

/s/ Alfred E. Osborne, Jr., Ph.D. Alfred E. Osborne, Jr., Ph.D.	Director	Date: March 29, 2007

/s/ Georganne Proctor Georganne Proctor	Director	Date: March 29, 2007

Jack Quinn	Director	Date: March 29, 2007

/s/ Thomas M. Van Leeuwen Thomas M. Van Leeuwen	Director	Date: March 29, 2007

/s/ Brett E. Wilcox Brett E. Wilcox	Director	Date: March 29, 2007

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Third Amended Joint Plan of Liquidation for Alpart Jamaica Inc. (‘AJI”) and Kaiser Jamaica Corporation (‘‘KJC”), dated February 25, 2005 (incorporated by reference to Exhibit 99.1 to the Report on Form 10-K for the period ended December 31, 2004, filed by the Company, File No. 1-9447).
2.2	Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated April 7, 2005 (incorporated by reference to Exhibit 2.2 to the Report Form 8-K, dated December 19, 2005, filed by the Company, File No. 1-9447).
2.3	Second Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated November 22, 2005 (incorporated by reference to Exhibit 2.3 to the Report Form 8-K, dated December 19, 2005, filed by the Company, File No. 1-9447).
2.4	Third Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated December 19, 2005(incorporated by reference to Exhibit 2.4 to the Report Form 8-K, dated December 19, 2005, filed by the Company, File No. 1-9447).
2.5	Third Amended Joint Plan of Liquidation for Kaiser Alumina Australia Corporation (‘KAAC”) and Kaiser Finance Corporation (‘KFC”), dated February 25, 2005 (incorporated by reference to Exhibit 99.3 to the Report on Form 10-K for the period ended December 31, 2004, filed by the Company, File No. 1-9447).
2.6	Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated April 7, 2005 (incorporated by reference to Exhibit 2.6 to the Report on Form 8-K dated December 19, 2005, filed by the Company, File No. 1-9447).
2.7	Second Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated November 22, 2005 (incorporated by reference to Exhibit 2.7 to the Report on Form 8-K dated December 19, 2005, filed by the Company, File No. 1-9447).
2.8	Third Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated December 19, 2005 (incorporated by reference to Exhibit 2.8 to the Report on Form 8-K dated December 19, 2005, filed by the Company, File No. 1-9447)
2.9	Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of September 7, 2005 (incorporated by reference to Exhibit 99.2 to the Report on Form 8-K, dated September 8, 2005, filed by the Company, File No. 1-9447).
2.10	Modifications to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates Pursuant to Stipulation and Agreed Order between Insurers, Debtors, Committee and Future Representatives (incorporated by reference to Exhibit 2.2 to the Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.11	Modification to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of November 22, 2005 (incorporated by reference to Exhibit 2.3 to the Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.12	Third Modification to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of December 16, 2005 (incorporated by reference to Exhibit 2.4 to the Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.13	Order Confirming the Second Amended Joint Plan of Reorganization of the Company, KACCand Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.5 to the Report on Form 8-K, dated February 1, 2006, filed by the Company, File No. 1-9447).
2.14	Order Affirming the Confirmation Order of the Second Amended Joint Plan of Reorganization of the Company, KACC and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.6 to the Registration Statement on Form 8-A, dated July 6, 2006, filed by the Company, File No. 1-9447).

Exhibit
Number		Description

2.15		Special Procedures for Distributions on Account of NLRB Claim, as agreed by the National Labor Relations Board, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the ‘USW”) and the Company pursuant to Section 7.8e of the Second Amended Joint Plan of Reorganization of the Company, KACC and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.7 to the Registration Statement on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Report on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 Registration Statement on Form 8-A, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.1		Senior Secured Revolving Credit Agreement, dated as of July 6, 2006, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC (‘‘KAFP”), Kaiser Aluminum International, Inc., certain financial institutions from time to time thereto, as lenders, J.P. Morgan Securities, Inc., The CIT Group/Business Credit, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.2		Term Loan and Guaranty Agreement, dated as of July 6, 2006, among KAFP, the Company and certain indirect subsidiaries of the Company listed as ‘Guarantors‘ thereto, certain financial institutions from time to time party thereto, as lenders, J.P. Morgan Securities, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
**10	.3	Description of Compensation of Directors (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
**10	.4	2006 Short Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
**10	.5	Employment Agreement, dated as of July 6, 2006, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
**10	.6	Employment Agreement, dated as of July 6, 2006, between the Company and Joseph P. Bellino (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
**10	.7	Employment Agreement, dated as of July 6, 2006, between the Company and Daniel D. Maddox (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.8		Form of Director Indemnification Agreement Employment Agreement (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.9		Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.10		Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.11		Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
**10	.12	Form of Executive Officer Restricted Stock Award (incorporated by reference to Exhibit 10.12 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
**10	.13	Form of Non-Employee Director Restricted Stock Award (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).

Exhibit
Number		Description

**10	.14	Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Report on Form 8-K, dated July 6, 2006, filed by the Company, File No. 000-52105).
10.15		Stock Transfer Restriction Agreement, dated as of July 6, 2006, between the Company and National City Bank, in its capacity as the trustee for the trust that provides benefits for certain eligible retirees of Kaiser Aluminum & Chemical Corporation represented by the USW, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 1186, the International Association of Machinists and Aerospace Workers, the International Chemical Workers Union Council of the United Food and Commercial Workers, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO, CLC and their surviving spouses and eligible dependents (the ‘‘Union VEBA”) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.16		Registration Rights Agreement, dated as of July 6, 2006, between the Company and the Union VEBA and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
10.17		Director Designation Agreement, dated as of July 6, 2006, between the Company and the USW (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A, Filed by the Company with the SEC on July 6, 2006, File No. 000-52105).
**10	.18	Key Employee Retention Plan (effective September 3, 2002) (incorporated by reference to Exhibit 10.26 to the Report on Form 10-K for the period ended December 31, 2002, filed by the Company, File No. 1-9447).
**10	.19	Form of Retention Agreement for the KACC Key Employee Retention Plan (effective September 3, 2002) for Jack A. Hockema and John Barneson (incorporated by reference to Exhibit 10.27 to the Report on Form 10-K for the period ended December 31, 2002, filed by the Company, File No. 1-9447).
**10	.20	Severance Plan (effective September 3, 2002) (incorporated by reference to Exhibit 10.30 to the Report on Form 10-K for the period ended December 31, 2002, filed by the Company, File No. 1-9447).
**10	.21	Form of Severance Agreement for the Severance Plan (effective September 3, 2002) for John Barneson, John M. Donnan and Daniel D. Maddox (incorporated by reference to Exhibit 10.31 to the Report on Form 10-K for the period ended December 31, 2002, filed by the Company, File No. 1-9447).
**10	.22	Form of Change in Control Severance Agreement for John Barneson (incorporated by reference to Exhibit 10.32 to the Report on Form 10-K for the period ended December 31, 2002, filed by the Company, File No. 1-9447).
**10	.23	Form of Change in Control Severance Agreement for John M. Donnan and Daniel D. Maddox (incorporated by reference to Exhibit 10.33 to the Report on Form 10-K for the period ended December 31, 2002, filed by the Company, File No. 1-9447).
**10	.24	Description of Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Report on Form 10-K for the period ended December 31, 2004, filed by the Company, File No. 1-9447).
10.25		Settlement and Release Agreement dated October 5, 2004, by and among the Debtors (as defined therein) and the Creditors’ Committee (as defined therein) (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by the Company, File No. 1-9447).
10.26		Amendment, dated as of January 27, 2005, to Settlement and Release Agreement dated as of October 5, 2004, by and among the Debtors (as defined therein) and the Creditors’ Committee (as defined therein) (incorporated by reference to Exhibit 10.23 to the Report on Form 10-K for the period ended December 31, 2004, filed by the Company, File No. 1-9447).
10.27		Settlement Agreement dated October 14, 2004, between KACC and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the period ended September 30, 2004, filed by the Company, File No. 1-9447).
**10	.28	Release between KACC and Kerry A. Shiba (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated as of March 14, 2006, filed by the Company, File No. 1-9447).
*21		Significant Subsidiaries of Kaiser Aluminum Corporation

Exhibit
Number		Description

*23	.1	Consent of Independent Registered Public Accounting Firm
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Joseph P. Bellino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Joseph P. Bellino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.