Form 10-Q
period 2007-03-31
KAISER ALUMINUM CORP
filed 2007-05-15
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 20,575,423 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$51.8	$50.0
Receivables:
Trade, less allowance for doubtful receivables of $2.0 at both periods	115.7	98.4
Due from affiliate	—	1.3
Other	6.3	6.3
Inventories	180.8	188.1
Prepaid expenses and other current assets	30.8	40.8

Total current assets	385.4	384.9
Investment in and advances to unconsolidated affiliate	26.1	18.6
Property, plant, and equipment — net	179.5	170.3
Net assets in respect of VEBAs	89.0	40.7
Other assets	37.6	40.9

Total	$717.6	$655.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62.7	$73.2
Accrued interest	.6	.7
Accrued salaries, wages, and related expenses	35.6	39.4
Other accrued liabilities	44.1	46.9
Payable to affiliate	19.3	16.2

Total current liabilities	162.3	176.4
Long-term liabilities	60.4	58.3
Long-term debt	50.0	50.0

	272.7	284.7
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01, authorized 45,000,000 shares; issued and outstanding shares 20,524,904 and 20,525,660 at March 31, 2007 and December 31, 2006, respectively	.2	.2
Additional capital	524.9	487.5
Retained earnings	43.3	26.2
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 5,472,665 shares and 6,291,945 shares at March 31, 2007 and December 31 2006, respectively	(131.4)	(151.1)
Accumulated other comprehensive income	7.9	7.9

Total stockholders’ equity	444.9	370.7

Total	$717.6	$655.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME

		Predecessor
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)
	(In millions of dollars
	except share and
	per share amounts)
Net sales	$392.2	$336.3

Costs and expenses:
Cost of products sold	337.1	272.2
Depreciation and amortization	2.6	4.8
Selling, administrative, research and development, and general	19.0	15.3
Other operating (benefits) charges, net	1.2	—

Total costs and expenses	359.9	292.3

Operating income	32.3	44.0
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $23.7 for the quarter ended March 31, 2006)	(.6)	(.8)
Reorganization items	—	(6.4)
Other — net	1.2	1.3

Income before income taxes and discontinued operations	32.9	38.1
Provision for income taxes	(15.8)	(7.0)

Income from continuing operations	17.1	31.1
Income from discontinued operations, net of income taxes	—	7.3

Net income	$17.1	$38.4

Earnings per share — Basic:
Income from continuing operations	$.86	$.39

Income from discontinued operations	$—	$.09

Net income per share	$.86	$.48

Earnings per share — Diluted (same as basic for Predecessor):
Income from continuing operations	$.85

Income from discontinued operations	$—

Net income per share	$.85

Weighted average number of common shares outstanding (000):
Basic	20,005	79,672

Diluted	20,204	79,672

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

For the Quarter Ended March 31, 2007

				Common Stock
				Owned by
				Union VEBA	Accumulated
				Subject to	Other
	Common	Additional	Retained	Transfer	Comprehensive
	Stock	Capital	Earnings	Restrictions	Income	Total
	(Unaudited)
	(In millions of dollars)

BALANCE, December 31, 2006	$.2	$487.5	$26.2	$(151.1)	$7.9	$370.7
Net income (same as Comprehensive income)	—	—	17.1	—	—	17.1
Removal of transfer restrictions on 819,280 shares of common stock owned by Union VEBA, net of income taxes of $5.0	—	23.0	—	19.7	—	42.7
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	11.0	—	—	—	11.0
Equity compensation recognized by an unconsolidated affiliate, net of income taxes of $.5	—	1.4	—	—	—	1.4
Amortization of unearned equity compensation	—	2.0	—	—	—	2.0

BALANCE, March 31, 2007	$.2	$524.9	$43.3	$(131.4)	$7.9	$444.9

For the Quarter Ended March 31, 2006
(Predecessor)

				Common Stock
				Owned by
				Union VEBA	Accumulated
			Retained	Subject to	Other
	Common	Additional	Earnings	Transfer	Comprehensive
	Stock	Capital	(Deficit)	Restrictions	Income (Loss)	Total
	(Unaudited)
	(In millions of dollars)

BALANCE, December 31, 2005	$.8	$538.0	$(3,671.2)	$—	$(8.8)	$(3,141.2)
Net income (same as Comprehensive income)	—	—	38.4	—	—	38.4

BALANCE, March 31, 2006	$.8	$538.0	$(3,632.8)	$—	$(8.8)	$(3,102.8)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

		Predecessor
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$17.1	$38.4
Less income from discontinued operations	—	7.3

Income from continuing operations	17.1	31.1
Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operations:
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	11.0	—
Depreciation and amortization (including deferred financing costs of $.1 and $.8, respectively)	2.7	5.6
Non-cash equity compensation	2.0	—
Net non-cash benefit in Other operating benefits (charges), net	(.7)	—
Gain on sale of real estate	—	(1.6)
Equity in income of unconsolidated affiliate, net of distributions in 2006	(10.3)	(2.9)
Increase in trade and other receivables	(16.0)	(27.5)
Decrease (increase) in inventories	7.3	(22.3)
Decrease (increase) in prepaid expenses and other current assets	9.2	(8.3)
(Decrease) increase in accounts payable and accrued interest	(15.0)	15.8
(Decrease) increase in other accrued liabilities	(6.8)	2.3
Increase in payable to affiliate	3.1	.7
Increase in accrued and deferred income taxes	.2	2.6
Net cash impact of changes in long-term assets and liabilities	4.6	(4.7)
Net cash provided by discontinued operations	—	7.5
Other	—	.1

Net cash provided (used) by operating activities	8.4	(1.6)

Cash flows from investing activities:
Capital expenditures, net of accounts payable of $4.4 and $5.2, respectively	(7.4)	(10.6)
Decrease in restricted cash	.8	—
Net proceeds from sale of real estate	—	1.0

Net cash used by investing activities	(6.6)	(9.6)

Cash flows from financing activities:
Other	—	.2

Net cash provided by financing activities	—	.2

Net increase (decrease) in cash and cash equivalents during the period	1.8	(11.0)
Cash and cash equivalents at beginning of period	50.0	49.5

Cash and cash equivalents at end of period	$51.8	$38.5

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.8 and $.4, respectively	$1.0	$—

Income taxes paid	$.3	$.4

Supplemental disclosure of non-cash transactions:
Removal of transfer restrictions on common stock owned by Union VEBA (Note 8)	$47.7	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share amounts)
(Unaudited)

The accompanying financial statements include the financial statements of Kaiser Aluminum Corporation both before (the “Predecessor”) and after (the “Successor”) its emergence from chapter 11 bankruptcy in July 2006. Financial information related to Kaiser Aluminum Corporation after emergence is generally referred to throughout this Report as “Successor” information. Information of Kaiser Aluminum Corporation before emergence is generally referred to as “Predecessor” information. The financial information of the Successor is not comparable to that of the Predecessor given the impacts of the Plan (as defined below), implementation of fresh start reporting and other factors as more fully described below.

The Notes to Interim Consolidated Financial Statements are grouped into two categories: (1) those primarily affecting the Successor (Notes 1 through 12) and (2) those primarily affecting the Predecessor (Notes 13 through 16).

SUCCESSOR

1.	Summary of Significant Accounting Policies

This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation and Basis of Presentation.  The consolidated financial statements include the statements of Kaiser Aluminum Corporation (“Kaiser”, “KAC”, or the “Company”) and its majority owned subsidiaries.

The Company’s emergence from chapter 11 and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. Although the Company emerged from chapter 11 bankruptcy on July 6, 2006 (herein referred to as the “Effective Date”), the Company adopted “fresh start” accounting as required by the American Institute of Certified Professional Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, effective as of the beginning of business on July 1, 2006. As such, it was assumed that the emergence was completed instantaneously at the beginning of business on July 1, 2006 such that all operating activities during the period from July 1, 2006 through December 31, 2006 are reported as applying to the Successor. The Company believes that this is a reasonable presentation as there were no material transactions between July 1, 2006 and July 6, 2006 that were not related to Kaiser’s Second Amended Plan of Reorganization (the “Plan”). Due to the implementation of the Plan, the application of fresh start accounting and changes in accounting policies and procedures, the financial statements of the Successor are not comparable to those of the Predecessor.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Earnings per Share.  Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the balance sheet as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic shares outstanding in the statement of income because such shares were irrevocably issued and have full dividend and voting rights.

Diluted earnings per share are computed by dividing earnings by the weighted average number of diluted common shares outstanding during the period. The weighted average number of diluted shares includes the dilutive effect of the non-vested stock and restricted stock units granted during the period from the dates of grant (see Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). The impact of the non-vested shares and restricted stock units on the number of dilutive common shares is calculated by reducing the total number of non-vested shares and restricted stock units (523,968) by the theoretical number of shares that could be repurchased under the assumption that the hypothetical proceeds of such non-vested shares and restricted stock units are the amount of unrecognized compensation expense together with any related income tax benefits (324,284). Based on the foregoing, a total 199,684 common shares have been added to the diluted earnings per share computation.

New Accounting Pronouncement.  Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”) was issued in February 2007 and will become effective for the Company on January 1, 2008. SFAS No. 159 permits entities the option to measure many financial instruments and certain other items at fair value. Unrealized gains and losses in respect of assets and liabilities for which the fair value option has been elected will be reported in earnings. Selection of the fair value option is irrevocable and can be applied on a partial basis, i.e. to some but not all similar financial assets or liabilities. Given the recent issuance of SFAS No. 159, the Company has not yet determined what, if any, impact SFAS No. 159 may have on its results of operations or financial position.

Significant accounting policies of the Predecessor are discussed in Note 13.

2.	Inventories

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consist of the following:

	March 31,	December 31,
	2007	2006

Fabricated products —
Finished products	$56.2	$61.1
Work in process	71.2	72.8
Raw materials	41.1	42.0
Operating supplies and repairs and maintenance parts	12.2	12.1

	180.7	188.0
Commodities — Primary aluminum	.1	.1

	$180.8	$188.1

As stated above, the Company determines cost for substantially all of its product inventories on a LIFO basis. All Predecessor LIFO layers were eliminated in connection with the application of fresh start accounting. The Successor applies LIFO differently than the Predecessor in that the Successor views each quarter on a standalone basis for computing LIFO, whereas the Predecessor recorded LIFO amounts with a view to the entire fiscal year which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or the second half of the year. The Company recorded a net non-cash LIFO charge of approximately $8.0 during the quarter ended March 31, 2007. This amount is primarily a result of changes in metal prices and, to a lesser degree, changes in inventory volumes. There was no LIFO charge or benefit in the quarter ended March 31, 2006.

Pursuant to fresh start accounting, as more fully discussed in Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, all inventory amounts at the Effective Date were stated at fair market value. Raw materials and Operating supplies and repairs and maintenance parts were recorded at published market prices including any location premiums. Finished products and Work in progress (“WIP”) were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and conversion efforts. As a result as reported in Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, inventories were increased by approximately $48.9 at the Effective Date.

Given the recent strength in demand for many types of fabricated aluminum products and primary aluminum, the Company has a larger volume of raw materials, WIP and finished goods than is its historical average, and the price for such goods that was reflected in the opening inventory balance at the Effective Date, given the application of fresh start accounting, is higher than long term historical averages. As such, with the inevitable ebb and flow of business cycles, non-cash LIFO charges will result when inventory levels drop and/or margins compress. Such adjustments could be material to results in future periods.

3.	Investment In and Advances To Unconsolidated Affiliate

See Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for summary financial information for Anglesey Aluminium Limited (“Anglesey”), a 49.0% owned unconsolidated aluminum company, which owns an aluminum smelter at Holyhead, Wales. The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold. The income tax effects of the Company’s equity in income are included in the Company’s income tax provision.

The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. For Anglesey to be able to operate past September 2009, when its current power contract expires, Anglesey will have to secure a new or alternative power contract at prices that make its operation viable. No assurances can be provided

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that Anglesey will be successful in this regard. In addition, given the potential for future shutdown and related costs, dividends from Anglesey have been suspended while Anglesey studies future cash requirements. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows: 2006 — $11.8, 2005 — $9.0, 2004 — $4.5, 2003 — $4.3 and 2002 — $6.0.

At March 31, 2007 and December 31, 2006, the receivables from Anglesey were none and $1.3.

As a result of fresh start accounting, the Company decreased its investment in Anglesey at the Effective Date by $11.6 (see Note 2 of Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). The $11.6 difference between the Company’s share of Anglesey’s equity and the investment amount reflected in the Company’s balance sheet is being amortized (included in Cost of products sold) over the period from July 2006 to September 2009, the end of the current power contract. The non-cash amortization was approximately $.9 for the quarter ended March 31, 2007.

In the first quarter of 2007, the Company recorded a $1.9 charge for share based equity compensation for employees of Anglesey who participate in its parent’s (“Rio Tinto”) employee share savings plan. Of the $1.9, $1.7 was recorded in Other operating (benefits) charges, net, with the balance, which is deemed to be the normal recurring quarterly expense, being recognized as a reduction in the equities in earnings of Anglesey for the quarter ended March 31, 2007. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, this transaction has been accounted for as a capital transaction of Anglesey. As a result, the Company increased its Additional capital for the quarter ended March 31, 2007 rather than adjust its Investment in and advances to unconsolidated affiliate.

4.	Conditional Asset Retirement Obligations

The Company has conditional asset retirement obligations (“CAROs”) at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) at certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, the retroactive application of FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Assets Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”) resulted in the Company recognizing, a Long term liability of approximately $2.5 at December 31, 2005.

The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the quarter ended March 31, 2007. The Company’s results for each of the quarters ended March 31, 2007 and 2006 included an incremental accretion of the estimated liability of $.1 (recorded in Cost of products sold). The estimated fair value of the CARO at March 31, 2007 was $3.0.

Anglesey (see Note 3) also recorded a CARO liability of approximately $15.0 in its financial statements as of December 31, 2005. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with US GAAP treatment. For the quarters ended March 31, 2007 and 2006, the Company adjusted its equity in earnings for Anglesey by $.2 and $.1, respectively, to reflect the impact of applying US GAAP with respect to the original Anglesey CARO liability. During the first quarter of 2007, based on a new surveyor’s report received in late March 2007 and new environment-related regulations enacted in Wales, Anglesey increased its CARO liability by approximately $9.0. The application of US GAAP to Anglesey’s CARO liability adjustment resulted in a non-cash charge of approximately $2.8 included in Other operating benefits (charges), net.

For purposes of the Company’s fair value estimates, a credit adjusted risk free rate of 7.5% was used.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

The major classes of property, plant, and equipment are as follows:

	March 31,	December 31,
	2007	2006

Land and improvements	$12.8	$12.8
Buildings	18.6	18.6
Machinery and equipment	94.4	92.3
Construction in progress	61.6	51.9

	187.4	175.6
Accumulated depreciation	(7.9)	(5.3)

Property, plant, and equipment, net	$179.5	$170.3

Approximately $54.4 of the Construction in progress at March 31, 2007, relates to the Company’s Spokane, Washington facility (see Note 9).

6.	Secured Debt and Credit Facilities

Long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006

Revolving Credit Facility	$—	$—
Term Loan Facility	50.0	50.0

Total	$50.0	$50.0

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

Concurrent with the execution of the Revolving Credit Facility, the Company also entered into a Term Loan and Guaranty Agreement with a group of lenders (the “Term Loan Facility”). The Term Loan Facility provides for a $50.0 term loan and is guaranteed by the Company and certain of its domestic operating subsidiaries. The Term Loan Facility was fully drawn on August 4, 2006. The Term Loan Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Term Loan Facility bear interest at a rate equal to either a premium over a base prime rate or LIBOR, at the Company’s option. At March 31, 2007, the average interest rate applicable to borrowings under the Term Loan Facility was 9.6%.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts owed under each of the Revolving Credit Facility and the Term Loan Facility may be accelerated upon the occurrence of various events of default set forth in each such agreement, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties.

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

At March 31, 2007, there were no borrowings outstanding under the Revolving Credit Facility, there were approximately $13.6 of outstanding letters of credit and there was $50.0 outstanding under the Term Loan Facility.

7.	Income Tax Matters

Tax Provision.  The provision for income taxes for the quarters ended March 31, 2007 and 2006 consisted of:

		Predecessor
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006
Domestic(1)	$11.2	$.9
Foreign	4.6	6.1

Total	$15.8	$7.0

(1)	For the quarter ended March 31, 2007, $11 was recorded on the balance sheet as an increase in Additional capital, see below.

Although the Company has between approximately $975 and $1,050 of tax attributes available to offset the impact of future income taxes, the Company does not meet the “more likely than not” criteria for recognition of such attributes primarily because the Company does not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance is first utilized to reduce intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. Therefore, despite the existence of such tax attributes, the Company expects to record a full statutory tax provision in future periods and, therefore, the benefit of any tax attributes realized will only affect future balance sheets and statements of cash flows. If the Company ultimately determines that it meets the “more likely than not” recognition criteria, the amount of net operating loss carryforwards (“NOLs”) and other deferred tax assets would be recorded on the balance sheet and would be recorded as an adjustment to Stockholders’ equity.

Foreign taxes primarily represent Canadian income taxes and United Kingdom income taxes in respect of the Company’s ownership in Anglesey.

The provision for income tax is based on an assumed effective rate for each applicable period.

Results of operations for discontinued operations are net of an income tax provision of $.2 for the quarter ended March 31, 2006.

Other.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s federal income tax return for the 2004 tax year is currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a material effect on its financial condition or results of operations. Certain past years are still subject to examination by taxing authorities. The last year examined by major jurisdiction is as follows: Canada- 1997; State and local- generally 1996. However, the use of NOLs in future periods could trigger review of attributes and other tax matters in years that are not otherwise subject to examination.

No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiaries at March 31, 2007. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

The Company recognizes interest accrued for unrecognized tax benefits and penalties in the income tax provision. During the quarter ended March 31, 2007, the Company recognized approximately $.5 in interest and penalties. The Company had approximately $5.0 and $4.5 accrued at March 31, 2007 and December 31, 2006, respectively, for interest and penalties. Additionally, deductions taken in the Company’s tax returns but not reflected in the Company’s financial statements were $14.7 and $14.6 at March 31, 2007 and December 31, 2006 respectively. No material amounts were paid in respect of such deductions during this quarter or are expected to turn in the next twelve months.

In connection with the sale of the Company’s interests in and related to Queensland Alumina Limited (“QAL”), the Company made payments totaling approximately $8.5 for alternative minimum tax (“AMT”) in the United States (approximately $8.0 of Federal AMT and approximately $.5 of state AMT). Such payments were made in the fourth quarter of 2005. Upon completion of the Company’s 2005 Federal income tax return, the Company determined that approximately $1.0 of AMT was overpaid and was refundable. The Company applied for the refund in the 2005 Federal income tax return filed in September 2006 and received the refund in October 2006. The Company believes that the remainder of the United States AMT amounts paid in respect of the sale of interests should, in accordance with the Intercompany Settlement Agreement entered into in connection with the Company’s chapter 11 bankruptcy, be reimbursed to the Company from the funds held by the liquidating trustee for the plan of liquidation of two former subsidiaries of the Company (Kaiser Alumina Australia Corporation and Kaiser Finance Corporation). A claim for reimbursement of $7.2 was made in January 2007. As the liquidating trust had not yet agreed to the claim at March 31, 2007, the Company did not record a receivable for the amount at March 31, 2007. In May 2007, the liquidating trust approved the claim and the Company received $7.2 from the liquidating trust for the amount which will be recorded as a gain in the second quarter of 2007.

8.	Employee Benefit and Incentive Plans

Equity Based Compensation.  During the quarter ended March 31, 2007, no awards were granted under the 2006 Equity and Performance Incentive Plan (the “Equity Incentive Plan”) and 756 non-vested common shares were cancelled having an immaterial impact on the expense. Non-cash compensation charges related to outstanding non-vested common shares and restricted stock units were approximately $2.0 during the quarter ended March 31, 2007.

In April 2007, the Company issued 54,381 non-vested common shares and granted 1,260 restricted stock units to executive officers and other key employees. The shares and restricted stock units are subject to a three year vesting requirement that lapses on April 3, 2010. Additionally, the Company granted to executive officers and other key employees options to purchase 25,137 of its common shares. The option awards vest ratably over three years and expire ten years from date of grant.

VEBA Update.  Under the Plan, the Union VEBA had rights to receive 11,439,900 common shares upon the Company’s emergence from chapter 11 bankruptcy. However, prior to the Company’s emergence, the Union VEBA sold its rights to approximately 2,630,000 shares and received net proceeds of approximately $81.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2007, 6,281,180 common shares were sold to the public by existing stockholders pursuant to a registered offering. The Company did not sell any shares in, and did not receive any proceeds from, the offering. The Union VEBA was one of the selling stockholders and, after the offering, now owns approximately 26.7% of the outstanding common shares. Of the 3,337,235 shares sold by the Union VEBA in the offering, 819,280 common shares were unable to be sold without the Company’s approval under an agreement restricting the Union VEBA’s ability to sell or otherwise transfer its common shares. However, during the first quarter of 2007, the Union VEBA received approval from the Company to include such shares in the offering.

The 819,280 previously restricted shares were treated as a reduction of stockholders’ equity (at the $24.02 per share reorganization value) in the December 31, 2006 balance sheet. As a result of the relief of the restrictions, during the first quarter of 2007: (i) the value of the 819,280 shares previously restricted was added to VEBA assets at the approximate $58.19 per share price realized by the Union VEBA in the offering (totaling $47.7); (ii) approximately $19.7 of the December 31, 2006 reduction in stockholders’ equity associated with the restricted shares (Common stock owned by Union VEBA subject to restrictions) was reversed and (iii) the difference between the two amounts (approximately $23, net of income taxes of $5) was credited to Additional capital.

The Company’s VEBA obligation is an annual variable cash contribution. The annual contribution to the Union VEBA and another VEBA for the benefit of salaried retirees (collectively, the VEBAs) will be 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable no later than 15 days following the date of filing of the Company’s Annual Report on Form 10-K. During the reorganization process, $49.7 of contributions were made to the VEBAs, of which $12.7 was available at December 31, 2006 to reduce post emergence payments that become due pursuant to the annual variable cash requirement. The $12.7 carryforward amount was reduced by $1.9, the amount of contribution calculated under the agreement for the period from July 1, 2006 to December 31, 2006 leaving $10.8 at March 31, 2007 available to reduce future annual variable cash payments.

Future payments of annual variable contributions will first be applied to reduce any individual VEBA obligations recorded in the Company’s balance sheet at that time. Any remaining amount of annual variable contributions in excess of recorded obligations will be recorded as a VEBA asset in the balance sheet. No accounting recognition has been accorded at this time to the $10.8 of excess pre-emergence VEBA contributions remaining at March 31, 2007.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost and Cash Flow and Charges.  The following tables present the components of net periodic pension benefits cost for the quarters ended March 31, 2007 and 2006:

		Predecessor
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006
VEBA:
Service cost	$.4	$—
Interest cost	3.9	—
Expected return on plan assets	(4.9)	—

	(.6)	—
Defined benefit pension plans (including service costs of $.3 in 2006)	—	.4
Defined contributions plans	2.9	2.2

	$2.3	$2.6

The following tables present the allocation of these charges:

		Predecessor
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006
Fabricated products segment	$1.9	$2.2
Corporate segment	.4	.4

	$2.3	$2.6

For all periods presented, substantially all of the Fabricated products segment’s related charges are in Cost of products sold with the balance being in Selling, administrative, research and development and general expense.

See Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for key assumptions with respect to the Company’s pension plans and key assumptions made in computing the net obligations of each VEBA.

9.	Commitments and Contingencies

Commitments.  The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 10), letters of credit and guarantees. They also have agreements to supply alumina to and to purchase aluminum from Anglesey (see Note 3). During the third quarter of 2005 and in August 2006, orders were placed for certain equipment and/or services intended to augment the heat treat and aerospace capabilities at the Trentwood facility in Spokane, Washington. The Company expects the total costs for such equipment and services to be approximately $105. Approximately $74 of such costs were incurred from inception of the Trentwood project through the first quarter of 2007. The balance is expected to be incurred primarily in the last three quarters of 2007.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A substantial portion of the Company’s pre-emergence obligations, primarily in respect of non-owned locations, was resolved by the chapter 11 proceedings. Based on the Company’s evaluation of the remaining environmental matters, the Company has environmental accruals totaling $8.2 at March 31, 2007. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $1.5 in the last three quarters of 2007, $1.7 in 2008, $1.1 in 2009, $2.9 in 2010 and $1.0 in 2011 and thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.3. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

Other Contingencies.  The Company and its subsidiaries are involved in various other claims, lawsuits, and proceedings relating to a wide variety of matters related to past or present operations. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Commitment and contingencies of the Predecessor are discussed in Note 16.

10.	Derivative Financial Instruments and Related Hedging Programs

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

As stated above, the Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)), and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer’s order. Total fabricated products shipments during the quarters ended March 31, 2006 and 2007 that contained fixed price terms were (in millions of pounds) 42.9 and 49.2, respectively.

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

At March 31, 2007, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last three quarters of 2007 and for the period 2008 through 2011 totaling approximately (in millions of pounds): 2007: 145.0, 2008: 96.0, 2009: 84.0, 2010: 85.0 and 2011: 77.0.

The following table summarizes the Company’s material derivative positions at March 31, 2007:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option purchase contracts	1/11 through 12/11	48.9	$4.0
Fixed priced purchase contracts	4/07 through 12/12	144.8	6.5
Fixed priced sales contracts	4/07 through 12/09	78.9	(7.1)

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm)	Value

Pounds Sterling —
Option sales contracts	4/07 through 12/07	31.5	$—
Fixed priced purchase contracts	4/07 through 12/07	31.5	6.9
Euro Dollars —
Fixed priced purchase contracts	4/07 through 1/08	1.3	.1

Notional
		Amount of	Carrying/
		Contracts	Market
Energy	Period	(mmbtu)	Value

Natural gas —
Fixed priced purchase contracts(a)	4/07 through 3/08	800,000	$.4

(a)	As of March 31, 2007, the Company’s exposure to increases in natural gas prices had been substantially limited for approximately 51% of the natural gas purchases for April 2007 through June 2007, approximately 18% of the natural gas purchases for July 2007 through September 2007 and 7% of natural gas purchases for October 2007 through December 2007.

The Company currently reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). Included in Net income for the first quarter of 2007 were realized losses of $1.9 and unrealized losses of $1.4. Included in Net income for the first quarter of 2006 were realized gains of $1.2 and unrealized gains of $4.2.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Statement Treatment.  In connection with the Company’s preparation of its December 31, 2005 financial statements, the Company concluded that its derivative financial instruments did not meet certain specific documentation criteria in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Accordingly, the Company restated its prior results for the quarters ended March 31, June 30 and September 30, 2005 and marked all of its derivatives to market in 2005. The change in accounting for derivative contracts was related to the form of the Company’s documentation. The Company determined that its hedging documentation did not meet the strict documentation standards established by SFAS No. 133. More specifically, the Company’s documentation did not comply with SFAS No. 133 in respect of the Company’s methods for testing and supporting that changes in the market value of the hedging transactions would correlate with fluctuations in the value of the forecasted transactions to which they relate. The Company had documented that the derivatives it was using would qualify for the “short cut” method whereby regular assessments of correlation would not be required. However, it ultimately concluded that, while the terms of the derivatives were essentially the same as the forecasted transaction, they were not identical and, therefore, the Company should have done certain mathematical computations to prove the ongoing correlation of changes in value of the hedge and the forecasted transaction. As a result, under SFAS No. 133, the Company “de-designated” its open derivative transactions and reflected fluctuations in the market value of such derivative transactions in its results each period rather than deferring the effects until the forecasted transactions (to which the hedges relate) occur.

The rules provide that, once de-designation has occurred, the Company can modify its documentation and re-designate the derivative transactions as “hedges” and, if appropriately documented, re-qualify the transactions for prospectively deferring changes in market fluctuations after such corrections are made. The Company is working to modify its documentation and to re-qualify its open derivative transactions for treatment as hedges. However, no assurances can be provided in this regard.

In general, when hedge (deferral) accounting is being applied, material fluctuations in other comprehensive income (“OCI”) and Stockholders’ equity will occur in periods of price volatility, despite the fact that the Company’s cash flow and earnings will be “fixed” to the extent hedged.

11.	Other Operating Benefits (Charges), Net

Other operating benefits (charges), net, for the quarters ended March 31, 2007 and 2006, was as follows:

		Predecessor
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006
Non-cash benefit resulting from settlement of a $5.0 claim by purchaser of the Gramercy, Louisiana alumina refinery (“Gramercy”) and the Company’s interest in Kaiser Jamaica Bauxite Company (“KJBC”) for payment of $.1 — Corporate	$4.9	$—
Post-emergence chapter 11-related items — Corporate (see below)	(1.8)	—
Non-cash charge resulting from Anglesey’s adjustment to increase CARO liability — Primary Aluminum (Note 4)	(2.8)	—
Non-cash charge related to additional share based compensation recorded by Anglesey — Primary Aluminum (Note 3)	(1.7)	—
Other	.2	—

	$(1.2)	$—

Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to the Company’s reorganization.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Segment and Geographical Area Information

The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey (see Note 3).

The Company’s continuing operations are organized and managed by product type and include two operating segments of the aluminum industry and the corporate segment. The aluminum industry segments include: Fabricated products and Primary aluminum. The Fabricated products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for automotive, aerospace and general engineering end-use applications. The Primary aluminum segment produces, through its investment in Anglesey, commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of the Company’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Business unit results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating benefits (charges), net.

Financial information by operating segment, excluding discontinued operations, for the quarters ended March 31, 2007 and 2006 is as follows:

		Predecessor
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006
Net Sales:
Fabricated Products	$338.0	$288.0
Primary Aluminum	54.2	48.3

	$392.2	$336.3

Segment Operating Income (Loss):
Fabricated Products(1)	$41.4	$45.0
Primary Aluminum	4.2	8.7
Corporate and Other	(12.1)	(9.7)
Other Operating Benefits (Charges), Net — Note 11	(1.2)	—

	$32.3	$44.0

(1)	Operating results for the quarter ended March 31, 2007 includes a LIFO inventory charge of $8.0.

		Predecessor
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006
Depreciation and Amortization:
Fabricated Products	$2.6	$4.7
Corporate and Other	—	.1

	$2.6	$4.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Predecessor
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006
Income Taxes Paid:
Fabricated Products —
United States	$—	$—
Canada	.3	.4

	$.3	$.4

PREDECESSOR

13.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Predecessor were prepared on a “going concern” basis in accordance with SOP 90-7, and do not include the impacts of the Plan such as adjustments relating to recorded asset amounts, the resolution of liabilities subject to compromise, and the cancellation of the interests of the Company’s pre-emergence stockholders.

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

Kaiser and 25 of its subsidiaries filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization under chapter 11 of the United States Bankruptcy Code; the Company and 16 of its subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. While in chapter 11, the Company and its subsidiaries continued to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court. The Original Debtors and the Additional Debtors are collectively referred to herein as the “Debtors”. For purposes of this Report the term “Filing Date” means with respect to any Debtor, the date on which such Debtor filed its chapter 11 proceeding.

On February 6, 2006, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, On May 11, 2006, the United States District Court for the District of Delaware entered an order affirming the Confirmation Order and adopting the Bankruptcy Court’s findings of fact and conclusions of law regarding confirmation of the Plan. On July 6, 2006, the Plan became effective and was substantially consummated, whereupon the Company emerged from chapter 11.

See Notes 2 and 14 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding reorganization proceedings.

Reorganization items are expense or income items that were incurred or realized by the Company because it was in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the reorganization proceedings, loss accruals or gains or losses resulting from activities

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the reorganization process, and interest earned on cash accumulated by the Debtors because they were not paying their pre-Filing Date liabilities. For the year ended December 31, 2006, reorganization items were as follows:

		Predecessor
	July 1, 2006		Quarter	Quarter
	through		Ended	Ended
	December 31,	July 1,	June 30,	March 31,
	2006	2006	2006	2006
Gain on plan implementation and fresh start	$—	$(3,110.3)	$—	$—
Professional fees	—	5.0	9.2	7.0
Interest income	—	—	(.7)	(.7)
Other	—	—	.1	.1

	$—	$(3,105.3)	$8.6	$6.4

15.	Discontinued Operations

As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Note 14 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company sold its interests in and related to Alumina Partners of Jamaica, Gramercy, Kaiser Jamaica Bauxite Company, Volta Aluminium Company Limited, and the Company’s Mead, Washington aluminum smelter and certain related property in 2004 and QAL in April 2005. All of the foregoing commodity assets are collectively referred to as the “Commodity Interests”. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Commodity Interests have been reported as discontinued operations in the accompanying financial statements.

During the first quarter of 2006, the Company received a $7.5 payment from an insurer in settlement of certain residual claims the Company had in respect of a 2000 incident at Gramercy (which was sold in 2004). This amount is included in Discontinued operations in the quarter ended March 31, 2006.

16.	Commitments and Contingencies

Impact of Reorganization Proceedings.  During the chapter 11 proceedings, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors was stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date were resolved pursuant to the Plan.

Pacific Northwest Power Matters.  As a part of the reorganization process, the Company rejected a contract with the BPA that provided power to fully operate the Trentwood facility, as well as approximately 40% of the combined capacity of the Company’s former Mead and Tacoma aluminum smelting operations, which had been curtailed since the last half of 2000. The BPA filed a proof of claim for approximately $75.0 in connection with the contract rejection. In June 2006, the Bankruptcy Court approved an agreement between the Company and the BPA which resolved the claim by granting the BPA an unsecured pre-petition claim totaling approximately $6.1 (i.e., $5.0 in addition to $1.1 of previously accrued pre-petition accounts payable). The Company recorded a non-cash charge for the incremental $5.0 amount in Discontinued operations in the second quarter of 2006. This claim was resolved as a part of the Plan and has no impact on the Successor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item should be read in conjunction with Part I, Item 1, of this Report.

This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Part I, Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of each discussion, non-run-rate items are items that, while they may recur from period to period, are (1) particularly material to results, (2) affect costs as a result of external market factors, and (3) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of the Company’s business and operating environment but are worthy of being highlighted for benefit of the users of the financial statements. The Company’s intent is to allow users of the financial statements to consider the Company’s results both in light of and separately from fluctuations in underlying metal prices.

Emergence from Reorganization Proceedings

As more fully discussed in Note 14 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, during the past four years, Kaiser Aluminum Corporation (“Kaiser”, “KAC”, the “Company”, “we” or “us”) and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code under the supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

Pursuant to the Second Amended Plan of Reorganization (the “Plan”), Kaiser and its subsidiaries which included all of the Company’s core fabricated products facilities and operations and a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns a smelter in the United Kingdom, emerged from chapter 11 on July 6, 2006 (hereinafter referred to as the “Effective Date”). Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated at June 30, 2006 approximately $4.4 billion) were addressed and resolved. Pursuant to the Plan, all of the equity interests of Kaiser’s pre-emergence stockholders were cancelled without consideration. Equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan. See Notes 2 and 14 of Notes to Consolidated Financial Statements included in the Company’s Annual Report Form 10-K for the year ended December 31, 2006 for additional information on Kaiser’s reorganization process and the Plan.

All financial statement information before July 1, 2006 relates to the Company before emergence from chapter 11 (sometimes referred to herein as the “Predecessor”). The Company after emergence is sometimes referred to herein as the “Successor”. As more fully discussed below, there will be a number of differences between the financial statements before and after emergence that will make comparisons of future and past financial information difficult and may make it more difficult to assess the Company’s future prospects based on historical performance.

The Company also made some changes to its accounting policies and procedures as part of the application of “fresh start” accounting as required by the American Institute of Certified Professional Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code and the

emergence process. In general, the Company’s accounting policies are the same as or similar to those historically used to prepare the Company’s financial statements. In certain cases, however, the Company adopted different accounting principles for, or applied methodologies differently to, its post emergence financial statement information. For instance, the Company changed its accounting methodologies with respect to inventory accounting. While the Company still accounts for inventories on a last-in, first-out (“LIFO”) basis after emergence, the Successor is applying LIFO differently than it did in the past. Specifically, the Company now views each quarter on a standalone basis for computing LIFO; in the past, the Predecessor recorded LIFO amounts with a view to the entire fiscal year, which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or second half of the year.

Results of Operations

The Company’s main line of business is the production and sale of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns and operates an aluminum smelter in Holyhead, Wales.

The Company’s emergence from chapter 11 and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. The table below provides selected operational and financial information on a consolidated basis (unaudited — in millions of dollars, except shipments and prices). The selected operational and financial information after the Effective Date are those of the Successor and are not comparable to those of the Predecessor. However, for purposes of this discussion (in the table below), the Successor’s results for the quarter ended March 31, 2007 are compared to the Predecessor’s results for the quarter ended March 31, 2006. Differences between periods due to fresh start accounting are explained when material.

The following data should be read in conjunction with the Company’s interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

		Predecessor
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2007	2006
Shipments (millions of lbs):
Fabricated Products	140.0	137.7
Primary Aluminum	39.1	39.1

	179.1	176.8

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.41	$2.09
Primary Aluminum(2)	$1.39	$1.20
Net Sales:
Fabricated Products	$338.0	$288.0
Primary Aluminum	54.2	48.3

Total Net Sales	$392.2	$336.3

Segment Operating Income (Loss):
Fabricated Products(3)(4)	$41.4	$45.0
Primary Aluminum(5)	4.2	8.7
Corporate and Other	(12.1)	(9.7)
Other Operating Benefits (Charges), Net(6)	(1.2)	—

Total Operating Income	$32.3	$44.0

Discontinued Operations	$—	$7.3

Net Income	$17.1	$38.4

Capital Expenditures	$7.4	$10.6

(1)	Average realized prices for the Company’s Fabricated products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Average realized prices for the Company’s Primary aluminum segment exclude hedging revenues.

(3)	Fabricated products segment operating results for the quarter ended March 31, 2007 include a non-cash LIFO inventory charge of $8.0 million and metal gains of approximately $5.2 million. Operating results for the quarter ended March 31, 2006 include metal gains of approximately $9.3 million. There were no LIFO charges or benefits in the quarter ended March 31, 2006.

(4)	Fabricated products segment includes non-cash mark-to-market gains (losses) on natural gas hedging activities totaling $2.7 million and $(.5) million in the quarters ended March 31, 2007 and 2006, respectively. For further discussion regarding mark-to-market matters, see Note 10 of Notes to Interim Consolidated Financial Statements.

(5)	Primary aluminum segment includes non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $(2.2) million and $3.3 million and on foreign currency derivatives totaling $(1.8) million and $1.4 million in the quarters ended March 31, 2007 and 2006, respectively. For further discussion regarding mark-to-market matters, see Note 10 of Notes to Interim Consolidated Financial Statements.

(6)	See Note 11 of Notes to Interim Consolidated Financial Statements for a discussion of the components of Other operating benefits (charges), net and the business segment to which the items relate.

Overview

Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the markets in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. During 2006 and the first quarter of 2007, the demand for aerospace and defense applications in which we participate was strong, resulting in higher shipments and improved margins. However, automotive and other ground transportation build rates and overall US industrial demand softened in the fourth quarter of 2006 and the first quarter of 2007, and this contributed to softer demand for our products for ground transportation and other industrial applications.

Changes in primary aluminum prices also affect our primary aluminum segment and expected earnings under any firm price fabricated products contracts. However, the impacts of such changes are generally offset by each other or by primary aluminum hedges. Our operating results are also, albeit to a lesser degree, sensitive to changes in prices for power and natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of the possible impacts of the reorganization on our sensitivity to changes in market conditions, see Item 3. “Quantitative and Qualitative Disclosures About Market Risks, Sensitivity.”

During the quarter ended March 31, 2007, the average London Metal Exchange, or LME, transaction price per pound of primary aluminum was $1.27. During the quarter ended March 31, 2006, the average LME price per pound for primary aluminum was $1.10. At April 30, 2007, the LME price was approximately $1.28 per pound.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Summary.  The Company reported net income of $17.1 million for the quarter ended March 31, 2007, compared to net income of $38.4 million for the quarter ended March 31, 2006. Both quarters include a number of non-run-rate items that accounted for approximately $20 million of adverse change in the first quarter of 2007 as compared to the same period of 2006. These non-run-rate items are more fully explained in the section below.

Net sales in the quarter ended March 31, 2007 totaled $392.2 million compared to $336.3 in the quarter ended March 31, 2006. As more fully discussed below, the increase in revenues is primarily the result of the increase in the market price for primary aluminum. Such increases do not necessarily directly translate to increased profitability because (a) a substantial portion of the business conducted by the Fabricated products segment passes primary aluminum prices on directly to customers and (b) the Company’s hedging activities, while limiting the Company’s risk of losses, may limit the Company’s ability to participate in price increases. In addition to higher underlying metal prices, the increase in revenues is partly due to favorable product mix and value-added pricing in fabricated products.

Fabricated Aluminum Products.  Net sales of fabricated products increased by 17% to $338.0 million for the first quarter of 2007 as compared to the same period in 2006, primarily due to a 15% increase in average realized prices and a 2% increase in shipments. The increase in the average realized prices primarily reflects the pass-through to customers of higher underlying primary aluminum prices, a favorable product mix, and improved value-added pricing. Strong shipments for aerospace and defense applications were largely offset by lower shipments for ground transportation and other industrial applications as compared to the first quarter of 2006. The increased shipments for aerospace and defense applications reflect the strong demand for such products. Incremental heat treat furnace capacity, primarily resulting from the completion of the first and second phases of our $105 million Trentwood expansion project, also contributed to the fifth consecutive quarterly increase in heat treat plate shipments.

Operating income for the first quarter of 2007 of $41.4 million was approximately $3.6 million less than the same period in the prior year. Operating income for the first quarter of 2007 included a favorable impact of approximately $11.8 million from shipments, favorable mix, and stronger value-added pricing as compared to the prior year. This was partially offset by unfavorable cost performance and higher major maintenance expense. Energy costs improved slightly in the first quarter of 2007 as compared to the same period in 2006, and depreciation and amortization in the first quarter of 2007 was approximately $2.1 million lower than in the first quarter of 2006, primarily as a result of the adoption of fresh start accounting.

Both quarters include non-run-rate items. These items, which are listed below, had a combined approximately $.1 million adverse impact on the first quarter of 2007, which is approximately $8.9 million worse than the first quarter of 2006:

•	Metal gains in 2007 (before considering LIFO implications) of approximately $5.2 million, compared to approximately $9.3 million of metal gains in 2006.

•	A non-cash LIFO inventory charge of $8.0 million. There was no LIFO charge in 2006.

•	Mark-to-market gains on energy hedging in 2007 were approximately $2.7 million compared to a $.5 mark-to-market loss in 2006.

Segment operating results for the first quarters of 2007 and 2006 include gains on intercompany hedging activities with the primary aluminum segment totaling $10.3 million for 2007 and $11.5 million for 2006. These amounts eliminate in consolidation.

Primary Aluminum.  During the first quarter of 2007, third party net sales of primary aluminum increased 12% compared to the same period in 2006. The increase was almost entirely attributable to the increases in average realized primary aluminum prices.

The following table recaps (in millions of dollars) the major components of segment operating results for the current period as compared to the prior year period as well as the primary factors leading to such differences. Many of such factors indicated are subject to significant fluctuation from period to period and are largely impacted by items outside management’s control. See Part  I, Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

	1Q07 vs. 1Q06
	Operating	Better
Component	Income	(Worse)	Primary Factor

Sales of production from Anglesey	$16	$1	Market price for primary aluminum
Internal hedging with Fabricated Products	(10)	1	Eliminates in consolidation
Derivative settlements	2	2	Impacted by positions and market prices
Mark-to-market on derivative instruments	(4)	(9)	Impacted by positions and market prices

	$4	$(5)

The improvement in Anglesey-related results in the first quarter of 2007 over the comparable 2006 period was driven primarily by increases in primary aluminum market prices. The Anglesey-related results also reflect an adverse impact of approximately $2 million due to unfavorable changes in the foreign currency exchange rate (Pound Sterling) in the first quarter of 2007 as compared to the prior year quarter, however, there was an offsetting realized hedging gain (included in “derivative settlements” above) from Pound Sterling derivative transactions that settled in the first quarter of 2007. Additionally, contractual pricing for alumina contributed to higher costs in the first quarter of 2007 than in the prior year quarter. The non-run-rate mark-to-market gains/losses on derivative instruments are related to metal and currency derivative transactions.

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

In addition, given the potential for future shutdown and related costs, dividends from Anglesey have been temporarily suspended while Anglesey studies future cash requirements. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows (in millions of dollars): 2006 — $11.8, 2005 — $9.0, 2004 — $4.5, 2003 — $4.3 and 2002 — $6.0. Should the temporary suspension of dividends continue for a prolonged period or become permanent, we will have to consider whether it is appropriate to continue to recognize our equity share in Anglesey’s earnings.

Primary aluminum operating results for the first quarter of 2007, discussed above, exclude non-cash charges of $2.8 million resulting from Anglesey’s adjustment to increase its conditional asset retirement obligations and $1.7 million related to additional share based compensation which are included in Other operating (benefits) charges, net (see Note 11 of Notes to Interim Consolidated Financial Statements).

Corporate and Other.  Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments.

Corporate operating expenses for the first quarter of 2007 were approximately $2.4 million higher than for the same period in 2006. Of this increase, salary expense and incentive compensation accruals were approximately $3.9 million higher in the first quarter of 2007 than in the first quarter of 2006, including the $2.0 million non-cash charge associated with equity compensation as more fully discussed in Note 8 of Notes to Interim Consolidated Financial Statements. The remaining change in the first quarter of 2007 reflects lower preparation costs related to the Sarbanes-Oxley Act of 2002, or SOX and lower costs related to the movement toward a post-emergence structure.

Corporate operating results for the first quarter of 2007, discussed above, exclude a non-cash benefit of approximately $4.9 million resulting from the settlement of a claim by the purchaser of the Company’s former Gramercy, Louisiana Alumina facility and its interest in Kaiser Jamaica Bauxite Company, offset by approximately $1.8 million of post emergence chapter 11-related items (see Note 11 of Notes to Interim Consolidated Financial Statements).

Discontinued Operations.  Operating results from discontinued operations for the first quarter of 2006 consist of a $7.5 million payment from an insurer for certain residual claims we had in respect of the 2000 incident at the Company’s former Gramercy, Louisiana alumina facility, which was sold in 2004.

Liquidity and Capital Resources

As a result of the filing of the chapter 11 bankruptcy proceedings, claims against Kaiser and its subsidiaries that filed such proceedings for principal and accrued interest on secured and unsecured indebtedness existing on their filing dates were stayed while those entities continued business operations as debtors-in-possession, subject to the control and supervision of the Bankruptcy Court. See Note 13 of Notes to Interim Consolidated Financial Statements for additional discussion of the chapter 11 bankruptcy proceedings.

Operating Activities.  In the first quarter of 2007, Fabricated products operating activities of the Successor provided approximately $22 million of cash. This amount compares with the first quarter of 2006 when fabricated operating activities of the Predecessor used approximately $6 million of cash. Cash provided in the first quarter of 2007 was primarily due to improved operating results offset in part by increased working capital. The increase in working capital in the first quarter of 2007 is primarily due to a decrease in accounts payable. Cash used in the first quarter of 2006 was primarily due to increased working capital offset by improved operating results. The foregoing analysis of Fabricated products cash flow excludes consideration of pension and retiree cash payments made on behalf of current and former employees of the Fabricated products facilities. Such amounts are part of the “legacy” costs that we internally categorize as a corporate cash outflow. See “— Corporate and Other Operating Activities” below.

In the first quarter of 2007, operating activities of the Successor provided approximately $3 million of cash attributable to the Company’s interest in and related to Anglesey. This compares to the first quarter of 2006 when the operating activities of the Predecessor provided approximately $10 million of cash.

Corporate and Other Operating Activities.  Corporate and other operating activities of the Successor (including all “legacy” costs) used approximately $16 million of cash during the first quarter of 2007. Corporate and other operating activities of the Predecessor used approximately $14 million cash in the first quarter of 2006. Cash outflows from corporate and other operating activities in the first quarters of 2007 and 2006 included: (1) approximately $1 million and $6 million, respectively, in respect of retiree medical obligations and, in 2006, funding of two voluntary employee beneficiary associations (“VEBAs”), (2) payments for reorganization costs of approximately $7 million and $4 million, respectively, and (3) payments in respect of general and administrative costs totaling approximately $7 million, and $8 million, respectively.

Discontinued Operations Activities.  In the first quarter of 2006, discontinued operation activities of the Predecessor provided $8 million of cash which consisted of the proceeds from an $8 million payment from an insurer discussed above.

Investing Activities.  Total capital expenditures for Fabricated products were $7.4 million and $10 million for the quarters ended March 31, 2007 and 2006, respectively. Total capital expenditures for Fabricated products are currently expected to be in the $60 million to $70 million range for the full year 2007. The majority of this amount will be related to the $105 million capital spending project at our Spokane, Washington facility (Trentwood) which will enable us to supply heavy gauge heat treat stretched plate to the aerospace and general engineering markets. The remaining capital spending in 2007 will be spread among all manufacturing locations on projects expected to reduce operating costs, improve product quality or increase capacity.

While no other individual project of significant size has been committed at this time, we continue to consider more sizable capital expenditures (in addition to the projected range for 2007 noted above) for projects intended to generate incremental cost efficiencies or enhance commercial operations. Such costs would likely be incurred during 2007 and 2008. However, no assurances can be provided as to the timing or success of any such expenditures.

The level of capital expenditures may be adjusted from time to time depending on our business plans, price outlook for metal and other products, our ability to maintain adequate liquidity and other factors.

Financing Facilities and Liquidity.  On the Effective Date, we entered into a new senior secured revolving credit agreement with a group of lenders providing for a $200 million revolving credit facility of which up to a maximum of $60 million may be utilized for letters of credit. Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $200 million and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. The revolving credit facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275 million.

Concurrent with the execution of the revolving credit facility, we entered into a term loan facility with a group of lenders that provides for a $50 million term loan and is guaranteed by certain of our domestic operating subsidiaries. The term loan facility was fully drawn on August 4, 2006. The term loan facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the term loan facility bear interest at a rate equal to either a premium over a base prime rate or LIBOR, at our option.

Amounts owed under each of the revolving credit facility and the term loan facility may be accelerated upon the occurrence of various events of default set forth in each such agreement, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth in each agreement.

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

We currently believe that the cash and cash equivalents, cash flows from operations and cash available under the revolving credit facility will provide sufficient working capital to allow us to meet our obligations for at least the next twelve months. At April 30, 2007, there were no borrowings outstanding under the revolving credit facility, there were approximately $13.6 million of outstanding letters of credit under the revolving credit facility and there was $50 million outstanding under the term loan facility.

Commitments and Contingencies.  We are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $8.2 million at March 31, 2007. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.3 million.

We have been working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington relating to the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility. In early 2007, we received a letter from the regulatory authorities confirming that their investigation had been closed.

Capital Structure.

Successor:  On the Effective Date, pursuant to the Plan, all equity interests in Kaiser outstanding immediately prior to such date were cancelled without consideration and 20,000,000 new shares of common stock were issued to a third-party disbursing agent for distribution in accordance with our Plan. As we discussed in Note 6 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, there are restrictions on the transfer of common stock. In addition, under the revolving credit facility and the term loan facility, there are restrictions on our ability to repurchase shares of our common stock and our ability to pay dividends.

Predecessor:  Prior to the Effective Date, MAXXAM Inc. and one of its wholly owned subsidiaries collectively owned approximately 63% of our common stock, with the remaining approximately 37% being publicly held. However, as discussed in Note 14 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, pursuant to our Plan, all of the pre-emergence equity interests in Kaiser were cancelled without consideration on July 6, 2006, upon our emergence from chapter 11 bankruptcy.

Other Matters

Income Tax Matters.  Although we have between approximately $975 million and $1,050 million of tax attributes available to offset the impact of future income taxes, we do not yet meet the “more likely than not” criteria for recognition of such attributes primarily because we do not have sufficient history of paying taxes. As such, we have recorded a full valuation allowance against the amount of tax attributes available and no deferred tax assets are recognized in our balance sheet. See Note 6 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of these and other income tax matters.

New Accounting Pronouncement

The section “New Accounting Pronouncement” from Note 1 of Notes to Interim Consolidated Financial Statements is incorporated herein by reference.

Critical Accounting Policies

Critical accounting policies fall into two broad categories. The first type of critical accounting policies includes those that are relatively straightforward in their application, but which can have a significant impact on the reported balances and operating results (such as revenue recognition policies, inventory accounting methods, etc.). The first type of critical accounting policies is outlined in Note 1 of Notes to Consolidated Financial Statements

included in our Annual Report on Form 10-K for the year ended December 31, 2006 and is not addressed below. The second type of critical accounting policies includes those that are both very important to the portrayal of our financial condition and results, and require management’s most difficult, subjective and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies after emergence from chapter 11 bankruptcy are, in some cases, different from those before emergence (as many of the significant judgments affecting the financial statements related to matters or items directly a result of the chapter 11 bankruptcy or related to liabilities that were resolved pursuant to our Plan). See the Notes to Interim Consolidated Financial Statements for discussion of possible differences.

While we believe that all aspects of our financial statements should be studied and understood in assessing our current (and expected future) financial condition and results, we believe that the accounting policies that warrant additional attention include:

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

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under accounting principles generally accepted in the United States of America (“GAAP”),companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount (or a range) of possible loss is “estimatable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a “probable” loss and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter. Further, in estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such event, GAAP require that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

3. Our judgments and estimates in respect of the VEBAs.

The VEBA obligations included in our consolidated financial statements are based on assumptions that are subject to variation from year-to-year. Such variations could have caused our estimate of such obligations to vary significantly.

The most significant assumptions used in determining the estimated year-end obligations were the assumed discount rate, long-term rate of return (“LTRR”) and the assumptions regarding future medical cost increases. Since recorded obligations represent the present value of expected postretirement benefit payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligations to decline. The LTRR on plan assets reflects an assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plans). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy postretirement obligations to increase, yielding a reduced net expense in respect of these obligations. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy postretirement obligations and, thus, cause the net expense in respect of these obligations to increase. As the assumed rate of increase in medical costs went up, so did the net projected obligation. Conversely, if the rate of increase was assumed to be smaller, the projected obligation declined.

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

See Note 9 of Notes to Interim Consolidated Financial Statements for additional information in respect of environmental contingencies.

5. Our judgments and estimates in respect of conditional asset retirement obligations.

Companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under current accounting guidelines, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. As more fully discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we have evaluated our exposures to CAROs and determined that we have CAROs at several of our facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older facilities if such facilities were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, we recorded an estimated CARO liability of approximately $2.7 million at December 31, 2005 and such amount will increase substantially over time.

The estimation of CAROs is subject to a number of inherent uncertainties including: (1) the timing of when any such CARO may be incurred, (2) the ability to accurately identify all materials that may require special handling or treatment, (3) the ability to reasonably estimate the total incremental special handling and other costs, (4) the ability to assess the relative probability of different scenarios which could give rise to a CARO, and (5) other factors outside a company’s control including changes in regulations, costs and interest rates. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments and probable scenarios we considered, which could, in turn, have a material impact on our future financial statements. For example, the Company recorded an additional CARO for Anglesey in the first quarter of 2007 as a result of new environmental regulations and a change in Anglesey’s assessment of its obligations.

6. Recoverability of recorded asset values.

Under GAAP, assets to be held and used are evaluated for recoverability differently than assets to be sold or disposed of. Assets to be held and used are evaluated based on their expected undiscounted future net cash flows. So long as we reasonably expect that such undiscounted future net cash flows for each asset will exceed the recorded value of the asset being evaluated, no impairment is required. However, if plans to sell or dispose of an asset or group of assets meet a number of specific criteria, then, under GAAP, such assets should be considered held for sale or disposition and their recoverability should be evaluated, based on expected consideration to be received upon sale or disposition. Sales or dispositions at a particular time will be affected by, among other things, the existing industry and general economic circumstances as well as our own circumstances, including whether or not assets will (or must) be sold on an accelerated or more extended timetable. Such circumstances may cause the expected value in a sale or disposition scenario to differ materially from the realizable value over the normal operating life of assets, which would likely be evaluated on long-term industry trends.

Given the potential for future shutdown and related costs, dividends from Anglesey have been temporarily suspended while Anglesey studies future cash requirements. Should the temporary suspension of dividends continue for a prolonged period or become permanent, we will have to consider whether it is appropriate to continue to recognize our equity share in Anglesey’s earnings and/or whether the value of our investment in Anglesey has been impaired.

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

In accordance with GAAP, financial statements for interim periods include an income tax provision based on the effective tax rate expected to be incurred in the current year. Accordingly, estimates and judgments are made (by taxable jurisdiction) as to the amount of taxable income that may be generated, the availability of deductions and credits expected and the availability of net operating loss carry forwards or other tax attributes to offset taxable income. Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and many other items. However, if among other things, (1) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report, (2) income is distributed differently than expected among tax jurisdictions, (3) one or more material events or transactions occur which were not contemplated, (4) other uncontemplated transactions occur, or (5) certain expected deductions, credits or carry forwards are not available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 7 of Notes to Interim Consolidated Financial Statements for additional discussion of these matters.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations at March 31, 2007 (dollars in millions):

		Payments Due by Period
		Less Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$50.0	$—	$—	$50.0	$—
Operating leases	9.3	3.0	4.5	1.7	.1

Total cash contractual obligations(1)(2)	$59.3	$3.0	$4.5	$51.7	$.1

(1)	Total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “— Off Balance Sheet and Other Arrangements” below for a summary of possible annual variable cash contribution amounts at various levels of earnings and cash expenditures.

(2)	At March 31, 2007, the Company had uncertain tax positions which ultimately could result in a tax payment (see Note 7 of Notes to Interim Consolidated Financial Statements).

Off-Balance Sheet and Other Arrangements

As of March 31, 2007, outstanding letters of credit under our revolving credit facility were approximately $13.6 million, substantially all of which expire within approximately twelve months. The letters of credit relate primarily to insurance, environmental and other activities.

We have agreements to supply alumina to and to purchase aluminum from Anglesey. Both the alumina sales agreement and primary aluminum purchase agreement are tied to primary aluminum prices.

Our employee benefit plans include the following:

•	We are obligated to make monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steelworkers (“USW”) and certain other unions at six of our production facilities. This obligation came into existence in December 2006 for three of our production facilities upon the termination of four defined benefit plans. The arrangement for the other three locations came into existence during the first quarter of 2005. We currently estimate that contributions will range from $1 million to $3 million per year.

•	We have a defined contribution 401(k) savings plan for hourly bargaining unit employees at five of our production facilities. We will be required to make contributions to this plan for active bargaining unit employees at these production facilities that will range from $800 to $2,400 per employee per year, depending on the employee’s age. This arrangement came into existence in December 2004 for three production facilities upon the termination of three defined benefit plans. The arrangement for the other two locations came into existence during December 2006. We currently estimate that contributions to such plans will range from $1 million to $3 million per year.

•	We have a defined benefit plan for our salaried employees at our production facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. In addition, we have a defined benefit pension plan for one inactive operation with three remaining former employees covered by that plan.

•	We have a defined contribution savings plan for salaried and non-bargaining unit hourly employees providing for a match of certain contributions made by employees plus a contribution of between 2% and 10% of their compensation depending on their age and years of service. We currently estimate that contributions to such plans will range from $1 million to $3 million per year.

•	We have a non-qualified defined contribution restoration plan for key employees who would otherwise suffer a loss of benefits under our defined contribution savings plan as a result of the limitations by the Internal Revenue Code.

•	We have an annual variable cash contribution to the VEBAs. The amount to be contributed to the VEBAs will be 10% of the first $20 million of annual cash flow (as defined; but generally, earnings before interest, taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20 million. Such annual payments may not exceed $20 million and are also limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50 million. Such amounts are determined on an annual basis and payable no later than 15 days following the date of filing of the Company’s Annual Report on Form 10-K. However, we have the ability to offset amounts that would otherwise be due to the VEBAs with approximately $10.8 million of excess contributions remaining at March 31, 2007 which were made to the VEBAs prior to the July 6, 2006 effective date of our Plan.

The following table shows (in millions of dollars) the estimated amount of variable VEBA payments that would occur at differing levels of earnings before depreciation, interest, income taxes (“EBITDA”) and cash payments in respect of, among other items, interest, income taxes and capital expenditures. The table below does not consider the liquidity limitation, the $10.8 million of advances remaining at March 31, 2007 available to offset VEBA obligations as they become due and certain other factors that could impact the amount of variable VEBA payments due and, therefore, should be considered only for illustrative purposes.

	Cash Payments for
	Capital Expenditures, Income Taxes, Interest Expense, etc.
EBITDA	$25.0	$50.0	$75.0	$100.0

$20.0	$—	$—	$—	$—
40.0	1.5	—	—	—
60.0	5.0	1.0	—	—
80.0	9.0	4.0	.5	—
100.0	13.0	8.0	3.0	—
120.0	17.0	12.0	7.0	2.0
140.0	20.0	16.0	11.0	6.0
160.0	20.0	20.0	15.0	10.0
180.0	20.0	20.0	19.0	14.0
200.0	20.0	20.0	20.0	18.0

•	We have a short term incentive compensation plan for management payable in cash which is based primarily on earnings, adjusted for certain safety and performance factors. Most of our production facilities have similar programs for both hourly and salaried employees.

•	We have a stock-based long-term incentive plan for key managers. As more fully discussed in Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2006, an initial, emergence-related award was made under this program in the second half of 2006. Awards were also made in April 2007 and additional awards are expected to be made in future years.

During the third quarter of 2005 and in August 2006, we placed orders for certain equipment and/or services intended to augment our heat treat and aerospace capabilities at our Trentwood facility in Spokane, Washington. We expect the total costs related to these orders to be approximately $105 million. Of such amount, approximately $74 million was incurred from inception of the Trentwood project through the first quarter of 2007. The balance is expected to be incurred primarily in the last three quarters of 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 10 of Notes to Interim Consolidated Financial Statements, we historically have utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates.

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

Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es) ) and to pass metal price risk on to its customers. However, in certain instances we do enter into firm price arrangements. In such instances, we do have price risk on anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the quarter ended March 31, 2006 and 2007 for which we had price risk were (in millions of pounds) 42.9 and 49.2, respectively.

During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk was at least as much as our net exposure to primary aluminum price risk at Anglesey. As such, we consider our access to Anglesey production overall to be a “natural” hedge against any fabricated products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, we may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At March 31, 2007, the fabricated products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the last three quarters of 2007 and for the period 2008 through 2011 totaling approximately (in millions of pounds): 2007, 145; 2008, 96; 2009, 84; 2010, 85; and 2011, 77.

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

We from time to time in the ordinary course of business enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of March 31, 2007, we had fixed price purchase contracts which limit our exposure to increases in natural gas prices for approximately 51% of the natural gas purchases from April 2007 through June 2007, 18% of natural gas purchases from July 2007 through September 2007 and 7% of natural gas purchases from October 2007 through December 2007.

Item 4T.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

As part of the final reporting and closing process relating to the preparation of the December 31, 2005 financial statements, we concluded that our controls and procedures were not effective as of December 31, 2005 because a material weakness in internal control over financial reporting existed relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This matter is fully discussed in Note 10 of Notes to Interim Consolidated Financial Statements.

Having identified this matter prior to the end of the first quarter of 2006, we changed our accounting for derivative instruments from hedge treatment to mark-to-market treatment in our financial statements for first quarter of 2006 and subsequent periods in order to comply with GAAP. While this change in our accounting for derivative instruments technically resolves the material weakness from a GAAP perspective, the Company believes that hedge accounting treatment is more desirable than mark-to-market accounting treatment and, accordingly, the Company will not, from its own perspective, consider this matter to be fully remediated until it requalifies its derivatives for hedge accounting treatment under GAAP.

Changes in Internal Controls Over Financial Reporting.  We did not have any changes in our internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Part I, Item 3, “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for information concerning material legal proceedings with respect to the Company.

Item 1A.	Risk Factors.

Reference is made to Part I, Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for information concerning risk factors. There has been no material changes in the risk factors since December 31, 2006.

Item 6.	Exhibits

10.1	Summary of the Kaiser Aluminum Fabricated Products 2007 Short Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated as of March 30, 2007, filed by the Company, File No. 0-52105).
10.2	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated as of March 30, 2007, filed by the Company, File No. 0-52105).
10.3	Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K, dated as of March 30, 2007, filed by the Company, File No. 0-52105).
*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Joseph P. Bellino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Joseph P. Bellino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Kaiser Aluminum Corporation

/s/  Joseph P. Bellino
Joseph P. Bellino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Lynton J. Rowsell
Lynton J. Rowsell
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 15, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Summary of the Kaiser Aluminum Fabricated Products 2007 Short Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated as of March 30, 2007, filed by the Company, File No. 0-52105).
10.2	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated as of March 30, 2007, filed by the Company, File No. 0-52105).
10.3	Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K, dated as of March 30, 2007, filed by the Company, File No. 0-52105).
*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Joseph P. Bellino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Joseph P. Bellino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.