Form 10-Q
period 2007-06-30
KAISER ALUMINUM CORP
filed 2007-08-14
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 20,583,279 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In millions of dollars, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$70.9	$50.0
Receivables:
Trade, less allowance for doubtful receivables of $2.0 at both periods	116.7	98.4
Due from affiliate	—	1.3
Other	7.0	6.3
Inventories	194.0	188.1
Prepaid expenses and other current assets	20.4	40.8

Total current assets	409.0	384.9
Investment in and advances to unconsolidated affiliate	38.6	18.6
Property, plant, and equipment — net	193.6	170.3
Net assets in respect of VEBAs	89.6	40.7
Other assets	42.7	40.9

Total	$773.5	$655.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65.3	$73.2
Accrued interest	.6	.7
Accrued salaries, wages, and related expenses	36.1	39.4
Other accrued liabilities	39.6	46.9
Payable to affiliate	19.2	16.2

Total current liabilities	160.8	176.4
Long-term liabilities	62.8	58.3
Long-term debt	50.0	50.0

	273.6	284.7
Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01, authorized 45,000,000 shares; issued 20,590,443 shares and 20,525,660 shares at June 30, 2007 and December 31, 2006, respectively	.2	.2
Additional capital	547.4	487.5
Retained earnings	78.0	26.2
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 5,472,665 shares and 6,291,945 shares at June 30, 2007 and December 31, 2006, respectively	(131.4)	(151.1)
Accumulated other comprehensive income	6.0	7.9
Treasury stock, at cost, 3,862 shares at June 30, 2007	(.3)	—

Total stockholders’ equity	499.9	370.7

Total	$773.5	$655.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Predecessor		Predecessor
	2007	2006	2007	2006
	(Unaudited)
	(In millions of dollars, except share and per share amounts)

Net sales	$385.1	$353.5	$777.3	$689.8

Costs and expenses:
Cost of products sold	314.0	324.2	651.1	596.4
Depreciation and amortization	2.7	5.0	5.3	9.8
Selling, administrative, research and development, and general	19.2	15.0	38.2	30.3
Other operating (benefits) charges, net	(13.5)	.9	(12.3)	.9

Total costs and expenses	322.4	345.1	682.3	637.4

Operating income	62.7	8.4	95.0	52.4
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $23.7 and $47.4 for the quarter and six month periods ended June 30, 2006, respectively)	(.6)	—	(1.2)	(.8)
Reorganization items	—	(8.6)	—	(15.0)
Other — net	1.1	(.1)	2.3	1.2

Income (loss) before income taxes and discontinued operations	63.2	(.3)	96.1	37.8
(Provision) benefit for income taxes	(28.5)	.8	(44.3)	(6.2)

Income from continuing operations	34.7	.5	51.8	31.6
Income (loss) from discontinued operations, net of income taxes	—	(3.0)	—	4.3

Net income (loss)	$34.7	$(2.5)	$51.8	$35.9

Earnings per share — Basic:
Income from continuing operations	$1.73	$.01	$2.59	$.40

Income (loss) from discontinued operations	$—	$(.04)	$—	$.05

Net income (loss) per share	$1.73	$(.03)	$2.59	$.45

Earnings per share — Diluted (same as basic for Predecessor):
Income from continuing operations	$1.71		$2.56

Income (loss) from discontinued operations	$—		$—

Net income (loss) per share	$1.71		$2.56

Weighted average number of common shares outstanding (000):
Basic	20,013	79,672	20,007	79,672

Diluted	20,237	79,672	20,209	79,672

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

(Unaudited)
(In millions of dollars, except share amounts)
For the Six Months Ended June 30, 2007

				Common Stock
				Owned by
				Union VEBA	Accumulated
				Subject to	Other
	Common	Additional	Retained	Transfer	Comprehensive	Treasury
	Stock	Capital	Earnings	Restrictions	Income	Stock	Total

BALANCE, December 31, 2006	$.2	$487.5	$26.2	$(151.1)	$7.9	$—	$370.7
Net income	—	—	51.8	—	—	—	51.8
Foreign currency translation adjustment	—	—	—	—	(1.9)	—	(1.9)

Comprehensive income							49.9
Removal of transfer restrictions on 819,280 shares of common stock owned by Union VEBA, net of income taxes of $5.0	—	23.0	—	19.7	—	—	42.7
Recognition of pre-emergence tax benefits in accordance with fresh start accounting (including tax benefits of $21.2 for the quarter ended June 30, 2007)	—	32.2	—	—	—	—	32.2
Equity compensation recognized by an unconsolidated affiliate	—	.2	—	—	—	—	.2
Repurchase of 3,862 shares of common stock from former employee	—	—	—	—	—	(.3)	(.3)
Issuance of 3,877 shares of common stock to directors in lieu of annual retainer fees	—	.3	—	—	—	—	.3
Amortization of unearned equity compensation (including unearned equity compensation of $2.2 for the quarter ended June 30, 2007)	—	4.2	—	—	—	—	4.2

BALANCE, June 30, 2007	$.2	$547.4	$78.0	$(131.4)	$6.0	$(.3)	$499.9

For the Six Months Ended June 30, 2006
(Predecessor)

				Common Stock
				Owned by
				Union VEBA	Accumulated
			Retained	Subject to	Other
	Common	Additional	Earnings	Transfer	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Restrictions	Income (Loss)	Stock	Total

BALANCE, December 31, 2005	$.8	$538.0	$(3,671.2)	$—	$(8.8)	$—	$(3,141.2)
Net income (same as Comprehensive income)	—	—	35.9	—	—	—	35.9

BALANCE, June 30, 2006	$.8	$538.0	$(3,635.3)	$—	$(8.8)	$	$(3,105.3)

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30,
		Predecessor
	2007	2006
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$51.8	$35.9
Less income from discontinued operations	—	4.3

Income from continuing operations	51.8	31.6
Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operations:
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	32.2	—
Depreciation and amortization (including deferred financing costs of $.3 and $.9, respectively)	5.6	10.7
Deferred income taxes	.1	(.7)
Non-cash equity compensation	4.5	—
Net non-cash (benefits) charges in other operating charges and LIFO charges	(2.9)	21.7
Gain on sale of real estate	—	(1.6)
Equity in income of unconsolidated affiliate, net of distributions in 2006	(19.8)	(10.1)
Changes in assets and liabilities:
Increase in trade and other receivables	(17.7)	(18.3)
Increase in inventories, excluding LIFO adjustments	(7.9)	(29.5)
Decrease (increase) in prepaid expenses and other current assets	20.1	(14.5)
(Decrease) increase in accounts payable and accrued interest	(9.0)	4.7
(Decrease) increase in other accrued liabilities	(10.5)	.7
Increase in payable to affiliate	3.0	18.2
(Decrease) increase in accrued income taxes	(.1)	.2
Net cash impact of changes in long-term assets and liabilities	(.6)	(8.0)
Net cash provided by discontinued operations	—	8.5
Other	.1	—

Net cash provided by operating activities	48.9	13.6

Cash flows from investing activities:
Capital expenditures, net of accounts payable of $1.0 and $1.6, respectively	(27.7)	(28.1)
Net proceeds from sale of real estate	—	1.0

Net cash used by investing activities	(27.7)	(27.1)

Cash flows from financing activities:
Financing costs	—	(.2)
Repurchase of common stock	(.3)	—
Other	—	1.5

Net cash (used) provided by financing activities	(.3)	1.3

Net increase (decrease) in cash and cash equivalents during the period	20.9	(12.2)
Cash and cash equivalents at beginning of period	50.0	49.5

Cash and cash equivalents at end of period	$70.9	$37.3

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $1.7 and $1.0, respectively	$1.4	$—

Income taxes paid	$1.2	$1.2

Supplemental disclosure of non-cash transactions:
Removal of transfer restrictions on common stock owned by Union VEBA (Note 8)	$47.7	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
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

The Notes to Interim Consolidated Financial Statements are grouped into two categories: (1) those primarily affecting the Successor (Notes 1 through 14) and (2) those primarily affecting the Predecessor (Notes 15 through 18).

SUCCESSOR

1.	Summary of Significant Accounting Policies

This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation and Basis of Presentation.  The consolidated financial statements include the statements of Kaiser Aluminum Corporation (“Kaiser” or the “Company”) and its wholly owned subsidiaries. Investments in 50%-or-less-owned entities are accounted for primarily by the equity method. The only such affiliate at June 30, 2007 was Anglesey Aluminium Limited (“Anglesey”). Intercompany balances and transactions are eliminated.

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

Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Earnings per Share.  Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the applicable period. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the balance sheet as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic shares outstanding in the statement of income because such shares were irrevocably issued and have full dividend and voting rights.

Diluted earnings per share is computed by dividing earnings by the weighted average number of diluted common shares outstanding during the applicable period. The weighted average number of diluted shares includes the dilutive effect of the non-vested stock, restricted stock units and stock options granted during the periods from the dates of grant (see Note 12).

Restricted Cash.  Restricted cash totaled $25.2 at both June 30, 2007 and December 31, 2006, respectively. The restricted cash balances relate primarily to workers’ compensation and collateral for certain letters of credit.

New Accounting Pronouncements.  Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) was issued in September 2006 to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The standard is effective for fiscal periods beginning after November 15, 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year of adoption. The Company is still evaluating SFAS No. 157 but does not currently anticipate that the adoption of this standard will have a material impact on its financial statements.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”) was issued in February 2007 and will become effective for the Company on January 1, 2008. SFAS No. 159 permits entities the option to measure many financial instruments and certain other items at fair value. Unrealized gains and losses in respect of assets and liabilities for which the fair value option has been elected will be reported in earnings. Selection of the fair value option is irrevocable and can be applied on a partial basis, i.e., to some but not all similar financial assets or liabilities. The Company is currently evaluating what impact, if any, this pronouncement will have on its consolidated financial statements.

Significant accounting policies of the Predecessor are discussed in Note 15.

2.	Inventories

Substantially all product inventories are stated on a last-in, first-out (“LIFO”) basis, not in excess of market value. Replacement cost is not in excess of LIFO cost. Other inventories, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market value. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consist of the following:

	June 30,	December 31,
	2007	2006

Fabricated products —
Finished products	$55.8	$61.1
Work in process	83.1	72.8
Raw materials	42.7	42.0
Operating supplies and repairs and maintenance parts	12.4	12.1

	194.0	188.0
Commodities — Primary aluminum	—	.1

	$194.0	$188.1

As stated above, the Company determines cost for substantially all of its product inventories on a LIFO basis. All Predecessor LIFO layers were eliminated in connection with the application of fresh start accounting. The Successor applies LIFO differently than the Predecessor in that the Successor views each quarter on a standalone year to date basis for computing LIFO, whereas the Predecessor recorded LIFO amounts with a view to the entire fiscal year which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or the second half of the year. The Company recorded a net non-cash LIFO benefit (charge) of approximately $6.0 and $(2.0) during the quarter and six month periods ended June 30, 2007, respectively. The Company recorded a non-cash LIFO charge of approximately $21.7 during the quarter and six month periods ended June 30, 2006. These amounts are primarily a result of changes in metal prices and, in 2007, changes in inventory volumes.

Pursuant to fresh start accounting, as more fully discussed in Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, all inventory amounts at the Effective Date were stated at fair market value. Raw materials and Operating supplies and repairs and maintenance parts were recorded at published market prices including any location premiums. Finished products and Work in process (“WIP”) were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and conversion efforts. As a result, as reported in Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, inventories were increased by approximately $48.9 at the Effective Date.

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

3.	Investment In and Advances To Unconsolidated Affiliate

See Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for summary financial information for Anglesey, a 49.0% owned unconsolidated aluminum company, which owns an aluminum smelter at Holyhead, Wales. The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold. The income tax effects of the Company’s equity in income are included in the Company’s income tax provision.

The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. For Anglesey to be able to operate past September 2009, when its current power contract expires, Anglesey will have to secure a new or alternative power contract at prices that make its operation viable. No assurances can be provided

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that Anglesey will be successful in this regard. In addition, given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash available for future cash requirements, Anglesey removed the temporary suspension of dividends and declared a dividend in August 2007. The dividend is expected to be paid in the latter half of August 2007, of which approximately 2.3 million Pounds Sterling (or approximately $4.5) will be paid to the Company in respect of its ownership interests. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows: 2006 — $11.8, 2005 — $9.0, 2004 — $4.5, 2003 — $4.3 and 2002 — $6.0.

At June 30, 2007 and December 31, 2006, the receivables from Anglesey were none and $1.3, respectively.

As a result of fresh start accounting, the Company decreased its investment in Anglesey at the Effective Date by $11.6 (see Note 2 of Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). The $11.6 difference between the Company’s share of Anglesey’s equity and the investment amount reflected in the Company’s balance sheet is being amortized (included in Cost of products sold) over the period from July 2006 to September 2009, the end of the current power contract. The non-cash amortization was approximately $.9 and $1.8 for the quarter and six month periods ended June 30, 2007, respectively.

In the six months ended June 30, 2007, the Company recorded a $.2 charge for share-based equity compensation for employees of Anglesey who participate in the employee share savings plan of its parent (“Rio Tinto”). The $.2 has been recognized as a reduction in the equity in earnings of Anglesey for the six months ended June 30, 2007. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, this transaction has been accounted for as a capital transaction of Anglesey. As a result, the Company increased its Additional capital for the six months ended June 30, 2007 by $.2 rather than adjust its Investment in and advances to unconsolidated affiliate.

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

The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the six months ended June 30, 2007. The Company’s results for each of the six month periods ended June 30, 2007 and 2006 included an incremental accretion of the estimated liability of $.1 (recorded in Cost of products sold). The estimated fair value of the CARO at June 30, 2007 was $3.0.

Anglesey (see Note 3) also recorded a CARO liability of approximately $15.0 in its financial statements as of December 31, 2005. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with US GAAP treatment. The Company adjusted its equity in earnings for Anglesey for the quarters ended June 30, 2007 and 2006 by $.2 and $.1, respectively, and for the six month periods ended June 30, 2007 and 2006 by $.3 and $.3, respectively, to reflect the impact of applying US GAAP with respect to the Anglesey CARO liability. During the first quarter of 2007, based on a new surveyor’s report received in late March 2007 and new environment-related regulations enacted in Wales, Anglesey increased its CARO liability by approximately $9.0. The Company adjusted

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Anglesey’s recording of the incremental CARO to comply with US GAAP resulting in an additional Anglesey CARO liability of $2.8 being recognized by the Company. The net impact to the income statement for the six months ended June 30, 2007 was $.3 representing additional accretion and asset depreciation related to the incremental CARO.

For purposes of the Company’s fair value estimates, a credit adjusted risk free rate of 7.5% was used.

5.  Property, Plant and Equipment

The major classes of property, plant, and equipment are as follows:

	June 30,	December 31,
	2007	2006

Land and improvements	$12.8	$12.8
Buildings	18.6	18.6
Machinery and equipment	96.4	92.3
Construction in progress	76.4	51.9

	204.2	175.6
Accumulated depreciation	(10.6)	(5.3)

Property, plant, and equipment, net	$193.6	$170.3

Approximately $69.4 of the Construction in progress at June 30, 2007, relates to the Company’s Spokane, Washington facility (see Note 9).

6.	Secured Debt and Credit Facilities

Long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006

Revolving Credit Facility	$—	$—
Term Loan Facility	50.0	50.0

Total	$50.0	$50.0

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

Concurrent with the execution of the Revolving Credit Facility, the Company also entered into a Term Loan and Guaranty Agreement with a group of lenders (the “Term Loan Facility”). The Term Loan Facility provides for a $50.0 term loan and is guaranteed by the Company and certain of its domestic operating subsidiaries. The Term Loan Facility was fully drawn on August 4, 2006. The Term Loan Facility has a five-year term and matures in July

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Term Loan Facility bear interest at a rate equal to either a premium over a base prime rate or LIBOR, at the Company’s option. At June 30, 2007, the average interest rate applicable to borrowings under the Term Loan Facility was 9.6%.

Amounts owed under each of the Revolving Credit Facility and the Term Loan Facility may be accelerated upon the occurrence of various events of default set forth in each such agreement, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties.

The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its US operating subsidiaries that are also borrowers thereunder. The Term Loan Facility is secured by a second lien on substantially all of the assets of the Company and the Company’s US operating subsidiaries that are the borrowers or guarantors thereof.

Both credit facilities place restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business.

At June 30, 2007, there were no borrowings outstanding under the Revolving Credit Facility, there were approximately $12.9 of outstanding letters of credit and there was $50.0 outstanding under the Term Loan Facility.

7.	Income Tax Matters

Tax Provision.  The (provision) benefit for income taxes for the quarter and six month periods ended June 30, 2007 and 2006 consisted of:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Predecessor		Predecessor
	2007	2006	2007	2006
Domestic	$(22.3)	$1.7	$(33.5)	$.8
Foreign	(6.2)	(.9)	(10.8)	(7.0)

Total	$(28.5)	$.8	$(44.3)	$(6.2)

The income tax provision for the six month period ended June 30, 2007 was $44.3, with an effective tax rate of 46.1%. The effective tax rate of 46.1% was a result of several factors including:

•	The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold. The income tax effects of the Company’s equity in income are included in the tax provision. This resulted in $7.9 being included in the income tax provision, increasing the effective tax rate by 8.2%. The Company did not recognize any US income tax benefit for foreign income taxes for the six month period. Instead, the increase in federal deferred tax assets as a result of the foreign tax credits generated in the six month period was fully offset by an increase in the valuation allowance.

•	Benefits associated with any reduction of the valuation allowance are first utilized to reduce intangible assets, with any excess being recorded as an adjustment to Stockholders’ equity. This resulted in $33.3 being included in the income tax provision, increasing the effective tax rate by 34.7%.

•	The impact on unrecognized tax benefits, including interest, increased the income tax provision by $1.9 and the effective tax rate by 2.0%.

•	The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $1.9 currency translation adjustment that was recorded in Accumulated other comprehensive income.

•	There was a favorable geographical distribution of income.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the Company had between approximately $975 and $1,050 of tax attributes available at December 31, 2006 to offset the impact of future income taxes, the Company does not meet the “more likely than not” criteria for recognition of such attributes primarily because the Company does not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance is first utilized to reduce intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. Therefore, despite the existence of such tax attributes, the Company expects to record a full statutory tax provision in future periods and, accordingly, the benefit of any tax attributes realized will only affect future balance sheets and statements of cash flows. If the Company ultimately determines that it meets the “more likely than not” recognition criteria, the amount of net operating loss carryforwards (“NOLs”) and other deferred tax assets would be recorded on the balance sheet and would be recorded as an adjustment to Stockholders’ equity.

Foreign taxes primarily represent Canadian income taxes and United Kingdom income taxes in respect of the Company’s ownership in Anglesey. The provision for income tax is based on an assumed effective rate for each applicable period.

Results of operations for discontinued operations are net of an income tax benefit of $.2 for the quarter ended June 30, 2006.

Other.  The Company and its subsidiaries file income tax returns in the US federal jurisdiction and various states and foreign jurisdictions. The Company’s federal income tax return for the 2004 tax year is currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will have a material effect on its financial condition or results of operations. The Canada Revenue Agency audited and issued an assessment notice for 1999. A Notice of Objection has been filed. The 2000 and 2001 tax years are currently under audit by the Canada Revenue Agency. The Company does not expect that the results of these examinations will have a material effect on its financial condition or results of operations. Certain past years are still subject to examination by taxing authorities and the use of NOLs in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.

No US federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiaries at June 30, 2007. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for US federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

The Company has unrecognized tax benefits of $16.0 and $14.6 at June 30, 2007 and December 31, 2006, respectively. The change was primarily due to currency fluctuations. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. During the quarter and six month periods ended June 30, 2007, the Company recognized approximately $2.7 and $3.2, respectively, in currency fluctuations, interest and penalties. The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $1.9 currency translation adjustment that was recorded in Accumulated other comprehensive income. Additionally, the Company had approximately $7.9 and $4.7 accrued at June 30, 2007 and December 31, 2006, respectively, for interest and penalties. The Company anticipates it will not have a change in unrecognized tax benefits for the next twelve months that would have a material impact on the Company’s earnings.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believed that the remainder of the United States AMT amounts paid in respect of the sale of interests should, in accordance with the Intercompany Settlement Agreement entered into in connection with the Company’s chapter 11 bankruptcy, be reimbursed to the Company from the funds held by the liquidating trustee for the plan of liquidation of two former subsidiaries of the Company (Kaiser Alumina Australia Corporation and Kaiser Finance Corporation). A claim for reimbursement of $7.2 was made in January 2007. In May 2007, the liquidating trust approved the claim and the Company received the $7.2 reimbursement, which amount was recorded as a benefit in Other operating benefits (charges), net in the second quarter of 2007 (see Note 11).

8.	Employee Benefit and Incentive Plans

•	Equity Based Compensation

General.  Upon the Company’s emergence from chapter 11 bankruptcy, the 2006 Equity and Performance Incentive Plan (the “Equity Incentive Plan”) became effective. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016. No grants will be made after that date, but all grants made on or prior to such date will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination.

Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan.

Compensation charges related to the Equity Incentive Plan for the quarter ended June 30, 2007, were $2.5, of which $2.4 related to vested and non-vested common shares and restricted stock units and $.1 related to stock options. During the six month period ended June 30, 2007, compensation charges related to the Equity Incentive Plan were $4.5, of which $4.4 related to vested and non-vested common shares and restricted stock units and $.1 related to stock options. The total charges for both periods were included in Selling, administrative, research and development and general expense.

At June 30, 2007, 1,601,683 common shares were available for additional awards under the Equity Incentive Plan.

Non-vested Common Shares and Restricted Stock Units.  In April 2007, the Company issued 54,381 non-vested common shares and granted 1,260 restricted stock units to executive officers and other key employees. The shares and the restricted stock units are subject to a three year vesting requirement that lapses on April 3, 2010. The fair value of the shares issued, after assuming a 5% forfeiture rate, of $4.1 is being amortized to expense over a three year period on a ratable basis. The restricted stock units have the same rights as non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. The restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. The fair value of the restricted stock units issued, after assuming a 5% forfeiture rate, of $.1 is being amortized to expense over the vesting period on a ratable basis.

In June 2007, the Company granted 7,281 non-vested common shares to its non-employee directors. The shares are subject to a one year vesting requirement that lapses on June 6, 2008. The fair value of the shares granted of $.5 is being amortized to expense over a one year period on a ratable basis. An additional 3,877 common shares were issued to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fee. The fair value of the shares ($.3), based on the fair value of the shares at date of issuance, was recognized in earnings in the quarter ended June 30, 2007 as a period expense.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the non-vested common shares and restricted stock units is determined based on the closing trading price of the common shares on the grant date. Summaries of the non-vested common shares and restricted stock units for the quarter and six month periods ended June 30, 2007 was as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighed-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Units	Fair Value

Quarter —
Outstanding at April 1, 2007	519,513	$42.20	3,699	$62.00
Granted	61,662	79.31	1,260	80.01
Vested	(11,334)	42.20	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2007	569,841	$46.21	4,959	$66.58

Six Month Period —
Outstanding at January 1, 2007	521,387	$42.20	3,699	$62.00
Granted	61,662	79.31	1,260	80.01
Vested	(12,452)	42.19	—	—
Forfeited	(756)	42.20	—	—

Outstanding at June 30, 2007	569,841	$46.21	4,959	$66.58

Under the Equity Incentive Plan, the Company allows participants to elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising on the vesting of non-vested shares, restricted stock units and stock options. When the Company withholds the shares, it is required to remit to the appropriate taxing authorities the fair value of the shares withheld. During the quarter ended June 30, 2007, 3,862 shares (which are included in vested shares in the above tables) were withheld upon the vesting of common shares. The fair value of the common shares withheld ($.3) has been charged to Treasury stock in the quarter ended June 30, 2007 as such shares were purchased by the Company and not cancelled at June 30, 2007.

As of June 30, 2007, there was $18.0 of unrecognized compensation cost related to non-vested common shares and restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options.  On April 3, 2007, the Company granted options to purchase 25,137 of its common shares to executive officers and other key employees with a contractual life of ten years.

The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed on a straight line basis over the vesting period of the stock options. Due to the Company’s short trading history for its common shares since emergence from bankruptcy on July 6, 2007, expected volatility could not be reliably calculated based on the historical volatility of the common shares. As such, the Company has determined volatility for use in the Black-Sholes option-pricing model using the volatility of the stock of a number of similar public companies over a period equal to the expected option life of six years. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon US Treasury bond on the date the stock option is awarded. The Company uses historical data to estimate employee terminations and the simplified method to estimate the expected option life within the valuation model.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant weighted average assumptions used in determining the grant date fair value of the option awards granted in the quarter ended June 30, 2007 were as follows:

Dividend yield	—%
Volatility rate	45%
Risk-free interest rate	4.59%
Expected option life (years)	6.0

Prior to April 3, 2007, the Company had no outstanding options to purchase common shares. A summary of the Company’s stock option activity for the quarter ended June 30, 2007 is as follows:

Weighted-
Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(In years)	(In millions)

Outstanding at April 1, 2007	—	$—
Grants	25,137	80.01
Forfeited	—	—
Exercise	—	—

Outstanding at June 30, 2007	25,137	$80.01	9.75	$—

Expected to vest at June 30, 2007 (assuming a 5% forfeiture rate)	23,880	$80.01	9.75	$—

Exercisable at June 30, 2007	—	$—	—	$—

The weighted average fair value of the options granted during the quarter ended June 30, 2007 was $39.90. At June 30, 2007, there was $.9 of unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.75 years.

•	VEBA Update

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

The 819,280 previously restricted shares were treated as a reduction of Stockholders’ equity (at the $24.02 per share reorganization value) in the December 31, 2006 balance sheet. As a result of the relief of the restrictions, during the first quarter of 2007: (i) the value of the 819,280 shares previously restricted was added to VEBA assets at the approximate $58.19 per share price realized by the Union VEBA in the offering (totaling $47.7); (ii) approximately $19.7 of the December 31, 2006 reduction in Stockholders’ equity associated with the restricted shares (common shares owned by Union VEBA subject to restrictions) was reversed and (iii) the difference between the two amounts (approximately $23, net of income taxes of $5) was credited to Additional capital.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s VEBA obligation is an annual variable cash contribution. The annual contribution to the Union VEBA and another VEBA for the benefit of salaried retirees (collectively, the VEBAs) will be 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable no later than 15 days following the date of filing of the Company’s Annual Report on Form 10-K. During the reorganization process, $49.7 of contributions were made to the VEBAs, of which $12.7 was available at December 31, 2006 to reduce post emergence payments that become due pursuant to the annual variable cash contribution obligation. The $12.7 carryforward amount was reduced by $1.9, the amount of contribution obligation for the period from July 1, 2006 to December 31, 2006, leaving $10.8 available at June 30, 2007 to reduce future annual variable cash payments.

Future payments of annual variable contributions will first be applied to reduce any individual VEBA obligations recorded in the Company’s balance sheet at that time. Any remaining amount of annual variable contributions in excess of recorded obligations will be recorded as a VEBA asset in the balance sheet. No accounting recognition has been accorded at this time to the $10.8 of excess pre-emergence VEBA contributions available at June 30, 2007 to reduce future annual variable cash payments.

•	Components of Net Periodic Benefit Cost and Cash Flow and Charges

The following tables present the components of net periodic pension benefits cost for the quarter and six month periods ended June 30, 2007 and 2006:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Predecessor		Predecessor
	2007	2006	2007	2006
VEBA:
Service cost	$.3	$—	$.7	$—
Interest cost	3.9	—	7.8	—
Expected return on plan assets	(4.9)	—	(9.8)	—

	(.7)	—	(1.3)	—
Defined benefit pension plans (including service costs of $.3 and $.6 in 2006)	—	.4	—	.8
Defined contributions plans	2.2	1.9	5.1	4.1

	$1.5	$2.3	$3.8	$4.9

The following tables present the allocation of these charges:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Predecessor		Predecessor
	2007	2006	2007	2006
Fabricated products segment	$1.4	$1.9	$3.3	$4.1
Corporate segment	.1	.4	.5	.8

	$1.5	$2.3	$3.8	$4.9

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

Commitments.  The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 10), letters of credit and guarantees. They also have agreements to supply alumina to and to purchase aluminum from Anglesey (see Note 3). During the third quarter of 2005 and in August 2006, orders were placed for certain equipment and/or services intended to augment the heat treat and aerospace capabilities at the Company’s Trentwood facility in Spokane, Washington. The Company expects the total costs for such equipment and services to be approximately $105. Approximately $88 of such costs were incurred from inception of the Trentwood project through the second quarter of 2007. The balance is expected to be incurred primarily in the last two quarters of 2007. In June 2007, orders were placed for additional equipment to augment the facility’s heat treat and aerospace capabilities. The Company expects the additional cost obligations to be in the range of $34 and will be incurred primarily during the remainder of 2007 and in 2008.

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

A substantial portion of the Company’s pre-emergence obligations, primarily in respect of non-owned locations, was resolved by the chapter 11 proceedings. Based on the Company’s evaluation of the remaining environmental matters, the Company has environmental accruals totaling $8.6 at June 30, 2007. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $1.8 in the last two quarters of 2007, $2.0 in 2008, $1.1 in 2009, $2.6 in 2010 and $1.1 in 2011 and thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.1. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

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

Commitment and contingencies of the Predecessor are discussed in Note 18.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Derivative Financial Instruments and Related Hedging Programs

General.  In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company has historically entered into derivative transactions from time to time to limit its exposure resulting from (1) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliate. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities (excluding the impact of mark-to-market fluctuations on those contracts discussed below) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged.

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

The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the six months ended June 30, 2007 and 2006 that contained fixed price terms were (in millions of pounds) 98.7 and 103.9, respectively.

During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk were at least as much as the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against Fabricated products firm metal-price risks. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At June 30, 2007, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last two quarters of 2007 and for the period 2008 through 2011 totaling approximately (in millions of pounds): 2007 — 109, 2008 — 101, 2009 — 86, 2010 — 86 and 2011 — 77.

The following table summarizes the Company’s material derivative positions at June 30, 2007:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option purchase contracts	1/11 through 12/11	48.9	$6.0
Fixed priced purchase contracts	7/07 through 12/12	153.7	10.7
Fixed priced sales contracts	7/07 through 12/09	87.2	(9.0)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm)	Value

Pounds Sterling —
Option sales contracts	7/07 through 12/07	21.0	$—
Fixed priced purchase contracts	7/07 through 12/07	21.0	5.5
Euro Dollars —
Fixed priced purchase contracts	7/07 through 1/08	.6	—

Notional
		Amount of	Carrying/
		Contracts	Market
Energy	Period	(mmbtu)	Value

Natural gas —
Fixed priced purchase contracts(a)	7/07 through 3/08	1,180,000	$(.9)

(a)	As of June 30, 2007, the Company’s exposure to increases in natural gas prices had been substantially limited for approximately 70% of the natural gas purchases for July 2007 through September 2007, approximately 43% of the natural gas purchases for October 2007 through December 2007 and 4% of natural gas purchases for January 2008 through March 2008.

The Company currently reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). Included in Net income for the quarter and six month periods ended June 30, 2007 were realized gains of $1.2 and $1.7, respectively, and unrealized gains of $1.9 and $.5, respectively. Included in Net income for the quarter and six month periods ended June 30, 2006 were realized gains of $1.8 and $3.0, respectively, and unrealized gains of $1.9 and $6.1, respectively.

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

The rules provide that, once de-designation has occurred, the Company can modify its documentation and re-designate the derivative transactions as “hedges” and, if appropriately documented, re-qualify the transactions for prospectively deferring changes in market fluctuations after such corrections are made. However, due to the significant administrative and other costs involved in hedge accounting, the Company has decided, at this time, that

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it will continue to account for derivative instruments in its financial statements using the mark-to-market accounting treatment.

11.  Other Operating Benefits (Charges), Net

Other operating benefits (charges), net, for the quarter and six month periods ended June 30, 2007 and 2006, was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Predecessor		Predecessor
	2007	2006	2007	2006
Reimbursement of amounts paid in connection with sale of Company’s interests in and related to QAL-Corporate:
AMT (Note 7)	$7.2	$—	$7.2	$—
Professional fees	1.1	—	1.1	—
Pension Benefit Guaranty Corporation (“PBGC”) settlement — Corporate (see below)	1.3	—	1.3	—
Non-cash benefit resulting from settlement of a $5 claim by the purchaser of the Gramercy, Louisiana alumina refinery and Kaiser Jamaica Bauxite Company for payment of $.1 — Corporate	—	—	4.9	—
Post-emergence chapter 11- related items — Corporate (see below)	(.2)	—	(2.0)	—
Non-cash benefit (charge) resulting from Anglesey’s adjustment of its CARO liability — Primary aluminum (Note 4)	2.8	—	—	—
Non-cash benefit (charge) related to a share based compensation adjustment recorded by Anglesey — Primary aluminum	1.7	—	—	—
Other	(.4)	(.9)	(.2)	(.9)

	$13.5	$(.9)	$12.3	$(.9)

The PBGC proceeds consist of a payment related to a settlement agreement entered into with the PBGC in connection with the Company’s chapter 11 reorganization (see Note 8 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding the PBGC agreement).

Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to the Company’s reorganization.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share

Basic and diluted earnings per share for the quarter and six month periods ended June 30, 2007 were calculated as follows:

	Quarter	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

Numerator:
Net Income	$34.7	$51.8

Denominator:
Weighted average common shares outstanding	20,013	20,007
Effect of dilutive securities:
Non-vested common shares and restricted stock units	224	202

Weighted average common shares outstanding, assuming full dilution	20,237	20,209

Earnings per share:
Basic	$1.73	$2.59
Diluted	$1.71	$2.56

Options to purchase 25,137 common shares at an average exercise price of $80.01 were outstanding at June 30, 2007. At June 30, 2007, 574,800 non-vested common shares and restricted stock units were outstanding. Diluted income per share reflects the potential dilutive effect of options to purchase common shares and non-vested common shares and restricted stock units using the treasury stock method. Options to purchase 25,137 common shares for the quarter and six month periods ended June 30, 2007 were excluded from the average diluted shares computation because their inclusion would have been anti-dilutive. Additionally, 351,298 and 372,782 non-vested common shares and restricted stock units for the quarter and six month periods ended June 30, 2007, respectively, were excluded from the average share computation because their inclusion would be anti-dilutive.

13.	Subsequent Event

On June 27, 2007, the Company’s Board of Directors declared an initial quarterly cash dividend of $.18 per share. The dividend (approximately $3.7) will be payable on August 17, 2007 to stockholders of record at the close of business on July 27, 2007.

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

Financial information by operating segment, excluding discontinued operations, for the quarter and six month periods ended June 30, 2007 and 2006 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Predecessor		Predecessor
	2007	2006	2007	2006
Net Sales:
Fabricated Products	$331.1	$302.9	$669.1	$590.9
Primary Aluminum	54.0	50.6	108.2	98.9

	$385.1	$353.5	$777.3	$689.8

Segment Operating Income (Loss):
Fabricated Products(1)	$48.1	$16.2	$89.5	$61.2
Primary Aluminum	14.2	3.7	18.4	12.4
Corporate and Other	(13.1)	(10.6)	(25.2)	(20.3)
Other Operating Benefits (Charges), Net — Note 11	13.5	(.9)	12.3	(.9)

	$62.7	$8.4	$95.0	$52.4

(1)	Operating results for the quarter and six month periods ended June 30, 2007 include a LIFO inventory benefit (charge) of $6.0 and $(2.0), respectively. Operating results for quarter and six month periods ended June 30, 2006 include a LIFO inventory charge of $21.7.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Predecessor		Predecessor
	2007	2006	2007	2006
Depreciation and Amortization:
Fabricated Products	$2.6	$5.0	$5.2	$9.7
Corporate and Other	.1	—	.1	.1

	$2.7	$5.0	$5.3	$9.8

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Predecessor		Predecessor
	2007	2006	2007	2006
Income Taxes Paid:
Fabricated Products —
United States	$(.1)	$.2	$(.1)	$.2
Canada	1.0	.6	1.3	1.0

	$.9	$.8	$1.2	$1.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREDECESSOR

15.	Summary of Significant Accounting Policies

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

16.	Reorganization Proceedings

Kaiser and 25 of its subsidiaries filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization under chapter 11 of the United States Bankruptcy Code; the Company and 16 of its subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. While in chapter 11, the Company and its subsidiaries continued to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court. The Original Debtors and the Additional Debtors are collectively referred to herein as the “Debtors”. For purposes of this Report, the term “Filing Date” means with respect to any Debtor, the date on which such Debtor filed its chapter 11 proceeding.

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

		Predecessor
	July 1, 2006		Quarter	Quarter
	through		Ended	Ended
	December 31,	July 1,	June 30,	March 31,
	2006	2006	2006	2006

Gain on plan implementation and fresh start	$—	$(3,110.3)	$—	$—
Professional fees	—	5.0	9.2	7.0
Interest income	—	—	(.7)	(.7)
Other	—	—	.1	.1

	$—	$(3,105.3)	$8.6	$6.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Discontinued Operations

As part of the Company’s plan to divest certain of its commodity assets, as more fully discussed in Note 14 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company sold its interests in and related to Alumina Partners of Jamaica, the Company’s Gramercy, Louisiana alumina refinery (“Gramercy”), Kaiser Jamaica Bauxite Company, Volta Aluminium Company Limited, and the Company’s Mead, Washington aluminum smelter and certain related property in 2004 and QAL in April 2005. All of the foregoing commodity assets are collectively referred to as the “Commodity Interests”. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the Commodity Interests have been reported as discontinued operations in the accompanying financial statements.

During the second quarter of 2006, the Company recorded a $5.0 charge as a result of an agreement between the Company and the Bonneville Power Administration (“BPA”) related to a rejected electric power contract (see Note 18). This amount is included in Discontinued operations in the quarter and six month periods ended June 30, 2006.

During the first quarter of 2006, the Company received a $7.5 payment from an insurer in settlement of certain residual claims the Company had in respect of a 2000 incident at Gramercy (which was sold in 2004). This amount is included in Discontinued operations for the six months ended June 30, 2006.

18.	Commitments and Contingencies

Impact of Reorganization Proceedings.  During the chapter 11 proceedings, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors was stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date were resolved pursuant to the Plan.

Pacific Northwest Power Matters.  As a part of the reorganization process, the Company rejected a contract with the BPA that provided power to fully operate the Company’s Trentwood facility in Spokane, Washington, as well as approximately 40% of the combined capacity of the Company’s former aluminum smelting operations in Mead and Tacoma, Washington, which had been curtailed since the last half of 2000. The BPA filed a proof of claim for approximately $75.0 in connection with the contract rejection. In June 2006, the Bankruptcy Court approved an agreement between the Company and the BPA that resolved the claim by granting the BPA an unsecured pre-petition claim totaling approximately $6.1 (i.e., $5.0 in addition to $1.1 of previously accrued pre-petition accounts payable). The Company recorded a non-cash charge for the incremental $5.0 amount in Discontinued operations in the second quarter of 2006 (see Note 17). This claim was resolved as a part of the Plan and has no impact on the Successor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item should be read in conjunction with Part I, Item 1, of this Report.

This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

Emergence from Reorganization Proceedings

During the past four years, Kaiser Aluminum Corporation (“Kaiser”, the “Company”, “we” or “us”) and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code under the supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Pursuant to the Second Amended Plan of Reorganization (the “Plan”), Kaiser and its subsidiaries which included all of our core fabricated products facilities and operations and a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns a smelter in the United Kingdom, emerged from chapter 11 on July 6, 2006 (hereinafter referred to as the “Effective Date”). Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated at June 30, 2006 approximately $4.4 billion) were addressed and resolved. Pursuant to the Plan, all of the equity interests of Kaiser’s pre-emergence stockholders were cancelled without consideration. Equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan. See Notes 2 and 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on Kaiser’s reorganization process and the Plan.

All financial statement information before July 1, 2006 relates to Kaiser before emergence from chapter 11 (sometimes referred to herein as the “Predecessor”). Kaiser after emergence is sometimes referred to herein as the “Successor”. As more fully discussed below, there will be a number of differences between the financial statements before and after emergence that will make comparisons of future and past financial information difficult and may make it more difficult to assess our future prospects based on historical performance.

We also made some changes to our accounting policies and procedures as part of the application of “fresh start” accounting as required by the American Institute of Certified Professional Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code and the emergence process. In general, our accounting policies are the same as or similar to those historically used to prepare our financial statements. In certain cases, however, we adopted different accounting principles for, or applied methodologies differently to, our post emergence financial statement information. For instance, we changed our accounting methodologies with respect to inventory accounting. While we still account for inventories on a last-in, first-out (“LIFO”) basis after emergence, the Successor is applying LIFO differently than it did in the past.

Specifically, we now view each quarter on a standalone basis for computing LIFO; in the past, the Predecessor recorded LIFO amounts with a view to the entire fiscal year, which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or second half of the year.

Results of Operations

Our main line of business is the production and sale of fabricated aluminum products. In addition, we own a 49% interest in Anglesey, which owns and operates an aluminum smelter in Holyhead, Wales.

Our emergence from chapter 11 and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. The table below provides selected operational and financial information on a consolidated basis (unaudited — in millions of dollars, except shipments and prices). The selected operational and financial information after the Effective Date are those of the Successor and are not comparable to those of the Predecessor. However, for purposes of this discussion (in the table below), the Successor’s results for the quarter and six month periods ended June 30, 2007 are compared to the Predecessor’s results for the quarter and six month periods ended June 30, 2006. Differences between periods due to fresh start accounting are explained when material.

The following data should be read in conjunction with our interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Predecessor		Predecessor
	2007	2006	2007	2006
Shipments (millions of pounds):
Fabricated Products	137.9	135.8	277.9	273.5
Primary Aluminum	39.4	38.0	78.5	77.1

	177.3	173.8	356.4	350.6

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.40	$2.23	$2.41	$2.16
Primary Aluminum(2)	$1.37	$1.33	$1.38	$1.28
Net Sales:
Fabricated Products	$331.1	$302.9	$669.1	$590.9
Primary Aluminum	54.0	50.6	108.2	98.9

Total Net Sales	$385.1	$353.5	$777.3	$689.8

Segment Operating Income (Loss):
Fabricated Products(3)(4)	$48.1	$16.2	$89.5	$61.2
Primary Aluminum(5)	14.2	3.7	18.4	12.4
Corporate and Other	(13.1)	(10.6)	(25.2)	(20.3)
Other Operating Benefits (Charges), Net(6)	13.5	(.9)	12.3	(.9)

Total Operating Income	$62.7	$8.4	$95.0	$52.4

Discontinued Operations	$—	$(3.0)	$—	$4.3

Net Income (Loss)	$34.7	$(2.5)	$51.8	$35.9

Capital Expenditures	$20.3	$17.5	$27.7	$28.1

(1)	Average realized prices for our Fabricated products segment are subject to fluctuations due to changes in product mix and value-added pricing as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Average realized prices for our Primary aluminum segment exclude hedging revenues.

(3)	Fabricated products segment operating results for the quarter and six month periods ended June 30, 2007 include a non-cash LIFO inventory benefit (charge) of approximately $6 million and $(2) million, respectively, and metal gains (losses) of approximately $(2.1) million and $3.1 million, respectively. Operating results for the quarter and six month periods ended June 30, 2006 include a non-cash LIFO charge of $21.7 million and metal gains of approximately $7.3 million and $16.6 million, respectively.

(4)	Fabricated products segment operating results include non-cash mark-to-market gains (losses) on natural gas hedging activities totaling $(1.3) million and $(.6) million in the quarters ended June 30, 2007 and 2006, respectively, and $1.4 million and $(1.1) million in the six month periods ended June 30, 2007 and 2006, respectively. For further discussion regarding mark-to-market matters, see Note 10 of Notes to Interim Consolidated Financial Statements.

(5)	Primary aluminum segment operating results for the quarters ended June 30, 2007 and 2006 include non-cash mark-to-market gains (losses) on primary aluminum hedging activities of $4.5 million and $(4) million, respectively, and on foreign currency derivatives of $(1.3) million and $6.4 million, respectively. Primary aluminum segment operating results for the six month periods ended June 30, 2007 and 2006 include non-cash mark-to-market gains (losses) on primary aluminum hedging activities of $2.3 million and $(.7) million, respectively, and on foreign currency derivatives of $(3.1) million and $7.8 million, respectively. For further discussion regarding mark-to-market matters, see Note 10 of Notes to Interim Consolidated Financial Statements.

(6)	See Note 11 of Notes to Interim Consolidated Financial Statements for a discussion of the components of Other operating benefits (charges), net and the business segment to which the items relate.

Overview

Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the markets in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. During 2006 and the first six months of 2007, the demand for our products for aerospace and defense applications was strong, resulting in higher shipments and improved margins. However, automotive and other ground transportation build rates and overall US industrial demand softened in the fourth quarter of 2006 and the first six months of 2007, and this contributed to softer demand for our products serving ground transportation and other industrial applications.

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

During the six months ended June 30, 2007, the average London Metal Exchange, or LME, transaction price per pound of primary aluminum was $1.26. During the six months ended June 30, 2006, the average LME price per pound for primary aluminum was $1.15. At July 31, 2007, the LME price was approximately $1.22 per pound.

Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006

Summary.  We reported net income of $34.7 million for the quarter ended June 30, 2007, compared to a net loss of $2.5 million for the quarter ended June 30, 2006. For the six months ended June 30, 2007, we reported net income of $51.8 million compared to net income of $35.9 million for the same period in 2006. Both the quarter and year-to-date periods in 2007 and 2006 include a number of non-run-rate items that are more fully explained below.

Net sales in the quarter ended June 30, 2007 totaled $385.1 million compared to $353.5 million in the quarter ended June 30, 2006. Net sales for the six month period ended June 30, 2007 totaled $777.3 million compared to $689.8 million for the six month period ended June 30, 2006. As more fully discussed below, the increase in revenues is primarily the result of the increase in the market price for primary aluminum, which generally increases our cost of products sold, and therefore does not necessarily lead to increased profitability. Further, our hedging activities, while limiting our risk of losses, may limit our ability to participate in price increases. In addition to higher underlying metal prices, the increase in revenues is partly due to favorable product mix and value-added pricing in fabricated products.

Fabricated Aluminum Products.  Net sales of fabricated products increased by 9% to $331.1 million for the second quarter of 2007 as compared to the same period in 2006, primarily due to an 8% increase in average realized prices and a 2% increase in shipments. For the six month period ended June 30, 2007, net sales of fabricated products increased by 13% to $669.1 million as compared to the same period in 2006 due to a 12% increase in average realized prices and a 2% increase in shipments. The increase in the average realized prices primarily reflects the pass-through to customers of higher underlying primary aluminum prices, a favorable product mix, and improved value-added pricing. Strong shipments of products for aerospace and defense applications were largely offset by lower shipments of products for ground transportation and other industrial applications in both the second quarter and first six months of 2007 as compared to the comparable periods of 2006. The increased shipments of products for aerospace and defense applications reflect the strong demand for such products. Incremental heat treat furnace capacity, primarily resulting from the operation in the first quarter of 2007 of two new heat treat furnaces at our Trentwood facility in Spokane, Washington (see Note 9 of Notes to Interim Consolidated Financial Statements) also contributed to increased heat treat plate shipments in the second quarter and first six months of 2007 as compared to the comparable periods of 2006.

Operating income for the second quarter of 2007 of $48.1 million was approximately $31.9 million higher than the same period in the prior year. Operating income for the second quarter of 2007 included favorable impacts from heat treat plate of approximately $8 million from higher shipments and approximately $3 million from stronger value-added pricing compared to the prior year. Additionally, cost performance in the second quarter was favorable to the comparable quarter of 2006. This was partially offset by higher major maintenance expense and energy costs. Depreciation and amortization in the second quarter of 2007 was approximately $2.3 million lower than in the second quarter of 2006, primarily as a result of the adoption of fresh start accounting.

Non-run-rate items, which are listed below, had a combined approximately $2.6 million positive impact on the second quarter of 2007, which is approximately $17.6 million better than the impact of such items on the second quarter of 2006:

•	Metal losses in 2007 (before considering LIFO implications) of approximately $2.1 million, compared to approximately $7.3 million of metal gains in 2006.

•	A non-cash LIFO inventory benefit of approximately $6 million in 2007 compared to an approximately $21.7 million LIFO charge in 2006.

•	Mark-to-market loss on energy hedging in 2007 were approximately $1.3 million compared to an approximately $.6 mark-to-market loss in 2006.

Segment operating results for the second quarters of 2007 and 2006 include gains on intercompany hedging activities with the primary aluminum segment totaling $7.9 million for 2007 and $13.3 million for 2006. These amounts eliminate in consolidation.

Operating income for the six months ended June 30, 2007 of $89.5 million was approximately $28.3 million higher than for the same period in the prior year. Operating income for the first six months of 2007 included favorable impacts from heat treat plate of approximately $20 million from higher shipments and approximately $8 million from stronger value-added pricing compared to the prior year. The impact of shipments, mix and value-added pricing for ground transportation and other industrial applications was an unfavorable $5 million, and cost performance was unfavorable due to an inability to flex costs with lower volume for ground transportation and other industrial applications. The results of the first six months of 2007 reflect higher major maintenance expense and higher energy costs as compared to the same period in 2006. Depreciation and amortization in the first six months of

2007 was approximately $4.5 million lower than in the first six months of 2006, primarily as a result of the adoption of fresh start accounting.

Non-run-rate items, which are listed below, had a combined approximately $2.5 million positive impact on the first six months of 2007, which is approximately $8.7 million better than the impact of such items on the first six months of 2006:

•	Metal gains in 2007 (before considering LIFO implications) of approximately $3.1 million, compared to approximately $16.6 million of metal gains in 2006.

•	A non-cash LIFO inventory charge in 2007 of approximately $2 million compared to an approximately $21.7 million LIFO charge in 2006.

•	Mark-to-market gains on energy hedging in 2007 were approximately $1.4 million compared to an approximately $1.1 mark-to-market loss in 2006.

Segment operating results for the first six months of 2007 and 2006 include gains on intercompany hedging activities with the primary aluminum segment totaling $18.2 million for 2007 and $24.8 million for 2006. These amounts eliminate in consolidation.

Primary Aluminum.  During the quarter and six month periods ended June 30, 2007, third party net sales of primary aluminum increased 7% and 9%, respectively, compared to the same periods in 2006. For the quarter, the increase was due to a 3% increase in third party average realized prices and a 4% increase in shipments. For the six month period, the increase was due to an 8% increase in third party average realized prices and a 2% increase in shipments. The increases in the average realized prices was primarily due to increases in primary aluminum market prices. The increase in shipments was primarily due to the timing of shipments.

The following table recaps (in millions of dollars) the major components of segment operating results for the current periods as compared to the prior year periods as well as the primary factors leading to such differences. Many of such factors indicated are subject to significant fluctuation from period to period and are largely impacted by items outside management’s control. See Part  I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

			Year-to-Date
	2Q 2007 vs 2Q 2006		2007 vs 2006
	Operating	Better	Operating	Better
Component	Income	(Worse)	Income	(Worse)	Primary Factor

Sales of production from Anglesey	$18	$5	$34	$7	Market price for primary aluminum
Internal hedging with Fabricated Products	(8)	5	(18)	7	Eliminates in consolidation
Derivative settlements	1	—	3	1	Impacted by positions and market prices
Mark-to-market on derivative instruments	3	—	(1)	(9)	Impacted by positions and market prices

	$14	$10	$18	$6

The improvement in Anglesey-related results in the 2007 periods over the comparable 2006 periods was driven primarily by increases in primary aluminum market prices and secondarily by favorable contractual pricing for alumina. These improvements were partially offset by an adverse impact, before considering the effect of currency hedging, of unfavorable changes in the foreign currency exchange rate (Pound Sterling) in both the quarter and six month periods ended June 30, 2007 as compared to the comparable prior year periods. However, realized hedging gains from Pound Sterling derivative transactions (included in “derivative settlements” above) were $3 million and $5 million more favorable in the second quarter and first six months of 2007, respectively, as compared to the comparable prior year periods.

Segment operating results for the 2007 periods also reflect lower losses on intercompany hedging activities with the Fabricated products segment as compared to the comparable 2006 periods. These amounts are eliminated in consolidation.

Approximately two-thirds of the cost of the Anglesey-related operations is alumina and power. Contractual pricing for alumina improved approximately 20% (versus 2006) in the second quarter of 2007, and this relative improvement is expected to continue for the rest of 2007. The nuclear plant that supplies Anglesey its power is currently slated for decommissioning in late 2010. For Anglesey to be able to operate past September 2009 when its current power contract expires, Anglesey will have to secure a new or alternative power contract at prices that makes its operation viable. No assurance can be provided that Anglesey will be successful in this regard.

In addition, given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash available for future cash requirements, Anglesey removed the temporary suspension of dividends and declared a dividend in August 2007. The dividend is expected to be paid in the latter half of August 2007, of which approximately 2.3 million Pounds Sterling (or approximately $4.5 million) will be paid to us in respect of our 49% ownership interest. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows (in millions of dollars): 2006 — $11.8, 2005 — $9, 2004 — $4.5, 2003 — $4.3 and 2002 — $6.

Primary aluminum operating results for the second quarter of 2007, discussed above, exclude non-cash benefits of $2.8 million resulting from Anglesey’s adjustment of its conditional asset retirement obligations and $1.7 million related to the share based compensation adjustment which are included in Other operating (benefits) charges, net (see Note 11 of Notes to Interim Consolidated Financial Statements).

Corporate and Other.  Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments.

Corporate operating expenses for the second quarter of 2007 were approximately $2.5 million higher than for the same period in 2006. Salary expense and incentive compensation accruals, including the $2.5 million non-cash charge associated with equity compensation as more fully discussed in Note 8 of Notes to Interim Consolidated Financial Statements, were approximately $3.7 million higher in the second quarter of 2007 than in the second quarter of 2006. This increase was partially offset by a reduction in costs ($1.1 million in 2006) associated with certain computer upgrades.

Corporate operating expenses for the first six months of 2007 were approximately $4.9 million higher than for the first six months of 2006. Of this increase, salary and incentive compensation accruals were approximately $7.6 million higher in the first six months of 2007 than in the same period in 2006, including $4.5 million of non-cash charges associated with equity compensation (see Note 8 of Notes to Interim Consolidated Financial Statements). This increase was partially offset by a reduction in computer upgrade costs discussed above and lower preparation costs related to the Sarbanes-Oxley Act of 2002.

Corporate operating results for the second quarter of 2007, discussed above, exclude an $8.3 million benefit related to the reimbursement of amounts paid in connection with the sale of our interests in and related to Queensland Alumina Limited (“QAL”) and a $1.3 million benefit related to the settlement of an agreement with the Pension Benefit Guaranty Corporation (“PBGC”), offset by approximately $.2 million of post emergence chapter 11-related items (see Note 11 of Notes to Interim Consolidated Financial Statements).

Corporate operating results for the first six months of 2007 exclude the $8.3 million benefit related to the QAL sale discussed above, the $1.3 million benefit related to the PBGC settlement discussed above and a non-cash benefit of approximately $4.9 million resulting from the settlement of a claim by the purchaser of our former Gramercy, Louisiana alumina refinery and our interests in Kaiser Jamaica Bauxite Company, offset by approximately $2 million of post emergence chapter 11-related items (see Note 11 of Notes to Interim Consolidated Financial Statements).

Discontinued Operations.  Operating results from discontinued operations for the quarter ended June 30, 2006, include a $5 million charge resulting from an agreement between the Company and the Bonneville Power Administration (“BPA”) for a rejected electric power contract (see Note 17 of Notes to Interim Consolidated Financial Statements) offset, in part, by a $1.1 million refund related to certain energy surcharges, which had been pending for a number of years. Operating results from discontinued operations for the first six months of 2006 consist of a $7.5 million payment from an insurer for certain residual claims we had in respect of the 2000 incident at our former Gramercy, Louisiana alumina refinery, which was sold in 2004, and the $1.1 million surcharge refund discussed above offset, in part, by the $5 million BPA charge discussed above.

Liquidity and Capital Resources

As a result of the filing of the chapter 11 bankruptcy proceedings, claims against us and our subsidiaries that filed such proceedings for principal and accrued interest on secured and unsecured indebtedness existing on the filing dates were stayed while we continued business operations as debtors-in-possession, subject to the control and supervision of the Bankruptcy Court. See Note 16 of Notes to Interim Consolidated Financial Statements for additional discussion of the chapter 11 bankruptcy proceedings.

Operating Activities.  In the first six months of 2007, Fabricated products operating activities of the Successor provided approximately $58 million of cash. This amount compares with the first six months of 2006 when Fabricated products operating activities of the Predecessor provided approximately $13 million of cash. Cash provided in the first six months of 2007 was primarily due to improved operating results offset in part by increased working capital. The increase in working capital in the first six months of 2007 is primarily due to an increase in trade receivables and inventories. Cash provided in the first six months of 2006 was also primarily due to improved operating results offset by increased working capital.

In the first six months of 2007, operating activities of the Successor provided approximately $12 million of cash attributable to our interest in and related to Anglesey. This compares to the first six months of 2006 when the operating activities of the Predecessor provided approximately $36 million of cash.

Corporate and Other Operating Activities.  Corporate and other operating activities of the Successor used approximately $21 million of cash during the first six months of 2007. Corporate and other operating activities of the Predecessor used approximately $44 million cash in the first six months of 2006. Cash outflows from corporate and other operating activities in the first six months of 2007 and 2006 included: (1) approximately $3 million and $12 million, respectively, in respect of former employee and retiree medical obligations and, in 2006, funding of two voluntary employee beneficiary associations (“VEBAs”), (2) payments for reorganization costs of approximately $7 million and $16 million, respectively, and (3) payments in respect of general and administrative costs totaling approximately $19 million and $18 million, respectively. Cash outflows for the first six months of 2007 were offset by approximately $7 million of proceeds from Other operating (benefits) charges, net.

Discontinued Operations Activities.  In the first six months of 2006, discontinued operation activities of the Predecessor provided $9 million of cash which consisted of the proceeds from an $8 million payment from an insurer discussed above, and a $1 million refund related to energy surcharges, both of which are discussed above.

Investing Activities.  Total capital expenditures for Fabricated products were $27.7 million and $27.1 million for the six month periods ended June 30, 2007 and 2006, respectively. Total capital expenditures for Fabricated products are currently expected to be in the $90 million to $100 million range for the full year 2007 and in the $60 million to $70 million range for 2008 and are expected to be funded using cash from operations.

Of the capital expenditures in 2007, we expect between $40 million and $50 million will be related to the $139 million heat treat plate expansion project at our Trentwood facility in Spokane, Washington. This project will significantly increase our heat treat plate production capacity. Additionally, it will augment our product offering by increasing the thickness of heat treat stretched plate we can produce for aerospace and defense and general engineering applications. Approximately $65 million of spending on this project was incurred in 2005 and 2006. Much of the capital spending related to the last phase of the heat treat plate project, a $34 million follow-on investment announced in June 2007 is expected to carry over to 2008.

Besides the heat treat plate project, capital spending in 2007 is expected to include between $20 million and $30 million related to the recently announced a $91 million investment program to significantly improve the capabilities and efficiencies of rod and bar and seamless extruded and drawn tube operations and to enhance the market position of such products. The program includes investment in a new Midwestern facility which will be equipped with two extrusion presses and a remelt operation as well as improvements at three existing extrusion and drawing facilities. Completion of the investments is expected to occur by late 2009. The remainder of the 2007 capital spending will be spread among all manufacturing locations on projects expected to reduce operation costs, improve product quality or increase capacity.

Capital expenditures in 2008 will primarily be comprised of (a) the remainder of the follow-on heat treat plate investment noted above and (b) additional spending related to the $91 million extrusion program discussed above. The remainder of the 2008 capital spending will be spread among all manufacturing locations on projects expected to reduce operation costs, improve product quality or increase capacity.

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

The revolving credit facility is secured by a first priority lien on substantially all of our assets and the assets of our US operating subsidiaries that are also borrowers thereunder. The term loan facility is secured by a second lien on substantially all of our assets and the assets of our US operating subsidiaries that are the borrowers or guarantors thereof.

Both credit facilities place restrictions on our ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business.

We currently believe that the cash and cash equivalents, cash flows from operations and cash available under the revolving credit facility will provide sufficient working capital to allow us to meet our obligations for at least the next twelve months. At July 31, 2007, there were no borrowings outstanding under the revolving credit facility, there were approximately $12.9 million of outstanding letters of credit under the revolving credit facility and there was $50 million outstanding under the term loan facility.

Commitments and Contingencies.  We are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $8.6 million at June 30, 2007. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.1 million.

We have been working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington relating to the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility. In early 2007, we received a letter from the regulatory authorities confirming that their investigation had been closed.

Capital Structure

Successor:  On the Effective Date, pursuant to the Plan, all equity interests in Kaiser outstanding immediately prior to such date were cancelled without consideration and 20,000,000 new common shares were issued to a third-party disbursing agent for distribution in accordance with the Plan. As discussed in Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, there are restrictions on the transfer of common shares. In addition, under the revolving credit facility and the term loan facility, there are restrictions on our ability to repurchase our common shares and our ability to pay dividends.

Predecessor:  Prior to the Effective Date, MAXXAM Inc. and one of its wholly owned subsidiaries collectively owned approximately 63% of our common stock, with the remaining approximately 37% being publicly held. However, as discussed in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, pursuant to the Plan, all of the pre-emergence equity interests in Kaiser were cancelled without consideration on July 6, 2006, upon our emergence from chapter 11 bankruptcy.

Other Matters

Income Tax Matters.  Although we had between approximately $975 million and $1,050 million of tax attributes available at December 31, 2006 to offset the impact of future income taxes, we do not yet meet the “more likely than not” criteria for recognition of such attributes primarily because we do not have sufficient history of paying taxes. As such, we have recorded a full valuation allowance against the amount of tax attributes available and no deferred tax assets are recognized in our balance sheet. See Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of these and other income tax matters. See also Part II — Other Information, Item 5. Other Information.

New Accounting Pronouncements

The section “New Accounting Pronouncements” from Note 1 of Notes to Interim Consolidated Financial Statements is incorporated herein by reference.

Critical Accounting Policies

Critical accounting policies fall into two broad categories. The first type of critical accounting policies includes those that are relatively straightforward in their application, but which can have a significant impact on the reported balances and operating results (such as revenue recognition policies, inventory accounting methods, etc.). The first type of critical accounting policies is outlined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and is not addressed below. The second type of critical accounting policies includes those that are both very important to the portrayal of our financial condition and results, and require management’s most difficult, subjective and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies after emergence from chapter 11 bankruptcy are, in some cases, different from those before emergence (as many of the significant judgments affecting the financial statements related to matters or items directly a result of the chapter 11 bankruptcy or related to liabilities that were resolved pursuant to the Plan). See the Notes to Interim Consolidated Financial Statements for discussion of possible differences.

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

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under accounting principles generally accepted in the United States of America (“GAAP”), companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount (or a range) of possible loss is “estimatable”. In reaching a determination of the probability of an adverse ruling in respect of a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a “probable” loss and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter. Further, in estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

3. Our judgments and estimates in respect of the VEBAs.

The VEBA obligations included in our consolidated financial statements are based on assumptions that are subject to variation from year-to-year. Such variations could cause our estimate of such obligations to vary significantly.

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

4. Our judgments and estimates in respect of environmental commitments and contingencies.

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

Companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under current accounting guidelines, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. As more fully discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we have evaluated our exposures to CAROs and determined that we have CAROs at several of our facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older facilities if such facilities were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, we recorded an estimated CARO liability at December 31, 2005 and such amount will increase substantially over time.

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

Given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends in the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash available for future cash requirements, Anglesey removed the temporary suspension of dividends and declared a dividend in August 2007. The dividend is expected to be paid in the latter half of August 2007, of which approximately 2.3 million Pound Sterling (or approximately $4.5 million) will be paid to us in respect of our ownership interests. We expect Anglesey to make future dividend decisions in the context of maintaining adequate cash for potential shutdown and related costs, and there can be no assurance regarding future Anglesey dividends. Should dividends from Anglesey be suspended in the future for a prolonged period or permanently, we will have to consider whether it is appropriate to continue to recognize our equity share in Anglesey’s earnings and/or whether the value of our investment in Anglesey has been impaired.

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

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations at December 31, 2006 (dollars in millions):

	Payments Due by Period
		Less Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$50.0	$—	$—	$50.0	$—
Operating leases	9.3	3.0	4.5	1.7	.1

Total cash contractual obligations(1)(2)	$59.3	$3.0	$4.5	$51.7	$.1

(1)	Total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “— Off Balance Sheet and Other Arrangements” below for a summary of possible annual variable cash contribution amounts at various levels of earnings and cash expenditures.

(2)	At June 30, 2007, we had uncertain tax positions which ultimately could result in a tax payment (see Note 7 of Notes to Interim Consolidated Financial Statements).

Off-Balance Sheet and Other Arrangements

As of June 30, 2007, outstanding letters of credit under our revolving credit facility were approximately $12.9 million, substantially all of which expire within approximately twelve months. The letters of credit relate primarily to insurance, environmental and other activities.

We have agreements to supply alumina to and to purchase aluminum from Anglesey. Both the alumina sales agreement and primary aluminum purchase agreement are tied to primary aluminum prices.

Our employee benefit plans include the following:

•	We are obligated to make monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steelworkers (“USW”) and certain other unions at six of our production facilities. This obligation came into existence in December 2006 for four of our production facilities upon the termination of four defined benefit plans. The arrangement for the other two locations came into existence during the first quarter of 2005. We currently estimate that contributions will range from $1 million to $3 million per year.

•	We have a defined contribution 401(k) savings plan for hourly bargaining unit employees at five of our production facilities. We will be required to make contributions to this plan for active bargaining unit employees at these production facilities that will range from $800 to $2,400 per employee per year, depending on the employee’s age and/or service. This arrangement came into existence in December 2004 for two production facilities upon the termination of one defined benefit plan. The arrangement for the other three locations came into existence during December 2006. We currently estimate that contributions to such plans will range from $1 million to $3 million per year.

•	We have a defined benefit plan for our salaried employees at our production facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. In addition, we have a defined benefit pension plan for one inactive operation.

•	We have a defined contribution 401(k) savings plan for salaried and non-bargaining unit hourly employees providing for a match of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution. We currently estimate that contributions to such plans will range from $1 million to $3 million per year.

•	We have a non-qualified defined contribution restoration plan for key employees who would otherwise suffer a loss of benefits under our defined contribution 401(k) savings plan as a result of the limitations by the Internal Revenue Code.

•	We have an annual variable cash contribution to the VEBAs. The amount to be contributed to the VEBAs will be 10% of the first $20 million of annual cash flow (as defined; but generally, earnings before interest, taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20 million. Such annual payments may not exceed $20 million and are also limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50 million. Such amounts are determined on an annual basis and payable no later than 15 days following the date of filing of our Annual Report on Form 10-K. However, we have the ability to offset amounts that would otherwise be due to the VEBAs with approximately $10.8 million of excess contributions remaining at June 30, 2007 which were made to the VEBAs prior to the July 6, 2006 effective date of our Plan.

The following table shows (in millions of dollars) the estimated amount of variable VEBA payments that would occur at differing levels of earnings before depreciation, interest, income taxes (“EBITDA”) and cash payments in respect of, among other items, interest, income taxes and capital expenditures. The table below does not consider the liquidity limitation, the $10.8 million of advances remaining at June 30, 2007 available to offset VEBA obligations as they become due and certain other factors that could impact the amount of variable VEBA payments due and, therefore, should be considered only for illustrative purposes.

	Cash Payments for
	Capital Expenditures, Income Taxes,
	Interest Expense, etc.
EBITDA	$25.0	$50.0	$75.0	$100.0

$20.0	$—	$—	$—	$—
40.0	1.5	—	—	—
60.0	5.0	1.0	—	—
80.0	9.0	4.0	.5	—
100.0	13.0	8.0	3.0	—
120.0	17.0	12.0	7.0	2.0
140.0	20.0	16.0	11.0	6.0
160.0	20.0	20.0	15.0	10.0
180.0	20.0	20.0	19.0	14.0
200.0	20.0	20.0	20.0	18.0

•	We have a short term incentive compensation plan for management payable in cash which is based primarily on earnings, adjusted for certain safety and performance factors. Most of our production facilities have similar programs for both hourly and salaried employees.

•	We have a stock-based long-term incentive plan for key managers. As more fully discussed in Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2006, an initial, emergence-related award was made under this program in the second half of 2006. Awards were also made in April and June 2007 and additional awards are expected to be made in future years.

During the third quarter of 2005 and in August 2006, we placed orders for certain equipment and/or services intended to augment our heat treat and aerospace capabilities at our Trentwood facility in Spokane, Washington. We expect the total costs related to these orders to be approximately $105 million. Of such amount, approximately $88 million was incurred from inception of the Trentwood project through the second quarter of 2007. The balance is expected to be incurred primarily in the last two quarters of 2007. In June 2007, orders were placed for additional equipment to augment the facility’s heat treat and aerospace capabilities. We expect the additional cost obligations to be in the range of $34.0 million and will be incurred primarily during the remainder of 2007 and 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 10 of Notes to Interim Consolidated Financial Statements, we historically have utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates.

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

Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es) ) and to pass metal price risk on to its customers. However, in certain instances we do enter into firm price arrangements. In such instances, we do have price risk on anticipated primary aluminum purchases in respect of the customers’ orders. Total fabricated products shipments during the quarter ended June 30, 2007 and 2006 for which we had price risk were (in millions of pounds) 98.7 and 103.9, respectively.

During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk was at least as much as our net exposure to primary aluminum price risk at Anglesey. As such, we consider our access to Anglesey production overall to be a “natural” hedge against Fabricated products firm metal-price risks. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments, we may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At June 30, 2007, the fabricated products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the last two quarters of 2007 and for the period 2008 through 2011 totaling approximately (in millions of pounds): 2007 — 109; 2008 — 101; 2009 — 86; 2010 — 86; and 2011 — 77.

Foreign Currency.  We from time to time will enter into forward exchange contracts to hedge material cash commitments for foreign currencies. Our primary foreign exchange exposure is the Anglesey-related commitment that we fund in Pound Sterling. We estimate that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the Pound Sterling results in an approximate $.5 million (decrease) increase in our annual pre-tax operating income.

From time to time in the ordinary course of business, we enter into hedging transactions for Pound Sterling. As of June 30, 2007, we had forward purchase agreements for a total of 21 million Pound Sterling for periods between July 2007 and December 2007.

Energy.  We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities, each $1.00 change in natural gas prices (per mcf) impacts our annual pre-tax operating results by approximately $4.0 million.

We from time to time in the ordinary course of business enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of June 30, 2007, we had fixed price purchase contracts which limit our exposure to increases in natural gas prices for approximately 70% of the natural gas purchases from July 2007 through September 2007, 43% of natural gas purchases from October 2007 through December 2007 and 4% of natural gas purchases from January 2008 through March 2008.

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

Evaluation of Disclosure Controls and Procedures.  An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

Having identified this matter prior to the end of the first quarter of 2006, we changed our accounting for derivative instruments from hedge treatment to mark-to-market treatment in our financial statements for first quarter of 2006 and subsequent periods in order to comply with GAAP. This change in our accounting for derivative instruments technically resolved the material weakness from a GAAP perspective. After the completion of an extensive evaluation of the documentation and administrative requirements to re-qualify our existing derivative instruments for hedge accounting as well as the requirements to be met to continue to apply hedge accounting for these and future derivative instruments, we have decided at this time that we will continue mark-to-market accounting treatment for derivative instruments in our financial statements.

Changes in Internal Controls Over Financial Reporting.  Other than the matter discussed above, we did not have any changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2006 for information concerning material legal proceedings with respect to the Company.

Item 1A.	Risk Factors.

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 for information concerning risk factors. There has been no material changes in the risk factors since December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Under our 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising on the vesting of restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding.

During the quarter ended June 30, 2007, we withheld 3,862 shares of common stock to satisfy tax withholding obligations. All such shares were withheld during April 2007, and the number thereof was determined based on a closing price per share of our common stock as reported by Nasdaq on April 2, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2007 Annual Meeting of Stockholders was held on June 6, 2007. The matters that were voted upon at the meeting, and the voting results as to each such matter, are set forth below:

(1) Election of Directors — The stockholders elected three Class I directors, each for a term expiring at the Company’s 2010 Annual Meeting of Stockholders.

Nominee Name	Votes For	Votes Withheld

Alfred E. Osborne, Jr., Ph.D.	17,794,588	36,032
Jack Quinn	17,793,490	37,130
Thomas M. Van Leeuwen	17,795,124	35,496

The other directors, whose terms continued after the 2007 Annual Meeting of Stockholders, are Carolyn Bartholomew, Carl B. Frankel, Jack A. Hockema, Teresa A. Hopp, William F. Murdy, Georganne C. Proctor and Brett E. Wilcox.

(2) Ratification of the Selection of Independent Registered Public Accounting Firm — The stockholders ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for 2007. There were 17,820,701 shares voted for approval, 9,108 shares voted against, and 811 shares abstaining.

Item 5.	Other Information.

General.  On May 2, 2007, we received a ruling from the Internal Revenue Service (the “IRS”) relating to the application of Section 382 of the Internal Revenue Code of 1986 (the “Code”) to our federal income tax attributes (the “IRS ruling”).

Effects of Section 382.  Section 382 of the Code affects a corporation’s ability to use its federal income tax attributes, including its net operating loss carry-forwards, following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code (an “ownership change”). Under Section 382(l)(5), if we were to have an ownership change prior to July 6, 2008 (i.e., within the two-year period following our emergence from chapter 11 bankruptcy on July 6, 2006), our ability to use our federal income tax attributes would be eliminated. However, if we were to have an ownership change on or after July 6, 2008, our ability to use our federal income tax attributes would be limited, but not eliminated. In such circumstances, the amount of post-ownership change annual taxable income that could be offset by pre-ownership change tax attributes would be limited to an amount equal to the product of (a) the aggregate value of our outstanding common shares immediately prior to the ownership change and (b) the applicable federal long-term tax exempt rate in effect on the date of the ownership change.

Transfer Restrictions.  In order to reduce the risk that any change in our ownership would jeopardize the preservation of our federal income tax attributes existing upon our emergence from chapter 11 bankruptcy, our certificate of incorporation prohibits certain transfers of our equity securities. More specifically, subject to certain exceptions for transactions that would not impair our federal income tax attributes, our certificate of incorporation prohibits a transfer of our equity securities without the prior approval of our Board of Directors if either (a) the transferor holds 5% or more of the total fair market value of all of our issued and outstanding equity securities (such person, a “5% shareholder”) or (b) as a result of such transfer, either (i) any person or group of persons would become a 5% shareholder or (ii) the percentage stock ownership of any 5% shareholder would be increased (any such transfer, a “5% transaction”).

In addition, we entered into a stock transfer restriction agreement with the trustee of the VEBA for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”), which was our only 5% shareholder upon our emergence from chapter 11 bankruptcy. Under the stock transfer restriction agreement, until the restriction release date, subject to exceptions for certain transactions that would not impair our federal income tax attributes, the Union VEBA is prohibited from transferring or otherwise disposing of more than 15% of the total common shares issued to the Union VEBA pursuant to our plan of reorganization during any 12-month period without the prior approval of our board of directors. Under our plan of reorganization, the Union VEBA had rights to receive 11,439,900 common shares upon our emergence from chapter 11 bankruptcy; however, prior to emergence, the Union VEBA sold its right to 2,630,000 of such shares. Under the terms of the stock transfer restriction agreement, the Union VEBA was treated as if it received the full 11,439,900 shares at emergence and sold 2,630,000 of such shares immediately thereafter. As a result of this treatment, under the stock transfer restriction agreement, upon our emergence the Union VEBA was generally limited to selling 1,715,985 common shares during any 12-month period and was prohibited from making any additional sales of common shares until June 6, 2007, except as otherwise permitted by the terms of the stock transfer restriction agreement. As a result of an additional sale of common shares by the Union VEBA that was made on January 31, 2007 in accordance with the terms of the stock transfer restriction agreement pursuant to an underwritten secondary offering involving the Union VEBA and certain other selling stockholders, the Union VEBA was prohibited from making any additional sales of common shares until June 6, 2009 without the prior consent of our Board of Directors.

Effects of the IRS Ruling.  The stock transfer restriction agreement contemplated that a ruling would be sought from the IRS that, for purposes of Section 382 of the Code, we could treat the Union VEBA as having received 8,809,900 rather than 11,439,900 common shares pursuant to our plan of reorganization. On May 2, 2007, we received the IRS ruling, which was to that effect. As a result of the IRS ruling, under the stock transfer restriction agreement, the number of common shares that generally may be sold by the Union VEBA during any 12-month period is reduced from 1,715,985 to 1,321,485 and the next date on which the Union VEBA may sell common shares without the prior consent of our Board of Directors is January 31, 2009 rather than June 6, 2009.

Preserving our federal income tax attributes affects our ability to issue new common shares because such issuances must be considered in determining whether an ownership change has occurred under Section 382 of the Code. The IRS ruling increased the number of common shares that we can currently issue without potentially impairing our ability to use our federal income tax attributes. Immediately following the completion of the underwritten secondary offering by the Union VEBA and certain other selling stockholders on January 31, 2007, based on our original Section 382 treatment of the common shares acquired by the Union VEBA pursuant to our plan of reorganization, we could have issued approximately 4,000,000 common shares without potentially impairing our ability to use our federal income tax attributes. As a result of the IRS ruling, we can currently issue approximately 17,400,000 common shares without potentially impairing our ability to use our federal income tax attributes. However, additional sales by the Union VEBA could, and other 5% transactions would, decrease the number of common shares we can issue without impairing our ability to use our federal income tax attributes. Similarly, any issuance of common shares by us would limit the number of shares that could be transferred in 5% transactions (other than sales permitted to be made by the Union VEBA under the stock transfer restriction agreement without the consent of our Board of Directors). If at any time we were to issue the maximum number of common shares that we could possibly issue without potentially impairing our ability to use of our federal income tax attributes, there could be no 5% transactions (other than sales by the Union VEBA permitted under the stock transfer restriction agreement without the consent of our Board of Directors) during the 36-month period thereafter.

Item 6.	Exhibits

10.1		Consulting Agreement between Kaiser Aluminum Fabricated Products, LLC (“KAFP”) and Daniel D. Maddox (“Maddox”) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated as of March 30, 2007, filed by the Company, File No. 0-52105).
10.2		Release between KAFP and Maddox (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated as of March 30, 2007, filed by the Company, File No. 0-52105).
10.3		Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated as of June 6, 2007, filed by the Company, File No. 0-52105).
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Joseph P. Bellino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Joseph P. Bellino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Kaiser Aluminum Corporation

/s/  Joseph P. Bellino
Joseph P. Bellino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Lynton J. Rowsell
Lynton J. Rowsell
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 14, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Consulting Agreement between Kaiser Aluminum Fabricated Products, LLC (“KAFP”) and Daniel D. Maddox (“Maddox”) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, dated as of March 30, 2007, filed by the Company, File No. 0-52105).
10.2	Release between KAFP and Maddox (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated as of March 30, 2007, filed by the Company, File No. 0-52105).
10.3	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K, dated as of June 6, 2007, filed by the Company, File No. 0-52105).
*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Joseph P. Bellino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Joseph P. Bellino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.