Form 10-Q
period 2007-09-30
KAISER ALUMINUM CORP
filed 2007-11-14
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 20,581,313 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In millions of dollars, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$101.4	$50.0
Receivables:
Trade, less allowance for doubtful receivables of $2.0 at both September 30, 2007 and December 31, 2006	112.1	98.4
Due from affiliate	—	1.3
Other	4.8	6.3
Inventories	193.7	188.1
Prepaid expenses and other current assets	13.8	40.8

Total current assets	425.8	384.9
Investment in and advances to unconsolidated affiliate	43.9	18.6
Property, plant, and equipment — net	205.9	170.3
Net assets in respect of VEBAs	90.3	40.7
Other assets	39.6	40.9

Total	$805.5	$655.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65.3	$73.2
Accrued salaries, wages, and related expenses	34.6	39.4
Other accrued liabilities	34.0	47.6
Payable to affiliate	19.8	16.2

Total current liabilities	153.7	176.4
Long-term liabilities	68.2	58.3
Long-term debt	50.0	50.0

	271.9	284.7
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01, 45,000,000 shares authorized; 20,588,477 shares issued and 20,581,313 shares outstanding at September 30, 2007; 20,525,660 shares issued and outstanding at December 31, 2006
	.2	.2
Additional capital	565.6	487.5
Retained earnings	95.4	26.2
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 5,472,665 shares and 6,291,945 shares at September 30, 2007 and December 31, 2006, respectively	(131.4)	(151.1)
Accumulated other comprehensive income	4.4	7.9
Treasury stock, at cost, 7,164 shares at September 30, 2007	(.6)	—

Total stockholders’ equity	533.6	370.7

Total	$805.5	$655.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME

		Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
		Period from			Period from	Predecessor
		July 1, 2006		Nine Months	July 1, 2006	Period from
	Quarter Ended	through	Predecessor	Ended	through	January 1,
	September 30,	September 30,	July 1,	September 30,	September 30,	2006
	2007	2006	2006	2007	2006	to July 1, 2006
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$366.7	$331.4	$—	$1,144.0	$331.4	$689.8

Costs and expenses:
Cost of products sold	303.3	291.8	—	954.4	291.8	596.4
Depreciation and amortization	3.0	2.8	—	8.3	2.8	9.8
Selling, administrative, research and development, and general	17.8	18.0	—	56.0	18.0	30.3
Other operating (benefits) charges, net	(1.4)	(2.9)	—	(13.7)	(2.9)	.9

Total costs and expenses	322.7	309.7	—	1,005.0	309.7	637.4

Operating income	44.0	21.7	—	139.0	21.7	52.4
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $47.4 for the period from January 1, 2006 to July 1, 2006)	(1.0)	—	—	(2.2)	—	(.8)
Reorganization items	—	—	3,105.3	—	—	3,090.3
Other — net	1.8	.9	—	4.1	.9	1.2

Income before income taxes and discontinued operations	44.8	22.6	3,105.3	140.9	22.6	3,143.1
Provision for income taxes	(20.0)	(8.3)	—	(64.3)	(8.3)	(6.2)

Income from continuing operations	24.8	14.3	3,105.3	76.6	14.3	3,136.9
Income from discontinued operations, net of income taxes	—	—	—	—	—	4.3

Net income	$24.8	$14.3	$3,105.3	$76.6	$14.3	$3,141.2

Earnings per share — Basic:
Income from continuing operations	$1.24	$.72	$38.98	$3.83	$.72	$39.37

Income from discontinued operations	$—	$—	$—	$—	$—	$.05

Net income per share	$1.24	$.72	$38.98	$3.83	$.72	$39.42

Earnings per share — Diluted (same as basic for Predecessor):
Income from continuing operations	$1.22	$.72		$3.77	$.72

Income from discontinued operations	$—	$—		$—	$—

Net income per share	$1.22	$.72		$3.77	$.72

Weighted average number of common shares outstanding (000):
Basic	20,026	20,002	79,672	20,010	20,002	79,672

Diluted	20,326	20,029	79,672	20,291	20,029	79,672

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

				Common Stock
				Owned by
				Union VEBA	Accumulated
			Retained	Subject to	Other
	Common	Additional	Earnings	Transfer	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Restrictions	Income (Loss)	Stock	Total
	(Unaudited)
	(In millions of dollars, except share amounts)

BALANCE, December 31, 2005- Predecessor	$.8	$538.0	$(3,671.2)	$—	$(8.8)	$	(3,141.2)
Net income (same as Comprehensive income) — Predecessor	—	—	35.9	—	—	—	35.9

BALANCE, June 30, 2006-Predecessor	.8	538.0	(3,635.3)	—	(8.8)	—	(3,105.3)
Cancellation of Predecessor common stock	(.8)	.8	—	—	—	—	—
Issuance of Successor common stock (20,000,000 shares) to creditors	.2	480.2	—	—	—	—	480.4
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 6,291,945 shares	—	—	—	(151.1)	—	—	(151.1)
Plan and fresh start adjustments	—	(538.8)	3,635.3	—	8.8	—	3,105.3

BALANCE, July 1, 2006	.2	480.2	—	(151.1)	—	—	329.3

Net income	—	—	26.2	—	—	—	26.2
Benefit plan adjustments not recognized in earnings	—	—	—	—	7.9	—	7.9

Comprehensive income	—	—	—	—	—	—	34.1
Issuance of 4,273 shares of common stock to directors in lieu of annual retainer fees	—	.2	—	—	—	—	.2
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	3.3	—	—	—	—	3.3
Amortization of unearned equity compensation	—	3.8	—	—	—	—	3.8

BALANCE, December 31, 2006	$.2	$487.5	$26.2	$(151.1)	$7.9	$—	$370.7
Net income	—	—	76.6	—	—	—	76.6
Foreign currency translation adjustment	—	—	—	—	(3.5)	—	(3.5)

Comprehensive income							73.1
Removal of transfer restrictions on 819,280 shares of common stock owned by Union VEBA, net of income taxes of $5.0	—	23.0	—	19.7	—	—	42.7
Recognition of pre-emergence tax benefits in accordance with fresh start accounting (including tax benefits of $15.9 for the quarter ended September 30, 2007)	—	48.1	—	—	—	—	48.1
Equity compensation recognized by an unconsolidated affiliate	—	.2	—	—	—	—	.2
Repurchase of 3,862 shares of common stock from former employee and 3,302 shares of common stock from employees on vesting of restricted stock	—	—	—	—	—	(.6)	(.6)
Issuance of 3,877 shares of common stock to directors in lieu of annual retainer fees	—	.3	—	—	—	—	.3
Common stock cash dividends	—	—	(7.4)	—	—	—	(7.4)
Amortization of unearned equity compensation (including unearned equity compensation of $2.3 for the quarter ended September 30, 2007)	—	6.5	—	—	—	—	6.5

BALANCE, September 30, 2007	$.2	$565.6	$95.4	$(131.4)	$4.4	$(.6)	$533.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

		Nine Months Ended September 30, 2006
			Predecessor
	Nine Months	Period from	Period from
	Ended	July 1, 2006 to	Jan 1, 2006 to
	September 30,	September 30,	July 1,
	2007	2006	2006
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$76.6	$14.3	$3,141.2
Less income from discontinued operations	—	—	4.3

Income from continuing operations	76.6	14.3	3,136.9
Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operations:
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	48.1	—	—
Depreciation and amortization (including deferred financing costs of $.4, $.1 and $.9, respectively)	8.7	2.9	10.7
Deferred income taxes	.1	—	(.7)
Non-cash equity compensation	6.8	2.3	—
Gain on discharge of pre-petition obligations and fresh start adjustments	—	—	(3,110.3)
Payments pursuant to plan of reorganization	—	—	(25.3)
Net non-cash (benefits) charges in other operating charges and LIFO charges (benefits)	(13.1)	(3.3)	21.7
Gain on sale of real estate	—	—	(1.6)
Equity in income of unconsolidated affiliate, net of distributions	(25.1)	(2.1)	(10.1)
Changes in assets and liabilities:
Decrease (increase) in trade and other receivables	(10.9)	4.3	(18.3)
Decrease (increase) in inventories, excluding LIFO adjustments	2.6	(6.0)	(29.5)
Decrease (increase) in prepaid expenses and other current assets	26.7	6.0	(14.5)
(Decrease) increase in accounts payable	(8.8)	7.3	5.7
(Decrease) increase in other accrued liabilities	(15.0)	(8.6)	4.7
(Decrease) increase in payable to affiliate	3.6	(13.6)	18.2
(Decrease) increase in accrued income taxes	(.5)	6.3	.2
Net cash impact of changes in long-term assets and liabilities	(10.5)	(6.9)	(8.0)
Net cash provided by discontinued operations	—	—	8.5
Other	.1	—	—

Net cash provided (used) by operating activities	89.4	2.9	(11.70)

Cash flows from investing activities:
Decrease in restricted cash	9.4	—	—
Capital expenditures, net of accounts payable of $.9 in 2007 and $1.6 in both the period from July 1, 2006 to September 30, 2006 and the period from January 1, 2006 to July 1, 2006	(43.1)	(11.6)	(28.1)
Net proceeds from sale of real estate	—	—	1.0

Net cash used by investing activities	(33.7)	(11.6)	(27.1)

Cash flows from financing activities:
Borrowings under Term Loan Facility	—	50.0	—
Financing costs	—	(.6)	(.2)
Repurchase of common stock	(.6)	—	—
Cash dividend paid to shareholders	(3.7)	—	—
Other	—	—	1.5

Net cash (used) provided by financing activities	(4.3)	49.4	1.3

Net increase (decrease) in cash and cash equivalents during the period	51.4	40.7	(37.5)
Cash and cash equivalents at beginning of period	50.0	12.0	49.5

Cash and cash equivalents at end of period	$101.4	$52.7	$12.0

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $2.4, $.6 and $1.0, respectively	$2.3	$—	$—

Income taxes paid	$2.2	$.4	$1.2

Supplemental disclosure of non-cash transactions:
Removal of transfer restrictions on common stock owned by Union VEBA (Note 9)	$47.7	$—	$—

Cash dividend declared and unpaid (Note 13)	$3.7	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

The accompanying financial statements include the financial statements of Kaiser Aluminum Corporation(the “Company” or “Kaiser”) both before (the “Predecessor”) and after (the “Successor”) its emergence from chapter 11 bankruptcy in July 2006. Financial information related to the Company after emergence is generally referred to throughout this Report as “Successor” information. Information of the Company before emergence is generally referred to as “Predecessor” information. The financial information of the Successor is not comparable to that of the Predecessor given the impacts of the Plan (as defined below), implementation of fresh start reporting and other factors as more fully described below.

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

Principles of Consolidation and Basis of Presentation.  The consolidated financial statements include the statements of the Company and its wholly owned subsidiaries. Investments in 50%-or-less-owned entities are accounted for primarily by the equity method. The only such affiliate for the periods covered by this report was Anglesey Aluminium Limited (“Anglesey”). Intercompany balances and transactions are eliminated.

The Company’s emergence from chapter 11 and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. Although the Company emerged from chapter 11 bankruptcy on July 6, 2006 (“Effective Date”), the Company adopted “fresh start” accounting as required by the American Institute of Certified Professional Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, effective as of the beginning of business on July 1, 2006. As such, it was assumed that the emergence was completed instantaneously at the beginning of business on July 1, 2006 such that all operating activities during the period from July 1, 2006 through December 31, 2006 are reported as applying to the Successor. The Company believes that this is a reasonable presentation as there were no material transactions between July 1, 2006 and July 6, 2006 that were not related to Kaiser’s Second Amended Plan of Reorganization (the “Plan”). Due to the implementation of the Plan, the application of fresh start accounting and changes in accounting policies and procedures, the financial statements of the Successor are not comparable to those of the Predecessor.

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

Use of Estimates and Assumptions.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operation.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Earnings per Share.  Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the applicable period. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic shares outstanding in the Statement of Consolidated Income because such shares were irrevocably issued and have full dividend and voting rights.

Diluted earnings per share is computed by dividing earnings by the sum of (a) the weighted average number of common shares outstanding during the period and (b) the dilutive effect of potential common share equivalents consisting of non-vested common shares, restricted stock units and stock options (see Note 13).

Restricted Cash.  The Company is required to keep certain amounts on deposit relating to workers’ compensation, collateral for certain letters of credit and other agreements totaling $15.8 and $25.2 at September 30, 2007 and December 31, 2006, respectively. On July 17, 2007, the State of Washington reduced the amount the Company is required to have on deposit with the State by approximately $9.5. The remaining $7.7 on deposit with the State of Washington represents the deposit required to fund existing workers’ compensation claims. Of the restricted cash balance at September 30, 2007 and December 31, 2006, $14.4 and $23.5, respectively, is considered long term and is included in Other assets on the balance sheet.

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

Inventories are stated at the lower of cost or market value. Finished products, work in process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consist of the following:

	September 30,	December 31,
	2007	2006

Fabricated products —
Finished products	$60.1	$61.1
Work in process	79.6	72.8
Raw materials	41.2	42.0
Operating supplies and repairs and maintenance parts	12.7	12.1

	193.6	188.0
Commodities — Primary aluminum	.1	.1

	$193.7	$188.1

As stated above, the Company determines cost for substantially all of its product inventories on a LIFO basis. All Predecessor LIFO layers were eliminated in connection with the application of fresh start accounting. The Successor applies LIFO differently than the Predecessor in that the Successor views each quarter on a standalone year to date basis for computing LIFO, whereas the Predecessor recorded LIFO amounts with a view to the entire fiscal year which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or the second half of the year. The Company recorded a net non-cash LIFO benefit of approximately $10.2 and $8.2 during the quarter and nine month periods ended September 30, 2007, respectively. The Company recorded a non-cash LIFO benefit (charge) of approximately $(21.7) for the period from January 1, 2006 to July 1, 2006 and $3.3 for the period from July 1, 2006 through September 30, 2006. These amounts are primarily a result of changes in metal prices and, in 2007, changes in inventory volumes.

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

Given the recent strength in demand for many types of fabricated aluminum products and primary aluminum, the Company has a larger volume of raw materials, WIP and finished goods than is its historical average, and the price for such goods that was reflected in the opening inventory balance at the Effective Date, given the application of fresh start accounting, is higher than long term historical averages. As such, with the inevitable ebb and flow of business cycles, non-cash LIFO charges and potential lower of cost and market adjustments will result when inventory levels drop and/or margins compress. Such adjustments could be material to results in future periods.

3.	Investment In and Advances To Unconsolidated Affiliate

The Company has a 49% ownership interest in Anglesey, which owns an aluminum smelter at Holyhead, Wales. The Company accounts for its 49% ownership in Anglesey using the equity method. The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold. The income tax effects of the Company’s equity in income are included in the Company’s income tax provision.

The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. For Anglesey to be able to operate past September 2009, when its current power contract expires, Anglesey will have to secure power at prices that make its operation viable. No assurances can be provided that Anglesey will be

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

successful in this regard. In addition, given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash available for future cash requirements, Anglesey removed the temporary suspension of dividends and declared a dividend in August 2007. The dividend in respect of the Company’s ownership interests in the amount of $4.4 was received in August 2007 resulting in a reduction of Investment in unconsolidated affiliate. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows: 2006 — $11.8, 2005 — $9.0, 2004 — $4.5, 2003 — $4.3 and 2002 — $6.0. No assurance can be given that Anglesey will not suspend dividends again in the future.

The following table shows a summary of Anglesey’s selected operating results for the quarter and nine months ended September 30, 2007 and 2006:

				Nine Months Ended September 30,
				Period from	Predecessor
				July 1,	Period from
				2006	January 1,
	Quarter Ended		Nine Months Ended	through	2006
	September 30,		September 30,	September 30,	to July 1,
	2007	2006	2007	2006	2006
Net sales	$108.5	$103.1	$314.7	$103.1	$170.1

Gross profit	$23.7	$30.5	$73.9	$30.5	$38.0

Net income	$17.1	$21.5	$52.8	$21.5	$26.8

Company’s equity income(1)	$9.7	$13.0	$29.7	$13.0	$11.0

(1)	The Company’s equity income differs from the summary net income due to equity method accounting adjustments and applying GAAP.

At September 30, 2007 and December 31, 2006, the receivables from Anglesey were none and $1.3, respectively.

As a result of fresh start accounting, the Company decreased its investment in Anglesey at the Effective Date by $11.6 (see Note 2 of Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). The $11.6 difference between the Company’s share of Anglesey’s equity and the investment amount reflected in the Company’s balance sheet is being amortized (included in Cost of products sold) over the period from July 2006 to September 2009, the end of the current power contract. The non-cash amortization was approximately $.9 and $2.7 for the quarter and nine month periods ended September 30, 2007, respectively. At September 30, 2007, the remaining unamortized amount was $7.1.

In the nine months ended September 30, 2007, the Company recorded a $.2 charge for share-based equity compensation for employees of Anglesey who participate in the employee share savings plan of its parent (“Rio Tinto”). The $.2 has been recognized as a reduction in the equity in earnings of Anglesey for the nine months ended September 30, 2007. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, this transaction has been accounted for as a capital transaction of Anglesey. As a result, the Company increased its Additional capital for the nine months ended September 30, 2007 by $.2 rather than adjust its Investment in and advances to unconsolidated affiliate.

4.	Conditional Asset Retirement Obligations

The Company has conditional asset retirement obligations (“CAROs”) at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) at certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all. Nonetheless, the retroactive application of FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Assets Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”) resulted in the Company recognizing, a Long-term liability of approximately $2.5 at December 31, 2005.

The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the nine months ended September 30, 2007. The Company’s results for the nine month periods ended September 30, 2007 and September 30, 2006, included an incremental accretion of the estimated liability of $.2 and $.1, respectively (recorded in Cost of products sold). The estimated fair value of the CARO at September 30, 2007 was $3.0.

Anglesey (see Note 3) also recorded CARO liabilities of approximately $15.0 and $9.0 in its financial statements as of December 31, 2005 and March 31, 2007, respectively. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with GAAP treatment. The Company adjusted its equity in earnings for Anglesey for the quarters ended September 30, 2007 and September 30, 2006 by $.3 and $.1, respectively, and for the nine month period ended September 30, 2007, periods from January 1, 2006 to July 1, 2006 and from July 1, 2006 through September 30, 2006 by $1.0, $.3 and $.1, respectively, to reflect the impact of applying GAAP with respect to the Anglesey CARO liability.

For purposes of the Company’s fair value estimates, a credit adjusted risk free rate of 7.5% was used.

5.  Property, Plant and Equipment

The major classes of property, plant, and equipment are as follows:

	September 30,	December 31,
	2007	2006

Land and improvements	$12.8	$12.8
Buildings	20.1	18.6
Machinery and equipment	140.9	92.3
Construction in progress	45.7	51.9

	219.5	175.6
Accumulated depreciation	(13.6)	(5.3)

Property, plant, and equipment, net	$205.9	$170.3

Approximately $37.2 of the Construction in progress at September 30, 2007, relates to the Company’s Spokane, Washington facility (see Note 10).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	September 30,	December 31,
	2007	2006

Current derivative assets (Note 11)	$8.1	$29.8
Short term restricted cash	1.4	1.7
Prepaid expenses	4.3	9.3

Total	$13.8	$40.8

Other Assets

Other assets were comprised of the following:

	September 30,	December 31,
	2007	2006

Derivative assets (Note 11)	$22.5	$13.4
Restricted cash	14.4	23.5
Other	2.7	4.0

Total	$39.6	$40.9

Other Accrued Liabilities

Other accrued liabilities were comprised of the following:

	September 30,	December 31,
	2007	2006

Current derivative liabilities (Note 11)	$10.6	$25.4
Accrued income taxes, taxes payable and FIN 48 liabilities	4.0	9.8
Accrued bank overdraft — see below	9.1	2.8
Dividend payable	3.7	—
Other	6.6	9.6

Total	$34.0	$47.6

The accrued bank overdraft balance at September 30, 2007 and December 31, 2006 represents uncleared cash disbursements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Liabilities

Long-term liabilities were comprised of the following:

	September 30,	December 31,
	2007	2006

Deferred tax and FIN 48 liabilities	$35.0	$17.1
Workers’ compensation accruals	17.1	17.4
Environmental accruals	5.8	6.7
Derivative liabilities (Note 11)	3.4	5.4
Asset retirement obligations	3.0	2.9
Other long term liabilities	3.9	8.8

Total	$68.2	$58.3

7.	Secured Debt and Credit Facilities

Long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006

Revolving Credit Facility	$—	$—
Term Loan Facility	50.0	50.0

Total	$50.0	$50.0

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

Concurrent with the execution of the Revolving Credit Facility, the Company also entered into a Term Loan and Guaranty Agreement with a group of lenders (the “Term Loan Facility”). The Term Loan Facility provides for a $50.0 term loan and is guaranteed by the Company and certain of its domestic operating subsidiaries. The Term Loan Facility was fully drawn on August 4, 2006. The Term Loan Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Term Loan Facility bear interest at a rate equal to either a premium over a base prime rate or LIBOR, at the Company’s option. At September 30, 2007, the average interest rate applicable to borrowings under the Term Loan Facility was 9.7%.

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

At September 30, 2007, there were no borrowings outstanding under the Revolving Credit Facility, there were approximately $15.5 outstanding letters of credit and there was $50.0 outstanding under the Term Loan Facility.

8.	Income Tax Matters

Tax Provision.  The (provision) benefit for income taxes for the quarters and nine month periods ended September 30, 2007 and 2006 consisted of:

Quarters ended September 30, 2007 and 2006:

		Three Months Ended
		September 30, 2006
		Period from
		July 1, 2006
	Quarter Ended	through	Predecessor
	September 30,	September 30,	July 1,
	2007	2006	2006
Domestic	$ (15.0)	$(2.7)	$—
Foreign	(5.0)	(5.6)	—

Total	$(20.0)	$(8.3)	$—

Nine months ended September 30, 2007 and 2006:

		Nine Months Ended
		September 30, 2006
			Predecessor
		Period from	Period from
		July 1,	January 1,
		2006	2006
	Nine Months Ended	through	through
	September 30,	September 30,	July 1,
	2007	2006	2006
Domestic	$ (48.5)	$(2.7)	$.8
Foreign	(15.8)	(5.6)	(7.0)

Total	$(64.3)	$(8.3)	$(6.2)

The income tax provision for the nine month period ended September 30, 2007 was $64.3, with an effective tax rate of 45.6%. The effective tax rate of 45.6% was impacted by several factors including:

•	The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold. The income tax effects of the Company’s equity in income are included in the tax provision. This resulted in $11.5 being included in the income tax provision, increasing the effective tax rate by approximately 8%.

•	Benefits associated with any reduction of the valuation allowance are first utilized to reduce intangible assets, with any excess being recorded as an adjustment to Stockholders’ equity. This resulted in $48.4 being included in the income tax provision, increasing the effective tax rate by approximately 34%.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The impact on unrecognized tax benefits, including interest and penalties, increased the income tax provision by $2.7 and the effective tax rate by approximately 2%.

•	The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $3.5 currency translation adjustment that was recorded in Accumulated other comprehensive income.

•	There was a favorable geographical distribution of income.

Deferred Income Taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had not yet completed the determination of the net operating loss (“NOL”) carryforwards related to its emergence from chapter 11 bankruptcy and was only able to estimate its NOL carryforwards at December 31, 2006 due to the complexity of the tax analyses. During the quarter ended September 30, 2007, the Company completed its remaining tax analyses for its 2006 federal tax return and ultimately determined that the NOL carryforwards at December 31, 2006 were $890.9. See Note 6 of Notes to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2006.

Although the Company had approximately $981 of tax attributes, including the NOL carryforwards discussed above, available at December 31, 2006 to offset the impact of future income taxes, the Company does not meet the “more likely than not” criteria for recognition of such attributes primarily because the Company does not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance is first utilized to reduce intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. Therefore, despite the existence of such tax attributes, the Company expects to record a full statutory tax provision in future periods and, accordingly, the benefit of any tax attributes realized will only affect future balance sheets and statements of cash flows. If the Company ultimately determines that it meets the “more likely than not” recognition criteria, the amount of NOL carryforwards and other deferred tax assets would be recorded on the balance sheet and would be recorded as an adjustment to Stockholders’ equity.

Foreign taxes primarily represent Canadian income taxes and United Kingdom income taxes in respect of the Company’s ownership in Anglesey. The provision for income tax is based on an assumed effective rate for each applicable period.

Other.  The Company and its subsidiaries file income tax returns in the US federal jurisdiction and various states and foreign jurisdictions. The Company’s federal income tax return for the 2004 tax year is currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will have a material effect on its financial condition or results of operations. The Canada Revenue Agency audited and issued assessment notices for 1998 and 1999 for which Notices of Objection have been filed. The 2000 to 2004 tax years are currently under audit by the Canada Revenue Agency. The Company currently does not expect that the results of these examinations to have a material effect on its financial condition or results of operations. Certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.

No US federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiaries at September 30, 2007. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for US federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

The Company has unrecognized tax benefits of $17.1 and $14.6 at September 30, 2007 and December 31, 2006, respectively. The change in the nine month period ended September 30, 2007 was primarily due to currency

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fluctuations. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. During the quarter and nine month periods ended September 30, 2007, the Company recognized approximately $.7 and $2.4, respectively, in interest and penalties. The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $3.5 currency translation adjustment that was recorded in Accumulated other comprehensive income. Additionally, the Company had approximately $8.2 and $4.7 accrued at September 30, 2007 and December 31, 2006, respectively, for interest and penalties. The Company does not anticipate that it will have a change in unrecognized tax benefits for the next twelve months that would have a material impact on the Company’s earnings.

In connection with the sale of the Company’s interests in and related to Queensland Alumina Limited (“QAL”), the Company made payments totaling approximately $8.5 for alternative minimum tax (“AMT”) in the United States (approximately $8.0 of Federal AMT and approximately $.5 of state AMT). Such payments were made in the fourth quarter of 2005. Upon completion of the Company’s 2005 federal income tax return, the Company determined that approximately $1.0 of AMT was overpaid and was refundable. The Company applied for the refund in the 2005 federal income tax return filed in September 2006 and received the refund in October 2006. The Company believed that the remainder of the United States AMT amounts paid in respect of the sale of interests should, in accordance with the Intercompany Settlement Agreement entered into in connection with the Company’s chapter 11 bankruptcy, be reimbursed to the Company from the funds held by the liquidating trustee for the plan of liquidation of two former subsidiaries of the Company (Kaiser Alumina Australia Corporation and Kaiser Finance Corporation). A claim for reimbursement of $7.2 was made in January 2007. In May 2007, the liquidating trust approved the claim and the Company received the $7.2 reimbursement, which amount was recorded as a benefit in Other operating benefits (charges), net in the second quarter of 2007 (see Note 12).

9.	Employee Benefit and Incentive Plans

• Equity Based Compensation

General.  Upon the Company’s emergence from chapter 11 bankruptcy, the 2006 Equity and Performance Incentive Plan (the “Equity Incentive Plan”) became effective. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016. No grants will be made after that date, but all grants made on or prior to that date will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination.

Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan.

Compensation charges related to the Equity Incentive Plan for the quarter ended September 30, 2007, were $2.3, of which $2.2 related to vested and non-vested common shares and restricted stock units and $.1 related to stock options. During the nine month period ended September 30, 2007, compensation charges related to the Equity Incentive Plan were $6.8, of which $6.6 related to vested and non-vested common shares and restricted stock units and $.2 related to stock options. Compensation charges related to the Equity Incentive Plan for the quarter and nine month period ended September 30, 2006, were $2.3 all of which related to vested and non-vested common shares. The total charges for all periods were included in Selling, administrative, research and development and general expense.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2007, 1,603,649 common shares were available for additional awards under the Equity Incentive Plan.

Non-vested Common Shares and Restricted Stock Units.  In April 2007, the Company issued 54,381 non-vested common shares and granted 1,260 restricted stock units to executive officers and other key employees. The shares and the restricted stock units are subject to a three year vesting requirement that lapses on April 3, 2010. The fair value of the shares issued, after assuming a 5% forfeiture rate, of $4.1 is being amortized to expense over a three year period on a ratable basis. The restricted stock units have rights similar to the rights of non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. The restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. The fair value of the restricted stock units issued, after assuming a 5% forfeiture rate, of $.1 is being amortized to expense over the vesting period on a ratable basis.

In June 2007, the Company granted 7,281 non-vested common shares to its non-employee directors. The shares are subject to a one year vesting requirement that lapses on June 6, 2008. The fair value of the shares granted of $.5 is being amortized to expense over a one year period on a ratable basis. An additional 3,877 common shares were issued to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fee. The fair value of the shares of $.3, based on the fair value of the shares at date of issuance, was recognized in earnings in the nine months ended September 30, 2007 as a period expense.

The fair value of the non-vested common shares and restricted stock units is determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the quarter and nine month periods ended September 30, 2007 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighed-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Units	Fair Value

Quarter —
Outstanding at July 1, 2007	569,841	$46.21	4,959	$66.58
Granted	—	—	—	—
Vested	(16,641)	42.32	—	—
Forfeited	(1,966)	57.30	—	—

Outstanding at September 30, 2007	551,234	$46.29	4,959	$66.58

Nine Month Period —
Outstanding at January 1, 2007	521,387	$42.20	3,699	$62.00
Granted	61,662	79.31	1,260	80.01
Vested	(29,093)	42.26	—	—
Forfeited	(2,722)	53.10	—	—

Outstanding at September 30, 2007	551,234	$46.29	4,959	$66.58

Under the Equity Incentive Plan, the Company allows participants to elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising on the vesting of non-vested shares, restricted stock units and stock options. When the Company withholds the shares, it is required to remit to the appropriate taxing authorities the fair value of the shares withheld. During the quarter and nine months ended September 30, 2007, 3,302 and 7,164 shares, respectively, (which are included in vested shares in the above tables) were withheld upon the vesting of common shares. The fair value of the common shares withheld of $.3 and $.6 have

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been charged to Treasury stock in the quarter and nine months ended September 30, 2007, respectively, as such shares were purchased by the Company and not cancelled at September 30, 2007.

As of September 30, 2007, there was $15.7 of unrecognized compensation cost related to non-vested common shares and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options.  On April 3, 2007, the Company granted options to purchase 25,137 of its common shares to executive officers and other key employees with a contractual life of ten years.

The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed on a straight line basis over the vesting period of the stock options. Due to the Company’s short trading history for its common shares since emergence from chapter 11 bankruptcy on July 6, 2006, expected volatility could not be reliably calculated based on the historical volatility of the common shares. As such, the Company has determined volatility for use in the Black-Sholes option-pricing model using the volatility of the stock of a number of similar public companies over a period equal to the expected option life of six years. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon US Treasury bond on the date the stock option is awarded. The Company uses historical data to estimate employee terminations and the simplified method to estimate the expected option life within the valuation model.

The significant weighted average assumptions used in determining the grant date fair value of the option awards granted on April 3, 2007 were as follows:

Dividend yield	—%
Volatility rate	45%
Risk-free interest rate	4.59%
Expected option life (years)	6.0

Prior to April 3, 2007, the Company had no outstanding options to purchase common shares. A summary of the Company’s stock option activity for the nine months ended September 30, 2007 is as follows:

Weighted-
Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(In years)	(In millions)

Outstanding at April 1, 2007	—	$—
Grants	25,137	80.01
Forfeited	—	—
Exercise	—	—

Outstanding at September 30, 2007	25,137	$80.01	9.50	$—

Expected to vest at September 30, 2007 (assuming a 5% forfeiture rate)	23,880	$80.01	9.50	$—

Exercisable at September 30, 2007	—	$—	—	$—

The weighted average fair value of the options granted during the nine months ended September 30, 2007 was $39.90. At September 30, 2007, there was $0.8 of unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.5 years.

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

During the first quarter of 2007, 6,281,180 common shares were sold to the public by existing stockholders pursuant to a registered offering. The Company did not sell any shares in, and did not receive any proceeds from, the offering. The Union VEBA was one of the selling stockholders and, after the offering, now owns approximately 26.6% of the outstanding common shares as of September 30, 2007. Of the 3,337,235 shares sold by the Union VEBA in the offering, 819,280 common shares were unable to be sold without the Company’s approval under an agreement restricting the Union VEBA’s ability to sell or otherwise transfer its common shares. However, during the first quarter of 2007, the Union VEBA received approval from the Company to include such shares in the offering.

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

In September 2007, the Board of Directors approved a request by the Union VEBA to sell up to an additional 627,200 restricted shares subject to certain conditions which were fulfilled in October 2007. As such, during October 2007 the restrictions on the 627,200 shares were relieved and the Company will account for this in the fourth quarter in a manner consistent with the treatment of the 819,280 previously restricted shares discussed above.

The Company’s VEBA obligation is an annual variable cash contribution. The annual contribution to the Union VEBA and another VEBA for the benefit of salaried retirees (collectively, the “VEBAs”) will be 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable no later than 15 days following the date of filing of the Company’s Annual Report on Form 10-K. During the reorganization process, $49.7 of contributions were made to the VEBAs, of which $12.7 was available at December 31, 2006 to reduce post emergence payments that become due pursuant to the annual variable cash contribution obligation. The $12.7 carryforward amount was reduced by $1.9, the amount of contribution obligation for the period from July 1, 2006 to December 31, 2006, leaving approximately $10.8 available at September 30, 2007 to reduce future annual variable cash payments.

Future payments of annual variable contributions will first be applied to reduce any individual VEBA obligations recorded in the Company’s balance sheet at that time. Any remaining amount of annual variable contributions in excess of recorded obligations will be recorded as a VEBA asset in the balance sheet. No accounting recognition has been accorded at this time to the $10.8 of remaining excess pre-emergence VEBA contributions available at September 30, 2007 to reduce future annual variable cash payments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Components of Net Periodic Benefit Cost and Cash Flow and Charges

The following tables present the components of net periodic pension benefits cost for the quarter and nine month periods ended September 30, 2007 and 2006:

		Quarter Ended
		September 30,
		2006
		Period from
		July 1,
		2006
		through	Predecessor
	Quarter Ended	September 30,	July 1,
	September 30, 2007	2006	2006
VEBA:
Service cost	$.4	$.3	$—
Interest cost	3.8	4.0	—
Expected return on plan assets	(4.8)	(4.0)	—

	(.6)	.3	—
Defined benefit pension plans (including service costs of $.2 and $— in 2006)	—	.2	—
Defined contributions plans	2.3	1.7	—

	$1.7	$2.2	$—

		Nine Months Ended
		September 30,
		2006
		Period from	Predecessor
		July 1,	Period from
		2006	January 1,
		through	2006
	Nine Months Ended	September 30,	to July 1,
	September 30, 2007	2006	2006
VEBA:
Service cost	$1.1	$.3	$—
Interest cost	11.6	4.0	—
Expected return on plan assets	(14.6)	(4.0)	—

	(1.9)	.3	—
Defined benefit pension plans (including service costs of $.2 and $.6 in 2006)	—	.2	.8
Defined contributions plans	7.4	1.7	4.1

	$5.5	$2.2	$4.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the allocation of these charges:

		Quarter Ended
		September 30,
		2006
		Period from
		July 1,
		2006
		through	Predecessor
	Quarter Ended	September 30,	July 1,
	September 30, 2007	2006	2006
Fabricated Products segment	$2.1	$1.8	$—
Corporate and Other segment	(.4)	.4	—

	$1.7	$2.2	$—

		Nine Months Ended
		September 30,
		2006
		Period from	Predecessor
		July 1,	Period from
		2006	January 1,
		through	2006
	Nine Months Ended	September 30,	to July 1,
	September 30, 2007	2006	2006
Fabricated Products segment	$6.7	$1.8	$4.5
Corporate and Other segment	(1.2)	.4	.4

	$5.5	$2.2	$4.9

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

10.	Commitments and Contingencies

Commitments.  The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 11), letters of credit and guarantees. They also have agreements to supply alumina to and to purchase aluminum from Anglesey (see Note 3). During the third quarter of 2005, August 2006 and June 2007, orders were placed for certain equipment and/or services intended to augment the heat treat and aerospace capabilities at the Company’s Trentwood facility in Spokane, Washington. The Company expects the total costs for such equipment and services to be approximately $139. Approximately $100.6 of such costs were incurred from inception of the Trentwood project through the end of third quarter of 2007. The balance is expected to be incurred primarily during the remainder of 2007 and 2008.

Minimum rental commitments under operating leases at December 31, 2006, were as follows: years ending December 31, 2007 — $3.0; 2008 — $2.4; 2009 — $2.1; 2010 — $1.0; 2011 — $.7; thereafter — $.1.

Environmental Contingencies.  The Company and its subsidiaries are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.

A substantial portion of the Company’s pre-emergence obligations, primarily in respect of non-owned locations, was resolved by the chapter 11 proceedings. Based on the Company’s evaluation of the remaining environmental matters, the Company has environmental accruals totaling $7.9 at September 30, 2007. Such

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $.6 in the last quarter of 2007, $2.0 in 2008, $1.7 in 2009, $2.5 in 2010 and $1.1 in 2011 and thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.8. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

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

11.	Derivative Financial Instruments and Related Hedging Programs

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

The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the nine months ended September 30, 2007, the period from January 1, 2006 to July 1, 2006 and the period from July 1, 2006 through September 30, 2006 that contained fixed price terms were (in millions of pounds) 155.1, 103.9 and 49.1, respectively.

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

At September 30, 2007, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last quarter of 2007 and for the period 2008 through 2011 totaling approximately (in millions of pounds): 2007 — 88, 2008 — 139, 2009 — 88, 2010 — 86 and 2011 — 77.

The following table summarizes the Company’s material derivative positions at September 30, 2007:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option purchase contracts	1/11 through 12/11	48.9	$9.4
Fixed priced purchase contracts	10/07 through 12/12	191.4	8.6
Fixed priced sales contracts	10/07 through 12/09	78.0	(4.0)

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm)	Value

Pounds Sterling —
Option sales contracts	10/07 through 12/07	£10.5	$—
Fixed priced purchase contracts	10/07 through 12/07	£10.5	3.1
Euro Dollars —
Fixed priced purchase contracts	10/07 through 1/08	€3.9	.2

Notional
		Amount of	Carrying/
		Contracts	Market
Energy	Period	(mmbtu)	Value

Natural gas —
Fixed priced purchase contracts(a)	10/07 through 3/08	1,340,000	$(.7)

(a)	As of September 30, 2007, the Company’s exposure to increases in natural gas prices had been substantially limited for approximately 81% of the natural gas purchases for October 2007 through December 2007 and approximately 46% of natural gas purchases for January 2008 through March 2008.

The Company reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). Included in Net income for the quarter and nine month periods ended September 30, 2007 were realized losses of $2.8 and $1.1, respectively, and unrealized gains of $4.7 and $5.2, respectively. Included in Net income for the period from July 1, 2006 to September 30, 2006 and the nine month period ended September 30, 2006 were realized losses of $3.1 and $.1, respectively, and unrealized gains (losses) of $(.6) and $5.5, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Operating Benefits (Charges), Net

Other operating benefits (charges), net, for the quarter and nine month periods ended September 30, 2007 and 2006, was as follows:

		Quarter Ended
		September 30,
		2006
		Period from
		July 1,
		2006
	Quarter Ended	through	Predecessor
	September 30,	September 30,	July 1,
	2007	2006	2006
Resolution of contingencies relating to sale of property prior to emergence — Corporate (see below)	$1.6	$—	$—
Resolution of a “pre-emergence” contingency — Corporate (see below)	—	3.0	—
Post-emergence chapter 11- related items — Corporate (see below)	(.5)	—	—
Other	.3	(.1)	—

	$1.4	$2.9	$—

		Nine Months Ended
		September 30,
		2006
		Period from	Predecessor
		July 1,	Period from
		2006	January 1,
		through	2006
	Nine Months Ended	September 30,	to July 1,
	September 30, 2007	2006	2006
Reimbursement of amounts paid in connection with sale of Company’s interests in and related to QAL-Corporate:
AMT (Note 8)	$7.2	$—	$—
Professional fees	1.1	—	—
Resolution of a “pre-emergence” contingency — Corporate	—	3.0	—
Pension Benefit Guaranty Corporation (“PBGC”) settlement — Corporate (see below)	1.3	—	—
Non-cash benefit resulting from settlement of a $5 claim by the purchaser of the Gramercy, Louisiana alumina refinery and Kaiser Jamaica Bauxite Company for payment of $.1 — Corporate	4.9	—	—
Resolution of contingencies relating to sale of property prior to emergence — Corporate (see below)	1.6	—	—
Post-emergence chapter 11- related items — Corporate (see below)	(2.5)	—	—
Other	.1	(.1)	(.9)

	$13.7	$2.9	$(.9)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the quarter ended September 30, 2007, certain contingencies related to the sale of the Predecessor’s interest in a smelter in Tacoma, Washington were resolved with the buyer. As a result, approximately $1.6 of the sale proceeds which had been placed into escrow at the time of sale, were released to the Company. At the Effective Date, no value had been ascribed to the funds in escrow as they were deemed to be contingent assets at that time.

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

13.	Earnings Per Share

Basic and diluted earnings per share for the quarters ended September 30, 2007 and 2006 and nine month period ended September 30, 2007 were calculated as follows:

			Nine Months
			Ended
	Quarter Ended September 30,		September 30,
	2007	2006	2007

Numerator:
Net Income	$24.8	$14.3	$76.6

Denominator:
Weighted average common shares outstanding	20,026	20,002	20,010
Effect of dilutive securities:
Non-vested common shares and restricted stock units	300	27	281

Weighted average common shares outstanding, assuming full dilution	20,326	20,029	20,291

Earnings per share:
Basic	$1.24	$.72	$3.83
Diluted	$1.22	$.72	$3.77

Options to purchase 25,137 common shares at an average exercise price of $80.01 were outstanding at September 30, 2007. At September 30, 2007, 556,193 non-vested common shares and restricted stock units were outstanding. Diluted income per share reflects the potential dilutive effect of options to purchase common shares and non-vested common shares and restricted stock units using the treasury stock method. Options to purchase 25,137 common shares for the quarter and nine month periods ended September 30, 2007 were excluded from the weighted average diluted shares computation because their inclusion would have been anti-dilutive. Additionally, for the quarters ended September 30, 2007 and 2006 and the nine month period ended September 30, 2007, 256,147, 495,016 and 274,990 non-vested common shares and restricted stock units were excluded from the average share computation, respectively, because their inclusion would be anti-dilutive.

On June 27, 2007, the Company’s Board of Directors declared an initial quarterly cash dividend of $.18 per share. The dividend (approximately $3.7) was paid in August to stockholders of record at the close of business on July 27, 2007.

On September 12, 2007, the Company’s Board of Directors declared a second quarterly cash dividend of $.18 per share. The dividend (approximately $3.7) will be payable on November 16, 2007 to stockholders of record at the close of business on October 26, 2007.

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

Financial information by operating segment, excluding discontinued operations, for the quarters and nine month periods ended September 30, 2007 and 2006 is as follows:

		Three Months Ended September 30,			Nine Months Ended September 30,
		Period from			Period from	Predecessor
		July 1,			July 1,	Period from
	Quarter	2006		Nine Months	2006	January 1,
	Ended	through	Predecessor	Ended	through	2006
	September 30,	September 30,	Period July 1,	September 30,	September 30,	to July 1,
	2007	2006	2006	2007	2006	2006
Net Sales:
Fabricated Products	$316.2	$281.6	$—	$985.3	$281.6	$590.9
Primary Aluminum	50.5	49.8	—	158.7	49.8	98.9

	$366.7	$331.4	$—	$1,144.0	$331.4	$689.8

Segment Operating Income (Loss):
Fabricated Products(1)	$39.8	$29.1	$—	$129.3	$29.1	$61.2
Primary Aluminum	13.4	2.8	—	31.8	2.8	12.4
Corporate and Other	(10.6)	(13.1)	—	(35.8)	(13.1)	(20.3)
Other operating benefits (charges), net —
Note 12	1.4	2.9	—	13.7	2.9	(.9)

	$44.0	$21.7	$—	$139.0	$21.7	$52.4

(1)	Operating results for the quarter and nine month periods ended September 30, 2007 include a LIFO inventory benefit of $10.2 and $8.2, respectively. Operating results for period from July 1, 2006 to September 30, 2006 and the nine month period ended September 30, 2006 include a LIFO inventory benefit (charge) of $3.3 and ($18.4).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Three Months Ended September 30,			Nine Months Ended September 30,
		Period from			Period from	Predecessor
		July 1,			July 1,	Period from
	Quarter	2006	Predecessor	Nine Months	2006	January 1,
	Ended	through	Period	Ended	through	2006
	September 30,	September 30,	July 1,	September 30,	September 30,	to July 1,
	2007	2006	2006	2007	2006	2006
Depreciation and Amortization:
Fabricated Products	$3.0	$2.7	$—	$8.2	$2.7	$9.7
Corporate and Other	—	.1	—	.1	.1	.1

	$3.0	$2.8	$—	$8.3	$2.8	$9.8

		Three Months Ended September 30,			Nine Months Ended September 30,
		Period from			Period from	Predecessor
		July 1,			July 1,	Period from
	Quarter	2006		Nine Months	2006	January 1,
	Ended	through	Predecessor	Ended	through	2006
	September 30,	September 30,	Period July 1,	September 30,	September 30,	to July 1,
	2007	2006	2006	2007	2006	2006
Income Taxes Paid:
Fabricated Products —
United States	$—	$—	$—	$(.1)	$—	$.2
Canada	1.0	.4	—	2.3	.4	1.0

	$1.0	$.4	$—	$2.2	$.4	$1.2

	September 30,	December 31,
	2007	2006

Segment assets
Fabricated Products	$478.9	$434.4
Primary Aluminum	94.7	87.8
Corporate and Other (including Cash and cash equivalents and Net assets in respect of VEBAs)	231.9	133.2

	$805.5	$655.4

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

Kaiser and 25 of its subsidiaries filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization under chapter 11 of the United States Bankruptcy Code; the Company and 16 of its subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. While in chapter 11, the Company and its subsidiaries continued to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court. The Original Debtors and the Additional Debtors are collectively referred to herein as the “Debtors.” For purposes of this Report, the term “Filing Date” means with respect to any Debtor, the date on which such Debtor filed its chapter 11 proceeding.

On February 6, 2006, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. On May 11, 2006, the United States District Court for the District of Delaware entered an order affirming the Confirmation Order and adopting the Bankruptcy Court’s findings of fact and conclusions of law regarding confirmation of the Plan. On July 6, 2006, the Plan became effective and was substantially consummated, whereupon the Company emerged from chapter 11.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2006, the Company recorded a $5.0 charge as a result of an agreement between the Company and the Bonneville Power Administration (“BPA”) related to a rejected electric power contract (see Note 18). This amount is included in Discontinued operations in the period from January 1, 2006 to July 1, 2006.

During the first quarter of 2006, the Company received a $7.5 payment from an insurer in settlement of certain residual claims the Company had in respect of a 2000 incident at Gramercy (which was sold in 2004). This amount is included in Discontinued operations in the period from January 1, 2006 to July 1, 2006.

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

This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period to period, are (1) particularly material to results, (2) affect costs as a result of external market factors, and (3) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from non-run-rate items.

Emergence from Reorganization Proceedings

From the first quarter of 2002 to June 30, 2006, Kaiser Aluminum Corporation (“Kaiser,” the “Company,” “we” or “us”) and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code under the supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Pursuant to a confirmed plan of reorganization (the “Plan”), Kaiser and its subsidiaries, which owned all of our core fabricated products facilities and operations and a 49% interest in Anglesey Aluminium Limited (“Anglesey”) (which, in turn, owned a smelter in the United Kingdom), emerged from chapter 11 on July 6, 2006 (hereinafter referred to as the “Effective Date”). Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated at June 30, 2006 approximately $4.4 billion) were addressed and resolved. Pursuant to the Plan, all of the equity interests of Kaiser’s pre-emergence stockholders were cancelled without consideration. Equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan. See Notes 2 and 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on Kaiser’s reorganization process and the Plan.

All financial statement information before July 1, 2006 relates to Kaiser before emergence from chapter 11 (sometimes referred to herein as the “Predecessor”). Kaiser after emergence is sometimes referred to herein as the “Successor.” As more fully discussed below, there will be a number of differences between the financial statements before and after emergence that will make comparisons of future and past financial information difficult and may make it more difficult to assess our future prospects based on historical performance.

We also made changes to our accounting policies and procedures as part of the application of “fresh start” accounting as required by the American Institute of Certified Professional Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code and the emergence process. In general, our accounting policies are the same as or similar to those historically used to prepare our financial statements. In certain cases, however, we adopted different accounting principles for, or applied methodologies differently to, our post emergence financial statement information. For instance, we changed our accounting methodologies with respect to inventory accounting. While we still account for inventories on a last-in, first-out (“LIFO”) basis after emergence, the Successor is applying LIFO differently than the Predecessor did in the past. Specifically, we now view each quarter on a standalone basis for computing LIFO; in the past, the Predecessor recorded LIFO amounts with a view to the entire fiscal year, which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or second half of the year.

Results of Operations

Our main line of business is the production and sale of fabricated aluminum products. In addition, we own a 49% interest in Anglesey, which owns and operates an aluminum smelter in Holyhead, Wales.

Our emergence from chapter 11 and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. The table below provides selected operational and financial information on a consolidated basis (unaudited — in millions of dollars, except shipments and prices). The selected operational and financial information after the Effective Date is that of the Successor and is not comparable to that of the Predecessor. However, for purposes of this discussion (in the table below), the Successor’s results for the period from July 1, 2006 through September 30, 2006 have been combined with the Predecessor’s results for July 1, 2006 and are compared to the Successor’s results for the quarter ended September 30, 2007. In addition, the Successor’s results for the period from July 1, 2006 through September 30, 2006 have been combined with the Predecessor’s results for the period from January 1, 2006 to July 1, 2006, together comprising the nine months ended September 30, 2006, and are compared to the Successor’s results for the nine months ended September 30, 2007. Differences between periods due to fresh start accounting are explained when material.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Shipments (millions of pounds):
Fabricated Products	135.2	126.2	413.1	399.7
Primary Aluminum	40.0	40.0	118.6	117.1

	175.2	166.2	531.7	516.8

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.34	$2.23	$2.39	$2.18
Primary Aluminum(2)	$1.26	$1.25	$1.34	$1.27
Net Sales:
Fabricated Products	$316.2	$281.6	$985.3	$872.5
Primary Aluminum	50.5	49.8	158.7	148.7

Total net sales	$366.7	$331.4	$1,144.0	$1,021.2

Segment Operating Income (Loss):
Fabricated Products(3)(4)	$39.8	$29.1	$129.3	$90.3
Primary Aluminum(5)	13.4	2.8	31.8	15.2
Corporate and Other	(10.6)	(13.1)	(35.8)	(33.4)
Other operating benefits (charges), Net(6)	1.4	2.9	13.7	2.0

Total operating income	$44.0	$21.7	$139.0	$74.1

Discontinued operations	$—	$—	$—	$4.3

Reorganization items	$—	$3,105.3	$—	$3,090.3

Net income (loss)	$24.8	$3,119.6	$76.6	$3,155.5

Capital expenditures	$15.4	$11.6	$43.1	$39.7

(1)	Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix and value-added pricing as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Average realized prices for our Primary Aluminum segment (also referred to herein as the “Primary Products” segment) exclude hedging revenues.

(3)	Fabricated Products segment operating results for the quarter and nine month periods ended September 30, 2007 include a non-cash LIFO inventory benefit of approximately $10.2 million and $8.2 million, respectively, and metal losses of approximately $9.7 million and $6.5 million, respectively. Operating results for the quarter and nine month periods ended September 30, 2006 include a non-cash LIFO inventory benefit (charge) of $3.3 million and $(18.4) million, metal loss of approximately $2.7 million and metal gains of approximately $13.9 million, respectively.

(4)	Fabricated Products segment operating results include non-cash mark-to-market gains (losses) on natural gas and foreign currency hedging activities totaling $.4 million and $(1.6) million in the quarters ended September 30, 2007 and 2006, respectively, and $1.7 million and $(2.6) million in the nine month periods ended September 30, 2007 and 2006, respectively. For further discussion regarding mark-to-market matters, see Note 11 of Notes to Interim Consolidated Financial Statements.

(5)	Primary Aluminum segment operating results for the quarters ended September 30, 2007 and 2006 include non-cash mark-to-market gains (losses) on primary aluminum hedging activities of $6.4 million and $.5 million, respectively, and on foreign currency derivatives of $(2.1) million and $.6 million, respectively. Primary Aluminum segment operating results for the nine month periods ended September 30, 2007 and 2006 include non-cash mark-to-market gains (losses) on primary aluminum hedging activities of $8.7 million and $(.3) million, respectively, and on foreign currency derivatives of $(5.2) million and $8.4 million, respectively. For further discussion regarding mark-to-market matters, see Note 11 of Notes to Interim Consolidated Financial Statements.

(6)	See Note 12 of Notes to Interim Consolidated Financial Statements for a discussion of the components of Other operating benefits (charges), net and the business segment to which the items relate.

Overview

Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the markets in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. During 2006 and the first nine months of 2007, the demand for our products for aerospace and defense applications was strong, resulting in higher shipments and improved margins. However, automotive and other ground transportation build rates and overall US industrial demand softened in the second half of 2006 and the first nine months of 2007, and this contributed to softer demand for our products serving ground transportation and other industrial applications.

Changes in primary aluminum prices also affect our Primary Aluminum segment and expected earnings under any firm price fabricated products contracts. However, the impacts of such changes are generally offset by each other or by primary aluminum hedges. Our operating results are also, albeit to a lesser degree, sensitive to changes in prices for power and natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of the possible impacts of the reorganization on our sensitivity to changes in market conditions, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risks, Sensitivity.”

During the nine months ended September 30, 2007, the average London Metal Exchange, or LME, transaction price per pound of primary aluminum was $1.23. During the nine months ended September 30, 2006, the average LME price per pound for primary aluminum was $1.14. The average LME price for the quarters ended September 30, 2007 and September 30, 2006 were $1.16 and $1.13, respectively. At October 31, 2007, the LME price was approximately $1.13 per pound.

Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and Nine Months Ended September 30, 2006

Summary.  We reported net income of $24.8 million for the quarter ended September 30, 2007, compared to a net income of $3,119.6 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, we reported net income of $76.6 million compared to net income of $3,155.5 million for the same period in 2006. Net income for the quarter and nine month period ended September 30, 2006 includes a non-cash gain of $3,110.3 million related to the Plan implementation and application of fresh start accounting. Additionally, both the quarter and year-to-date periods in 2007 and 2006 include a number of other non-run-rate items that are more fully explained below.

Net sales in the quarter ended September 30, 2007 totaled $366.7 million compared to $331.4 million in the quarter ended September 30, 2006. Net sales for the nine month period ended September 30, 2007 totaled $1,144.0 million compared to $1,021.2 million for the nine month period ended September 30, 2006. As more fully discussed below, the increase in revenues for the nine month period of 2007 is primarily the result of the increase in the market price for primary aluminum, which generally increases our cost of products sold, and therefore does not necessarily lead to increased profitability. Further, our hedging activities, while limiting our risk of losses, may limit our ability to participate in price increases. In addition to higher underlying metal prices, the increase in revenues is partly due to increased shipments, favorable product mix and value-added pricing in fabricated products for both the quarter and nine month period ended September 30, 2007.

Fabricated Products.  Net sales of fabricated products increased by 12% to $316.2 million for the third quarter of 2007 as compared to the same period in 2006, primarily due to a 5% increase in average realized prices and a 7% increase in shipments. For the nine month period ended September 30, 2007, net sales of fabricated products increased by 13% to $985.3 million as compared to the same period in 2006 due to a 10% increase in average realized prices and a 3% increase in shipments. The increase in the average realized prices primarily reflects the pass-through to customers of higher underlying primary aluminum prices, a favorable product mix, and improved value-added pricing. Shipments of products for aerospace and defense applications were higher in the quarter and nine months ended September 30, 2007 as compared to the same periods of 2006, reflecting continued strong demand for such products as well as incremental capacity from two new heat treat plate furnaces at our Trentwood facility in Spokane, Washington which were fully operational in the first three quarters of 2007 (see Note 10 of Notes to Interim Consolidated Financial Statements). This was partially offset by lower shipments of products for ground transportation and other industrial applications as compared to the same period of 2006.

Operating income for the third quarter of 2007 of $39.8 million was approximately $10.7 million higher than the same period in the prior year. Operating income for the third quarter of 2007 included favorable impacts from heat treat plate of approximately $9 million from higher shipments and stronger value added pricing compared to the prior year. Additionally, cost performance in the third quarter was favorable to the comparable quarter of 2006. This was largely offset by higher major maintenance expense and other costs.

Non-run-rate items, which are listed below, had a combined approximately $.9 million positive impact on the third quarter of 2007, which is approximately $1.9 million better than the impact of such items on the third quarter of 2006:

•	Metal losses in 2007 (before considering LIFO implications) of approximately $9.7 million, compared to approximately $2.7 million in 2006.

•	A non-cash LIFO inventory benefit of approximately $10.2 million in 2007 compared to approximately $3.3 million in 2006.

•	Mark-to-market gain on energy and foreign currency hedging in 2007 were approximately $.4 million compared to an approximately $1.6 mark-to-market loss in 2006.

Segment operating results for the third quarters of 2007 and 2006 include gains on intercompany hedging activities with the Primary Aluminum segment totaling $1.8 million for 2007 and $6.7 million for 2006. These amounts eliminate in consolidation.

Operating income for the nine months ended September 30, 2007 of $129.3 million was approximately $39.0 million higher than for the same period in the prior year. Operating income for the first nine months of 2007 included favorable impacts from heat treat plate of approximately $37 million from higher shipments and stronger value-added pricing compared to the prior year. The impact of shipments and value-added pricing for ground transportation and other industrial applications was an unfavorable $6 million, and cost performance was unfavorable due to an inability to flex costs in the early part of the year with lower volume for ground transportation and other industrial applications. The results of the first nine months of 2007 also reflect higher major maintenance expense and other costs, including research and development, and energy, as compared to the same period in 2006. Depreciation and amortization in the first nine months of 2007 was approximately $4 million lower than in the first nine months of 2006, primarily as a result of the adoption of fresh start accounting.

Non-run-rate items, which are listed below, had $3.4 positive impact on the first nine months of 2007, which is approximately $10.5 million better than the impact of such items on the first nine months of 2006:

•	Metal loss in 2007 (before considering LIFO implications) of approximately $6.5 million, compared to approximately $13.9 million of metal gains in 2006.

•	A non-cash LIFO inventory benefit in 2007 of approximately $8.2 million compared to an approximately $18.4 million LIFO charge in 2006.

•	Mark-to-market gain on energy and foreign currency hedging in 2007 were approximately $1.7 million compared to an approximately $2.6 mark-to-market loss in 2006.

Segment operating results for the first nine months of 2007 and 2006 include gains on intercompany hedging activities with the Primary Aluminum segment totaling $20.0 million for 2007 and $31.5 million for 2006. These amounts eliminate in consolidation.

Primary Aluminum.  During the quarter and nine month periods ended September 30, 2007, third party net sales of primary aluminum increased 1% and 7%, respectively, compared to the same periods in 2006. For the quarter, the increase was due to a 1% increase in third party average realized prices. For the nine month period, the increase was due to an 6% increase in third party average realized prices and a 1% increase in shipments. The increases in the average realized prices was primarily due to increases in primary aluminum market prices.

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

			Year-to-Date
	3Q 2007 vs 3Q 2006		2007 vs 2006
	Operating	Better	Operating	Better
Component	Income	(Worse)	Income	(Worse)	Primary Factor

Sales of production from Anglesey	$13	$2	$47	$9	Market price for primary aluminum (year to date only); alumina pricing; offset by the impact of foreign currency translation
Internal hedging with Fabricated Products	(2)	5	(20)	12	Eliminates in consolidation
Derivative settlements	(2)	—	1	—	Impacted by positions and market prices
Mark-to-market on derivative instruments	4	3	4	(4)	Impacted by positions and market prices

	$13	$10	$32	$17

The improvement in Anglesey-related results in the third quarter of 2007 over the comparable 2006 was driven primarily by favorable contractual pricing for alumina, partially offset by an adverse impact, before considering the effect of currency hedging, of changes in the foreign currency exchange rate (Pound Sterling). The improvement in Anglesey-related results in the nine month period of 2007 over the comparable 2006 period was driven primarily by increases in primary aluminum market prices and favorable contractual pricing for alumina partially offset by an adverse impact, before considering the effect of currency hedging, of unfavorable changes in the foreign currency exchange rate. Realized hedging gains from Pound Sterling derivative transactions (included in “Derivative settlements” above) were $3 million and $7 million for the quarter and nine month periods ended September 30, 2007, which was $2 million and $8 million more favorable than the third quarter and first nine months of 2006, respectively. The Company currently has no derivative positions in place for periods after December 2007 to hedge its Pound Sterling currency exchange rate exposure.

Segment operating results for the 2007 periods also reflect lower losses on intercompany hedging activities with the Fabricated Products segment as compared to the comparable 2006 periods. These amounts are eliminated in consolidation.

Approximately two-thirds of the cost of the Anglesey-related operations is alumina and power. Contractual pricing for alumina improved approximately 20% in the second and third quarter of 2007 as compared to the same periods in 2006, and this relative improvement is expected to continue for the fourth quarter of 2007. The nuclear plant that supplies Anglesey its power is currently slated for decommissioning in late 2010. For Anglesey to be able to operate past September 2009 when its current power contract expires, Anglesey will have to secure a new or alternative power contract at prices that makes its operation viable. No assurance can be provided that Anglesey will be successful in this regard.

In addition, given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash available for future cash requirements, Anglesey removed the temporary suspension of dividends and declared a dividend in August 2007. We received a dividend of $4.4 million in respect of our 49% ownership interest in August 2007. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows (in millions of dollars): 2006 — $11.8, 2005 — $9, 2004 — $4.5, 2003 — $4.3 and 2002 — $6. No assurance can be given that Anglesey will not suspend dividends again in the future.

Corporate and Other.  Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments.

Corporate operating expenses for the third quarter of 2007 were approximately $2.5 million lower than for the same period in 2006. The reduction was primarily related to lower retiree medical expenses as well as lower tax service fees compared to the third quarter of 2006. Tax fees were higher in the prior year due to continued work on emergence related tax items and stub period returns for the entities which were liquidated at emergence. The decrease was partially offset by an increase in incentive compensation accrual as a result of better operating results in 2007 and an increase in service costs relating to the voluntary employee beneficiary association for the benefit of certain retirees, their surviving spouses and eligible dependents (“VEBAs”).

Corporate operating expenses for the first nine months of 2007 were approximately $2.4 million higher than for the first nine months of 2006. Of this increase, salary and incentive compensation expense were approximately $8.2 million higher in the first nine months of 2007 compared to the same period in 2006, including an increase of $4.5 million of non-cash charges associated with equity compensation (see Note 9 of Notes to Interim Consolidated Financial Statements). This increase was partially offset by lower retiree medical expense and tax service fees discussed above, a reduction in computer upgrade costs and lower preparation costs related to the Sarbanes-Oxley Act of 2002.

Corporate operating results for the third quarter of 2007, discussed above, exclude the $1.6 million benefit related to the resolution of pre-emergence contingencies relating to sale of property and $.3 million other operating benefits, offset by $.5 million of post emergence chapter 11 related items (see Note 12 of Notes to the Interim Consolidated Statements).

Corporate operating results for the first nine months of 2007 exclude the $1.6 million benefit discussed above, an $8.3 million benefit related to the reimbursement of amounts paid in connection with the sale of our interests in and related to Queensland Alumina Limited (“QAL”), a $1.3 million benefit related to the settlement of an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) and a non-cash benefit of approximately $4.9 million resulting from the settlement of a claim by the purchaser of our former Gramercy, Louisiana alumina refinery and our interests in Kaiser Jamaica Bauxite Company, offset by approximately $2.5 million of post emergence chapter 11-related items (see Note 12 of Notes to Interim Consolidated Financial Statements).

Discontinued Operations.  Operating results from discontinued operations for the nine months ended September 30, 2006 consist of a $7.5 million payment from an insurer for certain residual claims we had in respect of the 2000 incident at our former Gramercy, Louisiana alumina refinery, which was sold in 2004, and a $1.1 million surcharge refund related to certain energy surcharges, which had been pending for a number of years offset, in part, by a $5 million charge resulting from an agreement between the Company and the Bonneville Power Administration (“BPA”) for a rejected electric power contract (see Note 17 and 18 of Notes to Interim Consolidated Financial Statements).

Reorganization Items.  Reorganization items in the three and nine months ended September 30, 2006 consist of the non-cash gain on the implementation of the Plan and application of fresh start accounting of approximately $3,110.3 in the third quarter of 2006. See Notes 16 of Notes to Interim Consolidated Financial Statements.

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

Operating Activities.  In the first nine months of 2007, Successor Fabricated Products operating activities provided approximately $101 million of cash. This amount compares with the first nine months of 2006 when Successor Fabricated Products operating activities provided approximately $29 million of cash and Predecessor Fabricated Products operating activities provided approximately $13 million of cash. Cash provided in the first nine months of 2007 was primarily due to improved operating results offset in part by increased working capital. The increase in working capital in the first nine months of 2007 is primarily due to an increase in trade receivables, partially offset by a decrease in inventory, before considering the effect of LIFO adjustments, and prepaid expenses and other current assets. Cash provided in the first nine months of 2006 was also primarily due to improved operating results offset by increased working capital.

In the first nine months of 2007, Successor operating activities provided approximately $17 million of cash attributable to our interest in and related to Anglesey. This compares to the first nine months of 2006 when Successor operating activities provided approximately $14 million of cash and Predecessor operating activities provided approximately $36 million of cash attributable to our interest in and related to Anglesey.

Corporate and Other Operating Activities.  Successor Corporate and Other operating activities used approximately $28 million of cash during the first nine months of 2007. Successor Corporate and Other operating activities (including all of the Company’s “legacy” costs) used approximately $12 million of cash and Predecessor Corporate and Other operating activities used approximately $70 million in cash in the first nine months of 2006. Cash outflows from Corporate and Other operating activities in the first nine months of 2007 and 2006 included: (1) approximately $3 million and $12 million, respectively, in respect of former employee and retiree medical obligations, through funding of the VEBAs, (2) payments for reorganization costs of approximately $7 million and $16 million, respectively, and (3) payments in respect of general and administrative costs totaling approximately $33 million and $30 million, respectively. Cash outflows for the first nine months of 2007 were offset by approximately $9 million of proceeds from Other operating (benefits) charges, net. Cash outflows for Corporate and Other operating activities for 2006 also included payments pursuant to the Plan of approximately $25 million.

Discontinued Operations Activities.  In the first nine months of 2006, Predecessor discontinued operating activities provided approximately $9 million of cash which consisted of the proceeds of an approximately $8 million payment from an insurer, and an approximately $1 million refund related to energy surcharges, both of which are discussed above.

Investing Activities.  Total capital expenditures for Successor Fabricated Products were $43 million and $39 million for the nine month periods ended September 30, 2007 and 2006, respectively. Total capital expenditures for Fabricated Products are currently expected to be in the $80 million to $90 million range for the full year 2007 and in the $80 million to $90 million range for 2008 and are expected to be funded using cash from operations.

Of the capital expenditures in 2007, we expect between $40 million and $50 million will be related to the $139 million heat treat plate expansion project at our Trentwood facility in Spokane, Washington. This project will significantly increase our heat treat plate production capacity. Additionally, it will augment our product offering by increasing the thickness of heat treat stretched plate we can produce for aerospace and defense and general engineering applications. Approximately $65 million of spending on this project was incurred in 2005 and 2006. Much of the capital spending related to the last phase of the heat treat plate project, a $34 million follow-on investment announced in June 2007, is expected to carry over to 2008.

Capital spending in 2007 in addition to the heat treat plate project is expected to include between $15 million and $25 million related to the $91 million investment program in a new Midwestern facility as well as improvements at three existing extrusion and drawing facilities. This investment program is expected to significantly improve the capabilities and efficiencies of our rod and bar and seamless extruded and drawn tube operations and enhance the market position of such products. The new Midwestern facility will be equipped with two extrusion presses and a remelt operation. Completion of these investments is expected to occur by late 2009.

The remainder of the 2007 capital spending will be spread among all manufacturing locations on projects expected to reduce operation costs, improve product quality or increase capacity.

Capital expenditures in 2008 will primarily be comprised of (a) the remainder of the follow-on heat treat plate investment noted above and (b) additional spending related to the $91 million investment program discussed above. The remainder of the 2008 capital spending will be spread among all manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security.

The level of capital expenditures may be adjusted from time to time depending on our business plans, price outlook for metal and other products, our ability to maintain adequate liquidity and other factors. No assurances can be provided as to the timing or success of any such expenditures.

Financing activities.  Financing Facilities and Liquidity — On the Effective Date, we entered into a new senior secured revolving credit agreement with a group of lenders providing for a $200 million revolving credit facility of which up to a maximum of $60 million may be utilized for letters of credit. Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $200 million and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. The revolving credit facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275 million.

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

We currently believe that the cash and cash equivalents, cash flows from operations and cash available under the revolving credit facility will provide sufficient working capital to allow us to meet our obligations for at least the next twelve months. At October 31, 2007, there were no borrowings outstanding under the revolving credit facility, there were approximately $15.5 million of outstanding letters of credit under the revolving credit facility and there was $50 million outstanding under the term loan facility.

Dividends — On August 17, 2007, the Company paid a cash dividend of $3.7 million, or $.18 per share, to stockholders of record at the close of business on July 27, 2007. Additionally, the Company has declared a dividend of $3.7 million, or $.18 per share, to stockholders of record at the close of business on October 26, 2007, with a payment date of November 16, 2007.

Commitments and Contingencies.  We are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws. Based on our evaluation of the remaining environmental matters, we have established environmental accruals of $7.9 million at September 30, 2007. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.8 million.

We have been working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington relating to the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility.

Capital Structure

Successor.  On the Effective Date, pursuant to the Plan, all equity interests in Kaiser outstanding immediately prior to such date were cancelled without consideration and 20,000,000 new common shares were issued to a third-party disbursing agent for distribution in accordance with the Plan. As discussed in Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, there are restrictions on the transfer of common shares. In addition, under the revolving credit facility and the term loan facility, there are restrictions on our ability to repurchase our common shares and our ability to pay dividends.

Predecessor.  Prior to the Effective Date, MAXXAM Inc. and one of its wholly owned subsidiaries collectively owned approximately 63% of our common stock, with the remaining approximately 37% being publicly held. However, as discussed in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, pursuant to the Plan, all of the pre-emergence equity interests in Kaiser were cancelled without consideration on July 6, 2006, upon our emergence from chapter 11 bankruptcy.

Other Matters

Income Tax Matters.  Although we had $981 million of tax attributes available at December 31, 2006 to offset the impact of future income taxes, we do not yet meet the “more likely than not” criteria for recognition of such attributes primarily because we do not have sufficient history of paying taxes. As such, we have recorded a full valuation allowance against the amount of tax attributes available and no deferred tax assets are recognized in our balance sheet. See Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on

Form 10-K for the year ended December 31, 2006 for a discussion of these and other income tax matters. See also Part II — Other Information, Item 5. Other Information.

New Accounting Pronouncements

The section “New Accounting Pronouncements” from Note 1 of Notes to Interim Consolidated Financial Statements is incorporated herein by reference.

Critical Accounting Policies

Critical accounting policies fall into two broad categories. The first type of critical accounting policies includes those that are relatively straightforward in their application, but which can have a significant impact on the reported balances and operating results (such as revenue recognition policies, inventory accounting methods, etc.). The first type of critical accounting policies is outlined in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and is not addressed below. The second type of critical accounting policies includes those that are both very important to the portrayal of our financial condition and results, and require management’s most difficult, subjective and/or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies after emergence from chapter 11 bankruptcy are, in some cases, different from those before emergence (as many of the significant judgments affecting the financial statements related to matters or items directly a result of the chapter 11 bankruptcy or related to liabilities that were resolved pursuant to the Plan). See the Notes to Interim Consolidated Financial Statements for discussions of these differences.

While we believe that all aspects of our financial statements should be studied and understood in assessing our current (and expected future) financial condition and results, we believe that the accounting policies that warrant additional attention include:

1. Application of fresh start accounting.

Upon emergence from chapter 11 bankruptcy, we applied “fresh start” accounting to our consolidated financial statements as required by SOP 90-7. As such, in July 2006, we adjusted Stockholders’ equity to equal the reorganization value of the entity at emergence. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) were reset to zero. We allocated the reorganization value to our individual assets and liabilities based on their estimated fair value at the Effective Date based, in part, on information from a third party appraiser. Such items as current liabilities, accounts receivable and cash reflected values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities were significantly adjusted from amounts previously reported. Because fresh start accounting was adopted at emergence and because of the significance of liabilities subject to compromise that were relieved upon emergence, meaningful comparisons between the historical financial statements and the financial statements from and after emergence are difficult to make.

2. Our judgments and estimates with respect to commitments and contingencies.

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under accounting principles generally accepted in the United States of America (“GAAP”) , companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount (or a range) of possible loss is “estimatable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a “probable” loss and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter. Further, in estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

3. Our judgments and estimates in respect of the VEBAs.

The VEBA obligations included in our consolidated financial statements are based on assumptions that are subject to variation from year-to-year. Such variations could cause our estimate of such obligations to vary significantly.

The most significant assumptions used in determining the estimated year-end obligations were the assumed discount rate, long-term rate of return (“LTRR”) and the assumptions regarding future medical cost increases. Since recorded obligations represent the present value of expected postretirement benefit payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligations to decline. The LTRR on plan assets reflects an assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plans). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy postretirement obligations to increase, yielding a reduced net expense in respect of these obligations. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy postretirement obligations and, thus, cause the net expense in respect of these obligations to increase. As the assumed rate of increase in medical costs rises, so does the net projected obligation. Conversely, if the rate of increase is assumed to be smaller, the projected obligation declines.

4. Our judgments and estimates in respect of environmental commitments and contingencies.

We are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of such laws and to claims based upon such laws. Based on our evaluation of environmental matters, we have established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent our estimate of costs reasonably expected to be incurred on a going concern basis in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology and our assessment of the likely remediation action to be taken. However, making estimates of possible environmental remediation costs is subject to inherent uncertainties. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.

See Note 10 of Notes to Interim Consolidated Financial Statements for additional information in respect of environmental contingencies.

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

The estimation of CAROs is subject to a number of inherent uncertainties including: (1) the timing of when any such CARO may be incurred, (2) the ability to accurately identify all materials that may require special handling or treatment, (3) the ability to reasonably estimate the total incremental special handling and other costs, (4) the ability to assess the relative probability of different scenarios which could give rise to a CARO, and (5) other factors outside the Company’s control including changes in regulations, costs and interest rates. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments and probable scenarios we considered, which could, in turn, have a material impact on our future financial statements. For example, the Company recorded an additional CARO for Anglesey in the first quarter of 2007 as a result of new environmental regulations and a change in Anglesey’s assessment of its obligations.

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

Given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends in the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash available for future cash requirements, Anglesey removed the temporary suspension of dividends and declared a dividend in August 2007. Approximately $4.4 million was paid to us in respect of our ownership interests in August. We expect Anglesey to make future dividend decisions in the context of maintaining adequate cash for potential shutdown and related costs, and there can be no assurance regarding future Anglesey dividends. Should dividends from Anglesey be suspended in the future for a prolonged period or permanently, we will have to consider whether it is appropriate to continue to recognize our equity share in Anglesey’s earnings and/or whether the value of our investment in Anglesey has been impaired.

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

In accordance with GAAP, financial statements for interim periods include an income tax provision based on the effective tax rate expected to be incurred in the current year. Accordingly, estimates and judgments are made (by taxable jurisdiction) as to the amount of taxable income that may be generated, the availability of deductions and credits expected and the availability of net operating loss carry forwards or other tax attributes to offset taxable income. Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and many other items. However, if among other things, (1) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report, (2) income is distributed differently than expected among tax jurisdictions, (3) one or more material events or transactions occur which were not contemplated, (4) other uncontemplated transactions occur, or (5) certain expected deductions, credits or carryforwards are not available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 8 of Notes to Interim Consolidated Financial Statements for additional discussion of these matters.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations at December 31, 2006 (dollars in millions):

	Payments Due by Period
		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$50.0	$—	$—	$50.0	$—
Operating leases	9.3	3.0	4.5	1.7	.1

Total cash contractual obligations(1)(2)	$59.3	$3.0	$4.5	$51.7	$.1

(1)	Total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “— Off Balance Sheet and Other Arrangements” below for a summary of possible annual variable cash contribution amounts at various levels of earnings and cash expenditures.

(2)	At September 30, 2007, we had uncertain tax positions which ultimately could result in a tax payment (see Note 8 of Notes to Interim Consolidated Financial Statements).

Off-Balance Sheet and Other Arrangements

As of September 30, 2007, outstanding letters of credit under our revolving credit facility were approximately $15.5 million, substantially all of which expire within approximately twelve months. The letters of credit relate primarily to insurance, environmental and other activities.

We have agreements to supply alumina to and to purchase aluminum from Anglesey. Both the alumina sales agreement and primary aluminum purchase agreement are tied to primary aluminum prices.

Our employee benefit plans include the following:

•	We are obligated to make monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steelworkers and International Association of Machinists and certain other unions at six of our production facilities. This obligation came into existence in December 2006 for four of our production facilities upon the termination of four defined benefit plans. The arrangement for the other two locations came into existence during the first quarter of 2005. We currently estimate that contributions will range from $1 million to $3 million per year.

•	We have a defined contribution 401(k) savings plan for hourly bargaining unit employees at five of our production facilities. We will be required to make contributions to this plan for active bargaining unit employees at these production facilities that will range from $800 to $2,400 per employee per year, depending on the employee’s age and/or service. This arrangement came into existence in December 2004 for two production facilities upon the termination of one defined benefit plan. The arrangement for the other three locations came into existence during December 2006. We currently estimate that contributions to such plans will range from $1 million to $3 million per year.

•	We have a defined benefit plan for our salaried employees at our production facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service.

•	We have a defined contribution 401(k) savings plan for salaried and non-bargaining unit hourly employees providing for a match of certain contributions dollar for dollar on the first four percent of compensation made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution. We currently estimate that contributions to such plan will range from $1 million to $3 million per year.

•	We have a non-qualified defined contribution restoration plan for key employees who would otherwise suffer a loss of benefits under our defined contribution 401(k) savings plan as a result of the limitations by the Internal Revenue Code.

•	We have an annual variable cash contribution to the VEBAs. The amount to be contributed to the VEBAs will be 10% of the first $20 million of annual cash flow (as defined; but generally, earnings before interest, taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20 million. Such annual payments may not exceed $20 million and are also limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50 million. Such amounts are determined on an annual basis and payable no later than 15 days following the date of filing of our Annual Report on Form 10-K. However, at September 30, 2007, we have the ability to offset amounts that would otherwise be due to the VEBAs with approximately $10.8 million of excess contributions remaining at September 30, 2007 which were made to the VEBAs prior to the July 6, 2006 Effective Date of the Plan.

The following table shows (in millions of dollars) the estimated amount of variable VEBA payments that would occur at differing levels of earnings before depreciation, interest, income taxes (“EBITDA”) and cash payments in respect of, among other items, interest, income taxes and capital expenditures. The table below does not consider the liquidity limitation, the $10.8 million of remaining advances available at September 30, 2007 to offset VEBA obligations as they become due and certain other factors that could impact the amount of variable VEBA payments due and, therefore, should be considered only for illustrative purposes.

	Cash Payments for
	Capital Expenditures, Income Taxes,
	Interest Expense, etc.
EBITDA	$25.0	$50.0	$75.0	$100.0

$20.0	$—	$—	$—	$—
40.0	1.5	—	—	—
60.0	5.0	1.0	—	—
80.0	9.0	4.0	.5	—
100.0	13.0	8.0	3.0	—
120.0	17.0	12.0	7.0	2.0
140.0	20.0	16.0	11.0	6.0
160.0	20.0	20.0	15.0	10.0
180.0	20.0	20.0	19.0	14.0
200.0	20.0	20.0	20.0	18.0

•	We have a short term incentive compensation plan for certain members of management payable in cash which is based primarily on earnings, adjusted for certain safety and performance factors. Most of our production facilities have similar programs for both hourly and salaried employees.

•	We have a stock-based long-term incentive plan for certain members of management and our directors. As more fully discussed in Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2006, an initial, emergence-related award was made under this program in the second half of 2006. Awards were also made in April and June 2007 and additional awards are expected to be made in future years.

During the third quarter of 2005, August 2006 and June 2007, we placed orders for certain equipment and/or services intended to augment our heat treat and aerospace capabilities at our Trentwood facility in Spokane, Washington. We expect the total costs related to these orders to be approximately $139 million. Of such amount, approximately $101 million was incurred from inception of the Trentwood project through the third quarter of 2007. The balance is expected to be incurred primarily during the remainder of 2007 and 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 11 of Notes to Interim Consolidated Financial Statements, we historically have utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates.

Sensitivity

Primary Aluminum.  Our share of primary aluminum production from Anglesey is approximately 150 million pounds annually. Because we purchase alumina for Anglesey at prices linked to primary aluminum prices, only a portion of our net revenues associated with Anglesey is exposed to price risk. We estimate the net portion of our share of Anglesey production exposed to primary aluminum price risk to be approximately 100 million pounds annually (before considering income tax effects).

Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es) ) and to pass metal price risk on to customers. However, in certain instances, we do enter into firm price arrangements. In such instances, we do have price risk on anticipated primary aluminum purchases in respect of the customer orders. Total fabricated products shipments during the nine months ended September 30, 2007, the period from January 1, 2006 to July 1, 2006 and the period from July 1, 2006 to September 30, 2006 for which we had price risk were (in millions of pounds) 155.1, 103.9 and 49.1, respectively.

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

At September 30, 2007, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the last two quarters of 2007 and for the period 2008 through 2011 totaling approximately (in millions of pounds): 2007 — 88; 2008 — 139; 2009 — 88; 2010 — 86; and 2011 — 77.

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

From time to time in the ordinary course of business, we enter into hedging transactions for Pound Sterling. As of September 30, 2007, we had forward purchase agreements for a total of 10.5 million Pound Sterling for periods between October 2007 and December 2007.

Energy.  We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities, each $1.00 change in natural gas prices (per mmbtu) impacts our annual pre-tax operating results by approximately $4.0 million.

We from time to time in the ordinary course of business enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of September 30, 2007, we had fixed price purchase contracts which limit our exposure to increases in natural gas prices for approximately 81% of natural gas purchases from October 2007 through December 2007 and approximately 46% of natural gas purchases from January 2008 through March 2008.

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

Changes in Internal Controls Over Financial Reporting.  We had no changes in our internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2006 for information concerning material legal proceedings with respect to the Company. There has been no material developments since December 31, 2006.

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

During the quarter ended September 30, 2007, we withheld 3,302 common shares to satisfy tax withholding obligations. All such shares were held by the Company as of September 30, 2007, and the number thereof was determined based on $78 per common share, the closing price per common share as reported by Nasdaq on July 6, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

General.  On May 2, 2007, we received a ruling from the Internal Revenue Service (the “IRS”) relating to the application of Section 382 of the Internal Revenue Code of 1986 (the “Code”) to our federal income tax attributes (the “IRS ruling”).

Effects of Section 382.  Section 382 of the Code affects a corporation’s ability to use its federal income tax attributes, including its net operating loss carry-forwards, following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code (an “ownership change”). Under Section 382(l)(5) of the code, if we were to have an ownership change prior to July 6, 2008 (i.e., within the two-year period following our emergence from chapter 11 bankruptcy on July 6, 2006), our ability to use our federal income tax attributes would be eliminated. However, if we were to have an ownership change on or after July 6, 2008, our ability to use our federal income tax attributes would be limited, but not eliminated. In such circumstances, the amount of post-ownership change annual taxable income that could be offset by pre-ownership change tax attributes would be limited to an amount equal to the product of (a) the aggregate value of our outstanding common shares immediately prior to the ownership change and (b) the applicable federal long-term tax exempt rate in effect on the date of the ownership change.

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

In addition, we entered into a stock transfer restriction agreement with the trustee of the voluntary employee beneficiary association for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”), which was our only 5% shareholder upon our emergence from chapter 11 bankruptcy. Under the stock transfer restriction agreement, until the restriction release date, subject to exceptions for certain transactions that would not impair our federal income tax attributes, the Union VEBA is prohibited from transferring or otherwise disposing of more than 15% of the total common shares issued to the Union VEBA pursuant to our plan of reorganization during any 12-month period without the prior approval of our Board of Directors. Under our plan of reorganization, the Union VEBA had rights to receive 11,439,900 common shares upon our emergence from chapter 11 bankruptcy; however, prior to emergence, the Union VEBA sold its right to 2,630,000 of such shares. Under the terms of the stock transfer restriction agreement, the Union VEBA was treated as if it received the full 11,439,900 shares at emergence and sold 2,630,000 of such shares immediately thereafter. As a result of this treatment, under the stock transfer restriction agreement, upon our emergence the Union VEBA was generally limited to selling 1,715,985 common shares during any 12-month period and was prohibited from making any additional sales of common shares until June 6, 2007, except as otherwise permitted by the terms of the stock transfer restriction agreement. As a result of an additional sale of common shares by the Union VEBA that was made on January 31, 2007 in accordance with the terms of the stock transfer restriction agreement pursuant to an underwritten secondary offering involving the Union VEBA and certain other selling stockholders, the Union VEBA was prohibited from making any additional sales of common shares until June 6, 2009 without the prior consent of our Board of Directors.

Effects of the IRS Ruling.  The stock transfer restriction agreement contemplated that a ruling would be sought from the IRS that, for purposes of Section 382 of the Code, we could treat the Union VEBA as having received 8,809,900 rather than 11,439,900 common shares pursuant to our plan of reorganization. On May 2, 2007, we received the IRS ruling, which was to that effect. As a result of the IRS ruling, under the stock transfer restriction agreement, the number of common shares that generally may be sold by the Union VEBA during any 12-month period is reduced from 1,715,985 to 1,321,485 and the next date on which the Union VEBA may sell common shares without the prior consent of our Board of Directors is January 31, 2009 rather than June 6, 2009. At the September 2007 meeting of our Board of Directors, the Board approved a resolution granting its consent to the sale by the Union VEBA of up to 627,200 common shares.

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

Kaiser Aluminum Corporation

/s/  Joseph P. Bellino
Joseph P. Bellino
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/  Lynton J. Rowsell
Lynton J. Rowsell
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 14, 2007

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