Form 10-K
period 2007-12-31
KAISER ALUMINUM CORP
filed 2008-02-26
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2007) was approximately $1.1 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of January 31, 2008, there were 20,580,815 shares of common stock of the registrant outstanding.

Documents Incorporated By Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2008 annual meeting of stockholders are incorporated by reference into Part III of this Report on Form 10-K.

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

Availability of Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our Internet website at www.kaiseraluminum.com under the heading “Investor Relations” as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). The public also may read and copy any of these materials at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet site that contains the Company’s filings; the address of that site is http://www.sec.gov.

Business Overview

Kaiser Aluminum Corporation (“Kaiser,” “the Company,” “we” or “us”) is an independent fabricated aluminum products manufacturing company with 2007 net sales of approximately $1.5 billion. We were founded in 1946 and operate 10 production facilities in the United States and one in Canada. We manufacture rolled, extruded, drawn and forged aluminum products within three end use categories consisting of aerospace and high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products) and custom automotive and industrial products (which we refer to as Custom products).

We produced and shipped approximately 548 million pounds of fabricated aluminum products in 2007 which comprised 86% of our total net sales. We have long-standing relationships with our customers, which include leading aerospace companies, automotive suppliers and metal distributors. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction and offering a broad product portfolio.

In order to capitalize on the significant growth in demand for high quality heat treat aluminum plate products in the market for Aero/HS products, in the third quarter of 2005 we began a major expansion at our Trentwood facility in Spokane, Washington. The Trentwood expansion significantly increased our aluminum plate production capacity and enables us to produce thicker gauge aluminum plate. The three phase expansion is expected to amount to $139 million in capital investment. The first phase became fully operational in the fourth quarter of 2006. The second phase was fully operational at December 31, 2007 and the third phase is expected to be fully operational by the end of 2008.

In 2007, we announced a $91 million investment program in our rod, bar and tube value stream including a facility expected to be in Kalamazoo, Michigan, as well as improvements at three existing extrusion and drawing facilities. This investment program is expected to significantly improve the capabilities and efficiencies of our rod and bar and seamless extruded and drawn tube operations and enhance the market position of such products. The Kalamazoo facility will be equipped with two extrusion presses and a remelt operation. Completion of these investments is expected to occur by late 2009.

In February 2008, we announced $14 million of additional programs that will enhance our Kaiser Select® capabilities in our Tulsa, Oklahoma and Sherman, Texas extrusion plants and significantly reduce energy consumption at one of our casting units in our Trentwood facility. We expect the majority of these additional programs to be completed during 2008.

In addition to our core Fabricated Products operations, we have a 49% ownership interest in Anglesey Aluminium Limited (which we refer to as “Anglesey”), a company that owns an aluminum smelter based in Holyhead, Wales. Anglesey has produced in excess of 300 million pounds of primary aluminum for each of the last three fiscal years, of which 49% is available to us. During 2007, sales of our portion of Anglesey’s output represented 14% of our total net sales. Because we also purchase primary aluminum for our fabricated products at market prices, Anglesey’s production acts as a natural hedge for our Fabricated Products operations. Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through September 2009. The nuclear facility which supplies power to Anglesey is scheduled to close operations in 2010. Anglesey’s ability to operate its aluminum reduction operations past September 2009 is dependent upon procuring adequate power on acceptable terms. We can give no assurance that Anglesey will be able to do so. If Anglesey cannot obtain adequate power on acceptable terms, Anglesey’s aluminum reduction operations will likely be shut down. Given the potential for future shutdown and related costs, dividends from Anglesey were temporarily suspended while Anglesey studied future cash requirements. A shutdown process may involve significant costs to Anglesey which could decrease or eliminate its ability to pay future dividends. Based on a review of cash anticipated to be available for future cash requirements, Anglesey removed the temporary suspension of dividends and distributed $4.4 million and $9.9 million in dividends in August and December of 2007, respectively. No assurance can be given that Anglesey will not suspend dividends again in the future. The process of shutting down aluminum reduction operations may involve transition complications which may prevent Anglesey from operating at full capacity until the expiration of the power agreement.

Between the first quarter of 2002 and the first quarter of 2003, Kaiser and 25 of our then-existing subsidiaries filed voluntary petitions for relief in the United States Bankruptcy Court for the District of Delaware (which we refer to as the “Bankruptcy Court”) under chapter 11 of the United States Bankruptcy Code (which we refer to as the “Bankruptcy Code”). Pursuant to our Second Amended Plan of Reorganization (which we refer to as our “Plan”), we emerged from chapter 11 bankruptcy on July 6, 2006 (which we refer to as the “Effective Date”). Our Plan allowed us to eliminate significant legacy liabilities, including long-term indebtedness, pension obligations, retiree medical obligations and liabilities relating to asbestos and other personal injury claims. In addition, prior to our emergence from chapter 11 bankruptcy, we sold all of our interests in bauxite mining operations, alumina refineries and aluminum smelters, other than our interest in Anglesey, in order to focus on our fabricated aluminum products business, which we believe has a stronger competitive position and presents greater opportunities for growth.

Business Operations

• Fabricated Products Business Unit

Overview.  Our Fabricated Products business unit produces rolled, extruded, drawn, and forged aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end-use applications. In general, the Fabricated Products business unit manufactures products in one of three broad categories: Aero/HS products; GE products; and Custom products. During 2007, 2006 and 2005, our eleven North American fabricated products manufacturing facilities produced and shipped approximately 548, 523 and 482 million pounds of fabricated aluminum products, respectively, which accounted for approximately 86%, 85% and 86% of our total net sales for 2007, 2006 and 2005, respectively.

Types of Products Produced

The aluminum fabricated mill products market is broadly defined to include the markets for flat-rolled, extruded, drawn, forged and cast aluminum products, used in a variety of end-use applications. We participate in certain portions of the markets for flat-rolled, extruded/drawn and forged products focusing on highly engineered products for Aero/HS products; GE products; and Custom products. The portions of the markets in which we participate accounted for approximately 20% of total North American shipments of aluminum fabricated mill products in 2007.

Aerospace and High Strength Products.  Our Aero/HS products include high quality heat treat plate and sheet, as well as cold finish bar, seamless drawn tube and billet that are manufactured to demanding specifications for the global aerospace and defense industries. These industries use our products in applications that demand high tensile strength, superior fatigue resistance properties and exceptional durability even in harsh environments. For instance, aerospace manufacturers use high-strength alloys for a variety of structures that must perform consistently under extreme variations in temperature and altitude. Our Aero/HS products are used for a wide variety of end uses. We make aluminum plate and tube for aerospace applications, and we manufacture a variety of specialized rod and bar products that are incorporated in diverse applications. The aerospace and defense market’s consumption of fabricated aluminum products is driven by overall levels of industrial production, airframe build rates, which are cyclical in nature, and defense spending, as well as the potential availability of competing materials such as composites. Demand growth is expected to increase for thick plate with growth in “monolithic” construction of commercial and other aircraft. In monolithic construction, aluminum plate is heavily machined to form the desired part from a single piece of metal (as opposed to creating parts using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds). Military applications for heat treat plate and sheet include aircraft frames for military use and skins and armor plating to protect ground vehicles from explosive devices. Products sold for Aero/HS applications represented 32% of our 2007 fabricated products shipments. Aero/HS products net sales in 2007 were approximately 39% of our 2007 fabricated products net sales.

General Engineering Products.  GE products consist primarily of standard catalog items sold to large metal distributors. These products have a wide range of uses, many of which involve further fabrication of these products for numerous transportation and industrial end-use applications where machining of plate, rod and bar is intensive. Our GE products consist of 6000-series alloy rod, bar, tube, sheet, plate and standard extrusions. The 6000-series alloy is an extrudable medium-strength alloy that is heat treatable and extremely versatile. Our GE products have a wide range of uses and applications, many of which involve further fabrication of these products for numerous transportation and other industrial end uses. For example, our products are used in the enhancement of military vehicles, in the specialized manufacturing process for liquid crystal display screens, and in the vacuum chambers in which semiconductors are made. Our rod and bar products are manufactured into rivets, nails, screws, bolts and parts of machinery and equipment. Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory in the full supply chain. Products sold for GE applications represented 45% of our 2007 fabricated products shipments. GE products net sales in 2007 were approximately 40% of our 2007 fabricated products net sales.

Custom Automotive and Industrial Products.  Our Custom products consist of extruded/drawn and forged aluminum products for many North American automotive and industrial end uses, including consumer durables, electrical/electronic, machinery and equipment, automobile, light truck, heavy truck and truck trailer applications. Examples of the wide variety of custom products that we supply to the automotive industry include extruded products for bumpers and anti-lock braking systems, drawn tube for drive shafts and forgings for suspension control arms and drive train yokes. Other Custom product sales include extruded products for water heater anodes, truck trailers and electrical/electronic exchangers. For some Custom products, we perform limited fabrication, including sawing and cutting to length. Demand growth and cyclicality for Custom products tend to mirror broad economic patterns and industrial activity in North America, with specific individual market segments such as automotive, heavy truck and truck trailer applications tracking their respective build rates. Products sold for Custom applications represented 23% of our 2007 fabricated products shipments. Custom products net sales in 2007 were approximately 21% of our 2007 fabricated products net sales.

End Markets In Which We Do Not Participate.  We have elected not to participate in certain end markets for fabricated aluminum products, including beverage and food cans, building and construction materials, and foil used for packaging. We believe our chosen end markets present better opportunities for sales growth and premium pricing of differentiated products. The markets we have elected to participate in represented approximately 7% of the North American flat rolled products market and 54% of the North American extrusion market in 2007.

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

Extrusion.  The extrusion process typically starts with a cast billet, which is an aluminum cylinder of varying length and diameter. The first step in the process is to heat the billet to an elevated temperature whereby the metal is malleable. The billet is put into an extrusion press and pushed, or extruded, through a die that gives the material the desired two-dimensional cross section. The material is either quenched as it leaves the press, or subjected to a post-extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is then straightened by stretching and cut to length before being hardened in aging ovens. The largest end uses of extruded products are in the construction, general engineering and custom markets. Building and construction products represent the single largest end-use market for extrusions by a significant amount. However, we have chosen to focus our efforts on GE and Custom products because we believe we have strong production capability, well-developed technical expertise and high product quality with respect to these products.

Drawing.  Drawing is a fabrication operation in which extruded tubes and rods are pulled through a die, or drawn. The purpose of drawing is to reduce the diameter and wall thickness while improving physical properties and dimensions. Material may go through multiple drawing steps to achieve the final dimensional specifications. Aero/HS products is a primary end-use market and is our focus.

Forging.  Forging is a manufacturing process in which metal is pressed, pounded or squeezed under great pressure into high-strength parts known as forgings. Forged parts are heat treated before final shipment to the customer. The end-use applications are primarily in transportation, where high strength-to-weight ratios in products are valued. We focus our production on certain types of automotive and sports vehicle applications.

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

As can be seen in the table above, many of our facilities employ the same basic manufacturing process and produce the same type of end use products. Over the past several years, given the similar economic and other characteristics at each location, we have made a significant effort to more tightly integrate the management of our Fabricated Products business unit across multiple manufacturing locations, product lines, and target markets to maximize the efficiency of product flow to customers. Purchasing is centralized for a substantial portion of the Fabricated Products business unit’s primary aluminum requirements in order to maximize price, credit and other benefits. Because many customers purchase a number of different products that are produced at different plants, there has also been substantial integration of the sales force and its management. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused.

Raw Materials

We purchase substantially all of the primary aluminum and recycled and scrap aluminum used to make our fabricated products from third-party suppliers. In a majority of the cases, we purchase primary aluminum ingot and recycled and scrap aluminum in varying percentages depending on various market factors including price and availability. The price for primary aluminum purchased for the Fabricated Products business unit is typically based on the Average Midwest Transaction Price (or “Midwest Price”), which from 2002 to 2007, has ranged between approximately $.02 to $.08 per pound above the price traded on the London Metal Exchange (or “LME”) depending on primary aluminum supply/demand dynamics in North America. Recycled and scrap aluminum are typically purchased at a modest discount to ingot prices but can require additional processing. In addition to producing fabricated aluminum products for sale to third parties, certain of our production facilities provide one another with billet, log or other intermediate material in lieu of purchasing such items from third party suppliers. For example, a substantial majority of the product from the Richland, Washington facility is used as base input at the Chandler, Arizona facility; the Sherman, Texas facility is currently supplying billet to the Tulsa, Oklahoma facility; the Richmond, Virginia facility typically receives some portion of its metal supply from either (or both of) the London, Ontario or Newark, Ohio facilities; and the Newark, Ohio facility also supplies billet and log to the Jackson, Tennessee facility and extruded forge stock to the Greenwood, South Carolina facility.

Pricing

The price we pay for primary aluminum, the principal raw material for our fabricated aluminum products business, consists of two components: the price quoted for primary aluminum ingot on the LME and the Midwest Transaction Premium, a premium to LME reflecting domestic market dynamics as well as the cost of shipping and warehousing. Because aluminum prices are volatile, we manage the risk of fluctuations in the price of primary aluminum through a combination of pricing policies, internal hedging and financial derivatives. Our three principal pricing mechanisms are as follows:

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

Customers

In 2007, our Fabricated Products business unit had approximately 600 customers. The largest, Reliance Steel & Aluminum, and the five largest customers for fabricated products accounted for approximately 15% and 36%, respectively, of our net sales in 2007. The loss of Reliance, as a customer, would have a material adverse effect on us. However, we believe that our relationship with Reliance is good and the risk of loss of Reliance as a customer is remote.

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

• Primary Aluminum Business Unit

Our Primary Aluminum business unit contains two primary elements: (a) activities related to our interests in and related to Anglesey and (b) primary aluminum hedging-related activities. Our Primary Aluminum business unit accounted for approximately 14%, 15% and 14% of our total net sales for 2007, 2006 and 2005, respectively.

Anglesey.  We own a 49% interest in Anglesey, which owns an aluminum smelter at Holyhead, Wales. Rio Tinto Plc owns the remaining 51% ownership interest in Anglesey and has day-to-day operating responsibilities for Anglesey. Anglesey has produced in excess of 300 million pounds for each of the last three fiscal years. We supply 49% of Anglesey’s alumina requirements and purchase 49% of Anglesey’s aluminum output, in each case based on a market-related pricing formula. Anglesey produces billet, rolling ingot and sow for the United Kingdom and European marketplace. We sell our share of Anglesey’s output to a single third party at market prices. The price received for sales of production from Anglesey typically approximates the LME price. We also realize a premium (historically between $.05 and $.12 per pound above LME price depending on the product) for sales of value- added products such as billet and rolling ingot.

To meet our obligation to sell alumina to Anglesey in proportion to our ownership percentage, we purchase alumina under a contract that provides adequate alumina for operations through August 2009 at prices that are based on market prices for primary aluminum. We will need to secure a new alumina contract for the period after August 2009 in the event additional power is secured. We can give no assurance regarding our ability to secure a source of alumina on comparable terms. If we are unable to do so, the results of our Primary Aluminum operations will be affected.

Anglesey operates under a power agreement that provides sufficient power to sustain its operations at full capacity through September 2009. The nuclear facility which supplies power to Anglesey is scheduled to close operations in 2010. Anglesey’s ability to operate its aluminum reduction operations past September 2009 is dependent upon procuring adequate power on acceptable terms. We can give no assurance that Anglesey will be able to do so. If Anglesey cannot obtain adequate power on acceptable terms, Anglesey’s aluminum reduction operations will likely be shut down. Given the potential for future shutdown and related costs, dividends from Anglesey were temporarily suspended while Anglesey studied future cash requirements. Based on the review of cash anticipated to be available for future cash requirements, Anglesey removed the temporary suspension of dividends and distributed $4.4 million and $9.9 million in dividends to us in August and December of 2007, respectively. No assurance can be given that Anglesey will not suspend dividends again in the future. The shutdown process may involve significant costs to Anglesey which could decrease or eliminate its ability to pay future dividends. The process of shutting down operations may involve transition complications which may prevent Anglesey from operating at full capacity until the expiration of the power agreement.

Hedging.  Our pricing of fabricated aluminum products, as discussed above, is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to our customers. However, in certain instances we do enter into firm price arrangements. In such instances, we have price risk on our anticipated primary aluminum purchases in respect of the customer’s order. Total fabricated products shipments for which we were subject to price risk were 239, 200 and 155 (in millions of pounds) during 2007, 2006 and 2005, respectively.

Whenever our Fabricated Products business unit enters into a firm price contract, our Primary Aluminum business unit and Fabricated Products business unit enter into an “internal hedge” so that all the metal price risk resides in our Primary Aluminum business unit. Results from internal hedging activities between the two segments eliminate in consolidation. As more fully discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” during the last three years, our net exposure to primary aluminum price risk at Anglesey substantially offset the volume of fabricated products shipments with underlying primary aluminum price risk. As such, we consider our access to Anglesey production overall to be a “natural” hedge against any Fabricated Products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments and to the extent that firm price contracts from our Fabricated Products business unit exceed the Anglesey-related primary aluminum shipments, we may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

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

• Discontinued Operations

Prior to 2004, we were a more significant producer of primary aluminum and sold significant amounts of our alumina and primary aluminum production in domestic and international markets. Our strategy was to sell all of the alumina and primary aluminum available to us in excess of our internal requirements to third parties. As part of our reorganization, we made a strategic decision to sell all of our commodity-related interests, other than our interests in and related to Anglesey, as summarized below.

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

We refer to Queensland Alumina Limited and Alumina Partners of Jamaica herein as QAL and Alpart, respectively.

Segment and Geographical Area Financial Information

The information set forth in Note 16 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” regarding our segments and geographical areas in which we operate is incorporated herein by reference.

Competition

The fabricated aluminum industry is highly competitive. We concentrate our fabricating operations on highly engineered products for which we believe we have production capability, technical expertise, high product quality, and geographic and other competitive advantages. We differentiate ourselves from our competition by Best in Class customer satisfaction which is driven by quality, availability, price and service, including delivery performance. Our primary competition in the global heat treated flat-rolled products is Alcoa and Rio Tinto (through it’s ownership of Alcan’s fabricated aluminum products business). In the extrusion market, we compete with many regional participants as well as larger companies with national reach such as Sapa AG (the joint venture formed by Orkla and Alcoa), Norsk Hydro ASA and Indalex. Some of our competitors are substantially larger, have greater financial resources, and may have other strategic advantages, including more efficient technologies or lower raw material costs.

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

Barriers to entry are lower for extruded and forged products, mostly due to the lower required investment in equipment. However, the products that we produce are somewhat differentiated from the majority of products sold by competitors. We maintain a competitive advantage by using application engineering and advanced process engineering to distinguish our company and our products. We believe our metallurgical expertise and controlled manufacturing processes enable superior product consistency.

Employees

At December 31, 2007, we employed approximately 2,600 persons, of which approximately 2,540 were employed in our Fabricated Products business unit and approximately 60 were employed in our corporate group, most of whom are located in our offices in Foothill Ranch, California.

The table below shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contract.

Contract
Location	Union	Expiration Date

Chandler, AZ	Non-union	—
Greenwood, SC	Non-union	—
Jackson, TN	Non-union	—
London, Ontario	USW Canada	Feb 2009
Los Angeles, CA	Teamsters	May 2009
Newark, OH	USW	Sept 2010
Richland, WA	Non-union	—
Richmond, VA	USW/IAM	Nov 2010
Sherman, TX	IAM	Dec 2010
Spokane, WA	USW	Sept 2010
Tulsa, OK	USW	Nov 2010

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

Our operations, including our operations conducted prior to our emergence from chapter 11 bankruptcy in July 2006, have subjected, and may in the future subject, us to fines or penalties for alleged breaches of environmental laws and to obligations to perform investigations or clean up of the environment. We may also be subject to claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the clean up of sites currently or formerly used by us or exposure of individuals to hazardous materials. Any investigation, clean-up or other remediation costs, fines or penalties, or costs to resolve third-party claims, may be significant and could have a material adverse effect on our financial position, results of operations and cash flows.

We have accrued, and will accrue as necessary, for costs relating to the above matters that are reasonably expected to be incurred based on available information. However, it is possible that actual costs may differ, perhaps significantly, from the amounts expected or accrued, and such differences could have a material adverse effect on our financial position, results of operations and cash flows. In addition, new laws or regulations, or changes to existing laws and regulations may occur, and we cannot assure you as to the amount that we would have to spend to comply with such new or amended laws and regulations or the effects that they would have on our financial position, results of operations and cash flows.

Emergence From Reorganization Proceedings

From the first quarter of 2002 to June 30, 2006, Kaiser and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code under the supervision of the Bankruptcy Court. Pursuant to our Plan, Kaiser and its subsidiaries, which included all of our core fabricated products facilities and operations and a 49% interest in Anglesey, emerged from chapter 11 on July 6, 2006. Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated at June 30, 2006 approximately $4.4 billion) were addressed and resolved. Pursuant to the Plan, all of the equity interests of Kaiser’s pre-emergence stockholders were cancelled without consideration. Equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan.

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

We also made some changes to our accounting policies and procedures as part of the application of “fresh start” accounting as required by the American Institute of Certified Professional Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code and the emergence process. In general, our accounting policies are the same as or similar to those historically used to prepare our financial statements. In certain cases, however, we adopted different accounting principles for, or applied methodologies differently to, our post emergence financial statement information. For instance, we changed our accounting methodologies with respect to inventory accounting. While we still account for inventories on a last-in, first-out (“LIFO”) basis after emergence, we are applying LIFO differently than we did in the past. Specifically, we now view each quarter on a standalone basis for computing LIFO; in the past, we recorded LIFO amounts with a view to the entire fiscal year, which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or second half of the year.

Legal Structure

In connection with our Plan, we restructured and simplified our corporate structure. The result of the simplified corporate structure is summarized as follows:

•	We directly own 100% of the issued and outstanding shares of capital stock of Kaiser Aluminum Investments Company, a Delaware corporation (“KAIC”), which functions as an intermediate holding company.

•	KAIC owns 49% of the ownership interests of Anglesey and 100% of the ownership interests of each of:

•	Kaiser Aluminum Fabricated Products, LLC, a Delaware limited liability company (“KAFP”), which holds the assets and liabilities associated with our Fabricated Products business unit (excluding those assets and liabilities associated with our London, Ontario facility);

•	Kaiser Aluminum Canada Limited, an Ontario corporation (“KACL”), which holds the assets and liabilities associated with our London, Ontario facility and certain former Canadian subsidiaries that were largely inactive;

•	Kaiser Aluminum & Chemical Corporation, LLC, a Delaware limited liability company (“KACC, LLC”), which, as a successor by merger to Kaiser Aluminum & Chemical Corporation, holds our remaining non-operating assets and liabilities not assumed by KAFP;

•	Kaiser Aluminium International, Inc., a Delaware corporation which functions primarily as the seller of our products delivered outside the United States; and

•	Trochus Insurance Co., Ltd., a corporation formed in Bermuda which has historically functioned as a captive insurance company.

Item 1A.	Risk Factors

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

In addition to the factors discussed elsewhere in this Report, the risks described below are those which we believe are the material risks we face. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows as well as the trading price of our common stock.

A reader may not be able to compare our historical financial information to our financial information relating to periods after our emergence from chapter 11 bankruptcy.

As a result of the effectiveness of our chapter 11 plan of reorganization, our Plan, on July 6, 2006, we are operating our business under a new capital structure. In addition, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, or SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code as of July 1, 2006. Because SOP 90-7 requires us to account for our assets and liabilities at their fair values as of the effectiveness of our Plan, our financial condition and results of operations from and after July 1, 2006 are not comparable in some material respects to the financial condition or results of operations reflected in our historical financial statements at dates or for periods prior to July 1, 2006.

We operate in a highly competitive industry which could adversely affect our profitability.

The fabricated products segment of the aluminum industry is highly competitive. Competition in the sale of fabricated aluminum products is based upon quality, availability, price and service, including delivery performance. Many of our competitors are substantially larger than we are and have greater financial resources than we do, and may have other strategic advantages, including more efficient technologies or lower raw material costs. Our facilities are primarily located in North America. To the extent that our competitors have production facilities located outside North America, they may be able to produce similar products at a lower cost. We may not be able to adequately reduce costs to compete with these products. Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, any one of which could have a material adverse effect on our financial position, results of operations and cash flows.

Recent economic factors.

Over recent months, several banks and other financial institutions have announced multi-billion dollar write-downs related to their exposure to mortgage-backed securities and other financial instruments. This, along with other factors, has led to a tightening in the credit markets for certain borrowers. In addition, oil prices have hit unprecedented high levels and are having a negative impact on air carriers around the world. Further, there is uncertainty over the general direction of the U.S. economy. Although certain markets we serve, including aerospace and defense, remain strong, the impact of the high price of oil or a downturn in the U.S. or global economy could result in a decrease in demand for our products, cause our customers to fail to meet contractual commitments and have a material adverse impact on our financial position, results of operations and cash flows.

We depend on a core group of significant customers.

In 2007, our largest fabricated products customer, Reliance, accounted for approximately 15% of our fabricated products net sales, and our five largest customers accounted for approximately 36% of our fabricated products net sales. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. In addition, a significant downturn in the business or financial condition of any of our significant customers could materially and adversely affect our financial position, results of operations and cash flows.

Our industry is very sensitive to foreign economic, regulatory and political factors that may adversely affect our business.

We import primary aluminum from, and manufacture fabricated products used in, foreign countries. We also own 49% of Anglesey. We purchase alumina to supply to Anglesey and we purchase aluminum from Anglesey for sale to a third party in the United Kingdom. Factors in the politically and economically diverse countries in which we operate or have customers or suppliers, including inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems, could affect our financial position, results of operations and cash flows. Our financial position, results of operations and cash flows could also be adversely affected by:

•	acts of war or terrorism or the threat of war or terrorism;

•	government regulation in the countries in which we operate, service customers or purchase raw materials;

•	the implementation of controls on imports, exports or prices;

•	the adoption of new forms of taxation and duties;

•	the imposition of currency restrictions;

•	the nationalization or appropriation of rights or other assets; and

•	trade disputes involving countries in which we operate, service customers or purchase raw materials.

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

In addition, because we and other suppliers are expanding production capacity, heat treat plate prices may eventually begin to decrease as production capacity increases or demand decreases. Although we have implemented cost reduction and sales growth initiatives to minimize the impact on our results of operations, as heat treat plate prices return to more typical historical levels, these initiatives may not be adequate and our financial position, results of operations and cash flows may be adversely affected. Similarly, additional delays in the ramp up of production of new commercial aircraft programs could substantially reduce near-term demand for certain of our products. A reduction in anticipated demand could have a material adverse effect on our financial position, results of operations and cash flows.

A number of major airlines have also recently undergone chapter 11 bankruptcy and continue to experience financial strain from high fuel prices. Continued financial instability in the industry may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.

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

Further downturns in the automotive industry could adversely affect our net sales and profitability.

The demand for many of our general engineering and custom products is dependent on the production of automobiles, light trucks and heavy duty vehicles in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. The North American automotive industry is facing costly inventory corrections which could adversely affect our net sales and profitability. Multiple production cuts by heavy duty truck and major United States automobile manufacturers in recent years may continue to adversely affect the demand for our products. The North American automotive manufacturers are also burdened with substantial structural costs, including pension and healthcare costs that impact their profitability and labor relations. If the financial condition of these auto manufacturers continues to be unsteady or if any of these automobile manufacturers seek restructuring or relief through bankruptcy proceedings, the demand for our products may decline, adversely affecting our net sales and profitability. Similarly, any decline in the demand for new automobiles, particularly in the United States, could have a material adverse effect on our financial position, results of operations and cash flows. Seasonality experienced by the automotive industry in the third and fourth quarters of the calendar year also affects our financial position, results of operations and cash flows.

Changes in consumer demand may adversely affect our operations which supply automotive end users.

Recent and any future increases in energy costs that consumers incur is resulting in shifts in consumer demand away from motor vehicles that typically have a higher content of the products we currently supply, such as light trucks and SUVs. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have an adverse impact on our financial position, results of operations and cash flows.

We may not be able to successfully negotiate pricing terms with our automotive customers.

Cost cutting initiatives that our automotive customers have adopted generally result in increased downward pressure on pricing and our automotive customers typically seek agreements requiring reductions in pricing over the period of production. Pricing pressure may increase further, particularly in North America, as North American manufacturers pursue cost cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset any required price reductions our financial position, results of operations and cash flows could be adversely impacted.

Because our products are often components of our customers’ products, reductions in demand for our products may be more severe than, and may occur prior to reductions in demand for, our customers’ products.

Our products are often components of the end-products of our customers. Customers purchasing our fabricated aluminum products, such as those in the cyclical automotive and aerospace industries, generally require significant lead time in the production of their own products. Therefore, demand for our products may increase prior to demand for our customers’ products. Conversely, demand for our products may decrease as our customers anticipate a downturn in their respective businesses. As demand for our customers’ products begins to soften, our customers typically reduce or eliminate their demand for our products and meet the reduced demand for their products using their own inventory without replenishing that inventory, which results in a reduction in demand for our products that is greater than the reduction in demand for their products. This amplified reduction in demand for our products in the event of a downswing in our customers’ respective businesses (de-stocking) may adversely affect our financial position, results of operations and cash flows.

Our business is subject to unplanned business interruptions which may adversely affect our performance.

The production of aluminum and fabricated aluminum products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, transportation interruptions and supply interruptions. Operational interruptions at one or more of our production facilities, particularly interruptions at our Trentwood facility in Spokane, Washington where our production of plate and sheet is concentrated, could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own production due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Such interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.

Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.

Our revolving credit facility contains negative and financial covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on creating liens, engaging in mergers, consolidations and sales of assets, incurring indebtedness, providing guaranties, engaging in different businesses, making loans and investments, making certain dividends, debt and other restricted payments, making certain prepayments of indebtedness, engaging in certain transactions with affiliates and entering into certain restrictive agreements. If we fail to satisfy the covenants set forth in our revolving credit facility or another event of default occurs under the revolving credit facility, we could be prohibited from borrowing for our working capital needs. If we cannot borrow under the revolving credit facility to meet our working capital needs, we could be required to seek additional financing, if available, or curtail our operations. Additional financing may not be available on commercially acceptable terms, or at all. If the revolving credit facility is terminated and we do not have sufficient cash on hand to pay any amounts due, we could be required to sell assets or to obtain additional financing.

We depend on our subsidiaries for cash to meet our obligations and pay any dividends.

We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries’ ability to provide funding will depend on their earnings, the terms of their indebtedness (including the revolving credit facility), tax considerations and legal restrictions.

We may not be able to successfully implement our productivity and cost reduction initiatives.

We have undertaken and expect to continue to undertake productivity and cost reduction initiatives to improve performance, including deployment of company-wide business improvement methodologies, such as our production system, the Kaiser Production System, which involves the integrated utilization of application and advanced process engineering and business improvement methodologies such as Lean Enterprise, Total Productive Maintenance and Six Sigma. We cannot assure you that all of these initiatives will be completed or beneficial to us or that any estimated cost saving from such activities will be fully realized. Even when we are able to generate new efficiencies successfully in the short to medium term, we may not be able to continue to reduce cost and increase productivity over the long term.

Our profitability could be adversely affected by increases in the cost of raw materials and freight.

The price of primary aluminum has historically been subject to significant cyclical price fluctuations, and the timing of changes in the market price of aluminum is largely unpredictable. Although our pricing of fabricated aluminum products is generally intended to pass the risk of price fluctuations on to our customers, we may not be able to pass on the entire cost of such increases to our customers or offset fully the effects of higher costs for other raw materials, which may cause our profitability to decline. There will also be a potential time lag between increases in prices for raw materials under our purchase contracts and the point when we can implement a corresponding increase in price under our sales contracts with our customers. As a result, we may be exposed to fluctuations in raw material prices, including aluminum, since, during the time lag, we may have to bear the additional cost of the price increase under our purchase contracts. If these events were to occur, they could have a material adverse effect on our financial position, results of operations and cash flows. Furthermore, we are party to arrangements based on fixed prices so that we bear the entire risk of rising aluminum prices, which may cause our profitability to decline. In addition, an increase in raw material prices may cause some of our customers to substitute other materials for our products, adversely affecting our financial position, results of operations and cash flows due to both a decrease in the sales of fabricated aluminum products and a decrease in demand for the primary aluminum produced at Anglesey.

We are responsible for selling and delivering alumina to Anglesey in proportion to our ownership percentage at a predetermined price. Such alumina is purchased under contracts that extends through August 2009 at prices tied to primary aluminum prices. In addition we delivered the alumina to Anglesey under the terms of a freight contract that expired at the end of 2007. Current freight rates are substantially higher than rates under the former contract. We cannot assure you that we will be able to secure a source of alumina at comparable process for the period after August of 2009. If we are unable to do so or freight rates do not improve, our financial position, results of operations and cash flows associated with our Primarily Aluminum business segment may be adversely affected.

The price volatility of energy costs may adversely affect our profitability.

Our income and cash flows depend on the margin above fixed and variable expenses (including energy costs) at which we are able to sell our fabricated aluminum products. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our production facilities affect operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. The daily closing price of the front-month futures contract for natural gas per million British thermal units as reported on NYMEX ranged between $5.38 and $8.64 in 2007, $4.20 and $10.63 in 2006 and $5.79 and $15.38 in 2005. Typically, electricity prices fluctuate with natural gas prices which increases our exposure to energy costs. Future increases in fuel and utility prices may have an adverse effect on our financial position, results of operations and cash flows.

Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging program were not in place.

From time to time in the ordinary course of business, we may enter into hedging transactions to limit our exposure to price risks relating to primary aluminum prices, energy prices and foreign currency. To the extent that these hedging transactions fix prices or exchange rates and the prices for primary aluminum exceed the fixed or ceiling prices established by these hedging transactions or energy costs or foreign exchange rates are below the fixed prices, our income and cash flows will be lower than they otherwise would have been. Additionally, to the extent that primary aluminum prices, energy prices and/or foreign currency exchange rates deviate materially and adversely from fixed or ceiling prices or rates established by outstanding hedging transactions, we could incur margin calls which could adversely impact our liquidity.

The expiration of the power agreement for Anglesey may adversely affect our cash flows and affect our hedging programs.

The agreement under which Anglesey receives power expires in September 2009, and the nuclear facility which supplies such power is scheduled to cease operations in 2010. As of the date of this Report, Anglesey has not identified a source from which to obtain sufficient power to sustain its operations on reasonably acceptable terms after the expiration of the current agreement in September 2009, and we cannot assure you that Anglesey will be able to do so. If, as a result, Anglesey’s aluminum reduction is curtailed or its costs are increased, our cash flows may be adversely affected. In addition, any decrease in Anglesey’s production would reduce or eliminate the “natural hedge” against rising primary aluminum prices created by our participation in the primary aluminum market and, accordingly, we may deem it appropriate to increase our hedging activity to limit exposure to such price risks, potentially adversely affecting our financial position, results of operations and cash flows.

If Anglesey cannot obtain sufficient power on acceptable terms, Anglesey’s aluminum reduction operations will likely be shut down. Given the potential for future shut down and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash anticipated to be available for future cash requirements, Anglesey removed the temporary suspension of dividends and declared dividends in August 2007 and November 2007. The shut down may involve significant costs to Anglesey which could decrease or eliminate its ability to pay dividends. The process of shutting down aluminum reduction operations may involve transition complications which may prevent Anglesey from operating its aluminum reduction operations at full capacity until the expiration of the power contract. As a result, our financial position, results of operations and cash flows may be negatively affected even before the September 2009 expiration of the power contract.

We are exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation and other economic factors in the countries in which we operate.

Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates in the countries in which we operate, could affect our revenues, expenses and results of operations. In particular, lower valuation of the U.S. dollar against other currencies, particularly the Canadian dollar, Euro and British Pound Sterling, may affect our profitability as some important raw materials are purchased in other currencies, while products generally are sold in U.S. dollars.

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

A significant number of our employees are represented by labor unions under labor contracts with varying durations and expiration dates. All of these contracts currently expire in 2009 and 2010, including labor contracts with the USW covering four of our manufacturing locations and approximately 1,055, or 41%, of our employees scheduled to expire in the Fall of 2010. We may not be able to renegotiate these or our other labor contracts on satisfactory terms when they expire. As part of any such renegotiation, we may reach agreements with respect to future wages and benefits that could materially and adversely affect our future financial position, results of operations and cash flows. In addition, such negotiations could divert management attention or result in union-initiated work actions, including strikes or work stoppages that could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.

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

Our operations, including our operations conducted prior to our emergence from chapter 11 bankruptcy, have subjected, and may in the future subject, us to fines or penalties for alleged breaches of environmental laws and to obligations to perform investigations or clean up of the environment. We may also be subject to claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the clean up of sites currently or formerly used by us or exposure of individuals to hazardous materials. Any investigation, clean-up or other remediation costs, fines or penalties, or costs to resolve third-party claims may be significant and could have a material adverse effect on our financial position, results of operations and cash flows.

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

In addition to the matters described above, we may from time to time be involved in, or be the subject of, disputes, proceedings and investigations with respect to a variety of matters, including matters related to personal injury, employees, taxes and contracts, as well as other disputes and proceedings that arise in the ordinary course of business. It could be costly to defend against these claims or any investigations involving them, whether meritorious or not, and legal proceedings and investigations could divert management’s attention as well as operational resources, negatively affecting our financial position, results of operations and cash flows. It could also be costly to make payments on account of any such claims.

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

Our Trentwood expansion and rod, bar, and tube investment projects may not be completed as scheduled.

We are currently in the process of a $139 million expansion of production capacity and gauge capability at our Trentwood facility which includes the final $34 million follow-on investment announced in June 2007. While the first two phases were successfully completed at December 31, 2007, our ability to complete the final phase of this project, and the timing and costs of doing so, are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems. If completion of the final phase is significantly delayed or interupts production, we may lose production or be unable to meet shipping deadlines on time or at all, which would adversely affect our results of operations, may lead to litigation and may damage our relationships with these customers and our reputation generally.

In the third quarter of 2007 we announced a $91 million investment in our rod, bar, and tube value stream including the development of a production facility expected to be in Kalamazoo, Michigan. If we are unable to fully complete these projects or if the actual costs for these projects exceed our current expectations, our financial position, results of operations and cash flows could be adversely affected.

We may not be able to successfully execute our strategy of growth through acquisitions.

A component of our growth strategy is to acquire fabricated products assets in order to complement our product portfolio. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets, obtain financing to fund acquisitions and support our growth and many other factors beyond our control. Risks associated with acquisitions include those relating to:

•	diversion of management’s time and attention from our existing business;

•	challenges in managing the increased scope, geographic diversity and complexity of operations;

•	difficulties integrating the financial, technological and management standards, processes, procedures and controls of the acquired business with those of our existing operations;

•	liability for known or unknown environmental conditions or other contingent liabilities not covered by indemnification or insurance;

•	greater than anticipated expenditures required for compliance with environmental or other regulatory standards or for investments to improve operating results;

•	difficulties achieving anticipated operational improvements;

•	incurrence of indebtedness to finance acquisitions or capital expenditures relating to acquired assets; and

•	issuance of additional equity, which could result in further dilution of the ownership interests of existing stockholders.

We may not be successful in acquiring additional assets, and any acquisitions that we do consummate may not produce the anticipated benefits or may have adverse effects on our financial position, results of operations and cash flows.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2007 we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

We may not be able to adequately protect proprietary rights to our technology.

Our success will depend in part upon our proprietary technology and processes. Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, these measures may not be adequate to protect such intellectual property, particularly in foreign countries where the laws may offer significantly less intellectual property protection than is offered by the laws of the United States. In addition, any attempts to enforce our intellectual property rights, even if successful, could result in costly and prolonged litigation, divert management’s attention and adversely affect our results of operations and cash flows. Failure to adequately protect our intellectual property may adversely affect our results of operations as our competitors would be able to utilize such property without having had to incur the costs of developing it, thus potentially reducing our relative profitability. Furthermore, we may be subject to claims that our technology infringes the intellectual property rights of another. Even if without merit, those claims could result in costly and prolonged litigation, divert management’s attention and adversely affect our income and cash flows. In addition, we may be required to enter into licensing agreements in order to continue using technology that is important to our business. However, we may be unable to obtain license agreements on acceptable terms, which could negatively affect our financial position, results of operations and cash flows.

We may not be able to utilize all of our net operating loss carry-forwards.

We have net operating loss carry-forwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the United States. At December 31, 2007, these tax attributes could together offset $897.5 million of otherwise taxable income. The amount of net operating loss carry-forwards available in any year to offset our net taxable income will be reduced or eliminated if we experience an “ownership change” as defined in the Internal Revenue Code (the “Code”). Upon our emergence from chapter 11 bankruptcy, we entered into a stock transfer restriction agreement with our largest stockholder, a VEBA that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (which we refer to as the Union VEBA), and our certificate of incorporation was amended to prohibit and void certain transfers of our common stock. Both reduce the risk that an ownership change will jeopardize our net operating loss carry-forwards. Because U.S. tax law limits the time during which carry-forwards may be applied against future taxes, we may not be able to take full advantage of the carry-forwards for federal income tax purposes. In addition, the tax laws pertaining to net operating loss carry-forwards may be changed from time to time such that the net operating loss carry-forwards may be reduced or eliminated. If the net operating loss carry-forwards become unavailable to us or are fully utilized, our future income will not be shielded from federal income taxation, thereby reducing funds otherwise available for general corporate purposes.

Transfer restrictions and other factors could hinder the market for our common stock.

In order to reduce the risk that any change in our ownership would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carry-forwards, for purposes of Sections 382 and 383 of the Code, upon emergence from chapter 11 bankruptcy, we entered into a stock transfer restriction agreement with our largest stockholder, the Union VEBA, and amended and restated our certificate of incorporation to include restrictions on transfers involving 5% ownership. These transfer restrictions could hinder the market for our common stock. In addition, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial analysts in their estimates of our future earnings, substantial amounts of our common stock being sold into the public markets upon the expiration of share transfer restrictions, which expire in July 2016, or upon the occurrence of certain events relating to U.S. tax benefits available under section 382 of the Code, conditions in the economy or stock market in general or in the fabricated aluminum products industry in particular or unfavorable publicity.

We may not be able to engage in or approve certain transactions involving our common shares without impairing the use our federal income tax attributes.

Section 382 of the Code affects our ability to use our federal income tax attributes, including our net operating loss carry-forwards, following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code, an “ownership change”. Certain transactions may be included in the calculation of an ownership change, including transactions involving our repurchase of our common shares, our issuance of new common shares, the sale of additional common shares by the Union VEBA, any person or group of persons becoming a 5% holder of our common shares and any 5% holder increasing the number of common shares held. Transactions included in the calculation of an ownership change may limit our ability to engage in or approve additional transactions during the balance of the applicable 36 month period without affecting our ability to use our federal income tax attributes. The limitation on our inability to engage in or approve additional transactions may adversely impact the market for our common shares and our ability to pursue certain transactions, including the repurchase of our common shares or to raise capital in the equity markets and/or to issue new common shares to pursue external growth opportunities.

Our net sales, operating results and profitability may vary from period to period, which may lead to volatility in the trading price of our stock.

Our financial and operating results may be significantly below the expectations of public market analysts and investors and the price of our common stock may decline due to the following factors:

•	volatility in the spot market for primary aluminum and energy costs;

•	changes in the volume, price and mix of the products we sell;

•	our annual accruals for variable payment obligations to the Union VEBA and another VEBA that provides benefits for certain other eligible retirees and their surviving spouses and eligible dependents (which we refer to as the Salaried VEBA);

•	non-cash charges including last-in, first-out, or LIFO, inventory charges and impairments;

•	global economic conditions;

•	unanticipated interruptions of our operations for any reason;

•	variations in the maintenance needs for our facilities;

•	unanticipated changes in our labor relations;

•	cyclical aspects impacting demand for our products; and

•	reductions in defense spending.

Our annual variable payment obligations to the Union VEBA and Salaried VEBA are linked with our profitability, which means that not all of our earnings will be available to our stockholders.

We are obligated to make annual payments to the Union VEBA and Salaried VEBA calculated based on our profitability and therefore not all of our earnings will be available to our stockholders. The aggregate amount of our annual payments to these VEBAs is capped however at $20 million and is subject to other limitations. As a result of these payment obligations, our earnings and cash flows may be reduced. Although our obligation to make annual payments to the Union VEBA terminates for periods beginning after December 31, 2012, the Union VEBA or other groups representing our current and future retired hourly employees may seek to extend our obligation beyond the termination date. Any such extension could have a material adverse effect on our financial position, results of operations and cash flows.

A significant percentage of our stock is held by the Union VEBA which may exert significant influence over us.

The Union VEBA owns 23.5% of our common stock as of December 31, 2007. As a result, the Union VEBA has significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the Union VEBA and other substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.

The USW has director nomination rights through which it may influence us, and USW interests may not align with our interests or the interests of our other investors.

Pursuant to an agreement, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, or USW, has been granted rights to nominate candidates which, if elected, would constitute 40% of our Board of Directors through December 31, 2012 at which time the USW is required to cause any director nominated by the USW to submit his or her resignation to our Board of Directors, which submission our Board of Directors may accept or reject in its discretion. As a result, the directors nominated by the USW may have a significant voice in the decisions of our Board of Directors. It is possible that the USW may seek to extend the term of the agreement and its right to nominate board members beyond 2012 and continue its ability to have a significant voice in the decisions of our Board of Directors.

Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restriction.

In June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend of $0.18 per common share per quarter. A quarterly cash dividend has been paid in each subsequent quarter. Future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. We can give no assurance that any dividends will be declared and paid in the future. Our revolving credit facility currently restricts our ability to pay any dividends or purchase any of our stock. Under our revolving credit facility, we may pay cash dividends only if we are not in default or would not be in default as a result of the dividends, and are limited to an amount based on a portion of cumulative earnings, net of dividends, as adjusted for certain other cash inflows.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The locations of the principal plants and other materially important physical properties relating to our Fabricated Products business unit are below:

Location	Square footage	Owned or Leased

Chandler, Arizona	57,000	Leased	(1)
Greenwood, South Carolina	134,000	Owned
Jackson, Tennessee	310,000	Owned
London, Ontario (Canada)	274,000	Owned
Los Angeles, California	178,000	Leased	(2)
Newark, Ohio	1,293,000	Owned
Richland, Washington	48,000	Leased	(3)
Richmond, Virginia	443,000	Owned
Plainfield, Illinois	80,000	Leased	(4)
Sherman, Texas	313,000	Owned
Spokane, Washington	2,854,000	Owned/Leased	(5)
Tulsa, Oklahoma	23,000	Owned

Total	6,007,000

(1)	The Chandler, Arizona facility is subject to a lease with a primary lease term that expires in 2033. We have certain extension rights in respect of the Chandler lease.

(2)	The Los Angeles, California facility is subject to a lease with a 2014 expiration date.

(3)	The Richland, Washington facility is subject to a lease with a 2011 expiration date, subject to certain extension rights held by us.

(4)	The Plainfield, Illinois facility is subject to a lease with a 2010 expiration date with a renewal option subject to certain terms and conditions.

(5)	2,733,000 square feet is owned and 121,000 square feet is leased with a 2010 expiration date with a renewal option subject to certain terms and conditions.

Plants and equipment and other facilities are generally in good condition and suitable for their intended uses.

Our corporate headquarters located in Foothill Ranch, California, is a leased facility consisting of 21,500 square feet.

Our obligations under the revolving credit facility are secured by, among other things, liens on our U.S. production facilities. See Note 8 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for further discussion.

Item 3.	Legal Proceedings

Reorganization Proceedings

The discussion in Item 1. “Business — Emergence from Reorganization Proceedings” and Notes 2 and 19 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” are incorporated herein by reference. Pursuant to our Plan, on July 6, 2006, the pre-petition ownership interests of Kaiser were cancelled without consideration and approximately $4.4 billion of pre-petition claims against us, including claims in respect of debt, pension and postretirement medical obligations and asbestos and other tort liabilities were resolved on our emergence from chapter 11 bankruptcy.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our outstanding common stock is traded on the Nasdaq Global Select Market under the ticker symbol “KALU.”

The following table sets forth the high and low sale prices of our common stock for each quarterly period since such common stock began trading on July 7, 2006 following our emergence from Chapter 11 bankruptcy.

	High	Low

Fiscal 2006
Third quarter (from July 7, 2006)	$44.50	$37.50
Fourth quarter	$62.00	$43.50
Fiscal 2007
First quarter	$78.00	$57.60
Second quarter	$88.68	$72.33
Third quarter	$78.26	$57.88
Fourth quarter	$80.58	$66.27

Holders

As of January 31, 2008, there were 601 holders of record of our common stock.

Dividends

In June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend of $0.18 per common share per quarter. A quarterly cash dividend has been paid in each subsequent quarter. Future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. We can give no assurance that any dividends will be declared or paid in the future. Our revolving credit facility currently restricts our ability to pay any dividends or purchase any of our stock. Under our revolving credit facility, we may pay cash dividends only if we are not in default or would not be in default as a result of the dividends, and are limited to an amount based on a portion of cumulative earnings, net of dividends, as adjusted for certain other cash inflows.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s common stock with: (i) the Dow Jones Wilshire 5000 Index, (ii) the Russell 2000 which we are a part of and (iii) the S&P SmallCap 600. The graph assumes (i) an initial investment of $100 as of July 7, 2006, the first day on which the Company’s common stock began trading on the Nasdaq, and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of future performance of our stock price.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*
Among Kaiser Aluminum Corporation, The Dow Jones Wilshire 5000 Index,
The Russell 2000 Index and The S&P SmallCap 600 Index

* $100 invested on 7/7/06 in stock or on 6/30/06 in index-including reinvestment of dividends.
Fiscal year ending December 31.

Our performance graph reflects the cumulative return of (i) the Dow Jones Wilshire 5000 Index, a broad equity market index that includes companies whose equity securities are traded on the Nasdaq Global Select Market, (ii) the Russell 2000, a broad equity market index of which we are a component and (iii) the S&P SmallCap 600. We added the comparison to the Russell 2000 index in the above graph as we became a component of the index in 2007. We elected to use the S&P SmallCap 600 index after determining that no published industry or line-of-business indexes were closely enough related to our industry or business to provide a reasonable basis for comparison. Similarly, we determined that we could not identify comparables to include in a peer group that would provide a reasonable basis for comparison and that, as a result, an index consisting of companies with similar market capitalizations was appropriate.

Item 6.	Selected Financial Data

The following table represents our selected financial data. The table should be read in conjunctions with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

			Predecessor
		Year Ended December 31, 2006
		July 1, 2006
	Year Ended	through	January 1, 2006
	December 31,	December 31,	to	Year Ended December 31,
	2007	2006	July 1, 2006	2005	2004	2003
	(In millions of dollars, except shipments, average sales price and per share amounts)
Net sales	$1,504.5	$667.5	$689.8	$1,089.7	$942.4	$710.2

Income (loss) from continuing operations	101.0	26.2	3,136.9	(1,112.7)	(868.1)	(273.6)

Income (loss) from discontinued operations	—	—	4.3	363.7	121.3	(514.7)

Cumulative effect of accounting change	—	—	—	(4.7)	—	—

Net income Earnings (loss) per share:	$101.0	$26.2	$3,141.2	$(753.7)	$(746.8)	$(788.3)

Basic:
Income (loss) from continuing operations	$5.05	$1.31	$39.37	$(13.97)	$(10.88)	$(3.41)

Income (loss) from discontinued operations	—	—	.05	4.57	1.52	(6.42)

Cumulative effect of accounting change	—	—	—	(.06)	—	—

Net income (loss)	$5.05	$1.31	$39.42	$(9.46)	$(9.36)	$(9.83)

Diluted:
Income from continuing operations	$4.97	$1.30

Income (loss) from discontinued operations	—	—

Cumulative effect of accounting change	—	—

Net income	$4.97	$1.30

Shipments (mm lbs)	705.0	326.9	350.6	637.5	615.2	531.0

Average realized third party sales price (per lb)	$2.13	$2.04	$1.97	$1.71	$1.53	$1.34

Cash dividends declared per common share	$0.54	$—	$—	$—	$—	$—

Capital expenditures, net of accounts payable	$61.8	$30.0	$28.1	$31.0	$7.6	$8.9

Depreciation expense	$11.9	$5.5	$9.8	$19.9	$22.3	$25.7

			Predecessor
	December 31,
	2007	2006	2005	2004	2003
Total assets	$1,165.2	$655.4	$1,538.9	$1,882.4	$1,623.5
Long-term borrowings, including amounts due within one year	—	50.0	1.2	2.8	2.2

The financial information for all prior periods has been reclassified to reflect discontinued operations. See Note 20 of Notes to Consolidated Financial Statements. Earnings (loss) per share and share information for the Predecessor may not be meaningful because, pursuant to the Plan, the equity interests in the Company’s existing stockholders were cancelled without consideration.

In addition to the operational results presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” significant items that impacted the results included, but were not limited to, the following:

2007: During the fourth quarter we repaid our $50 million term loan. In June of 2007, our Board of Directors initiated a regular quarterly dividend of $.18 per share. We declared total dividends of $11.1 million in 2007. In addition, in 2007 we determined that we met the “more likely than not” criteria for recognition of our deferred tax assets and we released the vast majority of the valuations allowance. At December 31, 2007, total assets included net deferred tax assets of $327.8 million.

2006: We emerged from chapter 11 bankruptcy on July 6, 2006 with all of our fabricated product facilities and operations and a 49% interest in Anglesey. During the period from January 1, 2006 to July 1, 2006 we recorded gains on emergence and other reorganization related benefits (costs) of approximately $3.1 billion.

2005: We were in chapter 11 bankruptcy for the entire year. During 2005 we recorded reorganization costs of approximately $1.2 billion. We also recorded a $4.7 million charge as a result of adopting accounting for conditional asset retirement obligations.

2004: We were in chapter 11 bankruptcy for the entire year. We disposed of various foreign operations and recorded settlement and termination charges related to the termination of post-retirement medical and pension benefits plans. During 2004 we recorded reorganization costs of approximately $39 million.

2003: We were in chapter 11 bankruptcy for the entire year. We recorded an impairment charge of $368.0 million relating to our interests in Gramercy/Kaiser Jamaica Bauxite Company which were sold in 2004. We also recorded non-cash charges of $121.2 million upon termination of a pension plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automobile and other end markets we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Item 1A. “Risk Factors” each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such control was effective as of December 31, 2007. Management’s report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in ten sections:

•	Overview

•	Financial Reporting Changes

•	Business Strategy and Core Philosophies

•	Management Review of 2007 and Outlook for the Future

•	Results of Operations

•	Other Matters

•	Liquidity and Capital Resources

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet and Other Arrangements

•	Critical Accounting Estimates

•	New Accounting Pronouncements

We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Unless otherwise noted, this MD&A relates only to results from continuing operations. In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period to period, are (i) particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as fluctuations in underlying metal prices, natural gas prices and currency exchange rates.

Overview

We are a leading producer of fabricated aluminum products for aerospace / high strength, general engineering and custom automotive and industrial applications. In addition, we own a 49% interest in Anglesey, which owns and operates an aluminum smelter in Holyhead, Wales.

We have two reportable operating segments, Fabricated Products and Primary Aluminum, and our Corporate segment. The Fabricated Products segment is comprised of all of the operations within the fabricated aluminum products industry including our eleven fabricating facilities in North America at the end of 2007. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications.

The Primary Aluminum segment produces commodity grade products as well as value-added products such as ingot and billet, for which we receive a premium over normal commodity market prices and conducts hedging activities in respect of our exposure to primary aluminum price risk.

Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the markets in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. During 2007, 2006, and 2005, the markets for aerospace and high strength products in which we participate were strong, resulting in higher shipments and improved margins.

Changes in primary aluminum prices also affect our Primary Aluminum segment and expected earnings under any firm price fabricated products contracts. However, the impacts of such changes are generally offset by each other or by primary aluminum hedges. Our operating results are also, albeit to a lesser degree, sensitive to changes in prices for power and natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of our sensitivity to changes in market conditions, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risks, Sensitivity.”

During 2007, the average London Metal Exchange, or LME, transaction price per pound of primary aluminum was $1.20. During 2006 and 2005, the average LME price per pound for primary aluminum was $1.17 and $.86, respectively. At January 31, 2008, the LME price was approximately $1.20 per pound.

Financial Reporting Changes

From the first quarter of 2002 to June 30, 2006, Kaiser and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code under the supervision of the Bankruptcy Court. Pursuant to the Plan, Kaiser and its subsidiaries, which owned all of our core fabricated products facilities and operations and a 49% interest in Anglesey, emerged from chapter 11 on July 6, 2006. Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated at June 30, 2006 approximately $4.4 billion) were addressed and resolved. Pursuant to the Plan, all of the equity interests of Kaiser’s pre-emergence stockholders were cancelled without consideration. Equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan. See Notes 2 and 19 of Notes to Consolidated Financial Statements included in this Report for additional information on Kaiser’s reorganization and the Plan.

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

All financial statement information before July 1, 2006 relates to Kaiser before emergence from chapter 11 (sometimes referred to herein as the “Predecessor”). Kaiser after emergence is sometimes referred to herein as the “Successor.” As more fully discussed below, there will be a number of differences between the financial statements before and after emergence that will make comparisons of financial information difficult and may make it more difficult to assess our future prospects based on historical performance.

As indicated above, we also made changes to our accounting policies and procedures as part of the application of “fresh start” accounting as required by SOP 90-7. In general, our accounting policies are the same as or similar to those historically used to prepare our financial statements. In certain cases, however, we adopted different accounting principles for, or applied methodologies differently to, our post emergence financial statement information. For instance, we changed our accounting methodologies with respect to inventory accounting. While we still account for inventories on a last-in, first-out (“LIFO”) basis after emergence, we are applying LIFO differently than we did in the past. Specifically, we now view each quarter on a standalone year-to-date basis for computing LIFO; in the past, the Predecessor recorded LIFO amounts with a view to the entire fiscal year, which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or second half of the year.

Additionally, certain items such as earnings per share and Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (see discussion in Note 11 and Note 15 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”), which had few, if any, implications while we were in chapter 11 bankruptcy, will have increased importance in our future financial statement information.

Business Strategy and Core Philosophies

We are a leading manufacturer of fabricated aluminum products. We specialize in providing highly engineered solutions that meet the demanding needs of the transportation and industrial markets. We are leaders in our industry, maintaining a strong competitive position in a significant majority of the markets we serve. In a very competitive marketplace, we distinguish ourselves with our “Best in Class” customer satisfaction along with a broad and deep product offering. Our blue-chip customer base includes some of the top names in industry, with whom we share long-standing relationships based on quality and trust. We have established a platform for growth that is well positioned within the industry.

We strive to reinforce our position as supplier of choice through our “Best in Class” customer satisfaction, seeking to continuously improve our cost performance and efforts to be the low cost provider by eliminating waste throughout the value stream.

Our line of Kaiser Select® products reflects a structured approach to reduce waste and variability for our customers. Our Kaiser Select® products are manufactured according to strict specifications that deliver enhanced product characteristics with improved consistency that result in better performance and in many cases lower cost for our customers.

Our lean enterprise initiative is facilitated by the Kaiser Production System (“KPS”), which is an integrated application of the tools of Lean manufacturing, Six Sigma and Total Productive Manufacturing which underpins our continuous effort to provide “Best in Class” customer satisfaction. KPS enables us to deliver superior customer service through consistent, on-time delivery of superior quality products on short lead times. We are committed to imbedding KPS as the common culture through which we continuously improve our operations and enhance our total competitive position.

Management Review of 2007 and Outlook for the Future

In 2007, we continued our focus on the generation of long-term value through our organic growth initiatives, cost control, and ongoing focus on streamlining our existing value streams. This focus contributed to the following financial achievements:

•	Record Fabricated Products segment shipments of 548 million pounds, and Fabricated Products operating income of $169 million with Fabricated Products net sales growth over 2006 of 12%;

•	Consolidated net income of $101 million, or $4.97 per diluted share;

•	Income from continuing operations for 2007 up 39% from 2006 (Predecessor and Successor combined excluding Reorganization items) in spite of the continued high cost for primary aluminum, natural gas and other general cost inflation;

•	Cash provided by operating activities of $130 million which funded all capital investment and also allowed us to repay our $50 million term loan during the fourth quarter of 2007;

•	Recognition of $328 million of net deferred tax assets at December 31, 2007 primarily in relation to our net operating loss carry-forwards.

During 2007 our results benefited from higher average realized third party sales prices in both our Fabricated Products and Primary Aluminum segments due primarily to favorable mix and higher value-added pricing as well as higher underlying primary metal prices. In addition, there was continued strong demand for our products in the aerospace, high strength and defense markets. We brought additional heat treat capacity online at our Trentwood facility and benefited from continued strong demand for our products in the aerospace, high strength and defense markets. In 2007 we also faced a number of challenges including; weakness in demand in the ground transportation and general industrial markets; lower industry mill shipments of general engineering rod and bar products primarily as a result of service center de-stocking; and higher energy prices.

Looking into 2008 and beyond we anticipate our main areas of focus will be:

•	Completing and realizing the benefits from our organic growth initiatives described above together with the additional $14 million investment announced on February 13, 2008;

•	Capitalizing on our strong market presence and generating a return on capital that exceeds our cost of capital;

•	Generating cash from operations that funds capital expenditures made in the ordinary course of business as well as other initiatives, including additional organic growth programs and external growth acquisitions;

•	Managing our debt and capital structure to maintain a balance between cost and flexibility; and

•	Maximization of shareholder value.

Results of Operations

Fiscal 2007 Summary

For the purposes of this discussion the Successor’s results for the period from July 1, 2006 through December 31, 2006 have been combined with the Predecessor’s results for the period from January 1, 2006 to July 1, 2006 and are compared to the Successor’s results for the year ended December 31, 2007.

•	Net income for the year ended December 31, 2007 was $101.0 million compared with $3,167.4 million for the year ended December 31, 2006. Net income for the year ended December 31, 2006 included a non-cash gain of approximately $3,110.3 million related to our implementation of the Plan and application of fresh start accounting.

•	Net sales for the year ended December 31, 2007 increased by 11% to $1,504.5 million compared to $1,357.3 million the year ended December 31, 2006. The increase primarily reflected higher shipments, favorable product mix and higher value-added pricing in Fabricated Products as well as higher market prices for primary aluminum. Such increases in primary aluminum market prices do not necessarily directly translate to increased profitability because (a) a substantial portion of the business conducted by our Fabricated Products business unit passes primary aluminum prices on directly to customers and (b) our hedging activities, while limiting our risk of losses, may limit our ability to participate in price increases.

•	Our operating income for the year ended December 31, 2007 increased by 81% to $182.0 million compared to the year ended December 31, 2006. The increase was primarily a result of increased shipments, favorable product mix and higher value-added pricing for the period in our Fabricated Products segment together with gains in our Primary Aluminum segment from higher realized primary aluminum prices (net of hedging), improved contractual alumina pricing, favorable currency exchange (net of hedging), higher shipments and lower operating costs.

•	Net income for the year ended December 31, 2007 included Other operating benefits of $13.6 million related primarily to the reimbursement of $8.3 million of amounts paid in connection with the sale of our interests in and related to Queensland Alumina Limited in 2005, a $4.9 million non-cash gain from the settlement of a claim by the purchaser of the Gramercy alumina refinery and our interests in and related to Kaiser Jamaica Bauxite Company, a $1.6 million gain from the resolution of contingencies relating to the sale of a property prior to emergence, a $1.3 million gain related to a settlement with the Pension Benefit Guaranty Corporation or PBGC, and a charge of $2.6 million related to other post-emergence chapter 11 related items (see Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”).

•	Our effective tax rate remained high at 44.6% for the year ended December 31, 2007 (see discussion of “Provision for Income Taxes”).

•	Starting in June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend of $.18 per common share per quarter. During the year ended December 31, 2007 we made two dividend payments totaling $0.36 per common share or $7.4 million in the aggregate. During December 2007, we declared a third quarterly cash dividend of $.18 per common share, or $3.7 million, which was paid in February 2008.

Consolidated Selected Operational and Financial Information

The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices). The selected operational and financial information after July 6, 2006 are those of the Successor and are not comparable to those of the Predecessor. However, for purposes of this discussion (in the table below and subsequently throughout this section), the Successor’s results for the period from July 1, 2006 through December 31, 2006 have been combined with the Predecessor’s results for the period from January 1, 2006 to July 1, 2006 and are compared to the Successor’s results for the year ended December 31, 2007 and Predecessor’s results for the year ended December 31, 2005. Differences between periods due to fresh start accounting are explained when material.

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial and Supplementary Data.” See Note 16 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for further information regarding segments.

		Year Ended December 31, 2006
		July 1, 2006	Predecessor		Predecessor
	Year Ended	through	January 1, 2006		Year Ended
	December 31,	December 31,	to		December 31,
	2007	2006	July 1, 2006	Combined	2005
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs):
Fabricated Products	547.8	249.6	273.5	523.1	481.9
Primary Aluminum	157.2	77.3	77.1	154.4	155.6

	705.0	326.9	350.6	677.5	637.5

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.37	$2.27	$2.16	$2.21	$1.95
Primary Aluminum(2)	$1.31	$1.30	$1.28	$1.29	$.95
Net Sales:
Fabricated Products	$1,298.3	$567.2	$590.9	$1,158.1	$939.0
Primary Aluminum	206.2	100.3	98.9	199.2	150.7

Total Net Sales	$1,504.5	$667.5	$689.8	$1,357.3	$1,089.7

Segment Operating Income (Loss):
Fabricated Products(3)(4)	$169.0	$60.8	$61.2	$122.0	$87.2
Primary Aluminum(5)(6)	46.5	10.8	12.4	23.2	16.4
Corporate and Other	(47.1)	(25.5)	(20.3)	(45.8)	(35.8)
Other Operating Benefits (Charges), Net(7)	13.6	2.2	(.9)	1.3	(8.0)

Total Operating Income	$182.0	$48.3	$52.4	$100.7	$59.8

Discontinued Operations	$—	$—	$4.3	$4.3	$363.7

Reorganization Items(8)	$—	$—	$3,090.3	$3,090.3	$(1,162.1)

Loss from Cumulative Effect on Years Prior to 2005 of Adopting Accounting For Conditional Asset Retirement Obligations(9)	$—	$—	$—	$—	$(4.7)

Income tax provision	$81.4	$23.7	$6.2	$29.9	$2.8

Net Income (Loss)	$101.0	$26.2	$3,141.2	$3,167.4	$(753.7)

Capital Expenditures, (net of accounts payable and excluding discontinued operations)	$61.8	$30.0	$28.1	$58.1	$31.0

(1)	Average realized prices for our Fabricated Products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Item 1. “Business”.

(2)	Average realized prices for our Primary Aluminum business unit exclude hedging revenues.

(3)	Fabricated Products business unit operating results for 2007, 2006 combined and 2005 include non-cash LIFO inventory benefits (charges) of $14.0 million, $(25.0) million and $(9.3) million, respectively, and metal gains (losses) of approximately $(13.1) million, $20.8 million and $4.6 million, respectively.

(4)	Fabricated Products business unit operating results for 2007 and 2006 combined include non-cash mark-to-market gains (losses) on natural gas and foreign currency hedging activities totaling $1.7 million and $(2.2) million. For further discussion regarding mark-to-market matters, see Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

(5)	Primary Aluminum business unit operating results for 2007, 2006 combined, include non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $16.2 million and $5.7 million, respectively, and on foreign currency derivatives of $(8.2) million and $11.6 million, respectively. 2005 included a non-cash mark-to-market loss of $4.1 million on primary aluminum and foreign currency hedging and derivative activities. For further discussion regarding mark-to-market matters, see Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

(6)	Primary Aluminum business unit operating results for 2005 include non-cash charges of approximately $4.1 million in respect of our decision in 2006 to restate our accounting for derivative financial instruments.

(7)	See Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for a detailed summary of the components of Other operating benefits (charges), net and the business segment to which the items relate.

(8)	See Notes 2 and 19 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for a discussion of Reorganization items.

(9)	See Notes 1 and 5 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for a discussion of the changes in accounting for conditional asset retirement obligations.

Summary.  We reported net income of $101.0 million for 2007 compared to net income of $3,167.4 million for 2006 and a net loss of $753.7 million for 2005. Net income for 2006 includes a non-cash gain of $3,110.3 million related to the implementation of our Plan and application of fresh start accounting. Net loss for 2005 includes a non-cash loss of $1,131.5 million related to the assignment of intercompany claims for the benefit of certain creditors offset by a gain of $365.6 million on the sale of our interests in and related to QAL and favorable QAL operating results prior to its sale on April 1, 2005. All years include a number of non-run-rate items that are more fully explained in the sections below.

Net Sales.  We reported Net sales in 2007 of $1,504.5 million compared to $1,357.3 million in 2006 and $1,089.7 million in 2005. As more fully discussed below, the increase in revenues in 2007 is primarily the result of higher shipments, favorable product mix and value-added pricing in Fabricated Products as well as a higher market price for primary aluminum. Such increases in primary aluminum market prices do not necessarily directly translate to increased profitability because (a) a substantial portion of the business conducted by the Fabricated Products business unit passes primary aluminum prices on directly to customers and (b) our hedging activities, while limiting our risk of losses, may limit our ability to participate in price increases.

The increase in revenues in 2006 as compared to 2005 is primarily due to higher market prices for primary aluminum and secondarily due to increased fabricated products shipments.

Cost of Products Sold.  Cost of goods sold in 2007 totaled $1,251.1 million compared to $1,176.8 million in 2006 or 83% and 87% of net sales respectively. The reduction in Cost of products sold as a percentage of nets sales in 2007 was primarily the result of a LIFO gain of $14.0 million in 2007 compared to a LIFO charge of $25.0 million in 2006. Cost of products sold in 2006 totaled $1,176.8 million compared to $951.1 million in 2005 or 87% in both years.

Depreciation and Amortization.  Depreciation and amortization for 2007 was $11.9 million compared to $15.3 million for 2006. The period from July 1, 2006 to December 31, 2006 and the year ended December 31, 2007 benefited from lower depreciation as a result of the application of fresh start accounting. This accounted for a reduction in depreciation expense of approximately $4.5 million related to the first half of 2007 compared to the period from January 1, 2006 through July 1, 2006. This reduction was partially offset in 2007 by an increase in depreciation expense as a result of construction in progress being placed into production during the second half of 2007.

Depreciation and amortization for 2006 was $15.3 million compared to $19.9 million for 2005. The period from July 1, 2006 to December 31, 2006 benefited from $4.3 million of lower depreciation as a result of the application of fresh start accounting.

Selling, Administrative, Research and Development, and General.  Selling, administrative, research and development, and general expense totaled $73.1 million in 2007 compared to $65.8 million in 2006. The increase in 2007 is primarily related to an increase in non-cash equity compensation expense from $4.0 million in 2006 to $9.1 million in 2007. In addition, in 2007 we incurred $2.8 million of additional expenses in relation to the continued investment in research and development, our Kaiser Production System group and management of our capital spending programs.

Selling, administrative, research and development, and general expense totaled $65.8 million in 2006 compared to $50.9 million in 2005. The increase of $14.9 million in 2006 primarily related to higher incentive compensation expense of approximately $8.3 million, approximately $1.9 million in professional fees relating to work in regard to the Sarbanes-Oxley Act of 2002 and approximately $1.3 million of costs associated with certain computer upgrades.

Other Operating (Benefits) Charges, Net.  Included within Other operating (benefits) charges, net (in millions of dollars) for 2007, 2006 and 2005 were the following:

			Predecessor
		Year Ended December 31, 2006
		July 1, 2006
	Year Ended	through	January 1, 2006	Year Ended
	December 31,	December 31,	to	December 31,
	2007	2006	July 1, 2006	2005
Reimbursement of amounts paid in connection with sale of the Company’s interests in and related to QAL-Corporate:
AMT (Note 9)	$(7.2)	$—	$—	$—
Professional fees	(1.1)	—	—	—
Pension benefit related to terminated pension plans — Corporate (Notes 10 and 24)	—	(4.2)	—	—
Resolution of a “pre-emergence” contingency — Corporate (Note 12)	—	(3.0)	—	—
Pension Benefit Guaranty Corporation (“PBGC”) settlement — Corporate(1)	(1.3)	—	—	—
Non-cash benefit resulting from settlement of a $5.0 claim by the purchaser of the Gramercy, Louisiana alumina refinery and Kaiser Jamaica Bauxite Company for payment of $.1 — Corporate	(4.9)	—	—	—
Resolution of contingencies relating to sale of property prior to emergence — Corporate(2)	(1.6)	—	—	—
Post emergence Chapter 11 — related items — Corporate(3)	2.6	4.5	—	—
Charges associated with retroactive portion of contributions to defined contribution plans upon termination of defined benefit plans(4) (Note 10) —
Fabricated Products	—	.4	—	6.3
Corporate	—	—	—	.5
Other	(.1)	.1	.9	1.2

	$(13.6)	$(2.2)	$.9	$8.0

(1)	The PBGC proceeds consist of a payment related to a settlement agreement entered into with the PBGC in connection with the our chapter 11 reorganization (see Note 12).

(2)	During 2007, certain contingencies related to the sale of the Predecessor’s interest in a smelter in Tacoma, Washington were resolved with the buyer. As a result, approximately $1.6 million of the sale proceeds which had been placed into escrow at the time of sale, were released to us. At the Effective Date, no value had been ascribed to the funds in escrow because they were deemed to be contingent assets at that time.

(3)	Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to our reorganization.

(4)	Amount in 2006 represents a one time contribution related to the retroactive implementation of the hourly defined benefit plans (See Note 10).

Interest Expense.  Interest expense was $4.3 million in 2007 compared with $1.9 million in 2006 resulting in an increase of $2.4 million. The increase in interest expense is primarily related to the prepayment of a term loan resulting in a $1.5 million write-off of the remaining unamortized deferred financing costs as interest expense and the change in total borrowing outstanding during the period, partially offset by an increase in interest capitalized as construction in progress during the year.

Interest expense was $1.9 million in 2006 compared to $5.2 million in 2005 resulting in a decrease of $3.3 million. The period from January 1, 2006 to July 1, 2006 excluded unrecorded contractual interest expense of $47.4 million and 2005 excluded unrecorded contractual interest expense of $95.0 million because we were still in chapter 11 bankruptcy during these periods.

Reorganization Items.  We recognized no costs or benefits in relation to reorganization items in 2007 compared to a benefit of $3,090.3 million in 2006 and a cost of $1,162.1 million in 2005. The primary component of the benefit recognized in 2006 was a gain of $3,110.3 million related to the implementation of our Plan and the application of fresh start accounting. The primary component of the cost recognized in 2005 was a loss of $1,131.5 million related to the assignment of intercompany claims for the benefit of certain creditors.

Other Income (Expense) — Net.  Other income (expense) — net was a benefit of $4.7 million in 2007 compared to a benefit of $3.9 million in 2006. The increase in 2007 is primarily related to an increase in interest income of $3.3 million. Interest income was recorded as a reduction in reorganization expense before our emergence from bankruptcy. This increase was partially offset by a $1.6 million gain on the sale of real estate in 2006 compared to a loss on disposition of assets of $.6 million in 2007.

Other income (expense) — net was a benefit of $3.9 million in 2006 compared to a charge of $2.4 million in 2005. The change of $6.3 million is primarily due to a $2.0 million increase in interest income. Interest income was recorded as a reduction in reorganization expense before our emergence from bankruptcy. Also included in 2006 was $1.6 million of gain on sales of real estate.

Provision for Income Taxes.  Our effective tax rate was 44.6% for 2007. The high effective tax rate in 2007 was impacted by several factors including:

•	The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold, excluding depreciation expense. The income tax effects of the Company’s equity in income are included in the tax provision. This resulted in $12.9 million being included in the income tax provision, increasing the effective tax rate by approximately 7%.

•	Benefits associated with changes in the valuation allowance established at emergence were first utilized to reduce intangible assets, with any excess being recorded as an adjustment to Stockholders’ equity. This resulted in $62.2 million of benefits not being included in the income tax provision but increasing Stockholders’ equity. This increased the effective tax rate by approximately 34%.

•	The impact of unrecognized tax benefits, including interest and penalties, increased the income tax provision by $3.0 million and the effective tax rate by approximately 2%.

•	The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $3.8 million currency translation adjustment that was recorded in Accumulated other comprehensive income.

•	A favorable geographical distribution of income.

Comparison of the 2007 effective tax rate to the rates in 2006 and 2005 are not useful due to the significant reorganization related benefits and costs recognized in those periods that were not subject to normal income tax treatment. Accordingly, no comparison to prior years is provided.

Income From Discontinued Operations.  Income from discontinued operations for 2006 included a payment from an insurer for certain residual claims relating to the 2000 incident at our Gramercy, Louisiana alumina facility, which was sold in 2004, and a refund related to certain energy surcharges, which had been pending for a number of years. These amounts were partially offset by a charge resulting from an agreement between the Bonneville Power Administration and us for a rejected electric power contract (see Note 20 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”). Operating results from discontinued operations for 2005 included the $365.6 million gain on the sale of our interests in and related to QAL and the favorable operating results of our interests in and related to QAL, which were sold as of April 1, 2005.

Cumulative Effect of Accounting Change.  Effective December 31, 2005, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) and recorded a cumulative effect adjustment of $4.7 million, consisting primarily of costs associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain older plants if such plants were to undergo major renovation or be demolished (see Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”).

Segment Information

Our continuing operations are organized and managed by product type and include two operating segments and the Corporate segment. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”. Segment results are evaluated internally by us before any allocation of Corporate overhead and without any charge for income taxes, interest expense, or Other operating (benefits) charges, net.

Fabricated Products

The table below provides selected operational and financial information for our Fabricated Products segment:

		Year Ended December 31, 2006			Predecessor
		July 1, 2006	Predecessor
	Year Ended	through	January 1, 2006		Year Ended
	December 31,	December 31,	to		December 31,
	2007	2006	July 1, 2006	Combined	2005
Shipments (mm lbs)	547.8	249.6	273.5	523.1	481.9
Average realized third party sales price (per pound)	$2.37	$2.27	$2.16	$2.21	$1.95
Net sales	$1,298.3	$567.2	$590.9	$1,158.1	$939.0
Segment Operating Income	$169.0	$60.8	$61.2	$122.0	$87.2

Net sales of fabricated products increased by 12% to $1,298.3 million for 2007 as compared to 2006, primarily due to a 5% increase in shipments and a 7% increase in average realized prices. Shipments of products for aerospace and defense applications were higher in 2007 as compared to 2006, reflecting continued strong demand for such products as well as incremental capacity from two new heat treat plate furnaces at our Trentwood facility in Spokane, Washington which were fully operational for the entire year in 2007. This was partially offset by lower shipments of products for ground transportation and other industrial applications as compared to 2006. The increase in the average realized prices primarily reflects improved value-added pricing and a favorable product mix as well as the pass-through to customers of higher underlying primary aluminum prices.

Overall, we believe the mix of products will continue to benefit from increased heat treat plate shipments in 2008 that will be made possible by incremental capacity from the third heat treat plate furnace and the new stretcher which enables us to produce heavier gauge plate products, both of which were fully operational at December 31, 2007, as well as the final Trentwood capacity expansion phase which is scheduled to be fully operational by the end of 2008. 2007 reflected an overall richer product mix which we expect to continue into 2008. Recent trends in other parts of our business that could affect 2008 include a potential weakening of industrial demand, service center re-stocking of extruded rod and bar inventories which began in late 2007 and reduced vehicle builds in 2008 offset by our participation in new automotive programs and selected export opportunities.

Net sales of fabricated products increased by 23% to $1,158.1 million for 2006 as compared to 2005, primarily due to a 13% increase in average realized prices and a 9% increase in shipments. The increase in the average realized prices primarily reflects higher underlying primary aluminum prices together with a richer product mix. The increase in volume in 2006 was led by Aero/HS and defense-related shipments. Shipments of custom automotive and industrial products and general engineering products were also higher in 2006. The increased aerospace and defense-related shipments reflect the strong demand for such products. Additionally, the first new heat treat plate furnace of our $139 million Trentwood expansion project reached full capacity and started producing in fourth quarter of 2006, contributing to increased shipments and a richer product mix in that quarter.

Operating income for 2007 of $169.0 million was $47.0 million higher than 2006. Operating income for 2007 included favorable impacts from heat treat plate of approximately $41.5 million from higher shipments and stronger value added pricing as compared to the prior year. The impact of shipments for ground transportation and other industrial applications to operating income was approximately $2.1 million unfavorable. The results of 2007 also reflect higher planned major maintenance expense and other costs, including energy and research and development as compared to 2006, partially offset by improved general cost performance year over year. Depreciation and amortization in 2007 was approximately $3.4 million lower than 2006, primarily as a result of the application of fresh start accounting partially offset by Construction in progress being placed into production in 2007.

Operating income for 2006 of $122.0 million was $34.8 million higher than for the prior year. Operating income for 2006 included a favorable impact of $33.6 million from higher shipments, favorable mix, stronger value-added pricing and favorable scrap raw material costs as compared to the prior year. Energy costs and cost performance both slightly improved year over year, offset by slightly higher major maintenance. Depreciation and amortization in 2006 was $4.6 million lower than 2005, primarily as a result of the adoption of fresh start accounting.

Operating income for 2007, 2006 and 2005 includes non-run-rate items. Non-run-rate items to us are items that, while they may recur from period to period, are (1) particularly material to results, (2) affect costs primarily as a result of external market factors, and (3) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from fluctuations in underlying metal prices, natural gas prices and currency exchange rates. These items are listed below (in millions of dollars) (Predecessor and Successor periods in 2006 have been combined for the purpose of this discussion):

	Year Ended December 31,
	2007	2006	2005

Metal gains (losses) (before considering LIFO)	$(13.1)	$20.8	$4.6
Non-cash LIFO benefit (charges)	14.0	(25.0)	(9.3)
Mark-to-market gains (losses)	1.7	(2.2)	—

Total non-run-rate items	$2.6	$(6.4)	$(4.7)

Segment operating results for 2007, 2006 and 2005 include gains on intercompany hedging activities with the Primary Aluminum business unit totaling $19.8 million, $44.6 million and $11.1 million, respectively. These amounts eliminate in consolidation. Segment operating results exclude defined contribution savings plan charges of approximately $.4 million and $6.3 million for 2006 and 2005, respectively, which are included in Other operating (benefits) charges, net (see Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”).

Primary Aluminum

The table below provides selected operational and financial information (in millions of dollars except shipments and prices) for our Primary Aluminum segment:

		Year Ended December 31, 2006
		July 1, 2006	Predecessor		Predecessor
	Year Ended	through	January 1, 2006		Year Ended
	December 31,	December 31,	to		December 31,
	2007	2006	July 1, 2006	Combined	2006
Shipments (mm lbs)	157.2	77.3	77.1	154.4	155.6
Average realized third party sales price (per pound)	$1.31	$1.30	$1.28	$1.29	$.95
Net sales	$206.2	$100.3	$98.9	$199.2	$150.7
Segment Operating Income	$46.5	$10.8	$12.4	$23.2	$16.4

During 2007, third party net sales of primary aluminum increased 4% compared to 2006. The increase in net sales is primarily due to a 2% increase in shipments and a 2% increase in average realized prices. During 2006, third party net sales of primary aluminum increased 32% compared to 2005. This increase in 2006 was almost entirely attributable to the increases in average realized primary aluminum prices. The net sales and unit prices do not consider the impact of hedging transactions.

The following table recaps the major components of segment operating results for the current and prior year periods (in millions of dollars) and the discussion following the table looks at the primary factors leading to such differences. Many of such factors indicated are subject to significant fluctuation from period to period and are largely impacted by items outside management’s control. See Item 1A. “Risk Factors.” (Predecessor and Successor periods in 2006 have been combined for the purpose of this discussion.)

	Year Ended December 31,
	2007	2006	2005

Anglesey operations-related(1)(4)	$58.7	$49.4	$32.5
Internal hedging with Fabricated Products(2)	(19.8)	(44.6)	(11.1)
Derivative settlements — Pound Sterling(3)(4)	10.2	(.1)	(.6)
Derivative settlements — External metal hedging(3)(4)	(10.6)	1.2	(.3)
Market-to-market on derivative instruments(3)	8.0	17.3	(4.1)

	$46.5	$23.2	$16.4

(1)	Operating income from sales of production from Anglesey is impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

(2)	Eliminates in consolidation.

(3)	Impacted by positions and market prices.

(4)	In 2007 we began to track Pound Sterling and external metal hedging derivative settlement gains and losses separately from the Anglesey operations-related income. As such we have conformed the presentation for 2006 and 2005 to that of 2007 to allow for an appropriate comparison of results.

Primary Aluminum segment operating income in 2007 as compared to 2006 was favorably impacted approximately $14.7 million by improved realized pricing (after considering the impact of hedging transactions), the components of which were (a) $24.8 million of lower losses on intercompany hedging activities with the

Fabricated Products segment (these intercompany hedge amounts are eliminated in consolidation), (b) $11.8 million of higher realized losses on external metal derivative transactions, and (c) $1.7 million of favorable impact from the changes in the LME price for primary aluminum on the operations of Anglesey (included in “Anglesey operations-related” in the table above). Anglesey operations-related results in 2007 also reflected a 20% favorable contractual pricing adjustment for alumina starting in the second quarter of 2007, with a favorable impact of $7.6 million as compared to 2006. Additionally, higher shipments and lower operating costs had a favorable impact of $6.5 million on Anglesey operations-related results. The foreign currency exchange rate (Pound Sterling) caused an adverse impact of $8.0 million to Anglesey operations-related results, which was more than offset by realized hedging gains on Pound Sterling derivative transactions, which was $10.3 million more favorable in 2007 than 2006. Segment operating results for 2007 reflected unrealized mark-to-market gains for metal and currency derivative transactions of $8.0 million compared to $17.3 million for 2006.

In 2008, we anticipate that the Primary Aluminum segment will be adversely impacted by approximately $9 million due to the impact of Pound Sterling exchange rates, reflecting derivative transactions that set a higher effective exchange rate in 2008 than those in place for 2007. Additionally, management believes ocean freight cost increases will have an adverse impact of approximately $7 million in 2008 as compared to 2007.

The improvement in Anglesey operations-related results in 2006 over 2005, as well as the offsetting adverse internal hedging results were driven primarily by increases in primary aluminum market prices. Beginning in the second quarter of 2005, the Anglesey operations-related operating results were adversely affected by an approximate 20% increase in contractual alumina costs. Anglesey operations-related operating results were also affected by an approximate 15% contractual increase in Anglesey’s power costs in 2006 (an adverse change of approximately $5 million compared to 2005). Segment operating results for 2006 reflected unrealized mark-to-market gains for metal and currency derivative transactions of $17.3 million compared to unrealized losses of $4.1 million for 2006.

The nuclear plant that supplies Anglesey its power is currently slated for decommissioning in 2010. For Anglesey to be able to continue aluminum reduction past September 2009 when its current power contract expires, Anglesey will have to secure a new or alternative power contract at prices that make its aluminum reduction operations viable. No assurance can be provided that Anglesey will be successful in this regard.

In addition, given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash anticipated to be available for future cash requirements, Anglesey removed the temporary suspension of dividends and declared and paid dividends in August and December of 2007. We received total dividends of $14.3 million in respect of our 49% ownership interest in 2007. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows: 2007 — $14.3, 2006 — $11.8, 2005 — $9.0, 2004 — $4.5 and 2003 — $4.3. No assurance can be given that Anglesey will not suspend dividends again in the future.

Corporate and Other

Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments. Corporate operating expenses exclude Other operating (benefit) charges, net discussed above.

Corporate operating expenses for 2007 were $1.3 million higher than in 2006. Of this increase, salary and incentive compensation accruals were $9.6 million higher primarily as a result of better operating results in 2007 as compared to 2006. Included in the increase was an increase of $5.1 million in non-cash charges associated with equity compensation (see Note 11 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”). These increases were partially offset by a reduction in retiree medical expense of $1.0 million, a reduction in VEBA net periodic benefit income (costs) of $3.2 million and lower costs for outside services related to compliance with the Sarbanes-Oxley Act of 2002 of $1.1 million. Additionally, in 2006 we incurred approximately $1.3 million related to computer system upgrades compared to $.3 million of such costs in 2007.

Corporate operating expenses for 2006 were $10.0 million higher than in 2005. Incentive compensation accruals were $8.3 million higher in 2006 than in 2005, including a $4.0 million non-cash charge associated with the granting of vested and non-vested shares of our common stock at emergence as more fully discussed in Notes 1 and 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.” Additionally, we incurred $1.9 million of preparation costs related to the Sarbanes-Oxley Act of 2002 and $1.3 million of costs associated with certain computer system upgrades. The remaining change in 2006 primarily reflects lower salary and other costs related to the movement toward a post-emergence structure.

Other Matters

Internal Revenue Service Section 382 Ruling

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

In addition, we entered into a stock transfer restriction agreement with the Union VEBA, which was our largest shareholder upon our emergence from chapter 11 bankruptcy. Under the stock transfer restriction agreement, until the restriction release date, subject to exceptions for certain transactions that would not impair our federal income tax attributes, the Union VEBA is prohibited from transferring or otherwise disposing of more than 15% of the total common shares issued to the Union VEBA pursuant to our Plan during any 12-month period without the prior approval of our Board of Directors. Under our Plan, the Union VEBA had rights to receive 11,439,900 common shares upon our emergence from chapter 11 bankruptcy; however, prior to emergence, the Union VEBA sold its right to 2,630,000 of such shares. Under the terms of the stock transfer restriction agreement, the Union VEBA was treated as if it received the full 11,439,900 shares at emergence and sold 2,630,000 of such shares immediately thereafter.

The stock transfer restriction agreement contemplated that a ruling would be sought from the IRS that, for purposes of Section 382 of the Code, we could treat the Union VEBA as having received 8,809,900 rather than 11,439,900 common shares pursuant to our plan of reorganization. On May 2, 2007, we received the IRS ruling, which was to that effect. As a result of the IRS ruling, under the stock transfer restriction agreement, the number of common shares that generally may be sold by the Union VEBA during any 12-month period was reduced from 1,715,985 to 1,321,485 and the next date on which the Union VEBA could sell common shares without the prior consent of our Board of Directors was January 31, 2009. At the September 2007 meeting of our Board of Directors, the Board approved a resolution granting its consent to the sale by the Union VEBA of up to 627,200 common shares. All 627,200 shares were sold by the Union VEBA in the fourth quarter of 2007. The next date on which the Union VEBA may sell common shares without the prior consent of our Board of Directors is January 31, 2010.

Preserving our federal income tax attributes affects our ability to issue new common shares because such issuances must be considered in determining whether an ownership change has occurred under Section 382 of the Code. The IRS ruling increased the number of common shares that we can currently issue without potentially impairing our ability to use our federal income tax attributes. As a result of the IRS ruling, we can currently issue approximately 17,400,000 common shares without potentially impairing our ability to use our federal income tax attributes. However, additional sales by the Union VEBA could, and other 5% transactions would, decrease the number of common shares we can issue during any 36 month period without impairing our ability to use our federal income tax attributes. Similarly, any issuance of common shares by us would limit the number of shares that could be transferred in 5% transactions (other than sales permitted to be made by the Union VEBA under the stock transfer restriction agreement without the consent of our Board of Directors). If at any time we were to issue the maximum number of common shares that we could possibly issue without potentially impairing our ability to use of our federal income tax attributes, there could be no 5% transactions (other than sales by the Union VEBA permitted under the stock transfer restriction agreement without the consent of our Board of Directors) during the 36-month period thereafter.

Liquidity and Capital Resources

Summary

We ended 2007 with $68.7 million of cash and cash equivalents, up from $50.0 million at the end of 2006. Working capital, the excess of current assets over current liabilities, was $289.2 million at the end of 2007, up from $208.5 million at the end of 2006. The increase in working capital is primarily driven by increases in cash, inventories and deferred income tax assets, partially offset by a decrease in current derivative assets; and a decrease in current derivative liabilities primarily as a result of changing underlying metal prices and foreign currency exchange rates.

Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our liquidity is affected by restricted cash that is pledged as collateral for certain letters of credit or restricted to use for workers’ compensation requirements and other agreements. Short term restricted cash, included in Prepaid expenses and other current assets, totaled $1.5 million and $1.7 million as of December 31, 2007 and 2006, respectively. Long term restricted cash, which was included in Other Assets, was $14.4 million and $23.5 million as of December 31, 2007 and 2006, respectively.

Cash Flows

The following table summarizes our cash flow from operating, investing and financing activities for each of the past three years (in millions of dollars):

		Year Ended December 31, 2006
			Predecessor
		Period from	Period from		Predecessor
	Year Ended	July 1, 2006	January 1, 2006		Year Ended
	December 31,	to December 31,	to July 1,		December 31,
	2007	2006	2006	Combined	2005
Total cash provided by (used in):
Operating activities:
Fabricated Products	$144	$62	$13	$75	$88
Primary Aluminum	25	(7)	36	29	20
Corporate and Other	(39)	(36)	(70)	(106)	(108)
Discontinued Operations	—	—	9	9	17

	$130	$19	$(12)	$7	$17

Investing activities:
Fabricated Products	(62)	(30)	(27)	(57)	(30)
Corporate and Other	9	—	—	—	—
Discontinued Operations	—	—	—	—	401

	$(53)	$(30)	$(27)	$(57)	$371

Financing activities:
Corporate and Other	(58)	49	1	50	(7)
Discontinued Operations	—	—	—	—	(387)

	$(58)	$49	$1	$50	$(394)

Operating Activities

Fabricated Products — In 2007, Fabricated Products operating activities provided approximately $144 million of cash. This amount compares with 2006 when Fabricated Products operating activities provided approximately $75 million of cash and with 2005 when the Fabricated Products operating activities of the Predecessor provided approximately $88 million of cash. Cash provided in 2007 and 2006 was primarily due to improved operating results offset in part by increased working capital. The increase in working capital in 2007 and 2006 was primarily the result of the impact of higher primary aluminum prices and increased demand for fabricated aluminum products on inventories and accounts receivable. Substantially all of the cash provided in 2005 was generated from operating results; working capital changes were modest.

Primary Aluminum — In 2007, operating activities attributable to our interest in and related to Anglesey provided approximately $25 million in cash. This compares to 2006, when operating activities provided approximately $29 million of cash attributable to our interest in and related to Anglesey. In 2005 the operating activities of the Predecessor provided approximately $20 million of cash attributable to our interests in and related to Anglesey. The increases in cash flows between 2007 and 2006 and between 2006 and 2005 were primarily attributable to increases in primary aluminum market prices.

Corporate and Other — Corporate and Other operating activities used approximately $39 million of cash during 2007. Corporate and Other operating activities (including all “legacy” costs) used approximately $106 million of cash during 2006. Corporate and Other operating activities of the Predecessor used approximately

$108 million of cash in 2005. Cash outflows from corporate and other operating activities in 2007, 2006 and 2005 included: (1) zero, $11 million and $37 million, respectively, in respect of former employee and retiree medical obligations through funding of the VEBAs; (2) payments for reorganization costs of approximately $7 million, $28 million and $39 million, respectively; and (3) payments in respect of general and administrative costs totaling approximately $43 million, $41 million, $29 million, respectively. The cash outflows in 2007 were offset by approximately $9 million of proceeds from Other operating (benefits) charges, net. Cash outflows for Corporate and Other operating activities in 2006 also included payments pursuant to our Plan of $25 million.

Discontinued Operations — In 2006, Discontinued Operations operating activities provided $9 million of cash. This compares with 2005 when Discontinued Operations operating activities of the Predecessor provided $17 million of cash. Cash provided by Discontinued Operations in 2006 consisted of the proceeds from an $8 million payment from an insurer and a $1 million refund from commodity interests energy vendors. The decrease in cash provided by Discontinued Operations in 2006 over 2005 resulted primarily from a decrease in favorable operating results due to the sale of all of the commodity interests on April 1, 2005.

Investing Activities

Fabricated Products — Cash used in investing activities for Fabricated Products was $62 million in 2007. This compares to 2006 when Fabricated Products investing activities used $57 million in cash. Cash used in investing activities for Predecessor Fabricated Products was $30 million in 2005. The increase in cash used in investing activities in 2007 compared to 2006 and 2006 compared to 2005 is primarily due to higher capital expenditures at our Trentwood facility in Spokane, WA. Refer to “Capital Expenditures” below for additional information.

Corporate and Other — Cash provided in investing activities for Corporate and Other was $9 million in 2007. This is related to the release of restricted funds that we had on deposit as financial assurance for workers’ compensation claims from the State of Washington.

Financing Activities

Corporate and Other — Cash used in 2007 was primarily related to a $50 million repayment of the term loan and approximately $7 million in cash dividends paid to shareholders. Cash provided in 2006 was primarily related to drawing upon the $50 million term loan facility subsequent to emergence from chapter 11 bankruptcy. Cash used in 2005 primarily relates to net cash used by Discontinued Operations of approximately $387 million.

Sources of Liquidity

Our most significant sources of liquidity are funds generated by operating activities and available cash and cash equivalents. We believe funds generated from the expected results of operations, together with available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for the next fiscal year. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

In December 2007, we expanded our revolving line of credit to $265 million. At December 31, 2007, we could borrow approximately $239.6 million under this facility. Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $265 million and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. The revolving credit facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275 million.

Amounts owed under the revolving credit facility may be accelerated upon the occurrence of various events of default set forth in the agreement, including, without limitation, the failure to make interest payments when due and breaches of covenants, representations and warranties set forth in the agreement.

The revolving credit facility is secured by a first priority lien on substantially all of our assets and the assets of our US operating subsidiaries that are also borrowers thereunder. The revolving credit facility places restrictions on our ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business. At January 31, 2008, there were no borrowings outstanding and approximately $12.7 million of outstanding letters of credit under the revolving credit facility.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program including our organic growth initiatives.

We continue to fund our $139 million heat treat plate expansion project at our Trentwood facility in Spokane, Washington, the majority of which is now fully operational. This project significantly increases our heat treat plate production capacity and augments our product offering by increasing the thickness of heat treat stretched plate we can produce for aerospace and defense and general engineering applications. Approximately $112.7 million of spending on this project was incurred through 2007. Much of the capital spending related to the last phase of the heat treat plate project, a $34 million follow-on investment announced in June 2007, will carry over to 2008.

In 2007, we announced a $91 million investment program in our rod, bar and tube value stream including a facility expected to be located in Kalamazoo, Michigan as well as improvements at three existing extrusion and drawing facilities. This investment program is expected to significantly improve the capabilities and efficiencies of our rod and bar and seamless extruded and drawn tube operations and enhance the market position of such products. We expect the facility in Kalamazoo, Michigan to be equipped with two extrusion presses and a remelt operation. Completion of these investments is expected to occur by late 2009. Approximately $7 million of spending on these projects was incurred in 2007. Management estimates that approximately an additional $30 million to $35 million will be incurred in 2008 and the remainder will be incurred in 2009.

In February 2008, we announced $14 million of additional programs that will enhance Kaiser Select® capabilities in our Tulsa, Oklahoma and Sherman, Texas extrusion plants and significantly reduce energy consumption at one of our casting units in our Trentwood facility. We expect the majority of these additional programs to be completed during 2008.

The remainder of our capital spending in 2007 was spread among all manufacturing locations on projects expected to reduce operation costs, improve product quality or increase capacity.

The following table presents our capital expenditures, net of accounts payable, for each of the past three fiscal years (in millions of dollars):

			Predecessor
		Year Ended December 31, 2006
		Period from	Period from
	Year Ended	July 1, 2006 through	January 1, 2006	Year Ended
	December 31,	December 31,	to July 1,	December 31,
	2007	2006	2006	2005
Heat treat expansion project	$41	$26	$22	$18
Rod, bar and tube value stream investment	7	—	—	—
Other	17	10	8	13
Capital expenditures in accounts payable	(3)	(6)	(2)	—

Total capital expenditures, net of accounts payable	$62	$30	$28	$31

Total capital expenditures for Fabricated Products are currently expected to be in the $80 million to $90 million range for 2008 and are expected to be funded using cash from operations. Capital expenditures in 2008 will primarily be comprised of (a) the remainder of the follow-on heat treat plate investment noted above, (b) additional spending related to the $91 million investment program discussed above, and (c) the $14 million of investment programs also noted above. We anticipate the remainder of the 2008 capital spending to be spread among all manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security. We anticipate capital spending in 2009 on currently approved capital projects and maintenance activities to be in the $60 million to $70 million range.

The level of capital expenditures may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurances can be provided as to the timing or success of any such expenditures.

Debt and Capital

Concurrent with the execution of the revolving credit facility on July 6, 2006 discussed in the Sources of Liquidity section above, we entered into a term loan facility with a group of lenders that provided for a $50 million term loan guaranteed by certain of our domestic operating subsidiaries. The term loan facility was fully drawn on August 4, 2006. The term loan facility had a five-year term expiring in July 2011, at which time all principal amounts outstanding thereunder would be due and payable. Borrowings under the term loan facility bore interest at a rate equal to either a premium over a base prime rate or a premium over LIBOR, at our option. On December 13, 2007, the term loan was paid in full without incurring any pre-payment penalties.

Dividends

In June 2007, our Board of Directors approved the payment of a regular quarterly cash dividend of $.18 per common share. In 2007 we declared and paid a total of approximately $7.4 million, or $.36 per common share, in cash dividends under this program. Additionally, on December 11, 2007, we declared a third dividend of $3.7 million, or $.18 per common share, to stockholders of record at the close of business on January 25, 2008, which was paid on February 15, 2008 bringing the total dividends declared for 2007 to approximately $11.1 million or $0.54 per common share.

Capital Structure

Successor:  On the July 6, 2006 effective date of our Plan, pursuant to the Plan, all equity interests in Kaiser outstanding immediately prior to such date were cancelled without consideration and issued 20,000,000 new shares of common stock to a third-party disbursing agent for distribution in accordance with our Plan. As we discussed in Note 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” and elsewhere in this Report, there are restrictions on the transfer of our common stock. In addition, under our revolving credit facility, there are restrictions on ability to purchase our common stock and limitations on our ability to pay dividends.

Predecessor:  Prior to July 6, 2006, effective date of our Plan, MAXXAM Inc. and one of its wholly owned subsidiaries collectively owned approximately 63% of our common stock, with the remaining approximately 37% being publicly held. However, as discussed in Note 19 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, pursuant to our Plan, all of the pre-emergence equity interests in Kaiser were cancelled without consideration upon our emergence from chapter 11 bankruptcy on July 6, 2006.

Environmental Commitments and Contingencies

We are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $7.7 million at December 31, 2007. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.5 million primarily in connection with our ongoing efforts to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility where we are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements

Contractual Obligations and Commercial Commitments

We are obligated to make future payments under various contracts such as long-term purchase obligations and lease agreements. We have grouped these contractual obligations into operating activities, investing activities and financing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information.

The following table provides a summary of our significant contractual obligations at December 31, 2007 (dollars in millions):

			Payments Due by Period
						2012 and
	Total	2008	2009	2010	2011	Thereafter

Operating activities:
Operating leases	$10.7	3.8	3.5	2.0	.9	.5
Purchase obligations(1)	24.8	12.5	1.2	1.2	1.2	8.7
Deferred revenue arrangements(2)	1.5	1.5	—	—	—	—
Investing activities:
Capital equipment(3)	.4	.4	—	—	—	—
Financing activities:
Dividends to shareholders(4)	3.7	3.7	—	—	—	—
Other:
Standby letters of credit(5)	14.1
Uncertain tax liabilities (FIN 48)(6)	26.5

Total contractual obligations(7)		$21.9	$4.7	$3.2	$2.1	$9.2

(1)	We have various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase primarily based on the underlying metal price at that time. Amounts presented in the table exclude such contracts as it is not possible to determine what the cost of the commitments will be at the time of payment. We believe the minimum quantities are lower than our current requirements for aluminum.

(2)	See “Obligations for operating activities.”

(3)	See “Obligations for investing activities.”

(4)	See “Obligations for financing activities.”

(5)	This amount represents the total amount committed under standby letters of credit, substantially all of which expire within approximately twelve months. The letters of credit relate primarily to workers’ compensation, environmental and other activities. As the amounts under these letters of credit are contingent on nonpayment to third parties, it is not practical to present annual payment information.

(6)	At December 31, 2007, we had uncertain tax positions which ultimately could result in a tax payment. As the amount of ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

(7)	Total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “Off-Balance Sheet and Other Arrangements” below for a summary of possible annual variable cash contribution amounts at various levels of earnings and cash expenditures.

Obligations for operating activities

Cash outlays for operating activities consist primarily of operating leases. Operating leases represent multi-year obligations for certain manufacturing facilities, warehousing , office space and equipment. Deferred revenue arrangements relate to commitment fees received from customers for future delivery of products over the specified contract period. While these obligations are not expected to result in cash payments, they represent contractual obligations for which we would be obligated if the specified product deliveries could not be made. Purchase obligations represent raw-material, energy and other purchase obligations.

Obligations for investing activities

Capital project spending included in the preceding table represents non-cancelable capital commitments as of December 31, 2007. We expect capital projects to be funded through cash from our operations.

Obligations for financing activities

Cash outlays for financing activities consist of dividends to shareholders. In June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend of $.18 per common share. In 2007 we declared and paid a total of approximately $7.4 million, or $.36 per common share, in cash dividends under this program. On December 11, 2007, the Company declared a third dividend of $3.7 million, or $.18 per common share, to stockholders of record at the close of business on January 25, 2008, which was paid on February 15, 2008.

Off-Balance Sheet and Other Arrangements

We have agreements to supply alumina to and to purchase aluminum from Anglesey. Both the alumina sales agreement and primary aluminum purchase agreement are tied to primary aluminum prices.

Our employee benefit plans include the following:

•	We are obligated to make monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the USW and International Association of Machinists and certain other unions at six of our production facilities. This obligation came into existence in December 2006 for four of our production facilities upon the termination of four defined benefit plans. The arrangement for the other two locations came into existence during the first quarter of 2005. We currently estimate that contributions will range from $1 million to $3 million per year.

•	We have a defined contribution 401(k) savings plan for hourly bargaining unit employees at five of our production facilities. We are required to make contributions to this plan for active bargaining unit employees at these production facilities that will range from $800 to $2,400 per employee per year, depending on the employee’s age and/or service. This arrangement came into existence in December 2004 for two production facilities upon the termination of one defined benefit plan. The arrangement for the other three locations came into existence during December 2006. We currently estimate that contributions to such plans will range from $1 million to $3 million per year.

•	We have a defined benefit plan for our salaried employees at our production facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service.

•	We have a defined contribution 401(k) savings plan for salaried and non-bargaining unit hourly employees providing for a match of certain contributions dollar for dollar on the first four percent of compensation made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution. We currently estimate that contributions to such plan will range from $1 million to $3 million per year.

•	We have a non-qualified defined contribution restoration plan for key employees who would otherwise suffer a loss of benefits under our defined contribution 401(k) savings plan as a result of the limitations by the Code.

•	We have an annual variable cash contribution to the VEBA under agreements reached during our chapter 11 bankruptcy. Under these agreements, the amount to be contributed to the VEBAs will be 10% of the first $20 million of annual cash flow (as defined; but generally, earnings before interest, taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20 million. Our agreement with the Union VEBA terminates for periods beginning after December 31, 2012. Under these agreements the aggregate annual payments may not exceed $20 million and are also limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50 million. Such amounts are determined on an annual basis and payable upon the earlier of (a) 120 days following the end of fiscal year, or within 15 days following the date on which we file our Form 10-K with the SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of our annual financial statements).

The following table shows (in millions of dollars) the estimated amount of variable VEBA payments that would occur under these agreements at differing levels of earnings before depreciation, interest, income taxes (“EBITDA”) and cash payments in respect of, among other items, interest, income taxes and capital expenditures. The table below does not consider the liquidity limitation and certain other factors that could impact the amount of variable VEBA payments due and, therefore, should be considered only for illustrative purposes.

	Cash Payments for
	Capital Expenditures, Income Taxes,
	Interest Expense, etc.
EBITDA	$25.0	$50.0	$75.0	$100.0

$20.0	$—	$—	$—	$—
40.0	1.5	—	—	—
60.0	5.0	1.0	—	—
80.0	9.0	4.0	.5	—
100.0	13.0	8.0	3.0	—
120.0	17.0	12.0	7.0	2.0
140.0	20.0	16.0	11.0	6.0
160.0	20.0	20.0	15.0	10.0
180.0	20.0	20.0	19.0	14.0
200.0	20.0	20.0	20.0	18.0

•	We have a short term incentive compensation plan for certain members of management payable in cash which is based primarily on earnings, adjusted for certain safety and performance factors. Most of our production facilities have similar programs for both hourly and salaried employees.

•	We have a stock-based long-term incentive plan for certain members of management and our directors. As more fully discussed in Note 11 of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data,” an initial, emergence-related award was made under this program in the second half of 2006. Awards were also made in April and June 2007 and additional awards are expected to be made in future years.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with United States GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, “Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements,” included in Item 8, “Financial Statements and Supplementary Data.” Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions

Application of fresh start accounting.

Upon emergence from chapter 11 bankruptcy, we applied “fresh start” accounting to our consolidated financial statements as required by SOP 90-7. As such, in July 2006, we adjusted stockholders’ equity to equal the reorganization value of the entity at emergence. Additionally, items such as accumulated depreciation, accumulated deficit and accumulated other comprehensive income (loss) were reset to zero. We allocated the reorganization value to our individual assets and liabilities based on their estimated fair value at the emergence date based, in part, on information from a third party appraiser. Such items as current liabilities, accounts receivable and cash reflected values similar to those reported prior to emergence. Items such as inventory, property, plant and equipment, long-term assets and long-term liabilities were significantly adjusted from amounts previously reported. Because fresh start accounting was adopted at emergence and because of the significance of liabilities subject to compromise that were relieved upon emergence, meaningful comparisons between the historical financial statements and the financial statements from and after emergence are difficult to make.	We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.	Although we believe that the judgments and estimates discussed herein are reasonable, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be significant.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions

Our judgments and estimates with respect to commitments and contingencies.
Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under United States GAAP, companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount (or a range) of possible loss is “estimatable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a “probable” loss and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter.	In estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such event, United States GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material if different than those reflected in our accruals.

To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our future results from operations could be materially affected.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions

Our judgments and estimates in respect of our employee defined benefit plans.
At December 31, 2007 we had two defined benefit postretirement medical plans (the postretirement medical plans maintained by the VEBAs which we are required to reflect on our financial statements) and a pension plan for our Canadian plant. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age, and mortality). The most significant assumptions used in determining the estimated year-end obligations were the assumed discount rate, long-term rate of return (“LTRR”) and the assumptions regarding future medical cost increases (See Note 10).	Since recorded obligations represent the present value of expected pension and postretirement benefit payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligations to decline. The LTRR on plan assets reflects an assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plans). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy pension and postretirement obligations to increase, yielding a reduced net expense in respect of these obligations. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy pension and postretirement obligations and, thus, cause the net expense in respect of these obligations to increase. As the assumed rate of increase in medical costs goes up, so does the net projected obligation. Conversely, if the rate of increase was assumed to be smaller, the projected obligation would decline.	The rate used to discount future estimated liabilities is determined considering the rates available at year end on debt instruments that could be used to settle the obligations of the plan. A change in the discount rate of 1/4 of 1% would impact the accumulated pension benefit obligations by approximately $.2 million, $1.3 million and $7.0 million in relation the Canadian pension plan, the VEBA that provides benefits for eligible salaried retirees and their surviving spouses and eligible dependents (the “Salaried VEBA”) and the Union VEBA, respectively, and have an immaterial impact to net income in 2008.

The long-term rate of return on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for the long-term rate of return on plan assets of 1/4 of 1% would impact net income by approximately zero, $.2 million and $.9 million in 2008 in relation to the Canadian pension plan, the Salaried VEBA and the Union VEBA, respectively.

An increase in the health care trend rate of 1/4 of 1% would increase the accumulated benefit obligations of the Union VEBA by approximately $6.7 million and net income by $.6 million in 2008 and a decrease in the health care trend rate of 1/4 of 1% would decrease accumulated benefit obligations of the Union VEBA by approximately $7.0 million and net income by $.5 million in 2008.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions

Our judgments and estimates in respect to environmental commitments and contingencies.
We are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of such laws and regulations and to claims and litigation based upon such laws and regulations. Based on our evaluation of environmental matters, we have established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent our estimate of costs reasonably expected to be incurred on a going concern basis in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology and our assessment of the likely remediation action to be taken.	Making estimates of possible environmental remediation costs is subject to inherent uncertainties. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material if different than those reflected in our accruals.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our future results from operations could be materially affected.
See Note 12 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information in respect of environmental contingencies.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions

Our judgments and estimates in respect of conditional asset retirement obligations.
We recognize conditional asset retirement obligations (CAROs) related to legal obligations associated with the normal operations of certain of our facilities. These CAROs consist primarily of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older facilities if such facilities were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all.

Under current accounting guidelines, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements.	The estimation of CAROs is subject to a number of inherent uncertainties including: (1) the timing of when any such CARO may be incurred, (2) the ability to accurately identify all materials that may require special handling or treatment, (3) the ability to reasonably estimate the total incremental special handling and other costs, (4) the ability to assess the relative probability of different scenarios which could give rise to a CARO, and (5) other factors outside a company’s control including changes in regulations, costs and interest rates. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments and probable scenarios we considered, which could, in turn, have a material impact on our future financial statements.	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material if different than those reflected in our accruals.
See Note 5 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information in respect of environmental contingencies.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions

Long Lived Assets
Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the assets estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.	Our impairment loss calculations would contain uncertainties because they require management to make assumptions and apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.	We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses from impairment charges that could be material.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions

Income Tax Provision.
We have substantial tax attributes available to offset the impact of future income taxes. We have a process for determining the need for a valuation allowance with respect to these attributes. The process includes an extensive review of both positive and negative evidence including our earnings history, future earnings, adverse recent occurrences, carry forward periods, an assessment of the industry and the impact of the timing differences. At the conclusion of this process in 2007, we determined we met the “more likely than not” criteria to recognize the vast majority of our tax attributes. The benefit associated with the reduction of the valuation allowance, previously recorded against these tax attributes, was recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. We expect to record a full statutory tax provision in future periods and, therefore, the benefit of any tax attributes realized will only affect future balances sheets and statements of cash flows.

In accordance with United States GAAP, financial statements for interim periods include an income tax provision based on the effective tax rate expected to be incurred in the current year.	Inherent within the completion of our assessment of the need for a valuation allowance, we made significant judgments and estimates with respect to future operating results, timing of the reversal of deferred tax assets and our assessment of current market and industry factors. In order to determine the effective tax rate to apply to interim periods estimates and judgments are made (by taxable jurisdiction) as to the amount of taxable income that may be generated, the availability of deductions and credits expected and the availability of net operating loss carry forwards or other tax attributes to offset taxable income.

Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and many other items. However, if among other things, (1) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report, (2) income is distributed differently than expected among tax jurisdictions, (3) one or more material events or transactions occur which were not contemplated, (4) other uncontemplated transactions occur, or (5) certain expected deductions, credits or carry forwards are not be available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional discussion of these matters.	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

A change in our effective tax rate by 1% would have had an impact of approximately $1.8 to net income for the year ended December 31, 2007.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions

Tax Contingencies.
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) at emergence. The adoption of FIN 48 did not have a material impact on our financial statements.

In accordance with FIN 48, we use a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measure reserves in respect of such expected benefits based on their probability as prescribed by FIN 48. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our FIN 48 reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.	Our FIN 48 reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new plants or business ventures, the level of earnings and the results of tax audits.	Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement could require use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

A change in our effective tax rate by 1% would have had an impact of approximately $1.8 to net income for the year ended December 31, 2007.

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

1. Predecessor Reporting While in Reorganization.

Our consolidated financial statements as of and for dates and periods prior to July 1, 2006, were prepared on a “going concern” basis in accordance with SOP 90-7 and did not include the impacts of our Plan including adjustments relating to recorded asset amounts, the resolution of liabilities subject to compromise and the cancellation of the interests of our pre-emergence stockholders. Adjustments related to our Plan materially affected the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” as more fully shown in the opening July 1, 2006 balance sheet presented in Note 2 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

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

Valuation of legal and other contingent claims is subject to judgment and substantial uncertainty. Under United States GAAP, companies are required to accrue for contingent matters in their financial statements only if the amount of any potential loss is both “probable” and the amount or range of possible loss is “estimatable.” In reaching a determination of the probability of adverse rulings, we typically consult outside experts. However, any judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that it did not consider a “probable” loss and which was not accrued for in our financial statements. Additionally, facts and circumstances causing key assumptions that were used in previous assessments are subject to change. It is possible that amounts at risk in one matter may be “traded off” against amounts under negotiation in a separate matter. Further, in many instances a single estimation of a loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such event, United States GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

Prior to our emergence from chapter 11 bankruptcy, we had two potentially material contingent obligations that were subject to significant uncertainty and variability in their outcome: (1) the USW unfair labor practice claim and (2) the net obligation in respect of personal injury-related matters.

As more fully discussed in Note 24 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, we accrued an amount in the fourth quarter of 2004 for the USW unfair labor practice matter. We did not accrue any amount prior to the fourth quarter of 2004 because we did not consider the loss to be “probable.” Our assessment had been that the possible range of loss in this matter ranged from zero to $250 million based on the proof of claims filed (and other information provided) by the National Labor Relations Board, or NLRB, and the USW in connection with our chapter 11 bankruptcy proceedings. While we continued to believe that the unfair labor practice charges were without merit, during January 2004, we agreed to allow a claim in favor of the USW in the amount of the $175 million as a compromise and in return for the USW agreeing to substantially reduce or eliminate certain benefit payments as more fully discussed in Note 24 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”. However, this settlement was not recorded at that time because it was still subject to Bankruptcy Court approval. The settlement was ultimately approved by the Bankruptcy Court in February 2005 and, as a result of the contingency being removed with respect to this item (which arose prior to the December 31, 2004 balance sheet date), a non-cash charge of $175 million was reflected in our consolidated financial statements at December 31, 2004.

Also, as more fully discussed in Note 24 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”, we were one of many defendants in personal injury claims by a large number of persons who assert that their injuries were caused by, among other things, exposure to asbestos during, or as a result of, their exposure to products containing asbestos last produced or sold by us more than 20 years ago. We have also previously disclosed that certain other personal injury claims had been filed in respect of alleged pre-filing date exposure to silica and coal tar pitch volatiles. Due to the chapter 11 bankruptcy proceedings, existing lawsuits in respect of all such personal injury claims were stayed and new lawsuits could not be commenced against us. Our June 30, 2006 financial statements included a liability for estimated asbestos-related costs of $1,115 million, which represented our estimate of the minimum end of a range of costs. The upper end of our estimate of costs was approximately $2,400 million and we were aware that certain constituents had asserted that they believed that actual costs could exceed the top end of our estimated range, by a potentially material amount. No estimation of our liabilities in respect of such matters occurred as a part of our Plan. However, given that our Plan was implemented in July 2006, all such obligations in respect of these personal injury claims have been resolved and will not have a continuing effect on our financial condition after emergence.

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

For pension obligations, the most significant assumptions used in determining the estimated year-end obligation were the assumed discount rate and LTRR on pension assets. Since recorded pension obligations represent the present value of expected pension payments over the life of the plans, decreases in the discount rate used to compute the present value of the payments cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligations to decline. The LTRR on pension assets reflected our assumption regarding what the amount of earnings would be on existing plan assets before considering any future contributions to the plans. Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy pension obligations to increase, yielding a reduced net pension obligation. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy pension obligations and, thus, cause the net pension obligation to increase.

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

Since our largest pension plans and the post-retirement medical plans were terminated in 2003 and 2004, the amount of variability in respect of such plans was substantially reduced. However, there were five remaining defined benefit pension plans that were still ongoing pending the resolution of certain litigation with the PBGC. We prevailed in the litigation against the PBGC in August 2006 upholding earlier decisions, and four of these remaining plans were terminated in December 2006 pursuant to an agreement reached with PBGC.

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

Our operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 13 of Notes to Interim Consolidated Financial Statements, we historically have utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates.

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

Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to customers. However, in certain instances, we do enter into firm price arrangements. In such instances, we do have price risk on anticipated primary aluminum purchases in respect of the customer orders. Total fabricated products shipments during 2007, the period from January 1, 2006 to July 1, 2006, the period from July 1, 2006 to December 31, 2006 and 2005 for which we had price risk were (in millions of pounds) 239.1, 103.9, 96.0 and 155.0, respectively.

During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk was at least as much as our net exposure to primary aluminum price risk at Anglesey. As such, we consider our access to Anglesey production overall to be a “natural” hedge against fabricated products firm metal-price risks. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments and to the extent that firm price contracts from our Fabricated Products business unit exceed the Anglesey related primary aluminum shipments, we may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At December 31, 2007, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the period 2008 through 2012 totaling approximately (in millions of pounds): 2008 — 161; 2009 — 89; 2010 — 86; 2011 — 77 and 2012 — 8.

Foreign Currency.  We from time to time will enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is the Anglesey-related commitment that we fund in Pound Sterling. We estimate that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the Pound Sterling results in an approximate $.4 million (decrease) increase in our annual pre-tax operating income.

From time to time in the ordinary course of business, we enter into hedging transactions for Pound Sterling. As of December 31, 2007, we had forward purchase agreements for a total of 4.2 million Pound Sterling for the months of November and December 2008.

Energy.  We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities, each $1.00 change in natural gas prices (per mmbtu) impacts our annual pre-tax operating results by approximately $4.0 million.

We from time to time in the ordinary course of business enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of December 31, 2007, our exposure to increases in natural gas prices had been substantially limited for approximately 87% of natural gas purchases for January 2008 through March 2008, approximately 13% of natural gas purchases for April 2008 through June 2008 and approximately 1% of natural gas purchases for July 2008 through September 2008.

Item 8.	Financial Statements and Supplementary Data

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

Management’s Report on the Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

The consolidated financial statements have been audited by Deloitte & Touche LLP for the years ended December 31, 2007, the period from July 1, 2006 through December 31, 2006, the period from January 1, 2006 to July 1, 2006 and 2005, an independent registered public accounting firm who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firms’ responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

(2) Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2007. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2007, included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting.

/s/ Jack A. Hockema	/s/ Joseph P. Bellino

President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006 (Successor Company balance sheets), and the related consolidated statements of income (loss), stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year ended December 31, 2007 (Successor Company operations), the period from July 1, 2006 to December 31, 2006 (Successor Company operations), the period from January 1, 2006 to July 1, 2006 (Predecessor Company operations) and for the year ended December 31, 2005 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and period from July 1, 2006 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, and the results of its operations and its cash flows for the period from January 1, 2006 to July 1, 2006 and for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Costa Mesa, California
February 25, 2008

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California

We have audited the internal control over financial reporting of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company, and our report dated February 25, 2008, expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP
Costa Mesa, California
February 25, 2008

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In millions of dollars, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$68.7	$50.0
Receivables:
Trade, less allowance for doubtful receivables of $1.4 and $2.0	96.5	98.4
Due from affiliate	9.5	1.3
Other	6.3	6.3
Inventories	207.6	188.1
Prepaid expenses and other current assets	66.0	40.8

Total current assets	454.6	384.9
Investments in and advances to unconsolidated affiliate	41.3	18.6
Property, plant, and equipment — net	222.7	170.3
Net assets in respect of VEBAs	134.9	40.7
Deferred tax assets — net	268.6	—
Other assets	43.1	40.9

Total	$1,165.2	$655.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70.1	$73.2
Accrued salaries, wages, and related expenses	40.1	39.4
Other accrued liabilities	36.6	47.6
Payable to affiliate	18.6	16.2

Total current liabilities	165.4	176.4
Long-term liabilities	57.0	58.3
Long-term debt	—	50.0

	222.4	284.7
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01, 45,000,000 shares authorized; 20,580,815 shares issued and outstanding at December 31, 2007; 20,525,660 shares issued and outstanding at December 31, 2006	.2	.2
Additional capital	948.9	487.5
Retained earnings	116.1	26.2
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 4,845,465 shares at December 31, 2007 and 6,291,945 shares at December 31, 2006	(116.4)	(151.1)
Accumulated other comprehensive income	(6.0)	7.9

Total stockholders’ equity	942.8	370.7

Total	$1,165.2	$655.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

72KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

			Predecessor
		Year Ended
		December 31, 2006
		July 1, 2006
	Year Ended	through	January 1,	Year Ended
	December 31,	December 31,	2006 to	December 31,
	2007	2006	July 1, 2006	2005
	(In millions of dollars, except share and per share amounts)
Net sales	$1,504.5	$667.5	$689.8	$1,089.7

Costs and expenses:
Cost of products sold excluding depreciation	1,251.1	580.4	596.4	951.1
Depreciation and amortization	11.9	5.5	9.8	19.9
Selling, administrative, research and development, and general	73.1	35.5	30.3	50.9
Other operating (benefits) charges, net	(13.6)	(2.2)	.9	8.0

Total costs and expenses	1,322.5	619.2	637.4	1,029.9

Operating income	182.0	48.3	52.4	59.8
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $47.4 for the period from January 1, 2006 to July 1, 2006 and $95.0 in 2005)	(4.3)	(1.1)	(.8)	(5.2)
Reorganization items	—	—	3,090.3	(1,162.1)
Other income (expense) — net	4.7	2.7	1.2	(2.4)

Income (loss) before income taxes and discontinued operations	182.4	49.9	3,143.1	(1,109.9)
Provision for income taxes	(81.4)	(23.7)	(6.2)	(2.8)

Income (loss) from continuing operations	101.0	26.2	3,136.9	(1,112.7)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes, including minority interests	—	—	4.3	(2.5)
Gain from sale of commodity interests	—	—	—	366.2

Income from discontinued operations	—	—	4.3	363.7

Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	—	(4.7)

Net income (loss)	$101.0	$26.2	$3,141.2	$(753.7)

Earnings per share — Basic:
Income (loss) from continuing operations	$5.05	$1.31	$39.37	$(13.97)

Income from discontinued operations	$—	$—	$.05	$4.57

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—	$—	$—	$(.06)

Net income (loss)	$5.05	$1.31	$39.42	$(9.46)

Earnings per share — Diluted (same as Basic for Predecessor):
Income from continuing operations	$4.97	$1.30

Income from discontinued operations	$—	$—

Net income	$4.97	$1.30

Weighted average shares outstanding (000):
Basic	20,014	20,003	79,672	79,675

Diluted	20,308	20,089	79,672	79,675

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) — Predecessor

				Common
				Stock
				Owned by
				Union	Accumulated
				VEBA	Other
			Retained	Subject to	Comprehensive
	Common	Additional	Earnings	Transfer	Income
	Stock	Capital	(Deficit)	Restriction	(Loss)	Total
	(In millions of dollars)

BALANCE, December 31, 2004	$.8	$538.0	$(2,917.5)	$—	$(5.5)	$(2,384.2)
Net loss	—	—	(753.7)	—	—	(753.7)
Minimum pension liability adjustment	—	—	—	—	(3.2)	(3.2)
Unrealized net decrease in value of derivative instruments arising during the year	—	—	—	—	(.3)	(.3)
Reclassification adjustment for net realized losses on derivative instruments included in net loss	—	—	—	—	.2	.2

Comprehensive income (loss)						(757.0)

BALANCE, December 31, 2005	.8	538.0	(3,671.2)	—	(8.8)	(3,141.2)

Net Income (same as Comprehensive income)	—	—	35.9	—	—	35.9

BALANCE, June 30, 2006	.8	538.0	(3,635.3)	—	(8.8)	(3,105.3)
Cancellation of Predecessor common stock	(.8)	.8	—	—	—	—
Issuance of Successor common stock (20,000,000 shares) to creditors	.2	480.2	—	—	—	480.4
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 6,291,945 shares	—	—	—	(151.1)	—	(151.1)
Plan and fresh start adjustments	—	(538.8)	3,635.3	—	8.8	3,105.3

BALANCE, July 1, 2006	$.2	$480.2	$—	$(151.1)	$—	$329.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME — Successor

					Common
					Stock
					Owned by
					Union
					VEBA	Accumulated
					Subject to	Other
	Common	Common	Additional	Retained	Transfer	Comprehensive
	Shares	Stock	Capital	Earnings	Restriction	Income (Loss)	Total
	(In millions of dollars, except for shares)

BALANCE, July 1, 2006	20,000,000	$.2	$480.2	$—	$(151.1)	$—	$329.3
Net income		—	—	26.2	—	—	26.2
Benefit plan adjustments not recognized in earnings		—	—	—	—	7.9	7.9

Comprehensive income							34.1
Issuance of common stock to directors in lieu of annual retainer fees	4,273	—	.2	—	—	—	.2
Recognition of pre-emergence tax benefits in accordance with fresh start accounting		—	3.3	—	—	—	3.3
Issuance of restricted stock to employees and directors	521,387	—	—	—	—	—	—
Amortization of unearned equity compensation		—	3.8	—	—	—	3.8

BALANCE, December 31, 2006	20,525,660	.2	487.5	26.2	(151.1)	7.9	370.7

Net income		—	—	101.0	—	—	101.0
Foreign currency translation adjustment		—	—	—	—	(3.7)	(3.7)
Benefit plan adjustments not recognized in earnings		—	—	—	—	(10.2)	(10.2)

Comprehensive income							87.1
Removal of transfer restrictions on 1,446,480 shares of common stock owned by Union VEBA, net of income taxes of $9.9		—	48.2	—	34.7	—	82.9
Recognition of pre-emergence tax benefits in accordance with fresh start accounting (including release of valuation allowance of $343.0 and current year tax benefits of $14.1 and $62.2 for the quarter and year ended December 31, 2007, respectively)		—	404.5	—	—	—	404.5
Equity compensation recognized by an unconsolidated affiliate		—	.3	—	—	—	.3
Cancellation of common stock held by employees on vesting of restricted stock	(8,346)	—	(.7)	—	—	—	(.7)
Issuance of common stock to directors in lieu of annual retainer fees	3,877	—	.3	—	—	—	.3
Issuance of restricted stock to employees and directors	61,662	—	—	—	—	—	—
Issuance of common stock to employees upon vesting of restricted stock units	1,232	—	—	—	—	—	—
Cancellation of restricted stock upon forfeiture	(3,270)	—	—	—	—	—	—
Cash dividends on common stock		—	—	(11.1)	—	—	(11.1)
Amortization of unearned equity compensation (including unearned equity compensation of $2.3 for the quarter ended December 31, 2007)		—	8.8	—	—	—	8.8

	20,580,815	$.2	$948.9	$116.1	$(116.4)	$(6.0)	$942.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

			Predecessor
		Year Ended
		December 31, 2006
		July 1,	January 1,
		2006	2006
	Year Ended	through	to	Year Ended
	December 31,	December 31,	July 1,	December 31,
	2007	2006	2006	2005
	(In millions of dollars)
Cash flows from operating activities:
Net income (loss)	$101.0	$26.2	$3,141.2	$(753.7)
Less net income from discontinued operations	—	—	4.3	363.7

Net income (loss) from continuing operations, including loss from cumulative effect of adopting change in accounting in 2005	101.0	26.2	3,136.9	(1,117.4)
Adjustments to reconcile net income(loss) from continuing operations to net cash used by continuing operations:
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	62.2	3.3	—	—
Non-cash charges in reorganization items in 2005	—	—	—	1,131.5
Depreciation and amortization (including deferred financing costs of $2.1, $.3, $.9 and $4.4 , respectively)	14.0	5.7	10.7	24.3
Deferred income taxes	—	3.0	(.7)	(.4)
Non-cash equity compensation	9.1	4.0	—	—
Gain on discharge of pre-petition obligations and fresh start adjustments	—	—	(3,110.3)	—
Payments pursuant to plan of reorganization	—	—	(25.3)	—
Net non-cash (benefit) charges in other operating (benefits) charges, net and LIFO charges (benefits)	(18.9)	3.3	21.7	9.3
Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	—	4.7
(Gains)/losses on sale and disposition of property, plant and equipment	.6	—	(1.6)	(.2)
Equity in (income) loss of unconsolidated affiliates, net of distributions	(22.4)	(7.5)	(10.1)	1.5
Decrease (increase) in trade and other receivables	(6.3)	14.5	(18.3)	9.3
Increase in inventories, excluding LIFO adjustments and other non-cash operating items	(5.5)	(19.4)	(29.5)	(18.7)
Decrease (increase) in prepaid expenses and other current assets	33.8	(7.1)	(14.5)	—
(Decrease) increase in accounts payable	(6.2)	13.1	5.7	(2.5)
(Decrease) increase in other accrued liabilities	(14.8)	(12.7)	4.7	(14.9)
(Decrease) increase in payable to affiliates	2.4	(16.8)	18.2	.1
(Decrease) increase in accrued income taxes	(1.4)	5.9	.2	(3.9)
Net cash impact of changes in long-term assets and liabilities	(7.8)	(4.6)	(8.0)	(25.0)
Benefit plan adjustments not recognized in earnings	(10.2)	7.9	—	—
Net cash provided by discontinued operations	—	—	8.5	17.9
Other	—	—	—	1.3

Net cash (used) provided by operating activities	129.6	18.8	(11.7)	16.9

Cash flows from investing activities:
Capital expenditures, net of accounts payable of $3.1, $5.8, $1.6 and $0, respectively	(61.8)	(30.0)	(28.1)	(31.0)
Net proceeds from dispositions: real estate in 2006 and 2005	—	—	1.0	.9
Decrease in restricted cash	9.2	—	—	—
Net cash provided by discontinued operations; primarily proceeds from sale of commodity interests in 2005	—	—	—	401.4

Net cash (used) provided by investing activities	(52.6)	(30.0)	(27.1)	371.3

Cash flows from financing activities:
Borrowings under Term Loan Facility	—	50.0	—	—
Financing costs	(.2)	(.8)	(.2)	(3.7)
Cash dividend paid to shareholders	(7.4)	—	—	—
Retirement of common stock	(.7)	—	—	—
Repayment of debt	(50.0)	—	—	(1.7)
Decrease (increase) in restricted cash	—	—	1.5	(1.5)
Net cash used by discontinued operations: primarily increase in restricted cash in 2005	—	—	—	(387.2)

Net cash (used) provided by financing activities	(58.3)	49.2	1.3	(394.1)

Net increase (decrease) in cash and cash equivalents during the period	18.7	38.0	(37.5)	(5.9)
Cash and cash equivalents at beginning of period	50.0	12.0	49 .5	55.4

Cash and cash equivalents at end of period	$68.7	$50.0	$12.0	$49.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share amounts)

The accompanying financial statements include the financial statements of Kaiser Aluminum Corporation (“the Company”) both before and after emergence from chapter 11 bankruptcy. Financial information related to the Company after emergence is generally referred to throughout this Report as “Successor” information. Information of the Company before emergence is generally referred to as “Predecessor” information. The financial information of the Successor entity is not comparable to that of the Predecessor given the impacts of the Plan, implementation of fresh start reporting and other factors as more fully described below.

The Notes to Consolidated Financial Statements are grouped into two categories: (1) those primarily affecting the Successor entity (Notes 1 through 17) and (2) those primarily affecting the Predecessor entity (Notes 18 through 24).

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

The Company’s emergence from chapter 11 bankruptcy and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. Although the Company emerged from chapter 11 bankruptcy on July 6, 2006 (the “Effective Date”), the Company adopted “fresh start” accounting as required by the American Institute of Certified Professional Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, effective as of the beginning of business on July 1, 2006. As such, it was assumed that the emergence was completed instantaneously at the beginning of business on July 1, 2006 such that all operating activities during the period from July 1, 2006 through December 31, 2006 are reported as applying to the Successor. The Company believes that this is a reasonable presentation as there were no material transactions between July 1, 2006 and July 6, 2006 that were not related to Kaiser’s Second Amended Plan of Reorganization (the “Plan”). Due to the implementation of the Plan, the application of fresh start accounting and changes in accounting policies and procedures, the financial statements of the Successor are not comparable to those of the Predecessor.

The Predecessor Statement of Consolidated Cash Flows for the period January 1, 2006 to July 1, 2006 includes Plan-related payments of $25.3 made between July 1, 2006 and July 6, 2006.

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties, with respect to such estimates and assumptions, are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operation.

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

Diluted earnings per share is computed by dividing earnings by the sum of (a) the weighted average number of common shares outstanding during the period and (b) the dilutive effect of potential common share equivalents consisting of non-vested common shares, restricted stock units and stock options (see Note 15).

Stock-Based Employee Compensation.  The Company accounts for stock-based employee compensation plans at fair value. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The cost of the award is recognized as an expense over the period that the employee provides service for the award. The Company has elected to amortize compensation expense for equity awards with grading vesting using the straight line method. During the year ended December 31, 2007 and period from July 1, 2006 through December 31, 2006, $9.1 million and $4.0 of compensation cost, respectively, was recognized in connection with vested and non-vested stock and restricted stock units issued to executive officers, other key employees and directors (see Note 11).

Other Income (Expense), net.  Amounts included in Other income (expense), other than interest expense and reorganization items in 2007, 2006 and 2005, included the following pre-tax gains (losses):

			Predecessor
		July 1, 2006	January 1,
	Year Ended	through	2006	Year Ended
	December 31,	December 31,	to July 1,	December 31,
	2007	2006	2006	2005

Interest income(a)	$5.3	$2.0	$—	$—
All other, net	(.6)	.7	1.2	(2.4)

	$4.7	$2.7	$1.2	$(2.4)

(a)	In accordance with S0P 90-7, interest income during the pendency of the chapter 11 reorganization proceedings was treated as a reduction of reorganization expense.

Income Taxes.  Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized.

Although the Company had approximately $981 of tax attributes, including the net operating loss (“NOL”) carryforwards, available at December 31, 2006 to offset the impact of future income taxes, the Company did not meet the “more likely than not” criteria for recognition of such attributes at December 31, 2006 primarily because the Company did not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance was first utilized to reduce intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. During the fourth quarter of 2007, after the completion of a robust analysis of expected future taxable income and other factors, the Company concluded that it had met the “more likely than not” criteria for recognition of its deferred tax assets and as a result released the vast majority of the valuation allowance as of December 31, 2007. In accordance with fresh start accounting, the release of the valuation allowance was recorded as an adjustment to Stockholders’ equity rather than through the income statement (see Note 9). The Company currently maintains a valuation allowance on deferred tax assets that did not meet the “more likely than not” recognition criteria which are

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to state NOL carryforwards and general business credits that the Company believes will more likely than not expire unused.

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

Restricted Cash.  The Company is required to keep certain amounts on deposit relating to workers’ compensation, collateral for certain letters of credit and other agreements totaling $15.9 and $25.2 at December 31, 2007 and 2006, respectively. On July 17, 2007, the State of Washington reduced the amount the Company is required to have on deposit with the State by approximately $9.5. The remaining $7.7 on deposit with the State of Washington represents the deposit required to serve as collateral for existing workers’ compensation claims. Of the restricted cash balance at December 31, 2007 and 2006, $1.5 and $1.7, respectively are considered short term and are included in Prepaid expenses and other current assets; $14.4 and $23.5, respectively, are considered long term and are included in Other assets on the balance sheet (see Note 7).

Inventories.  Inventories are stated at the lower of cost or market value. Finished products, work in process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (see Note 3).

Shipping and Handling Costs.  Shipping and handling costs are recorded as a component of Cost of products sold excluding depreciation.

Advertising Costs.  Advertising costs, which are included in Selling, administrative, research and development, and general, are expensed as incurred. Advertising costs for the year ended December 31, 2007, for the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 and for the year ended December 31, 2005 were $.6, $.1, zero and $.2, respectively.

Depreciation.  Depreciation is computed principally using the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives, are as follows:

Useful Life
(Years)

Land improvements	3-7
Buildings	15-35
Machinery and equipment	2-22

Upon emergence from reorganization, the accumulated depreciation was reset to zero as a result of applying fresh start accounting to its consolidated financial statements as required by SOP 90-7. The new lives and carrying values assigned to the individual assets and the application of fresh start accounting (see Notes 2 and 6) will cause future depreciation expense to be different than the historical depreciation expense of the Predecessor. Depreciation expense relating to Fabricated Products is not included in Cost of products sold excluding depreciation and is shown separately on the Statements of Consolidated Income (Loss).

Major Maintenance Activities.  Substantially all of the major maintenance costs are accounted for using the direct expensing method.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases.  For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term. The Company records any difference between the straight-line rent amounts and the amount payable under the lease as part of deferred rent, in accrued liabilities or Other long term liabilities, as appropriate. Deferred rent for all periods presented was not material.

Capitalization of Interest.  Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period.

Deferred Financing Costs.  Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense. Deferred financing costs included in other assets at December 31, 2007 and 2006 were $.9 and $2.8, respectively.

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

The Company recognizes all derivative instruments as assets or liabilities in its balance sheet and measures those instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 13). The Company does not meet the documentation requirements for hedge (deferral) accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Changes in the market value of the Company’s open derivative positions resulting from the mark-to-market process are reflected in Net income.

Conditional Asset Retirement Obligations.  Effective December 31, 2005, the Company adopted FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”) retroactive to the beginning of 2005. Pursuant to SFAS No. 143 and FIN 47, companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“CAROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. Under the guidelines clarified in FIN 47, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO may/will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements. The Company evaluated FIN 47 and determined that it has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older plants if such plants were to undergo major renovation or be demolished. The retroactive application of FIN 47 resulted in the Company recognizing, retroactive to the beginning of 2005, the following in the fourth quarter of 2005: (i) a charge of approximately $2.0 reflecting the cumulative earnings impact of adopting FIN 47, (ii) an increase in Property, plant and equipment of $.5 and (iii) offsetting the amounts in (i) and (ii), an increase in Long-term liabilities of approximately $2.5. In addition, pursuant to FIN 47 there was an immaterial amount of incremental depreciation expense recorded (in Depreciation and amortization) for the year ended December 31, 2005 as a result of the retroactive increase in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment (discussed in (ii) above) and there was an incremental $.2 of non-cash charges (in Cost of products sold) to reflect the accretion of the liability recognized at January 1, 2005 (discussed in (iii) above) to the estimated fair value of the CARO of $2.7 at December 31, 2005.

The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the year ended December 31, 2007. However, a revision was made to the estimated timing for certain future contingent costs during the year ended December 31, 2007 which resulted in an incremental charge of approximately $.1 (see Note 5).

Anglesey (see Note 4) also recorded CARO liabilities of approximately $15.0 in its financial statements as of December 31, 2005. During the first quarter of 2007, based on a new surveyor’s report and new environmental related regulations enacted in Wales, Anglesey increased its CARO liability by approximately $9.0. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with United States GAAP treatment (see Note 5).

New Accounting Pronouncements.  Statement of Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) was issued in December 2007. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company in its fiscal year beginning January 1, 2009. The Company is currently evaluating what impact, if any, this pronouncement will have on its consolidated financial statements.

Statement of Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”) was issued in December 31, 2007. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company in fiscal years beginning January 1, 2009. The adoption of SFAS No. 160 is not currently expected to have a material impact on the Company’s consolidated financial statements.

Emerging Issues Task Force issue 06-11, Tax benefit on dividend payment Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award, (“Issue 06-11”) was issued in June 2007. Issue 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement of Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”) and result in an income tax deduction for the employer. The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (as described in Statement 123(R)). The consensus in Issue 06-11 is effective for the Company for income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning January 1, 2008. The Company is currently evaluating what impact, if any, this pronouncement will have on its consolidated financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”) was issued in February 2007 and will become effective for the Company on January 1, 2008. SFAS No. 159 permits entities the option to measure many financial instruments and certain other items at fair value. Unrealized gains and losses in respect of assets and liabilities for which the fair value option has been elected will be reported in earnings. Selection of the fair value option is irrevocable and can be applied on a partial basis, i.e., to some but not all similar financial assets or liabilities. The Company has determined that it will not elect the fair value option under SFAS No. 159 for any of its financial assets and liabilities for which SFAS No. 159 allowed such an election to be made.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) was issued in September 2006 to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective with fiscal years beginning after November 15, 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year of adoption. In November 2007, the FASB agreed to a one-year deferral of SFAS No. 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The FASB also intends to clarify disclosure requirements about the fair-value measurements of pension plan assets by plan sponsors and will develop additional guidance on how SFAS No. 157 applies to measurements of liabilities. The Company does not currently anticipate that the adoption of this standard will have a material impact on its financial statements.

Significant accounting policies of the Predecessor are discussed in Note 18.

2.	Emergence from Reorganization Proceedings.

Summary.  As more fully discussed in Note 19, from the first quarter of 2002 to June 30, 2006, the Company and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code (the “Code”) under the supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

As also outlined in Note 19, Kaiser and its debtor subsidiaries which included all of the Company’s core fabricated products facilities and a 49% interest in Anglesey which owns a smelter in the United Kingdom, emerged from chapter 11 on Effective Date pursuant to the Plan. Four subsidiaries not related to the Fabricated Products operations were liquidated in December 2005. Pursuant to the Plan, all material pre-petition debt, pension and postretirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated to approximately $4.4 billion in the June 30, 2006 consolidated financial statements) were addressed and resolved. Pursuant to the Plan, the equity interests of all of Kaiser’s pre-emergence stockholders were cancelled without consideration. The equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following shows the impacts of the Plan and the adoption of fresh start accounting on the opening balance sheet of the new reporting entity.

					Adjusted
		Plan		Fresh Start	Balance
	Historical	Adjustments(a)		Adjustments(b)	Sheet

ASSETS
Current assets:
Cash and cash equivalents	$37.3	$(25.3)		$—	$12.0
Receivables:
Trade, less allowance for doubtful receivables	114.1	—		.7	114.8
Other	5.7	—		—	5.7
Inventories	123.1	—		48.9	172.0
Prepaid expenses and other current assets	34.0	(.3)		—	33.7

Total current assets	314.2	(25.6)		49.6	338.2
Investments in and advances to unconsolidated affiliate	22.7	(.3)		(11.3)	11.1
Property, plant, and equipment — net	242.7	(4.1)		(98.9)	139.7
Personal injury-related insurance recoveries receivable	963.3	(963.3)		—	—
Intangible assets	11.4	(11.7)		12.6	12.3
Net assets in respect of VEBAs	—	33.2	(c)	—	33.2
Other assets	43.6	2.1		(.8)	44.9

Total	$1,597.9	$(969.7)		$(48.8)	$579.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$56.1	$(.5)		$(1.8)	$53.8
Accrued interest	1.1	(1.1)		—	—
Accrued salaries, wages, and related expenses	37.0	(4.1)		.7	33.6
Other accrued liabilities	61.0	(1.8)		—	59.2
Payable to affiliate	33.0	—		—	33.0
Long-term debt — current portion	1.1	(1.1)		—	—
Discontinued operations’ current liabilities	1.5	—		—	1.5

Total current liabilities	190.8	(8.6)		(1.1)	181.1
Long-term liabilities	49.0	17.5		2.5	69.0
Long-term debt	1.2	(1.2)		—	—
Discontinued operations’ liabilities (liabilities subject to compromise)	73.5	(73.5)		—	—

	314.5	(65.8)		1.4	250.1
Liabilities subject to compromise	4,388.0	(4,388.0)		—	—
Minority interests	.7	(.7)		—	—
Commitments and contingencies Stockholders’ equity:
Common stock	.8	.2	(d)	(.8)	.2
Additional capital	538.0	480.2	(d)	(538.0)	480.2
Common stock owned by Union VEBA subject to transfer restrictions	—	(151.1	)(c)	—	(151.1)
Accumulated deficit	(3,635.3)	3,155.5	(e)	479.8 (f)	—
Accumulated other comprehensive income (loss)	(8.8)	—		8.8	—

Total stockholders’ equity (deficit)	(3,105.3)	3,484.8		(50.2)	329.3

Total	$1,597.9	$(969.7)		$(48.8)	$579.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Reflects impacts on the Effective Date of implementing the Plan, including the settlement of liabilities subject to compromise and related payments, distributions of cash and new shares of common stock and the cancellation of predecessor common stock (see Note 19). Includes the reclassification of approximately $21.0 from Liabilities subject to compromise to Long-term liabilities in respect of certain pension and benefit plans retained by the Company pending the outcome of the litigation with the Pension Benefit Guaranty Corporation (“PBGC”) as more fully discussed in Note 12.

(b)	Reflects the adjustments to reflect “fresh start” accounting. These include the write up of Inventories (see Note 3) and Property, plant and equipment to their appraised values and the elimination of Accumulated deficit and Additional paid in capital. The fresh start adjustments for intangible assets and stockholders’ equity are based on a third party appraisal report.

In accordance with United States GAAP, the reorganization value is allocated to individual assets and liabilities by first allocating value to current assets, current liabilities, monetary and similar long-term items for which specific market values are determinable. The remainder is allocated to long-term assets such as property, plant and equipment, equity investments, identified intangibles and unidentified intangibles (e.g. goodwill). To the extent that there is insufficient value to allocate to long-term assets after first allocating to the current, monetary and similar items, such shortfall is first used to reduce unidentified intangibles to zero and then to proportionately reduce the amount allocated to property, plant and equipment, equity investments and identified intangibles based on the initial (pre-reorganization value allocation) assessed fair value. In allocating the reorganization value, the Company determined that the value of the long-term assets exceeded the amount of reorganization value available to be allocated to such items by approximately $187.2. Such excess value was allocated to Property, plant and equipment, Investment in unconsolidated affiliate and Identified intangibles in the following amounts based on initial fair value assessments determined by a third party appraisal:

	Appraised Value	Allocation of	Opening Balance
	Based on Third	Reorganization	Sheet Amount at
	Party Appraisal	Value Shortfall	July 1, 2006

Property, plant and equipment	$299.8	$(160.1)	$139.7
Investment in and advances to unconsolidated affiliate	$24.0	$(12.9)	$11.1
Identified intangibles	$26.5	$(14.2)	$12.3

(c)	As more fully discussed in Note 10, after discussions with the staff of the Securities and Exchange Commission, the Company concluded that, while the Company’s only obligations in respect of two VEBAs is an annual variable contribution obligation based primarily on earnings and capital spending, the Company should account for the VEBAs as defined benefit postretirement plans with a cap.

(d)	Reflects the issuance of new common stock to pre-petition creditors.

(e)	Reflects gain extinguishment of obligations from implementation of the Plan.

(f)	Reflects fresh start loss of $47.4 and elimination of retained deficit.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory.

Inventories consist of the following:

	December 31,	December 31,
	2007	2006

Fabricated Products —
Finished products	$68.6	$61.1
Work in process	76.9	72.8
Raw materials	49.5	42.0
Operating supplies and repairs and maintenance parts	12.5	12.1

	207.5	188.0
Commodities — Primary Aluminum	.1	.1

	$207.6	$188.1

As stated in Note 1, the Company determines cost for substantially all of its product inventories on a LIFO basis. All Predecessor LIFO layers were eliminated in connection with the application of fresh start accounting. The Company applies LIFO differently than the Predecessor did in that it views each quarter on a standalone year-to-date basis for computing LIFO; whereas the Predecessor recorded LIFO amounts with a view to the entire fiscal year which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or the second half of the year. The Company recorded a net non-cash LIFO benefit of approximately $14.0 during the year ended December 31, 2007, and net non-cash LIFO charges of $3.3, $21.7 and $9.3 for the period from July 1, 2006 through December 31, 2006, the period from January 1, 2006 to July 1, 2006 and the year ended December 31, 2005, respectively. These amounts are primarily a result of changes in metal prices.

Pursuant to fresh start accounting, as more fully discussed in Note 2, all inventory amounts at the Effective Date were stated at fair market value. Raw materials and Operating supplies and repairs and maintenance parts were recorded at published market prices including any location premiums. Finished products and Work in process (“WIP”) were recorded at selling price less cost to sell, cost to complete and a reasonable apportionment of the profit margin associated with the selling and conversion efforts. As a result, as reported in Note 2, inventories were increased by approximately $48.9 at the Effective Date.

Given the recent strength in demand for many types of fabricated aluminum products and primary aluminum, the Company has a larger volume of raw materials, WIP and finished goods than is its long term historical average, and the price for such goods that was reflected in the opening inventory balance at the Effective Date, given the application of fresh start accounting, is higher than long term historical averages. As such, with the inevitable ebb and flow of business cycles, non-cash LIFO charges and potential lower of cost and market adjustments will result when inventory levels drop and/or margins compress. Such adjustments could be material to results in future periods.

4.	Investment In and Advances To Unconsolidated Affiliate.

The Company has a 49% ownership interest in Anglesey, which owns an aluminum smelter at Holyhead, Wales. The Company accounts for its 49% ownership in Anglesey using the equity method. The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold gross of our share of United Kingdom corporation tax. The income tax effects of the Company’s equity in income are included in the Company’s income tax provision.

The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. For Anglesey to be able to continue its aluminum reduction operations past September 2009, when its current power contract expires, Anglesey will have to secure power at prices that make its aluminum reduction operation viable. No assurances can be provided that Anglesey will be successful in this regard. In addition, given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first half of 2007 while it studied future cash requirements. Based on a review of cash anticipated to be available for future cash requirements, Anglesey removed the temporary suspension of dividends and paid dividends in both August and December of 2007. Dividends in respect of the Company’s ownership interests totaled $14.3 in 2007 resulting in a reduction of Investment in unconsolidated affiliate. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows: 2007— $14.3, 2006 — $11.8, 2005 — $9.0, 2004 — $4.5 and 2003 — $4.3. No assurance can be given that Anglesey will not suspend dividends again in the future.

Summary of Anglesey’s Financial Position

	December 31,	December 31,
	2007	2006

Current assets(1)	$160.0	$111.7
Non-current assets (primarily property, plant, and equipment, net)	52.0	51.1

Total assets	$212.0	$162.8

Current liabilities	$81.1	$62.5
Long-term liabilities	26.2	30.9
Stockholders’ equity	104.7	69.4

Total liabilities and stockholders’ equity	$212.0	$162.8

(1)	Includes cash and cash equivalents of $85.2 and $39.0.

Summary of Anglesey’s Operations

			Predecessor
	Year Ended December 31, 2006
		July 1, 2006	January 1, 2006
	Year Ended	through	to	Year Ended
	December 31,	December 31,	July 1,	December 31,
	2007	2006	2006	2005

Net sales	$408.7	$198.1	$170.1	$266.2
Costs and expenses	(319.7)	(155.2)	(132.1)	(243.9)
Provision for income taxes	(26.0)	(12.2)	(11.2)	(6.7)

Net income	$63.0	$30.7	$26.8	$15.6

Company’s equity in income(1)	$33.4	$18.3	$11.0	$4.8

Dividends received	$14.3	$9.1	$2.7	$9.0

(1)	The Company’s equity income differs from the summary net income due to equity method accounting adjustments and applying United States GAAP.

Since the Company’s emergence from chapter 11 reorganization, total equity earnings from Anglesey have been $51.7, of which $23.4 of dividends has been distributed, leaving $28.3 in the Company’s retained earnings as of December 31, 2007.

The Company and Anglesey have interrelated operations. The Company is responsible for selling alumina to Anglesey in respect of its ownership percentage. During the first three quarters of 2007, such alumina is purchased at prices that were tied to primary aluminum prices under a contract that expired at the end of the third quarter in 2007. The Company secured a new contract to purchase alumina at comparable prices that expires in August 2009.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is responsible for purchasing primary aluminum from Anglesey in respect to its ownership percentage at prices tied to primary aluminum market prices.

Purchases from and sales to Anglesey were as follows:

		July 1, 2006	Predecessor
	Year Ended	through	January 1, 2006	Year Ended
	December 31,	December 31,	to	December 31,
	2007	2006	July 1, 2006	2005

Purchases	$199.3	$95.0	$82.4	$150.4
Sales	50.2	24.4	24.9	35.1

At December 31, 2007 and 2006, the receivables from Anglesey were $9.5 and $1.3, respectively, and payables to Anglesey were $18.6 and $16.2, respectively.

As a result of fresh start accounting, the Company decreased its investment in Anglesey at the Effective Date by $11.6 (see Note 2). The $11.6 difference between the Company’s share of Anglesey’s equity and the investment amount reflected in the Company’s balance sheet is being amortized (included in Cost of products sold) over the period from July 2006 to September 2009, the end of the current power contract. The non-cash amortization was approximately $3.6 and $1.8 for the year ended December 31, 2007 and 2006, respectively. At December 31, 2007, the remaining unamortized amount was $6.2.

During the year ended December 31, 2007, the Company recorded a $.3 charge for share-based equity compensation for employees of Anglesey who participate in the employee share savings plan of its parent (“Rio Tinto”). The $.3 has been recognized as a reduction in the equity in earnings of Anglesey for the year ended December 31, 2007. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, this transaction has been accounted for as a capital transaction of Anglesey. As a result, the Company increased its Additional capital for the year ended December 31, 2007 by $.3 rather than adjust its Investment in and advances to unconsolidated affiliate.

5.	Conditional Asset Retirement Obligations

The Company has conditional asset retirement obligations (“CAROs”) at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) at certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such significant CARO would be triggered for 20 or more years, if at all. Nonetheless, the retroactive application of FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Assets Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”) resulted in the Company recognizing a Long-term liability of approximately $2.5 at December 31, 2005.

The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the year ended December 31, 2007. However, there was a revision to the estimated timing for certain future contingent costs during the year ended December 31, 2007 that resulted in a $.1 charge to Net income. In addition, the Company’s results for the year ended December 31, 2007 and 2006, included an immaterial incremental amount of depreciation expense and an incremental accretion of the estimated liability of $.2 (recorded in Cost of products sold). The estimated fair value of the CARO at December 31, 2007 was $3.0.

Anglesey (see Note 4) also recorded CARO liabilities of approximately $15.0 in its financial statements as of December 31, 2005. During the first quarter of 2007, based on new surveyor’s report and new environmental related regulations enacted in Wales, Anglesey increased its CARO liability by approximately $9.0. The treatment applied by Anglesey was not consistent with the principles of SFAS No. 143 or FIN 47. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with United States GAAP treatment. The Company adjusted its

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity in earnings for Anglesey for the year ended December 31, 2007, the period from January 1, 2006 to July 1, 2006, from July 1, 2006 through December 31, 2006 and the year ended December 31, 2005 by $1.3, $.3, $.3 and $.1, respectively, to reflect the impact of applying United States GAAP with respect to the Anglesey CARO liability.

For purposes of the Company’s fair value estimates with respect to the CARO liabilities, a credit adjusted risk free rate of 7.5% was used.

6.  Property, Plant and Equipment

The major classes of property, plant, and equipment are as follows:

	December 31,	December 31,
	2007	2006

Land and improvements	$12.9	$12.8
Buildings	25.2	18.6
Machinery and equipment	168.7	92.3
Construction in progress	33.0	51.9

	239.8	175.6
Accumulated depreciation	(17.1)	(5.3)

Property, plant, and equipment, net	$222.7	$170.3

Pursuant to fresh start accounting, as more fully discussed in Note 2, the Company adjusted its Property, plant and equipment to its fair value as adjusted for the allocation of the reorganization value and reset Accumulated depreciation to zero. The fair value of the vast majority of the Company’s Property, plant and equipment was based on an independent appraisal with only a small portion being based on management’s estimates. The fair value of the Property, plant and equipment at July 1, 2006 was estimated to be approximately $300.0. However, as a result of the allocation of the reorganization value, the value at July 1, 2006 was reduced to $139.7 (i.e. the net results of the fresh start process, as reported in Note 2, was a net decrease in Property, plant and equipment of $103.0). The amount of depreciation to be recognized by the Company was initially lower than the amount historically recognized by the Predecessor.

Approximately $20.2 of the Construction in progress at December 31, 2007, relates to the Company’s Spokane, Washington facility (see Commitments — Note 12).

For the year ended December 31, 2007, the period from July 1, 2006 through December 31, 2006, the period from January 1, 2006 to July 1, 2006 and the year ended December 31, 2005, the Company recorded depreciation expense of $11.8, $5.2, $9.7 and $19.6, respectively, relating to the Company’s operating facilities in its Fabricated Products segment.

7.	Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets were comprised of the following:

	December 31,	December 31,
	2007	2006

Current derivative assets (Note 13)	$1.5	$29.8
Current deferred tax assets	59.2	—
Short term restricted cash	1.5	1.7
Prepaid expenses	3.8	9.3

Total	$66.0	$40.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets.  Other assets were comprised of the following:

	December 31,	December 31,
	2007	2006

Derivative assets (Note 13)	$27.6	$13.4
Restricted cash	14.4	23.5
Other	1.1	4.0

Total	$43.1	$40.9

Other Accrued Liabilities.  Other accrued liabilities were comprised of the following:

	December 31,	December 31,
	2007	2006

Current derivative liabilities (Note 13)	$6.6	$25.4
Accrued income taxes, taxes payable and FIN 48 liabilities	2.2	9.8
Accrued bank overdraft — see below	5.4	2.8
Dividend payable	3.7	—
Accrued annual VEBA contribution	8.8	—
Other	9.9	9.6

Total	$36.6	$47.6

The accrued bank overdraft balance at December 31, 2007 and 2006 represents uncleared cash disbursements.

Long-term Liabilities.  Long-term liabilities were comprised of the following:

	December 31,	December 31,
	2007	2006

FIN 48 liabilities	$26.5	$12.5
Workers’ compensation accruals	17.2	17.4
Environmental accruals	6.0	6.7
Derivative liabilities (Note 13)	1.9	5.4
Asset retirement obligations	3.0	2.9
Other long term liabilities	2.4	13.4

Total	$57.0	$58.3

8.	Secured Debt and Credit Facilities

Secured debt and credit facilities debt consisted of the following:

	December 31,	December 31,
	2007	2006

Revolving Credit Facility	$—	$—
Term Loan Facility	—	50.0

Total	—	50.0
Less — Current portion	—	—

Long-term debt	$—	$50.0

On the Effective Date, the Company and certain subsidiaries of the Company entered into a new Senior Secured Revolving Credit Agreement with a group of lenders providing for a $200.0 revolving credit facility (the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. Under the Revolving Credit Facility, the Company is able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of a stated amount, initially $200.0 and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility has a five-year term and matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased to $275.0 at the request of the Company. During the fourth quarter of 2007, certain conditions were met and the Company and the lenders amended the Revolving Credit Facility, effective December 10, 2007, to increase the stated amount of the credit facility from $200.0 to $265.0.

Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default set forth in the agreement, including, without limitation, the failure to make principal or interest payments when due, and breaches of covenants, representations and warranties. The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its U.S. operating subsidiaries that are also borrowers thereunder. The Revolving Credit Facility places restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business. At December 31, 2007, the Company was in full compliance with all covenants related to the Revolving Credit Facility.

At December 31, 2007, there were no borrowings outstanding under the Revolving Credit Facility and there were approximately $14.1 of outstanding letters of credit.

Concurrent with the execution of the Revolving Credit Facility, the Company also entered into a Term Loan and Guaranty Agreement with a group of lenders (the “Term Loan Facility”). The Term Loan Facility provided for a $50.0 term loan and was guaranteed by the Company and certain of its domestic operating subsidiaries. The Term Loan Facility was fully drawn on August 4, 2006. The Term Loan Facility had a five-year term expiring in July 2011, at which time all principal amounts outstanding thereunder would have been due and payable. Borrowings under the Term Loan Facility bore interest at a rate equal to either a premium over a base prime rate or LIBOR, at the Company’s option. On December 13, 2007, the Company repaid in full the outstanding balance of the Term Loan Facility and the related accrued interest. In connection with the repayment, $1.5 of related deferred financing costs were written off and included in interest expense.

9.	Income Tax Matters

Tax Attributes.  Although the Company had approximately $981 of tax attributes, including the NOL carry-forwards available at December 31, 2006 to offset the impact of future income taxes, the Company did not meet the “more likely than not” criteria for recognition of such attributes primarily because the Company did not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance was first utilized to reduce intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. In order to assess whether a valuation allowance was still required at December 31, 2007, the Company executed a process for determining the need for a valuation allowance. The process included extensive review of both positive and negative evidence including the Company’s earnings history; existing contracts and backlog; future earnings; adverse recent occurrences; carry forward periods; an assessment of the industry; loss contingencies; and the impact of timing differences. At the conclusion of this process the Company concluded that it had met the “more likely than not” criteria for recognition of its deferred tax assets and thus released the vast majority of the valuation allowance at December 31, 2007. In

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with fresh start accounting, the release of the valuation allowance was taken as an adjustment to Stockholders’ equity rather than through the income statement. The Company maintains a valuation allowance on deferred tax assets that did not meet the “more likely than not” recognition criteria and these assets are primarily state NOL carryforwards that the Company believes will likely expire unused.

At December 31, 2007, the Company had $897.5 of net operating loss carry-forwards available to reduce future cash payments for income taxes in the United States. Of the $897.5 of NOL carryforwards, $1.0 relates to the excess tax benefits from employee restricted stock. Equity will be increased by $1.0 if and when such excess tax benefits are ultimately realized. Such NOL carryfowards expire periodically through 2027. The Company also had $90.1 of other tax attributes including $88.4 of gross alternative minimum tax (“AMT”) credit carry-forwards with an indefinite life, available to offset regular federal income tax requirements. The remainder is general business credits that will expire periodically through 2011.

Pursuant to the Plan, to preserve the NOL carryforwards that may be available to the Company after emergence, on the Effective Date, the Company’s certificate of incorporation was amended and restated to, among other things, include certain restrictions on the transfer of common stock and the Company and the Union VEBA, the Company’s largest stockholder, entered into a stock transfer restriction agreement.

Tax Provision.  Income (loss) before income taxes and minority interests by geographic area (excluding discontinued operations and cumulative effect of change in accounting principle) is as follows:

			Predecessor
		July 1, 2006
	Year Ended	through	January 1,	Year Ended
	December 31,	December 31,	2006 to	December 31,
	2007	2006	July 1, 2006	2005

Domestic	$127.9	$27.0	$3,082.6	$(1,130.7)
Foreign	54.5	22.9	60.5	20.8

Total	$182.4	$49.9	$3,143.1	$(1,109.9)

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (provision) benefit for income taxes on income (loss) before income taxes and minority interests (excluding discontinued operations and cumulative effect of change in accounting principle) consists of:

	Federal	Foreign	State	Total

2007
Current	$—	$(22.1)	$(.4)	$(22.5)
Deferred	—	(.5)	—	(.5)
Benefit applied to (increase)/decrease Additional capital/Other comprehensive income	(55.8)	3.9	(6.5)	(58.4)

Total	$(55.8)	$(18.7)	$(6.9)	$(81.4)

July 1, 2006 through December 31, 2006
Current	$—	$(9.4)	$(.5)	$(9.9)
Benefit applied to reduce intangible assets and increase Additional capital	(14.1)	—	(1.3)	(15.4)
Deferred	—	1.6	—	1.6

Total	$(14.1)	$(7.8)	$(1.8)	$(23.7)

	Predecessor

January 1, 2006 to July 1, 2006
Current	$.9	$(7.9)	$(.1)	$(7.1)
Deferred	—	.9	—	.9

Total	$.9	$(7.0)	$(.1)	$(6.2)

2005
Current	$—	$(3.8)	$.5	$(3.3)
Deferred	—	.5	—	.5

Total	$—	$(3.3)	$.5	$(2.8)

A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and minority interests (excluding discontinued operations and cumulative effect of change in accounting principle) is as follows:

			Predecessor
		July 1, 2006	January 1,
	Year Ended	through	2006	Year Ended
	December 31,	December 31,	to July 1,	December 31,
	2007	2006	2006	2005

Amount of federal income tax benefit (expense) based on the statutory rate	$(63.8)	$(17.5)	$(1,100.1)	$388.5
Decrease (increase) in valuation allowances(1)	—	—	1,099.3	(379.8)
Non-deductible Expense	(1.6)	—	—	—
State income taxes, net of federal benefit	(4.5)	(1.2)	—	—
Foreign income taxes	(11.5)	(4.7)	(.5)	3.9
Other	—	(.3)	(4.9)	(15.4)

Provision for income taxes	$(81.4)	$(23.7)	$(6.2)	$(2.8)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	At December 31, 2007 the valuation allowance was $24.8 compared to $503.8 at December 31, 2006. The entire change in the valuation was recorded as an adjustment in Additional capital in accordance with fresh start accounting.

The table above reflects a full statutory U.S. tax provision despite the fact that the Company is only paying AMT in the U.S. in some years. See Tax Attributes above.

Deferred Income Taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2007	2006

Deferred Income Tax Assets:
Loss and credit carryforwards	$398.1	$442.4
Pension benefits	3.3	.7
Other assets	15.3	19.1
Inventories and other	13.6	61.8
Valuation allowances	(24.8)	(503.8)

Total deferred income tax assets — net	405.5	20.2

Deferred income tax liabilities:
Property, plant, and equipment	(14.7)	(5.8)
VEBA	(50.8)	(16.0)
Other	(12.2)	(3.0)

Total deferred income tax liabilities	(77.7)	(24.8)

Net deferred income tax assets (liabilities)(1)(2)	$327.8	$(4.6)

(1)	Of the total net deferred income tax assets of $327.8, $59.2 was included in Prepaid expenses and other current assets and $268.6 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2007.

(2)	Due to the full valuation allowance in 2006, the Company netted deferred tax assets and deferred tax liabilities, and recorded a net $4.6 of deferred tax liabilities which is included in Long-term liabilities on the Consolidated Balance Sheet as of December 31, 2006.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2007, due to uncertainties surrounding the realization of some of the Company’s deferred tax assets including state NOLs sustained during the prior years and expiring tax benefits, the Company has a valuation allowance of $24.8 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of the valuation allowance will be recorded as an adjustment of Stockholders’ equity rather than as a reduction of income tax expense. Valuation allowance adjustments related to post emergence events will flow through the tax provision.

Other.  The Company and its subsidiaries file income tax returns in the US federal jurisdiction and various states and foreign jurisdictions. The Company’s federal income tax return for the 2004 tax year is currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a material effect on its financial condition or results of operations. The Canada Revenue Agency audited and issued assessment notices for 1998 through 2001 for which Notices of Objection have been filed. The 2002 to 2004 tax years are currently under audit by the Canada Revenue Agency. The Company currently does not expect that the results of these examinations will have a material effect on its financial condition or results of operations. Certain past years are still subject to examination by taxing authorities and the use of NOL carry-forwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.

No US federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiaries at December 31, 2007. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for US federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

In accordance with the requirements of SOP 90-7, the Company adopted the provisions of FIN 48 on July 1, 2006. The Company has gross unrecognized tax benefits of $19.7 and $14.6 at December 31, 2007 and 2006, respectively. The change during the year ended December 31, 2007 was primarily due to currency fluctuations and $3.0 of additional unrecognized tax benefits that were offset by net operating losses. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. During the year ended December 31, 2007 and 2006, the Company recognized approximately $5.1, of which $1.6 was taken as an adjustment to additional capital, and $.5, respectively, in interest and penalties. In 2007, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $3.8 currency translation adjustment that was recorded in Accumulated other comprehensive income, of which $2.7 related to gross unrecognized tax benefits and $1.1 related to accrued interest and penalties. Additionally, the Company had approximately $10.7 and $4.5 accrued at December 31, 2007 and 2006, respectively, for interest and penalties which were included in Long-term liabilities in the balance sheet. Due to the potential for resolution of a Federal audit of the 2004 tax year, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by $2.5. This will not have a material impact on the Company’s earnings.

A summary of activities with respect to the gross unrecognized tax benefits for the year ended December 31, 2007 is as follows:

Gross unrecognized tax benefits at December 31, 2006	$14.6
Gross increases for tax positions of prior years	2.5
Gross increases for tax positions of current years	.2
Settlements	(.3)
Foreign currency translation	2.7

Gross unrecognized tax benefits at December 31, 2007(1)	$19.7

(1)	Of the $19.7, $15.8 is recorded as a FIN 48 liability on the balance sheet in Long term liabilities and $3.9 is offset by net operating losses and indirect tax benefits. If and when the $19.7 ultimately is recognized, $15.8 will go through the Company’s income tax provision and thus affect the effective tax rate in future periods.

In connection with the sale of the Company’s interests in and related to Queensland Alumina Limited (“QAL”), the Company made payments totaling approximately $8.5 for AMT in the United States (approximately $8.0 of federal AMT and approximately $.5 of state AMT). Such payments were made in the fourth quarter of 2005. Upon completion of the Company’s 2005 federal income tax return, the Company determined that approximately $1.0 of AMT was overpaid and was refundable. The Company applied for the refund in the 2005 federal income tax return filed in September 2006 and received the refund in October 2006. The Company believed that the remainder of the United States AMT amounts paid in respect of the sale of its QAL interests should, in accordance with the Intercompany Settlement Agreement entered into in connection with the Company’s chapter 11 bankruptcy, be

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursed to the Company from the funds held by the liquidating trustee for the plan of liquidation of two former subsidiaries of the Company (Kaiser Alumina Australia Corporation and Kaiser Finance Corporation). A claim for reimbursement of $7.2 was made in January 2007. In May 2007, the liquidating trust approved the claim and the Company received the $7.2 reimbursement, which amount was recorded as a benefit in Other operating benefits (charges), net in the second quarter of 2007 (see Note 14).

Income tax matters of the Predecessor are discussed in Note 22.

10.	Employee Benefits

Pension and Similar Plans.  Pensions and similar plans include:

•	Monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steelworkers and International Association of Machinists and certain other unions at six of our production facilities. This obligation came into existence in December 2006 for four of our production facilities upon the termination of four defined benefit plans. The arrangement for the other two locations came into existence during the first quarter of 2005. The Company currently estimates that contributions will range from $1 to $3 per year.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at these production facilities ranging from $800 to $2,400 per employee per year, depending on the employee’s age and/or service. This arrangement came into existence in December 2004 for two production facilities upon the termination of one defined benefit plan. The arrangement for the other three locations came into existence during December 2006. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	A defined benefit plan for our salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service.

•	A defined contribution savings plan for salaried and non-bargaining unit hourly employees (which we refer to herein as the “Salaried DC Plan”) providing for a match of certain contributions made by employees plus a contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	A non-qualified defined contribution plan for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations by the Code.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At emergence, the Union VEBA had rights to receive 11,439,900 common shares upon the Company’s emergence from chapter 11 bankruptcy. However, prior to the Company’s emergence, the Union VEBA sold its rights to approximately 2,630,000 shares and received net proceeds of approximately $81.

During the first quarter of 2007, 6,281,180 common shares were sold to the public by existing stockholders pursuant to a registered offering. The Company did not sell any shares in, and did not receive any proceeds from, the offering. The Union VEBA was one of the selling stockholders. Of the 3,337,235 shares sold by the Union VEBA in the offering, 819,280 common shares were unable to be sold without the Company’s approval under an agreement restricting the Union VEBA’s ability to sell or otherwise transfer its common shares. However, during the first quarter of 2007, the Union VEBA received approval from the Company to include such shares in the offering.

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

During the fourth quarter of 2007, the Union VEBA sold an additional 627,200 shares upon the Board of Directors’ approval. The 627,200 shares sold resulted in (i) an increase of $45.1 in VEBA assets at an approximate $72.03 weighted average per share price realized by the Union VEBA, (ii) a reduction of $15.1 in common stock owned by Union VEBA (at the $24.02 per share reorganization value), and (iii) the difference between the two amounts (approximately $25.2, net of income taxes of $4.9) was credited to Additional capital. After the sale, the Union VEBA now owns approximately 23.5% of the outstanding common stock as of December 31, 2007.

As of the date of filing of this Report, the Company’s only obligation to the VEBAs is an annual variable cash contribution. The amount to be contributed to the VEBAs is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also be limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable upon the earlier of (a) 120 days following the end of fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements). During the course of the reorganization process, $49.7 of contributions were made to the VEBAs, of which $12.7 was available to reduce post emergence payments that may become due pursuant to the annual variable cash requirement. Of this amount, $1.9 was utilized in 2006 and the remaining $10.8 was utilized in 2007. At December 31, 2007, the Company owed the VEBAs $8.8 million under this arrangement which has been recorded in Other accrued liabilities in the Company’s consolidated balance sheets and a corresponding increase in net assets in respect of the VEBAs.

For accounting purposes, after discussions with the staff of the SEC, the Company has concluded that the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations should be treated as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. As such, while the Company’s only obligation to the VEBAs is to pay the annual variable contribution amount and has no control over the plan assets, the Company must account for net periodic postretirement benefit costs in accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits other than Pensions (“SFAS No. 106”) and record any difference between the assets of each VEBA and its accumulated postretirement benefit obligation (“APBO”) in the Company’s financial statements. Such information

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

must be obtained from the Salaried VEBA and Union VEBA on a periodic basis. In general, as more fully described below, given the significance of the assets currently available and expected to be available to the VEBAs in the future and the current level of benefits, the cap does not impact the computation of the APBO. However, should the benefit formulas being used by the VEBAs increase and/or if the assets were to substantially decrease, it is possible that existing assets may be insufficient alone to fund such benefits and that the benefits to be paid in future periods could be reduced to the amount of annual variable contributions reasonably expected to be paid by the Company in those years. Any such limitations would also have to consider any remaining amount of excess pre-emergence VEBA contributions made.

Key assumptions made in computing the net obligation of each VEBA and in total at the December 31, 2007 and 2006 include:

With respect to VEBA assets:

•	The 4,845,465 shares of the Company’s common stock held by the Union VEBA that were not transferable have been excluded from assets used to compute the net asset or liability of the Union VEBA, and will continue to be excluded until the restrictions lapse. Such shares are being accounted for similar to “treasury stock” in the interim (see Note 1).

•	At December 31, 2007, neither VEBA held any unrestricted shares of the Company’s common stock. At December 31, 2006, the fair value of the unrestricted shares of common stock held by each VEBA was $55.98 per share.

•	Based on the information received from the VEBAs at December 31, 2007 and 2006, both the Salaried and Union VEBA assets were invested in various managed proprietary funds.

•	The Company assumed that the Salaried VEBA would achieve a long term rate of return of approximately 5.50% and 5.50% on its assets as of December 31, 2007 and 2006, respectively. The Company assumed that the Union VEBA would achieve a long term rate of return of approximately 5.50% and 5.50% on its assets as of December 31, 2007 and 2006, respectively. The long-term rate of return assumption is based on the Company’s expectation of the investment strategies to be utilized by the VEBAs’ trustees.

•	The annual variable payment obligation is being treated as a funding/contribution policy and not counted as a VEBA asset at December 31, 2007 for actuarial purposes. However, the amount owed under the funding obligation in relation to the results for the year ended December 31, 2007 has been accrued and is included within Other accrued liabilities and Net assets in respect of VEBAs.

With respect to VEBA obligations:

•	The APBO for each VEBA has been computed based on the level of benefits being provided by each VEBA at December 31, 2007 and 2006.

•	The present value of APBO for each VEBA was computed using a discount rate of return of 6.00% and 5.75% at December 31, 2007 and 2006, respectively.

•	Since the Salaried VEBA was paying a fixed annual amount to its constituents at both December 31, 2007 and 2006, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

•	For the Union VEBA, which is currently paying certain prescription drug benefits, an initial cost trend rate of 12% has been assumed and the trend rate is assumed to decline to 5% by 2013 at both December 31, 2007 and 2006. The trend rate used by the Company was based on information provided by the Union VEBA and industry data from the Company’s actuaries.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following recaps the net assets of each VEBA as of December 31, 2007 and 2006 (such information is also included in the tables required under United States GAAP below which roll forward the assets and obligations):

	December 31, 2007			December 31, 2006
	Union VEBA	Salaried VEBA	Total	Union VEBA	Salaried VEBA	Total

APBO	$(232.0)	$(62.7)	$(294.7)	$(226.6)	$(51.5)	$(278.1)
Plan assets	353.6	76.0	429.6	241.4	77.4	318.8

Net asset	$121.6	$13.3	$134.9	$14.8	$25.9	$40.7

The Company’s results of operations included the following impacts associated with the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. The VEBA-related amounts included in the results of operations are shown in the tables below.

Financial Data.

Assumptions — The following recaps the key assumptions used and the amounts reflected in the Company’s financial statements with respect to the Successor’s and Predecessor’s pension plans and other postretirement benefit plans. In accordance with generally accepted accounting principles, impacts of the changes in the Company’s pension and other postretirement benefit plans discussed above have been reflected in such information.

The Company uses a December 31 measurement date for all of its plans.

Weighted-average assumptions used to determine benefit obligations as of December 31 and net periodic benefit cost (income) for the years ended December 31 are:

	Pension Benefits(1)			Medical/Life Benefits(2)
	2007	2006	2005	2007	2006	2005

Benefit obligations assumptions:
Discount rate	5.60%	5.20%	5.50%	6.00%	5.75%	—
Rate of compensation increase	3.75%	3.00%	3.00%	—	—	—
Net periodic benefit cost assumptions:
Discount rate	5.20%	5.20%	5.75%	5.75%	6.25%	—
Expected return on plan assets	6.00%	6.00%	8.50%	5.50%	5.50%	—
Rate of compensation increase	3.00%	3.00%	3.00%	—	—	—

(1)	Pension Benefits for 2007 and 2006 primarily represent the defined benefit plan of the Canadian facility. Pension Benefits for 2005 primarily represent the Predecessor’s defined benefit plans that were terminated in December 2006 as more fully discussed above.

(2)	Medical /Life Benefits percentages for 2007 and 2006 relate to the VEBAs.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations and Funded Status — The following table presents the benefit obligations and funded status of the Company’s pension and other postretirement benefit plans as of December 31, 2007 and 2006, and the corresponding amounts that are included in the Company’s Consolidated Balance Sheets.

	Pension Benefits		Medical/Life Benefits
	2007	2006	2007	2006

Change in Benefit Obligation:
Obligation at beginning of year	$4.0	$32.1	$278.1	$1,017.0
Foreign currency translation adjustment	.8	—	—	—
Service cost	.2	1.1	1.4	.6
Interest cost	.2	1.6	15.5	7.9
Plan amendments relating to Salaried VEBA	—	—	9.2	—
Curtailments, settlements and amendments — Predecessor plans	—	(28.2)	—	(1,005.6)
Actuarial (gain) loss	—	(1.9)	7.2	14.9
Benefits paid — Predecessor plans	—	(.7)	—	(11.4)
Benefits paid — Successor plans	(.3)	—	—	—
Creation of VEBA	—	—	—	262.0
Reimbursement from Retiree Drug Subsidy(1)	—	—	3.3	—
Benefits paid by VEBA	—	—	(20.0)	(7.3)

Obligation at end of year	4.9	4.0	294.7	278.1

Change in Plan Assets:
FMV of plan assets at beginning of year	3.6	21.5	318.8	—
Foreign currency translation adjustment	.7	—	—	—
Actual return on assets	.1	1.0	25.8	30.9
Employer contributions(2)	.3	1.8	101.7	306.6
Reimbursement from Retiree Drug Subsidy(1)	—	—	3.3	—
Assets for which contributions transferred to the PBGC	—	(20.0)	—	—
Benefits paid(3)	(.3)	(.7)	(20.0)	(18.7)

FMV of plan assets at end of year	4.4	3.6	429.6	318.8

Accrued (prepaid) benefit liability(4)	$.5	$.4	$(134.9)	$(40.7)

(1)	In January 2005, the Department of Health and Human Services’ Centers for Medicare and Medicaid Services (CMS) released final regulations governing the Medicare prescription drug benefit and other key elements of the Medicare Modernization Act that went into effect January 1, 2006. The Union VEBA is eligible for the Retiree Drug Subsidy because the plan meets the definition of actuarial equivalence and therefore qualifies for federal subsidies equal to 28% of allowable drug costs. As a result, the Company has measured its obligations and costs to take into account this subsidy.

(2)	Employer contributions to Medical/Life benefit plans in 2007 consist of $92.8 related to the release of transfer restrictions and subsequent sale of 1,446,480 shares of the Company’s common stock held by the Union VEBA plus $8.8 owed to the VEBAs, but unpaid, at December 31, 2007 in respect to the annual variable cash contribution which will be paid in the first quarter of 2008. Employer contributions to Medical/Life benefit plans in 2006 consist of $11.4 paid by the VEBAs before emergence and $295.2 of value associated with assets received by the VEBA at the Effective Date.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Benefits paid by Medical/Life benefit plans in 2006 consist of $11.4 paid by the VEBAs prior to emergence and $7.3 paid by the VEBAs after the Effective Date.

(4)	Accrued benefit liability for the defined benefit pension plan(s) at December 31, 2007 and 2006 were included in Long-term liabilities on the Consolidated Balance Sheet.

The accumulated benefit obligation for all defined benefit pension plans (other than the Terminated Plans) was $4.1 and $3.6 at December 31, 2007 and 2006, respectively.

The amount of loss which is recognized in the balance sheet (in Accumulated other comprehensive income) associated with the Company’s defined benefit pension plan and the VEBAs that have not been recognized in earnings as of December 31, 2007 were $.4 and $1.9, respectively. The portion of the pension plan and VEBA amounts not recognized in earnings at December 31, 2007 that is expected to be recognized in earnings in 2008 is $1.2.

Components of Net Periodic Benefit Cost (Income) — The following table presents the components of net periodic benefit cost (income) for the years ended December 31, 2007, 2006 and 2005:

	Pension Benefits			Medical/Life Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$.2	$1.1	$1.2	$1.4	$.6	$—
Interest cost	.2	1.6	1.6	15.5	7.9	—
Expected return on plan assets	(.2)	(1.7)	(1.5)	(19.5)	(7.9)	—
Amortization of prior service cost	—	—	.1	—	—	—
Amortization of net loss	—	.3	.4	—	—	—

Net periodic benefit costs	.2	1.3	1.8	(2.6)	.6	—
Defined contribution plans	9.9	8.1	7.2	—	—	—

	$10.1	$9.4	$9.0	$(2.6)	$.6	$—

The above table excludes pension plan curtailment and settlement costs of $.2 and $6.3 in 2007 and 2006, respectively, and pension plan curtailment and settlement credits of $.7 in 2005.

The periodic pension costs associated with the Terminated Plans were zero, $1.1 and $1.6 for the years ended December 31, 2007, 2006 and 2005.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost (Income) and Cash Flow and Charges — The following tables present the components of net periodic pension benefits cost for the years ended December 31, 2007, 2006 and 2005:

			Predecessor
		Year Ended December 31, 2006
		July 1, 2006
	Year Ended	through	January 1, 2006	Year Ended
	December 31,	December 31,	to	December 31,
	2007	2006	July 1, 2006	2005

VEBA:
Service cost	$1.4	$.6	$—	$—
Interest cost	15.5	7.9	—	—
Expected return on plan assets	(19.5)	(7.9)	—	—

	(2.6)	.6	—	—
Defined benefit pension plans (including service costs of $.2, $.5, $.6 and $1.2)	.2	.5	.8	1.8
Defined contributions plans	9.9	4.0	4.1	7.2
Retroactive impact of defined contribution plans adoption included in Other operating charges, net	—	.4	—	6.8

	$7.5	$5.5	$4.9	$15.8

The following tables present the allocation of these charges (income):

			Predecessor
		Year Ended December 31, 2006
		July 1, 2006
	Year Ended	through	January 1, 2006	Year Ended
	December 31,	December 31,	to	December 31,
	2007	2006	July 1, 2006	2005

Fabricated Products segment	$9.3	$4.9	$4.5	$8.7
Corporate segment	(1.8)	.2	.4	.3
Other operating charges, net (Note 14)	—	.4	—	6.8

	$7.5	$5.5	$4.9	$15.8

For all periods presented, the net periodic benefits relating to the VEBAs are included as a component of Selling, administrative, research and development and general expense within the Corporate segment and substantially all of the Fabricated Products segment’s related charges are in Cost of products sold with the balance being in Selling, administrative, research and development and general expense.

An amount of $.8 was accrued at December 31, 2006 in Accrued salaries, wages, and related expenses relating to the retroactive implementation of the remaining defined benefit plans. Of the $.8, $.4 was recorded in Cost of products sold and $.4 was recorded in Other operating charges, net (Note 14). The amount recorded in Other operating charges, net represents a one time payment. This amount was paid in 2007. The amount related to the retroactive implementation of the Salaried DC Plan was paid in July 2005. In September 2005, the Company and the USW amended a prior agreement to provide, among other things, for the Company to contribute per employee amounts to the Steelworkers’ Pension Trust totaling approximately $.9. The amended agreement was approved by the Bankruptcy Court and such amount was recorded in the fourth quarter of 2005.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Successor also paid benefits applicable to the Predecessor (see Cash and other Compensation in Note 11).

Employee benefit and incentive plans of the Predecessor are discussed in Note 23.

11.	Employee Incentive Plans

Equity Based Compensation.

General — Upon the Company’s emergence from chapter 11 bankruptcy, the 2006 Equity and Performance Incentive Plan (the “Equity Incentive Plan”) became effective. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016. No grants will be made after that date, but all grants made on or prior to that date will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination.

Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan.

Compensation charges related to the Equity Incentive Plan for the year ended December 31, 2007 were $9.1, of which $8.9 related to vested and non-vested common shares and restricted stock units and $.2 related to stock options. Compensation charges related to the Equity Incentive Plan for the period from July 1, 2006 to December 31, 2006 were $4.0 all of which related to vested and non-vested common shares. The total charges for all periods were included in Selling, administrative, research and development and general expense.

At December 31, 2007, 1,604,197 common shares were available for additional awards under the Equity Incentive Plan.

Non-vested Common Shares and Restricted Stock Units — In June 2007, the Company granted 7,281 non-vested common shares to its non-employee directors. The shares are subject to a one year vesting requirement that lapses on June 6, 2008. The fair value of the shares granted of $.5 is being amortized to expense over a one year period on a ratable basis. An additional 3,877 common shares were issued to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fee. The fair value of the shares of $.3, based on the fair value of the shares at date of issuance, was recognized in earnings in the year ended December 31, 2007 as a period expense.

In April 2007, the Company issued 54,381 non-vested common shares and granted 1,260 restricted stock units to executive officers and other key employees. The shares and the restricted stock units are subject to a three year vesting requirement that lapses on April 3, 2010. The fair value of the shares issued, after assuming a 5% forfeiture rate, is being amortized to expense over a three year period on a ratable basis. The restricted stock units have rights similar to the rights of non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. The restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. The fair value of the restricted stock units issued, after assuming a 5% forfeiture rate is being amortized to expense over the vesting period on a ratable basis.

Upon emergence from chapter 11 reorganization, the Company issued 521,387 shares of non-vested common shares and 3,699 restricted stock units to directors, executive officers and other key employees. The weighted average grant date fair value for non-vested common shares and restricted stock units were $42.31 and $62.0, respectively. No non-vested common shares or restricted stock units vested during 2006. The non-vested common

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares and restricted stock units issued to executive officers and other key employees are subject to a three year vesting requirement that lapses on various dates in 2009. The non-vested common shares issued to directors were subject to a one year vesting requirement that lapsed on August 1, 2007. An additional 4,273 common shares were issued in 2006 to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fee. The fair value of the shares of $.2, based on the fair value of the shares at date of issuance, was recognized in earnings in the year ended December 31, 2006 as a period expense.

The fair value of the non-vested common shares and restricted stock units is determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the year ended December 31, 2007 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighed-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Units	Fair Value

Non-vested shares and restricted stock units at January 1, 2007	521,387	$42.31	3,699	$62.00
Granted	61,662	79.31	1,260	80.01
Vested	(30,708)	43.09	(1,232)	62.00
Forfeited	(3,270)	53.76	—	—

Non-vested shares and restricted stock units at December 31, 2007	549,071	$46.36	3,727	$68.09

Under the Equity Incentive Plan, the Company allows participants to elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising on the vesting of non-vested shares and restricted stock units and stock options. When the Company withholds the shares, it is required to remit to the appropriate taxing authorities the fair value of the shares withheld. During the year ended December 31, 2007, 8,346 shares (which are included in vested shares in the above tables) were withheld upon the vesting of common shares. During the fourth quarter of 2007, the Board of Directors approved the cancellation of such shares and all future shares withheld as a result of vesting of non-vested shares and restricted stock units and the exercising of stock options. The fair value of the common shares withheld of $.7 has been recorded as a reduction to Additional capital in the year ended December 31, 2007.

As of December 31, 2007, there was $13.5 of unrecognized compensation cost related to non-vested common shares and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options — On April 3, 2007, the Company granted options to purchase 25,137 of its common shares to executive officers and other key employees with a contractual life of ten years.

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

Prior to April 3, 2007, the Company had no outstanding options to purchase common shares. A summary of the Company’s stock option activity for the year ended December 31, 2007 is as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (In years)	Value
(In millions)

Outstanding at January 1, 2007	—	$—
Grants	25,137	80.01
Forfeited	—	—
Exercise	—	—

Outstanding at December 31, 2007	25,137	$80.01	9.25	$—

Expected to vest at December 31, 2007 (assuming a 5% forfeiture rate)	23,880	$80.01	9.25	$—

Exercisable at December 31, 2007	—	$—	—	$—

The weighted average fair value of the options granted during the year ended December 31, 2007 was $39.90. At December 31, 2007, there was $.7 of unrecognized compensation costs related to stock options. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Cash and other Compensation.

•	A short term incentive compensation plan for management, payable in cash, which is based primarily on earnings, adjusted for certain safety and performance factors. Most of the Company’s locations also have similar programs for both hourly and salaried employees. During 2007, 2006 and 2005, the Company recorded charges of $12.0, $7.9 and $5.7, respectively, related to these plans. Of the total charges in 2007, 2006 and 2005, $3.1, $2.9 and $3.3, respectively, were included in Cost of products sold and $8.9, $5.0 and $2.4, respectively, were included in Selling, administrative, research and development and general.

•	Certain employment agreements between the Company and certain members of management remain effective. Additionally, other members of management continue to retain certain pre-emergence contractual arrangements. In particular, the terms of the change in control agreements survive after the Effective Date for a period ending two years following a change in control, unless superseded by another agreement (see Note 23). The terms of the severance agreements with certain members of management terminated in 2007.

12.	Commitments and Contingencies

Commitments.  The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 13), letters of credit and guarantees. The Company and its subsidiaries also have agreements to supply alumina to and to purchase aluminum from Anglesey (see Note 4). As of December 31, 2007, orders were placed for certain equipment and/or services intended to augment the heat treat and aerospace capabilities at the Company’s Trentwood facility in Spokane,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Washington. The Company expects the total costs for such equipment and services to be approximately $139. Approximately $112.7 of such costs were incurred from inception of the Trentwood project through the end of 2007. The balance is expected to be incurred during 2008. As of December 31, 2007, orders were also placed for certain equipment and/or services relating to the $91 rod, bar and tube value stream investment. Approximately $7.3 was incurred from inception of the investment through the end of 2007. The balance is expected to be incurred during 2008 and 2009.

Minimum rental commitments under operating leases at December 31, 2007, are as follows: years ending December 31, 2008 — $3.8; 2009 — $3.5; 2010 — $2.0; 2011 — $.9 and 2012 and thereafter — $.5. Rental expenses, after excluding rental expenses of discontinued operations, were $5.0, $4.0 and $3.6 for the years ended December 31, 2007, 2006 and 2005, respectively.

Environmental Contingencies.  The Company and its subsidiaries are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.

A substantial portion of the Company’s pre-emergence obligations, primarily in respect of non-owned locations, was resolved by the chapter 11 proceedings (see Note 24). The remaining environmental accruals are primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the period from July 1, 2006 through December 31, 2007 (see Note 24 for a table that presents the changes in the environmental accruals for the period from January 1, 2006 to July 1, 2006 and the year ended December 31, 2005).

		July 1, 2006
	Year Ended	through
	December 31,	December 31,
	2007	2006

Beginning balance	$8.4	$10.4
Additional accruals	1.1	.7
Less expenditures	(1.8)	(2.7)

Ending balance	$7.7	$8.4

These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken and are calculated on an undiscounted basis. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $1.7 in 2008, $1.8 in 2009, $.7 in 2010 , $.8 in 2011 and $2.7 in 2012 and thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $15.5. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

Other Environmental Matters.  The Company has been working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington relating to the historical use of oils containing PCBs at our Trentwood facility in Spokane, Washington before 1978. During April 2004, the Company was served with a subpoena for documents and notified by Federal authorities that they were investigating certain environmental compliance issues with respect to the Company’s Trentwood facility in Spokane, Washington. The Company undertook its own internal investigation of the matter through specially retained counsel to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ensure that it had all relevant facts regarding Trentwood’s compliance with applicable environmental laws. In early 2007, the Company received a letter from the regulatory authorities confirming that their investigation had been closed.

Resolution of Contingencies with respect to the PBGC.  As more fully described in Note 24, in response to the January 2004 motion to terminate or substantially modify substantially all of the Company’s defined benefit pension plans, the Bankruptcy Court ruled that the Company had met the factual requirements for distress termination as to all of the plans at issue. The PBGC appealed the Bankruptcy Court’s ruling. However, as more fully discussed in Note 24, while the PBGC’s appeal was pending, the Company and the PBGC reached a settlement under which the PBGC agreed to assume the Terminated Plans (as defined below). The Bankruptcy Court approved this settlement in January 2005. The Company believed that all issues in respect of such matters were resolved. However, despite the settlement with the PBGC, the intermediate appellate court proceeded to consider the PBGC’s earlier appeal and issued a ruling dated March 31, 2005 affirming the Bankruptcy Court’s rulings regarding distress termination of all such plans. In July 2005, the Company and the PBGC reached an agreement, which was approved by the Bankruptcy Court in September 2005, under which the PBGC agreement previously approved by the Bankruptcy Court was amended to permit the PBGC to further appeal the intermediate appellate court ruling. Under the terms of the amended PBGC agreement, if the PBGC were to prevail in the further appeal, all aspects of the previously approved PBGC agreement would remain the same. On the other hand, under the amended agreement, if the intermediate appellate court ruling was upheld on further appeal, the PBGC would be required to: (a) approve the distress termination of the remaining defined benefit pension plans; and (b) reduce the amount of the administrative claim to $11.0 (from $14.0). Under the amended agreement, both the Company and the PBGC agreed to take up no further appeals. Pending the final resolution of this matter, the Company’s settlement with the PBGC remained in full force and effect. Upon consummation of the two separate plans of liquidation (collectively, the “Liquidating Plans”) in December 2005, the $11.0 minimum was paid to the PBGC.

In July 2006, the United States Third Circuit Court of Appeals affirmed the intermediate appellate court’s ruling upholding the Bankruptcy Court’s finding that the factual requirements for distress termination of all defined benefit plans had been met. Accordingly, four of the five remaining plans were terminated by the PBGC on December 29, 2006. These four pension plans, together with the pension plans terminated by the PBGC in 2004 and 2003 (see Note 23) are herein after collectively referred to as the “Terminated Plans”. The Terminated Plans were replaced with defined contribution plans as described in Note 10. As a result of the July 2006 ruling, the $3.0 of previously recorded administrative claim included in the Company’s opening balance sheet was credited to Other operating charges, net (see Note 14). The termination of the Terminated Plans in 2006 resulted in a non-cash benefit of approximately $4.2 (reflected in Other operating (benefits) charges, net — see Note 14).

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

Commitment and contingencies of the Predecessor are discussed in Note 24.

13.	Derivative Financial Instruments and Related Hedging Programs

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

The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the year ended December 31, 2007, the period from January 1, 2006 to July 1, 2006, the period from July 1, 2006 through December 31, 2006 and the year ended December 31, 2005 that contained fixed price terms were (in millions of pounds) 239.1, 103.9, 96.0 and 155.0, respectively.

During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk were at least as much as the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against fabricated products firm metal-price risks. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments and to the extent that firm price contracts from our Fabricated Products business unit exceed the Anglesey related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At December 31, 2007, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the 2008 through 2012 totaling approximately (in millions of pounds): 2008 — 161.4, 2009 — 88.5, 2010 — 86.5, 2011 — 77.5 and 2012 — 8.1.

The following table summarizes the Company’s material derivative positions at December 31, 2007:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value

Aluminum —
Option purchase contracts	1/11 through 12/11	48.9	$12.7
Fixed priced purchase contracts	1/08 through 12/12	169.3	$9.6
Fixed priced sales contracts	1/08 through 12/09	68.6	$(1.0)

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm)	Value

Pounds Sterling —
Fixed priced purchase contracts	11/08 through 12/08	£4.2	$(.2)
Euro Dollars —
Fixed priced purchase contracts	1/08 through 7/09	€9.3	$.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notional
		Amount of	Carrying/
		Contracts	Market
Energy	Period	(mmbtu)	Value

Natural gas —
Fixed priced purchase contracts(a)	1/08 through 9/08	1,120,000	$(.6)

(a)	As of December 31, 2007, the Company’s exposure to increases in natural gas prices had been substantially limited for approximately 87% of natural gas purchases for January 2008 through March 2008, approximately 13% of natural gas purchases for April 2008 through June 2008 and approximately 1% of natural gas purchases for July 2008 through September 2008.

As more fully discussed in Note 1, the Company reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). Included in Net income (Cost of products sold) for the year ended December 31, 2007 were realized gains (losses) and unrealized gains (losses) of $(3.6) and $9.7, respectively. Included in Net income (Cost of product sold) for the period from January 1, 2006 to July 1, 2006 and for the period from July 1, 2006 through December 31, 2006 were realized gains (losses) of $1.6 and $(4.6), respectively, and unrealized gains of $6.1 and $9.0, respectively. Included in Net income (Cost of products sold) for the year ended December 31, 2005 were realized gains of $1.0 and unrealized losses of $4.1.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Other Operating (Benefits) Charges, Net

The (income) loss impact associated with other operating (benefits) charges, net, was as follows:

			Predecessor
		Year Ended December 31, 2006
		July 1,	January 1,
		2006	2006
	Year Ended	through	to	Year Ended
	December 31,	December 31,	July 1,	December 31,
	2007	2006	2006	2005

Reimbursement of amounts paid in connection with sale of Company’s interests in and related to QAL-Corporate:
AMT (Note 9)	$(7.2)	$—	$—	$—
Professional fees	(1.1)	—	—	—
Pension benefit related to terminated pension plans — Corporate (Notes 10 and 23)	—	(4.2)	—	—
Resolution of a “pre-emergence” contingency — Corporate (Note 12)	—	(3.0)	—	—
Pension Benefit Guaranty Corporation (“PBGC”) settlement — Corporate(1)	(1.3)	—	—	—
Non-cash benefit resulting from settlement of a $5 claim by the purchaser of the Gramercy, Louisiana alumina refinery and Kaiser Jamaica Bauxite Company for payment of $.1 — Corporate	(4.9)	—	—	—
Resolution of contingencies relating to sale of property prior to emergence — Corporate(2)	(1.6)	—	—	—
Post emergence Chapter 11 — related items — Corporate(3)	2.6	4.5	—	—
Charges associated with retroactive portion of contributions to defined contribution plans upon termination of defined benefit plans(4) (Note 10) — Fabricated Products	—	.4	—	6.3
Corporate	—	—	—	.5
Other	(.1)	.1	.9	1.2

	$(13.6)	$(2.2)	$.9	$8.0

(1)	The PBGC proceeds consist of a payment related to a settlement agreement entered into with the PBGC in connection with the Company’s chapter 11 reorganization (Note 12).

(2)	During 2007, certain contingencies related to the sale of the Predecessor’s interest in a smelter in Tacoma, Washington were resolved with the buyer. As a result, approximately $1.6 of the sale proceeds which had been placed into escrow at the time of sale were released to the Company. At the Effective Date, no value had been ascribed to the funds in escrow as they were deemed to be contingent assets at that time.

(3)	Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to the Company’s reorganization and chapter 11 bankruptcy proceedings.

(4)	Amount in 2006 represents a one time contribution related to the retroactive implementation of the hourly defined benefit plans. (Note 10)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2007, the period from July 1, 2006 through December 31, 2006, the period from January 1, 2006 to July 1, 2006 and the year ended December 31, 2005 were calculated as follows:

			Predecessor
		Year Ended December 31, 2006
	Year Ended	July 1, 2006	January 1, 2006	Year Ended
	December 31,	through	through	December 31,
	2007	December 31, 2006	July 1, 2006	2005

Numerator:
Net Income (Loss) from continuing operations	$101.0	$26.2	$3,136.9	$(1,112.7)
Income from discontinued operations	—	—	4.3	363.7
Cumulative effect of accounting adjustment	—	—	—	(4.7)

Net income (Loss)	$101.0	$26.2	$3,141.2	$(753.7)

Denominator:
Weighted average common shares outstanding	20,014	20,003	79,672	79,675
Effect of dilutive securities:
Non-vested common shares and restricted stock units	294	86	—	—

Weighted average common shares outstanding, assuming full dilution	20,308	20,089	79,672	79,675

Earnings per share — Basic:
Net Income (Loss) from continuing operations	$5.05	$1.31	$39.37	$(13.97)
Income from discontinued operations	—	—	.05	4.57
Cumulative effect of accounting adjustment	—	—	—	(.06)

Net income (Loss)	$5.05	$1.31	$39.42	$(9.46)

Earnings per share — Diluted:
Net Income (Loss) from continuing operations	$4.97	$1.30	$39.37	$(13.97)
Income from discontinued operations	—	—	.05	4.57
Cumulative effect of accounting adjustment	—	—	—	(.06)

Net income (Loss)	$4.97	$1.30	$39.42	$(9.46)

Options to purchase 25,137 common shares at an average exercise price of $80.01 were outstanding at December 31, 2007. 552,798 and 525,086 non-vested common shares and restricted stock units were outstanding at December 31, 2007 and 2006, respectively. Diluted income per share reflects the potential dilutive effect of options to purchase common shares and non-vested common shares and restricted stock units using the treasury stock method. Options to purchase 25,137 common shares for the year ended December 31, 2007 were excluded from the weighted average diluted shares computation because their inclusion would have been anti-dilutive. Additionally, for the year ended December 31, 2007 and the period from July 1, 2006 to December 31, 2006, 257,996, and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

439,732 non-vested common shares and restricted stock units were excluded from the average share computation, respectively, because their inclusion would be anti-dilutive.

In June 2007, the Board of Directors initiated the payment of a regular quarterly cash dividend of $.18 per common share. In 2007 the Company paid a total of approximately $7.4, or $.36 per common share, in cash dividends under this program. Additionally, on December 11, 2007, the Company declared a third dividend of $3.7, or $.18 per common share, to stockholders of record at the close of business on January 25, 2008, which was paid on February 15, 2008, bringing the total dividends declared for 2007 to approximately $11.1 or $0.54 per common share.

16.	Segment and Geographical Area Information

The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey, which owns an aluminum smelter in Holyhead, Wales.

The Company’s continuing operations are organized and managed by product type and include two operating segments of the aluminum industry and the corporate segment. The aluminum industry segments include: Fabricated Products and Primary Aluminum. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for automotive, aerospace and general engineering end-use applications. The Primary Aluminum segment produces commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of the Company’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 1. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges, net.

Financial information by operating segment, excluding discontinued operations, at and for the year ended December 31, 2007, 2006 and 2005 is as follows:

			Predecessor
		Year Ended December 31, 2006
		July 1, 2006
	Year Ended	through	January 1, 2006	Year Ended
	December 31,	December 31,	to	December 31,
	2007	2006	July 1, 2006	2005
Net Sales:
Fabricated Products	$1,298.3	$567.2	$590.9	$939.0
Primary Aluminum	206.2	100.3	98.9	150.7

	$1,504.5	$667.5	$689.8	$1,089.7

Equity in income of unconsolidated affiliate:
Primary Aluminum	$33.4	$18.3	$11.0	$4.8

Segment Operating Income (Loss):
Fabricated Products(1)	$169.0	$60.8	$61.2	$87.2
Primary Aluminum	46.5	10.8	12.4	16.4
Corporate and Other	(47.1)	(25.5)	(20.3)	(35.8)
Other Operating Benefits (Charges), Net — Note 14	13.6	2.2	(.9)	(8.0)

	$182.0	$48.3	$52.4	$59.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Operating results for 2007 includes a LIFO inventory benefit of $14.0. Operating results for 2006 and 2005 include LIFO inventory charges of $25.0 and $9.3, respectively.

			Predecessor
		Year Ended December 31, 2006
		July 1, 2006
	Year Ended	through	January 1, 2006	Year Ended
	December 31,	December 31,	to	December 31,
	2007	2006	July 1, 2006	2005
Depreciation and amortization
Fabricated Products	$11.8	$5.2	$9.7	$19.6
Primary Aluminum	—	—	—	—
Corporate and Other	.1	.3	.1	.3

	$11.9	$5.5	$9.8	$19.9

Capital expenditures, net of accounts payable:
Fabricated Products	$61.7	$29.7	$27.2	$30.6
Corporate and Other	.1	.3	.9	.4

	$61.8	$30.0	$28.1	$31.0

	December 31,	December 31,
	2007	2006

Investments in and advances to unconsolidated affiliate:
Primary Aluminum	$41.3	$18.6

Segment assets:
Fabricated Products	$486.3	$434.4
Primary Aluminum	99.1	87.8
Corporate and Other(1)	579.8	133.2

	$1,165.2	$655.4

(1)	Corporate and Other includes all of the Company’s cash and cash equivalents, net assets in respect of VEBAs and net deferred income tax assets.

			Predecessor
		Year Ended December 31, 2006
		July 1, 2006
	Year Ended	through	January 1, 2006	Year Ended
	December 31,	December 31,	to	December 31,
	2007	2006	July 1, 2006	2005
Income taxes paid:(1)
Fabricated Products —
United States	$.8	$—	$.2	$—
Canada	2.6	.7	1.0	3.4

	$3.4	$.7	$1.2	$3.4

(1)	Income taxes paid excludes income tax paid by discontinued operations of $18.9 in 2005.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical information for net sales, based on country of origin, and long-lived assets follows:

			Predecessor
		Year Ended December 31,
		July 1, 2006
	Year Ended	through	January 1, 2006	Year Ended
	December 31,	December 31,	to	December 31,
	2007	2006	July 1, 2006	2005
Net sales to unaffiliated customers:
Fabricated Products —
United States	$1,197.0	$517.0	$532.8	$836.1
Canada	101.3	50.2	58.1	102.9

	1,298.3	567.2	590.9	939.0

Primary Aluminum —
United States	—	—	—	2.6
United Kingdom	206.2	100.3	98.9	148.1

	206.2	100.3	98.9	150.7

	$1,504.5	$667.5	$689.8	$1,089.7

	December 31,	December 31,
	2007	2006

Long-lived assets:(1)
Fabricated Products —
United States	$208.3	$155.6
Canada	10.3	10.6

	218.6	166.2
Primary Aluminum —
United Kingdom	41.3	18.6
Corporate and Other —
United States	4.1	4.1

	$264.0	$188.9

(1)	Long-lived assets include Property, plant, and equipment, net and Investments in and advances to unconsolidated affiliates.

The aggregate foreign currency transaction gains (losses) included in determining net income was immaterial for the years ended December 31, 2007, 2006 and 2005. Sales to the Company’s largest fabricated products customer accounted for sales of approximately 15%, 18% and 19% of total revenue in 2007, 2006 and 2005. The loss of the customer would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationship between the customer and the Company is good and the risk of loss of the customer is remote. Export sales were less than 10% of total revenue during the years ended December 31, 2007, 2006 and 2005.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental cash flow information

			Predecessor
		Year Ended December 31,
		July 1, 2006
	Year Ended	through	January 1, 2006	Year Ended
	December 31,	December 31,	to	December 31,
	2007	2006	July 1, 2006	2005
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $3.1, $1.6, $1.0 and $.6, respectively	$3.1	$.2	$—	$.7

Income taxes paid	$3.4	$.7	$1.2	$22.3
Less income taxes paid by discontinued operations	—	—	—	(18.9)

	$3.4	$.7	$1.2	$3.4

Supplemental disclosure of non-cash transactions:
Removal of transfer restrictions on common stock owned by Union VEBA (Note 10)	$92.8	$—	$—	$—

Dividend declared and unpaid	$3.7	$—	$—	$—

Recognition of deferred income tax assets and liabilities due to release of valuation allowance through equity	$343.0	$—	$—	$—

PREDECESSOR

18.	Summary of Significant Accounting Policies

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

19.	Reorganization Proceedings

Background.  The Company and 25 of its subsidiaries filed separate voluntary petitions in the Bankruptcy Court for reorganization under chapter 11 of the Code; the Company and 16 of its subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. The Company and its subsidiaries continued to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court. The Original Debtors and the Additional Debtors are collectively referred to herein as the “Debtors”. For purposes of this Report, the term “Filing Date” means with respect to any Debtor, the date such Debtor filed its chapter 11 proceeding.

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

Pursuant to the Plan, on the Effective Date, the pre-emergence ownership interests in the Company were cancelled without consideration and all material pre-petition claims against the Company and its remaining debtor subsidiaries, including claims in respect of debt, pension and postretirement medical obligations, and asbestos and other tort liabilities (totaling approximately $4.4 billion in the June 30, 2006 consolidated financial statements), were resolved as follows:

(a) Claims in Respect of Retiree Medical Obligations. Pursuant to settlements reached with representatives of hourly and salaried retirees:

•	an aggregate of 11,439,900 shares of the Company’s common stock were delivered to the Union VEBA and entities that prior to the Effective Date acquired from the Union VEBA rights to receive a portion of such shares (see Note 10);

•	an aggregate of 1,940,100 shares of common stock were delivered to the Salaried VEBA and entities that prior to the Effective Date acquired from the Salaried VEBA rights to receive a portion of such shares (see Note 10); and

•	the Company became obligated to make certain contingent annual cash payments of up to $20.0 annually to the VEBAs that fluctuate based on earnings, adjusted for certain cash flow items (see Note 10).

(b) Priority Claims and Secured Claims. All pre-petition priority claims, pre-petition priority tax claims and pre-petition secured claims were paid in full in cash.

(c) Unsecured Claims. With respect to pre-petition unsecured claims (other than the personal injury claims specified below):

•	all pre-petition unsecured claims of the PBGC against the Company’s Canadian debtor affiliates were satisfied by the delivery of 2,160,000 shares of common stock and $2.5 in cash; and

•	all pre-petition general unsecured claims against the Company and its remaining debtor subsidiaries, other than Canadian debtor subsidiaries, including claims of the PBGC and holders of public debt, were satisfied by the issuance of 4,460,000 shares of common stock to a third-party disbursing agent, with such shares to be delivered to the holders of such claims in accordance with the terms of the Plan (to the extent not constituting convenience claims satisfied with cash payments). Of such 4,460,000 shares of common stock, less than 200,000 shares continue to be held by the third-party disbursing agent as a reserve pending resolution of

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

(d) Personal Injury Claims. Certain trusts (the “PI Trusts”) were formed to receive distributions from the Company, assume responsibility from the Company for personal injury liabilities (including those resulting from alleged pre-petition exposures to asbestos, silica and coal tar pitch volatiles and noise-induced hearing loss), and to make payments in respect of such personal injury claims. The Company contributed to the PI Trusts:

•	the rights with respect to proceeds associated with personal injury-related insurance recoveries that were reflected on the Company’s financial statements at June 30, 2006 as a receivable having a value of $963.3 (see Note 24);

•	$13.0 in cash, less approximately $.3 advanced prior to the Effective Date, which was paid on the Effective Date;

•	the stock of a subsidiary whose primary assets was approximately 145 acres of real estate located in Louisiana and the rights as lessor under a lease agreement for such real property that produces modest rental income; and

•	75% of a pre-petition general unsecured claim against one of the Company’s subsidiaries in the amount of $1.1 billion entitling certain of the PI Trusts to a share of the 4,460,000 shares of common stock distributed to unsecured claimholders.

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

Liquidating Debtors.  As previously disclosed in prior periods, the Company generated net cash proceeds of approximately $686.8 from the sale of its interests in and related to QAL and Alumina Partners of Jamaica (“Alpart”). The Company’s interests in and related to QAL and Alpart were owned by four of its debtor subsidiaries (the “Liquidating Subsidiaries”) that were subsidiary guarantors of one of the Company’s subsidiaries’ senior and senior subordinated notes. Throughout 2005, the proceeds were held in separate escrow accounts pending distribution to the creditors of the Liquidating Subsidiaries.

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

When the Liquidating Plans became effective, substantially all amounts were to be paid to (or received by) the Company from/to the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Agreement, other than certain payments of alternative minimum tax paid by the Company. The Company received $7.2 that was ultimately determined to be due from two of the Liquidating Subsidiaries (Kaiser Alumina Australia Corporation and Kaiser Finance Corporation under the Liquidating Plan (hereafter referred to as the “KAAC/KFC Plan”) during the first half of 2007 in connection with the completion of its 2005 tax return (see Note 9). The Intercompany Agreement also resolved substantially all pre- and post-petition intercompany claims among the Debtors.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effectiveness of the Liquidating Plans and the dissolution of the Liquidating Subsidiaries did not resolve a dispute between the holders of senior notes and the holders of senior subordinated notes regarding their respective entitlement to certain of the proceeds from the sales by the Liquidating Subsidiaries of interests in QAL and Alpart (the “Senior Note-Sub Note Dispute”). On December 22, 2005, the Bankruptcy Court issued a decision in connection with the Senior Note-Sub Note Dispute, finding (in favor of the senior notes) that the senior subordinated notes were contractually subordinate to the senior notes in regard to certain subsidiary guarantors (particularly the Liquidating Subsidiaries) and that certain parties were not due certain reimbursements. The Bankruptcy Court’s ruling was appealed and in January 2008, the District Court affirmed the Bankruptcy Court’s ruling. The District Court’s ruling has been appealed. The Company cannot predict, however, the ultimate resolution of the Senior Note-Sub Note Dispute on appeal, when any such resolution will occur, or what impact any such outcome will have on distributions to affected note holders under the Liquidating Plans. However, given the Company’s now completed emergence from the chapter 11, the Company does not have any continuing liability in respect of the Senior Note-Sub Note Dispute.

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

Reorganization Items.  Reorganization items are expense or income items that were incurred or realized by the Company because it was in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the reorganization proceedings, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they were not paying their pre-Filing Date liabilities. For the year ended December 31, 2006 and 2005, reorganization items were as follows:

		Predecessor
	Year Ended December 31, 2006
	July 1, 2006
	through	January 1, 2006	Year Ended
	December 31,	to	December 31,
	2006	July 1, 2006	2005

Gain on plan implementation and fresh start	$—	$(3,110.3)	$—
Professional fees	—	21.2	35.2
Interest income	—	(1.4)	(2.1)
Assigned intercompany claims for benefit of certain creditors	—	—	1,131.5
Other	—	.2	(2.5)

	$—	$(3,090.3)	$1,162.1

The Company continued to incur legal and certain other costs related to the emergence from chapter 11 in 2007, the costs are included in Other operating charges (benefits). Additionally, certain professionals were

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractually due certain “success” fees due upon the Company’s emergence from chapter 11 and Bankruptcy Court approval. Approximately $5.0 of such amounts were borne by the Company and were recorded by the Predecessor in connection with emergence and fresh start accounting. The $5.0 was paid in January 2007.

20.	Discontinued Operations

As part of the Company’s plan to divest certain of its commodity assets, the Company sold its interests in and related to QAL in April 2005 for net cash proceeds totaling approximately $401.4. The buyer assumed the Company’s obligations for approximately $60.0 of QAL debt and the Company’s obligation to pay its proportionate share (20%) of debt, operating expenses and certain other costs of QAL. In connection with the sale, the Company also paid a termination fee of $11.0. After considering transaction costs (including the termination fee and a $7.7 deferred charge associated with a back-up bid fee), the transaction resulted in a gain, net of estimated income tax of $7.9, of approximately $366.2. As described in Note 19, a substantial majority of the proceeds from the sale of the Company’s interests in and related to QAL were held in escrow for the benefit of the creditors under the liquidating trust for the KAAC/KFC Plan until the KAAC/KFC Plan was confirmed by the Bankruptcy Court and became effective in December 2005.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the assets, liabilities, operating results and gains from sale of the QAL have been reported as discontinued operations in the accompanying financial statements.

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

During the second quarter of 2006, the Company recorded a $5.0 charge as a result of an agreement between the Company and the Bonneville Power Administration (“BPA”) related to a rejected electric power contract (see Note 24). This amount is included in Discontinued operations for the period from January 1, 2006 to July 1, 2006.

During the first quarter of 2006, the Company received a $7.5 payment from an insurer in settlement of certain residual claims the Company had in respect of a 2000 incident at its Gramercy, Louisiana alumina refinery (which was sold in 2004). This amount is included in Discontinued operations for the period from January 1, 2006 to July 1, 2006.

Operating activity during the year ended December 31, 2005 consisted almost exclusively of the Company’s interests in and related to QAL, which were sold in April 2005, and related hedging activity.

21.	Debt and Credit Facilities

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

The DIP Facility, which was implemented during the first quarter of 2005, replaced a post-petition credit facility (the “Replaced Facility”) that the Company and one of its subsidiaries entered into on February 12, 2002. The Replaced Facility was amended a number of times during its term as a result of, among other things, reorganization transactions, including disposition of the Company’s interests in its commodity subsidiaries.

During the first quarter of 2005, the Company deposited cash of $13.3 as collateral for the Replaced Facility’s letters of credit and deposited approximately $1.7 of collateral with the Replaced Facility’s lenders until certain other banking arrangements were terminated. As of June 30, 2006, all of the collateral for the Replaced Facility’s letters of credit and the collateral for certain other banking arrangements (of which $1.5 was received during 2006) had been refunded to the Company.

22.	Income Tax Matters

For the six months ended June 30, 2006, the income tax provision for continuing operations included a foreign income tax provision of approximately $7.0. The income tax provision for continuing operations related primarily to foreign income taxes. The six months ended June 30, 2006 include an approximate $1.0 benefit associated with a U.S. income tax refund. While the Company considered the July 2006 emergence from chapter 11 for purposes of estimating impacts on the effective tax rate, the Company’s provisions for income taxes as of June 30, 2006 did not include any direct impacts from the Company’s emergence from chapter 11. Such impacts are reflected in periods following emergence as more fully discussed in Note 9.

23.	Employee Benefit and Incentive Plans

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

The PBGC assumed responsibility for the Company’s three largest pension plans, which represented the vast majority of the Company’s net pension obligation including the Company’s Salaried Employees Retirement Plan (in December 2003), the Inactive Pension Plan (in July 2004) and the Kaiser Aluminum Pension Plan (in September 2004), collectively referred to as the Terminated Plans (see Note 12). The PBGC’s assumption of the Terminated Plans resulted in the Company recognizing non-cash pension charges of approximately $121.2 in 2003 and $310.0 in 2004. Pursuant to the agreement with the PBGC, the Company and the PBGC agreed, among other things, that: (a) the Company would continue to sponsor the Company’s remaining pension plans (which primarily are in respect of hourly employees at four Fabricated Products facilities) and paid approximately $5.0 minimum funding contribution for these plans in March 2005; (b) the PBGC would have an allowed post-petition administrative claim of $14.0, which was expected to be paid upon the consummation of a plan of reorganization for the Company or the consummation of the KAAC/KFC Plan, whichever came first; and (c) the PBGC would have allowed pre-petition unsecured claims in respect of the Terminated Plans in the amount of $616.0, which would be resolved in the Company’s plan or plans of reorganization provided that the PBGC’s cash recovery from proceeds of the Company’s sale of its interests in and related to Alpart and QAL was limited to 32% of the net proceeds distributable to holders of the Company’s senior notes, senior subordinated notes and the PBGC. However, certain contingencies arose in respect of the settlement with the PBGC which were ultimately resolved in the Company’s favor. See Note 12 — Resolution of Contingencies with respect to the PBGC.

Cash Flow and Charges.

Domestic Plans—During the first three years of the chapter 11 proceedings, the Company did not make any further significant contributions to any of its domestic pension plans. However, as discussed above in connection with the PBGC settlement agreement, which was approved by the Bankruptcy Court in January 2005, the Company paid approximately $5.0 in March 2005 and approximately $1.0 in July 2005 in respect of minimum funding contributions for retained pension plans and paid $11.0 in respect of post-petition administrative claims of the PBGC when the KAAC/KFC Plan became effective in December 2005. An additional $3.0 was pending the resolution of the ongoing litigation with the PBGC (see Note 12). Any other payments to the PBGC were limited to recoveries under the Liquidating Plans and the Plan.

Prior to the Effective Date, the Company agreed to make the following contributions to the VEBAs:

a) an amount not to exceed $36.0 payable on emergence from the chapter 11 proceedings so long as the Company’s liquidity (i.e., cash plus borrowing availability) was at least $50.0 after considering such payments; and

b) advances of $3.1 in June 2004 and $1.9 per month thereafter until the Company emerged from the chapter 11 proceedings. Any advances made pursuant to such agreement constitute a credit toward the $36.0 maximum contribution due upon emergence.

In October 2004, the Company entered into an amendment to the USW agreement (see Note 24) to pay an additional $1.0 to the VEBAs in excess of the originally agreed $36.0 contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company was required to continue to make the monthly VEBA contributions as long as it remained in chapter 11, even if the sum of such monthly payments exceeded the $37.0 maximum amount discussed above. The monthly amounts paid during the chapter 11

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

process in excess of the $37.0 limit will offset future variable contribution requirements after emergence. The amended agreement was approved by the Bankruptcy Court in February 2005. VEBA-related payments prior to the Effective Date totaled approximately $49.7. As a result, $12.7 was available to the Company to offset future VEBA contributions of the Successor at the Effective Date (see Note 10).

Total charges associated with the VEBAs in 2006 prior to the Effective Date and the year ended December 31, 2005 were $11.4 and $23.8, respectively. These amounts were reflected as a reduction of Liabilities subject to compromise.

Key Employee Retention Plan—Under the Key Employee Retention Plan (“KERP”), approved by the Bankruptcy Court in September 2002, financial incentives were provided to retain certain key employees during the chapter 11 proceedings. The KERP included six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing supplemental executive retirement plan (“SERP”) and a long-term incentive plan. Under the KERP:

•	Pursuant to the retention plan, retention payments were paid between September 2002 and March 31, 2004, except that 50% of the amounts payable to certain senior officers were withheld until the Company’s emergence from chapter 11 proceedings or as otherwise agreed pursuant to the KERP.

•	The severance and change in control plans generally provided for severance payments of between nine months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved.

•	The completion incentive plan lapsed without any amounts being due.

•	The SERP generally provided additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on Internal Revenue Code limitations, so long as such employees were not subsequently terminated for cause or voluntarily terminated their employment prior to reaching their retirement age. The Successor’s board of directors terminated the SERP and funded payments totaling $2.3. Such amounts had been fully accrued by the Predecessor and were included in the Successor’s opening balance sheet.

•	The long-term incentive plan generally provided for incentive awards to key employees based on an annual cost reduction target. Payment of such long-term incentive awards generally will be made: (a) 50% upon emergence and (b) 50% one year from the date the Debtors emerged from the chapter 11 proceedings. Approximately $3.4 which was previously accrued by the Predecessor at December 31, 2006 in respect of the KERP long-term incentive plan was paid in 2007 by the Successor.

Foreign Plans—Contributions to foreign pension plans (excluding those that are considered part of discontinued operations) were nominal.

24.	Commitments and Contingencies

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the Company’s evaluation of these and other environmental matters, the Company established an environmental accrual, primarily related to potential solid waste disposal and soil and ground water remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the period from January 1, 2006 to July 1, 2006 and the year ended December 31, 2005:

	January 1, 2006	Year Ended
	to	December 31,
	July 1, 2006	2005

Balance at beginning of period	$46.5	$58.3
Additional accruals	.3	.5
Less expenditures	(7.0)	(12.3)
Less amounts resolved in connection with the Plan	(29.4)	—

Balance at end of period	$10.4	$46.5

As of June 30, 2006 and December 31, 2005 $29.4 and $30.7, respectively, of the environmental accrual was included in Liabilities subject to compromise (see Note 19). These amounts related to non-owned locations and were resolved as part of the Plan.

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

While a formal estimation process was never completed, the Company believed it had obtained sufficient information to project a range of likely asbestos and other tort-related costs. The Company estimated that its total liability for asbestos, silica and coal tar pitch volatile personal injury claims was expected to be between approximately $1,100.0 and $2,400.0. However, as previously disclosed, the Company did not think that other constituents would necessarily agree with this cost range. In particular, the Company was aware that certain informal assertions made by representatives for the asbestos, silica and coal tar pitch volatiles claimants suggested that the actual liability might exceed, perhaps significantly, the top end of the Company’s expected range. While the Company could not reasonably predict what the ultimate amount of such claims might be determined to be, the Company believed that the minimum end of the range was both probable and reasonably estimatable. Accordingly, the Company reflected an accrued liability of $1,115.0 for the minimum end of the expected range. All of such amounts (which were included in Liabilities subject to compromise) were resolved as a part of the Plan (see Note 19).

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

Hearing Loss Claims.  During February 2004, the Company reached a settlement in principle in respect of 400 claims, which alleged that certain individuals who were employees of the Company, principally at a facility previously owned and operated by KACC in Louisiana, suffered hearing loss in connection with their employment. Under the terms of the settlement, the claimants were allowed claims totaling up to $15.8 (included in Liabilities subject to compromise, Other accrued liabilities — see Note 19). At emergence, these claims were transferred to the PI Trusts along with certain rights against certain insurance policies of the Company. While the Company believed that the insurance policies were of value, no amounts were reflected in the Company’s financial statements in respect of such policies as the Company could not with the level of certainty necessary determine the amount of recoveries that were probable.

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

Pacific Northwest Power Matters.  As a part of the reorganization process, the Company rejected a contract with the BPA that provided power to fully operate the Trentwood facility, as well as approximately 40% of the combined capacity of the Company’s former Mead and Tacoma aluminum smelting operations, which had been curtailed since the last half of 2000. The BPA filed a proof of claim for approximately $75.0 in connection with the contract rejection. In June 2006, the Bankruptcy Court approved an agreement between the Company and the BPA which resolved the claim by granting the BPA an unsecured pre-petition claim totaling approximately $6.1 (i.e., $5.0 in addition to $1.1 of previously accrued pre-petition accounts payable). The Company recorded a non-cash charge for the incremental $5.0 amount in the second quarter of 2005 (in Discontinued operations — see Note 20). This claim was resolved as a part of the Plan and has no impact on the Successor.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31	June 30	September 30	December 31

2007
Net sales	$392.2	$385.1	$366.7	$360.5
Costs of products sold	337.1	314.0	303.3	296.7
Operating income	32.3	62.7	44.0	43.0
Net income	17.1	34.7	24.8	24.4
Earnings per share — Basic:(2)
Net income	.86	1.73	1.24	1.22
Earnings per share — Diluted:
Net income	.85	1.71	1.22	1.20
Common stock market price:(2)
High	78.00	88.68	78.26	80.58
Low	57.60	72.33	57.88	66.27

	Predecessor
	Quarter Ended	Quarter Ended			July 1 through	Quarter Ended
	March 31	June 30	July 1		September 30	December 31

2006
Net sales	$336.3	$353.5	$—		$331.4	$336.1
Costs of products sold	272.2	324.2	—		291.8	288.6
Operating income	44.0	8.4	—		21.7	26.6
Income from continuing operations	31.1	.5	3,105.3	(1)	14.3	11.9
Income (loss) from discontinued operations	7.3	(3.0)	—		—	—
Net income (loss)	38.4	(2.5)	3,105.3		14.3	11.9
Earnings per share — Basic:(2)
Income from continuing operations	.39	.01	38.98		.72	.59
Income (loss) from discontinued operations	.09	(.04)	—		—	—
Net income (loss)	.48	(.03)	38.98		.72	.59
Earnings per share — Diluted (same as basic for Predecessor):
Income from continuing operations					.72	.59
Income from discontinued operations					—	—
Net income					.72	.59
Common stock market price:(2)
High	.07	.26	—		44.50	62.00
Low	.03	.04	—		37.50	43.50

(1)	Includes a non-cash gain of $3,110.3 related to the implementation of the Plan and application of fresh start accounting (see Note 19 of Notes to Consolidated Financial Statements).

(2)	Earnings (loss) per share for the first two quarters of 2006 may not be meaningful because the equity interests of the Company’s existing stockholders were cancelled without consideration pursuant to the Plan.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

FIVE-YEAR FINANCIAL DATA
UNAUDITED CONSOLIDATED BALANCE SHEETS(1)

			Predecessor
	December 31,
	2007	2006	2005	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$68.7	$50.0	$49.5	$55.4	$35.5
Receivables	112.3	106.0	101.5	111.0	80.5
Inventories	207.6	188.1	115.3	105.3	92.5
Prepaid expenses and other current assets	66.0	40.8	21.0	19.6	23.8
Discontinued operations’ current assets	—	—	—	30.6	193.7

Total current assets	454.6	384.9	287.3	321.9	426.0
Investments in and advances to unconsolidated affiliate	41.3	18.6	12.6	16.7	13.1
Property, plant, and equipment — net	222.7	170.3	223.4	214.6	230.1
Restricted proceeds from sale of commodity interests	—	—	—	280.8	—
Personal injury-related insurance recoveries receivable	—	—	965.5	967.0	465.4
Intangible assets including goodwill	—	—	11.4	11.4	11.4
Net assets in respect of VEBAs	134.9	40.7	—	—	—
Deferred tax assets — net	268.6	—	—	—	—
Other assets	43.1	40.9	38.7	31.1	43.7
Discontinued operations’ long-term assets	—	—	—	38.9	433.8

Total	$1,165.2	$655.4	$1,538.9	$1,882.4	$1,623.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise —
Current liabilities:
Accounts payable and accruals	$146.8	$160.2	$149.6	$175.3	$98.4
Accrued postretirement medical benefit obligation — current portion	—	—	—	—	32.5
Payable to affiliate	18.6	16.2	14.8	14.7	11.4
Long-term debt — current portion	—	—	1.1	1.2	1.3
Discontinued operations’ current liabilities	—	—	2.1	57.7	177.5

Total current liabilities	165.4	176.4	167.6	248.9	321.1
Long-term liabilities	57.0	58.3	42.0	32.9	59.4
Long-term debt	—	50.0	1.2	2.8	2.2
Discontinued operations’ liabilities, including liabilities subject to compromise and minority interests	—	—	68.5	26.4	208.7

	222.4	284.7	279.3	311.0	591.4
Liabilities subject to compromise	—	—	4,400.1	3,954.9	2,770.1
Minority interests	—	—	.7	.7	.7
Stockholders’ equity:
Common stock	.2	.2	.8	.8	.8
Additional capital	948.9	487.5	538.0	538.0	539.1
Retained earnings (deficit)	116.1	26.2	(3,671.2)	(2,917.5)	(2,170.7)
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value	(116.4)	(151.1)	—	—	—
Accumulated other comprehensive income (loss)	(6.0)	7.9	(8.8)	(5.5)	(107.9)

Total stockholders’ equity	942.8	370.7	(3,141.2)	(2,384.2)	(1,738.7)

Total	$1,165.2	$655.4	$1,538.9	$1,882.4	$1,623.5

(1)	The Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The consolidated financial data has been derived from the audited consolidated financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

FIVE-YEAR FINANCIAL DATA
UNAUDITED STATEMENTS OF CONSOLIDATED INCOME (LOSS)(1)

			Predecessor
		Year Ended December 31, 2006
		July 1, 2006
	Year Ended	through
	December 31,	December 31,	January 1, 2006	Year Ended December 31,
	2007	2006	to July 1, 2006	2005	2004	2003
Net sales	$1,504.5	$667.5	$689.8	$1,089.7	$942.4	$710.2

Costs and expenses:
Cost of products sold excluding depreciation	1,251.1	580.4	596.4	951.1	852.2	681.2
Depreciation and amortization	11.9	5.5	9.8	19.9	22.3	25.7
Selling, administrative, research and development, and general	73.1	35.5	30.3	50.9	92.3	92.5
Other operating (benefits) charges, net	(13.6)	(2.2)	.9	8.0	793.2	141.6

Total costs and expenses	1,322.5	619.2	637.4	1,029.9	1,760.0	941.0

Operating income (loss)	182.0	48.3	52.4	59.8	(817.6)	(230.8)
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $47.4 for the period from January 1, 2006 to July 1, 2006,$95.0 in 2005, 2004 and 2003, respectively.)	(4.3)	(1.1)	(.8)	(5.2)	(9.5)	(9.1)
Reorganization items	—	—	3,090.3	(1,162.1)	(39.0)	(27.0)
Other income (expense) — net	4.7	2.7	1.2	(2.4)	4.2	(5.2)

Income (loss) before income taxes and discontinued operation	182.4	49.9	3,143.1	(1,109.9)	(861.9)	(272.1)
Provision for income taxes	(81.4)	(23.7)	(6.2)	(2.8)	(6.2)	(1.5)

Income (loss) from continuing operations	101.0	26.2	3,136.9	(1,112.7)	(868.1)	(273.6)

Discontinued operations:
Loss from discontinued operation, net of income taxes and minority interests	—	—	4.3	(2.5)	(5.3)	(514.7)
Gain from sale of commodity interests	—	—	—	366.2	126.6	—

Income (loss) from discontinued operations	—	—	4.3	363.7	121.3	(514.7)

Cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	—	—	—	(4.7)	—	—

Net income (loss)	$101.0	$26.2	$3,141.2	$(753.7)	$(746.8)	$(788.3)

Earnings (loss) per share — Basic:(2)
Income (loss) from continuing operations	$5.05	$1.31	$39.37	$(13.97)	$(10.88)	$(3.41)

Income (loss) from discontinued operations	$—	$—	$.05	$4.57	$1.52	$(6.42)

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—	$—	$—	$(.06)	$—	$—

Net income (loss)	$5.05	$1.31	$39.42	$(9.46)	$(9.36)	$(9.83)

Earnings per share — Diluted (same as basic for predecessor):
Income from continuing operations	$4.97	$1.30

Income from discontinuing operations	$—	$—

Loss from cumulative effect on years prior to 2005 of adopting accounting for conditional asset retirement obligations	$—	$—

Net income	$4.97	$1.30

Dividends per common share	$.54	$—	$—	$—	$—	$—

Weighted average shares outstanding (000):(2) Basic	20,014	20,003	79,672	79,675	79,815	80,175
Diluted	20,308	20,089	79,672	79,675	79,815	80,175

(1)	The Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The consolidated financial data has been derived from the audited consolidated financial statements.

(2)	Earnings (loss) per share and share information for the Predecessor may not be meaningful because, pursuant to the Plan, the equity interests of the Company’s existing stockholders were cancelled without consideration.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management’s report on internal control over financial reporting is included in Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting.  We had no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item is set forth under the captions “Executive Officers,” “Proposals Requiring Your Vote — Proposal for Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our proxy statement for the 2008 annual meeting of stockholders.

Item 11.	Executive Compensation

The information called for by this item is set forth under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2008 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2008 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our proxy statement for the 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2008 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All schedules are omitted because they are either inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto included in Item 8. “Financial Statements and Supplementary Data” and are incorporated herein by reference.

3.	Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 125), which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION

By:	/s/ Jack A. Hockema
Jack A. Hockema
President and Chief Executive Officer

Date: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema Jack A. Hockema	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Date: February 25, 2008

/s/ Joseph P. Bellino Joseph P. Bellino	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 25, 2008

/s/ Lynton J. Rowsell Lynton J. Rowsell	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 25, 2008

Carolyn Bartholomew	Director	Date: February 25, 2008

Carl B. Frankel	Director	Date: February 25, 2008

/s/ Teresa A. Hopp Teresa A. Hopp	Director	Date: February 25, 2008

William F. Murphy	Director	Date: February 25, 2008

/s/ Alfred E. Osborne, Jr., Ph.D. Alfred E. Osborne, Jr., Ph.D.	Director	Date: February 25, 2008

/s/ Georganne Proctor Georganne Proctor	Director	Date: February 25, 2008

Jack Quinn	Director	Date: February 25, 2008

/s/ Thomas M. Van Leeuwen Thomas M. Van Leeuwen	Director	Date: February 25, 2008

/s/ Brett E. Wilcox Brett E. Wilcox	Director	Date: February 25, 2008

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Third Amended Joint Plan of Liquidation for Alpart Jamaica Inc. (“AJI”) and Kaiser Jamaica Corporation (“KJC”), dated February 25, 2005 (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K for the period ended December 31, 2004, filed by the Company on March 31, 2005, File No. 1-9447).
2.2	Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated April 7, 2005 (incorporated by reference to Exhibit 2.2 to the Current Report Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).
2.3	Second Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated November 22, 2005 (incorporated by reference to Exhibit 2.3 to the Current Report Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).
2.4	Third Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated December 19, 2005 (incorporated by reference to Exhibit 2.4 to the Current Report Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).
2.5	Third Amended Joint Plan of Liquidation for Kaiser Alumina Australia Corporation (“KAAC”) and Kaiser Finance Corporation (“KFC”), dated February 25, 2005 (incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K for the period ended December 31, 2004, filed by the Company on March 31, 2005, File No. 1-9447).
2.6	Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated April 7, 2005 (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).
2.7	Second Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated November 22, 2005 (incorporated by reference to Exhibit 2.7 to the Current Report on Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).
2.8	Third Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated December 19, 2005 (incorporated by reference to Exhibit 2.8 to the Current Report on Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447)
2.9	Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of September 7, 2005 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed by the Company on September 13, 2005, File No. 1-9447).
2.10	Modifications to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates Pursuant to Stipulation and Agreed Order between Insurers, Debtors, Committee and Future Representatives (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).
2.11	Modification to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of November 22, 2005 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).
2.12	Third Modification to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of December 16, 2005 (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).
2.13	Order Confirming the Second Amended Joint Plan of Reorganization of the Company, KACCand Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).
2.14	Order Affirming the Confirmation Order of the Second Amended Joint Plan of Reorganization of the Company, KACC and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.6 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 1-9447).

Exhibit
Number		Description

2.15		Special Procedures for Distributions on Account of NLRB Claim, as agreed by the National Labor Relations Board, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the “USW”) and the Company pursuant to Section 7.8e of the Second Amended Joint Plan of Reorganization of the Company, KACC and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.7 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).
10.1		Senior Secured Revolving Credit Agreement, dated as of July 6, 2006, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC (“KAFP”), Kaiser Aluminum International, Inc., certain financial institutions from time to time thereto, as lenders, J.P. Morgan Securities, Inc., The CIT Group/Business Credit, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
10.2		First Amendment to Senior Secured Revolving Credit Agreement, Consent and Facility Increase, dated as of December 10, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on December 13, 2007, File No. 000-52105)
10.3		Term Loan and Guaranty Agreement, dated as of July 6, 2006, among KAFP, the Company and certain indirect subsidiaries of the Company listed as dGuarantors’ thereto, certain financial institutions from time to time party thereto, as lenders, J.P. Morgan Securities, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
**10	.4	Description of 2006 Compensation of Directors (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
**10	.5	Description of 2007 Compensation of Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 12, 2007, File No. 000-52105).
**10	.6	2006 Short Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
**10	.7	Summary of the Kaiser Aluminum Fabricated Products 2007 Short Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).
**10	.8	Employment Agreement, dated as of July 6, 2006, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
**10	.9	Employment Agreement, dated as of July 6, 2006, between the Company and Joseph P. Bellino (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
**10	.10	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
**10	.11	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
**10	.12	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

Exhibit
Number		Description

*10	.13	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.
**10	.14	2006 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
**10	.15	2006 Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
**10	.16	2007 Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to the Current Report on Form 8-K, filed by the Company on June 12, 2007, File No. 000-52105).
**10	.17	Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).
10.18		Stock Transfer Restriction Agreement, dated as of July 6, 2006, between the Company and National City Bank, in its capacity as the trustee for the trust that provides benefits for certain eligible retirees of Kaiser Aluminum & Chemical Corporation represented by the USW, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 1186, the International Association of Machinists and Aerospace Workers, the International Chemical Workers Union Council of the United Food and Commercial Workers, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO, CLC and their surviving spouses and eligible dependents (the “Union VEBA”) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).
10.19		Registration Rights Agreement, dated as of July 6, 2006, between the Company and the Union VEBA and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).
10.20		Director Designation Agreement, dated as of July 6, 2006, between the Company and the USW (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).
**10	.21	Key Employee Retention Plan (effective September 3, 2002) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).
**10	.22	Form of Retention Agreement for the KACC Key Employee Retention Plan (effective September 3, 2002) for Jack A. Hockema and John Barneson (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).
**10	.23	Severance Plan (effective September 3, 2002) (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).
**10	.24	Form of Severance Agreement for the Severance Plan (effective September 3, 2002) for John Barneson and John M. Donnan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).
**10	.25	Form of Change in Control Severance Agreement for John Barneson (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).
**10	.26	Form of Change in Control Severance Agreement for John M. Donnan (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).
**10	.27	Description of Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the period ended December 31, 2004, filed by the Company on March 31, 2005, File No. 1-9447).

Exhibit
Number		Description

**10	.28	2007 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).
**10	.29	2007 Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).
*21		Significant Subsidiaries of Kaiser Aluminum Corporation.
*23	.1	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Joseph P. Bellino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Joseph P. Bellino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.