Form 10-Q
period 2008-03-31
KAISER ALUMINUM CORP
filed 2008-05-08
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number 0-52105

KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3030279
(State of Incorporation)	(I.R.S. Employer Identification No.)
27422 PORTOLA PARKWAY, SUITE 350, FOOTHILL RANCH, CALIFORNIA	92610-2831 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of April 30, 2008, there were 20,607,051 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In millions of dollars, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$47.5	$68.7
Receivables:
Trade, less allowance for doubtful receivables of $1.2 and $1.4 at March 31, 2008 and December 31, 2007, respectively	121.2	96.5
Due from affiliate	—	9.5
Other	8.8	6.3
Inventories	216.7	207.6
Prepaid expenses and other current assets	81.8	66.0

Total current assets	476.0	454.6
Investments in and advances to unconsolidated affiliate	44.2	41.3
Property, plant, and equipment — net	232.9	222.7
Net assets in respect of VEBAs	134.7	134.9
Deferred tax assets — net	244.0	268.6
Other assets	67.8	43.1

Total	$1,199.6	$1,165.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79.6	$70.1
Accrued salaries, wages, and related expenses	32.5	40.1
Other accrued liabilities	29.7	36.6
Payable to affiliate	17.3	18.6

Total current liabilities	159.1	165.4
Long-term liabilities	60.0	57.0

	219.1	222.4
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01, 45,000,000 shares authorized; 20,620,169 shares issued and outstanding at March 31, 2008; 20,580,815 shares issued and outstanding at December 31, 2007	.2	.2
Additional capital	950.2	948.9
Retained earnings	151.5	116.1
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 4,845,465 shares at both March 31, 2008 and December 31, 2007	(116.4)	(116.4)
Accumulated other comprehensive income (loss)	(5.0)	(6.0)

Total stockholders’ equity	980.5	942.8

Total	$1,199.6	$1,165.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)
	(In millions of dollars except share and per share amounts)

Net sales	$399.0	$392.2

Costs and expenses:
Cost of products sold excluding depreciation	308.5	337.1
Depreciation and amortization	3.5	2.6
Selling, administrative, research and development, and general	18.8	19.0
Other operating charges, net	.1	1.2

Total costs and expenses	330.9	359.9

Operating income	68.1	32.3
Other income (expense):
Interest expense	(.2)	(.6)
Other income, net	.6	1.2

Income before income taxes	68.5	32.9
Provision for income taxes	(29.4)	(15.8)

Net income	$39.1	$17.1

Earnings per share — Basic:
Net income per share	$1.95	$.86

Earnings per share — Diluted:
Net income per share	$1.92	$.85

Weighted average number of common shares outstanding (000):
Basic	20,032	20,005

Diluted	20,397	20,204

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA	Accumulated
					Subject to	Other
	Common	Common	Additional	Retained	Transfer	Comprehensive
	Shares	Stock	Capital	Earnings	Restriction	Income (Loss)	Total
	(Unaudited)
	(In millions of dollars, except for shares)

BALANCE, December 31, 2007	20,580,815	$.2	$948.9	$116.1	$(116.4)	$(6.0)	$942.8
Net income		—	—	39.1	—	—	39.1
Foreign currency translation adjustment		—	—	—	—	1.0	1.0

Comprehensive income							40.1
Equity compensation recognized by an unconsolidated affiliate		—	.1	—	—	—	.1
Capital distribution by unconsolidated affiliate to its parent company		—	(1.3)	—	—	—	(1.3)
Issuance of restricted stock to employees	39,354	—	—	—	—	—	—
Cash dividends on common stock		—	—	(3.7)	—	—	(3.7)
Amortization of unearned equity compensation		—	2.5	—	—	—	2.5

BALANCE, March 31, 2008	20,620,169	$.2	$950.2	$151.5	$(116.4)	$(5.0)	$980.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)
	(In millions of dollars)

Cash flows from operating activities:
Net income	$39.1	$17.1
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	11.0
Depreciation and amortization (including deferred financing costs of zero and $.1, respectively)	3.5	2.7
Deferred income taxes	24.6	—
Non-cash equity compensation	2.5	2.0
LIFO charges net of non-cash benefit in Other operating charges, net	14.4	7.3
Non-cash unrealized (gains) losses on derivative positions	(32.9)	1.4
Other non-cash changes in assets and liabilities	.1	—
Equity in income of unconsolidated affiliate	(4.1)	(10.3)
Changes in assets and liabilities:
Increase in trade and other receivables	(17.7)	(16.0)
Increase in inventories, excluding LIFO charges	(23.5)	(.7)
Decrease (increase) in prepaid expenses and other current assets	(.1)	4.3
(Decrease) increase in accounts payable	10.8	(14.9)
Decrease in other accrued liabilities	(18.4)	(.5)
(Decrease) increase in payable to affiliate	(1.3)	3.1
(Decrease) increase in accrued income taxes	.9	.2
Net cash impact of changes in long-term assets and liabilities	(.4)	1.7

Net cash provided (used) by operating activities	(2.5)	8.4

Cash flows from investing activities:
Capital expenditures, net of change in accounts payable of $(1.3) and $4.4, respectively	(15.0)	(7.4)
Decrease in restricted cash	—	.8

Net cash used by investing activities	(15.0)	(6.6)

Cash flows from financing activities:
Cash dividend paid to stockholders	(3.7)	—

Net cash used by financing activities	(3.7)	—

Net increase (decrease) in cash and cash equivalents during the period	(21.2)	1.8
Cash and cash equivalents at beginning of period	68.7	50.0

Cash and cash equivalents at end of period	$47.5	$51.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

1.	Summary of Significant Accounting Policies

This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation and Basis of Presentation.  The consolidated financial statements include the statements of the Company and its wholly owned subsidiaries. Investments in 50%-or-less-owned entities are accounted for primarily by the equity method. The only such entity for the periods covered by this Report was Anglesey Aluminium Limited (“Anglesey”). Intercompany balances and transactions are eliminated.

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

Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Recognition of sales.  Sales are recognized when title, ownership and risk of loss pass to the buyer and collectibility is reasonably assured. From time to time, in the ordinary course of business, the Company may enter into agreements with customers requiring the Company to allocate certain amounts of its annual capacity in return for a fee. Such fees are recognized as revenue ratably over the life of the agreement which may be in excess of one year in length.

In certain circumstances, based on the terms of certain sales contracts which provide for periodic, such as quarterly or annually, billing throughout the contract, the Company may recognize revenue prior to billing the customer. At March 31, 2008 and December 31, 2007, the Company had $6.2 and $1.9 of unbilled receivables respectively, which is included within Trade receivables on the Company’s Consolidated Balance Sheets. A provision for estimated sales returns from and allowances to customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.

Earnings per Share.  Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the applicable period. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic shares outstanding in the Statements of Consolidated Income because such shares were irrevocably issued and have full dividend and voting rights.

Diluted earnings per share is computed by dividing earnings by the sum of (a) the weighted average number of common shares outstanding during the period and (b) the dilutive effect of potential common share equivalents consisting of non-vested common shares, restricted stock units, performance shares and stock options (see Note 14).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash.  The Company is required to keep certain amounts on deposit relating to workers’ compensation, collateral for certain letters of credit and other agreements totaling $15.9 at both March 31, 2008 and December 31, 2007. Of the restricted cash balance, $1.5 were considered short term and were included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at both March 31, 2008 and December 31, 2007; $14.4 were considered long term and were included in Other assets on the Consolidated Balance Sheets at both March 31, 2008 and December 31, 2007(see Note 6).

Stock-Based Employee Compensation.  In March 2008, the Company granted performance shares to executive officers and other key employees under a long term incentive program for 2008 through 2010 (the “2008 — 2010 LTI Program”). These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance measured over a three year period. The EVA is a measure of the excess of the Company’s pretax operating income for a particular year over a pre-determined percentage of the net assets of the immediately preceding year, as defined in the 2008 — 2010 LTI Program. The number of performance shares that will ultimately vest and result in the issuance of common shares in 2011 will depend on the average annual EVA achieved for the three year performance period. The Company accounts for these awards at fair value in accordance with Statement of Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS No. 123R”). The fair value is measured based on the most probable outcome of the performance condition which is estimated quarterly using the Company’s plan and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the three year performance period on a ratable basis. During the quarter ended March 31, 2008, $.2 was recognized in connection with the performance shares (see Note 10).

Realization of excess tax benefits.  Beginning on January 1, 2008, the Company made an accounting policy election to follow the tax law ordering approach in assessing the realization of excess tax benefits upon vesting of non-vested share awards and performance shares, exercising of stock options and payment of dividend on non-vested share awards and performance shares expected to vest. Under the tax law ordering approach, realization of excess tax benefits is determined based on the ordering provisions of the tax law. Current year deductions, which include the tax benefits from current year equity award activities, are used first before using the Company’s net operating loss (“NOL”) carryforwards from prior years. Under this method, Additional capital would be credited when an excess tax benefit is realized, creating an additional paid in capital (“APIC”) pool, to absorb potential future tax deficiencies resulting from vesting of non-vested share awards and exercising of stock options.

Adoption of Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF Issue 06-11”). Beginning January 1, 2008, the Company adopted EITF Issue 06-11. In accordance with the EITF Issue, the Company records a credit to Additional capital for tax deductions resulting from a dividend payment on non-vested share awards the Company expects to vest. The adoption of EITF Issue 06-11 did not have any impact on the Company’s consolidated financial statement during the quarter ended March 31, 2008.

Adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, (“SFAS No. 159”). On January 1, 2008, the Company adopted SFAS 159 which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The Company already records derivative contracts at fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The adoption of SFAS No. 159 had no impact on the consolidated financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

Fair Value Measurements.  On January 1, 2008, the Company adopted Statement of Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in Statement of Accounting Standards No. 13, Accounting for Leases. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 — Inputs that are both significant to the fair value measurement and unobservable.

The Company’s derivative contracts are valued at fair value using significant other observable and unobservable inputs. Such financial instruments consist of primary aluminum, natural gas, and foreign currency contracts. The fair values of these derivative contracts are based upon trades in liquid markets, such as aluminum options. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

The Company has other derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors such as bid/offer spreads.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2008:

	Level 1	Level 2	Level 3	Total

Derivative assets:
Aluminum swap contracts	$—	$46.1	$—	$46.1
Aluminum option contracts	—	21.5	—	21.5
Pound Sterling forward contract	—	.7	—	.7
Euro dollar forward contracts	—	.6	—	.6
Midwest premium swap contracts	—	—	.1	.1
Natural gas swap contracts	—	.7	—	.7

Total	$—	$69.6	$.1	$69.7

Derivative liabilities:
Aluminum swap contracts	$—	$(15.1)	—	$(15.1)
Aluminum option contracts	—	(.4)	—	(.4)
Pound Sterling forward contract	—	(.3)	—	(.3)
Midwest premium swap contracts	—	—	(.3)	(.3)

Total	$—	$(15.8)	$(.3)	$(16.1)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3

Balance at January 1, 2008:	$—
Total realized/unrealized gains (losses) included in:
Cost of goods sold excluding depreciation expense	(.2)
Purchases, sales, issuances and settlements	—
Transfers in and (or) out of Level 3	—

Balance at March 31, 2008	$(.2)

Total gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivative contracts still held at March 31, 2008:	$(.2)

New Accounting Pronouncements.  Statement of Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) was issued in December 2007. SFAS No. 141R establishes principles and requirements for how the acquiror of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance on how the acquiror should recognize and measure the goodwill acquired in the business combination and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company in its fiscal year beginning January 1, 2009. Most of the requirements of SFAS No. 141R are only to be applied prospectively to business combinations entered into on or after January 1, 2009.

Statement of Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”) was issued in December 2007. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2009. The adoption of SFAS No. 160 is not currently expected to have a material impact on the Company’s consolidated financial statements.

Statement of Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133 (’SFAS No. 161”) was issued in March 2008. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial statements.

2.	Inventories

Inventories are stated at the lower of cost or market value. For the Fabricated Products segment, finished products, work in process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis and other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. All inventories in the Primary Aluminum segment are stated on the first-in, first-out (“FIFO”) basis. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges.

Inventories consist of the following:

	March 31,	December 31,
	2008	2007

Fabricated Products segment —
Finished products	$69.1	$68.6
Work in process	75.3	76.9
Raw materials	57.2	49.5
Operating supplies and repairs and maintenance parts	12.4	12.5

	214.0	207.5
Primary Aluminum segment —
Primary aluminum	2.7	.1

	$216.7	$207.6

The Company recorded net non-cash LIFO charges of approximately $14.4 and $8.0 during the quarters ended March 31, 2008 and 2007, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.

The Company has a larger volume of raw materials, work in process and finished products than its long-term historical average, and the price for such goods reflected in the opening inventory balance at the Company’s emergence from chapter 11 bankruptcy on July 6, 2006, given the application of fresh start accounting, is higher than long term historical averages. As such, with the inevitable ebb and flow of business cycles, non-cash LIFO charges and potential lower of cost and market adjustments will result when inventory levels drop and/or margins compress. Such adjustments could be material to results in future periods.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment In and Advances To Unconsolidated Affiliate

The Company has a 49% ownership interest in Anglesey, which owns an aluminum smelter at Holyhead, Wales. The Company accounts for its 49% ownership in Anglesey using the equity method. The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in cost of products gross of our share of United Kingdom corporation tax. The income tax effects of the Company’s equity in income are included in the Company’s income tax provision.

The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. For Anglesey to be able to continue its aluminum reduction operations past September 2009, when its current power contract expires, Anglesey will have to secure power at prices that make its aluminum reduction operation viable. No assurances can be provided that Anglesey will be successful in this regard. In addition, given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash anticipated to be available for future cash requirements, Anglesey removed the temporary suspension of dividends in 2007. Dividends in respect of the Company’s ownership interest totaled $14.3 in 2007 resulting in a reduction of the Investment in unconsolidated affiliate. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows: 2007— $14.3, 2006 — $11.8, 2005 — $9.0, 2004 — $4.5 and 2003 — $4.3. During April 2008, Anglesey declared an additional dividend totaling $8.0, of which $3.9 was received on April 18, 2008 in respect of the Company’s ownership interest. No assurance can be given that Anglesey will not suspend dividends again in the future.

The following table shows a summary of Anglesey’s selected operating results for the quarters ended March 31, 2008 and 2007:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Net sales	$89.5	$100.7

Gross profit	$10.6	$27.5

Net income	$7.1	$19.4

Company’s equity income(1)	$3.3	$5.2

(1)	The Company’s equity income differs from 49% of the summary net income due to equity method accounting adjustments and applying GAAP.

At March 31, 2008 and December 31, 2007, the receivables from Anglesey were zero and $9.5, respectively.

As a result of fresh start accounting, the Company decreased its investment in Anglesey upon emergence from chapter 11 bankruptcy on July 6, 2006 (see Note 2 of Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). The $11.6 difference between the Company’s share of Anglesey’s equity and the investment amount reflected in the Company’s balance sheet is being amortized (included in Cost of products sold) over the period from July 2006 to September 2009, the end of the current power contract. The non-cash amortization was approximately $.9 for the quarters ended March 31, 2008 and 2007. At March 31, 2008, the remaining unamortized amount was $5.4.

In the quarter ended March 31, 2008, the Company recorded a $.1 charge for share-based equity compensation for employees of Anglesey who participate in the employee share savings plan of its parent (“Rio Tinto”). The $.1 has been recognized as a reduction in the equity in earnings of Anglesey for the quarter ended March 31, 2008. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”), this transaction has been accounted for as a capital transaction of Anglesey. As a

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, the Company increased its Additional capital for the quarter ended March 31, 2008 by $.1 rather than adjust its Investment in and advances to unconsolidated affiliate.

In accordance with a separate agreement between Anglesey and Rio Tinto, Anglesey is required to pay to Rio Tinto, in cash, an amount equal to the difference between the share price on the date shares are purchased under the Rio Tinto employee share savings plan and the amount paid by the employees of Anglesey to purchase the shares under the Rio Tinto employee share savings plan. During the quarter ended March 31, 2008, Anglesey made a payment of $2.8 to Rio Tinto under this agreement. In accordance with APB No. 18, this payment has been accounted for as a capital distribution resulting in a reduction of $1.3 in both the Company’s Additional capital and the value of its investment in Anglesey on the balance sheet.

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

The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the quarter ended March 31, 2008. The Company’s results for the quarters ended March 31, 2008 and 2007 both included an incremental accretion of the estimated liability of $.1 (recorded in Cost of products sold). The estimated fair value of the CAROs at March 31, 2008 was $3.1.

Anglesey (see Note 3) also recorded CARO liabilities of approximately $24.0 in its financial statements as of March 31, 2007. The United Kingdom generally accepted accounting principles treatment applied by Anglesey was not consistent with the principles of Statement of Accounting Standards No. 143, Accounting for Asset Retirement Obligations or Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with GAAP treatment. The Company adjusted its equity in earnings for Anglesey for the quarters ended March 31, 2008 and 2007 by $.3 and $.2, respectively, to reflect the impact of applying GAAP with respect to the Anglesey CARO liability.

For purposes of the Company’s fair value estimates with respect to the CARO liabilities, a credit adjusted risk free rate of 7.5% was used.

5.	Property, Plant, and Equipment

The major classes of property, plant, and equipment are as follows:

	March 31,	December 31,
	2008	2007

Land and improvements	$12.9	$12.9
Buildings	25.5	25.2
Machinery and equipment	171.9	168.7
Construction in progress	43.2	33.0

	253.5	239.8
Accumulated depreciation	(20.6)	(17.1)

Property, plant, and equipment, net	$232.9	$222.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2008 the major components of Construction in progress were as follows (see Note 11):

March 31,
2008

Heat treat expansion project (Spokane, Washington facility)	$16.3
Rod, bar and tube value stream investments, including new facility in Kalamazoo, Michigan	11.0
Other	15.9

Total Construction in progress	$43.2

For the quarters ended March 31, 2008 and 2007, the Company recorded depreciation expense of $3.5 and $2.6, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate segment for both periods.

6.	Supplemental Balance Sheet Information

Trade Receivables.  Trade receivables were comprised of the following:

	March 31,	December 31,
	2008	2007

Billed trade receivables	$116.2	$96.0
Unbilled trade receivables	6.2	1.9

	122.4	97.9
Allowance for doubtful receivables	(1.2)	(1.4)

	$121.2	$96.5

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets were comprised of the following:

	March 31,	December 31,
	2008	2007

Current derivative assets (Note 12)	$17.2	$1.5
Current deferred tax assets	59.2	59.2
Short term restricted cash	1.5	1.5
Prepaid expenses	3.9	3.8

Total	$81.8	$66.0

Other Assets.  Other assets were comprised of the following:

	March 31,	December 31,
	2008	2007

Derivative assets (Note 12)	$52.5	$27.6
Restricted cash	14.4	14.4
Other	.9	1.1

Total	$67.8	$43.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Liabilities.  Other accrued liabilities were comprised of the following:

	March 31,	December 31,
	2008	2007

Current derivative liabilities (Note 12)	$10.0	$6.6
Accrued income taxes and other taxes payable	4.6	2.2
Accrued bank overdraft — see below	1.8	5.4
Dividend payable	3.7	3.7
Accrued annual VEBA contribution	—	8.8
Other	9.6	9.9

Total	$29.7	$36.6

The accrued bank overdraft balance at March 31, 2008 and December 31, 2007 represents uncleared cash disbursements.

Long-term Liabilities.  Long-term liabilities were comprised of the following:

	March 31,	December 31,
	2008	2007

Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) liabilities	$26.2	$26.5
Workers’ compensation accruals	16.5	17.2
Environmental accruals	5.7	6.0
Derivative liabilities (Note 12)	6.1	1.9
Asset retirement obligations	3.1	3.0
Other long term liabilities	2.4	2.4

Total	$60.0	$57.0

7.	Secured Debt and Credit Facilities

Upon emergence from chapter 11 bankruptcy on July 6, 2006, the Company and certain subsidiaries of the Company entered into a Senior Secured Revolving Credit Agreement with a group of lenders providing for a $200.0 revolving credit facility (the “Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. Under the Revolving Credit Facility, the Company is able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of a stated amount, initially $200.0, and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased to $275.0 at the request of the Company. During the fourth quarter of 2007, certain conditions were met and the Company and the lenders amended the Revolving Credit Facility, effective December 10, 2007, to increase the stated amount of the credit facility from $200.0 to $265.0.

Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default set forth in the agreement, including, without limitation, the failure to make principal or interest payments when due, and breaches of covenants, representations and warranties. The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its U.S. operating subsidiaries that

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are also borrowers thereunder. The Revolving Credit Facility places restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business. At March 31, 2008, the Company was in full compliance with all covenants related to the Revolving Credit Facility.

At March 31, 2008, $262.8 was available for borrowing and letters of credit under the Revolving Credit Facility, no borrowings were outstanding, and approximately $12.6 of letters of credit were outstanding.

8.	Income Tax Matters

Tax Provision.  The provision for income taxes for the quarters ended March 31, 2008 and 2007 consisted of:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Domestic	$26.2	$11.2
Foreign	3.2	4.6

Total	$29.4	$15.8

The income tax provision for the quarter ended March 31, 2008 was $29.4, with an effective tax rate of 43.0%. The effective tax rate of 43.0% was impacted by several factors including:

•	The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold excluding depreciation. The income tax effects of the Company’s equity in income are included in the tax provision. This resulted in $1.6 being included in the income tax provision, increasing the effective tax rate by approximately 2.3%.

•	The impact on unrecognized tax benefits, including interest and penalties, increased the income tax provision by $.8 and the effective tax rate by approximately 1%.

•	The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $1.0 currency translation adjustment that was recorded in Accumulated other comprehensive income (loss).

•	The geographical distribution of income and changes in the United Kingdom and Canadian income tax rates.

Deferred Income Taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Although the Company had approximately $981 of tax attributes, including the NOL carryforwards available at December 31, 2006 to offset the impact of future income taxes, the Company did not meet the “more likely than not” criteria for recognition of such attributes primarily because the Company did not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance was first utilized to reduce intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. In order to assess whether a valuation allowance was still required at December 31, 2007, the Company executed a process for determining the need for a valuation allowance. At the conclusion of this process, the Company concluded that it had met the “more likely than not” criteria for recognition of its deferred tax assets and thus released the vast majority of the valuation allowance at December 31, 2007. In accordance with fresh start accounting, the release of the valuation allowance was taken as an adjustment to Stockholders’ equity rather than through the income statement. The Company maintains a valuation allowance on deferred tax assets that did not meet the “more likely than not” recognition criteria and these assets are primarily state NOL carryforwards that the Company believes will likely expire unused.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company had $897.5 of net operating loss carryforwards available to reduce future cash payments for income taxes in the United States. Of the $897.5 of NOL carryforwards, $1.0 relates to the excess tax benefits from employee restricted stock. Equity will be increased by $1.0 if and when such excess tax benefits are ultimately realized. Such NOL carryforwards expire periodically through 2027. The Company also had $90.1 of other tax attributes, including $88.4 of gross alternative minimum tax credit carryforwards with an indefinite life, available to offset regular federal income tax requirements. The remainder consists of general business credits that will expire periodically through 2011.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2007, due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, including state NOLs sustained during the prior years and expiring tax benefits, the Company had a valuation allowance of $24.8 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of the valuation allowance will be recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. Valuation allowance adjustments related to post emergence events will flow through the tax provision.

Foreign taxes primarily represent Canadian income taxes in respect of the Company’s facility in London, Ontario and United Kingdom income taxes in respect of the Company’s ownership in Anglesey. The provision for income tax is based on an assumed effective rate for each applicable period.

Other.  The Company and its subsidiaries file income tax returns in the US federal jurisdiction and various states and foreign jurisdictions. The audit of the Company’s federal income tax return for the 2004 tax year was completed in April of 2008. The results of this examination did not have a material effect on the Company’s financial condition or results of operations. The Canada Revenue Agency audited and issued assessment notices for 1998 through 2001 for which Notices of Objection have been filed. The 2002 to 2004 tax years are currently under audit by the Canada Revenue Agency. The Company does not expect that the results of these examinations to have a material effect on its financial condition or results of operations. Certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.

No US federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiary at March 31, 2008. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for US federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

The Company had gross unrecognized tax benefits of $19.2 and $19.7 at March 31, 2008 and December 31, 2007, respectively. The change during the quarter ended March 31, 2008 was primarily due to currency fluctuations and a change in tax positions. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. During the quarter ended March 31, 2008, the Company recognized approximately $.6 in interest and penalties. During the first quarter of 2008, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $1.0 currency translation adjustment that was recorded in Accumulated other comprehensive income (loss), of which $.6 related to gross unrecognized tax benefits and $.4 related to accrued interest and penalties. Additionally, the Company had approximately $10.9 and $10.7 accrued at March 31, 2008 and December 31, 2007, respectively, for interest and penalties which were included in Long-term liabilities in the balance sheet. Due to the resolution of the US federal audit of the 2004 tax year, the Company’s gross unrecognized tax benefits will change within the next twelve months by $2.4.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activities with respect to the gross unrecognized tax benefits for the quarter ended March 31, 2008 is as follows:

Gross unrecognized tax benefits at December 31, 2007(1)	$19.7
Gross increases for tax positions of prior years	.2
Gross decreases for tax positions of current years	(.1)
Settlements	—
Foreign currency translation	(.6)

Gross unrecognized tax benefits at March 31, 2008(2)	$19.2

(1)	Of the $19.7, $15.8 was recorded as a FIN 48 liability on the balance sheet in Long-term liabilities and $3.9 is offset by NOL carryforwards and indirect tax benefits. If and when the $19.7 ultimately is recognized, $15.8 will go through the Company’s income tax provision and thus affect the effective tax rate in future periods.

(2)	Of the $19.2, $15.3 was recorded as a FIN 48 liability on the balance sheet in Long-term liabilities and $3.9 is offset by NOL carryforwards and indirect tax benefits. If and when the $19.2 ultimately is recognized, $15.3 will go through the Company’s income tax provision and thus affect the effective tax rate in future periods.

9.	Employee Benefits

Pension and Similar Plans.  Pensions and similar plans include:

•	Monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steelworkers and International Association of Machinists and certain other unions at six of our production facilities. This obligation came into existence in December 2006 for four of our production facilities upon the termination of four defined benefit plans. The arrangement for the other two locations came into existence during the first quarter of 2005. The Company currently estimates that contributions will range from $1 to $3 per year.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at these production facilities ranging from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age and/or years of service. This arrangement came into existence in December 2004 for two production facilities upon the termination of one defined benefit plan. The arrangement for the other three locations came into existence during December 2006. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	A defined benefit plan for our salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service.

•	A defined contribution savings plan for salaried and non-bargaining unit hourly employees (which we refer to as the “Salaried DC Plan”) providing for a match of certain contributions made by employees plus a contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	A non-qualified defined contribution plan for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations by the Internal Revenue Code.

VEBA Update.  The Union VEBA had rights to receive 11,439,900 common shares upon the Company’s emergence from chapter 11 bankruptcy. However, prior to the Company’s emergence, the Union VEBA sold its rights to approximately 2,630,000 shares and received net proceeds of approximately $81.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2007, 6,281,180 common shares were sold to the public by existing stockholders pursuant to a registered offering. The Company did not sell any shares in, and did not receive any proceeds from, the offering. The Union VEBA was one of the selling stockholders and, after the offering, owned approximately 26.7% of the outstanding common shares as of March 31, 2007. Of the 3,337,235 shares sold by the Union VEBA in the offering, 819,280 common shares were unable to be sold without the approval of the Company’s Board of Directors under an agreement restricting the Union VEBA’s ability to sell or otherwise transfer its common shares. However, during the first quarter of 2007, the Union VEBA received approval from the Company’s Board of Directors to include such shares in the offering.

The 819,280 previously restricted shares were treated as a reduction of Stockholders’ equity (at the $24.02 per share reorganization value) in the December 31, 2006 balance sheet. As a result of the relief of the restrictions, during the first quarter of 2007: (i) the value of the 819,280 shares previously restricted was added to VEBA assets at the approximate $58.19 per share price realized by the Union VEBA in the offering (totaling $47.7); (ii) approximately $19.7 of the December 31, 2006 reduction in Stockholders’ equity associated with the restricted shares (common shares owned by Union VEBA subject to restrictions) was reversed; and (iii) the difference between the two amounts (approximately $23, net of income taxes of $5) was credited to Additional capital.

During the fourth quarter of 2007, the Union VEBA sold an additional 627,200 shares following receipt of approval of the Company’s Board of Directors. The 627,200 shares sold resulted in (i) an increase of $45.1 in VEBA assets at an approximate $72.03 weighted average per share price realized by the Union VEBA, (ii) a reduction of $15.1 in common stock owned by the Union VEBA (at the $24.02 per share reorganization value), and (iii) the difference between the two amounts (approximately $25.2, net of income taxes of $4.9) was credited to Additional capital. After the sale, the Union VEBA owned approximately 23.5% of the outstanding common stock as of March 31, 2008.

As of the date of filing of this Report, the Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution. The amount to be contributed to the VEBAs is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable upon the earlier of (a) 120 days following the end of fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements). At December 31, 2007, the Company had preliminarily determined that $8.8 was owed to the VEBAs under this arrangement which was recorded in Other accrued liabilities in the Company’s consolidated balance sheet and a corresponding increase in Net assets in respect of VEBAs. In March 2008, $8.4 was paid to the VEBAs based on the final calculation of the amount owed under the agreement and the remaining $.4 of the accrual at the end of December 31, 2007 was released with a corresponding reduction in Net assets in respect of VEBAs.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost and Cash Flow and Charges.  The following tables present the components of net periodic pension benefits cost for the quarters ended March 31, 2008 and 2007:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

VEBAs:
Service cost	$.4	$.4
Interest cost	4.3	3.9
Expected return on plan assets	(5.2)	(4.9)
Amortization of prior service cost	.2	—
Amortization of net loss	.1	—

	(.2)	(.6)
Defined contributions plans	3.2	2.9

	$3.0	$2.3

The following tables present the allocation of these charges:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Fabricated Products segment	$2.7	$1.9
Corporate and Other segment	.3	.4

	$3.0	$2.3

For all periods presented, substantially all of the Fabricated Products segment’s related charges are in Cost of products sold excluding depreciation with the balance being in Selling, administrative, research and development and general expense.

See Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for key assumptions with respect to the Company’s pension plans and key assumptions made in computing the net obligations of each VEBA.

10.	Employee Incentive Plans

General.  Upon the Company’s emergence from chapter 11 bankruptcy, the 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”) became effective. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016. No grants will be made after that date, but all grants made on or prior to that date will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination.

Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, upon its effectiveness 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for the quarters ended March 31, 2008 and 2007 were as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Service-based non-vested common shares and restricted stock units	$2.2	$2.0
Performance shares	.2	—
Service-based stock options	.1	—

Total compensation charge	$2.5	$2.0

At March 31, 2008, 1,467,661 common shares were available for additional awards under the Equity Incentive Plan.

Non-vested Common Shares, Restricted Stock Units and Performance Shares.  In March 2008, the Company granted 39,354 non-vested common shares, 702 restricted stock units and 96,480 performance shares to executive officers and other key employees under the 2008 — 2010 LTI Program.

The non-vested common shares are subject to a three year vesting requirement that lapses on March 3, 2011. The total fair value of the shares issued, after assuming a 5% forfeiture rate, of $2.8 is being amortized to expense over a three year period on a ratable basis.

The restricted stock units have rights similar to the rights of non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. The restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. The fair value of the restricted stock units issued, after assuming a 5% forfeiture rate, is being amortized to expense over the vesting period on a ratable basis.

The performance shares are subject to performance requirements pertaining to the Company’s average annual EVA measured over a three year period, 2008 through 2010. EVA is a measure of the Company’s pretax operating income for a particular year over a pre-determined percentage of net assets of the immediately preceding year, as defined in the 2008 — 2010 LTI Program. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares in 2011 will depend on the average annual EVA achieved for the three year performance period. The Company accounts for these awards at fair value in accordance with SFAS No. 123R. The total fair value to be recognized as compensation expense has been estimated based on the most probable outcome of the performance condition which is evaluated quarterly using the Company’s plan and actual results. Based on the Company’s best estimate, the total fair value to be recognized as compensation expense, after assuming an estimated forfeiture rate of 5%, of $6.9 is being amortized to expense over the requisite service period of three years on a ratable basis.

No awards were granted under the Equity Incentive Plan during the quarter ended March 31, 2007. There was no vesting of any awards during the quarter ended March 31, 2007.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the non-vested common shares, restricted stock units and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the quarter ended March 31, 2008 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighed-
		Average		Average
		Grant-Date		Grant-Date
		Fair Value		Fair Value
	Shares	per Share	Units	per Unit

Outstanding at January 1, 2008	549,071	$46.36	3,727	$68.09
Granted	39,354	74.82	702	74.82
Vested	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2008	588,425	$48.26	4,429	$69.16

A summary of the activity with respect to the performance shares for the quarter ended March 31, 2008 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share

Outstanding at January 1, 2008	—	$—
Granted	96,480	74.82
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2008	96,480	$74.82

Under the Equity Incentive Plan, the Company allows participants to elect to have the Company withhold common shares to satisfy statutory tax withholding obligations arising in connection with non-vested shares, restricted stock units, stock options and performance shares. When the Company withholds the shares, it is required to remit to the appropriate taxing authorities the fair value of the shares withheld and such shares are cancelled immediately. During the quarter ended March 31, 2008, there were no common shares withheld for statutory tax withholding.

As of March 31, 2008, there was $14.6 of unrecognized compensation cost related to the non-vested common shares and the restricted stock units and $6.7 of unrecognized compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 1.7 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.9 years.

Stock Options.  As of March 31, 2008, the Company had 25,137 outstanding options, which were granted on April 3, 2007, for executives and other key employees to purchase its common shares with a contractual life of ten years. The weighted average fair value of the options granted was $39.90. No new options were granted during the quarter ended March 31, 2008.

The fair value of each of the Company’s stock option awards was estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed on a straight line basis over the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting period of the stock options. Due to the Company’s short trading history for its common shares following emergence from chapter 11 bankruptcy on July 6, 2006, expected volatility could not be reliably calculated based on the historical volatility of the common shares. As such, the Company determined volatility for use in the Black-Sholes option-pricing model using the volatility of the stock of a number of similar public companies over a period equal to the expected option life of six years. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon US Treasury bond on the date the stock option is awarded. The Company uses historical data to estimate employee terminations and the simplified method to estimate the expected option life within the valuation model.

The significant weighted average assumptions used in determining the grant date fair value of the option awards granted on April 3, 2007 were as follows:

Dividend yield	—%
Volatility rate	45%
Risk-free interest rate	4.59%
Expected option life (years)	6.0

A summary of the Company’s stock option activity for the quarter ended March 31, 2008 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Life	Value
			(In years)	(In millions)

Outstanding at January 1, 2008	25,137	$80.01
Grants	—	—
Forfeited	—	—
Exercise	—	—

Outstanding at March 31, 2008	25,137	$80.01	9.00	$—

Expected to vest at March 31, 2008 (assuming a 5% forfeiture rate)	23,880	$80.01	9.00	$—

Exercisable at March 31, 2008	—	$—	—	$—

At March 31, 2008, there was $.6 of unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 2.0 years.

11.	Commitments and Contingencies

Commitments.  The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 12), letters of credit and guarantees. The Company and its subsidiaries also have agreements to supply alumina to and to purchase aluminum from Anglesey (see Note 3).

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

A substantial portion of the Company’s pre-emergence obligations, primarily in respect of non-owned locations, was resolved by the chapter 11 proceedings. Based on the Company’s evaluation of the remaining

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental matters, the Company had environmental accruals totaling $7.7 at March 31, 2008. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $1.7 in 2008, $1.3 in 2009, $1.0 in 2010 , $.9 in 2011 and $2.9 in 2012 and thereafter.

As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.6. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.

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

12.	Derivative Financial Instruments and Related Hedging Programs

In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company has historically entered into derivative transactions from time to time to limit its economic (i.e. cash) exposure resulting from (1) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments for equipment purchases and with foreign subsidiaries and its affiliate. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities (excluding the impact of mark-to-market fluctuations on those contracts discussed below) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash, gains and losses may be recorded in the income statement as a reduction or increase in Cost of products sold excluding depreciation.

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

The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the quarters ended March 31, 2008 and 2007 that contained fixed price terms were (in millions of pounds) 60.4 and 49.2, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk were at least as much as the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considers its access to Anglesey production overall to be a “natural” hedge against fabricated products firm metal-price risks. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments and to the extent that firm price contracts from the Company’s Fabricated Products segment exceed the Anglesey related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At March 31, 2008, the Fabricated Products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last three quarters of 2008 and for the period 2009 through 2012 totaling approximately (in millions of pounds): 2008 — 161.2, 2009 — 90.8, 2010 — 87.5, 2011 — 78.3 and 2012 — 8.9.

The following table summarizes the Company’s material derivative positions at March 31, 2008:

		Notional
		Amount of
		Contracts	Fair
Commodity	Period	(mmlbs)	Value

Aluminum —
Option purchase contracts	1/2011 through 12/2011	48.9	21.1
Fixed priced purchase contracts	4/2008 through 12/2012	180.6	44.3
Fixed priced sales contracts	4/2008 through 12/2009	136.4	(13.3)
Regional premium swap contracts(a)	4/2008 through 12/2011	291.0	(.2)

		Notional
		Amount of
		Contracts	Fair
Foreign Currency	Period	(mm)	Value

Pounds Sterling —
Fixed priced purchase contracts	4/2008 through 9/2009	£ 63.0	.4
Euro Dollars —
Fixed priced purchase contracts	4/2008 through 7/2009	€ 7.0	.6

		Notional
		Amount of
		Contracts	Fair
Energy	Period	(mmbtu)	Value

Natural gas —
Fixed priced purchase contracts(b)	4/2008 through 3/2009	790,000	.7

(a)	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which are incurred on the Company’s purchases of primary aluminum.

(b)	As of March 31, 2008, the Company’s exposure to increases in natural gas prices had been substantially limited for approximately 41% of the natural gas purchases for April 2008 through June 2008, approximately 16% of the natural gas purchases for July 2008 through September 2008, approximately 12% of natural gas purchases for October 2008 through December 2008 and approximately 6% of natural gas purchases for January 2009 through March 2009.

The Company currently reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). Included in Net income for the quarter ended March 31, 2008 were realized gains of $2.4 and unrealized gains of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$32.9. Included in Net income for the quarter ended March 31, 2007 were realized losses of $1.9 and unrealized losses of $1.4.

13. Other Operating Charges, Net

Other operating charges, net, for the quarters ended March 31, 2008 and 2007, were as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Non-cash benefit resulting from settlement of a $5.0 claim by purchaser of the Gramercy, Louisiana alumina refinery and the Company’s interest in Kaiser Jamaica Bauxite Company for payment of $.1 — Corporate	$—	$(4.9)
Post-emergence chapter 11-related items — Corporate (see below)	.1	1.8
Non-cash charge resulting from Anglesey’s adjustment to increase CARO liability — Primary Aluminum (Note 4)	—	2.8
Non-cash charge related to additional share based compensation recorded by Anglesey — Primary Aluminum (Note 3)	—	1.7
Other	—	(.2)

	$.1	$1.2

Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to the Company’s reorganization.

14.	Earnings Per Share

Basic and diluted earnings per share for the quarters ended March 31, 2008 and 2007 were calculated as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Numerator:
Net Income	$39.1	$17.1

Denominator:
Weighted average common shares outstanding	20,032	20,005
Effect of dilutive securities:
Non-vested common shares and restricted stock units	365	199

Weighted average common shares outstanding, assuming full dilution	20,397	20,204

Earnings per share:
Basic	$1.95	$.86
Diluted	$1.92	$.85

Options to purchase 25,137 common shares at an average exercise price per share of $80.01 were outstanding at March 31, 2008. 592,854 and 523,968 non-vested common shares and restricted stock units were outstanding at March 31, 2008 and 2007, respectively. 96,480 performance shares were outstanding at March 31, 2008. Diluted income per share reflects the potential dilutive effect of options to purchase common shares, non-vested common shares, restricted stock units and performance shares using the treasury stock method.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following were excluded from the weighted average diluted shares computation for the quarters ended March 31, 2008 and 2007 as their inclusion would have been anti-dilutive:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Options to purchase common shares(1)	25,137	—
Non-vested common shares and restricted stock units	227,765	324,284

Total excluded	252,902	324,284

(1)	No options were outstanding at March 31, 2007.

Also excluded from the weighted average diluted shares computation for the quarter ended March 31, 2008 were 96,480 performance shares as the performance shares were contingently issuable based on the Company’s performance over a three year period ending December 31, 2010 and the contingency was not met as of March 31, 2008.

On March 11, 2008, the Company’s Board of Directors declared a dividend of $3.7, or $.18 per common share, to stockholders of record at the close of business on April 25, 2008, which is payable on May 16, 2008. In addition, holders of restricted stock units as of April 25, 2008 have the right to receive a dividend equivalent of $.18 per underlying common share and the holders of performance shares as of April 25, 2008 have the right to received a dividend equivalent of $.18 per underlying common share with respect to one half of the performance shares.

15.	Segment and Geographical Area Information

The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey (see Note 3).

The Company’s continuing operations are organized and managed by product type and include two operating segments of the aluminum industry and the Corporate segment. The aluminum industry segments include: Fabricated Products and Primary Aluminum. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for automotive, aerospace and general engineering end-use applications. The Primary Aluminum segment produces, through its investment in Anglesey, commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of the Company’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges, net.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by operating segment for the quarters ended March 31, 2008 and 2007 is as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Net Sales:
Fabricated Products	$349.2	$338.0
Primary Aluminum	49.8	54.2

	$399.0	$392.2

Segment Operating Income (Loss):
Fabricated Products(1)	$40.0	$41.4
Primary Aluminum	40.6	4.2
Corporate and Other	(12.4)	(12.1)
Other Operating Charges, Net — Note 13	(.1)	(1.2)

	$68.1	$32.3

(1)	Operating results for the quarters ended March 31, 2008 and 2007 include LIFO inventory charges of $14.4 and $8.0, respectively.

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Depreciation and Amortization:
Fabricated Products	$3.5	$2.6

Capital expenditures, net of change in accounts payable:
Fabricated Products	$15.0	$7.4
Corporate and Other	—	—

	$15.0	$7.4

	March 31,	December 31,
	2008	2007

Investments in and advances to unconsolidated affiliate:
Primary Aluminum	$44.2	$41.3

Segment assets:
Fabricated Products	$524.8	$486.3
Primary Aluminum(1)	137.8	99.1
Corporate and Other(2)	537.0	579.8

	$1,199.6	$1,165.2

(1)	Primary Aluminum includes the Company’s 49% interest in Anglesey and the Company’s derivative assets.

(2)	Corporate and Other includes all of the Company’s Cash and cash equivalents, Net assets in respect of VEBAs and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Income Taxes Paid:
Fabricated Products —
United States	$.1	$—
Canada	1.2	.3

	$1.3	$.3

16.	Supplemental cash flow information

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of zero and $.8, respectively	$.2	$1.0

Income taxes paid	$1.3	$.3

Supplemental disclosure of non-cash transactions:
Removal of transfer restrictions on common shares owned by Union VEBA (Note 9)	$—	$47.7

Dividend declared and unpaid	$3.7	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item should be read in conjunction with Part I, Item 1, of this Report.

This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet and Other Arrangements

•	Critical Accounting Estimates

•	New Accounting Pronouncements

We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for year ended December 31, 2007.

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

Overview

We are a leading producer of fabricated aluminum products for aerospace / high strength, general engineering and custom automotive and industrial applications. In addition, we own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates an aluminum smelter in Holyhead, Wales.

We have two reportable operating segments, Fabricated Products and Primary Aluminum, and our Corporate segment. The Fabricated Products segment is comprised of all of the operations within the fabricated aluminum products industry including our eleven fabrication facilities in North America at the end of March 31, 2008. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications.

The Primary Aluminum segment produces commodity grade products as well as value-added products such as ingot and billet, for which we receive a premium over normal commodity market prices, and conducts hedging activities in respect of our exposure to primary aluminum price risk.

Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the markets in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. During 2007 and the first quarter of 2008, the markets for aerospace and high strength products in which we participate were strong, resulting in higher shipments and improved margins.

Changes in primary aluminum prices also affect our Primary Aluminum segment and expected earnings under any firm price fabricated products contracts. However, the impacts of such changes are generally offset by each other or by primary aluminum hedges. Our operating results are also, albeit to a lesser degree, sensitive to changes in prices for power and natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of our sensitivity to changes in market conditions, see Item 3. “Quantitative and Qualitative Disclosures About Market Risks.”

During the quarter ended March 31, 2008, the average London Metal Exchange, or LME, transaction price per pound of primary aluminum was $1.24. During the quarter ended March 31, 2007, the average LME price per pound for primary aluminum was $1.27. At April 30, 2008, the LME price was approximately $1.31 per pound.

Management Review of the Quarter Ended March 31, 2008

Highlights:

•	Record Fabricated Products segment shipments of 152 million pounds, and Fabricated Products operating income of $40 million, with Fabricated Products net sales growth over the first quarter of 2007 of 3%;

•	Consolidated net income of $39.1 million, or $1.92 per diluted share, including a number of non-run-rate items that had approximately a net $30 million favorable impact on operating income for the quarter as more fully explained in the sections below;

•	Declaration of a dividend of $3.7 million, or $.18 per common share, on March 11, 2008 to stockholders of record at the close of business on April 25, 2008, which will be paid on May 16, 2008;

•	Announcement of the location of our new Midwestern extrusion facility in Kalamazoo, Michigan; and

•	Announcement of a $14 million program that will enhance Kaiser Select® capabilities in our Tulsa, Oklahoma and Sherman, Texas extrusion plants and significantly reduce energy consumption at one of our casting units in our Trentwood facility in Spokane, Washington.

Results of Operations

Consolidated Selected Operational and Financial Information

The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and average sales prices).

The following data should be read in conjunction with our interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 16 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007
	(In millions of dollars, except shipments and average sales price)

Shipments (millions of pounds):
Fabricated Products	151.8	140.0
Primary Aluminum	37.0	39.1

	188.8	179.1
Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.30	$2.41
Primary Aluminum(2)	$1.35	$1.39
Net Sales:
Fabricated Products	$349.2	$338.0
Primary Aluminum	49.8	54.2

Total Net Sales	$399.0	$392.2
Segment Operating Income:
Fabricated Products(3)(4)	$40.0	$41.4
Primary Aluminum(5)	40.6	4.2
Corporate and Other	(12.4)	(12.1)
Other Operating Charges, Net(6)	(.1)	(1.2)

Total Operating Income	$68.1	$32.3
Net Income	$39.1	$17.1
Capital Expenditures, (net of change in accounts payable)	$15.0	$7.4

(1)	Average realized prices for the Company’s Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Average realized prices for the Company’s Primary Aluminum segment exclude hedging revenues.

(3)	Fabricated Products segment operating results for the quarter ended March 31, 2008 include a non-cash LIFO inventory charge of $14.4 million and metal gains of approximately $11.4 million. Fabricated products segment operating results for the quarter ended March 31, 2007 include a non-cash last in, first-out (“LIFO”) inventory charge of $8.0 million and metal gains of approximately $5.2 million.

(4)	Fabricated Products segment includes non-cash mark-to-market gains on natural gas and foreign currency hedging activities totaling $1.8 million and $2.7 million in the quarters ended March 31, 2008 and 2007, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1 of this Report.

(5)	Primary Aluminum segment includes non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $30.5 million and $(2.2) million and on foreign currency derivatives totaling $.6 million and $(1.8) million for the quarters ended March 31, 2008 and 2007, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1 of this Report.

(6)	See Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of the components of Other operating charges, net and the segment to which the items relate.

Summary.  We reported net income of $39.1 million for the quarter ended March 31, 2008 compared to net income of $17.1 million for the quarter ended March 31, 2007. Both quarters include a number of non-run-rate items that are more fully explained in the sections below.

Our operating income for the quarter ended March 31, 2008 increased by 111% to $68.1 million compared to the quarter ended March 31, 2007. Included in the operating income for the quarter ended March 31, 2008 was $30.5 million of unrealized gains on our derivative metal positions as a result of the increase in metal price during the quarter.

Net Sales.  We reported Net sales in the quarter ended March 31, 2008 of $399.0 million compared to $392.2 million in the quarter ended March 31, 2007. As more fully discussed below, the increase in revenues in 2008 is primarily the result of an 8% increase in shipments from our Fabricated Products segment offset by (a) a 5% reduction in average realized price from our Fabricated Products segment, (b) a 5% reduction in Primary Aluminum segment shipments, and (c) a 3% reduction in Primary Aluminum segment pricing. Increases or decreases in primary aluminum market prices do not necessarily directly translate to increased or decreased profitability because (a) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (b) our hedging activities limit our risk of losses as well as gains from primary metal price changes.

Cost of Products Sold Excluding Depreciation.  Cost of products sold excluding depreciation for the quarter ended March 31, 2008 totaled $308.5 million compared to $337.1 million in the quarter ended March 31, 2007 or 77% and 86% of net sales respectively. The reduction in Cost of products sold as a percentage of net sales in 2008 was primarily the result of $30.5 million of unrealized gains on derivative metal positions during the quarter ended March 31, 2008.

Depreciation and Amortization.  Depreciation and amortization for the quarter ended March 31, 2008 was $3.5 million compared to $2.6 million for the quarter ended March 31, 2007. Higher depreciation expense was the result of Construction in progress being placed into production throughout 2007 primarily in relation to the expansion of our Trentwood facility.

Selling, Administrative, Research and Development, and General.  Selling, administrative, research and development, and general expense totaled $18.8 million in the quarter ended March 31, 2008 compared to $19.0 million in the quarter ended March 31, 2007.

Other Operating Charges, Net.  Included within Other operating charges, net (in millions of dollars) for the quarters ended March 31, 2008, and 2007 were the following:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Non-cash benefit resulting from settlement of a $5.0 claim by purchaser of the Gramercy, Louisiana alumina refinery and the Company’s interest in Kaiser Jamaica Bauxite Company for payment of $.1 — Corporate	$—	$(4.9)
Post-emergence chapter 11-related items — Corporate(1)	.1	1.8
Non-cash charge resulting from Anglesey’s adjustment to increase CARO liability — Primary Aluminum	—	2.8
Non-cash charge related to additional share based compensation recorded by Anglesey — Primary Aluminum	—	1.7
Other	—	(.2)

	$.1	$1.2

(1)	Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to the Company’s reorganization.

Interest Expense.  Interest expense was $.2 million in the quarter ended March 31, 2008 compared with $.6 million in the quarter ended March 31, 2007. The decrease is primarily the result of the repayment of our term loan during the fourth quarter of 2007.

Other Income, Net.  Other income, net was $.6 million in the quarter ended March 31, 2008 compared to $1.2 million in the quarter ended March 31, 2007. The decrease is primarily related to the fluctuation in the Canadian currency exchange rate.

Provision for Income Taxes.  The income tax provision for the quarter ended March 31, 2008 was $29.4 million, with an effective tax rate of 43.0%. The effective tax rate for the quarter ended March 31, 2007 was approximately 48%. The reduction in the effective tax rate from the quarter ended March 31, 2007 to the quarter ended March 31, 2008 is primarily the result of a reduction in the statutory tax rate for 2008 in the United Kingdom, a reduction in the statutory tax rate in Canada, and a favorable geographical distribution of income in 2008 as compared to 2007.

The effective tax rate of 43.0% was impacted by several factors including:

•	The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold excluding depreciation. The income tax effects of the Company’s equity in income are included in the tax provision. This resulted in $1.6 million being included in the income tax provision, increasing the effective tax rate by approximately 2.3%.

•	The impact on unrecognized tax benefits, including interest and penalties, increased the income tax provision by $.8 million and the effective tax rate by approximately 1%.

•	The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $1.0 million currency translation adjustment that was recorded in Accumulated other comprehensive income.

•	The geographical distribution of income and changes in the United Kingdom and Canadian income tax rates.

Derivatives

In conducting our business, we use various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. We have historically entered into derivative transactions from time to time to limit our economic (i.e. cash) exposure resulting from (1) our anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in our production process, and (3) foreign currency requirements with respect to our cash commitments for equipment purchases and with foreign subsidiaries and our affiliate. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash, gains and losses may be recorded in the income statement as a reduction or increase in Cost of products sold excluding depreciation.

We use hedging transactions (derivative instruments) to lock-in a specified price or range of prices for certain products which we sell or consume in our production process, such as primary aluminum and natural gas, and to mitigate our exposure to changes in foreign currency exchange rates. The fair value of our derivatives recorded on the consolidated balance sheet at March 31, 2008 and December 31, 2007 was a net asset of $53.6 million and $20.6 million, respectively. The primary reason for the significant increase in the net asset was an increase in primary aluminum prices. This increase resulted in the recognition of $30.5 million of unrealized mark-to market gains on metal derivatives for the quarter ended March 31, 2008, which we consider to be a non-run-rate item (see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1 of this Report).

Segment Information

Our continuing operations are organized and managed by product type and include two operating segments and a Corporate segment. The accounting policies of the segments are the same as those described in Note 1 of

Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Segment results are evaluated internally by us before any allocation of Corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.

Fabricated Products

The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Fabricated Products segment:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Shipments (mm pounds)	151.8	140.0
Average realized third party sales price (per pound)	$2.30	$2.41
Net sales	$349.2	$338.0
Segment operating income	$40.0	$41.4

Net sales of fabricated products increased by 3% to $349.2 million for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, primarily due to an 8% increase in shipments offset by a 5% decrease in average realized prices. Shipments of products for aerospace, high-strength and defense applications were higher in the first quarter of 2008 as compared to the prior-year quarter, reflecting continued strong demand for such products. In addition, shipments for other industrial applications were also higher as compared to the first quarter of 2007. The decrease in the average realized prices reflects a higher proportion of lower-priced products within the mix of products shipped in the first quarter of 2008 as well as the pass through to customers of slightly lower underlying metal prices.

Incremental capacity from the second phase of the heat treat expansion became operational at the beginning of 2008. However, heat treat plate production and shipments in the first quarter of 2008 were only slightly higher than the prior-year quarter due to one-time, unplanned equipment outages as well as a production mix that was more heavily weighted toward light-gauge plate. First quarter 2008 heat treat plate production exceeded shipments as we began to build inventory in preparation for the third and final capacity expansion phase. This final phase requires a planned production interruption beginning in the second quarter of 2008 on one of the three new heat treat furnaces to expand its capacity.

We believe the mix of fabricated products shipments in 2008 will benefit from increased heat treat plate shipments made possible by incremental capacity from the second and third (and final) phase of the heat treat plate project at our Trentwood facility. The second phase was operational at the beginning of 2008, and the third (and final) phase is scheduled to be fully operational by the end of 2008.

Recent trends in other parts of our business that could affect the rest of 2008 include continued strong aerospace and defense demand for hard alloy products (in addition to plate), a potential weakening of industrial demand, and reduced vehicle builds in 2008. Our participation in new automotive programs and selected export opportunities should offset potential weakness in ground transportation demand.

Operating income for the quarter ended March 31, 2008 of $40.0 million was $1.4 million lower than the first quarter of 2007. Operating income for the quarter ended March 31, 2008 included a $6.5 million net favorable impact from shipments, value-added price and mix. The favorable impact was offset by higher planned major maintenance expense, higher energy costs, and unfavorable currency exchange rates. Depreciation and amortization during the first quarter of 2008 was approximately $0.9 million higher than the first quarter of 2007, primarily due to new assets being placed into production throughout 2007. Approximately $0.9 million of the lower operating income was due to less favorable unrealized mark-to-market gains on natural gas and currency positions (which we consider to be non-run-rate).

Operating income for the quarters ended March 31, 2008 and 2007 includes non-run-rate items. Non-run-rate items to us are items that, while they may recur from period to period, are (1) particularly material to results, (2) affect costs primarily as a result of external market factors, and (3) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of our financial statements. Our intent is to allow users of our financial statements to consider our results both in light of and separately from fluctuations in underlying metal prices, natural gas prices and currency exchange rates. These items are listed below (in millions of dollars):

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Metal gains (before considering LIFO)	$11.4	$5.2
Non-cash LIFO charges	(14.4)	(8.0)
Mark-to-market gains on derivative instruments	1.8	2.7

Total non-run-rate items	$(1.2)	$(.1)

Segment operating results for the quarters ended March 31, 2008 and 2007 include gains on intercompany hedging activities with the Primary Aluminum segment totaling $9.9 million and $10.3 million, respectively. These amounts eliminate in consolidation.

Primary Aluminum

The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Primary Aluminum segment:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Shipments (mm pounds)	37.0	39.1
Average realized third party sales price (per pound)	$1.35	$1.39
Net Sales	49.8	54.2
Segment operating income	40.6	4.2

During the quarter ended March 31, 2008, third party net sales of primary aluminum decreased 8% compared to the quarter ended March 31, 2007. The decrease in net sales is primarily due to a 5% decrease in shipments and a 3% decrease in average realized sales prices. The net sales and average realized sales prices do not consider the impact of hedging transactions.

The following table recaps the major components of segment operating results for the current and prior year periods (in millions of dollars) and the discussion following the table addresses the primary factors leading to the differences. Many of these factors indicated are subject to significant fluctuation from period to period and are largely impacted by items outside management’s control. See Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Anglesey operations-related(1)	$16.4	$16.5
Internal hedging with Fabricated Products(2)	(9.9)	(10.3)
Derivative settlements — Pounds Sterling(3)	.2	2.1
Derivative settlements — External metal hedging(3)	2.8	(.1)
Mark-to-market gains (losses) on derivative instruments(3)	31.1	(4.0)

	$40.6	$4.2

(1)	Operating income from sales of production from Anglesey is impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

(2)	Eliminates in consolidation.

(3)	Impacted by positions and market prices.

Primary segment operating results for the quarter ended March 31, 2008 reflected non-cash unrealized mark-to-market gains for metal and currency derivative transactions of $31.1 million compared to an unrealized mark-to-market loss of $4.0 million for the quarter ended March 31, 2007. The quarter ended March 31, 2008 was also favorably impacted approximately $2.7 million by improved realized pricing (after considering the impact of hedging transactions), the components of which were (a) $2.9 million of favorable impact from the higher realized gains on external metal derivative transactions, (b) $0.4 million of lower losses in intercompany hedging activities with the Fabricated Products segment (these intercompany hedge amounts are eliminated in consolidation), and (c) a $.6 million unfavorable impact from the changes in the LME price for primary aluminum on the operations of Anglesey (included in “Anglesey operations-related” in the table above). Additionally, segment results for the quarter ended March 31, 2008 reflected a $3.4 million favorable impact from better contractual pricing for alumina. This was offset by an unfavorable impact of approximately $3.3 million (including hedging effects) due to foreign currency exchange rate, comprised of (a) $1.4 million realized within the “Anglesey operations-related” results and (b) $1.9 million of less favorable gains on the settlement of foreign currency derivative transactions.

In the remainder of 2008, we anticipate that the Primary Aluminum segment will be adversely impacted by approximately by $7 million as compared to the comparable periods of 2007 due to the impact of Pound Sterling exchange rates, reflecting derivative transactions that set a higher effective exchange rate in 2008 than those in place for 2007. Additionally, management believes ocean freight cost increases will continue to have an adverse impact of approximately $6 million in the remainder of 2008 as compared to the comparable periods of 2007.

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

Given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash anticipated to be available for future cash requirements, Anglesey removed the temporary suspension of dividends and declared and paid dividends in August and December of 2007. We received total dividends of $14.3 million in respect of our 49% ownership interest in 2007. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows: 2007 — $14.3, 2006 — $11.8, 2005 — $9.0, 2004 — $4.5 and 2003 — $4.3. During April 2008, Anglesey declared an additional dividend of $8.0, of which $3.9 was received on April 18, 2008 in respect of the Company’s ownership interest. No assurance can be given that Anglesey will not suspend dividends again in the future.

Corporate and Other

Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments. Corporate operating expenses exclude Other operating charges, net discussed above.

Corporate operating expenses for the quarter ended March 31, 2008 were $.3 million higher compared to the quarter ended March 31, 2007. The increase is primarily related to a reduction in voluntary employee beneficiary association (“VEBA”) net periodic benefit income of $.4 million, which we consider to be a non-run-rate item, partially offset by a decrease in workers’ compensation expense as a result of a decrease in the outstanding claims.

Liquidity and Capital Resources

Summary

Cash and cash equivalents were $47.5 million as of March 31, 2008, down from $68.7 million as of December 31, 2007. Working capital, the excess of current assets over current liabilities, was $316.9 million as of March 31, 2008, up from $289.2 million as of December 31, 2007. The increase in working capital is primarily driven by increases in accounts receivables, inventories and current derivative assets partially offset by an increase in accounts payable and current derivative liabilities primarily as a result of changing underlying metal prices.

Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our liquidity is affected by restricted cash that is pledged as collateral for certain letters of credit or restricted to use for workers’ compensation requirements and other agreements. Short term restricted cash, included in Prepaid expenses and other current assets, totaled $1.5 million as of March 31, 2008 and December 31, 2007. Long term restricted cash, which was included in Other Assets, was $14.4 million as of March 31, 2008 and December 31, 2007.

Cash Flows

The following table summarizes our cash flow from operating, investing and financing activities for the quarters ended March 31, 2008 and 2007 (in millions of dollars):

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Total cash provided by (used in):
Operating activities:
Fabricated Products	$15.1	$19.4
Primary Aluminum	9.3	5.7
Corporate and Other	(26.9)	(16.7)

	$(2.5)	$8.4

Investing activities:
Fabricated Products	(15.0)	(7.4)
Corporate and Other	—	.8

	$(15.0)	$(6.6)

Financing activities:
Corporate and Other	(3.7)	—

	$(3.7)	$—

Operating Activities

Fabricated Products — During the quarter ended March 31, 2008, Fabricated Products operating activities provided $15.1 million of cash. This amount compares with the quarter ended March 31, 2007 when Fabricated Products operating activities provided $19.4 million of cash. Cash provided in the quarters ended March 31, 2008 and 2007 was primarily due to operating income offset in part by increased working capital. The increase in working capital in the quarter ended March 31, 2008 was primarily the result of an increase in inventories and accounts receivable. The increase in working capital in the quarter ended March 31, 2007 was primarily due to a decrease in accounts payable.

Primary Aluminum — During the quarter ended March 31, 2008, operating activities attributable to our interest in and related to Anglesey provided approximately $9.3 million in cash. This compares to the quarter ended March 31, 2007, when operating activities provided approximately $5.7 million of cash attributable to our interest in and related to Anglesey.

Corporate and Other — Corporate and Other operating activities used $26.9 million of cash during the quarter ended March 31, 2008. This compares to the quarter ended March 31, 2007, when Corporate and Other operating activities used $16.7 million of cash. Cash outflows from Corporate and Other operating activities in the quarter ended March 31, 2008 primarily included $8.4 million in relation to payments made to the VEBAs, payments of $8.0 million in relation to our short term incentive program and payments in respect of general and administrative costs totaling $12.4 million. Cash outflows from Corporate and Other operating activities in the quarter ended March 31, 2007 primarily included payments of $7.0 million for reorganization costs and payments in respect of general and administrative costs totaling $12.1 million.

Investing Activities

Fabricated Products — Cash used in investing activities for Fabricated Products was $15.0 million in the quarter ended March 31, 2008. This compares to the quarter ended March 31, 2007 when Fabricated Products investing activities used $7.4 million in cash. See “Capital Expenditures” below for additional information.

Corporate and Other — Cash provided in investing activities for Corporate and Other was $.8 million in the quarter ended March 31, 2007. The increase in cash was related to the release of restrictions on the Company’s restricted cash balance.

Financing Activities

Corporate and Other — Cash used in the quarter ended March 31, 2008 was primarily related to $3.7 million in cash dividends paid to shareholders.

Sources of Liquidity

Our most significant sources of liquidity are funds generated by operating activities and available cash and cash equivalents. We believe funds generated from the expected results of operations, together with available cash and cash equivalents, will be sufficient to finance anticipated expansion plans and strategic initiatives for at least the next fiscal year. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

At March 31, 2008, we could borrow and issue letters of credit of approximately $262.8 million in the aggregate under our revolving credit facility. Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $265 million and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. Of the aggregate amount available under the revolving credit facility, a maximum of $60 million may be be utilized for letters of credit. The revolving credit facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275 million.

Amounts owed under the revolving credit facility may be accelerated upon the occurrence of various events of default set forth in the agreement, including, without limitation, the failure to make interest payments when due and breaches of covenants, representations and warranties set forth in the agreement.

The revolving credit facility is secured by a first priority lien on substantially all of our assets and the assets of our US operating subsidiaries that are also borrowers thereunder. The revolving credit facility places restrictions on our ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business. At April 30, 2008, there were no borrowings outstanding and there were approximately $12.6 million of outstanding letters of credit under the revolving credit facility.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program including our organic growth initiatives.

We continue to fund our $139 million heat treat plate expansion project at our Trentwood facility in Spokane, Washington, the majority of which is now fully operational. This project significantly increases our heat treat plate production capacity and augments our product offering by increasing the thickness of heat treat stretched plate we can produce for aerospace and defense and general engineering applications. Approximately $118 million of spending on this project was incurred through March 31, 2008. Capital spending related to the last phase of the heat treat plate project, a $34 million follow-on investment announced in June 2007, will continue throughout 2008.

In 2007, we announced a $91 million investment program in our rod, bar and tube value stream including a facility to be located in Kalamazoo, Michigan as well as improvements at three existing extrusion and drawing facilities. This investment program is expected to significantly improve the capabilities and efficiencies of our rod and bar and seamless extruded and drawn tube operations and enhance the market position of such products. We expect the facility in Kalamazoo, Michigan to be equipped with two extrusion presses and a remelt operation. Completion of these investments is expected to occur by late 2009. Approximately $12 million of spending on these projects was incurred through March 31, 2008. We estimate that an additional $30 million to $35 million will be incurred in the remainder of 2008 with the balance being incurred in 2009.

In February 2008, we announced $14 million of additional programs that will enhance Kaiser Select® capabilities in our Tulsa, Oklahoma and Sherman, Texas extrusion plants and significantly reduce energy consumption at one of the casting units in our Trentwood facility. We expect the majority of these additional programs to be completed during 2008. Approximately $1 million of spending on these projects was incurred through March 31, 2008.

The remainder of our capital spending in the quarter ended March 31, 2008 was spread among all manufacturing locations on projects expected to reduce operating costs, improve product quality or increase capacity.

The following table presents our capital expenditures, net of accounts payable, for the quarters ended March 31, 2008 and 2007 (in millions of dollars):

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Heat treat expansion project	$4.3	$9.2
Rod, bar and tube value stream investment	4.4	—
Other	5.0	2.6
Capital expenditures in accounts payable	1.3	(4.4)

Total capital expenditures, net of change in accounts payable	$15.0	$7.4

Total capital expenditures for Fabricated Products are currently expected to be in the $80 million to $90 million range for all of 2008 and are expected to be funded using cash from operations. Capital expenditures in 2008 will primarily be comprised of (a) the remainder of the follow-on heat treat plate investment noted above, (b) additional spending related to the $91 million rod, bar and tube value stream investment program discussed above, and (c) the $14 million of investment programs also noted above. We anticipate other 2008 capital spending will be spread among all manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security. We anticipate capital spending in 2009 on currently approved capital projects and maintenance activities to be in the $60 million to $70 million range.

The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurances can be provided as to the timing or success of any such expenditures.

Dividends

On December 11, 2007, our Board of Directors declared a cash dividend of $3.7 million, or $.18 per common share, to stockholders of record at the close of business on January 25, 2008, which was paid on February 15, 2008. On March 11, 2008, our Board of Directors declared a dividend of $3.7 million, or $.18 per common share, to stockholders of record at the close of business on April 25, 2008, payable on May 16, 2008.

Environmental Commitments and Contingencies

We are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $7.7 million at March 31, 2008. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.6 million primarily in connection with our ongoing efforts to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility where we are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements

On March 11, 2008, our Board of Directors declared a dividend of $3.7 million, or $.18 per common share, to stockholders of record at the close of business on April 25, 2008, which is payable on May 16, 2008. The declared and unpaid dividend is included in the Consolidated Balance Sheets as Other accrued liabilities as of March 31, 2008.

On March 3, 2008, we granted additional stock-based awards to certain members of management under our stock-based long term incentive plan (see Note 10 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1 of this Report). Additional awards are expected to be made in future years.

With the exception of the stock-based awards granted and the dividend declared in the quarter ended March 31, 2008, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for additional information regarding our contractual obligations, commercial commitments and off-balance-sheet and other arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. We discuss our critical accounting estimates in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the item discussed below, there has been no material change in our critical accounting estimates since the end of fiscal 2007.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Stock-based compensation.
We have a stock-based compensation plan, which includes non-vested share awards, non-qualified stock options and performance share awards. See Note 10 of Notes to Interim Consolidated Financial Statements included in Part I, Item I of this report and Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our non-vested share awards and performance shares awards based on the closing market price of our stock on the date of grant.

We determine the fair value of our non-qualified stock option awards at the date of grant using option-pricing models. Non-qualified stock option awards granted in April 2007 were valued using a Black-Scholes model.

Management reviews its assumptions and the valuations provided by independent third-party valuation advisors, when necessary, to determine the fair value of stock-based compensation awards.

Non-vested share awards require management to make assumptions regarding future employee turnover.

Performance share awards require management to make assumptions regarding the likelihood of achieving company performance goals and future employee turnover.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

A 10% change in our stock-based compensation expense for the quarter ended March 31, 2008, would have affected net earnings by approximately $0.3 million.

New Accounting Pronouncements

On January 1, 2008, we adopted Statement of Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in Statement of

Accounting Standards No. 13, Accounting for Leases. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 — Inputs that are both significant to the fair value measurement and unobservable.

Our derivative contracts are valued at fair value using significant other observable and unobservable inputs. Such financial instruments consist of primary aluminum, natural gas, and foreign currency contracts. These fair values of these derivative contracts are based upon trades in liquid markets, such as aluminum options. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

We have other derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors such as bid/offer spreads.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2008:

	Level 1	Level 2	Level 3	Total

Derivative assets:
Aluminum swap contracts	$—	$46.1	$—	$46.1
Aluminum option contracts	—	21.5	—	21.5
Pound Sterling forward contract	—	.7	—	.7
Euro dollar forward contracts	—	.6	—	.6
Midwest premium swap contracts	—	—	.1	.1
Natural gas swap contracts	—	.7	—	.7

Total	$—	$69.6	$.1	$69.7

Derivative liabilities:
Aluminum swap contracts	$—	$(15.1)	—	$(15.1)
Aluminum option contracts	—	(.4)	—	(.4)
Pound Sterling forward contract	—	(.3)	—	(.3)
Midwest premium swap contracts	—	—	(.3)	(.3)

Total	$—	$(15.8)	$(.3)	$(16.1)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3

Balance at January 1, 2008:	$—
Total realized/unrealized gains (losses) included in:
Cost of goods sold excluding depreciation expense	(.2)
Purchases, sales, issuances and settlements	—
Transfers in and (or) out of Level 3	—

Balance at March 31, 2008	$(.2)

Total gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivative contracts still held at March 31, 2008:	$(.2)

For all other recently issued and recently adopted accounting pronouncements, see the section “New Accounting Pronouncements” from Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item I of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item I of this Report, we historically have utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates and energy prices.

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

Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to customers. However, in certain instances, we do enter into firm price arrangements. In such instances, we do have price risk on anticipated primary aluminum purchases in respect of the customer orders. Total fabricated products shipments during the quarters ended March 31, 2008 and 2007 for which we had price risk were (in millions of pounds) 60.4 and 49.2, respectively.

During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk was at least as much as our net exposure to primary aluminum price risk at Anglesey. As such, we consider our access to Anglesey production overall to be a “natural” hedge against fabricated products firm metal-price risks. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments and to the extent that firm price contracts from our Fabricated Products segment exceed the Anglesey-related primary aluminum shipments, the Company may use third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.

At March 31, 2008, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the period 2008 through 2012 totaling approximately (in millions of pounds): 2008 — 161; 2009 — 91; 2010 — 88; 2011 — 78 and 2012 — 9.

Foreign Currency.  We from time to time will enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is the Anglesey-related commitment that we fund in Pounds Sterling. We estimate that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the Pound Sterling results in an approximate $.4 million (decrease) increase in our annual pre-tax operating income.

From time to time in the ordinary course of business, we enter into hedging transactions for Pound Sterling. As of March 31, 2008, we had forward purchase agreements for a total of 63.0 million Pounds Sterling for the months of April 2008 through September 2009.

Energy.  We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities, each $1.00 change in natural gas prices (per mmbtu) impacts our annual pre-tax operating results by approximately $4.3 million.

We from time to time in the ordinary course of business enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of March 31, 2008, the Company’s exposure to increases in natural gas prices had been substantially limited for approximately 41% of the natural gas purchases for April 2008 through June 2008, approximately 16% of the natural gas purchases for July 2008 through September 2008, approximately 12% of natural gas purchases for October 2008 through December 2008 and approximately 6% of natural gas purchases for January 2009 through March 2009.

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

Changes in Internal Control Over Financial Reporting.  We had no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

In April 2008, Joseph P. Bellino, the Company’s then Chief Financial Officer, left the Company to pursue other interests. Concurrently, Daniel J. Rinkenberger, the Company’s Treasurer was named Chief Financial Officer. We do not believe that this change had any material impact on the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2007 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2007.

Item 1A.	Risk Factors.

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007 for information concerning risk factors. There have been no material changes in the risk factors since December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1		Summary of the Kaiser Aluminum Fabricated Products 2008 Short-Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).
10.2		2008 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).
10.3		2008 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).
10.4		Kaiser Aluminum Corporation 2008 - 2010 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaiser Aluminum Corporation

/s/  Daniel J. Rinkenberger
Daniel J. Rinkenberger
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/  Lynton J. Rowsell
Lynton J. Rowsell
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 8, 2008

INDEX TO EXHIBITS

Exhibit
Number		Description

10.1		Summary of the Kaiser Aluminum Fabricated Products 2008 Short-Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).
10.2		2008 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).
10.3		2008 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).
10.4		Kaiser Aluminum Corporation 2008 - 2010 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).
*31	.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.