Form 10-Q
period 2008-06-30
KAISER ALUMINUM CORP
filed 2008-08-07
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission file number 0-52105
KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation) 27422 PORTOLA PARKWAY, SUITE 350, FOOTHILL RANCH, CALIFORNIA (Address of principal executive offices)	94-3030279 (I.R.S. Employer Identification No.) 92610-2831 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐
     As of July 31, 2008, there were 20,617,607 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In millions of dollars, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27.4	$68.7
Receivables:
Trade, less allowance for doubtful receivables of $1.0 and $1.4 at June 30, 2008 and December 31, 2007, respectively	114.4	96.5
Due from affiliate	—	9.5
Other	8.3	6.3
Inventories	238.2	207.6
Prepaid expenses and other current assets	82.6	66.0

Total current assets	470.9	454.6
Investments in and advances to unconsolidated affiliate	44.5	41.3
Property, plant, and equipment — net	253.3	222.7
Net assets in respect of VEBAs	134.8	134.9
Deferred tax assets — net	232.8	268.6
Other assets	76.5	43.1

Total	$1,212.8	$1,165.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72.3	$70.1
Accrued salaries, wages, and related expenses	31.8	40.1
Other accrued liabilities	38.9	36.6
Payable to affiliate	11.3	18.6

Total current liabilities	154.3	165.4
Long-term liabilities	57.5	57.0

	211.8	222.4

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01, 45,000,000 shares authorized at both June 30, 2008 and December 31, 2007; 20,619,903 shares issued and outstanding at June 30, 2008; 20,580,815 shares issued and outstanding at December 31, 2007
	.2	.2
Additional capital	953.2	948.9
Retained earnings	169.3	116.1
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 4,845,465 shares at both June 30, 2008 and December 31, 2007	(116.4)	(116.4)
Accumulated other comprehensive income (loss)	(5.3)	(6.0)

Total stockholders’ equity	1,001.0	942.8

Total	$1,212.8	$1,165.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$413.5	$385.1	$812.5	$777.3

Costs and expenses:
Cost of products sold, excluding depreciation	352.0	314.0	660.5	651.1
Depreciation and amortization	3.7	2.7	7.2	5.3
Selling, administrative, research and development, and general	19.7	19.2	38.5	38.2
Other operating (benefits) charges, net	.1	(13.5)	.2	(12.3)

Total costs and expenses	375.5	322.4	706.4	682.3

Operating income	38.0	62.7	106.1	95.0
Other income (expense):
Interest expense	(.3)	(.6)	(.5)	(1.2)
Other income (expense), net	.6	1.1	1.2	2.3

Income before income taxes	38.3	63.2	106.8	96.1
Provision for income taxes	(15.5)	(28.5)	(44.9)	(44.3)

Net income	$22.8	$34.7	$61.9	$51.8

Earnings per share — Basic:
Net income per share	$1.14	$1.73	$3.09	$2.59

Earnings per share — Diluted :
Net income per share	$1.12	$1.71	$3.04	$2.56

Weighted average number of common shares outstanding (000):
Basic	20,042	20,013	20,034	20,007

Diluted	20,409	20,237	20,391	20,209

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA	Accumulated
					Subject to	Other
	Common	Common	Additional	Retained	Transfer	Comprehensive
	Shares	Stock	Capital	Earnings	Restriction	Income (Loss)	Total
	(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2007	20,580,815	$.2	$948.9	$116.1	$(116.4)	$(6.0)	$942.8
Net income	—	—	—	61.9	—	—	61.9
Foreign currency translation adjustment	—	—	—	—	—	.7	.7

Comprehensive income							62.6
Equity compensation recognized by an unconsolidated affiliate	—	—	.3	—	—	—	.3
Capital distribution by unconsolidated affiliate to its parent company	—	—	(1.5)	—	—	—	(1.5)
Issuance of non-vested shares to employees	51,970	—	—	—	—	—	—
Issuance of common shares to directors	3,689	—	.2	—	—	—	.2
Cancellation of employee non-vested shares	(9,677)	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(6,894)	—	(.5)	—	—	—	(.5)
Cash dividends on common stock	—	—	—	(8.7)	—	—	(8.7)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	.2	—	—	—	.2
Amortization of unearned equity compensation	—	—	5.6	—	—	—	5.6

BALANCE, June 30, 2008	20,619,903	$.2	$953.2	$169.3	$(116.4)	$(5.3)	$1,001.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$61.9	$51.8
Adjustments to reconcile net income to net cash provided by operating activities:
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	32.2
Depreciation and amortization (including deferred financing costs of $.1 and $.3, respectively)	7.3	5.6
Deferred income taxes	35.8	.1
Non-cash equity compensation	5.8	4.5
LIFO charges net of non-cash benefit in Other operating (benefits) charges, net	30.3	(2.9)
Non-cash unrealized gains on derivative positions	(37.8)	(.5)
Other non-cash changes in assets and liabilities	.2	.1
Equity income of unconsolidated affiliate	(4.4)	(19.8)
Changes in assets and liabilities:
Increase in trade and other receivables	(10.4)	(17.7)
Increase in inventories, excluding LIFO charges	(61.2)	(7.9)
(Increase) decrease in prepaid expenses and other current assets	(2.0)	7.8
Increase (decrease) in accounts payable	2.8	(8.9)
Decrease in other accrued liabilities	(15.3)	(1.1)
(Decrease) increase in payable to affiliate	(7.3)	3.0
Increase (decrease) in accrued income taxes	.8	(.1)
Net cash impact of changes in long-term assets and liabilities	(1.6)	2.6
Other	(0.1)	.1

Net cash provided by operating activities	4.8	48.9

Cash flows from investing activities:
Capital expenditures, net of change in accounts payable of $(.6) and $1.0, respectively	(38.3)	(27.7)
Decrease in restricted cash	(.1)	—

Net cash used by investing activities	(38.4)	(27.7)

Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	.2	—
Cancellation of common stock to cover employee tax withholding upon vesting of equity awards	(.5)	(.3)
Cash dividend paid to stockholders	(7.4)	—

Net cash used by financing activities	(7.7)	(.3)

Net (decrease) increase in cash and cash equivalents during the period	(41.3)	20.9
Cash and cash equivalents at beginning of period	68.7	50.0

Cash and cash equivalents at end of period	$27.4	$70.9

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
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.
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
     Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
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
     In certain circumstances, based on the terms of certain sales contracts which provide for periodic, such as quarterly or annual, billing throughout the contract, the Company may recognize revenue prior to billing the customer. At June 30, 2008 and December 31, 2007, the Company had $8.3 and $1.9 of unbilled receivables respectively, included within Trade receivables on the Company’s Consolidated Balance Sheets. A provision for estimated sales returns from and allowances to customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.
     On June 30, 2008, the Company announced a surcharge on all new orders and new contracts of fabricated aluminum products in an effort to reduce exposure to rising costs for natural gas, electricity and diesel fuel beginning July 1, 2008. The surcharge is based on a calculation tied to indices provided by the U.S. Department of Energy. The Company will record the surcharge as revenue when the revenue recognition criteria are met as stated above.
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
     Diluted earnings per share is computed by dividing earnings by the sum of (a) the weighted average number of common shares outstanding during the period and (b) the dilutive effect of potential common share equivalents consisting of non-vested common shares, restricted stock units, performance shares, and stock options (see Note 14).
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation, collateral for certain letters of credit and other agreements totaling $16.0 and $15.9 at June 30, 2008 and December 31, 2007, respectively. Of the restricted cash balance, $1.5 was considered short term and was included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at both June 30, 2008 and December 31, 2007; $14.5 and $14.4 were considered long term and were included in Other assets on the Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively (see Note 6).
     Stock-Based Employee Compensation. During the first half of 2008, the Company granted performance shares to executive officers and other key employees under a long term incentive program for 2008 through 2010 (the “2008 — 2010 LTI Program”). These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance measured over the three year performance period. The EVA is a measure of the excess of the Company’s pretax operating income for a particular year over a pre-determined percentage of the net assets of the immediately preceding year, as defined in the 2008 — 2010 LTI Program. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares in 2011 will depend on the average annual EVA achieved for the three year performance period. The Company accounts for these awards at fair value in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS No. 123R”). The fair value is measured based on the most probable outcome of the performance condition which is estimated quarterly using the Company’s plan and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the three year performance period on a ratable basis. During the quarter and six months ended June 30, 2008, $.5 and $.7 were recognized, respectively, in connection with the performance shares (see
Note 10).
     Realization of excess tax benefits. Beginning on January 1, 2008, the Company made an accounting policy election to follow the tax law ordering approach in assessing the realization of excess tax benefits upon vesting of non-vested share awards and performance shares, exercising of stock options and payment of dividends on non-vested share awards and performance shares expected to vest. Under the tax law ordering approach, realization of excess tax benefits is determined based on the ordering provisions of the tax law. Current year deductions, which include the tax benefits from current year equity award activities, are used first before using the Company’s net operating loss (“NOL”) carryforwards from prior years. Under this method, Additional capital would be credited when an excess tax benefit is realized, creating an additional paid in capital pool (“APIC pool”), to absorb potential future tax deficiencies resulting from vesting of non-vested share awards and performance shares and from the exercising of stock options. During the quarter ended June 30, 2008, the Company recorded $.1 of excess tax benefit relating to the vesting of non-vested shares to Additional capital.
     Adoption of Emerging Issues Task Force Issue(“EITF”) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11"). Beginning January 1, 2008, the Company adopted EITF 06-11. In accordance with the EITF, the Company records a credit to Additional capital for tax deductions resulting from a dividend and dividend equivalent payment on non-vested share awards the Company expects to vest. During the quarter ended June 30, 2008, the Company recorded $.1 in Additional capital in connection with the tax deductions resulting from dividends and dividend equivalents paid on non-vested share awards the Company expected to vest.
     Adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, (“SFAS No. 159"). On January 1, 2008, the Company adopted SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The Company already records derivative contracts at fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The adoption of SFAS No. 159 had no impact on the consolidated financial statements as management did not elect the fair value option for any other financial instruments or any other financial assets and financial liabilities.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Fair Value Measurements. On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in Statement of Financial Accounting Standards No. 13, Accounting for Leases. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
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
     The Company’s derivative contracts are valued at fair value using significant other observable and unobservable inputs. Such financial instruments consist of primary aluminum, natural gas, and foreign currency contracts. The fair values of majority of these derivative contracts are based upon trades in liquid markets, such as aluminum options. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
     The Company has some derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors such as bid/offer spreads.
     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$47.1	$—	$47.1
Aluminum option contracts	—	24.4	—	24.4
Pound Sterling forward contract	—	1.5	—	1.5
Euro dollar forward contracts	—	.5	—	.5
Midwest premium swap contracts	—	—	.1	.1
Natural gas swap contracts	—	3.6	—	3.6

Total	$—	$77.1	$.1	$77.2

Derivative liabilities:
Aluminum swap contracts	$—	$(17.4)	—	$(17.4)
Aluminum option contracts	—	(.3)	—	(.3)
Pound Sterling forward contract	—	(.1)	—	(.1)
Krona forward contract	—	(.2)	—	(.2)
Midwest premium swap contracts	—	—	(.8)	(.8)

Total	$—	$(18.0)	$(.8)	$(18.8)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2008:	$—
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	.7
Purchases, sales, issuances and settlements	—
Transfers in and (or) out of Level 3	—

Balance at June 30, 2008	$.7

Total losses included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at June 30, 2008:	$.7

     New Accounting Pronouncements. Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) was issued in December 2007. SFAS No. 141R establishes principles and requirements for how the acquiror of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance on how the acquiror should recognize and measure the goodwill acquired in the business combination and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company in its fiscal year beginning January 1, 2009. Most of the requirements of SFAS No. 141R are only to be applied prospectively to business combinations entered into on or after January 1, 2009.
     Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”) was issued in December 2007. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2009. The Company does not currently expect SFAS No. 160 to have a material impact on the Company’s consolidated financial statements.
     Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133 (‘SFAS No. 161”) was issued in March 2008. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial statements.
     Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principle (“SFAS No. 162”) was issued in May 2008. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Auditing Standards Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company currently does not expect SFAS No. 162 to have any material impact on its consolidated financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) was issued in June 2008. The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. FSP EITF 03-6-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial statements.
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
     Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Fabricated Products segment —
Finished products	$68.6	$68.6
Work in process	88.7	76.9
Raw materials	67.2	49.5
Operating supplies and repairs and maintenance parts	12.9	12.5

	237.4	207.5

Primary Aluminum segment —
Primary aluminum	.8	.1

	$238.2	$207.6

     The Company recorded net non-cash LIFO charges of approximately $16.2 and $30.6 during the quarter and six months ended June 30, 2008, respectively. The Company recorded net non-cash LIFO benefit (charge) of approximately $6.0 and ($2.0) during the quarter and six months ended June 30, 2007, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.
     The Company has a larger volume of raw materials, work in process, and finished products than its long-term historical average, and the price for such goods reflected in the opening inventory balance at the Company’s emergence from chapter 11 bankruptcy on July 6, 2006, given the application of fresh start accounting, is higher than long term historical averages. As such, with the inevitable ebb and flow of business cycles, non-cash LIFO charges will result when inventory levels drop and potential lower of cost and market adjustments will result when inventory levels drop and margins compress. Such adjustments could be material to results in future periods.
3. Investment In and Advances To Unconsolidated Affiliate
     The Company has a 49% ownership interest in Anglesey, which owns an aluminum smelter at Holyhead, Wales. The Company accounts for its 49% ownership in Anglesey using the equity method. The Company’s equity in income before income taxes of Anglesey is treated as a reduction or increase in cost of products gross of the Company’s share of United Kingdom corporation tax. The income tax effects of the Company’s equity in income are included in the Company’s income tax provision.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. For Anglesey to be able to continue its aluminum reduction operations past September 2009, when its current power contract expires, Anglesey will have to secure power at prices that make its aluminum reduction operation viable. No assurances can be provided that Anglesey will be successful in this regard. In addition, given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash anticipated to be available for future cash requirements, Anglesey removed the temporary suspension of dividends in 2007 until July 2008, when dividends were again suspended as Anglesey assesses the impact of the rectifier failure and resulting fire described more fully below and the anticipated timing of Anglesey’s return to full production and recovery of insurance proceeds. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows: 2007— $14.3, 2006 — $11.8, 2005 — $9.0, 2004 — $4.5, and 2003 — $4.3. Additionally, in April 2008, the Company received a dividend of $3.9 in respect of the Company’s ownership interest resulting in a reduction of Investments in and advances to unconsolidated affiliate. No assurance can be given that Anglesey will not suspend dividends again in the future.
     The following table shows a summary of Anglesey’s selected operating results for the quarters and six month periods ended June 30, 2008 and 2007:

	Quarter		Six months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net sales	$91.7	$105.4	$181.2	$206.1

Gross profit	$7.1	$22.7	$17.7	$50.2

Net income	$5.0	$16.2	$12.1	$35.6

Company’s equity income(1)	$3.2	$12.8	$6.5	$18.0

(1)	The Company’s equity income differs from 49% of the summary net income due to equity method accounting adjustments and applying GAAP.
     At June 30, 2008 and December 31, 2007, the receivables from Anglesey were zero and $9.5, respectively.
     As a result of fresh start accounting, the Company decreased its investment in Anglesey upon emergence from chapter 11 bankruptcy on July 6, 2006 (see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). The $11.6 difference between the Company’s share of Anglesey’s equity and the investment amount reflected in the Company’s balance sheet is being amortized (included in Cost of products sold) over the period from July 2006 to September 2009, the end of the current power contract. The non-cash amortization was approximately $.9 and $1.8 for the quarter and six months ended June 30, 2008. At June 30, 2008, the remaining unamortized amount was $4.5.
     In the six months ended June 30, 2008, the Company recorded a $.3 charge for share-based equity compensation for employees of Anglesey who participate in the employee share savings plan of its parent (“Rio Tinto”). This charge has been recognized as a reduction in the equity in earnings of Anglesey for the six months ended June 30, 2008. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18"), this transaction has been accounted for as a capital transaction of Anglesey. As a result, the Company increased its Additional capital for the six months ended June 30, 2008 by $.3 rather than adjust its Investment in and advances to unconsolidated affiliate.
     In accordance with a separate agreement between Anglesey and Rio Tinto, Anglesey is required to pay to Rio Tinto, in cash, an amount equal to the difference between the share price on the date shares are purchased under the Rio Tinto employee share savings plan and the amount paid by the employees of Anglesey to purchase the shares under the Rio Tinto employee share savings plan. During the first half of 2008, Anglesey made payments of $3.0 to Rio Tinto under this agreement. In accordance with APB No. 18, this payment has been accounted for as a capital distribution resulting in a reduction of $1.5 in both the Company’s Additional capital and the value of its investment in Anglesey on the balance sheet.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating at one third of its production capacity during the latter half of June and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Anglesey has property damage and business interruption insurance policies in place and expects to recover (net of applicable deductibles) the incremental costs and any loss of margin (assuming production that will be lost due to the outage sold at primary aluminum prices that would have been applicable on such volume) due to business interruption through its insurance coverage. The timing of such insurance recovery is uncertain. As such, no expected insurance recovery was recorded during the quarter ended June 30, 2008. Anglesey restarted production on the non-operating portion of the first of two potlines at the smelter in late July and expects to be back to full production in late November after completion of switchyard repairs and following receipt of final reports in regard to the cause of the transformer failure (see additional discussion included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report).
4. Conditional Asset Retirement Obligations
     The Company has conditional asset retirement obligations (“CAROs”) at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings, or piping) at certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no material CARO would be triggered for 20 or more years.
     The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the six months ended June 30, 2008. However, there was a revision to the estimated timing for certain future contingent costs during the quarter ended June 30, 2008 that resulted in a $.1 charge to Net income. In addition, the Company’s results for both the six months ended June 30, 2008 and 2007 included an incremental accretion of the estimated liability of $.1 (recorded in Cost of products sold). The estimated fair value of the CAROs at June 30, 2008 was $3.2.
     Anglesey (see Note 3) also recorded CARO liabilities of approximately $24.0 in its financial statements in prior years. The United Kingdom generally accepted accounting principles treatment applied by Anglesey was not consistent with the principles of Statement of Accounting Standards No. 143, Accounting for Asset Retirement Obligations or Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Accordingly, the Company adjusted Anglesey’s recording of the CARO to comply with GAAP treatment. The Company adjusted its equity in earnings for Anglesey for the quarters ended June 30, 2008 and 2007 by $.3 and $.4, respectively, and for the six months ended June 30, 2008 and 2007 by $.7 and $.6, respectively, to reflect the impact of applying GAAP with respect to the Anglesey CARO liability.
     For purposes of the Company’s fair value estimates with respect to the CARO liabilities, a credit adjusted risk free rate of 7.5% was used.
5. Property, Plant, and Equipment
     The major classes of property, plant, and equipment are as follows:

	June 30,	December 31,
	2008	2007
Land and improvements	$12.9	$12.9
Buildings	25.6	25.2
Machinery and equipment	176.4	168.7
Construction in progress	62.6	33.0

	277.5	239.8
Accumulated depreciation	(24.2)	(17.1)

Property, plant, and equipment, net	$253.3	$222.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At June 30, 2008, the major components of Construction in progress were as follows:

June 30,
2008
Heat treat expansion project (Spokane, Washington facility)	$20.7
Rod, bar, and tube value stream investments (including facility in Kalamazoo, Michigan)	18.3
Tennalum expansion project (Jackson, Tennessee facility)	5.2
Other	18.4

Total Construction in progress	$62.6

     At December 31, 2007, the Construction in progress balance was primarily related to the heat treat expansion project at the Company’s Spokane, Washington facility.
     For the quarter and six months ended June 30, 2008, the Company recorded depreciation expense of $3.7 and $7.2, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the quarter and six months ended June 30, 2007, the Company recorded depreciation expense of $2.7 and $5.3, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate segment for all periods.
6. Supplemental Balance Sheet Information
     Trade Receivables. Trade receivables were comprised of the following:

	June 30,	December 31,
	2008	2007
Billed trade receivables	$107.1	$96.0
Unbilled trade receivables (Note 1)	8.3	1.9

	115.4	97.9
Allowance for doubtful receivables	(1.0)	(1.4)

	$114.4	$96.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets were comprised of the following:

	June 30,	December 31,
	2008	2007
Current derivative assets (Note 12)	$16.1	$1.5
Current deferred tax assets	59.2	59.2
Short term restricted cash	1.5	1.5
Prepaid expenses	5.8	3.8

Total	$82.6	$66.0

     Other Assets. Other assets were comprised of the following:

	June 30,	December 31,
	2008	2007
Derivative assets (Note 12)	$61.1	$27.6
Restricted cash	14.5	14.4
Other	.9	1.1

Total	$76.5	$43.1

     Other Accrued Liabilities. Other accrued liabilities were comprised of the following:

	June 30,	December 31,
	2008	2007
Current derivative liabilities (Note 12)	$14.5	$6.6
Accrued income taxes and other taxes payable	3.7	2.2
Accrued bank overdraft — see below	2.6	5.4
Dividend payable	5.0	3.7
Accrued annual VEBA contribution	—	8.8
Accrued freight	3.3	2.1
Environmental accrual	3.3	1.7
Other	6.5	6.1

Total	$38.9	$36.6

     The accrued bank overdraft balance at June 30, 2008 and December 31, 2007 represents uncleared cash disbursements.
     Long-term Liabilities. Long-term liabilities were comprised of the following:

	June 30,	December 31,
	2008	2007
Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) income tax liabilities	$27.3	$26.5
Workers’ compensation accruals	15.3	17.2
Environmental accruals	5.0	6.0
Derivative liabilities (Note 12)	4.3	1.9
Asset retirement obligations	3.2	3.0
Other long term liabilities	2.4	2.4

Total	$57.5	$57.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Secured Debt and Credit Facilities
     On July 6, 2006, the Company and certain subsidiaries of the Company entered into a Senior Secured Revolving Credit Agreement with a group of lenders providing for a $200.0 revolving credit facility (the “Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. Under the Revolving Credit Facility, the Company is able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of a stated amount, initially $200.0, and a borrowing base comprised of eligible accounts receivable, eligible inventory, and certain eligible machinery, equipment, and real estate, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased to $275.0 at the request of the Company. During the fourth quarter of 2007, the conditions were met and the Company and the lenders amended the Revolving Credit Facility, effective December 10, 2007, to increase the stated amount of the credit facility from $200.0 to $265.0.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default set forth in the agreement, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations, and warranties. The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its U.S. operating subsidiaries that are also borrowers thereunder. The Revolving Credit Facility places restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business. At June 30, 2008, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     At June 30, 2008, the Company had up to $265.0 for borrowing and letters of credit under the Revolving Credit Facility, of which $12.6 of letters of credit were outstanding, leaving $252.4 available for additional borrowing and letters of credit.
8. Income Tax Matters
     Tax Provision. The provision for income taxes for the quarters and six month periods ended June 30, 2008 and 2007 consisted of:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Domestic	$12.6	$22.3	$38.8	$33.5
Foreign	2.9	6.2	6.1	10.8

Total	$15.5	$28.5	$44.9	$44.3

     The income tax provision for the six months ended June 30, 2008 was $44.9, with an effective tax rate of 42.0%. The effective tax rate of 42.0% was impacted by several factors including:
•	The Company’s equity in income before income taxes of Anglesey is treated as a reduction or increase in Cost of products sold excluding depreciation. The income tax effects of the Company’s equity in income are included in the tax provision. This resulted in $2.9 being included in the income tax provision, increasing the effective tax rate by approximately 2.7%.

•	Unrecognized tax benefits, including interest and penalties, increased the income tax provision by $1.5 and the effective tax rate by approximately 1.4%.

•	The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $.7 currency translation adjustment that was recorded in Accumulated other comprehensive income (loss).

•	Changes in the United Kingdom and Canadian income tax rates and the geographical distribution of income, which reflected the effects of the Anglesey transformer fire.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Although the Company had approximately $981 of tax attributes, including the NOL carryforwards available at December 31, 2006 to offset the impact of future income taxes, the Company did not meet the “more likely than not” criteria for recognition of such attributes primarily because the Company did not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance was first utilized to reduce intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. As of December 31, 2007, the Company concluded that it had met the “more likely than not” criteria for recognition of its deferred tax assets and thus released the vast majority of the valuation allowance at December 31, 2007. In accordance with fresh start accounting, the release of the valuation allowance was taken as an adjustment to Stockholders’ equity rather than through the income statement. The Company maintains a valuation allowance on deferred tax assets that did not meet the “more likely than not” recognition criteria and these assets are primarily state NOL carryforwards that the Company believes will likely expire unused.
     At December 31, 2007, the Company had $897.5 of NOL carryforwards available to reduce future cash payments for income taxes in the United States. Of the $897.5 of NOL carryforwards, $1.0 reflects the excess tax benefits relating to the vesting of employees’ non-vested share awards. Equity will be increased by $1.0 if and when such excess tax benefits are ultimately realized. Such NOL carryforwards expire periodically through 2027. The Company also had $90.1 of other tax attributes, including $88.4 of gross alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax requirements. The remainder consists of general business credits that will expire periodically through 2011.
     In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. As of December 31, 2007, due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, including state NOLs sustained during the prior years and expiring tax benefits, the Company had a valuation allowance of $24.8 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of the valuation allowance will be recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. Valuation allowance adjustments related to post emergence events will flow through the tax provision.
     Foreign taxes primarily represent Canadian income taxes in respect of the Company’s facility in London, Ontario and United Kingdom income taxes in respect of the Company’s ownership in Anglesey. The provision for income tax is based on the projected rate for each applicable period.
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The audit of the Company’s federal income tax return for the 2004 tax year was completed in April of 2008. The results of this examination did not have a material effect on the Company’s financial condition or results of operations. The Canada Revenue Agency audited and issued assessment notices for 1998 through 2001 for which Notices of Objection have been filed. The 2002 to 2004 tax years are currently under audit by the Canada Revenue Agency. The Company does not expect the results of these examinations to have a material effect on its financial condition or results of operations. Certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
     No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiary at June 30, 2008. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company had gross unrecognized tax benefits of $17.1 and $19.7 at June 30, 2008 and December 31, 2007, respectively. The change during the quarter and six months ended June 30, 2008 was primarily due to currency fluctuations and a change in tax positions. The Company recognizes interest, and penalties related to these unrecognized tax benefits in the income tax provision. During the quarter and six months ended June 30, 2008, the Company recognized approximately $.7 and $1.3 in interest and penalties, respectively. During the six months ended June 30, 2008, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $.7 currency translation adjustment that was recorded in Accumulated other comprehensive income (loss), of which $.4 related to gross unrecognized tax benefits and $.3 related to accrued interest and penalties. Additionally, the Company had approximately $11.7 and $10.7 accrued at June 30, 2008 and December 31, 2007, respectively, for interest and penalties which were included in Long-term liabilities in the balance sheet. The Company does not expect any material changes in its gross unrecognized tax benefits within the next twelve months.
     A summary of activities with respect to the gross unrecognized tax benefits for the six months ended June 30, 2008 is as follows:

Gross unrecognized tax benefits at December 31, 2007(1)	$19.7
Gross increases for tax positions of prior years	.2
Gross decreases for tax positions of current years	(2.4)
Settlements	—
Foreign currency translation	(.4)

Gross unrecognized tax benefits at June 30, 2008(2)	$17.1

(1)	Of the $19.7, $15.8 was recorded as a FIN 48 liability on the balance sheet in Long-term liabilities and $3.9 is offset by NOL carryforwards and indirect tax benefits. If and when the $19.7 ultimately is recognized, $15.8 will go through the Company’s income tax provision and thus affect the effective tax rate in future periods.

(2)	Of the $17.1, $15.6 was recorded as a FIN 48 liability on the balance sheet in Long-term liabilities and $1.5 is offset by NOL carryforwards and indirect tax benefits. If and when the $17.1 ultimately is recognized, $15.6 will go through the Company’s income tax provision and thus affect the effective tax rate in future periods.
9. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steelworkers and International Association of Machinists and certain other unions at six of our production facilities. This obligation came into existence in December 2006 for four of our production facilities upon the termination of four defined benefit plans. The arrangement for the other two locations came into existence during the first quarter of 2005. The Company currently estimates that contributions will range from $1 to $3 per year.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at these production facilities ranging from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age. This arrangement came into existence in December 2004 for two production facilities upon the termination of one defined benefit plan. The arrangement for the other three locations came into existence during December 2006. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	A defined benefit plan for our salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	A defined contribution savings plan for salaried and non-bargaining unit hourly employees providing for a match of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that contributions to such plan will range from $1 to $3 per year.

•	A non-qualified defined contribution plan for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations imposed by the Internal Revenue Code.
     Postretirement Medical Obligations. As a part of the Company’s reorganization efforts, the Company’s postretirement medical plan was terminated in 2004. Participants were given the option of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), with the Company’s filing of its plan of reorganization as the qualifying event, or participation in the applicable (Union or Salaried) VEBA. Qualifying bargaining unit employees who do not, or are not eligible to, elect COBRA coverage are covered by the Union VEBA. The Salaried VEBA covers all other retirees including employees who retired prior to the 2004 termination of the prior plan or who retire with the required age and service requirements so long as their employment commenced prior to February 2002. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
     Upon the Company’s emergence from chapter 11 bankruptcy on July 6, 2006, both the Salaried VEBA and the Union VEBA had rights to receive shares of the Company’s newly issued common stock (see Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). The Salaried VEBA sold all of its shares during 2006. The Union VEBA sold a portion of its shares throughout 2006 and 2007. As of June 30, 2008, the Union VEBA owns approximately 23.5% of the Company’s outstanding common stock.
     As of the date of filing of this Report, the Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution which, with respect to the Union VEBA terminates for periods beginning after December 31, 2012. The amount to be contributed to the VEBAs through 2012 is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable upon the earlier of (a) 120 days following the end of fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with the SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements). At December 31, 2007, the Company had preliminarily determined that $8.8 was owed to the VEBAs under this arrangement which was recorded in Other accrued liabilities in the Company’s consolidated balance sheet and a corresponding increase in Net assets in respect of VEBAs. In March 2008, $8.4 was paid to the VEBAs based on the final calculation of the amount owed under the agreement and the remaining $.4 of the accrual at the end of December 31, 2007 was released with a corresponding reduction in Net assets in respect of VEBAs.
     For accounting purposes, after discussions with the staff of the SEC, the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. While the Company’s only obligation to the VEBAs is to pay the annual variable contribution amount and the Company has no control over the plan assets, the Company nonetheless accounts for net periodic postretirement benefit costs in accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits other than Pensions and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Components of Net Periodic Benefit Cost and Cash Flow and Charges. The following tables present the components of net periodic benefit cost for the quarters and six month periods ended June 30, 2008 and 2007:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
VEBAs:
Service cost	$.4	$.3	$.9	$.7
Interest cost	4.3	3.9	8.5	7.8
Expected return on plan assets	(5.2)	(4.9)	(10.3)	(9.8)
Amortization of prior service cost	.2	—	.4	—
Amortization of net loss	.1	—	.2	—

	(.2)	(.7)	(.3)	(1.3)
Defined contributions plans	2.8	2.2	6.0	5.1

	$2.6	$1.5	$5.7	$3.8

     The following tables present the allocation of these charges:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Fabricated Products segment	$2.5	$1.4	$5.2	$3.3
Corporate and Other segment	.1	.1	.5	.5

	$2.6	$1.5	$5.7	$3.8

     For all periods presented, substantially all of the Fabricated Products segment’s related charges are in Cost of products sold, excluding depreciation, with the balance being in Selling, administrative, research and development and general expense.
     See Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for key assumptions used with respect to the Company’s pension plans and key assumptions made in computing the net obligation of each VEBA.
10. Employee Incentive Plans
     Short term incentive plans
     The Company has a short term incentive compensation plan for senior management and certain salaried employees payable in cash which is based primarily on EVA of our core Fabricated Products business, adjusted for certain safety and performance factors. Most of our production facilities have similar programs for both hourly and salaried employees.
     Long term incentive plans
     General. On July 6, 2006, the 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”) became effective. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016. No grants will be made after that date, but all grants made on or prior to that date will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, upon its effectiveness 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan.
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for the quarters and six month periods ended June 30, 2008 and 2007 were as follows:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Service-based vested and non-vested common shares and restricted stock units	$2.8	$2.4	$5.0	$4.4
Performance shares	.5	—	.7	—
Service-based stock options	—	.1	.1	.1

Total compensation charge	$3.3	$2.5	$5.8	$4.5

     At June 30, 2008, 1,469,400 common shares were available for additional awards under the Equity Incentive Plan.
     Non-vested Common Shares, Restricted Stock Units, and Performance Shares. In March 2008, the Company granted 39,354 non-vested common shares, 702 restricted stock units and 96,480 performance shares to executive officers and other key employees under the 2008 — 2010 LTI Program.
     During the quarter ended June 30, 2008, the Company granted 3,629 non-vested common shares to two executive officers and a key employee. In addition, the Company granted 5,106 performance shares to an executive officer and a key employee under the 2008 — 2010 LTI Program. Also in June 2008, the Company granted 8,568 non-vested common shares to its non-employee directors and an additional 3,689 shares of common stock to non-employee directors who elected to receive shares of common stock in lieu of all or a portion of their annual cash retainers.
     The non-vested common shares granted to executive officers are subject to a vesting requirement that lapses on March 3, 2011. With the exception of the non-vested common shares granted to a key employee in April 2008, the non-vested common shares granted to other key employees vest one-third on each of the first, second and third anniversaries of the grant date. The non-vested common shares granted to a key employee in April 2008 vest one-third on the first anniversary of the grant date and one third on each of March 3, 2010 and March 3, 2011. The non-vested common shares granted to non-employee directors are subject to a one year vesting requirement that lapses on June 4, 2009. The total grant date fair value of the shares issued, after assuming a forfeiture rate, is being amortized to expense over the various vesting period on a ratable basis.
     The restricted stock units have rights similar to the rights of non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. The restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. The grant date fair value of the restricted stock units issued, after assuming a forfeiture rate, is being amortized to expense over the vesting period on a ratable basis.
     The performance shares are subject to performance requirements pertaining to the Company’s average annual EVA measured over a three year performance period, 2008 through 2010. EVA is a measure of the Company’s pretax operating income for a particular year over a pre-determined percentage of net assets of the immediately preceding year, as defined in the 2008 — 2010 LTI Program. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares in 2011 will depend on the average annual EVA achieved during the three year performance period. The Company accounts for these awards at fair value in accordance with SFAS No. 123R. The total fair value to be recognized as compensation expense has been estimated based on the most probable outcome of the performance condition which is evaluated quarterly using the Company’s plan and actual results. The total fair value, based on the Company’s best estimate as of June 30, 2008, after assuming an estimated forfeiture rate, is being amortized to expense over the requisite service period of three years on a ratable basis.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of the non-vested common shares, restricted stock units, and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the six months ended June 30, 2008 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighed-
		Average		Average
		Grant-Date		Grant-Date
		Fair Value		Fair Value
	Shares	per Share	Units	per Unit
Outstanding at January 1, 2008	549,071	$46.36	3,727	$68.09
Granted	51,551	72.21	702	74.82
Vested	(26,189)	56.71	(419)	80.01
Forfeited	(9,677)	77.77	—	—

Outstanding at June 30, 2008	564,756	$47.70	4,010	$68.02

     A summary of the activity with respect to the performance shares for the six months ended June 30, 2008 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at January 1, 2008	—	$—
Granted	101,586	74.45
Vested	—	—
Forfeited	(9,994)	74.82

Outstanding at June 30, 2008	91,592	$74.41

     For the six months ended June 30, 2007, 61,662 non-vested common shares were granted to employees and non-employee directors and 1,260 shares of restricted stock units were granted to employees at the weight average grant date fair value per share of $79.31 and $80.01, respectively. The total fair value of non-vested common shares that vested during the six months ended June 30, 2007 was $.5.
     Under the Equity Incentive Plan, the Company allows participants to elect to have the Company withhold common shares to satisfy statutory tax withholding obligations arising in connection with non-vested shares, restricted stock units, stock options, and performance shares. When the Company withholds the shares, it is required to remit to the appropriate taxing authorities the fair value of the shares withheld and such shares are cancelled immediately. During the six months ended June 30, 2008, 6,894 of such common shares were cancelled as a result of statutory tax withholding.
     As of June 30, 2008, there was $11.5 of unrecognized compensation cost related to the non-vested common shares and the restricted stock units and $5.7 of unrecognized compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 1.5 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.7 years.
     Stock Options. As of June 30, 2008, the Company had 22,077 outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 and have a contractual life of ten years. The options vested one-third on April 3, 2008 and will vest one third on each of the second and third anniversary of the grant date. The weighted average fair value of the options granted was $39.90. No new options were granted during the six months ended June 30, 2008.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of each of the Company’s stock option awards was estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed on a straight line basis over the vesting period of the stock options. Due to the Company’s short trading history for its common shares following emergence from chapter 11 bankruptcy on July 6, 2006, expected volatility could not be reliably calculated based on the historical volatility of the common shares. As such, the Company determined volatility for use in the Black-Sholes option-pricing model using the volatility of the stock of a number of similar public companies over a period equal to the expected option life of six years. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option is awarded. The Company uses historical data to estimate employee terminations and the simplified method to estimate the expected option life within the valuation model.
     The significant weighted average assumptions used in determining the grant date fair value of the option awards granted on April 3, 2007 were as follows:

Dividend yield	—%
Volatility rate	45%
Risk-free interest rate	4.59%
Expected option life (years)	6.0
     A summary of the Company’s stock option activity for the six months ended June 30, 2008 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Life	Value
			(In years)	(In millions)
Outstanding at January 1, 2008	25,137	$80.01
Grants	—	—
Forfeited	(3,060)	80.01
Exercise	—	—

Outstanding at June 30, 2008	22,077	$80.01	8.75	$—

Fully vested and expected to vest at June 30, 2008 (assuming a 5% forfeiture rate)	21,341	$80.01	8.75	$—

Exercisable at June 30, 2008	7,356	$80.01	8.75	$—

     At June 30, 2008, there was $.5 of unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 1.8 years.
11. Commitments and Contingencies
     Commitments. The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 12), letters of credit, and guarantees. The Company and its subsidiaries also have agreements to supply alumina to and to purchase aluminum from Anglesey (see Note 3).
     Minimum rental commitments under operating leases at December 31, 2007, were as follows: years ending December 31, 2008 — $3.8; 2009 — $3.5; 2010 — $2.0; 2011 — $.9 and 2012 and thereafter — $.5.
     Environmental Contingencies. The Company and its subsidiaries are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A substantial portion of the Company’s pre-emergence obligations, primarily in respect of non-owned locations, was resolved by the chapter 11 bankruptcy proceedings. Based on the Company’s evaluation of the remaining environmental matters, the Company had environmental accruals totaling $8.3 at June 30, 2008. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $2.4 in 2008, $1.6 in 2009, $1.0 in 2010 , $.9 in 2011, and $2.4 in 2012 and thereafter.
     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.5. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.
     Other Contingencies. The Company and its subsidiaries are party to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with its past and current operations. The Company evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these reserves to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately may be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material adverse impact on its consolidated financial position, operating results, or liquidity.
12. Derivative Financial Instruments and Related Hedging Programs
     In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company has historically entered into derivative transactions from time to time to limit its economic (i.e. cash) exposure resulting from (1) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments for equipment purchases and with respect to its foreign subsidiaries and affiliate. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities (excluding the impact of mark-to-market fluctuations on those contracts discussed below) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash, gains and losses may be recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation.
     The Company’s share of primary aluminum production from Anglesey, at maximum production capacity, is approximately 150 million pounds annually. Because the Company purchases alumina for Anglesey at prices linked to primary aluminum prices, only a portion of the Company’s net revenues associated with Anglesey are exposed to price risk. The Company estimates the maximum net portion of its share of Anglesey production exposed to primary aluminum price risk to be approximately 100 million pounds annually (before considering income tax effects).
     The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the six months ended June 30, 2008 and 2007 that contained fixed price terms were (in millions of pounds) 127.7 and 98.7, respectively.
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
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating at one third of its production capacity during the latter half of June 2008. While Anglesey restarted production on the non-operating portion of the first two potlines at the smelter in late July and expects to be back to full production in late November, Anglesey will operate below its maximum capacity until such time. Anglesey has property damage and business interruption insurance policies in place and expects to recover (net of applicable deductibles) the incremental costs and any loss of margin (assuming production that will be lost due to the outage sold at primary aluminum prices that would have been applicable on such volume) due to business interruption through its insurance coverage. The timing of such insurance recovery is uncertain. However, the Company expects to recover, through its equity income in Anglesey, amounts that preserve the “natural” hedge for its firm price Fabricated Products contracts. Accordingly, the Company does not expect to adjust third party hedging volume for the lower production rate of Anglesey for the latter half of 2008. (See additional discussion included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report).
     At June 30, 2008, the Fabricated Products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last two quarters of 2008 and for the period 2009 through 2012 totaling approximately (in millions of pounds): 2008 — 119.4, 2009 — 96.4, 2010 — 90.2, 2011 — 78.4, and 2012 — 8.9.
     The following table summarizes the Company’s material derivative positions at June 30, 2008:

		Notional
		Amount of
		Contracts	Fair
Commodity	Period	(mmlbs)	Value
Aluminum —
Option purchase contracts	1/2011 through 12/2011	48.9	24.1
Fixed priced purchase contracts	7/2008 through 12/2012	218.0	47.1
Fixed priced sales contracts	7/2008 through 12/2009	108.1	(17.4)
Regional premium swap contracts(a)	7/2008 through 12/2011	309.2	(.7)

		Notional
		Amount of
		Contracts		Fair
Foreign Currency	Period	(mm)		Value
Pounds Sterling —
Fixed priced purchase contracts	7/2008 through 9/2009		£52.5	1.4
Euro —
Fixed priced purchase contracts	7/2008 through 3/2010		€11.4	.5
Krona—
Fixed priced purchase contracts	7/2008 through 9/2009	Kr	37.8	(.2)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Notional
		Amount of
		Contracts	Fair
Energy	Period	(mmbtu)	Value
Natural gas —
Fixed priced purchase contracts(b)	7/2008 through 3/2009	1,730,000	3.6

(a)	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which are incurred on the Company’s purchases of primary aluminum.

(b)	As of June 30, 2008, the Company’s exposure to increases in natural gas prices had been substantially limited for approximately 73% of the natural gas purchases for July 2008 through September 2008, approximately 59% of the natural gas purchases for October 2008 through December 2008, and approximately 32% of natural gas purchases for January 2009 through March 2009.
     The Company currently reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). Included in Net income for the quarter and six months ended June 30, 2008 were realized gains of $7.5 and $9.9, respectively, and unrealized gains of $4.9 and $37.8, respectively. Included in Net income for the quarter and six months ended June 30, 2007 were realized gains of $1.2 and $1.7, respectively, and unrealized gains of $1.9 and $.5, respectively.
13. Other Operating (Benefits) Charges, Net
     Other operating charges, net, for the quarters and six month periods ended June 30, 2008 and 2007, were as follows:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Reimbursement of amounts paid in connection with sale of Company’s interest in and related to Queensland Alumina Limited — Corporate:
AMT (1)	$—	$(7.2)	$—	$(7.2)
Professional fees	—	(1.1)	—	(1.1)
Pension Benefit Guaranty Corporation — Corporate (2)	—	(1.3)	—	(1.3)
Non-cash benefit resulting from settlement of a $5.0 claim by purchaser of the Gramercy, Louisiana alumina refinery and the Company’s interest in Kaiser Jamaica Bauxite Company for payment of $.1 — Corporate	—	—	—	(4.9)
Post-emergence chapter 11-related items — Corporate (3)	.1	.2	.2	2.0
Non-cash charge resulting from Anglesey’s adjustment to increase CARO liability — Primary Aluminum (Note 4)	—	(2.8)	—	—
Non-cash charge related to additional share based compensation recorded by Anglesey — Primary Aluminum (Note 3)	—	(1.7)	—	—
Other	—	.4	—	.2

	$.1	$(13.5)	$.2	$(12.3)

(1)	See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	See Note 12 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to the Company’s reorganization.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Earnings Per Share
     Basic and diluted earnings per share for the quarters and six month periods ended June 30, 2008 and 2007 were calculated as follows:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Numerator:
Net Income	$22.8	$34.7	$61.9	$51.8

Denominator:
Weighted average common shares outstanding	20,042	20,013	20,034	20,007
Effect of dilutive securities:
Non-vested common shares and restricted stock units	367	224	357	202

Weighted average common shares outstanding, assuming full dilution	20,409	20,237	20,391	20,209

Earnings per share:
Basic	$1.14	$1.73	$3.09	$2.59
Diluted	$1.12	$1.71	$3.04	$2.56
     Options to purchase 22,077 common shares at an average exercise price per share of $80.01 were outstanding at June 30, 2008. 653,002 and 574,800 non-vested common shares and restricted stock units were outstanding at June 30, 2008 and 2007, respectively. 91,592 performance shares were outstanding at June 30, 2008. Diluted income per share reflects the potential dilutive effect of options to purchase common shares, non-vested common shares, restricted stock units, and performance shares using the treasury stock method.
     The following were excluded from the weighted average diluted shares computation for the quarters and six month periods ended June 30, 2008 and 2007 as their inclusion would have been anti-dilutive:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Options to purchase common shares	22,077	25,137	22,077	25,137
Non-vested common shares and restricted stock units	285,619	351,298	296,403	372,782

Total excluded	307,696	376,435	318,480	397,919

     Also excluded from the weighted average diluted shares computation for the quarter and six months ended June 30, 2008 were 91,592 performance shares as the performance shares were contingently issuable based on the Company’s performance over a three year period ending December 31, 2010 and the contingency was not met as of June 30, 2008.
     On March 11, 2008, the Company’s Board of Directors declared a dividend of $3.7, or $.18 per common share, to stockholders of record at the close of business on April 25, 2008, which was paid on May 16, 2008. In addition, on May 16, 2008, the Company paid the holders of restricted stock units as of April 25, 2008 a dividend equivalent of $.18 per underlying common share and the holders of performance shares as of April 25, 2008 a dividend equivalent of $.18 per underlying common share with respect to one half of the performance shares. On June 4, 2008, the Company’s Board of Directors declared a dividend of $5.0, or $.24 per common share, to stockholders of record at the close of business on July 25, 2008, which is payable on August 15, 2008.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the second quarter of 2008, the Company’s Board of Directors authorized the repurchase of up to $75 of the Company’s common shares. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The Company currently expects that the authorization will be utilized over a period of up to approximately 18 months, subject to market conditions. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified, extended, or terminated by the Company’s Board of Directors at any time.
15. Segment and Geographical Area Information
     The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey (see Note 3).
     The Company’s continuing operations are organized and managed by product type and include two operating segments of the aluminum industry and the Corporate segment. The aluminum industry segments consists of: Fabricated Products and Primary Aluminum. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including automotive, aerospace and general engineering end-use applications. The Primary Aluminum segment produces, through its investment in Anglesey, commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices, and conducts hedging activities in respect of the Company’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.
     Financial information by operating segment for the quarters and six month periods ended June 30, 2008 and 2007 is as follows:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net Sales:
Fabricated Products	$359.2	$331.1	$708.4	$669.1
Primary Aluminum	54.3	54.0	104.1	108.2

	$413.5	$385.1	$812.5	$777.3

Segment Operating Income:
Fabricated Products(1)	$42.9	$48.1	$82.9	$89.5
Primary Aluminum	8.1	14.2	48.7	18.4
Corporate and Other	(12.9)	(13.1)	(25.3)	(25.2)
Other Operating Benefits (Charges), Net (Note 13)	(.1)	13.5	(.2)	12.3

	$38.0	$62.7	$106.1	$95.0

(1)	Operating results for the quarters ended June 30, 2008 and 2007 include a LIFO inventory charge (benefit) of $16.2 and $(6.0), respectively. Operating results for the six months ended June 30, 2008 and 2007 include LIFO inventory charges of $30.6 and $2.0, respectively.

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Depreciation and Amortization:
Fabricated Products	$3.7	$2.6	$7.2	$5.2
Corporate and Other	—	.1	—	.1

	$3.7	$2.7	$7.2	$5.3

Capital expenditures, net of change in accounts payable:
Fabricated Products	$23.3	$20.3	$38.3	$27.7
Corporate and Other	—	—	—	—

	$23.3	$20.3	$38.3	$27.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2008	2007
Investments in and advances to unconsolidated affiliate:
Primary Aluminum	$44.5	$41.3

Segment assets:
Fabricated Products	$550.6	$486.3
Primary Aluminum(1)	136.3	99.1
Corporate and Other(2)	525.9	579.8

	$1,212.8	$1,165.2

(1)	Primary Aluminum includes the Company’s 49% interest in Anglesey and the Company’s derivative assets.

(2)	Corporate and Other includes all of the Company’s Cash and cash equivalents, Net assets in respect of VEBAs and net deferred income tax assets.

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Income Taxes Paid:
Fabricated Products —
United States	$1.8	$(.1)	$1.9	$(.1)
Canada	.8	1.0	2.0	1.3

	$2.6	$.9	$3.9	$1.2

16. Supplemental cash flow information

	Six Months
	Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of zero and $1.7, respectively	$.4	$1.4

Income taxes paid	$3.9	$1.2

Supplemental disclosure of non-cash transactions:
Removal of transfer restrictions on common shares owned by Union VEBA (Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)	$—	$47.7

Dividend declared and unpaid	$5.0	$3.7

17. Subsequent events
     On June 4, 2008, the Company’s shareholders approved an increase in the number of the Company’s authorized shares of common stock from 45,000,000 shares to 90,000,000 shares. On July 7, 2008, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of its authorized shares of common stock to 90,000,000 shares. Part II, Item 4 of this Report contains additional information with respect to the shareholder vote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1,“Financial Statements”, of this Report.
     This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item, Part II, Item 1A, “Risk Factors” included in this Report and Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007, each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in six sections:
•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations, Commercial Commitments, and Off-Balance-Sheet and Other Arrangements

•	Critical Accounting Estimates

•	New Accounting Pronouncements
     We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for year ended December 31, 2007.
     Unless otherwise noted, this MD&A relates only to results from continuing operations. In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period to period, are (i) particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as fluctuations in underlying metal prices, natural gas prices, and currency exchange rates.
Overview
     We are a leading producer of fabricated aluminum products for aerospace / high strength, general engineering and custom automotive and industrial applications. In addition, we own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates an aluminum smelter in Holyhead, Wales.
     We have two reportable operating segments, Fabricated Products and Primary Aluminum, and a Corporate segment. The Fabricated Products segment is comprised of all of the operations within the fabricated aluminum products industry including our eleven fabrication facilities in North America at the end of June 30, 2008. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications.

     The Primary Aluminum segment produces commodity grade products as well as value-added products such as ingot and billet, for which we receive a premium over normal commodity market prices, and conducts hedging activities in respect of our exposure to primary aluminum price risk.
     Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the markets in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. During 2007 and the first half of 2008, the markets for aerospace and high strength products in which we participate were strong, resulting in higher shipments.
     Changes in primary aluminum prices also affect our Primary Aluminum segment and expected earnings under any firm price fabricated products contracts. However, the impacts of such changes are generally offset by each other or by primary aluminum hedges. Our operating results are also, albeit to a lesser degree, sensitive to changes in prices for power and natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of our sensitivity to changes in market conditions, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risks”, of this Report.
     During the six months ended June 30, 2008, the average London Metal Exchange, or LME, transaction price per pound of primary aluminum was $1.29. During the six months ended June 30, 2007, the average LME transaction price per pound of primary aluminum was $1.26. The average LME price for the quarters ended June 30, 2008 and June 30, 2007 were $1.33 and $1.25, respectively. At July 31, 2008, the LME price was approximately $1.33 per pound.
Management Review of the Quarter Ended June 30, 2008
     Highlights:
•	Fabricated Products segment shipments of 148 million pounds, and Fabricated Products operating income of $42.9 million, with Fabricated Products net sales growth over the second quarter of 2007 of 9%;

•	Consolidated net income of $22.8 million, or $1.12 per diluted share;

•	Announcement of an energy surcharge on all new orders and new contracts of fabricated aluminum products beginning July 1, 2008 that is expected to reduce our exposure to rising costs for natural gas, electricity and diesel fuel;

•	Announcement of a $19 million expansion program that will increase capacity and capabilities through the addition of an extrusion press, heat treat furnace, drawbench and other ancillary equipment capabilities in our Tennalum facility in Jackson, Tennessee;

•	Fire at our Anglesey facility resulting in partial loss of production capacity in our Primary Aluminum segment;

•	Declaration of a dividend of $5.0 million, or $.24 per common share, representing a 33% increase over the prior quarter’s dividend, to stockholders of record at the close of business on July 25, 2008, which will be paid on August 15, 2008; and

•	Announcement of a $75 million stock repurchase plan to commence after July 6, 2008 and which is expected to be utilized over a period of up to approximately 18 months, subject to market conditions.

Results of Operations
Consolidated Selected Operational and Financial Information
     The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and average sales prices).
     The following data should be read in conjunction with our interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2007 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions of dollars, except
	shipments and average sales price)
Shipments (millions of pounds):
Fabricated Products	148.4	137.9	300.2	277.9
Primary Aluminum	36.8	39.4	73.8	78.5

	185.2	177.3	374.0	356.4

Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.42	$2.40	$2.36	$2.41
Primary Aluminum(2)	$1.48	$1.37	$1.41	$1.38
Net Sales:
Fabricated Products	$359.2	$331.1	$708.4	$669.1
Primary Aluminum	54.3	54.0	104.1	108.2

Total Net Sales	$413.5	$385.1	$812.5	$777.3
Segment Operating Income:
Fabricated Products(3)(4)	$42.9	$48.1	$82.9	$89.5
Primary Aluminum(5)	8.1	14.2	48.7	18.4
Corporate and Other	(12.9)	(13.1)	(25.3)	(25.2)
Other Operating Benefits (Charges), Net(6)	(.1)	13.5	(.2)	12.3

Total Operating Income	$38.0	$62.7	$106.1	$95.0
Net Income	$22.8	$34.7	$61.9	$51.8
Capital Expenditures, (net of change in accounts payable)	$23.3	$20.3	$38.3	$27.7

(1)	Average realized prices for the Company’s Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Average realized prices for the Company’s Primary Aluminum segment exclude hedging revenues.

(3)	Fabricated Products segment operating results for the quarter and six month periods ended June 30, 2008 include a non-cash Last-in, first-out (“LIFO”) inventory charge of $16.2 million and $30.6 million, respectively, and metal gains of approximately $15.5 million and $26.9 million, respectively. Fabricated Products segment operating results for the quarter and six month periods ended June 30, 2007 include a non-cash LIFO inventory benefit (charge) of $6.0 million and $(2.0) million, respectively, and metal gains (losses) of approximately $(2.1) million and $3.1 million, respectively.

(4)	Fabricated Products segment includes non-cash mark-to-market gains (losses) on natural gas and foreign currency hedging activities totaling $2.7 million and $(1.3) million in the quarters ended June 30, 2008 and 2007, respectively. Fabricated Products segment includes non-cash mark-to-market gains on natural gas and foreign currency hedging activities totaling $4.5 million and $1.3 million in the six months ended June 30, 2008 and 2007, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

(5)	Primary Aluminum segment includes non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $1.2 million and $4.5 million and on foreign currency derivatives totaling $1.0 million and $(1.3) million for the quarters ended June 30, 2008 and 2007, respectively. Primary Aluminum segment includes non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $31.8 million and $2.3 million and on foreign currency derivatives totaling $1.5 million and $(3.1) million for the six months ended June 30, 2008 and 2007, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

(6)	See Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1 of this Report for a discussion of the components of Other operating charges, net and the segment to which the items relate.
     Summary. We reported net income of $22.8 million for the quarter ended June 30, 2008 compared to net income of $34.7 million for the quarter ended June 30, 2007. For the six months ended June 30, 2008, we reported net income of $61.9 million compared to net income of $51.8 million for the six months ended June 30, 2007. Both quarters and six month periods include a number of non-run-rate items that are more fully explained in the sections below.
     Our operating income for the quarter ended June 30, 2008 decreased by 39% to $38.0 million compared to the quarter ended June 30, 2007. The decrease in operating income is more fully explained in the “Segment information” section below. Our operating income for the six months ended June 30, 2008 increased by 12% to $106.1 million compared to the six months ended June 30, 2007. Included in the operating income for the six months ended June 30, 2008 was $31.8 million of unrealized gains on our derivative metal positions as a result of the increase in metal price during the six month period and a number of other items discussed in the “Segment information” section below.
     Net Sales. We reported Net sales in the quarter ended June 30, 2008 of $413.5 million compared to $385.1 million in the quarter ended June 30, 2007. As more fully discussed below, the increase in revenues during the quarter ended June 30, 2008 is primarily the result of an 8% increase in shipments from our Fabricated Products segment as well as an 8% increase in Primary Aluminum segment pricing partially offset by a 7% reduction in Primary Aluminum segment shipments. For the six months ended June 30, 2008, we reported Net sales of $812.5 million compared to $777.3 million in the six months ended June 30, 2007. As more fully discussed below, the increase in revenues in the six months ended June 30, 2008 is primarily the result of an 8% increase in shipments offset by a 2% reduction in average realized price from our Fabricated Products segment as well as a 2% increase in Primary Aluminum segment pricing offset by a 6% reduction in Primary Aluminum segment shipments. Increases or decreases in primary aluminum market prices do not necessarily directly translate to increased or decreased profitability because (a) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (b) our hedging activities limit our risk of losses as well as gains from primary metal price changes.
     Cost of Products Sold Excluding Depreciation. Cost of products sold, excluding depreciation for the quarter ended June 30, 2008 totaled $352.0 million, or 85% of Net sales, compared to $314.0 million in the quarter ended June 30, 2007, or 82% of Net sales. The increase in Cost of products sold as a percentage of net sales in the quarter ended June 30, 2008 was primarily the result of higher metal, energy, freight, and other manufacturing costs. Cost of products sold excluding depreciation for the six months ended June 30, 2008 totaled $660.5 million, or 81% of Net sales, compared to $651.1 million in the six months ended June 30, 2007, or 84% of Net sales. The reduction in Cost of products sold as a percentage of Net sales in the six months ended June 30, 2008 was primarily the result of $31.8 million of unrealized gains on derivative metal positions during the six months ended June 30, 2008, partially offset by increases in energy, freight, currency exchange, and other manufacturing costs.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2008 was $3.7 million compared to $2.7 million for the quarter ended June 30, 2007. Depreciation and amortization for the six months ended June 30, 2008 was $7.2 million compared to $5.3 million for the six months ended June 30, 2007. Higher depreciation expense was the result of Construction in progress being placed into production throughout the second half of 2007 and the first half of 2008 primarily in relation to the expansion of our Trentwood facility in Spokane, Washington.

     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $19.7 million in the quarter ended June 30, 2008 compared to $19.2 million in the quarter ended June 30, 2007. For the six months ended June 30, 2008, Selling, administrative, research and development, and general expense totaled $38.5 million compared to $38.2 million in the six months ended June 30, 2007.
     Other Operating (Benefits) Charges, Net. Included within Other operating (benefits) charges, net (in millions of dollars) for the quarters and six months ended June 30, 2008, and 2007 were the following:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Reimbursement of amounts paid in connection with sale of Company’s interest in and related to Queensland Alumina Limited — Corporate:
Alternative minimum tax (1)	$—	$(7.2)	$—	$(7.2)
Professional fees	—	(1.1)	—	(1.1)
Pension Benefit Guaranty Corporation — Corporate (2)	—	(1.3)	—	(1.3)
Non-cash benefit resulting from settlement of a $5.0 claim by purchaser of the Gramercy, Louisiana alumina refinery and the Company’s interest in Kaiser Jamaica Bauxite Company for payment of $.1 — Corporate	—	—	—	(4.9)
Post-emergence chapter 11-related items — Corporate (3)	.1	.2	.2	2.0
Non-cash charge resulting from Anglesey’s adjustment to increase CARO liability — Primary Aluminum (4)	—	(2.8)	—	—
Non-cash charge related to additional share based compensation recorded by Anglesey — Primary Aluminum (5)	—	(1.7)	—	—
Other	—	.4	—	.2

	$.1	$(13.5)	$.2	$(12.3)

(1)	See Note 9 of Note to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	See Note 12 of Note to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to the Company’s reorganization.

(4)	See Note 4 of Note to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

(5)	See Note 3 of Note to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
     Interest Expense. Interest expense was $.3 million and $.5 million in the quarter and six months ended June 30, 2008, respectively, compared with $.6 million and $1.2 million in the quarter and six months ended June 30, 2007, respectively. The decrease is primarily the result of the repayment of our term loan during the fourth quarter of 2007.

     Other Income (Expense), Net. Other income (expense), net was $.6 million and $1.2 million in the quarter and six months ended June 30, 2008, respectively, compared to $1.1 million and $2.3 million in the quarter and six months ended June 30, 2007. The decreases were primarily related to lower interest income as a result of declining interest rates as well as a decrease in interest earning principal balance.
     Provision for Income Taxes. The income tax provision for the six months ended June 30, 2008 was $44.9 million, with an effective tax rate of 42%. The effective tax rates for the six months ended June 30, 2007 was approximately 46%. The reduction in the effective tax rate is primarily the result of a reduction in the statutory tax rate for 2008 in the United Kingdom, a reduction in the statutory tax rate in Canada, and a favorable geographical distribution of income in 2008 as compared to 2007.
     The effective tax rate of 42% for the six months ended June 30, 2008 was impacted by several factors including:
•	The Company’s equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold excluding depreciation. The income tax effects of the Company’s equity in income are included in the tax provision. This resulted in $2.9 million being included in the income tax provision, increasing the effective tax rate by approximately 3%.

•	Unrecognized tax benefits, including interest and penalties, increased the income tax provision by $1.5 million and the effective tax rate by approximately 1%.

•	The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $.7 million currency translation adjustment that was recorded in Accumulated other comprehensive income.

•	Changes in the United Kingdom and Canadian income tax rates and the geographical distribution of income which reflected the effects of the Anglesey transformer fire.
Derivatives
     In conducting our business, we use various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. We have historically entered into derivative transactions from time to time to limit our economic (i.e. cash) exposure resulting from (1) our anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in our production process, and (3) foreign currency requirements with respect to our cash commitments for equipment purchases and with respect to our foreign subsidiaries and affiliate. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash gains and losses may be recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation.
     We use hedging transactions (derivative instruments) to lock-in a specified price or range of prices for certain products which we sell or consume in our production process, such as primary aluminum and natural gas, and to mitigate our exposure to changes in foreign currency exchange rates. The fair value of our derivatives recorded on the consolidated balance sheet at June 30, 2008 and December 31, 2007 was a net asset of $58.4 million and $20.6 million, respectively. The primary reason for the significant increase in the net asset was an increase in primary aluminum prices. This increase resulted in the recognition of $31.8 million of unrealized mark-to market gains on metal derivatives for the six months ended June 30, 2008, which we consider to be a non-run-rate item (see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statement” of this Report).

Segment Information
     Our continuing operations are organized and managed by product type and include two operating segments and a Corporate segment. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2007. Segment results are evaluated internally by us before any allocation of Corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.
     Fabricated Products
     The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Fabricated Products segment:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Shipments (mm pounds)	148.4	137.9	300.2	277.9
Average realized third party sales price (per pound)	$2.42	$2.40	$2.36	$2.41
Net sales	$359.2	$331.1	$708.4	$669.1
Segment operating income	$42.9	$48.1	$82.9	$89.5
     Net sales of fabricated products increased by 9% to $359.2 million for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007, primarily due to an 8% increase in shipments. For the six months ended June 30, 2008, net sales of fabricated products increased by 6% to $708.4 million as compared to the same period in 2007, primarily due to an 8% increase in shipments offset by a 2% decrease in average realized prices. Shipments of products for aerospace, high-strength and defense applications were higher in the first half of 2008 as compared to the first half of 2007, reflecting continued strong demand for such products. In addition, shipments for other industrial applications were also higher as compared to the first half of 2007. The increase in average realized price in the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 was primarily due to the pass through to customers of higher underlying hedged metal prices. The decrease in the average realized prices for the first half of 2008 as compared to the prior year period primarily reflects the pass through to customers of slightly lower underlying hedged metal prices.
     We believe the mix of fabricated products shipments in 2008 will continue to benefit from increased heat treat plate shipments made possible by incremental capacity from the heat treat plate project at our Trentwood facility. Incremental capacity from the second phase of the heat treat plate expansion became operational at the beginning of 2008, enabling record shipments for both the second quarter of 2008 and the six months ended June 30, 2008. Heat treat plate shipments were up 5% in the first half of 2008 as compared to the same period in 2007. The third and final phase of the heat treat plate capacity expansion began in June, resulting in a planned production interruption on one of the three new heat treat furnaces to expand its capacity. The furnace is expected to resume production early in the fourth quarter, and the third (and final) phase is scheduled to be fully operational by the end of 2008.
     Recent trends in other parts of our business that could affect the rest of 2008 include continued strong aerospace and defense demand for heat treat plate and other products, relatively strong rod and bar demand, and continued reduced light vehicle, truck and truck trailer builds in 2008. Our participation in new automotive programs and selected export opportunities is expected to offset weakness in domestic automotive demand. We also have several extrusion press upgrades scheduled for the third quarter of 2008 which could negatively affect production and shipments. Major maintenance expense associated with these equipment projects is expected to be up to $6 million higher in the third quarter compared to the first half 2008 run-rate.
     We introduced an energy surcharge for new orders and new contracts placed beginning July 1, 2008. The surcharge is intended to pass through increases over the 2007 average prices for natural gas, electricity and diesel fuel costs. We continue to assess the future impact of the surcharge on the business.
     Operating income for the quarter ended June 30, 2008 of $42.9 million was $5.2 million lower than the second quarter of 2007. Operating income for the six months ended June 30, 2008 of $82.9 million was $6.6 million lower than the first half of 2007. Operating income for the quarter and six months ended June 30, 2008 as compared to the same periods in 2007 reflects the following impacts:

	2Q08 vs. 2Q07	1H08 vs. 1H07
	Favorable	Favorable
	(unfavorable)	(unfavorable)
Sales impact	$7.9	$13.4
Manufacturing costs	(5.4)	(4.3)
Energy costs	(4.0)	(6.0)
Freight costs	(2.1)	(2.4)
Depreciation expense	(1.0)	(1.9)

     Additionally, for the six month period of 2008, the effect of currency exchange rates caused an unfavorable impact of approximately $2.0 million and planned major maintenance was approximately $1.1 million higher.
     Operating income for the quarters and six month periods ended June 30, 2008 and 2007 includes non-run-rate items. These items are listed below (in millions of dollars):

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Metal gains (losses) (before considering LIFO)	$15.5	$(2.1)	$26.9	$3.1
Non-cash LIFO benefits (charges)	(16.2)	6.0	(30.6)	(2.0)
Mark-to-market gains (losses) on derivative instruments	2.7	(1.3)	4.5	1.3

Total non-run-rate items	$2.0	$2.6	$.8	$2.4

     Segment operating results for the quarters ended June 30, 2008 and 2007 include gains on intercompany hedging activities with the Primary Aluminum segment totaling $13.5 million and $7.9 million, respectively. Segment operating results for the six months ended June 30, 2008 and 2007 include gains on intercompany hedging activities with the Primary Aluminum segment totaling $23.4 million and $18.2 million, respectively. These amounts eliminate in consolidation.
Primary Aluminum
     The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Primary Aluminum segment:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Shipments (mm pounds)	36.8	39.4	73.8	78.5
Average realized third party sales price (per pound)	$1.48	$1.37	$1.41	$1.38
Net sales	54.3	54.0	104.1	108.2
Segment operating income	8.1	14.2	48.7	18.4
     During the quarter ended June 30, 2008, third party net sales of primary aluminum increased by 1%, primarily due to an 8% increase in average realized pricing partially offset by a 7% decrease in shipments. Third party net sales of primary aluminum for the six months ended June 30, 2008 decreased by 4% primarily due to a 6% decrease in shipments partially offset by a 2% increase in average realized pricing. The net sales and average realized sales prices do not consider the impact of hedging transactions.
     The following table recaps the major components of segment operating results for the current and prior year periods (in millions of dollars) and the discussion following the table addresses the primary factors leading to the differences. Many of these factors indicated are subject to significant fluctuation from period to period and are largely impacted by items outside management’s control. See Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A. “Risk Factors” of this Report.

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Anglesey operations-related(1)	$13.0	$17.9	$29.4	$34.3
Internal hedging with Fabricated Products(2)	(13.5)	(7.9)	(23.4)	(18.2)
Derivative settlements — Pounds Sterling(3)	.4	2.2	.6	4.5
Derivative settlements — External metal hedging(3)	6.0	(1.2)	8.8	(1.4)
Mark-to-market gains (losses) on derivative instruments(3)	2.2	3.2	33.3	(.8)

	$8.1	$14.2	$48.7	$18.4

(1)	Operating income from sales of production from Anglesey is impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

(2)	Eliminates in consolidation.

(3)	Impacted by positions and market prices.

     Primary segment operating results for the quarter ended June 30, 2008 reflected non-cash unrealized mark-to-market gains for metal and currency derivative transactions of $2.2 million compared to an unrealized mark-to-market gain of $3.2 million for the quarter ended June 30, 2007. The quarter ended June 30, 2008 was also favorably impacted approximately $6.8 million by improved realized pricing (after considering the impact of hedging transactions), the components of which were (a) $ 7.2 million of favorable impact from the higher realized gains on external metal derivative transactions, (b) $5.6 million of higher losses in intercompany hedging activities with the Fabricated Products segment (these intercompany hedge amounts are eliminated in consolidation), and (c) a $5.2 million favorable impact from the changes in the LME price for primary aluminum on the operations of Anglesey (included in “Anglesey operations-related” in the table above). Additionally, segment results for the quarter ended June 30, 2008 reflected unfavorable impacts of $3.1 million due to lower volume (primarily due to the production outage that occurred in June 2008), approximately $1.9 million due to higher power costs, approximately $1.7 million due to higher ocean freight costs, and approximately $2.2 million (including hedging effects) due to foreign currency exchange rate, comprised of (a) $.4 million realized within the “Anglesey operations-related” results and (b) $1.8 million of less favorable gains on the settlement of foreign currency derivative transactions.
     Primary segment operating results for the six months ended June 30, 2008 reflected non-cash unrealized mark-to-market gains for metal and currency derivative transactions of $33.3 million compared to an unrealized mark-to-market loss of $.8 million for the six months ended June 30, 2007. The six months ended June 30, 2008 was also favorably impacted approximately $9.4 million by improved realized pricing (after considering the impact of hedging transactions), the components of which were (a) $10.2 million of favorable impact from the higher realized gains on external metal derivative transactions, (b) $5.2 million of higher losses on intercompany hedging activities with the Fabricated Products segment (these intercompany hedge amounts are eliminated in consolidation), and (c) a $4.4 million unfavorable impact from the changes in the LME price for primary aluminum on the operations of Anglesey (included in “Anglesey operations-related” in the table above). Additionally, segment results for the six months ended June 30, 2008 reflected unfavorable impacts of $3.1 million due to lower volume (primarily due to the production outage that occurred in June 2008), approximately $3.4 million due to higher power costs, approximately $1.9 million due to higher ocean freight costs, and an unfavorable impact of approximately $5.7 million (including hedging effects) due to foreign currency exchange rate, comprised of (a) $1.8 million realized within the “Anglesey operations-related” results and (b) $3.9 million of less favorable gains on the settlement of foreign currency derivative transactions.
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating at one third of its production capacity during the latter half of June and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Anglesey has property damage and business interruption insurance that is expected to cover financial losses for Anglesey and its owners (net of applicable deductibles) and is in the process of filing an insurance claim. The timing of such insurance reimbursement is uncertain at this time and as such, the unfavorable impact from the production outage could continue in the second half of 2008 until production returns to normal. The unfavorable impact could range from $25 million to $30 million depending on timing of the return to full production, metal prices, energy cost and other factors. Any insurance reimbursement will be recorded in the period in which the amount of coverage can be reasonably obtained and payment is certain. Anglesey restarted production on the non-operating portion of the first two potlines at the smelter in late July and expects to be back in full production in late November.

     In the remainder of 2008, we anticipate that the Primary Aluminum segment will be adversely impacted by approximately $4 million as compared to the comparable periods of 2007 due to changes in Pound Sterling exchange rates, reflecting derivative transactions that set a higher effective exchange rate in 2008 than those in place for 2007. Additionally, management believes ocean freight cost increases will continue to have an adverse impact of approximately $4 million in the remainder of 2008 as compared to the comparable periods of 2007.
     The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. For Anglesey to be able to continue its aluminum reduction operations past September 2009, when its current power contract expires, Anglesey will have to secure power at prices that make its aluminum reduction operation viable. No assurances can be provided that Anglesey will be successful in this regard. In addition, given the potential for future shutdown and related costs, Anglesey temporarily suspended dividends during the last half of 2006 and the first half of 2007 while it studied future cash requirements. Based on a review of cash anticipated to be available for future cash requirements, Anglesey removed the temporary suspension of dividends in 2007 until July 2008, when dividends were again suspended as Anglesey assesses the impact of the rectifier failure and resulting fire described more fully below and the anticipated timing of Anglesey’s return to full production and recovery of insurance proceeds. Dividends over the past five years have fluctuated substantially depending on various operational and market factors. During the last five years, cash dividends received were as follows: 2007— $14.3, 2006 — $11.8, 2005 — $9.0, 2004 — $4.5, and 2003 — $4.3. Additionally, in April 2008, the Company received a dividend of $3.9 in respect of the Company’s ownership interest resulting in a reduction of Investments in and advances to unconsolidated affiliate. No assurance can be given that Anglesey will not suspend dividends again in the future.
Corporate and Other
     Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments. Corporate operating expenses exclude Other operating charges, net discussed above.
     Corporate operating expenses for the quarter ended June 30, 2008 were $.2 million lower compared to the quarter ended June 30, 2007. The decrease for the quarter ended June 30, 2008 is primarily related to (a) a decrease in workers’ compensation expense of $2.2 million primarily as a result of a decrease in the outstanding claims and (b) a $.8 million decrease in costs for outside services related to compliance with the Sarbanes-Oxley Act of 2002, partially offset by (c) $1.7 million increase in salaries and benefits and incentive compensation primarily relating to non-cash equity compensation expense attributable to new equity awards granted in 2008 and a severance payment to a former executive, (d) a reduction in voluntary employee beneficiary association (“VEBA”) net periodic benefit income of $.4 million, which we consider to be a non-run-rate item, and (e) a $.6 million increase in audit and other professional fees.
     For the six months ended June 30, 2008, corporate operating expenses were $.1 million higher compared to the same period in 2007. The increase for the six months ended June 30, 2008 is primarily related to (a) $1.6 million increase in salaries and benefits and incentive compensation primarily relating to non-cash equity compensation expense attributable to new equity awards granted in 2008 and a severance payment to a former executive and (b) a reduction in VEBA net periodic benefit income of $1.0 million, which we consider to be a non-run-rate item, partially offset by (c) a decrease in workers’ compensation expense of $2.4 million as a result of a decrease in the outstanding claims.

Liquidity and Capital Resources
Summary
     Cash and cash equivalents were $27.4 million as of June 30, 2008, down from $68.7 million as of December 31, 2007. Working capital, the excess of current assets over current liabilities, was $316.6 million as of June 30, 2008, up from $289.2 million as of December 31, 2007. The increase in working capital is primarily driven by increases in accounts receivables, inventories and current derivative assets partially offset by an increase in current derivative liabilities primarily as a result of changing underlying metal prices.
     Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our liquidity is affected by restricted cash that is pledged as collateral for certain letters of credit or restricted to use for workers’ compensation requirements and other agreements. Short term restricted cash, included in Prepaid expenses and other current assets, totaled $1.5 million as of June 30, 2008 and December 31, 2007. Long term restricted cash, which was included in Other Assets, was $14.5 million and $14.4 million as of June 30, 2008 and December 31, 2007, respectively.
Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for the six month periods ended June 30, 2008 and 2007 (in millions of dollars):

	Six Months
	Ended June 30,
	2008	2007
Total cash provided by (used in):
Operating activities:
Fabricated Products	$11.3	$56.6
Primary Aluminum	29.4	13.5
Corporate and Other	(35.9)	(21.2)

	$4.8	$48.9

Investing activities:
Fabricated Products	(38.3)	(27.7)
Corporate and Other	(.1)	—

	$(38.4)	$(27.7)

Financing activities:
Corporate and Other	(7.7)	(.3)

	$(7.7)	$(.3)

Operating Activities
     Fabricated Products — During the six months ended June 30, 2008, Fabricated Products operating activities provided $11.3 million of cash compared to the six months ended June 30, 2007 when Fabricated Products operating activities provided $56.6 million of cash. Cash provided in the six months ended June 30, 2008 and 2007 was primarily related to operating income offset in part by increased working capital. The decrease in cash provided during the six months ended June 30, 2008 compared to the same period in 2007 was primarily a result of additional increase in inventory and accounts receivables.
     Primary Aluminum — During the six months ended June 30, 2008, operating activities attributable to our interest in and related to Anglesey provided approximately $29.4 million in cash compared to the six months ended June 30, 2007, when operating activities provided approximately $13.5 million of cash. The cash provided in both periods are primarily attributable to our interest in and related to Anglesey. Cash provided in the six months ended June 30, 2008 and 2007 was primarily due to operating income offset in part by increase in working capital.

     Corporate and Other — Corporate and Other operating activities used $35.9 million of cash during the six months ended June 30, 2008. This compares to the six months ended June 30, 2007, when Corporate and Other operating activities used $21.2 million of cash. Cash outflows from Corporate and Other operating activities in the six months ended June 30, 2008 primarily included $8.4 million of payments to the VEBAs, payments of $8.0 million in relation to our short term incentive program, and payments in respect of general and administrative costs. Cash outflows from Corporate and Other operating activities in the six months ended June 30, 2007 primarily included payments of $7.0 million for reorganization costs and payments in respect of general and administrative costs, partially offset by $7.4 million of proceeds from Other operating (benefits) charges, net.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products was $38.3 million in the six months ended June 30, 2008. This compares to the six months ended June 30, 2007 when Fabricated Products investing activities used $27.7 million in cash. See “Capital Expenditures” below for additional information.
Financing Activities
     Corporate and Other — Cash used in the six months ended June 30, 2008 was primarily related to $7.4 million in cash dividends paid to shareholders. Cash used in the six months ended June 30, 2007 was primarily related to minimum statutory tax withholding obligations arising from the vesting of non-vested shares where common shares were withheld to satisfy such obligations.
Sources of Liquidity
     Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and borrowing availability under our revolving credit facility. We believe funds generated from the expected results of operations, together with available cash and cash equivalents, and borrowing availability under our revolving credit facility will be sufficient to finance expansion plans and strategic initiatives, which could include acquisitions, for at least the next fiscal year. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
     Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $265 million and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. Of the aggregate amount available under the revolving credit facility, a maximum of $60 million may be utilized for letters of credit. The revolving credit facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275 million. At June 30, 2008, the Company had up to $265.0 million for borrowing and letters of credit under the revolving credit facility, of which $12.6 million of letters of credit were outstanding, leaving $252.4 million for additional borrowing and letters of credit.
     Amounts owed under the revolving credit facility may be accelerated upon the occurrence of various events of default set forth in the agreement, including, without limitation, the failure to make interest payments when due and breaches of covenants, representations and warranties set forth in the agreement.
     The revolving credit facility is secured by a first priority lien on substantially all of our assets and the assets of our US operating subsidiaries that are also borrowers thereunder. The revolving credit facility places restrictions on our ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates and enter into unrelated lines of business. At July 31, 2008, there were no borrowings outstanding and there were approximately $12.6 million of outstanding letters of credit under the revolving credit facility.

Capital Expenditures
     A component of our long-term strategy is our capital expenditure program including our organic growth initiatives.
     We continue to fund our $139 million heat treat plate expansion project at our Trentwood facility in Spokane, Washington, the majority of which is now fully operational. This project significantly increases our heat treat plate production capacity and augments our product offering by increasing the thickness of heat treat stretched plate we can produce for aerospace, defense and general engineering applications. Approximately $123 million of spending on this project was incurred through June 30, 2008. Capital spending related to the last phase of the heat treat plate project, a $34 million follow-on investment announced in June 2007, will continue throughout 2008.
     In 2007, we announced a $91 million investment program in our rod, bar and tube value stream including a facility to be located in Kalamazoo, Michigan as well as improvements at three existing extrusion and drawing facilities. This investment program is expected to significantly improve the capabilities and efficiencies of our rod and bar and seamless extruded and drawn tube operations and enhance the market position of such products. We expect the facility in Kalamazoo, Michigan to be equipped with two extrusion presses and a remelt operation. Completion of these investments is expected to occur by late 2009. Approximately $18 million of spending on these projects was incurred through June 30, 2008. We estimate that an additional $20 million to $25 million will be incurred in the remainder of 2008 with the balance being incurred in 2009.
     In February 2008, we announced $14 million of additional programs that will enhance Kaiser Select® capabilities in our Tulsa, Oklahoma and Sherman, Texas extrusion plants and significantly reduce energy consumption at one of the casting units in our Trentwood facility. We expect the majority of these additional programs to be completed during 2008. Approximately $2 million of spending on these projects was incurred through June 30, 2008.
     In June 2008, we announced a $19 million expansion program that will increase capacity and capabilities through the addition of an extrusion press, heat treat furnace, drawbench and other ancillary equipment capabilities in our Tennalum facility in Jackson, Tennessee. This expansion will add capacity to meet anticipated future demand for cold-finished rod, bar and related products and is expected to be completed and production-ready by the end of 2009. Approximately $5 million of spending on these projects was incurred through June 30, 2008. We expect approximately an additional $7 million will be incurred in the remainder of 2008 with the balance being incurred in 2009.
     The remainder of our capital spending in the first half of 2008 was spread among all manufacturing locations on projects expected to reduce operating costs, improve product quality, or increase capacity, or enhance operational security.
     The following table presents our capital expenditures, net of accounts payable, for the six months ended June 30, 2008 and 2007 (in millions of dollars):

	Six Months
	Ended June 30,
	2008	2007
Heat treat expansion project	$9.7	$21.9
Rod, bar and tube value stream investment	11.1	—
Tennalum expansion project	5.2	—
Other	11.7	6.8
Capital expenditures in accounts payable	.6	(1.0)

Total capital expenditures, net of change in accounts payable	$38.3	$27.7

     Total capital expenditures for Fabricated Products are currently expected to be in the $100 million to $110 million range for all of 2008 and are expected to be funded using cash from operations or borrowing under our revolving credit facility. We anticipate capital spending in 2009 on currently approved capital projects and maintenance activities to be in the $70 million to $80 million range.

     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurances can be provided as to the timing or success of any such expenditures.
Dividends
     During the first half of 2008, we paid a total of $7.4 million, or $.36 per common share, in cash dividends to our stockholders. On June 4, 2008, our Board of Directors declared a dividend of $5.0 million, or $.24 per common share, to stockholders of record at the close of business on July 25, 2008, which is payable on August 15, 2008.
Stock Repurchase Plan
     During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. We expect that the authorization will be utilized over a period of up to approximately 18 months, subject to market conditions. Repurchases may be in open-market transactions or in privately negotiated transactions and the program may be modified, extended or terminated by our Board of Directors at any time.
Environmental Commitments and Contingencies
     We are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $8.3 million at June 30, 2008. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $15.5 million, primarily in connection with our ongoing efforts to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility where we are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
     On June 4, 2008, our Board of Directors declared a dividend of $5.0 million, or $.24 per common share, to stockholders of record at the close of business on July 25, 2008, which is payable on August 15, 2008. The declared and unpaid dividend is included in the Consolidated Balance Sheets as Other accrued liabilities as of June 30, 2008.
     During the first half of 2008, we granted additional stock-based awards to certain members of management under our stock-based long term incentive plan (see Note 10 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
     With the exception of the stock-based awards granted and the dividend declared in the six months ended June 30, 2008, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2007. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for additional information regarding our contractual obligations, commercial commitments, and off-balance-sheet and other arrangements.
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

     Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2007. We discuss our critical accounting estimates in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the item discussed below, there has been no material change in our critical accounting estimates since the end of fiscal 2007.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions
Stock-based compensation.

We have a stock-based compensation plan, which includes, among other awards, non-vested share awards, non-qualified stock options and performance share awards. See Note 10 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report and Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2007, for additional information regarding our stock-based compensation programs.

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

A 10% change in our stock-based compensation expense for the six months ended June 30, 2008, would have affected net earnings by approximately $.6 million.
New Accounting Pronouncements
     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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
     Our derivative contracts are valued at fair value using significant other observable and unobservable inputs. Such financial instruments consist of primary aluminum, natural gas, and foreign currency contracts. The fair values of majority of these derivative contracts are based upon trades in liquid markets, such as aluminum options. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
     We have some derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors such as bid/offer spreads.
     The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$47.1	$—	$47.1
Aluminum option contracts	—	24.4	—	24.4
Pound Sterling forward contract	—	1.5	—	1.5
Euro dollar forward contracts	—	.5	—	.5
Midwest premium swap contracts	—	—	.1	.1
Natural gas swap contracts	—	3.6	—	3.6

Total	$—	$77.1	$.1	$77.2

Derivative liabilities:
Aluminum swap contracts	$—	$(17.4)	—	$(17.4)
Aluminum option contracts	—	(.3)	—	(.3)
Pound Sterling forward contract	—	(.1)	—	(.1)
Krona forward contract	—	(.2)	—	(.2)
Midwest premium swap contracts	—	—	(.8)	(.8)

Total	$—	$(18.0)	$(.8)	$(18.8)

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2008:	$—
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	.7
Purchases, sales, issuances and settlements	—
Transfers in and (or) out of Level 3	—

Balance at June 30, 2008	$.7

Total losses included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at June 30, 2008:	$.7

     For all other recently issued and recently adopted accounting pronouncements, see the section “New Accounting Pronouncements” from Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1 of this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item I of this Report, we historically have utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates and energy prices.
     Primary Aluminum. Our share of primary aluminum production from Anglesey, at maximum production capacity, is approximately 150 million pounds annually. Because we purchase alumina for Anglesey at prices linked to primary aluminum prices, only a portion of our net revenues associated with Anglesey is exposed to price risk. We estimate the maximum net portion of our share of Anglesey production exposed to primary aluminum price risk to be approximately 100 million pounds annually (before considering income tax effects).
     Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to customers. However, in certain instances, we do enter into firm price arrangements. In such instances, we do have price risk on anticipated primary aluminum purchases in respect of the customer orders. Total fabricated products shipments during the six months ended June 30, 2008 and 2007 for which we had price risk were (in millions of pounds) 127.7 and 98.7, respectively.
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
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating at one third of its production capacity during the latter half of June 2008. While Anglesey restarted production on the non-operating portion of the first two potlines at the smelter in late July and expects to be back to full production in late November, Anglesey will operate below its maximum capacity until such time. Anglesey has property damage and business interruption insurance policies in place and expects to recover (net of applicable deductibles) the incremental costs and any loss of margin (assuming production that will be lost due to the outage sold at primary aluminum prices that would have been applicable on such volume) due to business interruption through its insurance coverage. The timing of such insurance recovery is uncertain. However, the Company expects to recover, through its equity income in Anglesey, amounts that preserve the “natural” hedge for its firm price Fabricated Products contracts. Accordingly, the Company does not expect to adjust third party hedging volume for the lower production rate of Anglesey for the latter half of 2008 (see additional discussion included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report).

     At June 30, 2008, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the period 2008 through 2012 totaling approximately (in millions of pounds): 2008 — 119.4, 2009 — 96.4, 2010 — 90.2, 2011 — 78.4 and 2012 — 8.9.
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
     From time to time in the ordinary course of business, we enter into hedging transactions for Pounds Sterling. As of June 30, 2008, we had forward purchase agreements for a total of 52.5 million Pounds Sterling for the months of July 2008 through September 2009.
     Energy.  We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmbtu) impacts our annual operating costs by approximately $4.3 million.
     We from time to time in the ordinary course of business enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of June 30, 2008, the Company’s exposure to increases in natural gas prices had been substantially limited for approximately 73% of the natural gas purchases for July 2008 through September 2008, approximately 59% of the natural gas purchases for October 2008 through December 2008, and approximately 32% of natural gas purchases for January 2009 through March 2009.
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
     In April 2008, Joseph P. Bellino, the Company’s then Chief Financial Officer, left the Company to pursue other interests. Concurrently, Daniel J. Rinkenberger, the Company’s then Treasurer was named Chief Financial Officer and in July, Melinda C. Ellsworth was hired and named Treasurer. We do not believe that this change had any material impact on the Company’s internal control over financial reporting.
     In June 2008, Lynton J. Rowsell, the Company’s then Chief Accounting Officer, left the Company to pursue other interests. Concurrently, Neal West was hired and named the Chief Accounting Officer. We do not believe that this change had any material impact on the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
     Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2007 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2007.
Item 1A.  Risk Factors.
     Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007 for information concerning risk factors. Except as noted below, there have been no material changes in the risk factors since December 31, 2007.
We could engage in or approve transactions involving our common shares that inadvertently impair the use of our federal income tax attributes.
     Section 382 of the Code affects our ability to use our federal income tax attributes, including our net operating loss carry-forwards, following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code, an “ownership change”. Certain transactions may be included in the calculation of an ownership change, including transactions involving our repurchase of our common shares. When we engage in or approve any transaction involving our common shares that may be included in the calculation of an “ownership change” as determined under the Code, such as our recently announced share repurchase program, our practice is to first perform the calculations necessary to confirm that such transaction will not affect our ability to use our federal income tax attributes, including our net operating loss carry-forwards.  Such calculations are complex and are necessarily based on the public filings made by our 5% stockholders with the SEC and certain related assumptions.  Accordingly, it is possible that, notwithstanding our practice of performing such calculations and our efforts to use the best available information and conservative assumptions, we could approve or engage in a transaction involving our common shares that causes an “ownership change” as determined under the Code and such transaction could inadvertently impair the use of our federal income tax attributes.
We could engage in or approve transactions involving our common shares that adversely affect significant stockholders.
      In order to reduce the risk that any change in our ownership would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carry-forwards, for purposes of Sections 382 and 383 of the Code, upon emergence from chapter 11 bankruptcy, we entered into a stock transfer restriction agreement with our largest stockholder, the Union VEBA, and amended and restated our certificate of incorporation to include restrictions on transfers involving 5% ownership. These transfer restrictions could hinder the market for our common stock. Under the transfer restrictions in our certificate of incorporation, our 5% stockholders are, in effect, required to seek the approval of, or a determination by, our board of directors before they engage in transactions involving our common stock.  We could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 5% stockholders in accordance with the transfer restrictions in our certificate of incorporation without impairing the use of our federal income tax attributes.  In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 5% to become 5% stockholders, resulting in such stockholders having to seek the approval of, or a determination by, our board of directors under our certificate of incorporation before they could engage in future transactions involving our common stock.  For example, any share repurchase made pursuant to our recently announced share repurchase program will reduce the number of our common shares outstanding and could cause a stockholder holding less than 5% to become a 5% stockholder even though it has not acquired any additional shares. These transfer restrictions could hinder the market for our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table provides information regarding our purchases of our common shares during the quarter ended June 30, 2008:

	Total Number of Shares	Average Price
	Purchased	per Share
April 1, 2008 - April 30, 2008	6,894 (1)	$69.32
May 1, 2008 - May 31, 2008	—	—
June 1, 2008 - June 30, 2008	—	—

Total	6,894	$69.32

(1)	Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with non-vested shares, restricted stock units, stock options, and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended June 30, 2008, we withheld a total of 6,894 shares of common stock to satisfy tax withholding obligations. Such shares were withheld on the applicable vesting dates of the non-vested stock, and the number of shares withheld was determined based on a closing price per common share as reported the Nasdaq Global Select Market on such vesting dates. All shares that we withheld during the quarter ended June 30, 2008 to satisfy tax withholding obligations were cancelled and returned to the status of authorized but unissued shares in connection therewith.
Item 4.  Submission of Matters to a Vote of Security Holders.
     Our 2008 Annual Meeting of Stockholders was held on June 4, 2008. The matters that were voted upon at the meeting, and the voting results as to each such matter, are set forth below:
(1)	Election of Directors – The stockholders elected four Class II directors, each for a term expiring at the Company’s 2011 Annual Meeting of Stockholders.

Nominee Name	Votes For	Votes Withheld
Carolyn Bartholomew	14,026,140	42,567
Jack A. Hockema	13,755,092	313,615
Georganne C. Proctor	14,026,143	42,564
Brett E. Wilcox	14,025,217	43,490
     The other directors, whose term continued after the 2008 Annual Meeting of Stockholders, are Carl B. Frankel, Teresa A. Hopp, William F. Murdy, Alfred E. Osborne, Jack Quinn and Thomas M. Van Leeuwen.
(2)	Ratification of the Selection of Independent Registered Public Accounting Firm – The stockholders ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for 2008. There were 14,061,416 shares voted for ratification, 4,837 shares voted against, and 2,454 shares abstaining.

(3)	Approval of amendment of Amended and Restated Certificate of Incorporation – The stockholders approved the amendment of our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 45,000,000 to 90,000,000. There were 12,621,134 voted for approval, 1,437,441 shares voted against, and 10,132 shares abstaining.
Item 5.  Other Information.
     None.

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

* 3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kaiser Aluminum Corporation.

10.1	Severance Letter between Joseph P. Bellino and the Company dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 16, 2008, File No. 000-52105).

*10.2	2008 Form of Non-Employee Director Restricted Stock Award Agreement.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaiser Aluminum Corporation

/s/ Daniel J. Rinkenberger

Daniel J. Rinkenberger Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West

Neal West Vice President and Chief Accounting Officer (Principal Accounting Officer)
     Date: August 7, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

* 3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kaiser Aluminum Corporation.

10.1	Severance Letter between Joseph P. Bellino and the Company dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 16, 2008, File No. 000-52105).

*10.2	2008 Form of Non-Employee Director Restricted Stock Award Agreement.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.