Form 10-K
period 2008-12-31
KAISER ALUMINUM CORP
filed 2009-02-20
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $.8 billion.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐
     As of January 30, 2009, there were 20,044,515 shares of common stock of the registrant outstanding.
     Documents Incorporated By Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2009 annual meeting of stockholders are incorporated by reference into Part III of this Report on Form 10-K.

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
Business Overview
     Kaiser Aluminum Corporation is an independent fabricated aluminum products manufacturing company with net sales of approximately $1.5 billion in 2008. We were founded in 1946 and operated nine production facilities in the United States and one in Canada at December 31, 2008. We manufacture rolled, extruded, drawn and forged aluminum products within three end use categories consisting of aerospace and high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products) and custom automotive and industrial products (which we refer to as Custom products).
     We produced and shipped approximately 559 million pounds of fabricated aluminum products in 2008 which comprised 89% of our total net sales. We have long-standing relationships with our customers, which include leading aerospace companies, automotive suppliers and metal distributors. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction and offering a broad product portfolio.

     In order to capitalize on the significant growth in demand for high quality heat treat aluminum plate products in the market for Aero/HS products, in the third quarter of 2005 we began a major expansion at our Trentwood facility in Spokane, Washington. The three phase expansion amounted to approximately $139 million in capital investment and the final phase of the expansion was completed in the fourth quarter of 2008. The Trentwood expansion significantly increased our aluminum plate production capacity and enabled us to produce thicker gauge aluminum plate.
     In 2007, we announced a $91 million investment program in our rod, bar and tube value stream including a facility to be located in Kalamazoo, Michigan, as well as improvements at three existing extrusion and drawing facilities. This investment program is expected to significantly improve the capabilities and efficiencies of our rod and bar and seamless extruded and drawn tube operations and enhance the market position of such products. We expect the facility in Kalamazoo, Michigan to be equipped with two extrusion presses and a remelt operation. Completion of these investments is expected to occur by early 2010.
     In December 2008, we announced plans to close operations at our Tulsa, Oklahoma extrusion facility and significantly reduce operations at our Bellwood, Virginia facility. The Tulsa and Bellwood facilities primarily produce extruded seamless tube and rod and bar products sold principally to service centers for general engineering applications. The operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. The Tulsa, Oklahoma plant was closed in late December 2008 and we expect to complete the curtailment at the Bellwood, Virginia plant by early 2009.
     In addition to our core Fabricated Products operations, we have a 49% ownership interest in Anglesey Aluminium Limited (which we refer to as “Anglesey”), a company that owns an aluminum smelter based in Holyhead, Wales. Anglesey produced in excess of 300 million pounds of primary aluminum in each of 2006 and 2007 and approximately 260 million pounds of primary aluminum in 2008, with 49% of such production being made available to us. During 2008, sales of our portion of Anglesey’s output represented 11% of our total net sales.
     Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through September 2009. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter, but has been unable to reach a feasible solution. In January of 2009, we announced that we expect Anglesey to fully curtail its smelting operations at the end of September 2009, when its current power contract expires. Although Anglesey will continue to pursue alternative sources of affordable power, as of the date of filing of this Report, no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey is expected to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations and the production of anodes for use by other smelting facilities. Taking into account Anglesey’s inability to obtain affordable power, the resulting expected curtailment of smelting operations, the growing uncertainty with respect to the future of Anglesey’s operations, and Anglesey’s expected cash requirements for redundancy and pension payments, we do not expect to receive any dividends from Anglesey in the future and, as a result, we fully impaired our 49% equity investment in Anglesey in our 2008 fourth quarter results.
Business Operations
     • Fabricated Products Business Unit
     Overview
     Our Fabricated Products business unit produces rolled, extruded, drawn, and forged aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end-use applications. In general, the Fabricated Products business unit manufactures products in one of three broad categories: Aero/HS products; GE products; and Custom products. During 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, our North American fabricated products manufacturing facilities produced and shipped approximately 559, 548, 250, and 273 million pounds of fabricated aluminum products, respectively, which accounted for approximately 89%, 86%, 85% and 86% of our total net sales for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, respectively.
Types of Products Produced
     The aluminum fabricated mill products market is broadly defined to include the markets for flat-rolled, extruded, drawn, forged and cast aluminum products, used in a variety of end-use applications. We participate in certain portions of the markets for flat-rolled, extruded/drawn and forged products focusing on highly engineered products for Aero/HS products, GE products, and Custom products. The portions of the markets in which we participate accounted for approximately 20% of total North American shipments of aluminum fabricated mill products in 2008.
     Aerospace and High Strength Products.  Our Aero/HS products include high quality heat treat plate and sheet, as well as cold finish bar, seamless drawn tube and billet that are manufactured to demanding specifications for the global aerospace and defense industries. These industries use our products in applications that demand high tensile strength, superior fatigue resistance properties and exceptional durability even in harsh environments. For instance, aerospace manufacturers use high-strength alloys for a variety of structures that must perform consistently under extreme variations in temperature and altitude. Our Aero/HS products are used for a wide variety of end uses. We make aluminum plate and tube for aerospace applications, and we manufacture a variety of specialized rod and bar products that are incorporated in diverse applications. The aerospace and defense market’s consumption of fabricated aluminum products is driven by overall levels of industrial production, airframe build rates, which are cyclical in nature, and defense spending, as well as the potential availability of competing materials such as composites. Demand growth has increased for thick plate with growth in “monolithic” construction of commercial and other aircraft. In monolithic construction, aluminum plate is heavily machined to form the desired part from a single piece of metal (as opposed to creating parts using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds). Military applications for heat treat plate and sheet include aircraft frames for military use and skins and armor plating to protect ground vehicles from explosive devices. Products sold for Aero/HS applications represented 28% of our 2008 fabricated products shipments. Aero/HS products net sales in 2008 were approximately 38% of our 2008 fabricated products net sales.
     General Engineering Products.  GE products consist primarily of standard catalog items sold to large metal distributors. Our GE products consist of 6000-series alloy rod, bar, tube, sheet, plate and standard extrusions. The 6000-series alloy is an extrudable medium-strength alloy that is heat treatable and extremely versatile. Our GE products have a wide range of uses and applications, many of which involve further fabrication of these products for numerous transportation and other industrial end-use applications where machining of plate, rod and bar is intensive. For example, our products are used in the enhancement of military vehicles, in the specialized manufacturing process for liquid crystal display screens, and in the vacuum chambers in which semiconductors are made. Our rod and bar products are manufactured into rivets, nails, screws, bolts and parts of machinery and equipment. Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory in the full supply chain. Products sold for GE applications represented 46% of our 2008 fabricated products shipments. GE products net sales in 2008 were approximately 41% of our 2008 fabricated products net sales.
     Custom Automotive and Industrial Products.  Our Custom products consist of extruded/drawn and forged aluminum products for many North American automotive and industrial end uses, including consumer durables, electrical/electronic, machinery and equipment, automobile, light truck, heavy truck and truck trailer applications. Examples of the wide variety of custom products that we supply to the automotive industry include extruded products for bumpers and anti-lock braking systems, drawn tube for drive shafts and forgings for suspension control arms and drive train yokes. Other Custom product sales include extruded products for water heater anodes, truck trailers and electrical/electronic markets. For some Custom products, we perform limited fabrication, including sawing and cutting to length. Demand growth and cyclicality for Custom products tend to mirror broad economic patterns and industrial activity in North America, with specific individual market segments such as automotive, heavy truck and truck trailer applications tracking their respective build rates. Products sold for Custom applications represented 26% of our 2008 fabricated products shipments. Custom products net sales in 2008 were approximately 21% of our 2008 fabricated products net sales.

     End Markets In Which We Do Not Participate.  We have elected not to participate in certain end markets for fabricated aluminum products, including beverage and food cans, building and construction materials, and foil used for packaging. We believe our chosen end markets present better opportunities for sales growth and premium pricing of differentiated products. The markets we have elected to participate in represented approximately 7% of the North American flat rolled products market and 55% of the North American extrusion market in 2008.
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
     A description of the manufacturing processes and category of products at each of our production facilities is shown below:

Manufacturing
Location	Process	Types of Products
Chandler, Arizona	Drawing	Aero/HS
Greenwood, South Carolina	Forging	Custom
Jackson, Tennessee	Extrusion/Drawing	Aero/HS, GE
London, Ontario	Extrusion	Custom,GE
Los Angeles, California	Extrusion	GE, Custom
Newark, Ohio	Extrusion/Rod Rolling	Aero/HS, GE
Richland, Washington	Extrusion	Aero/HS, GE
Richmond, Virginia	Extrusion/Drawing	GE, Custom
Sherman, Texas	Extrusion	Custom,GE
Spokane, Washington	Flat Rolling	Aero/HS, GE
Tulsa, Oklahoma (1)	Extrusion	GE

(1)	We closed our Tulsa, Oklahoma facility in December 2008.

     As can be seen in the table above, many of our facilities employ the same basic manufacturing process and produce the same type of end use products. Over the past several years, given the similar economic and other characteristics at each location, we have made a significant effort to more tightly integrate the management of our Fabricated Products business unit across multiple manufacturing locations, product lines, and target markets to maximize the efficiency of product flow to customers. Purchasing is centralized for a substantial portion of the Fabricated Products business unit’s primary aluminum requirements in order to maximize price, credit and other benefits. Because many customers purchase a number of different products that are produced at different plants, the sales force and its management are also significantly integrated. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused.
Raw Materials
     We purchase substantially all of the primary aluminum and recycled and scrap aluminum used to make our fabricated products from third-party suppliers. In a majority of the cases, we purchase primary aluminum ingot and recycled and scrap aluminum in varying percentages depending on various market factors including price and availability. The price for primary aluminum purchased for the Fabricated Products business unit is typically based on the Average Midwest Transaction Price (or “Midwest Price”), which from 2002 to 2008, has ranged between approximately $.02 to $.08 per pound above the price traded on the London Metal Exchange (or “LME”) depending on primary aluminum supply/demand dynamics in North America. Recycled and scrap aluminum are typically purchased at a modest discount to ingot prices but can require additional processing. In addition to producing fabricated aluminum products for sale to third parties, certain of our production facilities provide one another with billet, log or other intermediate material in lieu of purchasing such items from third party suppliers. For example, the Richmond, Virginia facility typically receives some portion of its metal supply from either (or both of) the London, Ontario or Newark, Ohio facilities; and the Newark, Ohio facility also supplies billet and log to the Jackson, Tennessee facility and extruded forge stock to the Greenwood, South Carolina facility.
Pricing
     The price we pay for primary aluminum, the principal raw material for our fabricated aluminum products business, typically is the Midwest Price, which consists of two components: the price quoted for primary aluminum ingot on the LME and the Midwest transaction premium, a premium to LME reflecting domestic market dynamics as well as the cost of shipping and warehousing. Because aluminum prices are volatile, we manage the risk of fluctuations in the price of primary aluminum through a combination of pricing policies, internal hedging and financial derivatives. Our three principal pricing mechanisms are as follows:
•	Spot price. Some of our customers pay a product price that incorporates the spot price of primary aluminum in effect at the time of shipment to a customer. This pricing mechanism typically allows us to pass commodity price risk to the customer.

•	Index-based price. Some of our customers pay a product price that incorporates an index-based price for primary aluminum such as Platt’s Midwest price for primary aluminum. This pricing mechanism also typically allows us to pass commodity price risk to the customer.

•	Firm price. Some of our customers pay a firm price. We bear commodity price risk on firm-price contracts, which we hedge with financial derivatives. For internal reporting purposes, whenever the Fabricated Products business unit enters into a firm price contract, it also enters into an “internal hedge” with the Primary Aluminum business unit, so that all the metal price risk resides in the Primary Aluminum business unit. Results from internal hedging activities between the two business units are eliminated in consolidation.

     We introduced an energy surcharge for new orders and new contracts placed beginning July 1, 2008. The surcharge is intended to pass through increases over the 2007 average prices for natural gas, electricity and diesel fuel costs. While we intend to maintain the surcharge as part of our routine pricing mechanism to pass on higher energy costs in the future, at current energy prices, which are below the 2007 average prices, the surcharge has no effect.
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
     Aerospace and High Strength Products.  Approximately 50% of our Aero/HS product shipments are sold to distributors with the remainder sold directly to customers. Sales are made primarily under contracts (with terms spanning from one year to several years) as well as on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and direct sales representatives in Western Europe. Key competitive dynamics for Aero/HS products include the level of commercial aircraft construction spending (which in turn is often subject to broader economic cycles) and defense spending.
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
Customers
     In 2008, our Fabricated Products business unit had approximately 600 customers. The largest, Reliance Steel & Aluminum, and the five largest customers for fabricated products accounted for approximately 18% and 39%, respectively, of our net sales in 2008. The loss of Reliance, as a customer, would have a material adverse effect on us. However, we believe that our relationship with Reliance is good and the risk of loss of Reliance as a customer is remote.
Research and Development
     We operate three research and development centers.  Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Trentwood facility in Spokane, Washington. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio and has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills.

The combination of this R&D work and concurrent product and process development with production operations has resulted in the creation and delivery of value added Kaiser Select®  products.
     • Primary Aluminum Business Unit
     Our Primary Aluminum business unit contains two primary elements: (a) activities related to our interests in and related to Anglesey and (b) primary aluminum hedging-related activities. Our Primary Aluminum business unit accounted for approximately 11%, 14%, 15% and 14% of our total net sales for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, respectively.
     Anglesey.  We own a 49% interest in Anglesey, which owns an aluminum smelter at Holyhead, Wales. Rio Tinto Plc owns the remaining 51% ownership interest in Anglesey and has day-to-day operating responsibilities for Anglesey. Anglesey produced in excess of 300 million pounds of primary aluminum in each of 2006 and 2007 and approximately 260 million pounds of primary aluminum in 2008. We supply 49% of Anglesey’s alumina requirements and purchase 49% of Anglesey’s aluminum output, in each case based on a market-related pricing formula. Anglesey produces billet, rolling ingot and sow for the United Kingdom and European marketplace. We sell our share of Anglesey’s output to a single third party at market prices. The price received for sales of production from Anglesey typically approximates the LME price. We also realize a premium (historically between $.05 and $.17 per pound above LME price depending on the product) for sales of value-added products such as billet and rolling ingot.
     To meet our obligation to sell alumina to Anglesey in proportion to our ownership percentage, we purchase alumina under a contract that provides adequate alumina for operations through September 2009 at prices that are based on market prices for primary aluminum. We will need to secure a new alumina contract for the period after September 2009 in the event Anglesey’s smelting operations continue beyond September 2009, although as discussed below, such operations are not expected to continue beyond September 2009. If, however such operations were to continue, we can give no assurance regarding our ability to secure a source of alumina on comparable terms, and, if we are unable to do so, the results of our Primary Aluminum operations will be affected.
     Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through September 2009. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter, but has been unable to reach a feasible solution. In January of 2009, we announced that we expect Anglesey to fully curtail its smelting operations at the end of September 2009, when its current power contract expires. Although Anglesey will continue to pursue alternative sources of affordable power, as of the date of filing of this Report, no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey is expected to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations and the production of anodes for use by other smelting facilities. Taking into account Anglesey’s inability to obtain affordable power, the resulting expected curtailment of smelting operations, the growing uncertainty with respect to the future of Anglesey’s operations, and Anglesey’s expected cash requirements for redundancy and pension payments, we do not expect to receive any dividends from Anglesey in the future and as a result, we fully impaired our 49% equity investment in Anglesey in our 2008 fourth quarter results.
     Hedging.  Our pricing of fabricated aluminum products, as discussed above, is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk onto our customers. However, in certain instances we do enter into firm price arrangements. In such instances, we have price risk on our anticipated primary aluminum purchases in respect of the customer’s order. Total fabricated products shipments for which we were subject to price risk were 228, 239, 96 and 104 (in millions of pounds) during 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, respectively.
     Whenever our Fabricated Products business unit enters into a firm price contract, our Primary Aluminum business unit and Fabricated Products business unit enter into an “internal hedge” so that all the metal price risk resides in our Primary Aluminum business unit. Results from internal hedging activities between the two segments eliminate in consolidation. As more fully discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” during the last three years, our net exposure to primary aluminum price risk at Anglesey offset a significant amount the volume of fabricated products shipments with underlying primary aluminum price risk. As such, we considered our access to Anglesey production overall to be a “natural” hedge against Fabricated Products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not have matched up on a month-to-month basis with expected Anglesey-related primary aluminum shipments and to the extent that firm price contracts from our Fabricated Products segment exceeded the Anglesey related primary aluminum shipments, we used third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.
     As a result of the expected curtailment of Anglesey’s production discussed above, the “natural hedge” against primary aluminum price fluctuation created by our participation in the primary aluminum market would be eliminated. Accordingly, we deemed it appropriate to increase our hedging activity to limit exposure to such price risks, which may have an adverse effect on our financial position, results of operations and cash flows.
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
Competition
     The fabricated aluminum industry is highly competitive. We concentrate our fabricating operations on highly engineered products for which we believe we have production capability, technical expertise, high product quality, and geographic and other competitive advantages. We differentiate ourselves from our competition by pursuing “Best in Class” customer satisfaction which is driven by quality, availability, price and service, including delivery performance. Our primary competition in the global heat treated flat-rolled products is Alcoa, Inc. and Rio Tinto Plc (through its ownership of Alcan’s fabricated aluminum products business). In the extrusion market, we compete with many regional participants as well as larger companies with national reach such as SAPA, Norsk Hydro ASA and Indalex. Some of our competitors are substantially larger, have greater financial resources, and may have other strategic advantages, including more efficient technologies or lower raw material costs.
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
Employees
     At December 31, 2008, we employed approximately 2,500 persons, of which approximately 2,440 were employed in our Fabricated Products business unit and approximately 60 were employed in our corporate group, most of whom are located in our offices in Foothill Ranch, California
     The table below shows each manufacturing location, the primary union affiliation, if any, and the expiration date for the current union contract. As discussed below, union affiliations are with the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL – CIO, CLC (“USW”) and International Association of Machinists (‘IAM”).

Contract
Location	Union	Expiration Date
Chandler, AZ	Non-union (1)	—
Greenwood, SC	Non-union	—
Jackson, TN	Non-union	—
London, Ontario	USW Canada	Feb 2009
Los Angeles, CA	Teamsters	May 2009
Newark, OH	USW	Sept 2010
Richland, WA	Non-union	—
Richmond, VA	USW/IAM	Nov 2010
Sherman, TX	IAM	Dec 2010
Spokane, WA	USW	Sept 2010
Tulsa, OK	USW (2)	Nov 2010

(1)	In November 2008, certain employees at our Chandler, Arizona plant voted for affiliation with the USW. We had not completed negotiation with the union as of December 31, 2008. In January 2009, the employees of Chandler exercised their rights to contest the vote to affiliate with the USW. The issue is under review with the National Labor Relations Board.

(2)	In December 2008, we closed our Tulsa, Oklahoma plant and entered into a closure agreement with the USW. Pursuant to the closure agreement with the USW, in the event that we recall the employees at the Tulsa, Oklahoma plant prior to November 15, 2010, we will be subject to the union contract that was in place prior to the closure of our Tulsa, Oklahoma plant.
     As part of our chapter 11 reorganization, in 2006 we entered into a settlement with the USW regarding, among other things, pension and retiree medical obligations. Under the terms of the settlement, we agreed to adopt a position of neutrality regarding the unionization of any of our employees.
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
Emergence From Reorganization Proceedings
     From the first quarter of 2002 to June 30, 2006, Kaiser and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code under the supervision of the United States Bankruptcy Court for the district of Delaware(the “Bankruptcy Court”). Pursuant to a plan of reorganization (the “Plan”), Kaiser and its subsidiaries, which included all of our then-existing fabricated products facilities and operations and a 49% interest in Anglesey, emerged from chapter 11 on July 6, 2006. Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated at June 30, 2006 approximately $4.4 billion) were addressed and resolved. Pursuant to the Plan, all of the equity interests of Kaiser’s pre-emergence stockholders were cancelled without consideration. Equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan.
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
Legal Structure
     In connection with our Plan, we restructured and simplified our corporate structure. Our current corporate structure is summarized as follows:
•	We directly own 100% of the issued and outstanding shares of capital stock of Kaiser Aluminum Investments Company, a Delaware corporation (“KAIC”), which functions as an intermediate holding company.

•	KAIC owns 49% of the ownership interests of Anglesey and 100% of the ownership interests of each of:

•	Kaiser Aluminum Fabricated Products, LLC, a Delaware limited liability company (“KAFP”), which holds the assets and liabilities associated with our Fabricated Products business unit (excluding those assets and liabilities associated with our London, Ontario facility);

•	Kaiser Aluminum Canada Limited, an Ontario corporation, which holds the assets and liabilities associated with our London, Ontario facility and certain former Canadian subsidiaries that were largely inactive;

•	Kaiser Aluminum & Chemical Corporation, LLC, a Delaware limited liability company, which, as a successor by merger to Kaiser Aluminum & Chemical Corporation, holds our remaining non-operating assets and liabilities not assumed by KAFP;

•	Kaiser Aluminium International, Inc., a Delaware corporation, which functions primarily as the seller of our products delivered outside the United States;

•	Trochus Insurance Co., Ltd., a corporation formed in Bermuda, which has historically functioned as a captive insurance company; and

•	Kaiser Aluminum France, SAS, a corporation formed in France for the primary purpose of engaging in market development and commercialization and distribution of our products in Western Europe.
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
Recent economic factors.
     The United States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including:

•	disruption in global financial markets that has reduced the liquidity available to us, our customers, our suppliers and the purchasers of products that materially affect demand for our materials, including commercial airlines;

•	a substantially weakened banking and financial system with increasing risk and exposure to the impact of non-performance by banks committed to provide financing, hedging counterparties, insurers, customers and suppliers;

•	extreme volatility in commodity prices reflected most recently by broad and unprecedented declines that materially impact the results of our hedging strategies, increase near term cash margin requirements, reduce the value of our inventories and borrowing base under our revolving credit facility and result in substantial non-cash charges as we adjust inventory values and mark-to-market our hedge positions;

•	substantial reductions in consumer spending that reduce the demand for applications that use our products, including commercial aircraft, automobiles, trucks and trailers;

•	the rapid destocking of inventory levels throughout the supply chain in response to reduced demand and increasing uncertainty;

•	reduced customer demand under existing contracts resulting in customers limiting purchases to contractual minimum volumes or seeking relief from contractual obligations;

•	increasing risk that customers and suppliers may liquidate or seek protection under federal bankruptcy laws and reject existing contractual commitments;

•	difficulty successfully executing our strategy of growth through acquisitions;

•	the possibility of additional plant closures or reductions in response to a prolonged or increased reduction in demand for our products;

•	pressure to reduce defense spending and demand for our products used in defense applications as the new United States government administration is faced with competing national priorities; and

•	the inability to predict with any certainty the effectiveness and long term impact of economic stimulus plans.
     We are unable to predict the impact, severity and duration of these events, any of which could have a material adverse impact on our financial position, results of operations and cash flows.
A reader may not be able to compare our historical financial information to our financial information relating to periods after our emergence from chapter 11 bankruptcy.
     As a result of the effectiveness of our chapter 11 plan of reorganization, our Plan, on July 6, 2006, we began operating our business under a new capital structure. In addition, we adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, or SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code as of July 1, 2006. Because SOP 90-7 requires us to account for our assets and liabilities at their fair values as of the effective date of our Plan, our financial condition and results of operations from and after July 1, 2006 are not comparable in some material respects to the financial condition or results of operations reflected in our historical financial statements at dates or for periods prior to July 1, 2006.
We operate in a highly competitive industry which could adversely affect our profitability.
     The fabricated products segment of the aluminum industry is highly competitive. Competition in the sale of fabricated aluminum products is based upon quality, availability, price and service, including delivery performance. Many of our competitors are substantially larger than we are and have greater financial resources than we do, and may have other strategic advantages, including aluminum reduction capacity providing a long term natural hedge that facilitates the offering of fixed price contracts without margin exposure, more efficient technologies or lower raw material costs. Our facilities are primarily located in North America. To the extent that our competitors have production facilities located outside North America, they may be able to produce similar products at a lower cost or sell those products at a lower price during periods when the currency exchange rates favor foreign competition. We may not be able to adequately reduce our costs or prices to compete with these products. Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, any one of which could have a material adverse effect on our financial position, results of operations and cash flows.

We depend on a core group of significant customers.
     In 2008, our largest fabricated products customer, Reliance, accounted for approximately 18% of our fabricated products net sales, and our five largest customers accounted for approximately 39% of our fabricated products net sales. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. In addition, a prolonged or increasing downturn in the business or financial condition of any of our significant customers could materially and adversely affect our financial position, results of operations and cash flows.
Our industry is very sensitive to foreign economic, regulatory and political factors that may adversely affect our business.
     We import primary aluminum from, and manufacture fabricated products used in, foreign countries. We also own 49% of Anglesey, and, at least through September 2009, we will purchase alumina to supply to Anglesey, and we purchase aluminum from Anglesey for sale to a third party in the United Kingdom. Factors in the politically and economically diverse countries in which we operate or have customers or suppliers, including inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems, could affect our financial position, results of operations and cash flows. Our financial position, results of operations and cash flows could also be adversely affected by:
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
     We derive a significant portion of our revenue from products sold to the aerospace industry, which is highly cyclical and tends to decline in response to overall declines in industrial production. The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, by the state of the U.S. and world economies and numerous other factors, including the effects of terrorism. In recent years, a number of major airlines have also undergone chapter 11 bankruptcy and experienced financial strain from volatile fuel prices. The aerospace industry also suffered significantly in the wake of the events of September 11, 2001, resulting in a sharp decrease globally in new commercial aircraft deliveries and order cancellations or deferrals by the major airlines. Continued financial instability in the industry, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows. The military aerospace industry is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, regulatory changes, the retirement of older aircraft and technological improvements to new aircraft engines that increase reliability. The timing, duration and severity of upturns and downturns cannot be predicted with certainty. A future downturn or reduction in defense spending could have a material adverse effect on our financial position, results of operations and cash flows.
Reductions in defense spending for aerospace and non-aerospace military applications could substantially reduce demand for our products.
     Our products are used in a wide variety of military applications, including military jets, armored vehicles and ordinance. The funding of U.S. government programs is subject to congressional appropriations. Many of the programs in which we participate may extend several years; however these programs are normally funded annually. Changes in military strategy and priorities may affect current and future programs. Similarly there may be significant pressure to reduce defense spending as the new administration and governments around the world are faced with competing national priorities. Reductions in defense spending will reduce the demand for our products and could adversely affect our financial position, results of operations and cash flows.

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
Further downturns in the automotive and heavy duty truck and trailer industries could adversely affect our net sales and profitability.
     The demand for many of our general engineering and custom products is dependent on the production of automobiles, light trucks, SUVs, and heavy duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. The North American automotive and heavy truck and trailer industries have experienced severe downturns in sales. Multiple production cuts by United States manufacturers may continue to adversely affect the demand for our products. The North American automotive manufacturers are also burdened with substantial structural costs, including pension and healthcare costs that impact their profitability and labor relations and may ultimately result in severe financial difficulty, including bankruptcy. More recently, the three major automobile manufacturers in the United States have encountered serious financial difficulties as automotive sales and production have substantially declined, and two of them have received financial assistance from the federal government. A worsening of these companies’ financial condition or their bankruptcy could have further serious effects on the Unites States and global economies which, in turn, could worsen the conditions of the markets which directly affect the demand of our products. Similarly, a prolonged decline in the demand for new automobiles and heavy duty trucks and trailers, particularly in the United States, could have a material adverse effect on our financial position, results of operations and cash flows.
Changes in consumer demand may adversely affect our operations which supply automotive end users.
     Increases in energy costs have resulted in shifts in consumer demand away from motor vehicles that typically have a higher content of the products we currently supply, such as light trucks and SUVs. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have an adverse impact on our financial position, results of operations and cash flows.
We face tremendous pressure from our automotive customers on pricing.
     Cost cutting initiatives that our automotive customers have adopted generally result in increased downward pressure on pricing and our automotive customers typically seek agreements requiring reductions in pricing over the period of production. Pricing pressure may further intensify, particularly in North America, as North American automobile manufacturers pursue cost cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset any required price reductions, our financial position, results of operations and cash flows could be adversely impacted.
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
     Our revolving credit facility contains negative and financial covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on our ability to grant liens, engage in mergers, sell assets, incur debt, engage in different businesses, make investments, pay dividends, and repurchase shares. If we fail to satisfy the covenants set forth in our revolving credit facility or another event of default occurs under the revolving credit facility, we could be prohibited from borrowing. If we cannot borrow under the revolving credit facility, we could be required to seek additional financing, if available, or curtail our operations. Additional financing may not be available on commercially acceptable terms, or at all. If the revolving credit facility is terminated and we do not have sufficient cash on hand to pay any amounts outstanding under the facility, we could be required to sell assets or to obtain additional financing.
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
     As the economy and markets for our products move through economic downturns or supply otherwise begins to exceed demand through increases in capacity or reduced demand, it is increasingly important for us to be a low cost producer. Although we have undertaken and expect to continue to undertake productivity and cost reduction initiatives to improve performance, including deployment of company-wide business improvement methodologies, such as our production system, the Kaiser Production System, which involves the integrated utilization of application and advanced process engineering and business improvement methodologies such as Lean Enterprise, Total Productive Maintenance and Six Sigma, we cannot assure you that all of these initiatives will be completed or beneficial to us or that any estimated cost saving from such activities will be fully realized. Even when we are able to generate new efficiencies successfully in the short to medium term, we may not be able to continue to reduce cost and increase productivity over the long term.

Our profitability could be adversely affected by increases in the cost of raw materials and freight.
     The price of primary aluminum has historically been subject to significant cyclical price fluctuations, and the timing of changes in the market price of aluminum is largely unpredictable. Although our pricing of fabricated aluminum products is generally intended to pass the risk of price fluctuations on to our customers, we may not be able to pass on the entire cost of increases to our customers or offset fully the effects of higher costs for other raw materials through the use of surcharges and other measures, which may cause our profitability to decline. There will also be a potential time lag between increases in prices for raw materials under our purchase contracts and the point when we can implement a corresponding increase in price under our sales contracts with our customers. As a result, we may be exposed to fluctuations in raw material prices, including aluminum, since, during the time lag, we may have to bear the additional cost of the price increase under our purchase contracts. If these events were to occur, they could have a material adverse effect on our financial position, results of operations and cash flows. In addition, an increase in raw material prices may cause some of our customers to substitute other materials for our products, adversely affecting our financial position, results of operations and cash flows due to both a decrease in the sales of fabricated aluminum products and a decrease in demand for the primary aluminum produced at Anglesey.
The price volatility of energy costs may adversely affect our profitability.
     Our income and cash flows depend on the margin above fixed and variable expenses (including energy costs) at which we are able to sell our fabricated aluminum products. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our production facilities affect operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Future increases in fuel and utility prices may have a material adverse effect on our financial position, results of operations and cash flows.
Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging program were not in place.
     From time to time in the ordinary course of business, we enter into hedging transactions to limit our exposure to price risks relating to primary aluminum prices, energy prices and foreign currency. To the extent that these hedging transactions fix prices or exchange rates and primary aluminum prices, energy costs or foreign exchange rates are below the fixed prices or rates established by these hedging transactions, our income and cash flows will be lower than they otherwise would have been. Additionally, to the extent that primary aluminum prices, energy prices and/or foreign currency exchange rates deviate materially and adversely from fixed, floor or ceiling prices or rates established by outstanding hedging transactions, we could incur margin calls that could adversely impact our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. Conversely, we are exposed to risks associated with the credit worthiness of our hedging counterparties. Non-performance by a counterparty could have a material adverse effect on our financial position, results of operations and cash flows.

Uncertainty of Anglesey is expected to preclude recognition of future operating results and distribution of dividends.
     The agreement under which Anglesey receives power expires in September 2009, and the nuclear facility which supplies such power is scheduled to cease operations in 2010. We fully impaired our 49% equity investment in Anglesey in its 2008 fourth quarter results after considering Anglesey’s inability to obtain affordable power, the resulting expected curtailment of smelting operations and the growing uncertainty with respect to the future of Anglesey’s operations. While we expect Anglesey to continue to pursue alternative sources of affordable power, no sources have been identified that would enable the uninterrupted continuation of smelting operations. Similarly, although we expect Anglesey to continue to evaluate alternative operating activities, including the potential continuation of remelt and casting operations and the production of anodes for use by other smelting facilities, the economic feasibility of alternative operating activities at Anglesey is highly uncertain in the context of current economic conditions, Anglesey’s increasing exposure to higher pension contributions following recent declines in the value of the assets held by the Rio Tinto pension plan in which Anglesey participates and uncertainty with respect to future costs and expenses Anglesey may incur in connection with the curtailment of smelting operations. Unless we can determine that current or future operating results from Anglesey will be recoverable, we will not recognize future operating results from Anglesey. The expected inability to recognize future operating results from Anglesey and the anticipated loss of future dividend income, will adversely affect our financial position, results of operations and cash flows.
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
     A significant number of our employees are represented by labor unions under labor contracts with varying durations and expiration dates. All of these contracts currently expire in 2009 and 2010, including labor contracts with the USW, covering three of our manufacturing locations or approximately 36% of our employees, scheduled to expire in the fall of 2010. In addition, efforts by the USW are currently underway to organize our Chandler, Arizona facility. We may not be able to renegotiate or negotiate these or our other labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits that could materially and adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention or result in union-initiated work actions, including strikes or work stoppages, that could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.
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
     Our operations, including operations conducted prior to our emergence from chapter 11 bankruptcy, have subjected, and may in the future subject, us to fines, penalties and expenses for alleged breaches of environmental laws and to obligations to perform investigations or clean up of the environment. We may also be subject to claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the clean up of sites currently or formerly used by us or exposure of individuals to hazardous materials. Any investigation, clean-up or other remediation costs, fines or penalties, or costs to resolve third-party claims may be significant and could have a material adverse effect on our financial position, results of operations and cash flows.
     We have accrued, and will accrue, for costs relating to the above matters that are reasonably expected to be incurred based on available information. However, it is possible that actual costs may differ, perhaps significantly, from the amounts expected or accrued. Similarly, the timing of those expenditures may occur faster than anticipated. These differences could have a material adverse effect on our financial position, results of operations and cash flows. In addition, new laws or regulations or changes to existing laws and regulations may occur, including government mandated green initiatives and limitations on carbon emissions, that increase the cost or complexity of compliance, including the increased regulation of carbon emissions. Difference in actual costs, the timing of payments for previously accrued costs and the impact of new laws and regulations may have a material adverse effect on our financial position, results of operations and cash flows.
Other legal proceedings or investigations or changes in the laws and regulations to which we are subject may adversely affect our results of operations.
     In addition to the matters described above, we may from time to time be involved in, or be the subject of, disputes, proceedings and investigations with respect to a variety of matters, including matters related to personal injury, employees, taxes and contracts, as well as other disputes and proceedings that arise in the ordinary course of business. It could be costly to address these claims or any investigations involving them, whether meritorious or not, and legal proceedings and investigations could divert management’s attention as well as operational resources, negatively affecting our financial position, results of operations and cash flows.
     Additionally, as with the environmental laws and regulations, the other laws and regulations which govern our business are subject to change at any time. Compliance with changes to existing laws and regulations could have a material adverse effect on our financial position, results of operations and cash flows.
Product liability claims against us could result in significant costs and could adversely affect our financial position, results of operations and cash flow.
     We are sometimes exposed to warranty and product liability claims. While we generally maintain insurance against many product liability risks, a successful claim that exceeds our available insurance coverage or that is no longer fully insured as a result of the insolvency of one or more of the underlying carriers could have a material adverse effect on our financial position, results of operations and cash flows.
Our rod, bar, and tube investment projects and other expansion projects may not be completed as scheduled.
     We are currently engaged in various investment projects, including investment in our rod, bar, and tube value stream to, among other things, develop a production facility in Kalamazoo, Michigan and various other expansion projects. Our ability to complete these projects, and the timing and costs of doing so, are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems, economic conditions and permitting. If we are unable to fully complete these projects or if the actual costs for these projects exceed our current expectations, our financial position, results of operations and cash flows could be adversely affected.
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
Our effective income tax rate could increase and materially adversely affect our business.
     We operate in multiple tax jurisdictions and pay tax on our income according to the tax laws of these jurisdictions. Various factors, some of which are beyond our control, determine our effective tax rate and/or the amount we are required to pay, including changes in or interpretations of tax laws in any given jurisdiction, our ability to use net operating losses and tax credit carry forwards and other tax attributes, changes in geographical allocation of income and expense, and our judgment about the realizability of deferred tax assets. Such changes to our effective tax rate could materially adversely affect our financial position, liquidity, results of operations and cash flows.
Exposure to additional income tax liabilities due to audits could materially adversely affect our business.
     Due to our size and the nature of our business, we are subject to ongoing reviews by taxing jurisdictions on various tax matters, including challenges to various positions we assert on our income tax and withholding tax returns. We accrue income tax liabilities and tax contingencies based upon our best estimate of the taxes ultimately expected to be paid after considering our knowledge of all relevant facts and circumstances, existing tax laws, our experience with previous audits and settlements, the status of current tax examinations and how the tax authorities view certain issues. Such amounts are included in taxes payable or other non-current liabilities, as appropriate, and updated over time as more information becomes available. We record additional tax expense in the period in which we determine that the recorded tax liability is less than the ultimate assessment we expect. We are currently subject to audit and review in a number of jurisdictions in which we operate and have been advised that further audits may commence in the next 12 months. For example, the Canadian Revenue Agency (which we refer to as the CRA) is currently conducting an audit to determine whether we are in compliance with certain transfer pricing and intercompany loan provisions. If it is determined that we are not in compliance, we will not be entitled to certain tax rates on payments from our U.S. subsidiaries to and from our Canadian company. It is reasonably possible that the amount of our unrecognized tax benefits could significantly increase or decrease within the next 12 months.
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
     We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2008, we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may be subject to increase in insurance costs, we may not have access to the capital markets, and our stock price may be adversely affected.
We may not be able to adequately protect proprietary rights to our technology.
     Our success will depend in part upon our proprietary technology and processes. Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, these measures may not be adequate particularly in foreign countries where the laws may offer significantly less intellectual property protection than is offered by the laws of the United States. In addition, any attempts to enforce our intellectual property rights, even if successful, could result in costly and prolonged litigation, divert management’s attention and adversely affect our results of operations and cash flows. The unauthorized use of our intellectual property may adversely affect our results of operations as our competitors would be able to utilize such property without having had to incur the costs of developing it, thus potentially reducing our relative profitability. Furthermore, we may be subject to claims that our technology infringes the intellectual property rights of another. Even if without merit, those claims could result in costly and prolonged litigation, divert management’s attention and adversely affect our results of operations and cash flows. In addition, we may be required to enter into licensing agreements in order to continue using technology that is important to our business. However, we may be unable to obtain license agreements on acceptable terms, which could negatively affect our financial position, results of operations and cash flows.
We may not be able to utilize all of our net operating loss carry-forwards.
     We have net operating loss carry-forwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the United States. The net operating loss carry-forwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an "ownership change") as determined under the Internal Revenue Code of 1986 (the “Code”). Upon our emergence from chapter 11 bankruptcy, we entered into a stock transfer restriction agreement with our largest stockholder, a voluntary employee’s beneficiary association, or, VEBA, that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (which we refer to as the Union VEBA), and our certificate of incorporation was amended to prohibit and void certain transfers of our common stock. Both reduce the risk that an ownership change will jeopardize our net operating loss carry-forwards. Because U.S. tax law limits the time during which carry-forwards may be applied against future taxes, we may not be able to take full advantage of the carry-forwards for federal income tax purposes. In addition, the tax laws pertaining to net operating loss carry-forwards may be changed from time to time such that the net operating loss carry-forwards may be reduced or eliminated. If the net operating loss carry-forwards become unavailable to us or are fully utilized, our future income will not be shielded from federal income taxation, and the funds otherwise available for general corporate purposes would be reduced.
Transfer restrictions and other factors could hinder the market for our common stock.
     In order to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carry-forwards, for purposes of Sections 382 and 383 of the Code, upon emergence from chapter 11 bankruptcy, we entered into a stock transfer restriction agreement with our largest stockholder, the Union VEBA, and amended and restated our certificate of incorporation to include restrictions on transfers involving 5% ownership. These transfer restrictions may make our stock less attractive to large institutional holders discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our common stock and otherwise hinder the market for our common stock.
We could engage in or approve transactions involving our common shares that inadvertently impair the use of our federal income tax attributes.
     Section 382 of the Code affects our ability to use our federal income tax attributes, including our net operating loss carry-forwards, following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code, an “ownership change.” Certain transactions may be included in the calculation of an ownership change, including transactions involving our repurchase or issuance of our common shares. When we engage in or approve any transaction involving our common shares that may be included in the calculation of an ownership change, our practice is to first perform the calculations necessary to confirm that our ability to use our federal income tax attributes will not be affected. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common shares that causes an ownership change and inadvertently impair the use of our federal income tax attributes.
We could engage in or approve transactions involving our common shares that adversely affect significant stockholders.
     Under the transfer restrictions in our certificate of incorporation, our 5% stockholders are, in effect, required to seek the approval of, or a determination by, our Board of Directors before they engage in transactions involving our common stock. We could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 5% stockholders in accordance with the transfer restrictions in our certificate of incorporation without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 5% to become 5% stockholders, resulting in those stockholders having to seek the approval of, or a determination by, our Board of Directors under our certificate of incorporation before they could engage in future transactions involving our common stock. For example, share repurchases reduce the number of our common shares outstanding and could cause a stockholder holding less than 5% to become a 5% stockholder even though it has not acquired any additional shares.
Our net sales, operating results and profitability may vary from period to period, which may lead to volatility in the trading price of our stock.
     Our financial and operating results may be significantly below the expectations of public market analysts and investors and the price of our common stock may decline due to the following factors:
•	volatility in the spot market for primary aluminum and energy costs;

•	changes in the volume, price and mix of the products we sell;

•	our annual accruals for variable payment obligations to the Union VEBA and another VEBA that provides benefits for certain other eligible retirees and their surviving spouses and eligible dependents (which we refer to as the Salaried VEBA);

•	non-cash charges including last-in, first-out, or LIFO, inventory charges and impairments, lower of cost or market valuation adjustments to inventory, mark-to-market gains and losses related to our derivative transactions and impairments of fixed assets and investments;

•	global economic conditions;

•	unanticipated interruptions of our operations for any reason;

•	variations in the maintenance needs for our facilities;

•	unanticipated changes in our labor relations;

•	cyclical aspects impacting demand for our products; and

•	reductions in defense spending.

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
     The Union VEBA owns 24.2% of our outstanding common stock as of December 31, 2008. As a result, the Union VEBA has significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the Union VEBA and other substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.
The USW has director nomination rights through which it may influence us, and USW interests may not align with our interests or the interests of our other investors.
     Pursuant to an agreement, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, or USW, has the right to nominate candidates which, if elected, would constitute 40% of our Board of Directors through December 31, 2012 at which time the USW is required to cause any director nominated by the USW to submit his or her resignation to our Board of Directors, which submission our Board of Directors may accept or reject in its discretion. As a result, the directors nominated by the USW have a significant voice in the decisions of our Board of Directors. It is possible that the USW may seek to extend the term of the agreement and its right to nominate board members beyond 2012.
Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restriction.
     In June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend. A quarterly cash dividend has been paid in each subsequent quarter and in June 2008, our Board of Directors increased the payment of the regular quarterly cash dividend. The future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our results, financial condition, anticipated cash requirements, and ability to satisfy conditions reflected in our revolver. We can give no assurance that dividends will be declared and paid in the future. Our revolving credit facility, as amended on January 9, 2009, restricts our ability to pay any dividends and prohibits us from repurchasing our common shares. Under our revolving credit facility, we may pay cash dividends only if we maintain $100 million in borrowing availability and are not in default. In addition, our revolving credit facility, as amended, limits dividends during any fiscal year to an aggregate amount not to exceed $25 million.

Our certificate of incorporation includes transfer restrictions that may void transactions in our common stock effected by 5% stockholders.
     Our certificate of incorporation restricts the transfer of our equity securities if either (1) the transferor holds 5% or more of the fair market value of all of our issued and outstanding equity securities or (2) as a result of the transfer, either any person would become such a 5% stockholder or the percentage stock ownership of any such 5% stockholder would be increased. These restrictions are subject to exceptions set forth in our certificate of incorporation. Any transfer that violates these restrictions is void and will be unwound as provided in our certificate of incorporation.
Delaware law, our governing documents and the stock transfer restriction agreement we entered into as part of our Plan may impede or discourage a takeover, which could adversely affect the value of our common stock.
     Provisions of Delaware law, our certificate of incorporation and the stock transfer restriction agreement with the Union VEBA may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. Our certificate of incorporation prohibits certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. In addition, we are party to a stock transfer restriction agreement with the Union VEBA which limits its ability to transfer our common stock. The general effect of the transfer restrictions in the stock transfer restriction agreement and our certificate of incorporation is to ensure that a change in ownership of more than 45% of our outstanding common stock cannot occur in any three-year period. These rights and provisions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.
Item 1B.  Unresolved Staff Comments
     None.

Item 2. Properties
     The locations of the principal plants and other materially important physical properties relating to our Fabricated Products business unit are below:

Location	Square footage	Owned or Leased
Chandler, Arizona	93,000	Leased	(1)
Greenwood, South Carolina	185,000	Owned
Jackson, Tennessee	310,000	Owned
Kalamazoo, Michigan	465,000	Leased	(2)
London, Ontario (Canada)	265,000	Owned
Los Angeles, California	183,000	Owned
Newark, Ohio	1,293,000	Owned
Richland, Washington	45,000	Leased	(3)
Richmond, Virginia	443,000	Owned
Plainfield, Illinois	80,000	Leased	(4)
Sherman, Texas	313,000	Owned
Spokane, Washington	2,854,000	Owned/Leased	(5)
Tulsa, Oklahoma	28,000	Owned

Total	6,557,000

(1)	The Chandler, Arizona facility is subject to a lease with a primary lease term that expires in 2033. We have certain extension rights in respect of the Chandler lease.

(2)	The Kalamazoo, Michigan facility is subject to a lease with a 2033 expiration date.

(3)	The Richland, Washington facility is subject to a lease with a 2011 expiration date, subject to certain extension rights held by us.

(4)	The Plainfield, Illinois facility is subject to a lease with a 2010 expiration date and a renewal option subject to certain terms and conditions.

(5)	2,733,000 square feet is owned and 121,000 square feet is subject to a lease with a 2010 expiration date and a renewal option subject to certain terms and conditions.
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
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our outstanding common stock is traded on the Nasdaq Global Select Market under the ticker symbol “KALU.”
     The following table sets forth the high and low sale prices of our common stock for each quarterly period for fiscal years 2007 and 2008:

	High	Low
Fiscal 2007
First quarter.	$78.00	$57.00
Second quarter	$89.24	$70.09
Third quarter.	$79.99	$52.75
Fourth quarter	$80.75	$65.89

Fiscal 2008
First quarter.	$79.84	$56.67
Second quarter	$76.46	$53.23
Third quarter.	$55.49	$41.89
Fourth quarter	$43.00	$15.01
Holders
     As of January 30, 2009, there were approximately 651 holders of record of our common stock.
Dividends
     In June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend of $0.18 per common share per quarter. In June 2008, our Board of Directors increased the quarterly cash dividend to $0.24 per common share per quarter. Each quarterly cash dividend declared in 2007 and 2008 has been paid in the subsequent quarter. Total cash dividends paid were $0.36 per common share, or $7.4 million, in 2007 and $0.84 per common share, or $17.2 million, in 2008.
     In January 2009, our Board of Director declared another quarterly cash dividend of $0.24 per common share, or $4.8 million to shareholders of record at the close of business on January 26, 2009, which was paid on February 13, 2009.
     Future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. We can give no assurance that any dividends will be declared or paid in the future. On January 9, 2009, we entered into an amendment to our revolving credit facility. Our revolving credit facility, as amended restricts our ability to pay dividends and prohibits us from repurchasing our common shares. Under our revolving credit facility, as amended, we may pay cash dividends only if we maintain $100 million in borrowing availability thereunder, and are not in default or would not be in default as a result of the dividend payment, and such dividends can not exceed $25 million during any fiscal year.

Stock Performance Graph
     The following graph compares the cumulative total shareholder return on the Company’s common stock with: (i) the Russell 2000 of which we are a component, and (ii) the S&P SmallCap 600. The graph assumes (i) an initial investment of $100 as of July 7, 2006, the first day on which the Company’s common stock began trading on the Nasdaq Stock Market, and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of future performance of our stock price.

* $100 invested on 7/7/06 in stock or on 6/30/06 in index-including reinvestment of dividends.
     Our performance graph reflects the cumulative return of (i) the Russell 2000, a broad equity market index of which we are a component and (ii) the S&P SmallCap 600. We elected to use the S&P SmallCap 600 index after determining that no published industry or line-of-business indexes were closely enough related to our industry or business to provide a reasonable basis for comparison. Similarly, we determined that we could not identify comparables to include in a peer group that would provide a reasonable basis for comparison and that, as a result, an index consisting of companies with similar market capitalizations was appropriate.
Issuer Repurchases of Equity Securities
     We made no repurchases of our common shares during the quarter ended December 31, 2008.
     In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. All shares repurchased under this stock repurchase program were treated as treasury shares. In January 2009, we entered into an amendment to our revolving credit facility that prohibits us from repurchasing our common shares. As a result, we can no longer repurchase our common shares or withhold common shares to satisfy employee minimum statutory withholding obligations without lender approval.

Item 6. Selected Financial Data
     The following table represents our selected financial data. The table should be read in conjunctions with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data,” of this Report.

			Year Ended December 31, 2006
	Year	Year	July 1, 2006	Predecessor
	Ended	Ended	through	January 1, 2006	Year Ended
	December 31,	December 31,	December 31,	to	December 31,
	2008	2007	2006	July 1, 2006	2005	2004
	(In millions of dollars, except shipments, average sales price and per share amounts)
Net sales	$1,508.2	$1,504.5	$667.5	$689.8	$1,089.7	$942.4

(Loss) income from continuing operations	(68.5)	101.0	26.2	3,136.9	(1,112.7)	(868.1)

Income from discontinued operations	—	—	—	4.3	363.7	121.3

Cumulative effect of accounting change	—	—	—	—	(4.7)	—

Net (loss) income	$(68.5)	$101.0	$26.2	$3,141.2	$(753.7)	$(746.8)

Basic (loss) income per share:

(Loss) income from continuing operations	$(3.43)	$5.05	$1.31	$39.37	$(13.97)	$(10.88)

Income from discontinued operations	—	—	—	.05	4.57	1.52

Cumulative effect of accounting change	—	—	—	—	(.06)	—
Net (loss) income per share	$(3.43)	$5.05	$1.31	$39.42	$(9.46)	$(9.36)

Diluted (loss) income per share:

(Loss) income from continuing operations	$(3.43)	$4.97	$1.30	$39.37	$(13.97)	$(10.88)

Income from discontinued operations	—	—	—	.05	4.57	1.52

Cumulative effect of accounting change	—	—	—	—	(.06)	—

Net (loss) income per share	$(3.43)	$4.97	$1.30	$39.42	$(9.46)	$(9.36)

Shipments (mm lbs)	691.6	705.0	326.9	350.6	637.5	615.2

Average realized third party sales price (per lb)	$2.18	$2.13	$2.04	$1.97	$1.71	$1.53

Cash dividends declared per common share	$.66	$.54	$—	$—	$—	$—

Capital expenditures, net of accounts payable	$93.2	$61.8	$30.0	$28.1	$31.0	$7.6

Depreciation expense	$14.7	$11.9	$5.5	$9.8	$19.9	$22.3

			Predecessor
	December 31,
	2008	2007	2006	2005	2004
Total assets	$1,145.4	$1,165.2	$655.4	$1,538.9	$1,882.4
Long-term borrowings, including amounts due within one year	43.0	—	50.0	1.2	2.8

     The financial information for all prior periods has been reclassified to reflect discontinued operations. See Note 22 of Notes to Consolidated Financial Statements. Earnings (loss) per share and share information for the Predecessor may not be meaningful because, pursuant to the Plan, the equity interests in the Company’s existing stockholders were cancelled without consideration.
     In addition to the operational results presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” significant items that impacted the results included, but were not limited to, the following:
     2008:
•	We recorded $87.1 million of non-cash, pre-tax, unrealized mark to market losses on our derivative positions primarily as a result of the decline in metal price.

•	We recorded a $65.5 million lower of cost or market inventory adjustment due to the decline in metal prices. This inventory write-down lowered the LIFO inventory values that had been established at relatively high prices during the implementation of fresh start accounting in July 2006.

•	In December 2008, we announced plans to close operations at our Tulsa, Oklahoma extrusion facility and significantly reduce operations at our Bellwood, Virginia facility in response to lower demand for products produced at these locations. These actions, which are expected to be completed by early 2009, resulted in a restructuring charge of $8.8 million in the fourth quarter of 2008 related to employee termination benefits and asset impairment.

•	Anglesey is expected to fully curtail its smelting operations at the end of September 2009, when its current power contract expires. Based on a review of new facts and circumstances that came into light during the fourth quarter of 2008 and early 2009 regarding Anglesey, we currently do not expect to be able to recover our investment in Anglesey. As a result, we recorded an impairment charge of $37.8 million and a corresponding decrease to Investment in and advances to unconsolidated affiliate.

•	On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating below its maximum capacity during the second half of 2008, returning to its normal production level in the fourth quarter of 2008. In December 2008, Anglesey received $20 million in a partial insurance settlement, of which $10 million was recorded as an increase in our equity in earnings and an increase in our investment in Anglesey. This amount was subsequently impaired at December 31, 2008.

•	We announced a $75 million stock repurchase plan to commence after July 6, 2008. We repurchased 572,706 shares of common stock at a weighted-average price of $49.05 per share, or total cost of $28.1 million, under the repurchase plan. Our revolving credit facility, as amended on January 9, 2009, currently prohibits us from repurchasing our common shares, including under the repurchase program.

•	We began drawing down on our revolving credit facility during the last two quarters of 2008 and had $36.0 million of outstanding borrowings at December 31, 2008.

•	We paid dividends totaling $17.2 million in 2008.

     2007:
•	During the fourth quarter we repaid our $50 million term loan.

•	In June 2007, our Board of Directors initiated a regular quarterly dividend of $.18 per share. We paid total dividends of $7.4 million in 2007.

•	In addition, in 2007 we determined that we met the “more likely than not” criteria for recognition of our deferred tax assets and we released the vast majority of the valuations allowance. At December 31, 2007, total assets included net deferred tax assets of $327.8 million.
     2006:
•	We emerged from chapter 11 bankruptcy on July 6, 2006 with our then-existing fabricated product facilities and operations and a 49% interest in Anglesey. During the period from January 1, 2006 to July 1, 2006, we recorded gains upon emergence and other reorganization related benefits (costs) of approximately $3.1 billion.
     2005:
•	We were in chapter 11 bankruptcy for the entire year. During 2005, we recorded reorganization costs of approximately $1.2 billion.

•	We also recorded a $4.7 million charge as a result of adopting accounting for conditional asset retirement obligations.
     2004:
•	We were in chapter 11 bankruptcy for the entire year.

•	We disposed of various foreign operations and recorded settlement and termination charges related to the termination of post-retirement medical and pension benefits plans.

•	During 2004, we recorded reorganization costs of approximately $39 million.
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
     In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such control was effective as of December 31, 2008. Management’s report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 8. “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in ten sections:
•	Overview

•	Financial Reporting Changes

•	Business Strategy and Core Philosophies

•	Management Review of 2008 and Outlook for the Future

•	Results of Operations

•	Other Information

•	Liquidity and Capital Resources

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet and Other Arrangements

•	Critical Accounting Estimates

•	New Accounting Pronouncements
     We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8. “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
     We have two reportable operating segments, Fabricated Products and Primary Aluminum, and our Corporate segment. The Fabricated Products segment is comprised of all of the operations within the fabricated aluminum products industry including our fabricating facilities in North America during 2008. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications.

     The Primary Aluminum segment produces commodity grade products as well as value-added products such as ingot and billet, for which we receive a premium over normal commodity market prices and conducts hedging activities in respect of our exposure to primary aluminum price risk.
     Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the markets in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. During 2008, 2007, and 2006, the markets for aerospace and high strength products in which we participate were strong, resulting in higher shipments and improved margins. However, demand for our products for general engineering and custom automotive and industrial applications dramatically declined in the final months of 2008.
     Changes in primary aluminum prices affect our Primary Aluminum segment and expected earnings under any firm price fabricated products contracts. However, the impacts of such changes are generally offset by each other or by primary aluminum hedges. Our operating results are also, albeit to a lesser degree, sensitive to changes in prices for power and natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of our sensitivity to changes in market conditions, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risks - Sensitivity.”
     During 2008, the average London Metal Exchange, or LME, transaction price per pound of primary aluminum was $1.17. During 2007 and 2006, the average LME price per pound for primary aluminum was $1.20 and $1.17, respectively. At January 30, 2009, the LME price was approximately $.59 per pound.
Financial Reporting Changes
     From the first quarter of 2002 to June 30, 2006, Kaiser and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code under the supervision of the Bankruptcy Court. Pursuant to the Plan, Kaiser and its subsidiaries, which owned all of our then-existing core fabricated products facilities and operations and a 49% interest in Anglesey, emerged from chapter 11 on July 6, 2006. Pursuant to the Plan, all material pre-petition debt, pension and post-retirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated at June 30, 2006 approximately $4.4 billion) were addressed and resolved. Pursuant to the Plan, all of the equity interests of Kaiser’s pre-emergence stockholders were cancelled without consideration. Equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan. See Notes 2 and 21 of Notes to Consolidated Financial Statements included in this Report for additional information on Kaiser’s reorganization and the Plan.
     Our emergence from chapter 11 bankruptcy and adoption of fresh start accounting resulted in a new reporting entity for accounting purposes. Although we emerged from chapter 11 bankruptcy on July 6, 2006, we adopted fresh start accounting under the provisions of American Institute of Certified Professional Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, effective as of the beginning of business on July 1, 2006. As such, it was assumed that the emergence was completed instantaneously at the beginning of business on July 1, 2006 so that all operating activities during the period from July 1, 2006 through December 31, 2006 are reported as applying to the new reporting entity. We believe that this is a reasonable presentation as there were no material non-Plan-related transactions between July 1, 2006 and July 6, 2006.
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
     As indicated above, we also made changes to our accounting policies and procedures as part of the application of “fresh start” accounting as required by SOP 90-7. In general, our accounting policies are the same as or similar to those historically used to prepare our financial statements. In certain cases, however, we adopted different accounting principles for, or applied methodologies differently to, our post emergence financial statement information. For instance, we changed our accounting methodologies with respect to inventory accounting. While we still account for inventories on LIFO basis after emergence, we are applying LIFO differently than we did in the past. Specifically, we now view each quarter on a standalone year-to-date basis for computing LIFO; in the past, the Predecessor recorded LIFO amounts with a view to the entire fiscal year, which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or second half of the year.
Business Strategy and Core Philosophies
     We are a leading manufacturer of fabricated aluminum products. We specialize in providing highly engineered solutions that meet the demanding needs of the transportation and industrial markets. We are leaders in our industry, maintaining a strong competitive position in a significant majority of the markets we serve. In a very competitive marketplace, we distinguish ourselves with our “Best in Class” customer satisfaction along with a broad and deep product offering. Our blue-chip customer base includes some of the top names in industry, with whom we share long-standing relationships based on quality and trust. We have established a platform for growth that we believe is well positioned within the industry.
     We strive to reinforce our position as supplier of choice through “Best in Class” customer satisfaction and seek to continuously improve our cost performance in order to be the low cost provider by eliminating waste throughout the value stream.
     Our line of Kaiser Select® products reflects a structured approach to reduce waste and variability for our customers. Our Kaiser Select® products are manufactured according to strict specifications that deliver enhanced product characteristics with improved consistency that result in better performance and in many cases lower cost for our customers.
     Our lean enterprise initiative is facilitated by the Kaiser Production System (“KPS”), which is an integrated application of the tools of Lean Enterprise, Six Sigma and Total Productive Manufacturing which underpins our continuous effort to provide “Best in Class” customer satisfaction. We believe KPS enables us to deliver superior customer service through consistent, on-time delivery of superior quality products on short lead times. We are committed to imbedding KPS as the common culture through which we continuously improve our operations and enhance our total competitive position.
     Management Review of 2008 and Outlook for the Future
     In 2008, we continued our focus on the generation of long-term value through our organic growth initiatives and ongoing focus on streamlining our existing value streams. This focus contributed to record Fabricated Products segment shipments of 559 million pounds with Fabricated Products net sales growth over 2007 of 3%.
     During 2008 our results benefited from higher average realized third party sales prices in our Fabricated Products segment due primarily to favorable mix and higher value-added pricing. We continued to benefit from strong demand for our products in the aerospace, high strength and defense markets. During the year, we brought additional heat treat plate capacity online at our Trentwood facility which, along with robust demand, led to record heat treat plate shipments in 2008. Also in 2008, we continued our $91 million investment program in our rod, bar and tube value stream including a facility to be located in Kalamazoo, Michigan, and improvements at three existing extrusion and drawing facilities. This investment program is expected to significantly improve the capabilities and efficiencies of our rod and bar and seamless extruded and drawn tube operations and enhance the market position of such products. We expect the facility in Kalamazoo, Michigan to be equipped with two extrusion presses and a remelt operation. Completion of these investments is expected to occur by early 2010.

     In 2008, we also faced a number of challenges. Demand in the ground transportation and general industrial markets was weak throughout the year, and especially weak in the last few months of 2008. Additionally, service center customers dramatically reduced their inventories in the last few months of 2008, which exaggerated the effect of reduced end-use demand and dramatically reduced industry mill shipments of certain service center catalogue products. As a result, our shipments of general engineering rod and bar products were down significantly in the last two quarters. We also endured higher freight and energy prices during much of 2008.
     In December 2008, we announced plans to close operations at our Tulsa, Oklahoma extrusion facility and significantly reduce operations at our Bellwood, Virginia facility. The operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. The Tulsa, Oklahoma facility was closed in December 2008 and the curtailment at the Bellwood, Virginia plant was completed in early 2009. We expect these restructuring activities to reduce excess capacity and related costs in anticipation of expected reduced demand in the general engineering and ground transportation end markets in 2009 (see Segment Discussion below). We continue to maintain adequate capacity throughout our operations capable of meeting customer needs and serving anticipated market demand in the core markets of extruded rod and bar, seamless tube, and automotive products. The Bellwood, Virginia facility will continue to produce drive shaft tube for automotive applications, seamless tube and large diameter rod and bar for service centers. In addition to the restructuring costs incurred in 2008, we expect to incur $1 million to $3 million of additional charges in 2009 relating to activities such as vendor contract termination and consolidation of facilities.
     Looking into 2009 and beyond, we see continued strength in demand for our aerospace and high strength products, while general industrial and ground transportation demand is expected to be especially weak. However, our visibility into future market conditions is poor, requiring us to remain prepared to flex our operations with changing market conditions. We anticipate our main areas of focus will be:
•	completing and realizing the benefits from our organic growth initiatives, particularly our heat treat plate expansion at our Trentwood facility in Spokane, Washington (now completed) and our Kalamazoo, Michigan casting and extrusion facility;
•	improving the manufacturing efficiencies of our facilities to generate significant cost improvements over our performance in 2008;
•	aligning our resources and output with demand and market conditions;
•	continuing to improve our “Best In Class” customer satisfaction with strong delivery performance, improved product quality and consistency, expanded product breadth, and broader geographic marketing presence;
•	generating cash from operations that funds capital expenditures made in the ordinary course of business as well as other initiatives;
•	managing our liquidity, debt and capital structure to maintain a strong financial position and a balance between cost and flexibility; and
•	maximizing of shareholder value.
Results of Operations
Fiscal 2008 Summary
•	Net sales for the year ended December 31, 2008 increased to $1,508.2 million compared to $1,504.5 million for the year ended December 31, 2007. The increase primarily reflected higher shipments and higher value-added pricing in Fabricated Products, which was largely offset by the effect of lower shipments in Primary Aluminum as a result of the fire at Anglesey during the second quarter of 2008.

•	Our operating loss for the year ended December 31, 2008 was $91.0 million compared to operating income of $182.0 million for the year ended December 31, 2007. The 2008 operating loss reflected significant items that we consider to be non-run-rate which totaled $206.6 million. These items primarily included $87.1 million of unrealized mark to market loss on our derivative positions, $65.5 million of lower of cost or market inventory write-down, $37.8 million of impairment charge relating to our investment in Anglesey, and $8.8 million of restructuring costs and other charges in connection with the closure of our Tulsa, Oklahoma facility and the curtailment of our Bellwood, Virginia operation, of which $4.5 million was related to one time employee termination costs and $4.3 million was related to asset impairment.

•	Net loss for the year ended December 31, 2008 was $68.5 million compared to net income of $101.0 million for the year ended December 31, 2007. Net loss for 2008 included all of the non-run-rate items discussed above. Net income for the year ended December 31, 2007 included Other operating benefits of $13.6 million related primarily to the reimbursement of $8.3 million of amounts paid in connection with the sale of our interests in and related to Queensland Alumina Limited (“QAL”) in 2005, a $4.9 million non-cash gain from the settlement of a claim by the purchaser of the Gramercy alumina refinery and our interests in and related to Kaiser Jamaica Bauxite Company, a $1.6 million gain from the resolution of contingencies relating to the sale of a smelter in Tacoma, Washington, a $1.3 million gain related to a settlement with the Pension Benefit Guaranty Corporation or PBGC, and a charge of $2.6 million related to other post-emergence chapter 11 related items (see Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”).

•	Our effective tax benefit rate was 25.0% for the year ended December 31, 2008 (see discussion of “(Benefit) Provision for Income Taxes”).

•	In 2008, we paid a total of approximately $17.2, or $.84 per common share, in cash dividends to stockholders, and in dividend equivalents to the holders of restricted stock, the holders of restricted stock units and the holders of performance shares with respect to one half of the performance shares. In 2008, we repurchased 572,706 common shares at the weighted-average price of $49.05 per share during 2008. As of December 31, 2008, $46.9 million remained available for repurchases under the existing repurchase authorization.
Consolidated Selected Operational and Financial Information
     The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices). The selected operational and financial information after July 6, 2006 is that of the Successor and certain of the information presented is not comparable to the information of the Predecessor.
     The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial and Supplementary Data.” See Note 16 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for further information regarding segments.

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs):
Fabricated Products	558.5	547.8	249.6	273.5
Primary Aluminum(1)	133.1	157.2	77.3	77.1

	691.6	705.0	326.9	350.6

Average Realized Third Party Sales Price (per pound):
Fabricated Products(2)	$2.39	$2.37	$2.27	$2.16
Primary Aluminum(3)	$1.29	$1.31	$1.30	$1.28
Net Sales:
Fabricated Products	$1,336.8	$1,298.3	$567.2	$590.9
Primary Aluminum	171.4	206.2	100.3	98.9

Total Net Sales	$1,508.2	$1,504.5	$667.5	$689.8

Segment Operating (Loss) Income:
Fabricated Products(4)(5)	$53.5	$169.0	$60.8	$61.2
Primary Aluminum(6)(7)	(99.7)	46.5	10.8	12.4
Corporate and Other	(46.2)	(47.1)	(25.5)	(20.3)
Other Operating Benefits (Charges), Net(8)	1.4	13.6	2.2	(.9)

Total Operating (Loss) Income	$(91.0)	$182.0	$48.3	$52.4

Discontinued Operations	$—	$—	$—	$4.3

Reorganization Items(9)	$—	$—	$—	$3,090.3

Income tax (benefit) provision	$(22.8)	$81.4	$23.7	$6.2

Net (Loss) Income	$(68.5)	$101.0	$26.2	$3,141.2

Capital Expenditures, (net of accounts payable and excluding discontinued operations).	$93.2	$61.8	$30.0	$28.1

(1)	Shipments in the Primary Aluminum segment decreased in 2008 primarily due to decrease in production of primary aluminum as a result of the fire at Anglesey in June 2008 (see further discussion in “Segment Information” below).

(2)	Average realized prices for our Fabricated Products business unit are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Item 1. “Business.”

(3)	Average realized prices for our Primary Aluminum business unit exclude hedging revenues.

(4)	Fabricated Products business unit operating results for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 include non-cash LIFO inventory benefits (charges) of $7.5 million, $14.0 million, $(3.3) million and $(21.7) million, respectively, and metal gains (losses) of approximately $(11.4) million, $(13.1) million, $4.2 million and $16.6 million, respectively. Also included in the operating results for 2008 was $65.5 million of lower of cost or market write-down of inventory.

(5)	Fabricated Products business unit operating results for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 include non-cash mark-to-market gains (losses) on natural gas and foreign currency hedging activities totaling $(5.7) million, $1.7 million, $(1.2) and $(1.0), respectively. For further discussion regarding mark-to-market matters, see Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

(6)	Primary Aluminum business unit operating results for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, include non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $(67.2) million, $16.2 million and $6.4 million and $(.7) million, respectively, and on foreign currency derivatives of $(14.2) million, $(8.2) million, $3.8 million and $7.8 million, respectively. For further discussion regarding mark-to-market matters, see Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

(7)	Primary Aluminum business unit operating results for 2008 includes an impairment charge of $37.8 million relating to our investment in Anglesey.

(8)	See Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for a detailed summary of the components of Other operating benefits (charges), net and the business segment to which the items relate.

(9)	See Notes 2 and 21 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for a discussion of Reorganization items.
     Summary. We reported Net loss of $68.5 million for 2008 compared to Net income of $101.0 million for 2007 and Net income of $26.2 million and $3,141.2 million for the periods from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, respectively. Net loss for 2008 includes (i) a non-cash mark-to-market unrealized loss of $87.1 million on our derivative positions primarily as a result of the decline in metal price, (ii) a $65.5 million charge relating to lower of cost or market valuation of inventory, (iii) a non-cash impairment charge of $37.8 million relating to our investment in Anglesey and (iv) restructuring charges of $8.8 million relating to the recently announced plant closure and curtailment of operations. Net income for the Predecessor period in 2006 includes a non-cash gain of $3,110.3 million related to the implementation of our Plan and application of fresh start accounting. All years include a number of other non-run-rate items that are more fully explained in the sections below.

     Net Sales. We reported Net sales in 2008 of $1,508.2 million compared to $1,504.5 million in 2007, $667.5 million for the period from July 1, 2006 through December 31, 2006 and $689.8 million for the period from January 1, 2006 to July 1, 2006. As more fully discussed below, the increase in revenues in 2008 is primarily the result of higher shipments and value-added pricing in Fabricated Products, offset by a decrease in shipments in Primary Aluminum as a result of the fire at Anglesey during the second quarter of 2008.
     The increase in revenues in 2007 as compared to the period from July 1, 2006 through December 31, 2006 and for the period from January 1, 2006 to July 1, 2006 is primarily the result of higher shipments, favorable product mix and value-added pricing in Fabricated Products as well as a higher market price for primary aluminum. Such increases in primary aluminum market prices do not necessarily directly translate to increased profitability because (i) a substantial portion of the business conducted by the Fabricated Products business unit passes primary aluminum prices on directly to customers and (ii) our hedging activities, while limiting our risk of losses, may limit our ability to participate in price increases.
     Cost of Products Sold, excluding Depreciation and Other Items. Cost of goods sold, excluding depreciation in 2008 totaled $1,400.7 million compared to $1,251.1 million in 2007 or 93% and 83% of net sales, respectively. The increase in Cost of products sold, excluding depreciation as a percentage of net sales in 2008 was primarily the result of a mark-to-market unrealized loss of $87.1 million on our derivative positions. Additionally, increases in energy, freight, currency exchange, major maintenance expense, and other manufacturing costs increased the Cost of products sold, excluding depreciation as a percentage of net sales in 2008.
     Cost of products sold, excluding depreciation in 2007 totaled $1,251.1 million compared to $580.4 million for the period from July 1, 2006 through December 31, 2006 and $596.4 million for the period from January 1, 2006 to July 1, 2006. Included in Cost of products sold, excluding depreciation in 2007 was a LIFO gain of $14.0 million. Included in Cost of products, excluding depreciation for the periods from July 1, 2006 to December 31, 2006 and from January 1, 2006 to July 1, 2006 were LIFO charges of $3.3 million and $21.7 million, respectively.
     Lower of Cost or Market Inventory Write-down. We recorded a lower of cost or market inventory write-down of $65.5 million in 2008 as a result of declining metal prices.
     Impairment of Investment in Anglesey. Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through September 2009. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter, but has been unable to reach a feasible solution. In January of 2009, we announced that we expect Anglesey to fully curtail its smelting operations at the end of September 2009, when its current power contract expires. Although Anglesey will continue to pursue alternative sources of affordable power, as of the filing date of this Report, no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey is expected to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations and the production of anodes for use by other smelting facilities. Taking into account Anglesey’s inability to obtain affordable power, the resulting expected curtailment of smelting operations, the growing uncertainty with respect to the future of Anglesey’s operations, and Anglesey’s expected cash requirements for redundancy and pension payments, we do not expect to receive any dividends from Anglesey in the future and, as a result, we recorded a $37.8 million impairment charge to fully impair our 49% equity investment in Anglesey during the fourth quarter of 2008.
     Restructuring Costs and Other Charges. In December 2008, we announced plans to close our Tulsa, Oklahoma facility and to curtail operations at our Bellwood, Virginia facility. Total restructuring charges for 2008 were $8.8 million, of which $4.5 million was related to one time employee termination costs and $4.3 million was related to asset impairment as a result of the restructuring plan.
     Depreciation and Amortization. Depreciation and amortization for 2008 was $14.7 million compared to $11.9 million for 2007. Higher depreciation expense was the result of Construction in progress being placed into production throughout the second half of 2007 and 2008 primarily in relation to the various expansion projects, including the expansion project at our Trentwood facility in Spokane, Washington.
     Depreciation and amortization for 2007 was $11.9 million compared to $5.5 million and $9.8 million for the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 and July 1, 2006, respectively. The period from July 1, 2006 to December 31, 2006 and the year ended December 31, 2007 benefited from lower depreciation as a result of the application of fresh start accounting. This accounted for a reduction in depreciation expense of approximately $4.5 million related to the first half of 2007 compared to the period from January 1, 2006 to July 1, 2006. This reduction was partially offset in 2007 by an increase in depreciation expense as a result of construction in progress being placed into production during the second half of 2007.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $73.1 million in 2008 which is comparable to $73.1 million in 2007.
     Selling, administrative, research and development, and general expense totaled $73.1 million in 2007 compared to $35.5 million and $30.3 million for the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, respectively. Selling, administrative, research and development, and general expense for 2007 included non-cash equity compensation expense of $9.1 million as compared to the period from July 1, 2006 through December 31, 2006 where non-cash compensation expense was $4.0 million. In addition, in 2007 we incurred $2.8 million of additional expenses in relation to the continued investment in research and development, our Kaiser Production System group and management of our capital spending programs.
     Other Operating (Benefits) Charges, Net. Included within Other operating (benefits) charges, net (in millions of dollars) for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 were the following:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Reimbursement of amounts paid in connection with sale of the Company’s interests in and related to QAL — Corporate:
AMT (Note 9)	$—	$(7.2)	$—	$—
Professional fees	—	(1.1)	—	—
Bad debt recoveries relating to pre-emergence write-offs — Corporate	(1.6)	—	—	—
Pension benefit related to terminated pension plans — Corporate (Notes 10 and 24)	—	—	(4.2)	—
Resolution of a “pre-emergence” contingency — Corporate	—	—	(3.0)	—
PBGC settlement — Corporate(1)	—	(1.3)	—	—
Non-cash benefit resulting from settlement of a $5.0 claim by the purchaser of the Gramercy, Louisiana alumina refinery and Kaiser Jamaica Bauxite Company for payment of $.1 — Corporate	—	(4.9)	—	—
Resolution of contingencies relating to sale of property prior to emergence — Corporate(2)	—	(1.6)	—	—
Post emergence Chapter 11 — related items — Corporate(3)	.2	2.6	4.5	—
Charges associated with retroactive portion of contributions to defined contribution plans upon termination of defined benefit plans(4) (Note 10) —

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Fabricated Products	—	—	.4	—
Other	—	(.1)	.1	.9

	$(1.4)	$(13.6)	$(2.2)	$.9

(1)	The PBGC proceeds consist of a payment related to a settlement agreement entered into with the PBGC in connection with the our chapter 11 reorganization.

(2)	During 2007, certain contingencies related to the sale of the Predecessor’s interest in a smelter in Tacoma, Washington were resolved with the buyer. As a result, approximately $1.6 million of the sale proceeds which had been placed into escrow at the time of sale, were released to us. At our emergence from chapter 11, no value had been ascribed to the funds in escrow because they were deemed to be contingent assets at that time.

(3)	Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to our reorganization.

(4)	Amount in 2006 represents a one time contribution related to the retroactive implementation of the hourly defined benefit plans (See Note 10).
     Interest Expense. Interest expense was $1.0 million in 2008 compared with $4.3 million in 2007 resulting in a decrease of $3.3 million. The decrease is primarily the result of the repayment of our term loan during the fourth quarter of 2007.
     Interest expense was $4.3 million in 2007 compared with $1.1 million and $.8 million for the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, respectively. Interest expense in 2007 is primarily related to the prepayment of a term loan resulting in a $1.5 million write-off of the remaining unamortized deferred financing costs and total borrowing outstanding during the period.
     Reorganization Items. We recognized a benefit of $3,090.3 million for the period from January 1, 2006 to July 1, 2006. The primary component of the benefit recognized in 2006 was a gain of $3,110.3 million related to the implementation of our Plan and the application of fresh start accounting.
     Other Income (Expense) — Net. Other income (expense) — net was a benefit of $.7 million in 2008 compared to a benefit of $4.7 million in 2007. The decrease was primarily due to a decrease in interest income of $3.6 million as a result of lower interest earning cash balance during 2008.
     Other income (expense) — net was a benefit of $4.7 million in 2007 compared to a benefit of $2.7 million and $1.2 million for the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, respectively. The benefit in 2007 is primarily related to interest income of $5.3 million. Interest income was recorded as a reduction in reorganization expense before our emergence from bankruptcy.
     (Benefit) provision for Income Taxes. Our effective tax benefit rate was 25.0% for 2008. The tax benefit from the United States pre-tax book loss was partially offset by the tax provision for Canada and United Kingdom relating to Anglesey resulting in a blended statutory tax benefit rate of 39.6%. The difference between the effective tax benefit rate and the blended statutory tax benefit rate was primarily due to the following factors:
•	Increase in the valuation allowance for certain state net operating losses and the impairment related to Anglesey resulted in $7.1 million being included in the income tax provision, decreasing the blended statutory tax benefit rate by approximately 7.7%.

•	Our equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold excluding depreciation. The income tax effects of our equity in income are included in the tax provision. This resulted in $3.5 million being included in the income tax provision, decreasing the blended statutory tax benefit rate by approximately 3.8%.

•	Unrecognized tax benefits, including interest and penalties, decreased the income tax benefit by $2.4 million and the blended statutory tax benefit rate by approximately 2.7%.

•	The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $5.2 million currency translation adjustment that was recorded in Accumulated other comprehensive income.
     Comparison of the 2007 effective tax rate to the rates for the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 are not useful due to the significant reorganization related benefits and costs recognized in those periods that were not subject to normal income tax treatment. Accordingly, no comparison to prior years is provided.
     Income from Discontinued Operations. Income from discontinued operations for the period from January 1, 2006 to July 1, 2006 included a payment from an insurer for certain residual claims relating to the 2000 incident at our Gramercy, Louisiana alumina facility, which was sold in 2004, and a refund related to certain energy surcharges, which had been pending for a number of years. These amounts were partially offset by a charge resulting from an agreement between the Bonneville Power Administration and us for a rejected electric power contract (see Note 22 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”).
Derivatives
     In conducting our business, we use various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. We have historically entered into derivative transactions from time to time to limit our economic (i.e. cash) exposure resulting from (i) our anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (ii) the energy price risk from fluctuating prices for natural gas used in our production process, and (iii) foreign currency requirements with respect to our cash commitments for equipment purchases and with respect to our foreign subsidiaries and affiliate. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the term of the derivative contract, significant unrealized, non-cash gains and losses may be recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation. We may also be exposed to margin calls placed on derivative contracts entered into when aluminum prices, energy prices and/or currency exchange rates were high, which we try to minimize or offset, after considering our liquidity requirements, through (i) counterparty credit lines, and (ii) the purchasing and/or use of options. From time to time, we may modify the terms of the derivative contracts based on operational needs.
     The fair value of our derivatives recorded on the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007 was a net liability of $59.6 million and a net asset of $20.6 million, respectively. The primary reason for this change was the effect of declining metal prices, declining natural gas prices, and fluctuation in foreign currency rates. These changes resulted in the recognition of $87.1 million of unrealized mark-to-market losses on derivatives for the year ended December 31, 2008, which we consider to be a non-run-rate item (see Note 13 of Notes to Consolidated Financial Statements included in Part II. Item 1. “Financial Statements and Supplemental Data” of this Report). In addition, we had $17.2 million of margin call on deposit with our counterparties at December 31, 2008, which was included in Other assets.
Segment Information
     Our continuing operations are organized and managed by product type and include two operating segments and the Corporate segment. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.” Segment results are evaluated internally by us before any allocation of Corporate overhead and without any charge for income taxes, interest expense, or Other operating (benefits) charges, net.

Fabricated Products
     The table below provides selected operational and financial information for our Fabricated Products segment for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Shipments (mm lbs)	558.5	547.8	249.6	273.5
Average realized third party sales price (per pound)	$2.39	$2.37	$2.27	$2.16
Net sales	$1,336.8	$1,298.3	$567.2	$590.9
Segment Operating Income	$53.5	$169.0	$60.8	$61.2
     Net sales of fabricated products increased by 3% to $1,336.8 million for 2008 as compared to 2007, primarily due to a 2% increase in shipments and a 1% increase in average realized prices. Shipments of products for aerospace, high-strength and defense applications were slightly higher in 2008 as compared to 2007, reflecting continued strong demand for such products. Shipments of general engineering products were also higher as compared to 2007, but shipments for automotive and custom industrial products declined as compared to 2007. The increase in average realized price in 2008 as compared to 2007 was primarily due to higher realized value-added pricing.
     The second phase of the heat treat plate expansion project at our Trentwood facility in Spokane, Washington became operational at the beginning of 2008 and the third and final phase of the heat treat plate capacity expansion was completed in October of 2008. Our record heat treat plate shipments in 2008 were made possible by this new, incremental capacity as well as continued strong demand.
     The table below provides shipment and value-added revenue information for our three end-use product groupings for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 for our Fabricated Products segment:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Shipments (mm lbs):
Aerospace and high strength products	157.7	155.0	67.4	74.3
General engineering products	258.1	245.8	109.4	117.2
All other products	142.7	147.0	72.8	82.0

	558.5	547.8	249.6	273.5

Value added revenue(1):
Aerospace and high strength products	$323.8	$297.4	$125.2	$130.4
General engineering products	248.9	225.3	101.1	90.3
All other products	99.8	116.5	55.4	62.9

	$672.5	$639.2	$281.7	$283.6

Value added revenue per pound:
Aerospace and high strength products	$2.05	$1.92	$1.86	$1.75
General engineering products	.96	.92	.92	.77
All other products	.70	.79	.76	.77

	$1.20	$1.17	$1.13	$1.04

(1)	Value added revenue represents net sales less hedged cost of alloyed metal.
     Recent trends that could affect 2009 include management’s expectation for continuing strong aerospace and defense demand for heat treat plate and other products. We anticipate armor plate demand to remain strong, although lower than the record levels of 2008. Significant uncertainty regarding demand from U.S. industrial markets will affect our general engineering products during the year, and we expect that the first quarter of 2009 will continue to be negatively impacted by aggressive service center de-stocking. Ground transportation end use demand is expected to remain weak as North American automotive build rates continue to decline.

     We introduced an energy surcharge for new orders and new contracts placed beginning July 1, 2008. The surcharge is intended to pass through increases over the 2007 average prices for natural gas, electricity and diesel fuel costs. The surcharge passed approximately $1 million of costs onto customers in the third quarter shipments. In the fourth quarter, energy prices declined to a point that the surcharge recovery was insignificant. While we intend to maintain the surcharge as part of our routine pricing mechanism to pass on higher energy costs in the future, at current energy prices, which are below the 2007 average prices, the surcharge has no effect.
     Net sales of fabricated products increased to $1,298.3 million for 2007 as compared to the period July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, primarily due to a 5% increase in shipments and a 7% increase in average realized prices. Shipments of products for aerospace and defense applications were higher in 2007 as compared to the period July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, reflecting continued strong demand for such products as well as incremental capacity from two new heat treat plate furnaces at our Trentwood facility in Spokane, Washington which were fully operational for the entire year in 2007. This was partially offset by lower shipments of products for ground transportation and other industrial applications as compared to the period July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006. The increase in the average realized prices primarily reflects improved value-added pricing and a favorable product mix as well as the pass-through to customers of higher underlying primary aluminum prices.
     Operating income for the twelve months ended December 31, 2008 of $53.5 million was $115.5 million lower than the comparable period in 2007. Operating income for the twelve months ended December 31, 2008 included several large non-run-rate items totaling a loss of $88.9 million (discussed and listed below). Excluding non-run-rate items, 2008 operating income was $24.9 million lower than 2007, reflecting the following factors:

2008 vs. 2007
Favorable
(unfavorable)
Sales impact	$24.8
Manufacturing inefficiencies(1)	(23.7)
Energy costs	(12.1)
Planned major maintenance	(2.6)
Freight costs	(3.4)
Depreciation expense	(2.8)
Currency exchange related	(1.3)
Other	(3.8)

(1)	Manufacturing inefficiencies were primarily the result of (i) planned interruptions in connection with the implementation of various investment programs, including the completion of our heat treat plate expansion project at our Trentwood facility in Spokane, Washington, (ii) challenges created by sudden drop in demand, and (iii) weather related inefficiencies.

     Operating income for 2007 was $169.0 million compared to $60.8 million for the period from July 1, 2006 through December 31, 2006 and $61.2 million for the period from January 1, 2006 to July 1, 2006. Operating income for 2007 included favorable impacts from heat treat plate of approximately $41.5 million from higher shipments and stronger value added pricing as compared to the prior year. The unfavorable impact of shipments for ground transportation and other industrial applications to operating income was approximately $2.1 million. The results of 2007 also reflect higher planned major maintenance expense and other costs, including energy and research and development as compared to the periods from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, partially offset by improved general cost performance. Depreciation and amortization in 2007 was approximately $3.4 million lower than the periods from July 1, 2006 to December 31, 2006 and from January 1, 2006 to July 1, 2006, primarily as a result of the application of fresh start accounting partially offset by Construction in progress being placed into production in 2007.
     Operating income for 2008, 2007, and the periods from July 1, 2006 to December 31, 2006 and from January 1, 2006 to July 1, 2006 includes non-run-rate items. Non-run-rate items to us are items that, while they may recur from period to period, are (i) particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from fluctuations in underlying metal prices, natural gas prices and currency exchange rates. These items are listed below (in millions of dollars):

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended		through	January 1, 2006
	December 31,		December 31,	to
	2008	2007	2006	July 1, 2006
Metal gains (losses) (before considering LIFO)	$(11.4)	$(13.1)	$4.2	$16.6
Non-cash LIFO benefit (charges)	7.5	14.0	(3.3)	(21.7)
Non-cash lower of cost or market inventory write down (1)	(65.5)	—	—	—
Mark-to-market gains (losses)	(5.7)	1.7	(1.2)	(1.0)
Restructuring charges (2)	(8.8)	—	—	—
Pre-emergence related environmental costs (3)	(5.0)	(.9)	(.6)	(1.6)

Total non-run-rate items	$(88.9)	$1.7	$(.9)	$(7.7)

(1)	The $65.5 million lower of cost or market inventory write-down in 2008 was the result of the decline in metal prices in late 2008.

(2)	Restructuring charges of $8.8 million in 2008 was the result of the restructuring plan to close the Tulsa, Oklahoma extrusion facility and to curtail operations at the Bellwood, Virginia facility. Of the $8.8 million, $4.3 million was a non-cash charge related the impairment of property, plant and equipment and $4.5 million was related to termination costs which we expect to pay during the first quarter of 2009.

(3)	Pre-emergence related environmental costs were related to environmental issues at our Spokane, Washington facility that existed before our emergence from chapter 11 bankruptcy.
     Segment operating results for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 include gains on intercompany hedging activities with the Primary Aluminum business unit totaling $16.9 million, $19.8 million, $19.9 million and $24.7 million, respectively. These amounts eliminate in consolidation.

Primary Aluminum
     The table below provides selected operational and financial information (in millions of dollars except shipments and prices) for our Primary Aluminum segment:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Shipments (mm lbs)	133.1	157.2	77.3	77.1
Average realized third party sales price (per pound)	$1.29	$1.31	$1.30	$1.28
Net sales	$171.4	$206.2	$100.3	$98.9
Segment Operating Income	$(99.7)	$46.5	$10.8	$12.4
     During 2008, third party net sales of primary aluminum decreased 17% compared to 2007. The decrease in net sales is primarily due to a 15% decrease in shipments and a 2% decrease in average realized prices. The lower shipments during the 2008 periods reflect the loss of production from the outage triggered by the fire on June 12, 2008 discussed below. During 2007, third party net sales of primary aluminum increased 4% compared to 2006. The increase in net sales is primarily due to a 2% increase in shipments and a 2% increase in average realized prices. The net sales and unit prices do not consider the impact of hedging transactions.
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

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended		through	January 1, 2006
	December 31,		December 31,	to
	2008	2007	2006	July 1, 2006
Profit on metal sales (net of alumina sales)(1)	$15.5	$7.1	$(1.2)	$10.1
Anglesey joint venture(2)	7.5	51.6	22.8	17.7
Impairment of investment in Anglesey	(37.8)	—	—	—
Internal hedging with Fabricated Products(3)	(16.9)	(19.8)	(19.9)	(24.7)
Derivative settlements — Pound Sterling(4)(5)	(2.9)	10.2	1.1	(1.2)
Derivative settlements — External metal hedging(4)(5)	16.4	(10.6)	(2.2)	3.4
Market-to-market on derivative instruments(4)	(81.4)	8.0	10.2	7.1

	$(99.7)	$46.5	$10.8	$12.4

(1)	Operating income represents earnings on metal purchases from Anglesey and resold by us and on alumina purchases from third parties by us and sold to Anglesey. This is impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

(2)	Represents our share of earnings from Anglesey.
(3)	Eliminates in consolidation.

(4)	Impacted by positions and market prices.

(5)	In 2007 we began to track Pound Sterling and external metal hedging derivative settlement gains and losses separately from the Anglesey joint venture’s operating results. As such we have conformed the presentation for the periods from July 1, 2006 through December 31, 2006 and from January 1, 2006 to July 1, 2006 to that of 2007 and 2008 to allow for an appropriate comparison of results.

     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating below its production capacity during the latter half of 2008 until normal production was resumed in December 2008 and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Anglesey has property damage and business interruption insurance that is expected to cover financial losses for Anglesey and its owners (net of applicable deductibles) and is in the process of pursuing an insurance claim. In December 2008, Anglesey received a partial insurance settlement of $20 million, of which $10 million was included in Anglesey related operations above and was subsequently impaired as we do not expect to receive any of the insurance proceeds (see discussion below regarding impairment).
     Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through September 2009. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter, but has been unable to reach a feasible solution. In January of 2009, we announced that we expect Anglesey to fully curtail its smelting operations at the end of September 2009, when its current power contract expires. Although Anglesey will continue to pursue alternative sources of affordable power, as of the filing date of this Report, no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey is expected to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations and the production of anodes for use by other smelting facilities. Taking into account Anglesey’s inability to obtain affordable power, the resulting expected curtailment of smelting operations, the growing uncertainty with respect to the future of Anglesey’s operations, and Anglesey’s expected cash requirements for redundancy and pension payments, we do not expect to receive any dividends from Anglesey in the future and as a result, we recorded a $37.8 million charge to fully impair our 49% equity investment in Anglesey during the fourth quarter. During 2009, we do not expect to recognize our share of the operating results of Anglesey unless we can determine that those results will be recoverable through receipt of dividends.
     In 2009, we anticipate that the Primary Aluminum segment will be favorably impacted by approximately $1 million due to the impact of Pound Sterling exchange rates, reflecting derivative transactions that were set at a lower effective exchange rate in 2009 than those in place for 2008. In addition, we anticipate that the Primary Aluminum segment will be favorably impacted by approximately $3 million due to the favorable ocean freight rate in our 2009 ocean freight contract as compared to the ocean freight rate in 2008.

Corporate and Other
     Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments. Corporate operating expenses exclude Other operating (benefit) charges, net discussed above.
     Corporate operating expenses for 2008 were $.9 million lower than in 2007. Of this decrease, salary and incentive compensation were $1.6 million lower primarily as a result of lower operating results in 2008 as compared to 2007, and costs for outside services related to compliance with the Sarbanes-Oxley Act of 2002 were lower by $2.1 million. These decreases were partially offset by an increase in non-cash charges associated with equity compensation of $1.0 million (see Note 11 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”) and a reduction in VEBA net periodic benefit income of $2.0 million.
     Corporate operating expenses for 2007 were $1.3 million higher than the periods from July 1, 2006 through December 31, 2006 and from January 1, 2006 to July 1, 2006. Of this increase, salary and incentive compensation accruals were $9.6 million higher primarily as a result of better operating results in 2007 as compared to the periods from July 1, 2006 through December 31, 2006 and from January 1, 2006 to July 1, 2006. Included in the increase was an increase of $5.1 million in non-cash charges associated with equity compensation (see Note 11 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”). These increases were partially offset by a reduction in retiree medical expense of $1.0 million, a reduction in VEBA net periodic benefit income (costs) of $3.2 million and lower costs for outside services related to compliance with the Sarbanes-Oxley Act of 2002 of $1.1 million.
Other Information
     We have significant federal income tax attributes. Section 382 of the Code affects a corporation’s ability to use its federal income tax attributes, including its net operating loss carry-forwards, following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code (an “ownership change”). Under Section 382(l)(5) of the Code, if we were to have an ownership change, our ability to use our federal income tax attributes would be limited to an amount equal to the product of (a) the aggregate value of our outstanding common shares immediately prior to the ownership change and (b) the applicable federal long-term tax exempt rate in effect on the date of the ownership change.
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
     In addition, we entered into a stock transfer restriction agreement with the Union VEBA, which upon our emergence from chapter 11 bankruptcy, was and continue to be our largest shareholder. Under the stock transfer restriction agreement, until the restriction release date, subject to exceptions for certain transactions that would not impair our federal income tax attributes, the Union VEBA is prohibited from transferring or otherwise disposing of more than 15% of the total common shares issued to the Union VEBA pursuant to our Plan during any 12-month period without the prior approval of our Board of Directors.
     The number of common shares that generally may be sold by the Union VEBA during any 12-month period is 1,321,485. The next date on which the Union VEBA may sell common shares without the prior consent of our Board of Directors is January 31, 2010.

     Preserving our federal income tax attributes affects our ability to issue new common shares because such issuances must be considered in determining whether an ownership change has occurred under Section 382 of the Code. The IRS ruling increased the number of common shares that we can issue without potentially impairing our ability to use our federal income tax attributes. As a result of the IRS ruling, we can currently issue approximately 17.5 million common shares without potentially impairing our ability to use our federal income tax attributes. However, additional sales by the Union VEBA could, and other 5% transactions would, decrease the number of common shares we can issue during any 36 month period without impairing our ability to use our federal income tax attributes. Similarly, any issuance of common shares by us would limit the number of shares that could be transferred in 5% transactions (other than sales permitted to be made by the Union VEBA under the stock transfer restriction agreement without the consent of our Board of Directors). If at any time we were to issue the maximum number of common shares that we could possibly issue without potentially impairing our ability to use of our federal income tax attributes, there could be no 5% transactions (other than sales by the Union VEBA permitted under the stock transfer restriction agreement without the consent of our Board of Directors) during the 36-month period thereafter.
Liquidity and Capital Resources
     Summary
     Cash and cash equivalents were $.2 million as of December 31, 2008, down from $68.7 million as of December 31, 2007. The decrease in cash and cash equivalents during 2008 is due to an increase in inventories (before considering the effect of inventory write-down), capital spending, stock repurchases and dividends. Working capital, the excess of current assets over current liabilities, was $193.7 million as of December 31, 2008, down from $289.2 million as of December 31, 2007. Included in this decrease were $82.3 million of non-cash decrease relating to changes in our current derivative assets and liabilities, current deferred tax assets, and the lower of cost or market inventory write-down. Excluding the non-cash impact of these items, working capital as of December 31, 2008 was $13.2 million less than December 31, 2007. This decrease is primarily the result of a decrease in cash and cash equivalents, partially offset by increases in inventories (before considering the effect of lower of cost or market inventory write-down) and other receivables, and a decrease in accounts payable. Despite the decrease in cash and cash equivalents, the revolving credit agreement is a source of additional liquidity for operations.
     Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our liquidity is affected by restricted cash that is pledged as collateral for derivative contracts with our counterparties and for certain letters of credit or restricted to use for workers’ compensation requirements and other agreements. Short term restricted cash, included in Prepaid expenses and other current assets, totaled $1.4 million and $1.5 million as of December 31, 2008 and 2007, respectively. Long term restricted cash, which was included in Other assets, was $35.4 million and $14.4 million as of December 31, 2008 and 2007, respectively. Included in long term restricted cash at December 31, 2008 was $17.2 million of margin call deposits with our counterparties.

Cash Flows
     The following table summarizes our cash flow from operating, investing and financing activities for each of the past three years (in millions of dollars):

			Year Ended December 31, 2006
			Period from	Predecessor
			July 1, 2006	Period from
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to July 1,
	2008	2007	2006	2006
Total cash provided by (used in):
Operating activities:
Fabricated Products	$82.9	$162.1	$82.6	$39.0
Primary Aluminum	14.0	6.8	(28.1)	10.3
Corporate and Other	(50.0)	(39.3)	(35.7)	(69.5)
Discontinued Operations	—	—	—	8.5

	$46.9	$129.6	$18.8	$(11.7)

Investing activities:
Fabricated Products	(91.6)	(61.8)	(30.0)	(27.1)
Primary Aluminum	(17.2)	—	—	—
Corporate and Other	(3.7)	9.2	—	—

	$(112.5)	$(52.6)	$(30.0)	$(27.1)

Financing activities:
Corporate and Other	(2.9)	(58.3)	49.2	1.3

	$(2.9)	$(58.3)	$49.2	$1.3

Operating Activities
     Fabricated Products — Cash provided by Fabricated Products segment decreased in 2008 compared to 2007 primarily due to lower operating results and increases in accounts receivables and inventories (excluding the effect of lower of cost or market inventory write-down). Cash provided by Fabricated Products segment in 2007 increased compared to cash provided in periods from July 1, 2006 through December 31, 2006 and from January 1, 2006 through July 1, 2006 primarily due to improved operating results offset in part by increased working capital. The increase in working capital in 2007 was primarily the result of the impact of higher primary aluminum prices and increased demand for fabricated aluminum products on inventories and accounts receivable.
     Primary Aluminum — In 2008, Primary Aluminum operating activities provided $14.0 million in cash compared to 2007 and the periods from July 1, 2006 through December 31, 2006 and from January 1, 2006 through July 1, 2006, when Primary Aluminum operating activities provided (used) $6.8 million, $(28.1) million and $10.3 million of cash, respectively. The cash provided (used) in all periods are primarily attributable to our interest in and related to Anglesey and related hedging activities. Cash used in 2008 was primarily due to operating income (after adjusting for non-cash impairment charge relating to the investment in Anglesey and non-cash mark to market loss on derivatives), an increase in payable to affiliate partially offset by an increase in receivables. Cash provided in 2007 was primarily due to operating income, a decrease in prepaid expense and an increase in account payable partially offset by an increase in accounts receivable. Cash used in the period from July 1, 2006 through December 31, 2006 and cash provided in the period from January 1, 2006 through July 1, 2006 were primarily due to operating income and changes in working capital.
     Corporate and Other — In 2008, cash outflow primarily consisted of payment in respect of general and administrative costs of $44.1 million and annual VEBA contribution of $8.5 million. In 2007, cash outflow primarily consisted of payment in respect of general and administrative costs of $43.2 million and payment for reorganization costs of $7.0 million partially offset by $8.7 million of proceeds from Other operating (benefit)

charges, net. The cash outflow for the periods from July 1, 2006 through December 31, 2006 and from January 1, 2006 to July 1, 2006 primarily consisted of payments pursuant to our Plan of $25.3 million, payments of $11.4 million in respect of former employee and retiree medical obligations through funding of the VEBAs; payments for reorganization costs of $27.6 million, and payments in respect of general and administrative costs.
     Discontinued Operations — In the period from January 1, 2006 to July 1, 2006, Discontinued Operations operating activities provided $8.5 million of cash. Cash provided by Discontinued Operations in the period from January 1, 2006 to July 1, 2006 consisted of the proceeds from a $7.5 million payment from an insurer and a $1.0 million refund from commodity interests energy vendors.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products was $91.6 million in 2008 compared to 2007 when Fabricated Products investing activities used $61.8 million in cash and the periods from July 1, 2006 though December 31, 2006 and from January 1, 2006 to July 1, 2006 when Fabricated Products investing activities used $30.0 million and $27.1 million in cash, respectively. Cash used in investing activities in 2008, 2007 and periods from July 1, 2006 through December 31, 2006 and from January 1, 2006 to July 1, 2006 were primarily related to our capital expenditures. Refer to “Capital Expenditures” below for additional information.
     Primary Aluminum — Cash used in investing activities for Primary Aluminum was $17.2 million in 2008. This amount was related to the margin call deposits we transferred to our counterparties relating to our derivative positions at December 31, 2008.
     Corporate and Other — Cash used in investing activities for Corporate and Other was $3.7 million in 2008 compared to $9.2 million of cash provided in 2007. Cash used in the Corporate and Other segment in 2008 is primarily related to cash deposits required relating to workers’ compensation with the State of Washington. Cash provided in 2007 was related to the release of restricted funds that we had on deposit as financial assurance for workers’ compensation claims from the State of Washington.
Financing Activities
     Corporate and Other — Cash used in financing activities for Corporate and Other was $2.9 million in 2008. The cash outflow was primarily related to $28.1 million used in share repurchases and $17.2 million in cash dividends paid to shareholders, partially offset by $36.0 million of net borrowings under our revolving credit facility and $7.0 million of borrowing under a note payable (see Debt and Capital below). Cash used in financing activities for Corporate and Other in 2007 was primarily related to a $50 million repayment of the term loan and $7.4 million in cash dividends paid to shareholders. Cash provided in the period from July 1, 2006 through December 31, 2006 was primarily related to drawing upon the $50 million term loan facility subsequent to emergence from chapter 11 bankruptcy.
Sources of Liquidity
     Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and borrowing availability under our revolving credit facility. We believe funds generated from the expected results of operations, together with available cash and cash equivalents and borrowing availability under our revolving credit facility, will be sufficient to finance expansion plans and strategic initiatives, which could include acquisitions, for at least the next fiscal year. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
     Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $265 million and a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. Of the aggregate amount available under the revolving credit facility, a maximum of $60 million may be utilized for letters of credit. The revolving credit facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275 million. At December 31, 2008, the Company had $218.0 million available for borrowing and letters of credit under the revolving credit facility, of which $36.0 million of borrowings and $10.0 million of letters of credit were outstanding, leaving $172.0 million for additional borrowing and letters of credit.
     Due to the non-cash charges and resulting net income impact in the fourth quarter of 2008, our revolving credit agreement would have precluded payment of our normal quarterly dividend due to a limitation based on net earnings. As a result, on January 9, 2009, we and certain of our subsidiaries entered into an amendment pursuant to which the lenders agreed to permit us, among other things, to declare and pay dividends ratably with respect to our common shares in an aggregate amount not to exceed $25 million during any fiscal year, provided that no such dividend may be paid unless at the time of such payment and after giving effect thereto, (i) no default is continuing or would result therefrom and (ii) the borrowing availability under the revolving credit facility is at least $100 million. As part of the amendment, we agreed to, among other things, an increase of the non-use commitment fee rate from 0.20% to 0.50% and an increase of the applicable interest rate margin. As noted above, borrowings under the revolving credit facility bear interest at a rate equal to a base rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then-remaining borrowing availability under the revolving credit facility. The amendment increases the specified variable percentages. The amendment also prohibits us from repurchasing our common shares.
     Amounts owed under the revolving credit facility may be accelerated upon the occurrence of various events of default set forth in the agreement, including, without limitation, the failure to make interest payments when due and breaches of covenants, representations and warranties set forth in the agreement.
     The revolving credit facility is secured by a first priority lien on substantially all of our assets and the assets of our U.S. operating subsidiaries that are also borrowers thereunder. The amended revolving credit facility continues to place restrictions on our ability and certain of our subsidiaries to, among other things, incur debt, create liens, make investments, sell assets, undertake transactions with affiliates and enter into unrelated lines of business. At January 30, 2009, $10.8 million of borrowings and $10.0 million of letters of credit were outstanding under the revolving credit facility.
Capital Expenditures
     A component of our long-term strategy is our capital expenditure program including our organic growth initiatives.
     The final phase for our $139 million heat treat plate expansion project at our Trentwood facility in Spokane, Washington, has been completed. This project significantly increased our heat treat plate production capacity and augmented our product offerings by increasing the thickness of heat treat stretched plate we can produce for aerospace, defense and general engineering applications.
     In 2007, we announced a $91 million investment program in our rod, bar and tube value stream including a facility to be located in Kalamazoo, Michigan, as well as improvements at three existing extrusion and drawing facilities. This investment program is expected to significantly improve the capabilities and efficiencies of our rod and bar and seamless extruded and drawn tube operations and enhance the market position of such products. We expect the facility in Kalamazoo, Michigan to be equipped with two extrusion presses and a remelt operation. Completion of these investments is expected to occur by early 2010. We estimate that an additional $45 million to $55 million will be incurred in 2009.
     During 2008, we purchased for $10 million the real property of our Los Angeles, California facility, which we previously leased. The majority of the remainder of our capital spending in 2008 included projects to enhance Kaiser Select® capabilities at various plants, significantly reduce energy consumption at one of the casting units in our Trentwood facility in Spokane, Washington and increase capacity at our Tennalum facility in Jackson, Tennessee. Remaining amounts were spread among all manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security.

     The following table presents our capital expenditures, net of accounts payable, for each of the past three fiscal years (in millions of dollars):

			Year Ended December 31, 2006
	Year Ended	Year Ended	July 1, 2006 through	Predecessor January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Heat treat expansion project	$20	$41	$26	$22
Rod, bar and tube value stream investment	28	7	—	—
Purchase of real property of our Los Angeles, California facility	10	—	—	—
Other	36	17	10	8
Capital expenditures in accounts payable	(1)	(3)	(6)	(2)

Total capital expenditures, net of accounts payable	$93	$62	$30	$28

     Total capital expenditures for Fabricated Products are currently expected to be up to $60 million to $70 million for all of 2009 and are expected to be funded using cash from operations, borrowings under our revolving credit facility, or other third party financing sources.
     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing or success of any such expenditures.
Debt and Capital
     On December 19, 2008, we executed a promissory note (the “Note”) in the amount of $7.0 million in connection with the purchase of real property of our Los Angeles, California facility. Interest is payable on the unpaid principal balance of the Note monthly in arrears on the outstanding principal balance at the prime rate, as defined in the Note, plus 1.5%, in no event to exceed 10% per annum, on the first day of each month commencing on February 1, 2009. A principal payment of $3.5 million is due February 1, 2012 and the remaining principal of $3.5 million is due on February 1, 2013. The Note is secured by the deed of trust of the property.
     On July 6, 2006, concurrent with the execution of the revolving credit facility, discussed in the “Sources of Liquidity” section above, we entered into a term loan facility with a group of lenders that provided for a $50 million term loan guaranteed by certain of our domestic operating subsidiaries. The term loan facility was fully drawn on August 4, 2006. The term loan facility had a five-year term expiring in July 2011, at which time all principal amounts outstanding thereunder would be due and payable. Borrowings under the term loan facility bore interest at a rate equal to either a premium over a base prime rate or a premium over LIBOR, at our option. On December 13, 2007, the term loan was paid in full without incurring any pre-payment penalties.
Dividends
     In June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend of $.18 per common share. In June 2008, our Board of Directors increased the payment of a regular quarterly cash dividend to $.24 per common share. Each declared dividend in 2008 and 2007 was paid in the subsequent quarter. In 2008 and 2007, we paid a total of $17.2 million, or $.84 per common share, and $7.4 million, or $.36 per common share, respectively, in cash dividends under this program.
     In January 2009, our Board of Directors declared another quarterly cash dividend of $0.24 per common share, or $4.8 million, to stockholders of record at the close of business on January 26, 2009, which was paid on February 13, 2009.

Stock Repurchase Plan
     During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. We repurchased 572,706 common shares at the weighted-average price of $49.05 per share during 2008. As of December 31, 2008, $46.9 million remained available for repurchases under the existing repurchase authorization.
     As discussed in the “Sources of Liquidity” above, in January 2009, we amended our revolving credit facility to permit continued quarterly dividend payments subject to certain conditions. The amendment also prohibits us from making share repurchases. As a result, we can no longer repurchase our common shares or withhold common shares to satisfy employee minimum statutory withholding obligations without lender approval.
Capital Structure
     Successor: On July 6, 2006, the effective date of our Plan, pursuant to the Plan, all equity interests in Kaiser outstanding immediately prior to such date were cancelled without consideration, and 20,000,000 new common shares were issued to a third-party disbursing agent for distribution in accordance with our Plan. As we discussed in Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” and elsewhere in this Report, there are restrictions on the transfer of our common shares. In addition, our revolving credit facility, as amended, prohibits us from repurchasing our common stock and limits our ability to pay dividends.
     Predecessor: Prior to July 6, 2006, effective date of our Plan, MAXXAM Inc. and one of its wholly owned subsidiaries collectively owned approximately 63% of our common shares, with the remaining approximately 37% being publicly held. Pursuant to our Plan, all of the pre-emergence equity interests in Kaiser were cancelled without consideration upon our emergence from chapter 11 bankruptcy on July 6, 2006.
Environmental Commitments and Contingencies
     We are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws and regulations. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $9.6 million at December 31, 2008. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $14.0 million, primarily in connection with our ongoing efforts to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility in Spokane, Washington where we are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington.
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

     The following table provides a summary of our significant contractual obligations at December 31, 2008 (dollars in millions):

			Payments Due by Period
						2013 and
	Total	2009	2010	2011	2012	Thereafter
Operating activities:
Purchase obligations(1)	$210.5	$197.5	$1.5	$1.4	$1.3	$8.8

Operating leases(1)	51.8	5.6	4.1	2.7	2.3	37.1

Environmental liability(1)	9.6	3.3	1.6	2.7	1.4	.6
Deferred revenue arrangements(1)	.9	.9	—	—	—	—
Investing activities:
Capital equipment(2)	12.4	12.4	—	—	—	—
Financing activities:

Borrowings under revolving credit facility	36.0	—	—	36.0	—	—
Note payable	7.0	—	—	—	3.5	3.5
Other:
Standby letters of credit(3)	10.0
Uncertain tax liabilities (FIN 48)(4)	21.8	11.8

Total contractual obligations(5)		$231.5	$7.2	$42.8	$8.5	$50.0

(1)	See “Obligations for Operating Activities” below.

(2)	See “Obligations for Investing Activities” below.

(3)	This amount represents the total amount committed under standby letters of credit, substantially all of which expire within approximately twelve months. The letters of credit relate primarily to workers’ compensation, environmental and other activities. As the amounts under these letters of credit are contingent on nonpayment to third parties, it is not practical to present annual payment information.

(4)	At December 31, 2008, we had uncertain tax positions which ultimately could result in a tax payment. We could pay up to $11.8 million in the third quarter of 2009. With respect to the remaining amount, as the amount of ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

(5)	Total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “Off-Balance Sheet and Other Arrangements” below for a summary of possible annual variable cash contribution amounts at various levels of earnings and cash expenditures.
Obligations for Operating Activities
     Cash outlays for operating activities primarily consist of purchase obligations with respect to our primary aluminum, other raw materials, energy and alumina commitments and operating leases.
     We have various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase primarily based on the underlying metal price at that time. Amounts included in the table are based on minimum quantity at the December 31, 2008 metal price. We believe the minimum quantities are lower than our current requirements for aluminum. Actual quantity and actual metal prices at the time of purchase could be different.
     Operating leases represent multi-year obligations for certain manufacturing facilities, warehousing, office space and equipment.
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
     Environmental liability represents the December 31, 2008 environmental accrual.

Obligations for Investing Activities
     Capital project spending included in the preceding table represents non-cancelable capital commitments as of December 31, 2008. We expect capital projects to be funded through cash from our operations, borrowing under our revolving credit facility or other financing sources.
Obligations for Financing Activities
     Cash outlays for financing activities consist of our obligations under long term debt. As of December 31, 2008, we had $36.0 million outstanding borrowings under our revolving credit facility and $7.0 million of note payable.
Off-Balance Sheet and Other Arrangements
     We have agreements to supply alumina to and to purchase aluminum from Anglesey through September 2009, the end of the current power contract. Both the alumina sales agreement and primary aluminum purchase agreement are tied to primary aluminum prices.
     Our employee benefit plans include the following:
•	We are obligated to make monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the USW and IAM and certain other unions at six of our production facilities. This obligation came into existence in December 2006 for four of our production facilities upon the termination of four defined benefit plans. The arrangement for the other two locations came into existence during the first quarter of 2005. We currently estimate that contributions will range from $2 million to $4 million per year.

•	We have a defined contribution 401(k) savings plan for hourly bargaining unit employees at five of our production facilities. We are required to make contributions to this plan for active bargaining unit employees at these production facilities that will range from $800 to $2,400 per employee per year, depending on the employee’s age and/or service. This arrangement came into existence in December 2004 for two production facilities upon the termination of a defined benefit plan. The arrangement for the other three locations came into existence in December 2006. We currently estimate that contributions to such plans will range from $1 million to $3 million per year.

•	We have a defined benefit plan for our salaried employees at our production facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2008, approximately 53% of the plan assets are invested in equity securities, 40% of plan assets are invested in debt securities and the remaining plans assets are invested in short term securities. The Company’s investment committee reviews and evaluates the investments portfolio. The asset mix target allocation on the long term is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short term securities.

•	We have a defined contribution 401(k) savings plan for salaried and non-bargaining unit hourly employees providing for a match of certain contributions dollar for dollar on the first four percent of compensation made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution. We currently estimate that contributions to such plan will range from $4 million to $6 million per year.

•	We have a non-qualified defined contribution restoration plan for key employees who would otherwise suffer a loss of benefits under our defined contribution 401(k) savings plan as a result of the limitations by the Code.

•	We have an annual variable cash contribution to the VEBA under agreements reached during our chapter 11 bankruptcy. Under these agreements, the amount to be contributed to the VEBAs will be 10% of the first $20 million of annual cash flow (as defined; but generally, earnings before interest, taxes and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20 million. Our agreement with the Union VEBA terminates for periods beginning after December 31, 2012. Under these agreements the aggregate annual payments may not exceed $20 million and are also limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50 million. Such amounts are determined on an annual basis and payable within 120 days following the end of fiscal year, or within 15 days following the date on which we file our Annual Report on Form 10-K with the SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of our annual financial statements), whichever is earlier. At December 31, 2008, an annual contribution of $4.9 million was accrued and is payable in the first quarter of 2009.

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

	Cash Payments for
	Capital Expenditures, Income Taxes,
	Interest Expense, etc.
EBITDA	$25.0	$50.0	$75.0	$100.0
$ 20.0	$—	$—	$—	$—
40.0	1.5	—	—	—
60.0	5.0	1.0	—	—
80.0	9.0	4.0	.5	—
100.0	13.0	8.0	3.0	—
120.0	17.0	12.0	7.0	2.0
140.0	20.0	16.0	11.0	6.0
160.0	20.0	20.0	15.0	10.0
180.0	20.0	20.0	19.0	14.0
200.0	20.0	20.0	20.0	18.0
•	We have a short term incentive compensation plan for certain members of management payable in cash which is based primarily on earnings, adjusted for certain safety and performance factors. Most of our production facilities have similar programs for both hourly and salaried employees.

•	We have a stock-based long-term incentive plan for certain members of management and our directors. As more fully discussed in Note 11 of Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data,” an initial, emergence-related award was made under this program in the second half of 2006. Awards were also made in 2007 and 2008, and additional awards are expected to be made in 2009 and future years.

•	We have outstanding letters of credit of $10.0 million under our revolving credit facility as of December 31, 2008.

Critical Accounting Estimates
     Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with United States GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
     Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data.” Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effects of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

At December 31, 2008, we had two defined benefit postretirement medical plans (the postretirement medical plans maintained by the VEBAs which we are required to reflect on our financial statements) and a pension plan for our Canadian plant. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (i.e. salary increases, medical costs, retirement age, and mortality). The most significant assumptions used in determining the estimated year-end obligations were the assumed discount rate, long-term rate of return (“LTRR”) and the assumptions regarding future medical cost increases.

See Note 10 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information in respect of the benefit plans.
Since recorded obligations represent the present value of expected pension and postretirement benefit payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligations to decline. The LTRR on plan assets reflects an assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plans). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy pension and postretirement obligations to increase, yielding a reduced net expense in respect of these obligations. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy pension and postretirement obligations and, thus, cause the net expense in respect of these obligations to increase. As the assumed rate of increase in medical costs goes up, so does the net projected obligation. Conversely, if the rate of increase was assumed to be smaller, the projected obligation would decline.	The rate used to discount future estimated liabilities is determined considering the rates available at year end on debt instruments that could be used to settle the obligations of the plan. A change in the discount rate of 1/4 of 1% would impact the accumulated pension benefit obligations by approximately $.1 million, $1.4 million and $8.0 million in relation to the Canadian pension plan, the Salaried VEBA and the Union VEBA, respectively, and impact 2009 results by $.6 million.

The LTRR on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for LTRR on plan assets of 1/4 of 1% would impact net loss by approximately $.1 million and $.7 million in 2009 in relation to the Salaried VEBA and the Union VEBA, respectively.

An increase in the health care trend rate of 1/4 of 1% would increase the accumulated benefit obligations of the Union VEBA by approximately $8.3 million and increase 2009 expense by $1.3 million in 2009 and a decrease in the health care trend rate of 1/4 of 1% would decrease accumulated benefit obligations of the Union VEBA by approximately $6.9 million and decrease 2009 expense by $1.1 million in 2009.

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

We recognize conditional asset retirement obligations (CAROs) related to legal obligations associated with the normal operations of certain of our facilities. These CAROs consist primarily of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older facilities if such facilities were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and our current assessment is that the most probable scenarios are that no such CARO would be triggered for 20 or more years, if at all.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to further losses from impairment charges that could be material.

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

A change in our effective tax rate by 1% would have had an impact of approximately $.9 to net loss for the year ended December 31, 2008.

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

A change in our effective tax rate by 1% would have had an impact of approximately $.9 to net loss for the year ended December 31, 2008.

Inventory Valuation

We value our inventories at the lower of cost or market value. For the Fabricated Products segment, finished products, work in process and raw material inventories are stated on LIFO basis and other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. All inventories in the Primary Aluminum segment are stated on the first-in, first-out basis. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. We determine the market value of our inventories in according to Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4, Inventory Pricing, whereby market is determined based on the current replacement cost, by purchase or by reproduction, except that it does not exceed the net realizable value and it is not less than net realizable value reduced by an approximate normal profit margin.
Our estimate of market value of our inventories contains uncertainties because management is required to make assumptions and to apply judgment to estimate selling price of our inventories, costs to complete our inventories and normal profit margin.

Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future commodity prices and market conditions.	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

A change in our normal profit margin by 1% would have had an impact of approximately $2.9 to net loss for the year ended December 31, 2008.

A change in our selling price by 10% would have had an impact of approximately $1.5 to net loss for the year ended December 31, 2008.

A change in our cost to complete by 10% would have had an impact of approximately $7.4 to net loss for the year ended December 31, 2008.

Predecessor:
     For a discussion of critical accounting policies of the Predecessor before emergence, see Note 20 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.
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
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in Statement of Financial Accounting Standards No. 13, Accounting for Leases. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
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

     The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$32.7	$—	$32.7
Aluminum option contracts	—	14.5	—	14.5
Krona forward contract	—	.1	—	.1
Midwest premium swap contracts	—	—	—	—

Total	$—	$47.3	$—	$47.3

Derivative liabilities:
Aluminum swap contracts	$—	$(82.0)	$—	$(82.0)
Aluminum option contracts	—	(3.1)	—	(3.1)
Pound Sterling forward contract	—	(14.4)	—	(14.4)
Euro dollar forward contracts		(.9)	—	(.9)
Krona forward contract	—	(.5)	—	(.5)
Natural gas swap contracts	—	(4.9)	—	(4.9)
Midwest premium swap contracts	—	—	(1.1)	(1.1)

Total	$—	$(105.8)	$(1.1)	$(106.9)

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2008:	$—
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	(1.1)
Purchases, sales, issuances and settlements	—
Transfers in and (or) out of Level 3	—

Balance at December 31, 2008	$(1.1)

Total losses included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at December 31, 2008:	$(1.1)

     For all other recently issued and recently adopted accounting pronouncements, see the section “New Accounting Pronouncements” from Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 13 of Notes to Consolidated Financial Statements, we historically have utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates and energy prices.
Sensitivity
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
     Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to customers. However, in certain instances, we do enter into firm price arrangements. In such instances, we do have price risk on anticipated primary aluminum purchases in respect of the customer orders. Total fabricated products shipments during 2008, 2007, the period from July 1, 2006 through December 31, 2008 and the period from January 1, 2006 to July 1, 2006, for which we had price risk were (in millions of pounds) 228.3, 239.1, 96.0 and 103.9, respectively.
     During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk was at least as much as our net exposure to primary aluminum price risk at Anglesey. As such, we considered our access to Anglesey production overall to be a “natural” hedge against fabricated products firm metal-price risks. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments and to the extent that firm price contracts from our Fabricated Products segment exceed the Anglesey-related primary aluminum shipments, we used third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating below its maximum capacity throughout the majority of the third and fourth quarter and returned to maximum production in December. Anglesey has property damage and business interruption insurance policies in place and expects to recover (net of applicable deductibles) the incremental costs and any loss of margin (assuming production that will be lost due to the outage sold at primary aluminum prices that would have been applicable on such volume) due to business interruption through its insurance coverage. We expected to recover, through our equity income in Anglesey, amounts that preserve the “natural” hedge for our firm price Fabricated Products contracts. Accordingly, we did not adjust third party hedging volume for the lower production rate of Anglesey in the latter half of 2008. However, as a result of the expected curtailment of Anglesey’s production discussed in Part I, Item 1. “Business Overview” of this Report, the “natural hedge” against primary aluminum price fluctuations created by our participation in the primary aluminum market would be eliminated. Accordingly, we deemed it appropriate to increase our hedging activity to limit exposure to such price risks, which may have an adverse effect on our financial position, results of operations and cash flows.
     At December 31, 2008, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the period 2009 through 2012 totaling approximately (in millions of pounds): 2009 — 142.2, 2010 — 89.7, 2011 — 76.6 and 2012 — 13.4.
     Foreign Currency. We from time to time enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is the Anglesey-related commitment that we fund in Pound Sterling. We estimate that, before consideration of any hedging activities, and any potential impairment of results of Anglesey’s operations, a US $0.01 increase (decrease) in the value of the Pound Sterling results in an approximate $.4 million (decrease) increase in our annual pre-tax operating income. As of December 31, 2008, we had forward purchase agreements for a total of 40.6 million Pound Sterling through September 2009.
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmbtu) impacts our annual pre-tax operating results by approximately $4.0 million.
     From time to time in the ordinary course of business, we enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of December 31, 2008, our exposure to increases in natural gas prices had been substantially limited for approximately 85% of natural gas purchases for January 2009 through March 2009, approximately 54% of natural gas purchases for April 2009 through June 2009, approximately 48% of natural gas purchases for July 2009 through September 2009 and approximately 43% of natural gas purchases for October 2009 through December 2009.

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
     The consolidated financial statements have been audited by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007, the period from July 1, 2006 through December 31, 2006, and the period from January 1, 2006 to July 1, 2006, an independent registered public accounting firm who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firms’ responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2008. included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting.

/s/ Jack A. Hockema	/s/ Daniel J. Rinkenberger

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California
We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007 (Successor Company balance sheets), and the related consolidated statements of income (loss), stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the two years ended December 31, 2008 and December 31, 2007 (Successor Company operations), the period from July 1, 2006 to December 31, 2006 (Successor Company operations), and the period from January 1, 2006 to July 1, 2006 (Predecessor Company operations). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Kaiser Aluminum Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years ended December 31, 2008 and December 31, 2007, and for the period from July 1, 2006 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, and the results of its operations and its cash flows for the period from January 1, 2006 to July 1, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, effective January 1, 2008.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/  DELOITTE & TOUCHE LLP
Costa Mesa, California
February 18, 2009

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California
We have audited the internal control over financial reporting of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 18, 2009 expressed an unqualified opinion on those financial statements.
/s/  DELOITTE & TOUCHE LLP
Costa Mesa, CA
February 18, 2009

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In millions of dollars, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$.2	$68.7
Receivables:
Trade, less allowance for doubtful receivables of $.8 and $1.4	98.5	96.5
Due from affiliate	11.8	9.5
Other	17.5	6.3
Inventories	172.3	207.6
Prepaid expenses and other current assets	128.4	66.0

Total current assets	428.7	454.6
Investments in and advances to unconsolidated affiliate	—	41.3
Property, plant, and equipment — net	296.7	222.7
Net asset in respect of VEBA(s)	56.2	134.9
Deferred tax assets — net	313.3	268.6
Other assets	50.5	43.1

Total	$1,145.4	$1,165.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52.4	$70.1
Accrued salaries, wages, and related expenses	41.2	40.1
Other accrued liabilities	113.9	36.6
Payable to affiliate	27.5	18.6

Total current liabilities	235.0	165.4
Net liability in respect of VEBA	14.0	—
Long-term liabilities	65.3	57.0
Revolving credit facility and other long-term debt	43.0	—

	357.3	222.4

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01, 90,000,000 shares authorized at December 31, 2008 and 45,000,000 shares authorized at December 31, 2007; 20,044,913 shares issued and outstanding at December 31, 2008; 20,580,815 shares issued and outstanding at December 31, 2007
	.2	.2
Additional capital	958.6	948.9
Retained earnings	34.1	116.1
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 4,845,465 shares at both December 31, 2008 and December 31, 2007	(116.4)	(116.4)
Treasury stock, at cost, 572,706 shares at December 31,2008	(28.1)	—
Accumulated other comprehensive loss	(60.3)	(6.0)

Total stockholders’ equity	788.1	942.8

Total	$1,145.4	$1,165.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
	(In millions of dollars, except share and per share amounts)
Net sales	$1,508.2	$1,504.5	$667.5	$689.8

Costs and expenses:
Costs of products sold:
Cost of products sold, excluding depreciation and other items	1,400.7	1,251.1	580.4	596.4
Lower of cost or market inventory write-down	65.5	—	—	—
Impairment of investment in Anglesey	37.8	—	—	—
Restructuring costs and other charges	8.8	—	—	—
Depreciation and amortization	14.7	11.9	5.5	9.8
Selling, administrative, research and development, and general	73.1	73.1	35.5	30.3
Other operating (benefits) charges, net	(1.4)	(13.6)	(2.2)	.9

Total costs and expenses	1,599.2	1,322.5	619.2	637.4

Operating (loss) income	(91.0)	182.0	48.3	52.4
Other income (expense):
Interest expense (excluding unrecorded contractual interest expense of $47.4 for the period from January 1, 2006 to July 1, 2006)	(1.0)	(4.3)	(1.1)	(.8)
Reorganization items	—	—	—	3,090.3
Other income (expense) — net	.7	4.7	2.7	1.2

(Loss) income before income taxes and discontinued operations	(91.3)	182.4	49.9	3,143.1
Income taxes benefit (provision)	22.8	(81.4)	(23.7)	(6.2)

(Loss) income from continuing operations	(68.5)	101.0	26.2	3,136.9

Discontinued operations:
Income from discontinued operations, net of income taxes, including minority interests	—	—	—	4.3

Income from discontinued operations	—	—	—	4.3

Net (loss) income	$(68.5)	$101.0	$26.2	$3,141.2

Earnings per share — Basic:
(Loss) income from continuing operations	$(3.43)	$5.05	$1.31	$39.37

Income from discontinued operations	$—	$—	$—	$.05

Net (loss) income	$(3.43)	$5.05	$1.31	$39.42

Earnings per share — Diluted:
(Loss) income from continuing operations	$(3.43)	$4.97	$1.30	$39.37

Income from discontinued operations	$—	$—	$—	$.05

Net (loss) income	$(3.43)	$4.97	$1.30	$39.42

Weighted average shares outstanding (000):
Basic	19,980	20,014	20,003	79,672

Diluted	19,980	20,308	20,089	79,672

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

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Income (Loss)	Total
	(In millions of dollars, except for shares)
BALANCE, December 31, 2007	20,580,815	$.2	$948.9	$116.1	$(116.4)	$—	$(6.0)	$942.8
Net loss	—	—	—	(68.5)	—	—	—	(68.5)
Tax effect of prior year pension adjustments	—	—	(.7)	—	—	—	.7	—
Defined benefit plans adjustments:
Net actuarial loss arising during the period (net of tax of $34.3)	—	—	—	—	—	—	(55.4)	(55.4)
Prior service cost arising during the period (net of tax of 3.4)	—	—	—	—	—	—	(5.5)	(5.5)
Less: amortization of prior service cost (net of tax of (.3))	—	—	—	—	—	—	.5	.5
Less: amortization of net actuarial loss (net of tax of (.1))	—	—	—	—	—	—	.2	.2
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	5.2	5.2

Comprehensive loss								(123.5)
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	—	1.9	—	—	—	—	1.9
Equity compensation recognized by an unconsolidated affiliate (net of tax of .1)	—	—	(.1)	—	—	—	—	(.1)
Capital distribution by unconsolidated affiliate to its parent company (net of tax of $.6)	—	—	(.9)	—	—	—	—	(.9)
Issuance of non-vested shares to employees	52,970	—	—	—	—	—	—	—
Issuance of common shares to directors	3,689	—	.2	—	—	—	—	.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	1,521	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(9,953)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(11,423)	—	(.7)	—	—	—	—	(.7)
Cash dividends on common stock	—	—	—	(13.5)	—	—	—	(13.5)
Repurchase of common stock	(572,706)	—	—	—	—	(28.1)	—	(28.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	.1	—	—	—	—	.1
Amortization of unearned equity compensation	—	—	9.9	—	—	—	—	9.9

BALANCE, December 31, 2008	20,044,913	$.2	$958.6	$34.1	$(116.4)	$(28.1)	$(60.3)	$788.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
	(In millions of dollars)
Cash flows from operating activities:
Net (loss) income	$(68.5)	$101.0	$26.2	$3,141.2
Less net income from discontinued operations	—	—	—	4.3

(Loss) income from continuing operations	(68.5)	101.0	26.2	3,136.9
Adjustments to reconcile (loss) income from continuing operations to net cash used by continuing operations:
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	62.2	3.3	—
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(.1)	—	—	—
Depreciation and amortization (including deferred financing costs of $.2, $2.1, $.3, and $.9, respectively)	14.9	14.0	5.7	10.7
Deferred income taxes	(31.0)	—	3.0	(.7)
Non-cash equity compensation	10.1	9.1	4.0	—
Gain on discharge of pre-petition obligations and fresh start adjustments	—	—	—	(3,110.3)
Payments pursuant to plan of reorganization	—	—	—	(25.3)
Net non-cash (benefit) charges in other operating (benefits) charges, net, LIFO charges (benefits) and lower of cost or market inventory write-down	57.7	(18.9)	3.3	21.7
Non-cash unrealized (gains) losses on derivative positions	87.1	(9.7)	(9.0)	(6.1)
Non-cash impairment charges	42.1	—	—	—
Other non-cash changes in assets and liabilities	.3	.1	.1	.1
(Gains)/losses on sale and disposition of property, plant and equipment	(.1)	.6	—	(1.6)
Equity in loss (income) of unconsolidated affiliates, net of distributions	1.8	(22.4)	(7.5)	(10.1)
(Increase) decrease in trade and other receivables	(13.2)	1.9	15.8	(18.3)
Increase in receivable from affiliates	(2.3)	(8.2)	(1.3)	—
Increase in inventories, excluding LIFO adjustments, lower of cost or market inventory write-down and other non-cash operating items	(22.7)	(5.5)	(19.4)	(29.5)
(Increase) decrease in prepaid expenses and other current assets	(7.1)	9.5	3.7	(5.4)
(Decrease) increase in accounts payable	(18.9)	(6.2)	13.1	5.7
Increase (decrease) in other accrued liabilities	7.2	1.5	(17.0)	(2.3)
Increase (decrease) in payable to affiliates	8.9	2.4	(16.8)	18.2
(Decrease) increase in accrued income taxes	(.4)	(1.4)	5.9	.2
Net cash impact of changes in long-term assets and liabilities	(18.9)	(0.4)	5.7	(4.1)
Net cash provided by discontinued operations	—	—	—	8.5

Net cash provided (used) by operating activities	46.9	129.6	18.8	(11.7)

Cash flows from investing activities:
Capital expenditures, net of accounts payable of $1.2, $3.1, $5.8, and $1.6, respectively	(93.2)	(61.8)	(30.0)	(28.1)
Net proceeds from dispositions of property, plant and equipment:	1.6	—	—	1.0
(Increase) decrease in restricted cash	(20.9)	9.2	—	—

Net cash used by investing activities	(112.5)	(52.6)	(30.0)	(27.1)

Cash flows from financing activities:
Borrowings under Term Loan Facility	—	—	50.0	—
Financing costs	—	(.2)	(.8)	(.2)
Borrowings under the revolving credit facility	171.5	—	—	—
Repayment of borrowings under the revolving credit facility	(135.5)	—	—	—
Borrowings under note payable	7.0	—	—	—
Repayment of term loan	—	(50.0)	—	—
Cash dividend paid to shareholders	(17.2)	(7.4)	—	—
Retirement of common stock	(.7)	(.7)	—	—
Repurchase of common stock	(28.1)	—	—	—
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	.1	—	—	—
Decrease (increase) in restricted cash	—	—	—	1.5

Net cash (used) provided by financing activities	(2.9)	(58.3)	49.2	1.3

Net increase (decrease) in cash and cash equivalents during the period	(68.5)	18.7	38.0	(37.5)
Cash and cash equivalents at beginning of period	68.7	50.0	12.0	49.5

Cash and cash equivalents at end of period	$.2	$68.7	$50.0	$12.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share amounts)
     The accompanying financial statements include the financial statements of Kaiser Aluminum Corporation (“the Company”) both before and after emergence from chapter 11 bankruptcy. Financial information related to the Company after emergence is generally referred to throughout this Report as “Successor” information. Information of the Company before emergence is generally referred to as “Predecessor” information. The financial information of the Successor entity is not comparable to that of the Predecessor given the impacts of the plan of reorganization, implementation of fresh start reporting and other factors as more fully described below.
     The Notes to Consolidated Financial Statements are grouped into two categories: (1) those primarily affecting the Successor entity (Notes 1 through 19) and (2) those primarily affecting the Predecessor entity (Notes 20 through 25).
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
     Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in accordance with United States generally accepted accounting principles (US “GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties, with respect to such estimates and assumptions, are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operation.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In certain circumstances, based on the terms of certain sales contracts which provide for periodic, such as quarterly or annual, billing throughout the contract, the Company may recognize revenue prior to billing the customer. At December 31, 2008 and 2007, the Company had $.1 and $1.9 of unbilled receivables, respectively, included within Trade receivables on the Company’s Consolidated Balance Sheets. A provision for estimated sales returns from and allowances to customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.
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
     Earnings per Share. Basic earnings per share is computed by dividing earnings by the weighted-average number of common shares outstanding during the applicable period. The shares owned by a voluntary employees beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic shares outstanding in the Statements of Consolidated Income because such shares were irrevocably issued and have full dividend and voting rights.
     Diluted earnings per share is computed by dividing earnings by the sum of (a) the weighted-average number of common shares outstanding during the period and (b) the dilutive effect of potential common share equivalents consisting of non-vested common shares, restricted stock units, performance shares, and stock options (see Note 15).
     Stock-Based Employee Compensation.  The Company accounts for stock-based employee compensation plans at fair value. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The cost of the award is recognized as an expense over the period that the employee provides service for the award. The Company has elected to amortize compensation expense for equity awards with grading vesting using the straight line method. During 2008, 2007 and the period from July 1, 2006 through December 31, 2006, $9.9, $9.1 and $4.0 of compensation cost, respectively, was recognized in connection with vested and non-vested stock, restricted stock units and stock options issued to executive officers, other key employees and directors (see Note 11).
     During the first half of 2008, the Company granted performance shares to executive officers and other key employees under a long term incentive program for 2008 through 2010 (the “2008- 2010 LTI Program”). These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance measured over the three year performance period. The EVA is a measure of the excess of the Company’s pretax operating income for a particular year over a pre-determined percentage of the net assets of the immediately preceding year, as defined in the 2008 — 2010 LTI Program. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares in 2011 will depend on the average annual EVA achieved for the three year performance period. The Company accounts for these awards at fair value in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS No. 123R”). The fair value is measured based on the most probable outcome of the performance condition which is estimated quarterly using the Company’s plan and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the three year performance period on a ratable basis. During the year ended December 31, 2008, $.2 of compensation expense was recognized, in connection with the performance shares.
     Restructuring Costs and Other Charges. Restructuring costs and other charges include employee severance and benefit costs, impairment of owned equipment to be disposed of and other costs associated with the exit activities. The Company applies the provisions of Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Dispose Activities (“SFAS No. 146”) relating to one-time termination benefits. Severance costs accounted for under SFAS 146 are recognized when the Company’s management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include costs to consolidate facilities or

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
close facilities and relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate.
     Other Income (Expense), net.  Amounts included in Other income (expense), other than interest expense and reorganization items in 2008, 2007 and the periods from July 1, 2006 through December 31, 2006 and from January 1, 2006 to July 1, 2006, included the following pre-tax gains (losses):

				Predecessor
			July 1, 2006	January 1,
	Year Ended	Year Ended	through	2006
	December 31,	December 31,	December 31,	to July 1,
	2008	2007	2006	2006
Interest income(1)	$1.7	$5.3	$2.0	$—
All other, net	(1.0)	(.6)	.7	1.2

	$.7	$4.7	$2.7	$1.2

(1)	In accordance with S0P 90-7, interest income during the pendency of the chapter 11 reorganization proceedings was treated as a reduction of reorganization expense.
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
     Although the Company had approximately $981 of tax attributes, including the net operating loss (“NOL”) carryforwards, available at December 31, 2006 to offset the impact of future income taxes, the Company did not meet the “more likely than not” criteria for recognition of such attributes at December 31, 2006 primarily because the Company did not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance was first utilized to reduce intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. During the fourth quarter of 2007, after the completion of a robust analysis of expected future taxable income and other factors, the Company concluded that it had met the “more likely than not” criteria for recognition of its deferred tax assets and as a result released the vast majority of the valuation allowance as of December 31, 2007. In accordance with fresh start accounting, the release of the valuation allowance was recorded as an adjustment to Stockholders’ equity rather than through the income statement (see Note 9). The Company currently maintains a valuation allowance on deferred tax assets that did not meet the “more likely than not” recognition criteria which are related to state NOL carryforwards and general business credits that the Company believes will more likely than not expire unused.
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
     Restricted Cash.   The Company is required to keep certain amounts on deposit relating to workers’compensation, collateral for derivative contracts with its counterparties, certain letters of credit and other agreements totaling $36.8 and $15.9 at December 31, 2008 and December 31, 2007, respectively. Of the restricted cash balance, $1.4 and $1.5 were considered short term and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007, respectively; and $35.4 and $14.4 were considered long term and included in Other assets on the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007, respectively. Included in long term restricted cash at December 31, 2008 was $17.2 of margin call deposits with the Company's counterparties.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Trade Receivables and Allowance for Doubtful Accounts . Our trade receivables consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 days. For the majority of our receivables, the Company establishes an allowance for doubtful accounts based collection experience and other factors. On certain other receivables where the Company is aware of a specific customer’s inability or reluctance to pay, an allowance for doubtful accounts is established against amounts due to reduce the net receivable balance to the amount the Company reasonably expects to collect. However, if circumstances change, the Company’s estimate of the recoverability of accounts receivable could be different. Circumstances that could affect the Company’s estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible.
     Inventories.  Inventories are stated at the lower of cost or market value. Finished products, work in process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (see Note 3). During the fourth quarter of 2008, the Company recorded an inventory write-down of $65.5 to reflect the market value as of December 31, 2008 (See Note 3). According to Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4, Inventory Pricing, market is determined based on the current replacement cost, by purchase or by reproduction, except that it does not exceed the net realizable value and it is not less than net realizable value reduced by an approximate normal profit margin.
     Shipping and Handling Costs.  Shipping and handling costs are recorded as a component of Cost of products sold excluding depreciation.
     Advertising Costs.  Advertising costs, which are included in Selling, administrative, research and development, and general, are expensed as incurred. Advertising costs for 2008, 2007, for the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 were $.3, $.6, $.1 and zero, respectively.
     Research and Development Costs. Research and development costs, which are included in Selling, research and development, and general, are expensed as incurred. Research and development costs for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 were $4.8, $3.0, $.9 and $.8, respectively.
     Depreciation.  Depreciation is computed principally using the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives, are as follows:

Useful Life
(Years)
Land improvements	3-7
Buildings	15-35
Machinery and equipment	2-22
     Upon emergence from reorganization, the accumulated depreciation was reset to zero as a result of applying fresh start accounting as required by SOP 90-7. The new lives and carrying values assigned to the individual assets and the application of fresh start accounting (see Notes 2 and 6) will cause future depreciation expense to be different than the historical depreciation expense of the Predecessor. Depreciation expense relating to Fabricated Products is not included in Cost of products sold excluding depreciation and is shown separately on the Statements of Consolidated Income (Loss).
     Major Maintenance Activities.  All of the major maintenance costs are accounted for using the direct expensing method.
     Leases.  For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis from the date it takes possession of the property to the end of the initial lease term. The Company records any difference between the straight-line rent amounts and the amount

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payable under the lease as part of deferred rent, in accrued liabilities or Other long term liabilities, as appropriate. Deferred rent for all periods presented was not material.
     Capitalization of Interest.  Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period.
     Deferred Financing Costs.  Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense. Deferred financing costs included in other assets at December 31, 2008 and 2007 were $.7 and $.9, respectively.
     Foreign Currency.  For the Company’s foreign subsidiary using the local currency as its functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at weighted average monthly rates of exchange prevailing during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”). Where the U.S. dollar is the functional currency of foreign facility or subsidiaries, re-measurement adjustments are recorded in other income. At December 31, 2008, the amount of translation adjustment relating to the foreign subsidiary using local currency as its functional currency was immaterial.
     Derivative Financial Instruments.  Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company’s exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company’s exposure to changes in foreign currency exchange rates and energy prices. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company’s derivative activities are initiated within guidelines established by management and approved by the Company’s Board of Directors. Hedging transactions are executed centrally on behalf of all of the Company’s business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
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
     Concentration of credit risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of metal, currency and natural gas derivative contracts and cash and cash equivalents. If the market value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to the counterparty. The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in hedging activities as well as failure to return cash collateral previously transferred to the counterparties. The counterparties to the Company’s derivative contracts are major financial institutions and the Company has never experienced nonperformance by any of its counterparties.
     The Company places its temporary cash investments in money market funds with high credit quality financial institutions which invest primarily in commercial paper of prime quality, short term repurchase agreements, and U.S. government agency notes in accordance with our loan covenants. The Company has never experienced any material losses on its temporary cash investments.
     Conditional Asset Retirement Obligations (CAROs).  The Company has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older plants if such plants were to undergo major renovation or be demolished. The Company accounts for its CAROs in accordance with FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS No. 143”). In accordance with FIN 47, the Company estimates incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Under the guidelines clarified in FIN 47, the Company recognizes liabilities and costs for CAROs even if it is unclear when or if CAROs may/will be triggered. When it is unclear when or if a CAROs will be triggered, the Company uses probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the Company’s financial statements.
     The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the year ended December 31, 2008. However, revisions were made to the estimated timing for certain future contingent costs during the year ended December 31, 2008 which resulted in an immaterial amount of incremental charge (see Note 5). At December 31, 2008 and 2007, the Company had $3.3 and $3.0 of CARO liabilities, respectively, included in Long term liabilities, on its Consolidated Balance Sheets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Anglesey (see Note 4) also recorded CARO liabilities of approximately $24.0 in its financial statements through December 31, 2007. No new CARO was recorded in 2008. The time period over which the fair value of the CAROs is estimated under United Kingdom generally accepted accounting principles (“UK GAAP”) treatment applied by Anglesey is different from the time period over which the fair value of CAROs is estimated under the principles of SFAS No. 143 and FIN 47. As such, the resulting accretion expenses are different under UK GAAP and US GAAP. Accordingly, the Company adjusted its equity in earnings for Anglesey for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 by $1.3, $1.3, $.3 and $.3, respectively, to reflect the impact of applying US GAAP with respect to the Anglesey CAROs.
     Realization of Excess Tax Benefits. Beginning on January 1, 2008, the Company made an accounting policy election to follow the tax law ordering approach in assessing the realization of excess tax benefits upon vesting of non-vested share awards, restricted stock units and performance shares, exercising of stock options and payment of dividends or dividend equivalents on non-vested share awards, restricted stock units and performance shares expected to vest. Under the tax law ordering approach, realization of excess tax benefits is determined based on the ordering provisions of the tax law. Current year deductions, which include the tax benefits from current year equity award activities, are used first before using the Company’s net operating loss (“NOL”) carryforwards from prior years. Under this method, Additional capital would be credited when an excess tax benefit is realized, creating an additional paid in capital pool, to absorb potential future tax deficiencies resulting from vesting of non-vested share awards and performance shares and from the exercising of stock options.
     Adoption of Emerging Issues Task Force Issue(“EITF”) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11”). Beginning January 1, 2008, the Company adopted EITF 06-11. In accordance with the EITF 06-11, the Company records a credit to Additional capital for tax deductions resulting from a dividend and dividend equivalent payment on non-vested share awards, restricted stock units and performance shares the Company expects to vest. The impact of adopting EITF 06-11 in 2008 was immaterial to the Company’s consolidated financial statements.
     Adoption of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, (“SFAS No. 159”). On January 1, 2008, the Company adopted SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The Company already records derivative contracts at fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The adoption of SFAS No. 159 had no impact on the consolidated financial statements as management did not elect the fair value option for any other financial instruments or any other financial assets and financial liabilities.
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
     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$32.7	$—	$32.7
Aluminum option contracts	—	14.5	—	14.5
Krona forward contract	—	.1	—	.1
Midwest premium swap contracts	—	—	—	—

Total	$—	$47.3	$—	$47.3

Derivative liabilities:
Aluminum swap contracts	$—	$(82.0)	$—	$(82.0)
Aluminum option contracts	—	(3.1)	—	(3.1)
Pound Sterling forward contract	—	(14.4)	—	(14.4)
Euro dollar forward contracts		(.9)	—	(.9)
Krona forward contract	—	(.5)	—	(.5)
Natural gas swap contracts	—	(4.9)	—	(4.9)
Midwest premium swap contracts	—	—	(1.1)	(1.1)

Total	$—	$(105.8)	$(1.1)	$(106.9)

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2008:	$—
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	(1.1)
Purchases, sales, issuances and settlements	—
Transfers in and (or) out of Level 3	—

Balance at December 31, 2008	$(1.1)

Total losses included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at December 31, 2008:	$(1.1)

     Effective September 30, 2008, the Company adopted FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which was issued on October 10, 2008. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The adoption of FSP 157-3 did not have an impact on the Company’s consolidated financial statements.
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
     FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) was issued in June 2008. FSP EITF 03-06-01 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in this FSP. Early application of FSP EITF 03-6-1 is prohibited. The Company currently does not expect FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.
     FASB Staff Position No. SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”) was issued in December 2008. FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
measurements of plan assets. The Company expects that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.
2.  Emergence from Reorganization Proceedings.
     Summary.  As more fully discussed in Note 21, from the first quarter of 2002 to June 30, 2006, the Company and 25 of its subsidiaries operated under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) under the supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
     As also outlined in Note 21, Kaiser and its debtor subsidiaries which included all of the Company’s then-existing core fabricated products facilities and a 49% interest in Anglesey which owns a smelter in the United Kingdom, emerged from chapter 11 on the Effective Date pursuant to the Plan. Four subsidiaries not related to the Fabricated Products operations were liquidated in December 2005. Pursuant to the Plan, all material pre-petition debt, pension and postretirement medical obligations and asbestos and other tort liabilities, along with other pre-petition claims (which in total aggregated to approximately $4.4 billion in the June 30, 2006 consolidated financial statements) were addressed and resolved. Pursuant to the Plan, the equity interests of all of Kaiser’s pre-emergence stockholders were cancelled without consideration. The equity of the newly emerged Kaiser was issued and delivered to a third-party disbursing agent for distribution to claimholders pursuant to the Plan.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following shows the impacts of the Plan and the adoption of fresh start accounting on the opening balance sheet of the new reporting entity.

					Adjusted
		Plan		Fresh Start	Balance
	Historical	Adjustments(a)		Adjustments(b)	Sheet
ASSETS
Current assets:
Cash and cash equivalents	$37.3	$(25.3)		$—	$12.0
Receivables:
Trade, less allowance for doubtful receivables	114.1	—		.7	114.8
Other	5.7	—		—	5.7
Inventories	123.1	—		48.9	172.0
Prepaid expenses and other current assets	34.0	(.3)		—	33.7

Total current assets	314.2	(25.6)		49.6	338.2
Investments in and advances to unconsolidated affiliate	22.7	(.3)		(11.3)	11.1
Property, plant, and equipment — net	242.7	(4.1)		(98.9)	139.7
Personal injury-related insurance recoveries receivable	963.3	(963.3)		—	—
Intangible assets	11.4	(11.7)		12.6	12.3
Net assets in respect of VEBAs	—	33.2	(c)	—	33.2
Other assets	43.6	2.1		(.8)	44.9

Total	$1,597.9	$(969.7)		$(48.8)	$579.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities not subject to compromise —
Current liabilities:
Accounts payable	$56.1	$(.5)		$(1.8)	$53.8
Accrued interest	1.1	(1.1)		—	—
Accrued salaries, wages, and related expenses	37.0	(4.1)		.7	33.6
Other accrued liabilities	61.0	(1.8)		—	59.2
Payable to affiliate	33.0	—		—	33.0
Long-term debt — current portion	1.1	(1.1)		—	—
Discontinued operations’ current liabilities	1.5	—		—	1.5

Total current liabilities	190.8	(8.6)		(1.1)	181.1
Long-term liabilities	49.0	17.5		2.5	69.0
Long-term debt	1.2	(1.2)		—	—
Discontinued operations’ liabilities (liabilities subject to compromise)	73.5	(73.5)		—	—

	314.5	(65.8)		1.4	250.1
Liabilities subject to compromise	4,388.0	(4,388.0)		—	—
Minority interests	.7	(.7)		—	—
Commitments and contingencies Stockholders’ equity:
Common stock	.8	.2	(d)	(.8)	.2
Additional capital	538.0	480.2	(d)	(538.0)	480.2
Common stock owned by Union VEBA subject to transfer restrictions	—	(151.1	)(c)	—	(151.1)
Accumulated deficit	(3,635.3)	3,155.5	(e)	479.8 (f)	—
Accumulated other comprehensive income (loss)	(8.8)	—		8.8	—

Total stockholders’ equity (deficit)	(3,105.3)	3,484.8		(50.2)	329.3

Total	$1,597.9	$(969.7)		$(48.8)	$579.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Reflects impacts on the Effective Date of implementing the Plan, including the settlement of liabilities subject to compromise and related payments, distributions of cash and new shares of common stock and the cancellation of predecessor common stock (see Note 21). Includes the reclassification of approximately $21.0 from Liabilities subject to compromise to Long-term liabilities in respect of certain pension and benefit plans retained by the Company pending the outcome of the litigation with the Pension Benefit Guaranty Corporation (“PBGC”).

(b)	Reflects the adjustments to reflect “fresh start” accounting. These include the write up of Inventories (see Note 3) and Property, plant and equipment to their appraised values and the elimination of Accumulated deficit and Additional paid in capital. The fresh start adjustments for intangible assets and stockholders’ equity are based on a third party appraisal report.

In accordance with US GAAP, the reorganization value is allocated to individual assets and liabilities by first allocating value to current assets, current liabilities and monetary and similar long-term items for which specific market values are determinable. The remainder is allocated to long-term assets such as property, plant and equipment, equity investments, identified intangibles and unidentified intangibles (e.g, goodwill). To the extent that there is insufficient value to allocate to long-term assets after first allocating to the current, monetary and similar items, such shortfall is first used to reduce unidentified intangibles to zero and then to proportionately reduce the amount allocated to property, plant and equipment, equity investments and identified intangibles based on the initial (pre-reorganization value allocation) assessed fair value. In allocating the reorganization value, the Company determined that the value of the long-term assets exceeded the amount of reorganization value available to be allocated to such items by approximately $187.2. Such excess value was allocated to Property, plant and equipment, Investment in unconsolidated affiliate and Identified intangibles in the following amounts based on initial fair value assessments determined by a third party appraisal:

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.  Inventory.
     Inventories are stated at the lower of cost or market value. For the Fabricated Products segment, finished products, work in process and raw material inventories are stated on LIFO basis and other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. All inventories in the Primary Aluminum segment are stated on the first-in, first-out (“FIFO”) basis. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges.
     Inventories consist of the following:

	December 31,	December 31,
	2008	2007
Fabricated Products segment —
Finished products	$73.4	$68.6
Work in process	81.3	76.9
Raw materials	69.1	49.5
Operating supplies and repairs and maintenance parts	13.2	12.5

	237.0	207.5
Lower of cost or market inventory valuation	(65.5)	—

	171.5	207.5
Primary Aluminum segment —
Primary aluminum	.8	.1

	$172.3	$207.6

     The Company recorded a net non-cash LIFO benefit of approximately $7.5 and $14.0 during 2008 and 2007, respectively, and net non-cash LIFO charges of $3.3, and $21.7 for the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.
     The Company has a larger volume of raw materials, work in process, and finished products than its long-term historical average, and the price for such goods reflected in the opening inventory balance at the Company’s emergence from chapter 11 bankruptcy on July 6, 2006, given the application of fresh start accounting, was higher than long term historical averages. Since the Company values its inventories on a LIFO basis, with the inevitable ebb and flow of business cycles, non-cash LIFO charges can result when inventory levels drop and metal prices decline, and potential lower of cost and market adjustments will result when metal prices decline and margins compress. During the fourth quarter of 2008, the Company recorded a lower of cost or market adjustment of $65.5 due to continued decline in the London Metal Exchange price of primary aluminum.
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
     Summary of Anglesey’s Financial Position (1)

	December 31,	December 31,
	2008	2007
Current assets(2)	$125.2	$160.0
Non-current assets (primarily property, plant, and equipment, net)	27.8	52.0

Total assets	$153.0	$212.0

Current liabilities	$32.8	$81.1
Long-term liabilities	21.5	26.2
Stockholders’ equity	98.7	104.7

Total liabilities and stockholders’ equity	$153.0	$212.0

(1)	Balance sheet items were translated based on the period end exchange rate.

(2)	Includes cash and cash equivalents of $46.5 at December 31, 2008 and $85.2 at December 31, 2007.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Summary of Anglesey’s Operations (1)

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Net sales	$312.3	$408.7	$198.1	$170.1
Costs and expenses	(297.4)	(319.7)	(155.2)	(132.1)
Provision for income taxes	(9.9)	(26.0)	(12.2)	(11.2)

Net income	$5.0	$63.0	$30.7	$26.8

Company’s equity in income (loss)(2)	$(1.5)	$33.4	$18.3	$11.0

Dividends received	$3.9	$14.3	$9.1	$2.7

(1)	Income statement items were translated based on the average exchange rate for the periods.

(2)	The Company’s equity income (loss) differs from 49% of the summary net income (loss) from Anglesey primarily due to (a) share based compensation adjustments of $(2.6), $4.0, $1.8 and zero for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, respectively, relating to Anglesey’s separate reimbursement agreement with its parent (“Rio Tinto”) under Anglesey’s share based award arrangement (see discussion below) and, (b) US GAAP adjustment relating to Anglesey’s CARO (defined below in Note 5) in the amount of $(1.3), $(1.3), $(.3), and $(.3) for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, respectively, (see Note 5).
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating at one third of its production capacity during the latter half of June and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Anglesey has property damage and business interruption insurance policies in place and expects to recover (net of applicable deductibles) the incremental costs and any loss of margin (assuming production that has been or will be lost due to the outage sold at primary aluminum prices that would have been applicable on such volume) due to business interruption through its insurance coverage. A partial insurance settlement payment of $20 was received in December 2008 of which $10 was recorded as the Company’s equity income. The timing and the total amount of any remaining insurance recovery is uncertain. Anglesey resumed normal production in December 2008.
     The Company and Anglesey have interrelated operations. The Company is responsible for selling alumina to Anglesey in respect of its ownership percentage. The Company has a contract in place to purchase alumina that provides adequate alumina for operations through September 2009. The Company is responsible for purchasing primary aluminum from Anglesey in respect to its ownership percentage at prices tied to primary aluminum market prices.
Purchases from and sales to Anglesey were as follows:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Purchases	$155.9	$199.3	$95.0	$82.4
Sales	52.1	50.2	24.4	24.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2008 and 2007, the receivables from Anglesey were $11.8 and $9.5, respectively, and payables to Anglesey were $27.5 and $18.6, respectively.
     Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through September 2009. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter, but has been unable to reach a feasible solution. In January of 2009, the Company announced that it expects Anglesey to fully curtail its smelting operations at the end of the September 2009, when its current power contract expires. Although Anglesey will continue to pursue alternative sources of affordable power, as of the date of filing of this Report, no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey is expected to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations and the production of anodes for use by other smelting facilities. Taking into account Anglesey’s inability to obtain affordable power, the resulting expected curtailment of smelting operations, the growing uncertainty with respect to the future of Anglesey’s operations, and Anglesey’s expected cash requirements for redundancy and pension payments, the Company does not expect to receive any dividends from Anglesey in the future and as a result, fully impaired its 49% equity investment in Anglesey in its 2008 fourth quarter results which amounted to be $37.8. During the last five years, cash dividends received were as follows: 2008 –$3.9, 2007— $14.3, 2006 — $11.8, 2005 — $9.0, and 2004 — $4.5.
     As a result of fresh start accounting, the Company decreased its investment in Anglesey upon emergence from chapter 11 bankruptcy on July 6, 2006 (see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”), the difference of $11.6 between the Company’s share of Anglesey’s equity and the investment amount reflected in the Company’s Consolidated Balance Sheet was being amortized (included in Cost of products sold) over the period from July 2006 to September 2009, the end of Anglesey’s current power contract, and thereby the end of the useful life based on the stated term of that contract. The non-cash amortization was approximately $3.6, $3.6 and $1.8 for 2008, 2007 and the period from July 1, 2006 through December 31, 2006, respectively. At December 31, 2008, the remaining unamortized amount was $2.7. The Company does not expect to amortize the remaining balance as it is deemed unrecoverable as discussed above.
     During 2008 and 2007, the Company recorded charges of $(.2) and $.3, respectively, for share-based equity compensation for employees of Anglesey who participate in the employee share savings plan of its parent (“Rio Tinto”). These charges have been recognized as reductions in the equity in earnings of Anglesey for 2008 and 2007. In accordance with APB No. 18, these transactions have been accounted for as capital transactions of Anglesey. As a result, the Company recorded $(.2) and $.3 (before considering tax effect) in its Additional capital for 2008 and 2007, respectively, rather than adjusting its Investment in and advances to unconsolidated affiliate.
     In accordance with a separate agreement between Anglesey and Rio Tinto, Anglesey is required to pay to Rio Tinto, in cash, an amount equal to the difference between the share price on the date shares are purchased under the Rio Tinto employee share savings plan and the amount paid by the employees of Anglesey to purchase the shares under the Rio Tinto employee share savings plan. During 2008, Anglesey made payments totaling $3.1 to Rio Tinto under this agreement. In accordance with APB No. 18, the Company’s ownership share of this payment has been accounted for as a capital distribution resulting in a reduction of $1.5 in both the Company’s Additional capital and the value of its investment in Anglesey on the Consolidated Balance Sheet.
5.  Conditional Asset Retirement Obligations
     The Company has conditional asset retirement obligations, or CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or piping) at certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no such significant CARO would be triggered for 20 or more years, if at all.
     The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the year ended December 31, 2008. However, there were revisions to the estimated timing for certain future contingent costs during the quarters ended June 30, 2008 and December 31, 2008 that resulted in an immaterial charge to Net income. In addition, the Company’s results for 2008, 2007 and for the periods from July 1, 2006 through December 31, 2006 and from January 1, 2006 to July 1, 2006, included an immaterial incremental amount of depreciation expense and an incremental accretion of the estimated liability of $.3, $.2, $.1 and $.1, respectively, (recorded in Cost of products sold). The estimated fair value of CARO liabilities at December 31, 2008 was $3.3.
     Anglesey (see Note 4) also recorded CAROs of approximately $24.0 in its financial statements in prior years. The time period over which the fair value of the CAROs is estimated under UK GAAP treatment applied by Anglesey is different from the time period over which the fair value of the CAROs is estimated under SFAS No. 143 or FIN 47. As such, the resulting accretion expenses are different under UK GAAP and US GAAP. Accordingly, the Company adjusted its equity in earnings from Anglesey for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 by $1.3, $1.3, $.3, and $.3, respectively, to reflect the impact of applying US GAAP with respect to the Anglesey CAROs.
     For purposes of the Company’s fair value estimates with respect to the CARO liabilities, a credit adjusted risk free rate of 7.5% was used.
6.  Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. The major classes of property, plant, and equipment are as follows:

	December 31,	December 31,
	2008	2007
Land and improvements	$22.8	$12.9
Buildings	29.6	25.2
Machinery and equipment	211.0	168.7
Construction in progress	63.3	33.0

	326.7	239.8
Accumulated depreciation	(30.0)	(17.1)

Property, plant, and equipment, net	$296.7	$222.7

     At December 31, 2008, the major components of Construction in progress were as follows:

	December 31,	December 31,
	2008	2007
Heat treat expansion project (Spokane, Washington facility)	$8.9	$9.3
Rod, bar, and tube value stream investments (including facility in Kalamazoo, Michigan)	26.1	7.2
Other	28.3	16.5

Total Construction in progress	$63.3	$33.0

     In 2008, the Company recorded an asset impairment charge of $4.3 in connection with the restructuring plans to shut down the Tulsa, Oklahoma facility and curtail operations at the Bellwood, Virginia location. The impairment charge is included in Cost of products sold – restructuring costs and other charges.
     For 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006, the Company recorded depreciation expense of $14.6, $11.8, $5.2, and $9.7, respectively, relating to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate segment for all periods.
7.  Supplemental Balance Sheet Information
     Trade Receivables. Trade receivables were comprised of the following:

	December 31,	December 31,
	2008	2007
Billed trade receivables	$99.2	$96.0
Unbilled trade receivables (Note 1)	.1	1.9

	99.3	97.9
Allowance for doubtful receivables	(.8)	(1.4)

	$98.5	$96.5

     Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets were comprised of the following:

	December 31,	December 31,
	2008	2007
Current derivative assets (Note 13)	$32.2	$1.5
Current deferred tax assets	84.1	59.2
Option premiums paid	5.3	—
Short term restricted cash	1.4	1.5
Prepaid expenses	5.4	3.8

Total	$128.4	$66.0

     Other Assets.  Other assets were comprised of the following:

	December 31,	December 31,
	2008	2007
Derivative assets (Note 13)	$5.2	$24.5
Option premiums paid	4.6	3.1
Restricted cash	35.4	14.4
Long term income tax receivable	4.4	—
Other	.9	1.1

Total	$50.5	$43.1

     Other Accrued Liabilities.  Other accrued liabilities were comprised of the following:

	December 31,	December 31,
	2008	2007
Current derivative liabilities (Note 13)	$79.0	$6.6
Current FIN 48 income tax liabilities	11.8	—
Accrued income taxes and taxes payable	1.8	2.2
Accrued book overdraft — see below	4.0	5.4
Dividend payable	—	3.7
Accrued annual VEBA contribution	4.9	8.8
Accrued Freight	2.1	2.1
Environmental Accrual	3.3	1.7
Other	7.0	6.1

Total	$113.9	$36.6

     The accrued book overdraft balance at December 31, 2008 and 2007 represents uncleared cash disbursements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Long-term Liabilities.  Long-term liabilities were comprised of the following:

	December 31,	December 31,
	2008	2007
Long term FIN 48 income tax liabilities	$10.0	$26.5
Workers’ compensation accruals	15.9	17.2
Environmental accruals	6.3	6.0
Derivative liabilities (Note 13)	27.9	1.9
Asset retirement obligations	3.3	3.0
Other long term liabilities	1.9	2.4

Total	$65.3	$57.0

8.  Secured Revolving Credit Facility and Other Long Term Debt
     Secured credit facility and long term debt consisted of the following:

	December 31,	December 31,
	2008	2007
Revolving Credit Facility	$36.0	$—
Note payable	7.0	—

Total	43.0	—
Less — Current portion	—	—

Long-term debt	$43.0	$—

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
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default set forth in the agreement, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations, and warranties. The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its U.S. operating subsidiaries that are also borrowers thereunder. The Revolving Credit Facility places restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business. At December 31, 2008, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     During the third quarter of 2008, the Company began utilizing the credit line under the Revolving Credit Facility. At December 31, 2008, the Company had $218.0 available for borrowing and letters of credit under the Revolving Credit Facility, of which $36.0 of borrowings and $10.0 of letters of credit were outstanding, leaving $172.0 available for additional borrowing and letters of credit. The average interest rate applicable to borrowings under Revolving Credit Facility was 3.1% at December 31, 2008.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Due to the non-cash charges and resulting net income impact in the fourth quarter of 2008, the Company’s revolving credit agreement would have precluded payment of its normal quarterly dividend due to a limitation based on net earnings. As a result, on January 9, 2009, the Company and certain of subsidiaries of the Company entered into an amendment pursuant to which the lenders agreed to permit the Company, among other things, to declare and pay dividends ratably with respect to its common shares in an aggregate amount not to exceed $25 during any fiscal year, provided that no such dividend may be paid unless at the time of such payment and after giving effect thereto, (i) no default is continuing or would result therefrom and (ii) the borrowing availability under the revolving credit facility is at least $100. As part of the amendment, the Company agreed to, among other things, an increase of the non-use commitment fee rate from 0.20% to 0.50% and an increase of the applicable interest rate margin. The borrowings under the revolving credit facility bear interest at a rate equal to a base rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then-remaining borrowing availability under the revolving credit facility. The amendment increases the specified variable percentages. The amendment also prohibits the Company from repurchasing its own common shares.
     On December 19, 2008, the Company executed a promissory note (the “Note”) in the amount of $7.0 in connection with the purchase of real property of the Los Angeles, California facility. Interest is payable on the unpaid principal balance of this Note monthly in arrears on the outstanding principal balance at the prime rate, as defined in the Note, plus 1.5%, in no event to exceeding 10% per annum, on the first day of each month commencing on February 1, 2009. A principal payment of $3.5 will be due on February 1, 2012 and the remaining $3.5 will be due on February 1, 2013. The Note is secured by the deed of trust of the property. For the twelve months ended December 31, 2008, the Company incurred an immaterial amount of interest expense relating to this Note. The interest rate applicable to borrowings under the Note was 4.8% at December 31, 2008.
9. Income Tax Matters
     Tax Attributes. Although the Company had approximately $981 of tax attributes, including the NOL carry-forwards available at December 31, 2006 to offset the impact of future income taxes, the Company did not meet the “more likely than not” criteria for recognition of such attributes primarily because the Company did not have sufficient history of paying taxes. As such, the Company recorded a full valuation allowance against the amount of tax attributes available and no deferred tax asset was recognized. The benefit associated with any reduction of the valuation allowance was first utilized to reduce intangible assets with any excess being recorded as an adjustment to Stockholders’ equity rather than as a reduction of income tax expense. In order to assess whether a valuation allowance was still required at December 31, 2007, the Company executed a process for determining the need for a valuation allowance. The process included extensive review of both positive and negative evidence including the Company’s earnings history; existing contracts and backlog; future earnings; adverse recent occurrences; carry forward periods; an assessment of the industry; loss contingencies; and the impact of timing differences. At the conclusion of this process the Company concluded that it had met the “more likely than not” criteria for recognition of its deferred tax assets and thus released the vast majority of the valuation allowance at December 31, 2007. In accordance with fresh start accounting, the release of the valuation allowance was recorded as an adjustment to Stockholders’ equity rather than through the income statement. The Company maintains a valuation allowance on deferred tax assets that did not meet the “more likely than not” recognition criteria and these assets are primarily state NOL carryforwards that the Company believes will likely expire unused.
     At December 31, 2008, the Company had $878.6 of NOL carryforwards available to reduce future cash payments for income taxes in the United States. Of the $878.6 of NOL carryforwards at December 31, 2008, $1.0 relates to the excess tax benefits from employee restricted stock. Equity will be increased by $1.0 if and when such excess tax benefits are ultimately realized. Such NOL carryforwards expire periodically through 2027. The Company also had $32.1 of other tax attributes including $31.7 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax requirements. The remaining tax attributes are general business credits that will expire periodically through 2011.
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
     Tax benefit (Provision). (Loss) income before income taxes and minority interests by geographic area (excluding discontinued operations and cumulative effect of change in accounting principle) is as follows:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Domestic	$(105.9)	$127.9	$27.0	$3,082.6
Foreign	14.6	54.5	22.9	60.5

Total	$(91.3)	$182.4	$49.9	$3,143.1

     Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
     The benefit (provision) for income taxes on (loss) income before income taxes and minority interests (excluding discontinued operations and cumulative effect of change in accounting principle) consists of:

	Federal	Foreign	State	Total
2008

Current	$(0.8)	$.5	$(1.3)	$(1.6)

Deferred	64.3	(.2)	5.5	69.6

Benefit applied to (increase)/decrease Additional capital/Other comprehensive income	(33.4)	(6.9)	(4.9)	(45.2)

Total	$30.1	$(6.6)	$(0.7)	$22.8

2007

Current	$—	$(22.1)	$(.4)	$(22.5)

Deferred	—	(.5)	—	(.5)

Benefit applied to (increase)/decrease Additional capital/Other comprehensive income	(55.8)	3.9	(6.5)	(58.4)

Total	$(55.8)	$(18.7)	$(6.9)	$(81.4)

July 1, 2006 through December 31, 2006

Current	$—	$(9.4)	$(.5)	$(9.9)

Benefit applied to reduce intangible assets and increase Additional capital	(14.1)	—	(1.3)	(15.4)

Deferred	—	1.6	—	1.6

Total	$(14.1)	$(7.8)	$(1.8)	$(23.7)

	Predecessor
January 1, 2006 to July 1, 2006
Current	$.9	$(7.9)	$(.1)	$(7.1)
Deferred	—	.9	—	.9

Total	$.9	$(7.0)	$(.1)	$(6.2)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and minority interests (excluding discontinued operations and cumulative effect of change in accounting principle) is as follows:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Amount of federal income tax benefit (expense) based on the statutory rate	$32.0	$(63.8)	$(17.5)	$(1,100.1)
Decrease (increase) in valuation allowances(1)	(3.9)	—	—	1,099.3
Non-deductible Expense	(0.3)	(1.6)	—	—
State income taxes, net of federal benefit	(0.5)	(4.5)	(1.2)	—
Foreign income taxes	(4.7)	(11.5)	(4.7)	(.5)
Other	0.2	—	(.3)	(4.9)

Provision for income taxes	$22.8	$(81.4)	$(23.7)	$(6.2)

(1)	At December 31, 2008 the valuation allowance was $29.5 compared to $24.8 at December 31, 2007. The entire change in the valuation was recorded as a charge to income tax provision.
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
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2008	2007
Deferred income tax assets:
Loss and credit carryforwards	$390.3	$398.1
Pension benefits	1.9	3.3
Other assets	52.1	15.3
Inventories and other	22.1	13.6
Valuation allowances	(29.5)	(24.8)

Total deferred income tax assets — net	436.9	405.5

Deferred income tax liabilities:
Property, plant, and equipment	(23.3)	(14.7)
VEBA	(16.2)	(50.8)
Other		(12.2)

Total deferred income tax liabilities	(39.5)	(77.7)

Net deferred income tax assets (liabilities)	$397.4 (1)	$327.8 (2)

(1)	Of the total net deferred income tax assets of $397.4, $84.1 was included in Prepaid expenses and other current assets and $313.3 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2008.

(2)	Of the total net deferred income tax assets of $327.8, $59.2 was included in Prepaid expenses and other current assets and $268.6 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2007.
     In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008, due to uncertainties surrounding the realization of some of the Company’s deferred tax assets including state NOLs sustained during the prior years and expiring tax benefits, the Company has a valuation allowance of $29.5 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of the valuation allowance will be recorded as a reduction of income tax expense pursuant to SFAS No.141R.
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The audit of the Company’s federal income tax return for the 2004 tax year was completed in April 2008. The results of the audit did not have a material effect on the Company’s financial condition or results of operations. The Canada Revenue Agency audited and issued assessment notices for 1998 through 2001 for which Notices of Objection have been filed. If the outcome of the Notice of Objection is in favor of the Company, an expected payment of approximately $7 will be paid in the third quarter of 2009, otherwise approximately $11.8 may be required to be paid. The 2002 to 2004 tax years are currently under audit by the Canada Revenue Agency. The Company does not expect the results of these examinations to have a material effect on its financial condition or results of operations. Certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
     No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiary at December 31, 2008. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.
     In accordance with the requirements of SOP 90-7, the Company adopted the provisions of FIN 48 on July 1, 2006. The Company had gross unrecognized tax benefits of $15.8 and $19.7 at December 31, 2008 and December 31, 2007, respectively. The change during the twelve months ended December 31, 2008 was primarily due to currency fluctuations and change in tax positions. The change during the year ended December 31, 2007 was primarily due to currency fluctuations and $3.0 of additional unrecognized tax benefits that were offset by net operating losses. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. The Company had $9.4 and $10.7 accrued at December 31, 2008 and December 31, 2007, respectively, for interest and penalties which were included in Long-term liabilities in the Consolidated Balance Sheets. Of the $9.4 of total interest and penalties at December 31, 2008, $5.2 is included in current liabilities in the Consolidated Balance Sheet. During the year ended December 31, 2008 and 2007, the Company recognized $(1.3) and $5.1 in interest and penalties, respectively. During the year ended December 31, 2008, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $5.2 currency translation adjustment that was recorded in Accumulated other comprehensive income (loss), of which $2.9 related to gross unrecognized tax benefits and $2.3 related to accrued interest and penalties. In 2007, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $3.8 currency translation adjustment that was recorded in Accumulated other comprehensive income, of which $2.7 related to gross unrecognized tax benefits and $1.1 related to accrued interest and penalties. During the year ended December 31, 2008, the Company also reduced unrecognized tax benefits and the related interest and penalties by $.8 and $1.0, respectively, relating to a Canadian pre-emergence exposure. In accordance with fresh start accounting, the Company recorded the amount in Additional capital rather than in income tax provision. The Company expects its gross unrecognized tax benefits to be reduced by $2.7 within the next twelve months.
     A reconciliation of changes in the gross unrecognized tax benefits is as follows:

	December 31, 2008	December 31, 2007
Gross unrecognized tax benefits at beginning of period	$19.7	$14.6
Gross increases for tax positions of prior years	1.9	2.5
Gross decreases for tax positions of prior years	(3.2)	—
Gross increases for tax positions of current years	0.3	.2
Settlements	—	(.3)
Foreign currency translation	(2.9)	2.7

Gross unrecognized tax benefits at end of period	$15.8 (1)	$19.7	(2)

(1)	Of the $15.8, $14.1 is recorded as a FIN 48 liability on the Consolidated Balance Sheets and $1.7 is offset by net operating losses and indirect tax benefits at December 31, 2008. If and when the $15.8 ultimately is recognized, $15.2 will go through the Company’s income tax provision and thus affect the effective tax rate in future periods.

(2)	Of the $19.7 at December 31, 2007, $15.8 is recorded as a FIN 48 liability on the Consolidated Balance Sheets in Long-term liabilities and $3.9 is offset by net operating losses and indirect tax benefits. If and when the $19.7 ultimately is recognized, $15.8 will go through the Company’s income tax provision and thus affecting the effective tax rate in future periods.

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
     Income tax matters of the Predecessor are discussed in Note 23.
10. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steelworkers and International Association of Machinists and certain other unions at six of our production facilities. This obligation came into existence in December 2006 for four of our production facilities upon the termination of four defined benefit plans. The arrangement for the other two locations came into existence during the first quarter of 2005. The Company currently estimates that contributions will range from $2 to $4 per year.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at these production facilities ranging from $800 to $2,400 per employee per year, depending on the employee’s age and/or service. This arrangement came into existence in December 2004 for two production facilities upon the termination of one defined benefit plan. The arrangement for the other three locations came into existence during December 2006. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	A defined benefit plan for our salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2008, approximately 53% of the plan assets are invested in equity securities, 40% of plan assets are invested in debt securities and the remaining plans assets are invested in short term securities. The Company’s investment committee reviews and evaluates the investments portfolio. The asset mix target allocation on the long term is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short term securities (see Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report for discussion on long tern rate of return assumption).

•	A defined contribution savings plan for salaried and non-bargaining unit hourly providing for a match of certain contributions made by employees plus a contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution. The Company currently estimates that contributions to such plans will range from $4 to $6 per year.

•	A non-qualified defined contribution plan for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations by the Bankruptcy Code.
     Postretirement Medical Obligations. As a part of the Company’s reorganization efforts, the Company’s postretirement medical plan was terminated in 2004. Participants were given the option of coverage under the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), with the Company’s filing of its plan of reorganization as the qualifying event, or participation in the applicable VEBA (the Union VEBA or the VEBA that provides benefits for certain other eligible retirees and their surviving spouse and eligible dependents (the “Salaried VEBA”)). Qualifying bargaining unit employees who did not, or were not eligible to, elect COBRA coverage are covered by the Union VEBA. The Salaried VEBA covers all other retirees including employees who retired prior to the 2004 termination of the prior plan or who retire with the required age and service requirements so long as their employment commenced prior to February 2002. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
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
     During the fourth quarter of 2007, the Union VEBA sold an additional 627,200 shares upon the Board of Directors’ approval. The 627,200 shares sold resulted in (i) an increase of $45.1 in VEBA assets at an approximate $72.03 weighted average per share price realized by the Union VEBA, (ii) a reduction of $15.1 in common stock owned by Union VEBA (at the $24.02 per share reorganization value), and (iii) the difference between the two amounts (approximately $25.2, net of income taxes of $4.9) was credited to Additional capital. After the sale, the Union VEBA owned approximately 24.2% of the outstanding common stock as of December 31, 2008.
     As of the date of filing of this Report, the Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution which, with respect to the Union VEBA terminates for periods beginning after December 31, 2012. The amount to be contributed to the VEBAs through 2012 is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable within 120 days following the end of fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements), whichever is earlier. At December 31, 2007, the Company had preliminarily determined that $8.8 was owed to the VEBAs under this arrangement which was recorded in Other accrued liabilities in the Company’s Consolidated Balance Sheets and a corresponding increase in Net assets in respect of VEBAs. In March 2008, $8.5 was paid to the VEBAs based on the final calculation of the amount owed under the agreement and the remaining $.3 of the accrual at the end of December 31, 2007 was released with a corresponding reduction in Net assets in respect of VEBAs. At December 31, 2008, the Company owed the VEBAs

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$4.9 under this arrangement which has been recorded in Other accrued liabilities in the Company’s Consolidated Balance Sheets and a corresponding increase in net assets in respect of the VEBAs.
     For accounting purposes, after discussions with the staff of the SEC, the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. While the Company’s only obligation to the VEBAs is to pay the annual variable contribution amount and the Company has no control over the plan assets, the Company nonetheless accounts for net periodic postretirement benefit costs in accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits other than Pensions and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s financial statements. Such information must be obtained from the Salaried VEBA and Union VEBA on a periodic basis. In general, as more fully described below, given the significance of the assets currently available and expected to be available to the VEBAs in the future and the current level of benefits, the cap does not impact the computation of the accumulated postretirement benefit obligation (“APBO”). However, should the benefit formulas being used by the VEBAs increase and/or if the assets were to substantially decrease, it is possible that existing assets may be insufficient alone to fund such benefits and that the benefits to be paid in future periods could be reduced to the amount of annual variable contributions reasonably expected to be paid by the Company in those years. Any such limitations would also have to consider any remaining amount of excess pre-emergence VEBA contributions made.
     Key assumptions made in computing the net obligation of each VEBA and in total at the December 31, 2008 and 2007 include:
     With respect to VEBA assets:
•	The 4,845,465 shares of the Company’s common stock held by the Union VEBA that were not transferable have been excluded from assets used to compute the net asset or liability of the Union VEBA, and will continue to be excluded until the restrictions lapse. Such shares are being accounted for similar to “treasury stock” in the interim (see Note 1).

•	At December 31, 2008 and 2007, neither VEBA held any unrestricted shares of the Company’s common stock.

•	Based on the information received from the VEBAs at December 31, 2008 and 2007, both the Salaried VEBA and Union VEBA assets were invested in various managed proprietary funds.

•	The Company assumed that the Salaried VEBA would achieve a long term rate of return of approximately 4.50% and 5.50% on its assets as of December 31, 2008 and 2007, respectively. The Company assumed that the Union VEBA would achieve a long term rate of return of approximately 5.00% and 5.50% on its assets as of December 31, 2008 and 2007, respectively. The long-term rate of return assumption is based on the Company’s expectation of the investment strategies to be utilized by the VEBAs’ trustees.

•	The annual variable payment obligation is being treated as a funding/contribution policy and not counted as a VEBA asset at December 31, 2008 for actuarial purposes. However, the amount owed under the funding obligation in relation to the results for the year ended December 31, 2008 has been accrued and is included within Other accrued liabilities and Net assets in respect of VEBAs.
     With respect to VEBA obligations:
•	The APBO for each VEBA has been computed based on the level of benefits being provided by each VEBA at December 31, 2008 and 2007.

•	The present value of APBO for each VEBA was computed using a discount rate of return of 6.00% at both December 31, 2008 and 2007.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Since the Salaried VEBA was paying a fixed annual amount to its constituents at both December 31, 2008 and 2007, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

•	For the Union VEBA, which is currently paying certain prescription drug benefits, an initial cost trend rate of 12% has been assumed and the trend rate is assumed to decline to 5% by 2013 at both December 31, 2008 and 2007. The trend rate used by the Company was based on information provided by the Union VEBA and industry data from the Company’s actuaries.
     The following recaps the net assets of each VEBA as of December 31, 2008 and 2007 (such information is also included in the tables required under US GAAP below which roll forward the assets and obligations):

	December 31, 2008			December 31, 2007
	Union VEBA	Salaried VEBA	Total	Union VEBA	Salaried VEBA	Total
APBO	$(250.5)	$(70.8)	$(321.3)	$(232.0)	$(62.7)	$(294.7)
Plan assets	306.7	56.8	363.5	353.6	76.0	429.6

Net asset (liability)	$56.2	$(14.0)	$42.2	$121.6	$13.3	$134.9

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
     Weighted-average assumptions used to determine benefit obligations as of December 31 and net periodic benefit cost (income) for the years ended December 31 are:

	Pension Benefits(1)			Medical/Life Benefits(2)
	2008	2007	2006	2008		2007	2006
				Union	Salaried
				VEBA	VEBA	VEBAs	VEBAs
Benefit obligations assumptions:
Discount rate	7.50%	5.60%	5.20%	6.00%	6.00%	6.00%	5.75%
Rate of compensation increase	3.30%	3.75%	3.00%	—	—	—	—

Net periodic benefit cost assumptions:
Discount rate	5.60%	5.20%	5.20%	6.00%	6.00%	5.75%	6.25%
Expected return on plan assets	5.50%	6.00%	6.00%	5.00%	4.50%	5.50%	5.50%
Rate of compensation increase	3.75%	3.00%	3.00%	—	—	—	—

(1)	Pension Benefits for 2008, 2007 and 2006 primarily represent the defined benefit plan of the Canadian facility.

(2)	Medical /Life Benefits percentages for 2008, 2007 and 2006 relate to the VEBAs.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Benefit Obligations and Funded Status — The following table presents the benefit obligations and funded status of the Company’s pension and other postretirement benefit plans as of December 31, 2008 and 2007, and the corresponding amounts that are included in the Company’s Consolidated Balance Sheets.

	Pension Benefits		Medical/Life Benefits
	2008	2007	2008	2007
Change in Benefit Obligation:
Obligation at beginning of year	$4.9	$4.0	$294.7	$278.1
Foreign currency translation adjustment	(.9)	.8	—	—
Service cost	.2	.2	1.7	1.4
Interest cost	.2	.2	17.1	15.5
Plan amendments relating to Salaried VEBA	—	—	8.8	9.2
Actuarial (gain) loss	(1.1)	—	18.0	7.2
Benefits paid — Successor plans	(.3)	(.3)	—	—
Reimbursement from Retiree Drug Subsidy(1)	—	—	2.0	3.3
Benefits paid by VEBA	—	—	(21.0)	(20.0)

Obligation at end of year	3.0	4.9	321.3	294.7

Change in Plan Assets:
FMV of plan assets at beginning of year	4.4	3.6	429.6	318.8
Foreign currency translation adjustment	(.7)	.7	—	—
Actual return on assets	(.6)	.1	(51.7)	25.8
Employer contributions(2)	.3	.3	4.6	101.7
Reimbursement from Retiree Drug Subsidy(1)	—	—	2.0	3.3
Benefits paid	(.3)	(.3)	(21.0)	(20.0)

FMV of plan assets at end of year	3.1	4.4	363.5	429.6

Accrued liability/(Prepaid benefit)(3)	$(.1)	$.5	$(42.2)	$(134.9)

(1)	In January 2005, the Department of Health and Human Services’ Centers for Medicare and Medicaid Services (CMS) released final regulations governing the Medicare prescription drug benefit and other key elements of the Medicare Modernization Act that went into effect January 1, 2006. The Union VEBA is eligible for the Retiree Drug Subsidy because the plan meets the definition of actuarial equivalence and therefore qualifies for federal subsidies equal to 28% of allowable drug costs. As a result, the Company has measured its obligations and costs to take into account this subsidy.

(2)	Employer contributions to Medical/Life benefit plans in 2008 consist of $4.9 accrued VEBA contribution at December 31, 2008 in respect to the annual variable cash contribution which will be paid in the first quarter of 2009 and $.3 of reversal in the 2008 annual VEBA contribution accrual. Employer contributions to Medical/Life benefit plans in 2007 consist of $92.8 related to the release of transfer restrictions and subsequent sale of 1,446,480 shares of the Company’s common stock held by the Union VEBA plus the preliminary $8.8 accrued VEBA contribution at December 31, 2007 in respect to the annual variable cash contribution which will be paid in the first quarter of 2008. Of the $8.8, $8.5 was subsequently paid to the VEBAs in the first quarter of 2008.

(3)	Accrued liability/(Prepaid benefit) for the defined benefit pension plan at December 31, 2008 and 2007 were included in Non-current asset and Long-term liabilities on the Consolidated Balance Sheets, respectively. Of the $(42.2) prepaid benefit relating to the VEBAs at December 31, 2008, $(56.2) was included in Net Assets in respect of the VEBAs and $14.0 was included in Net liabilities in respect of VEBA on the Consolidated Balance Sheets. All of the $(134.9) prepaid benefit relating to the VEBAs at December 31, 2007 were included in Net assets in respect of the VEBAs on the Consolidated Balance Sheets.
     The accumulated benefit obligation for all defined benefit pension plans (other than the Terminated Plans, as defined in Note 24) was $2.7 and $4.1 at December 31, 2008 and 2007, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2008, the net benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

		Benefit Payments Due by Period
						2014 -
	2009	2010	2011	2012	2013	2018
Pension plan	$.4	$.2	$.2	$.2	$.3	$1.7
Gross VEBAs benefit payment	23.8	24.6	25.2	25.8	26.1	131.5
Anticipated Retiree Drug Subsidy	(3.2)	(3.4)	(3.6)	(3.8)	(3.9)	(20.4)

Total net benefits	$21.0	$21.4	$21.8	$22.2	$22.5	$112.8

     The amount of loss which is recognized in the balance sheet (in Accumulated other comprehensive income (loss)) associated with the Company’s defined benefit pension plan as of December 31, 2008 was $.3, of which $.7 was related to net actuarial loss and $(.4) was related to net transition asset. The amount of loss which is recognized in the balance sheet (in Accumulated other comprehensive income (loss)) associated with the Company’s VEBAs that have not been recognized in earnings as of December 31, 2008 was $99.8, of which $17.2 was related to prior service cost and $82.6 was related to net loss.
     The portion of the pension plan not recognized in earnings at December 31, 2008 that is expected to be recognized in earnings in 2009 as net transition asset and net loss is $.1. The portion of the VEBAs not recognized in earnings at December 31, 2008 that is expected to be recognized in earnings in 2009 is $5.4, of which $1.6 is related to amortization of prior service costs and $3.8 is related to amortization of net loss.
     Components of Net Periodic Benefit Cost (Income) — The following table presents the components of net periodic benefit cost (income) for the years ended December 31, 2008, 2007 and 2006:

	Pension Benefits			Medical/Life Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$.2	$.2	$1.1	$1.7	$1.4	$.6
Interest cost	.2	.2	1.6	17.1	15.5	7.9
Expected return on plan assets	(.2)	(.2)	(1.7)	(20.6)	(19.5)	(7.9)
Amortization of transition asset (1)	—	—	—	—	—	—
Amortization of prior service cost (2)	—	—	—	.8	—	—
Amortization of net loss	.1	—	.3	.4	—	—

Net periodic benefit costs	.3	.2	1.3	(.6)	(2.6)	.6
Defined contribution plans	11.1	9.9	8.1	—	—	—

	$11.4	$10.1	$9.4	$(.6)	$(2.6)	$.6

(1)	There were an immaterial amount of transition asset amortization relating to the pension plan(s) for years ended December 31, 2008, 2007 and 2006.

(2)	The Company amortizes prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
     The above table excludes pension plan curtailment and settlement costs of zero, $.2 and $6.3 in 2008, 2007 and 2006, respectively.
     The periodic pension costs associated with the Terminated Plans were zero, zero, and $1.1 for the years ended December 31, 2008, 2007, and 2006.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Components of Net Periodic Benefit Cost (Income) and Cash Flow and Charges — The following tables present the components of net periodic pension benefits cost for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
VEBA:
Service cost	$1.7	$1.4	$.6	$—
Interest cost	17.1	15.5	7.9	—
Expected return on plan assets	(20.6)	(19.5)	(7.9)	—
Amortization of prior service cost	.8	—	—	—
Amortization of net loss	.4	—	—	—

	(.6)	(2.6)	.6	—
Defined benefit pension plans	.3	.2	.5	.8
Defined contributions plans	11.1	9.9	4.0	4.1
Retroactive impact of defined contribution plans adoption included in Other operating charges, net	—	—	.4	—

	$10.8	$7.5	$5.5	$4.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following tables present the allocation of these charges (income):

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Fabricated Products segment	$10.1	$9.3	$4.9	$4.5
Corporate segment	.7	(1.8)	.2	.4
Other operating charges, net (Note 14)	—	—	.4	—

	$10.8	$7.5	$5.5	$4.9

     For all periods presented, the net periodic benefits relating to the VEBAs are included as a component of Selling, administrative, research and development and general expense within the Corporate segment and substantially all of the Fabricated Products segment’s related charges are in Cost of products sold with the balance in Selling, administrative, research and development and general expense.
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
     The Successor also paid benefits applicable to the Predecessor (see Note 11).
     Employee benefit and incentive plans of the Predecessor are discussed in Note 24.
11. Employee Incentive Plans
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for the twelve months ended December 31, 2008, 2007 and for the period from July 1, 2006 through December 31, 2006 were as follows:

			July 1, 2006 to
			December 31,
	2008	2007	2006
Service-based vested and non-vested common shares and restricted stock units	$9.6	$8.9	$4.0
Performance shares	.2	—	—
Service-based stock options	.3	.2	—

Total compensation charge	$10.1	$9.1	$4.0

     The total charges for all periods were included in Selling, administrative, research and development and general expense. The total income tax benefit recognized in the income statement for share-based compensation arrangements were $3.8, $3.4, and $1.5 for 2008, 2007 and 2006, respectively.
     At December 31, 2008, 1,469,837 common shares were available for additional awards under the Equity Incentive Plan.
     Non-vested Common Shares, Restricted Stock Units and Performance Shares — The Company grants non-vested common shares to its non-employee directors, executives officers and other key employees. The non-vested common shares granted to non-employee directors are generally subject to a one year vesting requirement. The non-vested common shares granted to executive officers are generally subject to a three year cliff vesting requirement. The non-vested common shares granted to other key employees are generally subject to a three year graded vesting requirement. In addition to non-vested common shares, the Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. The restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. The fair value of the non-vested common shares and restricted stock units are based on the grant date market value of the common shares and is amortized over the vesting period on a ratable basis, after assuming an estimated forfeiture rate. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares are also based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense.
     In March 2008, the Company began granting performance based shares. The performance shares are subject to performance requirements pertaining to the Company’s average annual EVA measured over a three year performance period, 2008 through 2010. EVA is a measure of the Company’s pretax operating income for a particular year over a pre-determined percentage of net assets of the immediately preceding year, as defined in the 2008 — 2010 LTI Program. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares in 2011 will depend on the average annual EVA achieved during the three year performance period. The Company accounts for these awards at fair value in accordance with SFAS No. 123R. The total fair value to be recognized as compensation expense has been estimated based on the most probable outcome of the performance condition which is evaluated quarterly using the Company’s plan and actual results. The total fair value, based on the Company’s best estimate as of December 31, 2008, after assuming an estimated forfeiture rate, is being amortized to expense over the requisite service period of three years on a ratable basis.
     The fair value of the non-vested common shares and restricted stock units is determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the year ended December 31, 2008 are as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighed-
		Average		Average
		Grant-Date		Grant- Date
	Shares	Fair Value	Units	Fair Value
Non-vested shares and restricted stock units at January 1, 2008	549,071	$46.36	3,727	$68.09
Granted	52,551	71.79	2,702	33.34
Vested	(37,957)	52.51	(1,652)	66.57
Forfeited	(9,953)	77.46	(1,808)	70.16

Non-vested shares and restricted stock units at December 31, 2008	553,712	$47.79	2,969	$36.05

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the activity with respect to the performance shares for the year ended December 31, 2008 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at January 1, 2008	—	$—
Granted	101,586	74.45
Vested	(288)	74.82
Forfeited	(11,347)	74.82

Outstanding at December 31, 2008	89,951	$74.40

     Total fair value of shares that vested during the year ended December 31, 2007 was $1.4. There was no vesting during 2006. The total fair value for shares granted during 2007 and 2006 are $5.0 and $22.3, respectively.
     Under the Equity Incentive Plan, the Company had allowed participants to elect to have the Company withhold common shares to satisfy statutory tax withholding obligations arising in connection with non-vested shares, restricted stock units, stock options, and performance shares. When the Company withholds the shares, it is required to remit to the appropriate taxing authorities the fair value of the shares withheld and such shares are cancelled immediately. During the year ended December 31, 2008, 11,423 of such common shares were cancelled as a result of statutory tax withholding. As a result of an amendment to the Revolving Credit Facility in January 9, 2009, the Company can no longer purchase its common shares, and accordingly, can no longer allow participants to satisfy statutory tax withholding in this manner.
     As of December 31, 2008, there was $7.0 of unrecognized compensation cost related to the non-vested common shares and restricted stock units and $.5 of unrecognized compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 1.2 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.2 years.
     Stock Options — As of December 31, 2008, the Company had 22,077 outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 and have a contractual life of ten years. The options vested one-third on April 3, 2008 and will vest one third on each of the second and third anniversary of the grant date. The weighted-average fair value of the options granted was $39.90. No new options were granted during the year ended December 31, 2008.
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
     Prior to April 3, 2007, the Company had no outstanding options to purchase common shares. A summary of the Company’s stock option activity for the year ended December 31, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (In years)	Value
				(In millions)
Outstanding at January 1, 2008	25,137	$80.01
Grants	—	—
Forfeited	(3,060)	—
Exercise	—	—

Outstanding at December 31, 2008	22,077	$80.01	8.25	$—

Fully vested and expected to vest at December 31, 2008 (assuming a 5% forfeiture rate)	21,341	$80.01	8.25	$—

Exercisable at December 31, 2008	7,356	$80.01	8.25	$—

     At December 31, 2008, there was $.3 of unrecognized compensation costs related to stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Cash and other Compensation.
•	A short term incentive compensation plan for salaried employees, payable in cash, which is based primarily on earnings, adjusted for certain safety and performance factors. Most of the Company’s locations also have similar programs for hourly employees. During 2008, 2007 and 2006, the Company recorded charges of $9.0, $12.0 and $7.9, respectively, related to the salaried employees’ short term incentive compensation plans. Of the total charges in 2008, 2007 and 2006, $2.9, $3.1 and $2.9, respectively, were included in Cost of products sold and $6.1, $8.9 and $5.0, respectively, were included in Selling, administrative, research and development and general.

•	The employment agreement between the Company and its chief executive officer remains effective. Additionally, other members of management continue to retain certain pre-emergence contractual arrangements. In particular, the terms of the change in control agreements survive after the Effective Date for a period ending two years following a change in control, unless superseded by another agreement (see Note 24). The severance plan for certain members of management terminated in July 2007. These members of management are now subject to the Company’s severance plan for salaried employees.
12. Commitments and Contingencies
     Commitments. The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 13), letters of credit (see Note 8), and guarantees. The Company and its subsidiaries also have agreements to supply alumina to and to purchase aluminum from Anglesey (see Note 4).
     On August 29, 2008, the Company entered into a lease in Kalamazoo, Michigan. Minimum rental commitments under operating leases at December 31, 2008, are as follows: years ending December 31, 2009 — $5.6; 2010 — $4.1; 2011 — $2.7, 2012 — $2.3 and 2013 and thereafter — $37.1. Rental expenses, after excluding rental expenses of discontinued operations, were $6.3, $5.0 and $4.0 for the years ended December 31, 2008, 2007 and 2006, respectively.
     Environmental Contingencies. The Company and its subsidiaries are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims based upon such laws and regulations.
     A substantial portion of the Company’s pre-emergence obligations, primarily in respect of non-owned locations, was resolved by the chapter 11 proceedings (see Note 25). The remaining environmental accruals are primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for 2008 and 2007 and for the period from July 1, 2006 through December 31, 2006 (see Note 25 for a table that presents the changes in the environmental accruals for the period from January 1, 2006 to July 1, 2006).

			July 1, 2006
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2006
Beginning balance	$7.7	$8.4	$10.4
Additional accruals	5.1	1.1	.7
Less expenditures	(3.2)	(1.8)	(2.7)

Ending balance	$9.6	$7.7	$8.4

     These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken and are calculated on an undiscounted basis. In the ordinary course, the Company expects that these remediation actions will be taken over the next several years and estimates

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that expenditures to be charged to these environmental accruals will be approximately $3.3 in 2009, $1.6 in 2010, $2.7 in 2011, $1.4 in 2012 and $.6 in 2013 and thereafter.
As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $14.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.
     Other Contingencies. The Company and its subsidiaries are party to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with its past and current operations. The Company evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes to be without merit. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Quarterly, in addition to reviews and adjustments made as required by changes in facts and circumstances, the Company reviews and adjusts these reserves to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material adverse impact on its consolidated financial position, operating results, or liquidity.
     Commitment and contingencies of the Predecessor are discussed in Note 25.
13. Derivative Financial Instruments and Related Hedging Programs
     In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company has historically entered into derivative transactions from time to time to limit its economic (i.e, cash) exposure resulting from (1) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments for equipment purchases and with respect to its foreign subsidiaries and affiliate. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities (excluding the impact of mark-to-market fluctuations on those contracts discussed below) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash gains and losses may be recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation. From time to time, the Company may modify the terms of the derivative contracts based on operational needs.
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
     The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period from January 1, 2006 to July 1, 2006 that contained fixed price terms were (in millions of pounds) 228.3, 239.1, 96.0 and 103.9, respectively.
     During the last three years, the volume of fabricated products shipments with underlying primary aluminum price risk was at least as much as the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company considered its access to Anglesey production overall to be a “natural” hedge against fabricated products firm metal-price risks. However, since the volume of fabricated products shipped under firm prices may not match up on a month-to-month basis with expected Anglesey-related primary aluminum shipments and to the extent that firm price contracts from the Company’s Fabricated Products segment exceed the Anglesey related primary aluminum shipments, the Company used third party hedging instruments to eliminate any net remaining primary aluminum price exposure existing at any time.
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating below its maximum capacity throughout the majority of the third and fourth quarter and returned to maximum production in December. Anglesey has property damage and business interruption insurance policies in place and expects to recover (net of applicable deductibles) the incremental costs and any loss of margin (assuming production that will be lost due to the outage sold at primary aluminum prices that would have been applicable on such volume) due to business interruption through its insurance coverage. The Company expected to recover, through its equity income in Anglesey, amounts that preserve the “natural” hedge for its firm price Fabricated Products contracts. Accordingly, the Company did not adjust third party hedging volume for the lower production rate of Anglesey in the latter half of 2008. However, as a result of the expected curtailment of Anglesey’s production (Note 4), the “natural hedge” against primary aluminum price fluctuations created by the Company’s participation in the primary aluminum market would be eliminated. Accordingly, the Company deemed it appropriate to increase hedging activity to limit exposure to such price risks, which may have an adverse effect on our financial position, results of operations and cash flows.
     At December 31, 2008, the fabricated products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the 2009 through 2012 totaling approximately (in millions of pounds): 2009 — 142.2, 2010 — 89.7, 2011 — 76.6 and 2012 — 13.4.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the Company’s material derivative positions at December 31, 2008:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value
Aluminum —
Option purchase contracts	7/09 through 12/11	279.8	$11.4
Fixed priced purchase contracts	1/09 through 12/12	380.7	$(78.9)
Fixed priced sales contracts	1/09 through 12/11	109.3	$29.6
Regional premium swap contracts (a)	1/09 through 12/12	238.1	$(1.1)

		Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm)	Value
Pounds Sterling —
Fixed priced purchase contracts	1/09 through 9/09	£40.6	$(14.4)
Euro Dollars —
Fixed priced purchase contracts	1/09 through 3/10	€ 8.4	$(.9)
Krona —
Fixed priced purchase contracts	1/09 through 9/09	Kr 25.0	$(.4)

Notional
		Amount of	Carrying/
		Contracts	Market
Energy	Period	(mmbtu)	Value
Natural gas —
Fixed priced purchase contracts (b)	1/09 through 12/09	2,550,000	$(4.9)

(a)	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

(b)	As of December 31, 2008, our exposure to increases in natural gas prices had been substantially limited for approximately 85% of natural gas purchases for January 2009 through March 2009, approximately 54% of natural gas purchases for April 2009 through June 2009, approximately 48% of natural gas purchases for July 2009 through September 2009 and approximately 43% of natural gas purchases for October 2009 through December 2009.
     As more fully discussed in Note 1, the Company reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). The realized and unrealized gains (losses) for 2008, 2007, the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 through July 1, 2006 were as follows:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Realized gains (losses)	$10.5	$(3.6)	$(4.6)	$1.6
Unrealized gains (losses)	(87.1)	9.7	9.0	6.1
     Both realized and unrealized gains (losses) on derivative instruments are included in Cost of products sold, excluding depreciation, for all periods presented.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Other Operating (Benefits) Charges, Net
     The (income) loss impact associated with other operating (benefits) charges, net, was as follows:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Reimbursement of amounts paid in connection with sale of Company’s interests in and related to QAL-Corporate:
AMT (Note 9)	$—	$(7.2)	$—	$—
Professional fees	—	(1.1)	—	—
Bad debt recoveries relating to pre-emergence write-offs — Corporate	(1.6)	—	—	—
Pension benefit related to terminated pension plans — Corporate (1)	—	—	(4.2)	—
Resolution of a “pre-emergence” contingency — Corporate (2)	—	—	(3.0)	—
Pension Benefit Guaranty Corporation (“PBGC”) settlement — Corporate(3)	—	(1.3)	—	—
Non-cash benefit resulting from settlement of a $5 claim by the purchaser of the Gramercy, Louisiana alumina refinery and Kaiser Jamaica Bauxite Company for payment of $.1 — Corporate	—	(4.9)	—	—
Resolution of contingencies relating to sale of property prior to emergence — Corporate(4)	—	(1.6)	—	—
Post emergence Chapter 11 — related items — Corporate(5)	.2	2.6	4.5	—
Charges associated with retroactive portion of contributions to defined contribution plans upon termination of defined benefit plans(6) (Note 10) — Fabricated Products	—	—	.4	—
Other	—	(.1)	.1	.9

	$(1.4)	$(13.6)	$(2.2)	$.9

(1)	This represents a non-cash benefit related to the termination of the Company’s pension plans in the period from July 1, 2006 through December 31, 2006.

(2)	This represents a non-cash benefit relating to the resolution of a pre-emergence contingency with the PBGC in the period from July 1, 2006 through December 31, 2006.

(3)	The PBGC proceeds consist of a payment related to a settlement agreement entered into with the PBGC in connection with the Company’s chapter 11 reorganization.

(4)	During 2007, certain contingencies related to the sale of the Predecessor’s interest in a smelter in Tacoma, Washington were resolved with the buyer. As a result, approximately $1.6 of the sale proceeds which had been placed into escrow at the time of sale were released to the Company. At the Effective Date, no value had been ascribed to the funds in escrow as they were deemed to be contingent assets at that time.

(5)	Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to the Company’s reorganization and chapter 11 bankruptcy proceedings.

(6)	Amount in 2006 represents a one time contribution related to the retroactive implementation of the hourly defined benefit plans (Note 10).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Earnings Per Share
     Basic and diluted earnings per share for the years ended December 31, 2008 and 2007, the period from July 1, 2006 through December 31, 2006, and the period from January 1, 2006 to July 1, 2006 were calculated as follows:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31, 2008	December 31, 2007	December 31, 2006	to July 1, 2006
Numerator:
Net Income (Loss) from continuing operations	$(68.5)	$101.0	$26.2	$3,136.9
Income from discontinued operations	—	—	—	4.3

Net income (Loss)	$(68.5)	$101.0	$26.2	$3,141.2

Denominator:
Weighted average common shares outstanding (in thousands)	19,980	20,014	20,003	79,672
Effect of dilutive securities:
Non-vested common shares and restricted stock units(in thousands)	—	294	86	—

Weighted average common shares outstanding, assuming full dilution(in thousands)	19,980	20,308	20,089	79,672

Earnings per share — Basic:
Net Income (Loss) from continuing operations	$(3.43)	$5.05	$1.31	$39.37
Income from discontinued operations	—	—	—	.05

Net income (Loss)	$(3.43)	$5.05	$1.31	$39.42

Earnings per share — Diluted:
Net Income (Loss) from continuing operations	$(3.43)	$4.97	$1.30	$39.37
Income from discontinued operations	—	—	—	.05

Net income (Loss)	$(3.43)	$4.97	$1.30	$39.42

     Options to purchase 22,077 common shares at an average exercise price of $80.01 were outstanding at December 31, 2008. At December 31, 2008 and 2007, 646,632 and 552,798, of non-vested common shares, restricted stock units and performance shares were outstanding, respectively. Diluted income per share reflects the potential dilutive effect of options to purchase common shares and non-vested common shares, restricted stock units and performance shares using the treasury stock method.
     The following were excluded from the weighted-average diluted shares computation for 2008, 2007 and the period from July 1, 2006 through December 31, 2006 as their inclusion would have been anti-dilutive:

			July 1, 2006
			through
	Year Ended December 31,		December 31,
	2008	2007	2006
Options to purchase common shares	22,077	25,137	—
Non-vested common shares and restricted stock units	556,681	257,996	439,732

Total excluded	578,758	283,133	439,732

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The performance shares were contingently issuable based on the Company’s performance over a three year period ending December 31, 2010. As of December 31, 2008, the contingency was met to issue 32,199 performance shares. However, these shares were excluded from the weighted-average diluted shares computation for the year ended December 31, 2008 as their inclusion would have been anti-dilutive. Also excluded from the weighted-average diluted shares computation for the year ended December 31, 2008 were 89,951 performance shares because these performance shares were not considered issuable as the contingency was not met as of December 31, 2008.
     During the year ended December 31, 2008, the Company paid a total of approximately $17.2, or $.84 per common share, in cash dividends to stockholders, and in dividend equivalents to the holders of restricted stock, the holders of restricted stock units and the holders of performance shares with respect to one half of the performance shares.
     In June 2008, the Company’s Board of Directors authorized the repurchase of up to $75 of the Company’s common shares, with repurchase transactions to occur in open market and privately negotiated transactions at such times and prices as deemed appropriate by management, and to be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and cash flows. Repurchases were not authorized to commence until after July 6, 2008. The Company repurchased 572,706 shares of common stock at a weighted-average price of $49.05 per share during the third quarter of 2008. The total cost of $28.1 is shown on the Consolidated Balance Sheets as Treasury stock. As of December 31, 2008, $46.9 remained available for repurchase under the existing repurchase authorization. The Company is currently prohibited from share repurchases as a result of the amendment to the Company’s Revolving Credit Facility (see Note 8).
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
     The Company’s continuing operations are organized and managed by product type and include two operating segments of the aluminum industry and the corporate segment. The aluminum industry segments include: Fabricated Products and Primary Aluminum. The Fabricated Products segment, which represents an aggregation if the Company’s manufacturing locations, sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including for automotive, aerospace and general engineering end-use applications. The Primary Aluminum segment produces commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices and conducts hedging activities in respect of the Company’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 1. Segment results are evaluated internally by the chief operating decision maker (the Company’s chief executive officer) before any allocation of corporate overhead and without any charge for income taxes, interest expense or Other operating charges, net.
     Financial information by operating segment, excluding discontinued operations, at and for the years ended December 31, 2008 and 2007, the periods from July 1, 2006 through December 31, 2006, and from January 1, 2006 to July 1, 2006 are as follows:

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Net Sales:
Fabricated Products	$1,336.8	$1,298.3	$567.2	$590.9
Primary Aluminum	171.4	206.2	100.3	98.9

	$1,508.2	$1,504.5	$667.5	$689.8

Equity in income of unconsolidated affiliate:
Primary Aluminum	$(1.5)	$33.4	$18.3	$11.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Segment Operating Income (Loss):
Fabricated Products(1)	$53.5	$169.0	$60.8	$61.2
Primary Aluminum(2)	(99.7)	46.5	10.8	12.4
Corporate and Other	(46.2)	(47.1)	(25.5)	(20.3)
Other Operating Benefits (Charges), Net — Note 14	1.4	13.6	2.2	(.9)

	$(91.0)	$182.0	$48.3	$52.4
Interest expense	(1.0)	(4.3)	(1.1)	(.8)
Reorganization items	—	—	—	3,090.3
Other income (expense), net	.7	4.7	2.7	1.2

(Loss) income before income taxes	$(91.3)	$182.4	$49.9	$3,143.1

(1)	Operating results for 2008 and 2007 included LIFO inventory benefit of $7.5 and $14.0, respectively. Operating results for the period from July 1, 2006 through December 31, 2006 and the period from January 1, 2006 to July 1, 2006 include LIFO inventory charges of $3.3 and $21.7, respectively. Also included in the operating results for 2008 was lower of cost or market inventory write-down of $65.5.

(2)	Operating results for 2008 included an impairment charge of $37.8 relating to the Company’s investment in Anglesey.

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Depreciation and amortization
Fabricated Products	$14.6	$11.8	$5.2	$9.7
Primary Aluminum	—	—	—	—
Corporate and Other	.1	.1	.3	.1

	$14.7	$11.9	$5.5	$9.8

Capital expenditures, net of accounts payable:
Fabricated Products	$93.2	$61.7	$29.7	$27.2
Corporate and Other	—	.1	.3	.9

	$93.2	$61.8	$30.0	$28.1

	December 31,	December 31,
	2008	2007
Investments in and advances to unconsolidated affiliate:
Primary Aluminum	$—	$41.3

Segment assets:
Fabricated Products	$498.8	$486.3
Primary Aluminum(1)	99.9	99.1
Corporate and Other(2)	546.7	579.8

	$1,145.4	$1,165.2

(1)	Primary Aluminum includes the Company’s 49% interest in Anglesey and the Company’s derivative assets.

(2)	Corporate and Other includes all of the Company’s cash and cash equivalents, net assets in respect of VEBAs and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Year Ended December 31, 2006
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Income taxes paid:
Fabricated Products —
United States	$1.2	$.8	$—	$.2
Canada	5.2	2.6	.7	1.0

	$6.4	$3.4	$.7	$1.2

     Geographical information for net sales, based on country of origin, and long-lived assets follows:

			Year Ended December 31,
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Net sales to unaffiliated customers:
Fabricated Products —
United States	$1,242.9	$1,197.0	$517.0	$532.8
Canada	93.9	101.3	50.2	58.1

	1,336.8	1,298.3	567.2	590.9

Primary Aluminum —
United States	—	—	—	—
United Kingdom	171.4	206.2	100.3	98.9

	171.4	206.2	100.3	98.9

	$1,508.2	$1,504.5	$667.5	$689.8

	December 31,	December 31,
	2008	2007
Long-lived assets:(1)
Fabricated Products —
United States	$282.0	$208.3
Canada	10.6	10.3

	292.6	218.6

Primary Aluminum —
United Kingdom	—	41.3
Corporate and Other —
United States	4.1	4.1

	$296.7	$264.0

(1)	Long-lived assets include Property, plant, and equipment, net and Investments in and advances to unconsolidated affiliates.
     The aggregate foreign currency transaction gains (losses) included in determining net income was immaterial for the years ended December 31, 2008 and 2007 and the periods from July 1, 2006 through December 31, 2006 and from January 1, 2006 to July 1, 2006. Sales to the Company’s largest fabricated products customer accounted for sales of approximately 18%, 15% and 18% of total revenue in 2008, 2007 and 2006, respectively. The loss of the customer would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationship between the customer and the Company is good and the risk of loss of the customer is remote. Export sales were less than 10% of total revenue during the years ended December 31, 2008, 2007 and 2006.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Restructuring costs and other charges
     In December 2008, the Company announced plans to close operations at its Tulsa, Oklahoma extrusion facility and significantly reduce operations at its Bellwood, Virginia facility. The Tulsa and Bellwood facilities primarily produce extruded seamless tube and rod and bar products sold principally to service centers for general engineering applications. The operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. As a result of the restructure, the Company incurred restructuring costs and other charges of $8.8. These costs consisted primarily of one-time severance costs and benefits of $4.5 relating to involuntary employee terminations and $4.3 related to asset impairment. The Company expects to complete these actions by early 2009 and expects to incur additional charges relating to other facility related costs. All restructuring costs and other charges were incurred and recorded in the Company’s Fabricated Products segment.
     The following table summarizes the Company’s restructuring activities in 2008:

	Employee	Facility
	Termination	related
	Costs	costs	Total
Restructuring obligations at December 31, 2007	$—	$—	$—
Restructuring costs and other charges (excluding asset impairment)	4.5	—	4.5
Cash payment	—	—	—

Restructuring obligations at December 31, 2008	$4.5	$—	$4.5

18. Supplemental cash flow information

			Year Ended December 31,
			July 1, 2006	Predecessor
	Year Ended	Year Ended	through	January 1, 2006
	December 31,	December 31,	December 31,	to
	2008	2007	2006	July 1, 2006
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.3, $3.1, $1.6, and $1.0, respectively	$.6	$3.1	$.2	$—

Income taxes paid	$6.4	$3.4	$.7	$1.2

Supplemental disclosure of non-cash transactions:
Removal of transfer restrictions on common stock owned by Union VEBA (Note 10)	$—	$92.8	$—	$—

Dividend declared and unpaid	$—	$3.7	$—	$—

Recognition of deferred income tax assets and liabilities due to release of valuation allowance through equity	$—	$343.0	$—	$—

19. Subsequent events
     On January 9, 2009, the Company and certain subsidiaries of the Company entered into an amendment to the Revolving Credit Facility pursuant to which the lenders agreed to permit the Company, among other things, to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
declare and pay dividends ratably with respect to its common shares in an aggregate amount not to exceed $25 during any fiscal year, provided that no such dividend may be paid unless at the time of such payment and after giving effect thereto, (i) no default is continuing or would result therefrom and (ii) the borrowing availability under the Revolving Credit Facility is at least $100. As part of the amendment, the Company agreed to, among other things, an increase of the non-use commitment fee rate from 0.20% to 0.50% and an increase of the applicable interest rate margin. Borrowings under the Revolving Credit Facility bear interest at a rate equal to a base rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The amendment increases the specific variable percentages. The amendment also prohibits the Company from repurchasing shares. Prior to the amendment, the Company was permitted to declare and pay dividends and make other distributions and payments relating to its capital stock, including payment for the repurchase of shares, only upon satisfaction of certain conditions relating to the net income of the Company and certain of its subsidiaries and the net proceeds from the sale or issuance by the Company of its equity interest. The Revolving Credit Facility continues to place restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, sell assets, undertake transactions with affiliates and enter into unrelated lines of business.
     In January 2009, subsequent to the amendment discussed above, the Company’s Board of Director declared another quarterly cash dividend of $0.24 per common share, or $4.8, to stockholders of record at the close of business on January 26, 2009, which was paid on February 13, 2009.
     During January 2009, the LME transaction price per pound of primary aluminum continued to decline. On January 30, 2009, the LME transaction price per pound of primary aluminum was $0.59. Based on the inventory level at December 31, 2008, this would have resulted in a further lower of cost or market write down of $8.3 in addition to the $65.5 inventory write-down already reflected in the 2008 results.
PREDECESSOR
20. Summary of Significant Accounting Policies
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
21. Reorganization Proceedings
     Background. The Company and 25 of its subsidiaries filed separate voluntary petitions in the Bankruptcy Court for reorganization under chapter 11 of the Bankruptcy Code; the Company and 16 of its subsidiaries (the “Original Debtors”) filed in the first quarter of 2002 and nine additional subsidiaries (the “Additional Debtors”) filed in the first quarter of 2003. The Company and its subsidiaries continued to manage their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court. The Original Debtors and the Additional Debtors are collectively referred to herein as the “Debtors”. For purposes of this Report, the term “Filing Date” means with respect to any Debtor, the date such Debtor filed its chapter 11 proceeding.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	the rights with respect to proceeds associated with personal injury-related insurance recoveries that were reflected on the Company’s financial statements at June 30, 2006 as a receivable having a value of $963.3 (see Note 25);

•	$13.0 in cash, less approximately $.3 advanced prior to the Effective Date, which was paid on the Effective Date;

•	the stock of a subsidiary whose primary assets was approximately 145 acres of real estate located in Louisiana and the rights as lessor under a lease agreement for such real property that produces modest rental income; and

•	75% of a pre-petition general unsecured claim against one of the Company’s subsidiaries in the amount of $1.1 billion entitling certain of the PI Trusts to a share of the 4,460,000 shares of common stock distributed to unsecured claimholders.
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
     When the Liquidating Plans became effective, substantially all amounts due between the Debtors and the creditors of the Liquidating Subsidiaries were to be paid to (or received by) the Company from/to the creditors of the Liquidating Subsidiaries pursuant to the Intercompany Settlement Agreement that became effective in February 2005 (the “Intercompany Agreement”), other than certain payments of alternative minimum tax paid by the Company. The Company received $7.2 that was ultimately determined to be due from two of the Liquidating Subsidiaries under a Liquidating Plan during the first half of 2007 in connection with the completion of its 2005 tax return (see Note 9). The Intercompany Agreement also resolved substantially all pre- and post-petition intercompany claims among the Debtors.
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

	Year Ended December 31, 2006
	July 1, 2006	Predecessor
	through	January 1, 2006
	December 31,	to
	2006	July 1, 2006
Gain on plan implementation and fresh start	$—	$(3,110.3)
Professional fees	—	21.2
Interest income	—	(1.4)
Assigned intercompany claims for benefit of certain creditors	—	—
Other	—	.2

	$—	$(3,090.3)

     The Company continued to incur legal and certain other costs related to the emergence from chapter 11 in 2007 and 2008, the costs are included in Other operating charges (benefits) (see Note 14).
22. Discontinued Operations
     As a part of the reorganization process, the Company rejected a contract with the Bonneville Power Administration (“BPA”) that provided power to fully operate the Trentwood facility in Spokane, Washington as well as approximately 40% of the combined capacity of the Company’s former Mead and Tacoma aluminum smelting operations, which had been curtailed since the last half of 2000. BPA filed a proof of claim for approximately $75.0 in connection with the contract rejection. In June 2006, the Bankruptcy Court approved an agreement between the Company and BPA which resolved the claim by granting BPA an unsecured pre-petition claim totaling approximately $6.1 (i.e., $5.0 in addition to $1.1 of previously accrued pre-petition accounts payable). The Company recorded a non-cash charge for the incremental $5.0 amount in the second quarter of 2006. This amount is included in Discontinued operations for the period from January 1, 2006 to July 1, 2006.
     During the first quarter of 2006, the Company received a $7.5 payment from an insurer in settlement of certain residual claims the Company had in respect of a 2000 incident at its Gramercy, Louisiana alumina refinery (which was sold in 2004). This amount is included in Discontinued operations for the period from January 1, 2006 to July 1, 2006.
23. Income Tax Matters
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
24. Employee Benefit and Incentive Plans
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
     In January 2004, the Company filed motions with the Bankruptcy Court to terminate or substantially modify postretirement medical obligations for both salaried and certain hourly employees and for the distressed termination of substantially all domestic hourly pension plans. The Company subsequently concluded agreements with a committee appointed in the Company’s reorganization proceedings that represented salaried employees and with union representatives that represented the vast majority of the Company’s hourly employees. The agreements provided for the termination of existing salaried and hourly postretirement medical benefit plans, and the termination of existing hourly pension plans. Under the agreements, salaried and hourly retirees were provided an opportunity for continued medical coverage through COBRA or the VEBAs and active salaried and hourly employees were provided with an opportunity to participate in one or more replacement pension plans and/or defined contribution plans. The agreements were approved by the Bankruptcy Court, but were subject to certain conditions, including Bankruptcy Court approval of the Intercompany Agreement.
     On June 1, 2004, the Bankruptcy Court entered an order, subject to certain conditions including final Bankruptcy Court approval of the Intercompany Agreement, authorizing the Company to terminate its postretirement medical plans as of May 31, 2004 and to make advance payments to the VEBAs. The Intercompany Agreement was approved in February 2005 and all other contingencies were met, the Company determined that the existing postretirement medical plan should be treated as terminated as of December 31, 2004.
     The PBGC assumed responsibility for the Company’s three largest pension plans, which represented the vast majority of the Company’s net pension obligation including the Company’s Salaried Employees Retirement Plan (in December 2003), the Inactive Pension Plan (in July 2004) and the Kaiser Aluminum Pension Plan (in September 2004), collectively referred to as the Terminated Plans (see Note 14).
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
     In October 2004, the Company entered into an amendment to the USW agreement (see Note 25) to pay an additional $1.0 to the VEBAs in excess of the originally agreed $36.0 contribution described above, which amount was paid in March 2005. Under the terms of the amended agreement, the Company was required to continue to make the monthly VEBA contributions as long as it remained in chapter 11, even if the sum of such monthly payments exceeded the $37.0 maximum amount discussed above. The monthly amounts paid during the chapter 11 process in excess of the $37.0 limit were to offset future variable contribution requirements after emergence. The

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amended agreement was approved by the Bankruptcy Court in February 2005. VEBA-related payments prior to the Effective Date totaled approximately $49.7. As a result, $12.7 was available to the Company to offset future VEBA contributions of the Successor at the Effective Date.
     Total charges associated with the VEBAs in 2006 prior to the Effective Date were $11.4.
     Key Employee Retention Plan—Under the Key Employee Retention Plan (“KERP”), approved by the Bankruptcy Court in September 2002, financial incentives were provided to retain certain key employees during the chapter 11 proceedings. The KERP included six key elements: a retention plan, a severance plan, a change in control plan, a completion incentive plan, the continuation for certain participants of an existing supplemental executive retirement plan (“SERP”) and a long-term incentive plan. Under the KERP:
•	Pursuant to the retention plan, retention payments were paid between September 2002 and March 31, 2004, except that 50% of the amounts payable to certain senior officers were withheld until the Company’s emergence from chapter 11 proceedings.

•	The severance and change in control plans generally provided for severance payments of between nine months and three years of salary and certain benefits, depending on the facts and circumstances and the level of employee involved.

•	The completion incentive plan lapsed without any amounts being due.

•	The SERP generally provided additional non-qualified pension benefits for certain active employees at the time that the KERP was approved, who would suffer a loss of benefits based on the Internal Revenue Code of 1986 limitations, so long as such employees were not subsequently terminated for cause or voluntarily terminated their employment prior to reaching their retirement age. The Successor’s Board of Directors terminated the SERP and funded payments totaling $2.3. Such amounts had been fully accrued by the Predecessor and were included in the Successor’s opening balance sheet.

•	The long-term incentive plan generally provided for incentive awards to key employees based on an annual cost reduction target. Payment of such long-term incentive awards generally were made: (a) 50% upon emergence and (b) 50% one year from the date the Debtors emerged from the chapter 11 proceedings. Approximately $3.4 which was previously accrued by the Predecessor at December 31, 2006 in respect of the KERP long-term incentive plan was paid in 2007 by the Successor.
     Foreign Plans—Contributions to foreign pension plans (excluding those that are considered part of discontinued operations) were nominal.
25. Commitments and Contingencies
     Impact of Reorganization Proceedings. During the chapter 11 proceedings, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors was stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Filing Date were resolved pursuant to the Plan.
     Environmental Contingencies. The Company and one of its subsidiaries were subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws and regulations. The Company was also subject to a number of claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 (“CERCLA”), and, along with certain other entities, was named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.
     Based on the Company’s evaluation of these and other environmental matters, the Company established an environmental accrual, primarily related to potential solid waste disposal and soil and ground water remediation

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities, for the period from January 1, 2006 to July 1, 2006:

January 1, 2006
to
July 1, 2006
Balance at beginning of period	$46.5
Additional accruals	.3
Less expenditures	(7.0)
Less amounts resolved in connection with the Plan	(29.4)

Balance at end of period	$10.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31	June 30	September 30	December 31
2008
Net sales	$399.0	$413.5	$369.2	$326.5
Costs of products sold (1)	308.5	352.0	383.7	468.6
Operating income (loss)	68.1	38.0	(36.5)	(160.6)
Net income (loss)	39.1	22.8	(22.1)	(108.3)
Earnings per share — Basic:
Net income (loss) per share	1.95	1.14	(1.11)	(5.56)
Earnings per share — Diluted:
Net income (loss) per share	1.92	1.12	(1.11)	(5.56)
Common stock market price:
High	79.84	76.46	55.49	43.00
Low	56.67	53.23	41.89	15.01

2007
Net sales	$392.2	$385.1	$366.7	$360.5
Costs of products sold	337.1	314.0	303.3	296.7
Operating income	32.3	62.7	44.0	43.0
Net income	17.1	34.7	24.8	24.4
Earnings per share — Basic:
Net income per share	.86	1.73	1.24	1.22
Earnings per share — Diluted:
Net income per share	.85	1.71	1.22	1.20
Common stock market price:
High	78.00	89.24	79.99	80.75
Low	57.00	70.09	52.75	65.89

(1)	Costs of products sold for the quarter ended December 31, 2008 includes lower of cost or market inventory write-down of $65.5, Impairment of investment in Anglesey of $37.8 and Restructuring costs and other charges of $8.8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level.
     Management’s Annual Report on Internal Control Over Financial Reporting. Our management’s report on internal control over financial reporting is included in Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.
     Changes in Internal Controls Over Financial Reporting. We had no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information called for by this item is set forth under the captions “Executive Officers,” “Proposals Requiring Your Vote — Proposal for Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our proxy statement for the 2009 annual meeting of stockholders.
Item 11. Executive Compensation
     The information called for by this item is set forth under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2009 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2009 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our proxy statement for the 2009 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2009 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     All schedules are omitted because they are either inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto included in Item 8. “Financial Statements and Supplementary Data” and are incorporated herein by reference.
3. Exhibits
     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 130), which index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
By:	/s/ Jack A. Hockema
Jack A. Hockema
President and Chief Executive Officer

Date: February 18, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema	President, Chief Executive Officer,	Date: February 18, 2009
Jack A. Hockema	Chairman of the Board and Director
(Principal Executive Officer)

/s/ Daniel J. Rinkenberger	Senior Vice President and Chief	Date: February 18, 2009
Daniel J. Rinkenberger	Financial Officer
(Principal Financial Officer)

/s/ Neal West	Vice President and Chief	Date: February 18, 2009
Neal West	Accounting Officer
(Principal Accounting Officer)

/s/ Carolyn Bartholomew
Carolyn Bartholomew	Director	Date: February 18, 2009

Carl B. Frankel	Director	Date: February 18, 2009

/s/ Teresa A. Hopp	Director	Date: February 18, 2009
Teresa A. Hopp

William F. Murdy	Director	Date: February 18, 2009

/s/ Alfred E. Osborne, Jr., Ph.D.	Director	Date: February 18, 2009
Alfred E. Osborne, Jr., Ph.D.

/s/ Georganne Proctor	Director	Date: February 18, 2009
Georganne Proctor

Jack Quinn	Director	Date: February 18, 2009

/s/ Thomas M. Van Leeuwen	Director	Date: February 18, 2009
Thomas M. Van Leeuwen

/s/ Brett E. Wilcox	Director	Date: February 18, 2009
Brett E. Wilcox

INDEX OF EXHIBITS

Exhibit
Number	Description
2.1	Third Amended Joint Plan of Liquidation for Alpart Jamaica Inc. (“AJI”) and Kaiser Jamaica Corporation (“KJC”), dated February 25, 2005 (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K for the period ended December 31, 2004, filed by the Company on March 31, 2005, File No. 1-9447).

2.2	Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated April 7, 2005 (incorporated by reference to Exhibit 2.2 to the Current Report Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).

2.3	Second Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated November 22, 2005 (incorporated by reference to Exhibit 2.3 to the Current Report Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).

2.4	Third Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated December 19, 2005 (incorporated by reference to Exhibit 2.4 to the Current Report Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).

2.5	Third Amended Joint Plan of Liquidation for Kaiser Alumina Australia Corporation (“KAAC”) and Kaiser Finance Corporation (“KFC”), dated February 25, 2005 (incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K for the period ended December 31, 2004, filed by the Company on March 31, 2005, File No. 1-9447).

2.6	Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated April 7, 2005 (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).

2.7	Second Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated November 22, 2005 (incorporated by reference to Exhibit 2.7 to the Current Report on Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).

2.8	Third Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated December 19, 2005 (incorporated by reference to Exhibit 2.8 to the Current Report on Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447)

2.9	Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of September 7, 2005 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed by the Company on September 13, 2005, File No. 1-9447).

2.10	Modifications to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates Pursuant to Stipulation and Agreed Order between Insurers, Debtors, Committee and Future Representatives (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).

2.11	Modification to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of November 22, 2005 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).

2.12	Third Modification to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of December 16, 2005 (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).

2.13	Order Confirming the Second Amended Joint Plan of Reorganization of the Company, KACC and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).

2.14	Order Affirming the Confirmation Order of the Second Amended Joint Plan of Reorganization of the Company, KACC and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.6 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 1-9447).

2.15	Special Procedures for Distributions on Account of NLRB Claim, as agreed by the National Labor Relations Board, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the “USW”) and the Company pursuant to Section 7.8e of the Second Amended Joint Plan of Reorganization of the Company, KACC and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.7 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, File No. 000-52105).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

10.1	Senior Secured Revolving Credit Agreement, dated as of July 6, 2006, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC (“KAFP”), Kaiser Aluminum International, Inc., certain financial institutions from time to time thereto, as lenders, J.P. Morgan Securities, Inc., The CIT Group/Business Credit, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

10.2	First Amendment to Senior Secured Revolving Credit Agreement, Consent and Facility Increase, dated as of December 10, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on December 13, 2007, File No. 000-52105).

10.3	Second Amendment to Senior Secured Revolving Credit Agreement, Consent and Facility Increase, dated as of January 9, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 15, 2009, File No. 000-52105).

10.4	Term Loan and Guaranty Agreement, dated as of July 6, 2006, among KAFP, the Company and certain indirect subsidiaries of the Company listed as ‘Guarantors’ thereto, certain financial institutions from time to time party thereto, as lenders, J.P. Morgan Securities, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.5	Description of 2007 Compensation of Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 12, 2007, File No. 000-52105).

**10.6	Summary of the Kaiser Aluminum Fabricated Products 2007 Short Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

**10.7	Employment Agreement, dated as of July 6, 2006, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.8	Amendment dated December 31, 2008 to the Employment Agreement between Jack A. Hockema and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

**10.9	Severance Letter between Joseph P. Bellino and the Company dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 16, 2008, File No. 000-52105).

**10.10	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.11	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.12	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.13	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 2007, filed by the Company on February 26, 2008).

**10.14	2006 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

Exhibit
Number	Description
**10.15	2007 Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to the Current Report on Form 8-K, filed by the Company on June 12, 2007, File No. 000-52105).

**10.16	Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.17	Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

10.18	Stock Transfer Restriction Agreement, dated as of July 6, 2006, between the Company and National City Bank, in its capacity as the trustee for the trust that provides benefits for certain eligible retirees of Kaiser Aluminum & Chemical Corporation represented by the USW, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 1186, the International Association of Machinists and Aerospace Workers, the International Chemical Workers Union Council of the United Food and Commercial Workers, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO, CLC and their surviving spouses and eligible dependents (the “Union VEBA”) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

10.19	Registration Rights Agreement, dated as of July 6, 2006, between the Company and the Union VEBA and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

10.20	Director Designation Agreement, dated as of July 6, 2006, between the Company and the USW (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

**10.21	Form of Change in Control Severance Agreement for John Barneson (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003,
File No. 1-9447).

**10.22	Form of Change in Control Severance Agreement for John M. Donnan, Daniel J. Rinkenberger and James E. McAuliffe (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.23	Description of Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the period ended December 31, 2004, filed by the Company on March 31, 2005, File No. 1-9447).

**10.24	Form of Amendment to the Change in Control Severance Agreement with John Barneson, John M. Donnan, Daniel J. Rinkenberger, and James E. McAuliffe (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

**10.25	2007 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

Exhibit
Number	Description
**10.26	2007 Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

**10.27	Amendment dated December 31, 2008 to the agreements evidencing awards granted to Messrs. Jack A. Hockema, John Barneson, John M. Donnan, Daniel J. Rinkenberger and James E. McAuliffe prior to 2008 under the Company’s 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

**10.28	Summary of the Kaiser Aluminum Fabricated Products 2008 Short-Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).

**10.29	2008 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).

**10.30	2008 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).

**10.31	Kaiser Aluminum Corporation 2008 — 2010 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).

**10.32	2008 Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, File No. 000-52105).

*21	Significant Subsidiaries of Kaiser Aluminum Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.