Form 10-Q
period 2009-03-31
KAISER ALUMINUM CORP
filed 2009-04-30
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission file number 0-52105
KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation) 27422 PORTOLA PARKWAY, SUITE 350, FOOTHILL RANCH, CALIFORNIA (Address of principal executive offices)	94-3030279 (I.R.S. Employer Identification No.) 92610-2831 (Zip Code)
Registrant’s telephone number, including area code:
(949) 614-1740
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check marker whether the registrant is a large accelerated filter, an accelerated filter, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of April 15, 2009, there were 20,254,015 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In millions of dollars, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3.3	$.2
Receivables:
Trade, less allowance for doubtful receivables of $.8 at March 31, 2009 and December 31, 2008	70.7	98.5
Due from affiliate	—	11.8
Other	9.3	17.5
Inventories	135.0	172.3
Prepaid expenses and other current assets	116.5	128.4

Total current assets	334.8	428.7
Property, plant, and equipment — net	310.7	296.7
Net asset in respect of VEBA	55.9	56.2
Deferred tax assets — net	312.5	313.3
Other assets	55.9	50.5

Total	$1,069.8	$1,145.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32.3	$52.4
Accrued salaries, wages, and related expenses	32.1	41.2
Other accrued liabilities	99.7	113.9
Payable to affiliate	21.5	27.5

Total current liabilities	185.6	235.0
Net liability in respect of VEBA	14.9	14.0
Long-term liabilities	72.0	65.3
Revolving credit facility and other long-term debt	7.0	43.0

	279.5	357.3

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01, 90,000,000 shares authorized at both March 31, 2009 and December 31, 2008; 20,240,976 shares issued and outstanding at March 31, 2009 and 20,044,913 at December 31, 2008	.2	.2
Additional capital	961.3	958.6
Retained earnings	33.1	34.1
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 4,845,465 shares at both March 31, 2009 and December 31, 2008	(116.4)	(116.4)
Treasury stock, at cost, 572,706 shares at both March 31, 2009 and December 31, 2008	(28.1)	(28.1)
Accumulated other comprehensive loss	(59.8)	(60.3)

Total stockholders’ equity	790.3	788.1

Total	$1,069.8	$1,145.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended
	March 31,
	2009	2008
	(Unaudited)
	(In millions of dollars, except
	share amounts)
Net sales	$265.9	$399.0

Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	225.6	308.5
Lower of cost or market inventory write-down	9.3	—
Impairment of investment in Anglesey	.6	—
Restructuring costs and other charges	1.2	—
Depreciation and amortization	4.1	3.5
Selling, administrative, research and development, and general	17.9	18.8
Other operating (benefits) charges, net	—	.1

Total costs and expenses	258.7	330.9

Operating income	7.2	68.1
Other income (expense):
Interest expense	(.2)	(.2)
Other income (expense), net	(.1)	.6

Income before income taxes	6.9	68.5
Income tax provision	(3.1)	(29.4)

Net income	$3.8	$39.1

Earnings per share — Basic (Note 13):
Net income per share	$.19	$1.90

Earnings per share — Diluted (Note 13):
Net income per share	$.19	$1.90

Weighted-average number of common shares outstanding (000):
Basic	19,492	20,032

Diluted	19,492	20,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Loss	Total
	(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2008	20,044,913	$.2	$958.6	$34.1	$(116.4)	$(28.1)	$(60.3)	$788.1
Net income	—	—	—	3.8	—	—	—	3.8
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	.5	.5

Comprehensive income								4.3
Issuance of non-vested shares to employees	180,696	—	—	—	—	—	—	—
Issuance of common shares to employees in lieu of cash bonus	15,674	—	.3	—	—	—	—	.3
Issuance of common shares to employees upon vesting of restricted stock units	91	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(398)	—	—	—	—	—	—	—
Cash dividends on common stock	—	—	—	(4.8)	—	—	—	(4.8)
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	(.1)	—	—	—	—	(.1)
Amortization of unearned equity compensation	—	—	2.5	—	—	—	—	2.5

BALANCE, March 31, 2009	20,240,976	$.2	$961.3	$33.1	$(116.4)	$(28.1)	$(59.8)	$790.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Quarter Ended
	March 31,
	2009	2008
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$3.8	$39.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (including deferred financing costs of $.2 for the quarter ended March 31, 2009 and $0 for the quarter ended March 31, 2008)	4.3	3.5
Deferred income taxes	.7	24.6
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	.1	—
Non-cash equity compensation	2.5	2.5
Net non-cash LIFO (benefits) charges and lower of cost or market inventory write-down	(1.9)	14.4
Non-cash unrealized losses (gains) on derivative positions	4.3	(32.9)
Non-cash impairment charges	.6	—
Equity in income of unconsolidated affiliate	(.6)	(4.1)
Loss on disposition of property, plant and equipment	.1	—
Other non-cash changes in assets and liabilities	1.2	(.1)
Changes in assets and liabilities:
Decrease (increase) in trade and other receivables	36.0	(27.2)
Decrease in receivable from affiliate	11.8	9.5
Decrease (increase) in inventories, excluding LIFO charges and lower of cost or market write-down	39.2	(23.5)
Decrease (increase) in prepaid expenses and other current assets	1.8	(.1)
(Decrease) increase in accounts payable	(16.1)	10.8
Decrease in other accrued liabilities	(15.0)	(18.4)
Decrease in payable to affiliate	(6.0)	(1.3)
Increase in accrued income taxes	.6	.9
Net cash impact of changes in long-term assets and liabilities	(1.4)	(.2)

Net cash provided by (used in) operating activities	66.0	(2.5)

Cash flows from investing activities:
Capital expenditures, net of change in accounts payable of $4.0 for the quarter ended March 31, 2009 and $1.3 for the quarter ended March 31, 2008	(22.2)	(15.0)
Decrease in restricted cash	1.3	—

Net cash used in investing activities	(20.9)	(15.0)

Cash flows from financing activities:
Borrowings under the revolver credit facility	75.5	—
Repayment of borrowings under the revolving credit facility	(111.5)	—
Financing costs	(1.2)	—
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(.1)	—
Cash dividend paid to stockholders	(4.8)	(3.7)

Net cash used in financing activities	(42.1)	(3.7)

Foreign currency impact on cash and cash equivalents	.1	—

Net increase (decrease) in cash and cash equivalents during the period	3.1	(21.2)
Cash and cash equivalents at beginning of period	.2	68.7

Cash and cash equivalents at end of period	$3.3	$47.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
1. Summary of Significant Accounting Policies
     This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the statements of the Company and its wholly owned subsidiaries. Investments in 50%-or-less-owned entities are accounted for by the equity method. The only such entity for the periods covered by this Report relates to the Company’s 49% ownership interest in Anglesey Aluminium Limited (“Anglesey”). Intercompany balances and transactions are eliminated.
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
     Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
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
     In certain circumstances, based on the terms of certain sales contracts which provide for periodic, such as quarterly or annual, billing throughout the contract, the Company may recognize revenue prior to billing the customer. At March 31, 2009 and December 31, 2008, the Company had $2.0 and $.1 of unbilled receivables, respectively, included within Trade receivables on the Company’s Consolidated Balance Sheets. A provision for estimated sales returns from and allowances to customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.
     Earnings per Share. On January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) were treated as participating securities and were included in the computation of earnings per share pursuant to the two-class method in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”). Upon adoption, the Company retrospectively adjusted its earnings per share data to conform with the provisions in EITF 03-6-1. The retrospective application resulted in a $.05 per share reduction in basic earnings per common share and a $.02 per share reduction in diluted earnings per common share for the quarter ended March 31, 2008 (see Note 13).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Basic earnings per share is computed by dividing distributed and undistributed earnings allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic shares outstanding in the Statements of Consolidated Income because such shares were irrevocably issued and have full dividend and voting rights.
     Diluted earnings per share is computed by dividing distributed and undistributed earnings allocable to common shares by the sum of (a) the weighted-average number of common shares outstanding during the period, (b) the dilutive effect of the participating securities, consisting of non-vested stock, restricted stock units and one half of performance shares, calculated using the more dilutive of (i) the treasury stock method or (ii) the two-class method assuming the participating securities are not exercised or converted, and (c) the dilutive effect of stock options (see Note 13).
     Stock-Based Employee Compensation. The Company accounts for stock-based employee compensation plans at fair value. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The cost of the award is recognized as an expense over the period that the employee provides service for the award. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight line method. During quarters ended March 31, 2009 and 2008, $2.4 and $2.3 of compensation expense were recognized in connection with non-vested stock, restricted stock units and stock options issued to executive officers, other key employees and directors, respectively (see Note 10).
     The Company grants performance shares to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance measured over a three year performance period. The EVA is a measure of the excess of the Company’s pretax operating income for a particular year over a pre-determined percentage of the net assets of the immediately preceding year, as defined in the 2008-2010 and 2009-2011 LTI programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares on the date of vest will depend on the average annual EVA achieved for the specified three year performance periods. The Company accounts for these awards at fair value in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS No. 123R”). The fair value is measured based on the most probable outcome of the performance condition which is estimated quarterly using the Company’s plan and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three year performance periods on a ratable basis. During the quarters ended March 31, 2009 and 2008, $.1 and $.2 of compensation expense were recognized in connection with the performance shares, respectively.
     Realization of Excess Tax Benefits. The Company follows the tax law ordering approach in assessing the realization of excess tax benefits upon vesting of non-vested share awards and performance shares, exercising of stock options and payment of dividends on non-vested share awards and performance shares expected to vest. Under the tax law ordering approach, realization of excess tax benefits is determined based on the ordering provisions of the tax law. Current year deductions, which include the tax benefits from current year equity award activities, are used first before using the Company’s net operating loss (“NOL”) carryforwards from prior years. Under this method, Additional capital would be credited when an excess tax benefit is realized, creating an additional paid in capital pool, to absorb potential future tax deficiencies resulting from vesting of non-vested share awards and performance shares and from the exercising of stock options. During the quarter ended March 31, 2009, the Company recorded $.1 of excess tax deficiency to Additional capital relating to the vesting of non-vested shares and dividends paid to unvested shares expected to vest. There were no excess tax benefit or deficiency during the quarter ended March 31, 2008.
     Restructuring Costs and Other Charges. Restructuring costs and other charges include employee severance and benefit costs, impairment of owned equipment to be disposed of and other costs associated with the exit activities. The Company applies the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) relating to one-time termination benefits. Severance costs accounted for under SFAS No. 146 are recognized when the Company’s management with the proper level of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
authority has committed to a restructuring plan and communicated those actions to employees. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include costs to consolidate facilities or close facilities, terminate contractual commitments and relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. During the quarter ended March 31, 2009, the Company recorded $1.2 of restructuring costs and other charges relating to contract termination and other facility-related activities in connection with the Company’s 2008 restructuring plans to close operations at its Tulsa, Oklahoma extrusion facility and significantly reduce operations at its Bellwood, Virginia facility (See Note 15).
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation, collateral for derivative contracts with its counterparties, certain letters of credit and other agreements totaling $35.5 and $36.8 at March 31, 2009 and December 31, 2008, respectively. Of the restricted cash balance, $.9 and $1.4 were considered short term and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, respectively and $34.6 and $35.4 were considered long term and included in Other assets on the Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, respectively. Included in long-term restricted cash was $16.4 and $17.2 of margin call deposits with the Company’s derivative counterparties at March 31, 2009 and December 31, 2008, respectively (see Note 6).
     Trade Receivables and Allowance for Doubtful Accounts. Trade receivables consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 days. For the majority of our receivables, the Company establishes an allowance for doubtful accounts based upon collection experience and other factors. On certain other receivables where the Company is aware of a specific customer’s inability or reluctance to pay, an allowance for doubtful accounts is established against amounts due to reduce the net receivable balance to the amount the Company reasonably expects to collect. However, if circumstances change, the Company’s estimate of the recoverability of accounts receivable could be different. Circumstances that could affect the Company’s estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible.
     Inventories. Inventories are stated at the lower of cost or market value. Finished products, work in process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (see Note 2). During the first quarter of 2009, the Company recorded an inventory write-down of $9.3 to reflect the market value as of March 31, 2009 (see Note 2). According to Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4, Inventory Pricing, market value is determined based on the current replacement cost, by purchase or by reproduction, except that it does not exceed the net realizable value and it is not less than net realizable value reduced by an approximate normal profit margin.
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
     The Company recognizes all derivative instruments as assets or liabilities in its balance sheet and measures those instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 12). The Company does not meet the documentation requirements for hedge (deferral) accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Changes in the market value of the Company’s open derivative positions resulting from the mark-to-market process are reflected in Cost of products sold, excluding depreciation, amortization and other items.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Concentration of credit risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of metal, currency, and natural gas derivative contracts, and cash and cash equivalents. If the market value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to the counterparty. The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in hedging activities as well as failure of counterparties to return cash collateral previously transferred to the counterparties. The counterparties to the Company’s derivative contracts are major financial institutions and the Company has never experienced nonperformance by any of its counterparties.
     The Company places its temporary cash investments in money market funds with high credit quality financial institutions which invest primarily in commercial paper of prime quality, short term repurchase agreements, and U.S. government agency notes in accordance with our loan covenants. The Company has never experienced losses on its temporary cash investments.
     Fair Value Measurement. The Company applies the provisions Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) in measuring the fair value of its derivative contracts. See Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for definitions of Level 1, 2 and 3 fair value measurements under the SFAS No. 157 fair value hierarchy. The Company’s derivative contracts are valued at fair value using significant observable and unobservable inputs. Such financial instruments consist of primary aluminum, natural gas, and foreign currency contracts. The fair values of a majority of these derivative contracts are based upon trades in liquid markets, such as aluminum options. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value.
     The Company has some derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$17.4	$—	$17.4
Aluminum option contracts	—	25.4	—	25.4
Midwest premium swap contracts	—	—	—	—

Total	$—	$42.8	$—	$42.8

Derivative liabilities:
Aluminum swap contracts	$—	$(79.9)	$—	$(79.9)
Aluminum option contracts	—	(9.4)	—	(9.4)
Pound Sterling forward contract	—	(10.2)	—	(10.2)
Euro dollar forward contracts		(.7)	—	(.7)
Krona forward contract	—	(.5)	—	(.5)
Natural gas swap contracts	—	(4.5)	—	(4.5)
Midwest premium swap contracts	—	—	(1.5)	(1.5)

Total	$—	$(105.2)	$(1.5)	$(106.7)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2009:	$(1.1)
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation, amortization and other items	(.6)
Purchases, sales, issuances and settlements	.2
Transfers in and (or) out of Level 3	—

Balance at March 31, 2009	$(1.5)

Total losses included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at March 31, 2009:	$(.5)

New Accounting Pronouncements. On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP if certain requirements are met. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.
On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.
2. Inventories
     Inventories are stated at the lower of cost or market value. For the Fabricated Products segment, finished products, work in process and raw material inventories are stated on a LIFO basis and other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. All inventories in the Primary Aluminum segment are stated on the first-in, first-out (“FIFO”) basis. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges.
     Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Fabricated Products segment —
Finished products	$44.8	$52.7
Work in process	49.7	57.5
Raw materials	25.7	48.1
Operating supplies and repairs and maintenance parts	13.4	13.2

	133.6	171.5
Primary Aluminum segment —
Primary aluminum	1.4	.8

	$135.0	$172.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company recorded net non-cash LIFO benefits (charges) of approximately $11.2 and $(14.4) during the quarters ended March 31, 2009 and 2008, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.
     With the inevitable ebb and flow of business cycles, non-cash LIFO benefits (charges) will result when inventory levels and metal prices fluctuate. Further, lower of cost and market adjustments can occur when metal prices decline and margins compress. At December 31, 2008, due to the decline in the London Metal Exchange (“LME) price of primary aluminum, the Company recorded a $65.5 lower of cost or market inventory write-down to reflect inventory at market value. During the quarter ended March 31, 2009, the Company recorded an additional lower of cost or market inventory write-down of $9.3 due to the continued decline in the LME price of primary aluminum. There were no lower of cost or market inventory write-down during the quarter ended March 31, 2008.

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
     The following table shows a summary of Anglesey’s selected operating results for the quarters ended March 31, 2009 and 2008:

	Quarter
	Ended March 31,
	2009	2008
Net sales	$58.2	$89.5

Gross profit	$3.6	$10.6

Net income	$1.7	$7.1

Company’s equity income (1)	$—	$2.8

(1)	For the quarter ended March 31, 2009, the Company’s equity income differs from 49% of the summary net income from Anglesey due primarily to an impairment charge that reduced the Company’s investment in Anglesey to zero. The Company began impairing its investment in Anglesey during the fourth quarter of 2008 (see further discussion regarding the impairment below). For the quarter ended March 31, 2008, the Company’s equity income differs from 49% of the summary net income from Anglesey primarily due to (a) share based compensation adjustments of $.1 relating to Anglesey’s separate reimbursement agreement with its parent (“Rio Tinto”) under Anglesey’s share based award arrangement, and (b) US GAAP adjustment relating to Anglesey’s CAROs (defined below in Note 4) in the amount of $(.3).
     At December 31, 2008, receivables from Anglesey were $11.8, all of which were received during the quarter ended March 31, 2009. No amounts were due from Anglesey at March 31, 2009. At March 31, 2009 and December 31, 2008, payables to Anglesey were $21.5 and $27.5, respectively.
     Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through September 2009. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter, but has been unable to reach a feasible solution. In January 2009, the Company announced that it expects Anglesey to fully curtail its smelting operations at the end of the September 2009, when its current power contract expires. Although Anglesey will continue to pursue alternative sources of affordable power, as of the date of filing of this Report no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey continues to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations and the production of anodes for use by other smelting facilities. Taking into account Anglesey’s inability to obtain affordable power, the resulting expected curtailment of smelting operations, the growing uncertainty with respect to the future of Anglesey’s operations, and Anglesey’s expected cash requirements for redundancy and pension payments, the Company does not expect to receive any dividends from Anglesey in the foreseeable future and as a result, fully impaired its 49% equity investment in Anglesey and recorded a $37.8 impairment charge during the fourth quarter of 2008 and a $.6 impairment charge during the quarter ended March 31, 2009 which is included in Cost of products sold.
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating below its production capacity during the latter half of 2008 until normal production was resumed in December 2008 and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage until normal production was resumed in December 2008. Anglesey has property damage and business interruption insurance policies in place and expects to recover (net of applicable deductibles) the incremental costs and any loss of margin (assuming production that has been lost due to the outage sold at primary aluminum prices that would have been applicable on such volume) due to business interruption through its insurance coverage. A partial insurance settlement payment of $20.0 was received in December 2008 of which $10.0 was recorded as the Company’s equity income. During the quarter ended March 31, 2009, Anglesey received another partial insurance settlement of $8.2, 49% of which (or $4.0) was recorded as the Company’s equity income. The timing and the total amount of any remaining insurance recovery is uncertain. The value of the insurance proceeds received by Anglesey during the quarter ended March 31, 2009 reflected in the Company’s equity income was fully impaired, as the Company does not expect to receive any such proceeds.

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
     The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the quarter ended March 31, 2009. In addition, the Company’s results for both quarters ended March 31, 2009 and 2008 included an incremental accretion of the estimated liability of $.1 (recorded in Cost of products sold). The estimated fair value of the CAROs at March 31, 2009 was $3.3.
     Anglesey (see Note 3) also recorded CAROs of approximately $24.0 in its financial statements in prior years. The time period over which the fair value of CAROs is estimated under United Kingdom generally accepted accounting principles (“UK GAAP”) treatment applied by Anglesey is different from the time period over which the fair value of CAROs is estimated under the principles of Statement of Accounting Standards No. 143, Accounting for Asset Retirement Obligations or FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. As such, the resulting accretion expenses are different under UK GAAP and US GAAP. Accordingly, the Company adjusted its equity in earnings for Anglesey for the quarters ended March 31, 2009 and 2008 by $.3 in each period, to reflect the impact of applying US GAAP with respect to the Anglesey CAROs.
     For purposes of the Company’s fair value estimates with respect to the CAROs, a credit adjusted risk free rate of 7.5% was used.
5. Property, Plant, and Equipment
     The major classes of property, plant, and equipment are as follows:

	March 31,	December 31,
	2009	2008
Land and improvements	$23.6	$22.8
Buildings	31.6	29.6
Machinery and equipment	235.5	211.0
Construction in progress	54.1	63.3

	344.8	326.7
Accumulated depreciation	(34.1)	(30.0)

Property, plant, and equipment, net	$310.7	$296.7

     The major components of Construction in progress were as follows:

	March 31,	December 31,
	2009	2008
Heat treat expansion project (Spokane, Washington facility)	$.5	$8.9
Rod, bar, and tube value stream investments (including facility in Kalamazoo, Michigan)	36.3	26.1
Other	17.3	28.3

Total Construction in progress	$54.1	$63.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As discussed in Note 15, the Company impaired certain assets in the fourth quarter of 2008 in connection with the restructuring plans to shut down the Tulsa, Oklahoma facility and curtail operations at the Bellwood, Virginia location.
     For the quarters ended March 31, 2009 and 2008, the Company recorded depreciation expense of $4.1 and $3.5, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate segment for both periods.
6. Supplemental Balance Sheet Information
     Trade Receivables. Trade receivables were comprised of the following:

	March 31,	December 31,
	2009	2008
Billed trade receivables	$69.5	$99.2
Unbilled trade receivables (Note 1)	2.0	.1

	71.5	99.3
Allowance for doubtful receivables	(.8)	(.8)

	$70.7	$98.5

     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets were comprised of the following:

	March 31,	December 31,
	2009	2008
Current derivative assets (Note 12)	$21.6	$32.2
Current deferred tax assets	84.0	84.1
Option premiums paid	6.2	5.3
Short term restricted cash	.9	1.4
Prepaid expenses	3.8	5.4

Total	$116.5	$128.4

     Other Assets. Other assets were comprised of the following:

	March 31,	December 31,
	2009	2008
Derivative assets (Note 12)	$11.1	$5.2
Option premiums paid	3.9	4.6
Restricted cash	34.6	35.4
Long term income tax receivables	4.4	4.4
Other	1.9	.9

Total	$55.9	$50.5

     Other Accrued Liabilities. Other accrued liabilities were comprised of the following:

	March 31,	December 31,
	2009	2008
Current derivative liabilities (Note 12)	$70.5	$79.0
Current Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) income tax liabilities	12.6	11.8
Accrued income taxes and other taxes payable	3.4	1.8
Accrued book overdraft — see below	4.6	4.0
Accrued annual VEBA contribution	—	4.9
Accrued freight	1.8	2.1
Environmental accrual	2.8	3.3
Other	4.0	7.0

Total	$99.7	$113.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The accrued book overdraft balance at March 31, 2009 and December 31, 2008 represents uncleared cash disbursements.
     Long-term Liabilities. Long-term liabilities were comprised of the following:

	March 31,	December 31,
	2009	2008
Derivative liabilities (Note 12)	$36.2	$27.9
FIN 48 income tax liabilities	9.2	10.0
Workers’ compensation accruals	15.4	15.9
Environmental accruals	6.0	6.3
Asset retirement obligations	3.3	3.3
Other long term liabilities	1.9	1.9

Total	$72.0	$65.3

7. Secured Debt and Credit Facilities

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Secured credit facility and long term debt consisted of the following:

	March 31,	December 31,
	2009	2008
Revolving Credit Facility	$—	$36.0
Note payable	7.0	7.0

Total	7.0	43.0
Less — Current portion	—	—

Long-term debt	$7.0	$43.0

     Revolving Credit Facility. At March 31, 2009, the Company had in place a Senior Secured Revolving Credit Agreement with a group of lenders providing for a $265.0 revolving credit facility (the “Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. Under the Revolving Credit Facility, the Company is able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of a stated amount of $265.0 or a borrowing base comprised of eligible accounts receivable, eligible inventory, and certain eligible machinery, equipment, and real estate, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased to up to $275.0 at the request of the Company.
     Due to the non-cash charges and resulting net income impact in the fourth quarter of 2008, the Revolving Credit Facility would have precluded payment of its normal quarterly dividend due to a limitation based on net earnings. As a result, on January 9, 2009, the Company and certain of subsidiaries of the Company entered into an amendment pursuant to which the lenders agreed to permit the Company, among other things, to declare and pay dividends ratably with respect to its common shares in an aggregate amount not to exceed $25 during any fiscal year, provided that no such dividends may be paid unless at the time of such payment and after giving effect thereto, (i) no default is continuing or would result therefrom and (ii) the borrowing availability under the Revolving Credit Facility is at least $100.0. As part of the amendment the Company agreed to, among other things, an increase of the non-use commitment fee rate from 0.20% to 0.50% and an increase of the applicable interest rate margin. As noted above, the borrowings under the Revolving Credit Facility bear interest at a rate equal to a base rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The amendment increases the specified variable percentages. The amendment also prohibits the Company from repurchasing its common shares without lender approval.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations, and warranties. The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its U.S. operating subsidiaries that are also borrowers thereunder. The Revolving Credit Facility places restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business. At March 31, 2009, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     At March 31, 2009, the Company had $180.9 available for borrowing and letters of credit under the Revolving Credit Facility, of which $10.0 of letters of credit were outstanding, leaving $170.9 available for additional borrowing and letters of credit. The average interest rate applicable to any borrowings under Revolving Credit Facility would have been 4.75% at March 31, 2009.
     Note Payable. On December 19, 2008, the Company executed a promissory note (the “Note”) in the amount of $7.0 in connection with the purchase of real property of the Los Angeles, California facility. Interest is payable on the unpaid principal balance of the Note monthly in arrears on the outstanding principal balance at the prime rate, as

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
defined in the Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on February 1, 2012 and the remaining $3.5 will be due on February 1, 2013. The Note is secured by a deed of trust of the property. For the quarter ended March 31, 2009, the Company incurred $.1 in interest expense relating to the Note. The interest rate applicable to borrowings under the Note was 4.75% at March 31, 2009.
8. Income Tax Matters
     Tax Provision. The provision for income taxes for the quarters ended March 31, 2009 and 2008 consisted of:

	Quarter
	Ended March 31,
	2009	2008
Domestic	$1.8	$26.2
Foreign	1.3	3.2

Total	$3.1	$29.4

The income tax provision for the quarter ended March 31, 2009 was $3.1, or an effective tax rate of 45.0%. The difference between the effective tax rate and the projected blended statutory tax rate was primarily related to unrecognized tax benefits, including interest and penalties of $.4 resulting in a 6.4% increase in the effective tax rate.
     The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $.4 currency translation adjustment that was recorded in Accumulated other comprehensive income (loss).
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     At December 31, 2008, the Company had $878.6 of NOL carryforwards available to reduce future cash payments for income taxes in the United States. Of the NOL carryforwards at December 31, 2008, $1.0 relates to the excess tax benefits from employee restricted stock. Equity will be increased by $1.0 if and when such excess tax benefits are ultimately realized. Such NOL carryforwards expire periodically through 2027. The Company also had $32.1 of other tax attributes, including $31.7 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax requirements. The remaining tax attributes are general business credits that will expire periodically through 2011.
     In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2008, due to uncertainties surrounding the realization of some of the Company’s deferred tax assets including state NOLs sustained during the prior years and expiring tax benefits, the Company has a valuation allowance of $29.5 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of the valuation allowance will be recorded as a reduction of income tax expense pursuant to Statement of Financial Accounting Standards No. 141R, Business Combinations.
     Foreign taxes primarily represent Canadian income taxes in respect of the Company’s facility in London, Ontario and United Kingdom income taxes in respect of the Company’s ownership in Anglesey. The provision for income tax is based on the projected rate for each applicable period.
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The audit of the Company’s federal income tax return for the 2004 tax year was completed in April 2008. The results of the audit did not have a material effect on the Company’s financial condition or results of operations. The Canada Revenue Agency audited and issued assessment notices for 1998 through 2001 for which Notices of Objection have been filed. If the outcome of the Notice of Objection is in favor of the Company, an expected payment of approximately $7 will be paid in the third quarter of 2009, otherwise

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $12.6 may be required to be paid. The 2002 to 2004 tax years are currently under audit by the Canada Revenue Agency. The Company does not expect the results of these examinations to have a material effect on its financial condition or results of operations. Certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
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
     The Company had gross unrecognized tax benefits of $15.2 and $15.8 at March 31, 2009 and December 31, 2008, respectively. The change during the quarter ended March 31, 2009 was primarily due to currency fluctuations and a change in tax position. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. The Company had approximately $9.6 and $9.4 accrued at March 31, 2009 and December 31, 2008, respectively, for interest and penalties. Of the $9.4 of total interest and penalties at December 31, 2008, $5.2 is included in current liabilities and $4.2 is included in Long-term liabilities in the Consolidated Balance Sheet. Of the $9.6 of total interest and penalties at March 31, 2009, $5.2 is included in current liabilities and $4.4 is included in Long-term liabilities in the Consolidated Balance Sheet. During the quarter ended March 31, 2009, the Company recognized approximately $.4 in interest and penalties. During the quarter ended March 31, 2009, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $.4 currency translation adjustment that was recorded in Accumulated other comprehensive income (loss), of which $.3 related to gross unrecognized tax benefits and $.1 related to accrued interest and penalties. The Company expects its gross unrecognized tax benefits to be reduced by $2.6 within the next twelve months related to a Canadian income tax audit.
9. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steelworkers and International Association of Machinists and certain other unions at six of our production facilities. The Company currently estimates that contributions will range from $2 to $4 per year.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at four of these production facilities ranging from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	A defined benefit plan for our salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2008, approximately 53% of the plan assets are invested in equity securities, 40% of plan assets are invested in debt securities and the remaining plan assets are invested in short term securities. The Company’s investment committee reviews and evaluates the investments portfolio. The asset mix target allocation on the long term investments is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short term securities.

•	A defined contribution savings plan for salaried and non-bargaining unit hourly employees providing for a match of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that the contributions to such plan will range from $4 to $6 per year.

•	A non-qualified defined contribution plan for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations imposed by the Internal Revenue Code.
     Postretirement Medical Obligations. As a part of the Company’s reorganization efforts, the Company’s postretirement medical plan was terminated in 2004. Participants were given the option of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), with the Company’s filing of its plan of reorganization as the qualifying event, or participation in the applicable VEBA (the Union VEBA or the VEBA that provides benefits for certain other eligible retirees and their surviving spouse and eligible dependents (the “Salaried VEBA”)). Qualifying bargaining unit employees who do not, or are not eligible to, elect COBRA coverage are covered by the Union VEBA. The Salaried VEBA covers all other retirees including employees who retired prior to the 2004 termination of the prior plan or who retire with the required age and service requirements so long as their employment commenced prior to February 2002. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control. Upon the Company’s emergence from chapter 11 bankruptcy on July 6, 2006, both the Salaried VEBA and the Union VEBA had rights to receive shares of the Company’s newly issued common stock (see Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). As of March 31, 2009, the Union VEBA and Salaried VEBA own approximately 23.9% and zero percent, respectively, of the Company’s outstanding common stock.
     As of the date of filing of this Report, the Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution which, with respect to the Union VEBA terminates for periods beginning after December 31, 2012. The amount to be contributed to the VEBAs through 2012 is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable within 120 days following the end of fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with the SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements), whichever is earlier. At December 31, 2008, the Company had preliminarily determined that $4.2 and $.7 were owed to the Union VEBA and the Salaried VEBA, respectively, under the contribution obligation, which amounts were recorded in Other accrued liabilities in the Company’s Consolidated Balance Sheets with a corresponding increase/decrease in Net asset/liability in respect of VEBA. In March 2009, these amounts were paid to the VEBAs following the final determination of the contribution obligation. In addition, the Company is obligated to pay one-half of the administrative expenses of the Union VEBA, up to $.3, in each successive calendar year. During 2008, the Company paid $.3 in administrative expenses of the Union VEBA.
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
     Components of Net Periodic Benefit Cost and Cash Flow and Charges. The following tables present the components of net periodic benefit cost for the quarters ended March 31, 2009 and 2008:

	Quarter
	Ended March 31,
	2009	2008
VEBAs:
Service cost	$.5	$.4
Interest cost	4.7	4.3
Expected return on plan assets	(5.2)	(5.2)
Amortization of prior service cost	.4	.2
Amortization of net loss	.9	.1

	1.3	(.2)
Defined contributions plans	3.0	3.2

	$4.3	$3.0

     The following tables present the allocation of these charges:

	Quarter
	Ended March 31,
	2009	2008
Fabricated Products segment	$2.5	$2.7
Corporate and Other segment	1.8	.3

	$4.3	$3.0

     For all periods presented, substantially all of the Fabricated Products segment’s related charges are in Cost of products sold, excluding depreciation, amortization and other items, with the balance being in Selling, administrative, research and development and general expense.
     See Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for key assumptions used with respect to the Company’s pension plans and key assumptions made in computing the net obligation of each VEBA.
10. Employee Incentive Plans
     Short term incentive plans
     The Company has a short term incentive compensation plan for senior management and certain salaried employees payable at the Company’s election in cash, non-restricted shares of common stock, or a combination of cash and non-restricted shares. Amounts earned under the plan are based primarily on EVA of the Company’s core Fabricated Products business, adjusted for certain safety and performance factors. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.
     Long term incentive plans
     General. On July 6, 2006, the 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”) became effective. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016. No grants will be made after that date, but all grants made on or prior to that date will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. The

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination. In December 2008, the Company amended the Equity Incentive Plan to include a new French sub-plan in order to issue restricted stock units to eligible employees of the Company’s French subsidiary. Under the French sub-plan, the restriction period on the restricted stock units cannot be shorter than two years from the date of grant and the holder of such restricted stock units is not entitled to dividend equivalent payments in the event that the Company declares dividends on shares of its common stock.
     Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, upon its effectiveness 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan. At March 31, 2009, 813,796 common shares were available for additional awards under the Equity Incentive Plan.
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for the quarters ended March 31, 2009 and 2008 were as follows:

	Quarter
	Ended March 31,
	2009	2008
Service-based vested and non-vested common shares and restricted stock units	$2.3	$2.2
Performance shares	.1	.2
Service-based stock options	.1	.1

Total compensation charge	$2.5	$2.5

     Non-vested Common Shares, Restricted Stock Units, and Performance Shares. In March 2009, the Company granted 180,696 non-vested common shares, 5,181 restricted stock units and 455,880 performance shares to executive officers and other key employees. The performance shares were granted under the 2009 — 2011 LTI Program.
     The non-vested common shares granted to executive officers and other members of senior management are subject to a vesting requirement that lapses in March 2012. The non-vested common shares granted to other key employees vest one-third on each of the first, second and third anniversaries of the grant date. The total grant date fair value of the shares issued, after assuming a forfeiture rate, is being amortized to expense over the various vesting period on a ratable basis.
     With the exception of restricted stock units granted under the French sub-plan, restricted stock units have rights similar to the rights of non-vested common shares and vest one third on each of the first, second and third anniversaries of the grant date. The employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. Restricted stock units granted under the French sub-plan vest two-thirds on the second anniversary of the grant date and one third on the third anniversary of the grant date. The grant date fair value of the restricted stock units issued, after assuming a forfeiture rate, is being amortized to expense over the vesting period on a ratable basis.
     The performance shares, granted in March 2009, are subject to performance requirements pertaining to the Company’s average annual EVA measured over a three year performance period, 2009 through 2011. EVA is a measure of the Company’s pretax operating income for a particular year over a pre-determined percentage of net assets of the immediately preceding year, as defined in the 2009 — 2011 LTI Program. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares in 2012 will depend on the average annual EVA achieved during the three year performance period. The Company accounts for these awards at fair value in accordance with SFAS No. 123R. The total fair value to be recognized as compensation expense has been estimated based on the most probable outcome of the performance condition which is evaluated quarterly using the Company’s plan and actual results. The total fair value, based on the Company’s best estimate as of March 31, 2009, after assuming an estimated forfeiture rate, is being amortized to expense over the requisite service period of three years on a ratable basis.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of the non-vested common shares, restricted stock units, and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the quarter ended March 31, 2009 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighed-
		Average		Average
		Grant-Date		Grant-Date
		Fair Value		Fair Value
	Shares	per Share	Units	per Unit
Outstanding at January 1, 2009	553,712	$47.79	2,969	$36.05
Granted	180,696	16.74	5,181	16.74
Vested	(2,542)	75.67	(91)	74.82
Forfeited	(398)	74.82	—	—

Outstanding at March 31, 2009	731,468	$40.01	8,059	$23.20

     A summary of the activity with respect to the performance shares for the quarter ended March 31, 2009 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at January 1, 2009	89,951	$74.40
Granted	455,880	16.74
Vested	—	—
Forfeited	(992)	74.82

Outstanding at March 31, 2009	544,839	$26.15

     For the quarter ended March 31, 2008, 39,354 non-vested common shares were granted to employees and non-employee directors. Additionally, 702 shares of restricted stock units and 96,480 performance shares were granted to employees during this period. Each of the foregoing grants has a weighted-average grant date fair value per share of $74.82. No non-vested common shares vested during the quarter ended March 31, 2008.
     As of March 31, 2009, there was $7.7 of unrecognized compensation cost related to the non-vested common shares and the restricted stock units and $2.1 of unrecognized compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 1.8 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.7 years.
     Stock Options. As of March 31, 2009, the Company had 22,077 outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 and have a contractual life of ten years. The options vested one-third on April 3, 2008 and one-third on April 3, 2009, and will vest one-third on the third anniversary of the grant date. The weighted-average fair value of the options granted was $39.90 (see Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for key assumptions used in the Black Scholes pricing model). No new options were granted during the quarter ended March 31, 2009.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the Company’s stock option activity for the quarter ended March 31, 2009 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Life	Value
			(In years)	(In millions)
Outstanding at January 1, 2009	22,077	$80.01	—	—
Grants	—	—	—	—
Forfeited	—	—	—	—
Exercise	—	—	—	—

Outstanding at March 31, 2009	22,077	$80.01	8.00	$—

Fully vested and expected to vest at March 31, 2009	21,635	$80.01	8.00	$—

Exercisable at March 31, 2009	7,354	$80.01	8.00	$—

     At March 31, 2009, there was $.3 of unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 1.0 years.
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
     Minimum rental commitments under operating leases at December 31, 2008 were as follows: years ending December 31, 2009 — $5.6; 2010 — $4.1; 2011 — $2.7; 2012 — $2.3 and 2013 and thereafter — $37.1.
     Environmental Contingencies. The Company and its subsidiaries are subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Based on the Company’s evaluation of the existing environmental matters, the Company had environmental accruals totaling $8.8 at March 31, 2009. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $2.5 in 2009, $1.7 in 2010, $2.8 in 2011, $.6 in 2012, and $1.2 in 2013 and thereafter.
     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $11.9. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.
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
12. Derivative Financial Instruments and Related Hedging Programs
     In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company has historically entered into derivative transactions from time to time to limit its economic (i.e. cash) exposure resulting from (1) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in its production process, and (3) foreign currency requirements with respect to its cash commitments for equipment purchases and with respect to its foreign subsidiaries and affiliate. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities (excluding the impact of mark-to-market fluctuations on those contracts discussed below) generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash gains and losses are recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. We may also be exposed to margin calls placed on derivative, which we try to minimize or offset, after considering our liquidity requirements, through (i) counterparty credit lines, and (ii) the purchasing and/or use of options. From time to time, the Company may modify the terms of the derivative contracts based on operational needs.
     The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchase in respect of the customer’s order. Total fabricated products shipments during the quarter ended March 31, 2009 and 2008 that contained fixed price terms were (in millions of pounds) 47.4 and 60.4, respectively.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In the first quarter of 2008 and for several prior years, the volume of fabricated products shipments with underlying primary aluminum price risk was greater than the Company’s net exposure to primary aluminum price risk at Anglesey. As such, the Company has considered its access to Anglesey production overall to be a “natural” hedge against at least a portion of fabricated products firm metal-price risks. To the extent that firm price contracts from the Company’s Fabricated Products segment have exceeded the Anglesey-related primary aluminum shipments, the Company has used third party hedging instruments to eliminate any net remaining primary aluminum price exposure related to fabricated products firm price arrangements.
     As a result of the expected curtailment of Anglesey’s production discussed in Note 3 of this Report, the expectation that the Company will no longer receive dividends from Anglesey in the foreseeable future and the consequential impairment of the Company’s share of earnings of Anglesey, the Company believes its exposure from primary aluminum price risk with respect to its income and cash flow related to its share of Anglesey production, is largely eliminated. The “natural hedge” that Anglesey production provided against primary aluminum price fluctuations with respect to firm price contracts in the Company’s Fabricated Products segment is also eliminated. Accordingly, we currently use third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements.
     At March 31, 2009, the Fabricated Products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last nine months of 2009 and for the period 2010 through 2012 totaling approximately (in millions of pounds): 2009 — 126.4, 2010 — 90.2, 2011 — 76.6, and 2012 — 13.4.
     The following table summarizes the Company’s material derivative positions at March 31, 2009:

		Notional
		Amount of
		Contracts	Fair
Commodity	Period	(mmlbs)	Value
Aluminum —
Option purchase contracts	4/2009 through 12/2011	288.1	$16.0
Fixed priced purchase contracts	4/2009 through 12/2012	282.0	$(79.9)
Fixed priced sales contracts	4/2009 through 12/2011	48.7	$17.4
Regional premium swap contracts(1)	4/2009 through 12/2012	216.6	$(1.5)

		Notional
		Amount of
		Contracts	Fair
Foreign Currency	Period	(mm)	Value
Pound Sterling —
Fixed priced purchase contracts	4/2009 through 9/2009	£28.3	$(10.2)
Euro —
Fixed priced purchase contracts	4/2009 through 3/2010	€4.0	$(.7)
Krona—
Fixed priced purchase contracts	4/2009 through 9/2009	Kr12.4	$(.5)

		Notional
		Amount of
		Contracts	Fair
Energy	Period	(mmbtu)	Value
Natural gas —
Fixed priced purchase contracts(2)	4/2009 through 12/2009	1,520,000	$(4.5)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Regional premiums represent the premium over the LME price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

(2)	As of March 31, 2009, the Company’s exposure to increases and decreases in natural gas prices had been substantially limited for approximately 61% of the natural gas purchases for April 2009 through June 2009, approximately 55% of natural gas purchases for July 2009 through September 2009 and approximately 45% of the natural gas purchases for October 2009 through December 2009.
     The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated balance sheets (See Note 6). As more fully discussed in Note 1, the Company reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). The realized and unrealized gains (losses) for the quarters ended March 31, 2009 and 2008 were as follows:

	Quarters ended March 31,
	2009	2008
Realized gains (losses):
Aluminum	$(5.6)	$2.8
Foreign currency	(6.5)	.2
Natural gas	(4.3)	(.6)

Total realized gains (losses)	$(16.4)	$2.4

Unrealized gains (losses):
Aluminum	$(9.0)	$30.6
Foreign currency	4.3	1.0
Natural gas	.4	1.3

Total unrealized gains (losses)	$(4.3)	$32.9

     Both realized and unrealized gains (losses) on derivative instruments are included in Cost of products sold, excluding depreciation, amortization and other items, for both periods presented.
     All of the Company’s derivative contracts contain credit-risk related contingencies. If the fair value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the fair value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to the counterparty. At March 31, 2009, the Company had $16.4 of margin deposits with its counterparties as a result of the credit-risk related contingency features.
13. Earnings Per Share
     On January 1, 2009, the Company adopted FSP EITF 03-6-1. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are treated as participating securities and are included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS No. 128. Certain of the Company’s unvested share-based payment awards contain nonforfeitable rights to dividends and dividend equivalents. Upon adoption of FSP EITF 03-6-1, the Company used the two-class method in the computation of earnings per share for the quarter ended March 31, 2009 and retrospectively adjusted its earnings per share data for the quarter ended March 31, 2008 to conform with the provisions in FSP EITF 03-6-1.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Basic and diluted earnings per share using the two-class method for the quarters ended March 31, 2009 and 2008 were calculated as follows:

	Quarter
	Ended March 31,
	2009	2008
Numerator:
Net Income	$3.8	$39.1
Less: net income attributable to participating securities (1)	(.1)	(1.1)

Net income available to common stockholders	$3.7	$38.0

Denominator:
Weighted-average common shares outstanding — Basic	19,492,215	20,031,744

Weighted-average common shares outstanding — Diluted	19,492,215	20,031,744

Income per common share:
Basic	$.19	$1.90
Diluted	$.19	$1.90

(1)	Net income attributable to participating securities includes both distributed and undistributed net income. Distributed net income attributed to participating securities represents dividend and dividend equivalents declared on the participating securities that the Company expects to ultimately vest. Distributed net income to participating securities was $.1 for each of the quarters ended March 31, 2009 and March 31, 2008. Undistributed net income attributed to participating securities was zero and $1.0 for the quarters ended March 31, 2009 and 2008, respectively. For the quarter ended March 31, 2009, there was no undistributed net income to participating securities as dividends for the quarter exceeded net income. For the quarter ended March 31, 2008, undistributed net income was apportioned to common stockholders and participating securities based on the weighted average number of each class of securities outstanding during the period as a percentage of the combined weighted average number of these securities outstanding during the period. For the quarter ended March 31, 2008, undistributed net income apportioned to the participating securities represented approximately 3% of total undistributed net income.
     In computing the diluted weighted average common shares outstanding for the quarters ended March 31, 2009 and 2008, the Company used the two-class method assuming that participating securities are not exercised, vested or converted. The Company included the dilutive effect of stock options in calculating the diluted weighted average common shares. Options to purchase 22,077 and 25,137 common shares at an average exercise price per share of $80.01 were outstanding at March 31, 2009 and 2008, respectively. The potential dilutive effect of such shares was zero for each of the quarters ended March 31, 2009 and 2008.
     During the quarters ended March 31, 2009 and 2008, the Company paid a total of $4.8, or $.24 per common share, and $3.7, or $.18 per common shares, respectively, in cash dividends to stockholders and in dividend equivalents to the holders of restricted stock, to the holders of restricted stock units and to the holders of performance shares with respect to one half of the performance shares.
14. Segment and Geographical Area Information
     The Company’s primary line of business is the production of fabricated aluminum products. In addition, the Company owns a 49% interest in Anglesey (see Note 3).
     The Company’s continuing operations are organized and managed by product type and include two operating segments of the aluminum industry and the Corporate segment. The aluminum industry segments consist of: Fabricated Products and Primary Aluminum. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications. The Primary Aluminum segment produces, through its investment in Anglesey, commodity grade products as well as value-added products such as ingot and billet, for which the Company receives a premium over normal commodity market prices, and conducts hedging activities in respect of the Company’s exposure to primary aluminum price risk. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial information by operating segment for the quarters ended March 31, 2009 and 2008 is as follows:

	Quarter
	Ended March 31,
	2009	2008
Net Sales:
Fabricated Products	$240.8	$349.2
Primary Aluminum	25.1	49.8

	$265.9	$399.0

Segment Operating Income (Loss):
Fabricated Products	$14.0	$40.0
Primary Aluminum	4.3	40.6
Corporate and Other	(11.1)	(12.4)
Other Operating Charges, Net	—	(.1)

Total operating income	$7.2	$68.1
Interest expense	(.2)	(.2)
Other income (expense), net	(.1)	.6

Income before income taxes	$6.9	$68.5

	Quarter
	Ended March 31,
	2009	2008
Depreciation and Amortization:
Fabricated Products	$4.1	$3.5
Corporate and Other	—	—

	$4.1	$3.5

Capital expenditures, net of change in accounts payable:
Fabricated Products	$22.2	$15.0
Corporate and Other	—	—

	$22.2	$15.0

	March 31,	December 31,
	2009	2008
Segment assets:
Fabricated Products	$451.1	$498.8
Primary Aluminum(1)	73.9	99.9
Corporate and Other(2)	544.8	546.7

	$1,069.8	$1,145.4

(1)	Primary Aluminum includes the Company’s derivative assets.

(2)	Corporate and Other includes all of the Company’s Cash and cash equivalents, Net assets in respect of VEBA and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter
	Ended March 31,
	2009	2008
Income Taxes Paid:
United States	$—	$.1
Canada	.3	1.2

	$.3	$1.3

15. Restructuring costs and other charges
     In December 2008, the Company announced plans to close operations at its Tulsa, Oklahoma facility and significantly reduce operations at its Bellwood, Virginia facility. The Tulsa and Bellwood facilities primarily produce extruded seamless tube and rod and bar products sold principally to service centers for general engineering applications. The operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. As a result, the Company incurred restructuring costs and other charges of $8.8 during the fourth quarter of 2008, of which $4.5 was related to involuntary employee terminations and $4.3 related to asset impairment. Additional charges of $1.2 were recorded during the quarter ended March 31, 2009. The charges consisted primarily of contract termination facility shut-down costs. All restructuring costs and other charges were incurred and recorded in the Company’s Fabricated Products segment.
     The following table summarizes the Company’s restructuring activities in 2009:

	Employee	Facility
	Termination	related
	Costs	costs	Total
Restructuring obligations at December 31, 2008	$4.5	$—	$4.5
Restructuring costs and other charges	.2	.4	.6
Cash payments	(2.1)	(.4)	(2.5)

Restructuring obligations at March 31, 2009	$2.6	$—	$2.6

16. Supplemental cash flow information

	Quarter
	Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $.5 and zero, respectively	$—	$.2

Income taxes paid	$.3	$1.3

Supplemental disclosure of non-cash transactions:
Dividend declared and unpaid	$—	$3.7

17. Subsequent events
     On April 14, our Board of Directors declared a quarterly cash dividend of $.24 per common share to stockholders of record at the close of business on April 27, 2009, payable on May 15, 2009.
     On April 8, 2009, the Company reached a definitive bargaining agreement with the USW regarding the Company’s Chandler, Arizona plant employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1, “Financial Statements,” of this Report.
     This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008, identifies other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in six sections:
•	Overview;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments, and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies; and

•	New Accounting Pronouncements.
     We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2008.
     In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period to period, (i) are particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as fluctuations in underlying metal prices, natural gas prices, and currency exchange rates.
Overview
     We are a leading producer of fabricated aluminum products for aerospace / high strength, general engineering and custom automotive and industrial applications. In addition, we own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates an aluminum smelter in Holyhead, Wales.

     We have two reportable operating segments, Fabricated Products and Primary Aluminum, and a Corporate segment. The Fabricated Products segment is comprised of all of the operations within the fabricated aluminum products industry including ten fabricating facilities in North America at March 31, 2009. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications.
     The Primary Aluminum segment produces commodity grade products as well as value-added products such as ingot and billet, for which we receive a premium over normal commodity market prices, and conducts hedging activities in respect of our exposure to primary aluminum price risk.
     Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the market segments in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. During 2008 and the first quarter of 2009, the markets for aerospace and high strength products in which we participate remained strong. However, demand for our products for general engineering and custom automotive and industrial applications dramatically declined in the final months of 2008 and the first quarter of 2009, reflecting weak end-use demand as well as inventory destocking by our customers and others in the value stream for our products.
     Primary aluminum prices fell significantly over the course of the last half of 2008 and the first quarter of 2009. The average London Metal Exchange, or LME, transaction price per pound of primary aluminum for the quarters ended March 31, 2009 and March 31, 2008 were $.62 and $1.24, respectively. At April 15, 2009, the LME transaction price per pound of primary aluminum was $.67. The Company’s Fabricated Products segment operates its business with an intent to remain neutral to primary aluminum price changes by passing such price changes on to its customers or, to the extent it has firm price contracts, hedging such exposures to primary aluminum prices with counterparties. Our Primary Aluminum segment, however, is impacted more directly by changes in primary aluminum prices.
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
Highlights of the Quarter Ended March 31, 2009 include:
•	Fabricated Products segment shipments of 109 million pounds, reflecting record aerospace and high strength product shipments, mitigated by softness in the ground transportation and industrial application markets.

•	Consolidated net income of $3.8 million, or $.19 per diluted share, which includes $9.3 million of lower of cost or market inventory write-downs, $4.3 million of pre-tax, non-cash mark-to-market losses on our derivative positions, $1.2 million of restructuring charges relating to 2008 restructuring involving the closure of our Tulsa, Oklahoma facility and curtailment of operations at our Bellwood, Virginia facility, and $.6 million of impairment charges relating to our investment in Anglesey.

•	Cash generated from operations of $66.0 million reflecting the benefit of working capital management.

•	Dividend payment on February 13, 2009 of $4.8 million, or $.24 per common share, to stockholders of record at the close of business on January 26, 2009; and subsequent to the end of the first quarter, declaration of a dividend of $.24 per common share on April 14, 2009 to stockholders of record at the close of business on April 27, 2009, which will be paid on May 15, 2009.

•	Repayment of $36.0 million of borrowing under the Revolving Credit Facility leaving no outstanding borrowings and borrowing availability of $170.9 million at March 31, 2009.

•	Announcement in January 2009 of the expected full curtailment of the Anglesey smelting operations in September 2009 and the continued impairment of our investment in Anglesey.

Results of Operations
   Consolidated Selected Operational and Financial Information
     The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and average sales prices).
     The following data should be read in conjunction with our interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended
	March 31,
	2009	2008
	(In millions of dollars, except
	shipments and average sales price)
Shipments (millions of pounds):
Fabricated Products	109.0	151.8
Primary Aluminum	36.2	37.0

	145.2	188.8
Average Realized Third Party Sales Price (per pound):
Fabricated Products(1)	$2.21	$2.30
Primary Aluminum(2)	$.69	$1.35
Net Sales:
Fabricated Products	$240.8	$349.2
Primary Aluminum	25.1	49.8

Total Net Sales	$265.9	$399.0
Segment Operating (Loss) Income:
Fabricated Products(3)(4)	$14.0	$40.0
Primary Aluminum(5)	4.3	40.6
Corporate and Other	(11.1)	(12.4)
Other Operating Benefits (Charges), Net	—	(.1)

Total Operating Income	$7.2	$68.1
Net Income	$3.8	$39.1
Capital Expenditures, (net of change in accounts payable)	$22.2	$15.0

(1)	Average realized prices for the Company’s Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Average realized prices for the Company’s Primary Aluminum segment exclude derivative gains/ losses.

(3)	Fabricated Products segment operating results for the quarter ended March 31, 2009 include a non-cash last-in, first-out (“LIFO”) inventory benefit of $11.2 million, and metal losses of approximately $15.5 million. Also included in the Fabricated Products segment operating results for the quarter ended March 31, 2009 were $9.3 million of lower of cost or market inventory write-down and $1.2 million of restructuring charges relating to the December 2008 restructuring plan involving our Tulsa, Oklahoma and Bellwood, Virginia facilities. Fabricated Products segment operating results for the quarter ended March 31, 2008 include a non-cash LIFO inventory charge of $14.4 million, and metal gains of approximately $11.4 million.

(4)	Fabricated Products segment includes non-cash mark-to-market gains on natural gas and foreign currency hedging activities totaling $.5 million and $1.8 million in the quarters ended March 31, 2009 and 2008, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

(5)	Primary Aluminum segment includes non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $(9.0) million and $30.5 million and on foreign currency derivatives totaling $4.2 million and $.6 million for the quarters ended March 31, 2009 and 2008, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
     Summary. We reported net income of $3.8 million for the quarter ended March 31, 2009 compared to net income of $39.1 million for the quarter ended March 31, 2008. Both quarters include a number of non-run-rate items that are more fully explained in the sections below.
     Our operating income for the quarter ended March 31, 2009 was $7.2 million compared to $68.1 million for the quarter ended March 31, 2008. Included in the operating income for the quarter ended March 31, 2009 were (i) $9.3 million of lower of cost or market inventory write-down and (ii) $4.3 million of unrealized mark-to-market losses on our derivative positions as a result of the decrease in metal prices, partially offset by increases in the value of currency-related derivative positions. Included in the operating income for the quarter ended March 31, 2008 was $32.9 million of unrealized gains on our derivative positions.
     Net Sales. We reported Net sales in the quarter ended March 31, 2009 of $265.9 million compared to $399.0 million in the quarter ended March 31, 2008. As more fully discussed below, the decrease in revenues during the quarter ended March 31, 2009 is primarily the result of a 28% decrease in our Fabricated Products segment shipment volume, a 4% decrease in Fabricated Products segment realized prices, and a 49% decrease in Primary Aluminum segment pricing. The decrease in Fabricated Products segment prices reflects the pass-through to customers of lower underlying hedged alloyed metal prices, largely offset by an increase in value-added revenue per pound. Increases or decreases in primary aluminum market prices do not necessarily directly translate to increased or decreased profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products firm price sales agreements limit our losses as well as gains from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items for the quarter ended March 31, 2009 totaled $225.6 million, or 85% of Net sales, compared to $308.5 million, or 77% of Net sales, in the quarter ended March 31, 2008. Included in Cost of products sold, excluding depreciation, amortization and other items were $4.3 million non-cash mark-to-market losses on our derivative positions in the quarter ended March 31, 2009. Included in Cost of products sold, excluding depreciation, amortization and other items were $32.9 million non-cash mark-to-market gains on our derivative positions in the quarter ended March 31, 2008. See Segment Information below for a detailed discussion of the comparative results of operations for the quarters ended March 31, 2009 and 2008.
     Lower of Cost or Market Inventory Write-down. We recorded a lower of cost or market inventory write-down of $9.3 million in the quarter ended March 31, 2009 as a result of declining metal prices.
     Impairment of Investment in Anglesey. Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through September 2009. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter, but has been unable to reach a feasible solution. In January 2009, we announced that we expect Anglesey to fully curtail its smelting operations at the end of September 2009, when its current power contract expires. Although Anglesey will continue to pursue alternative sources of affordable power, as of the filing date of this Report no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey continues to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations and the production of anodes for use by other smelting facilities. Taking into account Anglesey’s inability to obtain affordable power, the resulting expected curtailment of smelting operations, the growing uncertainty with respect to the future of Anglesey’s operations, and Anglesey’s expected cash requirements for redundancy and pension payments, we do not expect to receive any dividends from Anglesey in the foreseeable future and, as a result, we fully impaired the investment in Anglesey during the fourth quarter of 2008. During the quarter ended March 31, 2009, we recorded an additional $.6 million impairment charge relating to the investment in Anglesey.

     Restructuring Costs and Other Charges. In December 2008, we announced plans to close our Tulsa, Oklahoma facility and to curtail operations at our Bellwood, Virginia facility. During the quarter ended March 31, 2009, we recorded $1.2 million in restructuring charges primarily related to contract termination costs and other costs pertaining the December 2008 restructuring initiatives.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2009 was $4.1 million compared to $3.5 million for the quarter ended March 31, 2008. The increase is primarily the result of placing additional construction in progress into service throughout 2008.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $17.9 million in the quarter ended March 31, 2009 compared to $18.8 million in the quarter ended March 31, 2008.
     Other Operating Charges, Net. Other operating charges, net represents professional fees and expenses incurred after our emergence from chapter 11 bankruptcy which related directly to our reorganization. The amount incurred for the quarters ended March 31, 2009 and 2008 are insignificant.
     Interest Expense. Interest expense was $.2 million in each of the quarters ended March 31, 2009 and 2008.
     Other Income (Expense), Net. Other income (expense), net was $(.1) million in the quarter ended March 31, 2009, compared to $.6 million in the quarter ended March 31, 2008. The decrease was primarily related to lower interest income as a result of declining interest rates as well as a decrease in interest earning principal balance.
     Income Tax Provision. The income tax provision for the quarter ended March 31, 2009 was $3.1 million, or an effective tax rate of 45.0%. The effective tax rate for the quarter ended March 31, 2008 was approximately 43%. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2009 was primarily related to unrecognized tax benefits, including interest and penalties of $.4 million resulting in a 6.4% increase in the effective tax rate from the 2009 projected statutory rate.

  Derivatives
     In conducting our business, we use various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. We have historically entered into derivative transactions from time to time to limit our economic (i.e. cash) exposure resulting from (1) our anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas used in our production process, and (3) foreign currency requirements with respect to our cash commitments for equipment purchases and with respect to our foreign subsidiaries and affiliate. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the term of the derivative contract, significant unrealized, non-cash gains and losses may be recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset, after considering our liquidity requirements, through (i) counterparty credit lines, and (ii) the purchasing and/or use of options. From time to time, we may modify the terms of the derivative contracts based on operational needs.
     The fair value of our derivatives recorded on the Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 was a net liability of $63.9 million and $59.6 million, respectively. The primary reason for the increase in the net liability was the effect of a decrease in metal prices, partially offset by changes in outstanding foreign currency hedging positions, compared to December 31, 2008. These changes resulted in the recognition of $4.3 million of unrealized mark-to-market losses on derivatives for the quarter ended March 31, 2009, which we consider to be a non-run-rate item (see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statement” of this Report).
  Segment Information
     Our continuing operations are organized and managed by product type and include two operating segments and a Corporate segment. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2008. Segment results are evaluated internally by us before any allocation of Corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.
   Fabricated Products
     The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Fabricated Products segment:

	Quarter
	Ended March 31,
	2009	2008
Shipments (mm pounds)	109.0	151.8
Average realized third party sales price (per pound)	$2.21	$2.30
Net sales	$240.8	$349.2
Segment operating income	$14.0	$40.0
     Net sales of fabricated products decreased by 31% to $240.8 million for quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, primarily due to a 28% decrease in shipments and a 4% decrease in average realized prices. Shipments of products for aerospace and high-strength applications were 17% higher in the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, reflecting continued strong demand for such products as well as higher contractual aerospace plate shipments made possible by capacity added in October 2008. Shipments of general engineering products and automotive and custom industrial products declined 44% in the quarter ended March 31, 2009 as compared to the same quarter of 2008, reflecting weak ground transportation and other end-use demand as well as continued aggressive de-stocking by our service center customers and others in the value stream for general engineering and custom industrial and automotive products. The reduction in average realized prices reflected the pass through to customers of 24% lower underlying hedged, alloyed metal prices, offset by a 15% increase in value-added revenue per pound which was in part due to a higher proportion of higher value-added products within the mix of products shipped in the first quarter of 2009. The table below summarizes the components of the change in average realized sales price per pound (per pound):

	Quarter
	Ended March 31,
	2009	2008
Hedged cost of alloyed metal	$.86	$1.13
Average realized third party sales price	1.35	1.17

Average realized sales price	$2.21	$2.30

     The table below provides shipment and value-added revenue information for our three end-use product groupings for the quarters ended March 31, 2009 and 2008:

	Quarter
	Ended March 31,
	2009	2008
Shipments (mm lbs):
Aerospace and high strength products	46.0	39.3
General engineering products	41.0	71.7
All other products	22.0	40.8

	109.0	151.8
Value added revenue(1):
Aerospace and high strength products	$91.2	$80.9
General engineering products	39.3	66.4
All other products	16.2	30.1

	$146.7	$177.4
Value added revenue per pound:
Aerospace and high strength products	$1.98	$2.06
General engineering products	.96	.93
All other products	.74	.74

	$1.35	$1.17

(1)	Value added revenue represents net sales less hedged cost of alloyed metal.
     Recent trends that could affect the remaining quarters in 2009 include management’s expectation for relatively strong demand for aerospace and high strength products, although at levels lower than in the first quarter of 2009. Value-added revenue per pound for aerospace and high strength products could decline as the product mix shifts more towards plate and away from higher value-added sheet and coil, cold finish bar, and drawn tube. We anticipate armor plate demand to remain strong, although lower than the record levels of 2008. Significant uncertainty regarding weak demand from U.S. industrial markets is expected to affect our general engineering products during the rest of the year, although we believe the aggressive de-stocking by our customers may abate as service center inventories are at historic lows. Ground transportation end use demand is expected to remain weak for the remaining quarters of 2009.
     Operating income for the quarter ended March 31, 2009 was $14.0 million as compared to $40.0 million for the first quarter of 2008. Operating income for each of the quarters ended March 31, 2009 and 2008 includes several large non-run-rate items. These items are listed below (in millions of dollars):

	Quarter
	Ended March 31,
	2009	2008
Operating income	$14.0	$40.0

Impact to operating income of non-run-rate items:
Metal gains (losses) (before considering LIFO)	(15.5)	11.4
Non-cash LIFO benefits (charges)	11.2	(14.4)
Non-cash lower of cost or market inventory write-down	(9.3)	—
Mark-to-market gains on derivative instruments	.5	1.8
Restructuring charges	(1.2)	—

Total non-run-rate items	(14.3)	(1.2)

Operating income excluding non-run-rate items	$28.3	$41.2

     As noted above, operating income excluding identified non-run-rate items for the quarter ended March 31, 2009 was $28.3 million compared to $41.2 million for the same period in 2008. This reduction of $12.9 million reflects the following impacts:

1Q09 vs. 1Q08
Favorable
(unfavorable)
Sales impact	$(14.2)
Manufacturing inefficiencies (1)	(2.6)
Energy costs	2.3
Currency exchange related	1.7
Planned major maintenance	1.4
Depreciation expense	(.6)
Other	(.9)

(1)	Manufacturing inefficiencies were primarily related to variable costs which had not adjusted to lower shipment levels.
     Segment operating results also include a loss of $19.6 million and a gain of $9.9 million for the quarters ended March 31, 2009 and March 31, 2008, respectively, on intercompany hedging activities with the Primary Aluminum segment. These amounts eliminate in consolidation.
  Primary Aluminum
     The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Primary Aluminum segment:

	Quarter
	Ended March 31,
	2009	2008
Shipments (mm pounds)	36.2	37.0
Average realized third party sales price (per pound)	$.69	$1.35
Net sales	$25.1	$49.8
Segment operating income	$4.3	$40.6
     During the quarter ended March 31, 2009, third party net sales of primary aluminum decreased by 50%, primarily due to a 49% decrease in average realized pricing. The net sales and average realized sales prices do not consider the impact of hedging transactions.
     The following table recaps the major components of segment operating results for the current and prior year periods (in millions of dollars) and the discussion following the table addresses the primary factors leading to the differences. Many of these factors indicated are subject to significant fluctuation from period to period. See Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Quarter
	Ended March 31,
	2009	2008
Profit on metal sales (net of alumina sales) (1)	$—	$10.1
Anglesey (2)	.9	6.3
Impairment of investment in Anglesey	(.6)	—
Internal hedging with Fabricated Products(3)	19.6	(9.9)
Derivative settlements — Pounds Sterling(4)	(5.2)	.2
Derivative settlements — External metal hedging(4)	(5.6)	2.8
Mark-to-market gains (losses) on derivative instruments(4)(5)	(4.8)	31.1

	$4.3	$40.6

(1)	Operating income represents earnings on metal purchases from Anglesey and resold by us and on alumina purchases from third parties by us and sold to Anglesey. This is impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

(2)	Represents our share of earnings from Anglesey and foreign currency transaction gains (losses) relating to our settlement of trade payables to Anglesey denominated in Pounds Sterling.

(3)	Eliminates in consolidation.

(4)	Impacted by positions and market prices.

(5)	We consider mark-to-market gains and losses on derivative instruments to be non-run-rate income items.
     Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through September 2009. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter, but has been unable to reach a feasible solution. In January 2009, we announced that we expect Anglesey to fully curtail its smelting operations at the end of September 2009, when its current power contract expires. Although Anglesey will continue to pursue alternative sources of affordable power, as of the filing date of this Report, no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey continues to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations and the production of anodes for use by other smelting facilities. Taking into account Anglesey’s inability to obtain affordable power, the resulting expected curtailment of smelting operations, the growing uncertainty with respect to the future of Anglesey’s operations, and Anglesey’s expected cash requirements for redundancy and pension payments, we do not expect to receive any dividends from Anglesey in the foreseeable future and as a result, we fully impaired our 49% equity investment in Anglesey during the fourth quarter of 2008. For the quarter ended March 31, 2009, we determined again that we do not expect to receive any dividends and as such recorded another impairment charge of $.6 million relating to our investment in Anglesey.
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating below its production capacity during the latter half of 2008 until normal production was resumed in December 2008 and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Anglesey has property damage and business interruption insurance that is expected to cover financial losses (net of applicable deductibles). Anglesey received a partial insurance settlement in December 2008. In March 2009, Anglesey received another partial insurance settlement of $8.2 million, 49% of which (or $4.0 million) was included in the Anglesey category listed above. The timing and amount of any remaining insurance recovery is uncertain. The value of the insurance proceeds received by Anglesey during the quarter ended March 31, 2009 reflected in the Company’s equity income was fully impaired, as the Company does not expect to receive any such proceeds.

     For the remainder of 2009, we anticipate that the Primary Aluminum segment will be unfavorably impacted by approximately $10 million due to the impact of Pound Sterling exchange rates, assuming the Pound Sterling to US Dollar exchange rate remains at the current level. This risk reflects existing foreign currency derivative positions expiring in the second and third quarters of 2009 that, assuming we continue to impair our share of Anglesey’s earnings and receive no dividends from Anglesey, will no longer serve to hedge our Pound Sterling exchange rate risk with respect to our share of Anglesey’s income and cash flow. In addition, we anticipate that the Primary Aluminum segment will be favorably impacted by approximately $3 million due to the favorable ocean freight rate in our 2009 ocean freight contract as compared to the ocean freight rate in 2008.
  Corporate and Other
     Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments. Corporate operating expenses exclude Other operating charges, net discussed above.
     Corporate operating expenses for the quarter ended March 31, 2009 were $1.3 million lower than the quarter ended March 31, 2008. The decrease for the quarter ended March 31, 2009 is primarily related to (a) a $1.2 million decrease in short term incentive compensation accrual, (b) a $.9 million reduction in professional fees, primarily in audit fees, and (c) $.5 million decrease in workers compensation reserve as a result of an increase in the discount rate as well as revisions to previous estimates, partially offset by an increase in voluntary employee beneficiary association (“VEBA”) net periodic benefit cost of $1.5 million, which we consider to be a non-run-rate item.
Liquidity and Capital Resources
  Summary
     Cash and cash equivalents were $3.3 million as of March 31, 2009, up from $.2 million as of December 31, 2008. In addition to cash and cash equivalents, our revolving credit facility is a source of liquidity for operations. Borrowing on the revolving credit facility was $0 at March 31, 2009, down from $36 million at December 31, 2008. A significant reduction of working capital during the three months ended March 31, 2009 contributed to the repayment of revolving credit borrowings and the increase in cash and cash equivalents. Working capital, the excess of current assets over current liabilities, was $149.2 million as of March 31, 2009, down from $193.7 million as of December 31, 2008. The decrease in working capital is primarily driven by decreases in accounts receivables, inventories and current derivative assets partially offset by a decrease in accounts payable, and current derivative liabilities. The changes in derivative assets and liabilities did not affect cash.

     Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our liquidity is affected by restricted cash that is pledged as collateral for derivative contracts with our counterparties and for certain letters of credit or restricted to use for workers’ compensation requirements and other agreements. Short term restricted cash, included in Prepaid expenses and other current assets, totaled $.9 million and $1.4 million as of March 31, 2009 and December 31, 2008, respectively. Long term restricted cash, which was included in Other Assets, was $34.6 million and $35.4 million as of March 31, 2009 and December 31, 2008, respectively. Included in long term restricted cash at March 31, 2009 and December 31, 2008 were $16.4 million and $17.2 million, respectively, of margin call deposits with our counterparties relating to our derivative positions.
  Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for the quarters ended March 31, 2009 and 2008 (in millions of dollars):

	Quarter
	Ended March 31,
	2009	2008
Total cash provided by (used in):
Operating activities:
Fabricated Products	$67.4	$25.0
Primary Aluminum	14.6	(.6)
Corporate and Other	(16.0)	(26.9)

	$66.0	$(2.5)

Investing activities:
Fabricated Products	(22.2)	(15.0)
Primary Aluminum	.8	—
Corporate and Other	.5	—

	$(20.9)	$(15.0)

Financing activities:
Corporate and Other	(42.1)	(3.7)

	$(42.1)	$(3.7)

  Operating Activities
     Fabricated Products — During the quarter ended March 31, 2009, Fabricated Products operating activities provided $67.4 million of cash compared to the quarter ended March 31, 2008 when Fabricated Products operating activities provided $25.0 million of cash. Cash provided in the quarter ended March 31, 2009 was related primarily to decreased working capital and secondarily to operating income. Cash provided in the quarter ended March 31, 2008 was primarily related to operating income offset in part by increased working capital.
     Primary Aluminum — During the quarter ended March 31, 2009, Primary Aluminum operating activities provided approximately $14.6 million in cash compared to the quarter ended March 31, 2008, when Primary Aluminum operating activities used approximately $.6 million of cash. The cash flows in both periods are primarily attributable to our interest in and related to Anglesey and related hedging activities. Cash provided in the quarter ended March 31, 2009 was primarily due to operating income and a decrease in working capital. Cash used in the quarter ended March 31, 2008 was primarily due to an increase in working capital offset by operating income.
     Corporate and Other — Corporate and Other operating activities used $16.0 million of cash during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, when Corporate and Other operating activities used $26.9 million of cash. Cash outflows from Corporate and Other operating activities in the quarter ended March 31, 2009 primarily included $4.9 million of payments to the VEBAs, payments of $5.1 million in relation to our short term incentive program, and payments in respect of general and administrative costs. Cash outflows from Corporate and Other operating activities in the quarter ended March 31, 2008 primarily included $8.4 million of payments to the VEBAs, payments of $8.0 million in relation to our short term incentive program and payments in respect of general and administrative costs.

   Investing Activities
     Fabricated Products -— Cash used in investing activities for Fabricated Products was $22.2 million in the quarter ended March 31, 2009. This compares to the quarter ended March 31, 2008 when Fabricated Products investing activities used $15.0 million in cash. See “Capital Expenditures” below for additional information.
     Primary Aluminum — Investing activities in the Primary Aluminum segment is related to margin deposits required as cash collateral with our derivative counterparties. We received $.8 million of margin deposits back from the counterparties during the quarter ended March 31, 2009 as a result of an increase in our aggregate derivative fair value from December 31, 2008.
     Corporate and Other — Investing activities in the Corporate and Other segment is primarily related to a decrease in restricted cash.
   Financing Activities
     Corporate and Other — Cash used in the quarter ended March 31, 2009 was $42.1 million. The cash outflow was primarily related to the repayment of net borrowings under our revolving credit facility of $36.0 million and $4.8 million in cash dividends paid to stockholders. Cash used in the quarter ended March 31, 2008 was primarily related to cash dividends paid to stockholders.
  Sources of Liquidity
     Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and borrowing availability under our revolving credit facility. We believe funds generated from the expected results of operations, together with available cash and cash equivalents and borrowing availability under our revolving credit facility will be sufficient to finance expansion plans and strategic initiatives, which could include acquisitions, for at least the next fiscal year. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
     Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $265 million or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. Of the aggregate amount available under the revolving credit facility, a maximum of $60 million may be utilized for letters of credit. The revolving credit facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275 million. At March 31, 2009, the Company had $180.9 million available for borrowing and letters of credit under the revolving credit facility, of which $10.0 million was reserved for letters of credit, leaving $170.9 million for additional borrowing and letters of credit.
     Due to the non-cash charges and resulting net income impact in the fourth quarter of 2008, our revolving credit facility would have precluded payment of our normal quarterly dividend due to a limitation based on net earnings. As a result, on January 9, 2009, we and certain of our subsidiaries entered into an amendment pursuant to which the lenders agreed to permit us, among other things, to declare and pay dividends ratably with respect to our common shares in an aggregate amount not to exceed $25 million during any fiscal year, provided that no such dividends may be paid unless at the time of such payment and after giving effect thereto, (i) no default is continuing or would result therefrom and (ii) the borrowing availability under the revolving credit facility is at least $100 million. As part of the amendment we agreed to, among other things, an increase of the non-use commitment fee rate from 0.20% to 0.50% and an increase of the applicable interest rate margin. As noted above, borrowings under the revolving credit facility bear interest at a rate equal to a base rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then-remaining borrowing availability under the revolving credit facility. The amendment increases the specified variable percentages. The amendment also prohibits us from repurchasing our common shares.

     Amounts owed under the revolving credit facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make interest payments when due and breaches of covenants, representations and warranties set forth in the agreement.
     The revolving credit facility is secured by a first priority lien on substantially all of our assets and the assets of our US operating subsidiaries that are also borrowers thereunder. The amended revolving credit facility continues to place restrictions on our ability and certain of our subsidiaries to, among other things, incur debt, create liens, make investments, sell assets, undertake transactions with affiliates and enter into unrelated lines of business. At April 15, 2009, no borrowings were outstanding and there were approximately $10.0 million of outstanding letters of credit under the revolving credit facility.

  Capital Expenditures
A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. The following table presents our capital expenditures for the quarter ended March 31, 2009 and 2008 (in millions of dollars):

	Quarter
	Ended March 31,
	2009	2008
Heat treat expansion project (1)	$.6	$4.3
Rod, bar and tube value stream investments (2)	13.3	4.4
Other (3)	4.3	5.0
Capital expenditures in accounts payable	4.0	1.3

Total capital expenditures, net of change in accounts payable	$22.2	$15.0

(1)	We substantially completed the $139 million heat treat plate expansion project at our Trentwood facility in Spokane, Washington, in October 2008. This project significantly increased our heat treat plate production capacity and augmented our product offerings by increasing the thickness of heat treat stretched plate we can produce for aerospace, defense and general engineering applications.

(2)	In 2007, we announced a $91 million investment program in our rod, bar and tube value stream, including a facility to be located in Kalamazoo, Michigan. This investment program is expected to significantly improve the capabilities and efficiencies of our rod and bar and seamless extruded and drawn tube operations and enhance the market position of such products. We expect the facility in Kalamazoo, Michigan to be equipped with two extrusion presses and a remelt operation. Completion of this investment program is expected to occur by early 2010. We estimate that an additional $40 million to $50 million will be incurred in connection with this investment program in the remainder of 2009, some or all of which could be funded through third party financing sources.

(3)	Other capital spending was spread among most of our manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security.
     Total capital expenditures for Fabricated Products are currently expected to be in the $65 million to $75 million range for all of 2009 and are expected to be funded using cash from operations or borrowings under our revolving credit facility or other third party financing sources.
     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing or success of any such expenditures.
   Dividends
     During the first quarter of 2009, we paid a total of $4.8 million, or $.24 per common share, in cash dividends to our stockholders and in dividend equivalents to the holders of restricted stock, restricted stock units and the holders of performance shares with respect to half of the performance shares.
     On April 14, 2009, our Board of Directors declared a quarterly cash dividend of $.24 per common share to stockholders of record at the close of business on April 27, 2009, payable on May 15, 2009.
     Future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. We can give no assurance that any dividends will be declared or paid in the future. As discussed in “Sources of Liquidity” above, on January 9, 2009, we entered into an amendment to our revolving credit facility. Our revolving credit facility, as amended, restricts our ability to pay dividends. We may pay cash dividends only if we maintain $100 million in borrowing availability thereunder, and are not in default or would not be in default as a result of the dividend payment, and such dividends can not exceed $25 million during any fiscal year.

   Stock Repurchase Plan
     During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. We did not repurchase any of our common stock under this program during the quarter ended March 31, 2009. As of March 31, 2009, $46.9 million remained available for repurchases under the existing repurchase authorization.
     As discussed in the “Sources of Liquidity” above, in January 2009, we amended our revolving credit facility to permit continued quarterly dividend payments subject to certain conditions. The amendment also prohibits us from making share repurchases. As a result, we can no longer repurchase our common shares under our stock repurchase plan or otherwise, or withhold common shares to satisfy employee minimum statutory withholding obligations in connection with the vesting of equity awards under our compensation programs without lender approval.
   Environmental Commitments and Contingencies
     We are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws and regulations. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $8.8 million at March 31, 2009. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $11.9 million, primarily in connection with our ongoing efforts to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility in Spokane, Washington where we are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
     During the quarter ended March 31, 2009, we granted additional stock-based awards to certain members of management under our stock-based long term incentive plan (see Note 10 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
     With the exception of the stock-based awards granted in the quarter ended March 31, 2009, there has been no other material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2008. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for additional information regarding our contractual obligations, commercial commitments, and off-balance-sheet and other arrangements.
Critical Accounting Estimates and Policies
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

     Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2008. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our critical accounting estimates since the end of fiscal 2008.
New Accounting Pronouncements
     For a discussion of all recently issued accounting pronouncements, see “New Accounting Pronouncements” in Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
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
     Primary Aluminum. Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to customers. However, in certain instances, we do enter into firm price arrangements. In such instances, we do have price risk on anticipated primary aluminum purchases in respect of the customer orders. Total fabricated products shipments during the three months ended March 31, 2009 and 2008 for which we had price risk were (in millions of pounds) 47.4 and 60.4, respectively.
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
     In the first quarter of 2008 and for several prior years, the volume of fabricated products shipments with underlying primary aluminum price risk has been greater than our net exposure to primary aluminum price risk at Anglesey. As such, we have considered our access to Anglesey production overall to be a “natural” hedge against at least a portion of fabricated products firm metal-price risks. To the extent that firm price contracts from our Fabricated Products segment have exceeded the Anglesey-related primary aluminum shipments, the Company has used third party hedging instruments to reduce any net remaining primary aluminum price exposure related to fabricated products firm price arrangements.
     As a result of the expected curtailment of Anglesey’s production discussed in “Results of Operations, Segment Information — Primary Aluminum” above, the expectation that we will no longer receive dividends from Anglesey in the foreseeable future and the consequential impairment of our share of earnings of Anglesey, we believe our exposure to primary aluminum price risk with respect to our income and cash flow related to our share of Anglesey production, is largely eliminated. The “natural hedge” that Anglesey production provided against primary aluminum price fluctuations with respect to firm price contracts in our Fabricated Products segments is also eliminated. Accordingly, we currently use third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements, which may have an adverse effect on our financial position, results of operations and cash flows.

     At March 31, 2009, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the last nine months of 2009 and for the period 2010 through 2012 totaling approximately (in millions of pounds): 2009 — 126.4, 2010 — 90.2, 2011 — 76.6, and 2012 — 13.4.
     Foreign Currency. We, from time to time, will enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is our share of the costs of Anglesey that are sensitive to Pounds Sterling. We estimate that, before consideration of any hedging activities and any impairment of our share of the earnings of Anglesey, a US $0.01 increase (decrease) in the value of the Pound Sterling results in an approximate $.3 million (decrease) increase in our annual pre-tax operating income. We anticipate that Anglesey will fully curtail its smelting operations in September 2009, resulting in less than two full quarters of remaining exchange rate exposure as of March 31, 2009. Also, as we currently expect to continue to impair our share of Anglesey’s earnings, the Pound Sterling exchange exposure on Anglesey’s earnings will be effectively eliminated. As of March 31, 2009, we had forward purchase agreements for a total of 28.3 million Pounds Sterling for the months of April 2009 through September 2009. The majority of these agreements were entered into before it became evident that Anglesey expected to fully curtail its operations and we would expect to impair our share of earnings from Anglesey.
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmbtu) impacts our annual operating costs by approximately $3.6 million.
     We from time to time in the ordinary course of business enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of March 31, 2009, the Company’s exposure to increases and decreases in natural gas prices had been substantially limited for approximately 61% of the natural gas purchases for April 2009 through June 2009, approximately 55% of natural gas purchases for July 2009 through September 2009 and approximately 45% of the natural gas purchases for October 2009 through December 2009.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2008 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2008.
Item 1A. Risk Factors.
     Reference is made to Part I, Item 1A. “Risk Factor” included in our Annual Report on Form 10-K for the year ended December 31, 2008 for information concerning risk factors. There have been no material changes in the risk factors since December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
   None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits

10.1	Second Amendment to Senior Secured Revolving Credit Agreement, Consent and Facility Increase dated as of January 9, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 15, 2009, File No. 000-52105).

10.2	Summary of the Kaiser Aluminum Fabricated Products 2009 Short-Term Incentive Plan For Key Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

10.3	2009 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

10.4	2009 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

10.5	Kaiser Aluminum Corporation 2009 — 2011 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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
(Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: April 29, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Second Amendment to Senior Secured Revolving Credit Agreement, Consent and Facility Increase dated as of January 9, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 15, 2009, File No. 000-52105).

10.2	Summary of the Kaiser Aluminum Fabricated Products 2009 Short-Term Incentive Plan For Key Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

10.3	2009 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

10.4	2009 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

10.5	Kaiser Aluminum Corporation 2009 — 2011 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.