Form 10-Q
period 2009-06-30
KAISER ALUMINUM CORP
filed 2009-07-30
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Commission file number 0-52105
KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation) 27422 PORTOLA PARKWAY, SUITE 350, FOOTHILL RANCH, CALIFORNIA (Address of principal executive offices)	94-3030279 (I.R.S. Employer Identification No.) 92610-2831 (Zip Code)
Registrant’s telephone number, including area code:
(949) 614-1740
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filter, an accelerated filter, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     As of July 15, 2009, there were 20,276,571 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In millions of dollars, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14.6	$.2
Receivables:
Trade, less allowance for doubtful receivables of $.8 at June 30, 2009 and December 31, 2008	74.2	98.5
Due from affiliate	—	11.8
Other	3.1	17.5
Inventories	128.1	172.3
Prepaid expenses and other current assets	102.1	128.4

Total current assets	322.1	428.7
Property, plant, and equipment — net	323.6	296.7
Net asset in respect of VEBA	55.5	56.2
Deferred tax assets — net	295.7	313.3
Other assets	38.6	50.5

Total	$1,035.5	$1,145.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.7	$52.4
Accrued salaries, wages, and related expenses	30.2	41.2
Other accrued liabilities	57.2	113.9
Payable to affiliate	21.1	27.5

Total current liabilities	146.2	235.0
Net liability in respect of VEBA	15.9	14.0
Long-term liabilities	59.3	65.3
Revolving credit facility and other long-term debt	7.1	43.0

	228.5	357.3

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01, 90,000,000 shares authorized at both June 30, 2009 and December 31, 2008; 20,276,203 shares issued and outstanding at June 30, 2009 and 20,044,913 at December 31, 2008	.2	.2
Additional capital	964.9	958.6
Retained earnings	47.8	34.1
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 4,845,465 shares at both June 30, 2009 and December 31, 2008	(116.4)	(116.4)
Treasury stock, at cost, 572,706 shares at both June 30, 2009 and December 31, 2008	(28.1)	(28.1)
Accumulated other comprehensive loss	(61.4)	(60.3)

Total stockholders’ equity	807.0	788.1

Total	$1,035.5	$1,145.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$232.1	$413.5	$498.0	$812.5

Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	170.3	352.0	395.9	660.5
Lower of cost or market inventory write-down	—	—	9.3	—
Impairment of investment in Anglesey	1.2	—	1.8	—
Restructuring costs and other charges	5.1	—	6.3	—
Depreciation and amortization	4.3	3.7	8.4	7.2
Selling, administrative, research and development, and general	17.1	19.7	35.0	38.5
Other operating (benefits) charges, net	(.9)	.1	(.9)	.2

Total costs and expenses	197.1	375.5	455.8	706.4

Operating income	35.0	38.0	42.2	106.1
Other income (expense):
Interest expense	(.2)	(.3)	(.4)	(.5)
Other income (expense), net	—	.6	(.1)	1.2

Income before income taxes	34.8	38.3	41.7	106.8
Income tax provision	(15.2)	(15.5)	(18.3)	(44.9)

Net income	$19.6	$22.8	$23.4	$61.9

Earnings per share — Basic (Note 13):
Net income per share	$.97	$1.11	$1.16	$3.00

Earnings per share — Diluted (Note 13):
Net income per share	$.97	$1.11	$1.16	$3.00

Weighted-average number of common shares outstanding (000):
Basic	19,538	20,042	19,506	20,034

Diluted	19,538	20,042	19,506	20,034

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Loss	Total
	(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2008	20,044,913	$.2	$958.6	$34.1	$(116.4)	$(28.1)	$(60.3)	$788.1
Net income	—	—	—	23.4	—	—	—	23.4
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(1.1)	(1.1)

Comprehensive income								22.3
Issuance of non-vested shares to employees	196,829	—	—	—	—	—	—	—
Issuance of common shares to employees in lieu of cash bonus	15,674	—	.3	—	—	—	—	.3
Issuance of common shares to directors	3,734	—	.1	—	—	—	—	.1
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	20,721	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(5,668)	—	—	—	—	—	—	—
Cash dividends on common stock	—	—	—	(9.7)	—	—	—	(9.7)
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	(.1)	—	—	—	—	(.1)
Amortization of unearned equity compensation	—	—	6.0	—	—	—	—	6.0

BALANCE, June 30, 2009	20,276,203	$.2	$964.9	$47.8	$(116.4)	$(28.1)	$(61.4)	$807.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$23.4	$61.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs of $.4 for the six months ended June 30, 2009 and $.1 for the six months ended June 30, 2008)	8.7	7.3
Deferred income taxes	17.6	35.8
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	.1	—
Non-cash equity compensation	6.1	5.8
Net non-cash LIFO (benefits) charges and lower of cost or market inventory write-down	(4.0)	30.3
Non-cash unrealized gains on derivative positions	(22.3)	(37.8)
Non-cash impairment charges	2.1	—
Equity in income of unconsolidated affiliate	(1.8)	(4.4)
Loss on disposition of property, plant and equipment	.1	—
Other non-cash changes in assets and liabilities	2.7	(.1)
Changes in assets and liabilities:
Decrease (increase) in trade and other receivables	38.7	(19.9)
Decrease in receivable from affiliate	11.7	9.5
Decrease (increase) in inventories, excluding LIFO charges and lower of cost or market write-down	48.2	(61.2)
Decrease (increase) in prepaid expenses and other current assets	1.6	(2.0)
(Decrease) increase in accounts payable	(13.6)	2.8
Decrease in other accrued liabilities	(28.7)	(15.3)
Decrease in payable to affiliate	(6.4)	(7.3)
Increase (decrease) in accrued income taxes	(.5)	.8
Net cash impact of changes in long-term assets and liabilities	2.9	(1.3)
Other	—	(.1)

Net cash provided by operating activities	86.6	4.8

Cash flows from investing activities:
Capital expenditures, net of change in accounts payable of $1.1 for the six months ended June 30, 2009 and $.6 for the six months ended June 30, 2008	(36.6)	(38.3)
Decrease (increase) in restricted cash	11.2	(.1)

Net cash used in investing activities	(25.4)	(38.4)

Cash flows from financing activities:
Borrowings under the revolver credit facility	90.3	—
Repayment of borrowings under the revolving credit facility	(126.3)	—
Financing costs	(1.1)	—
Excess tax (deficiency) benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(.1)	.2
Cancellation of common stock to cover employee tax withholding upon vesting of equity awards	—	(.5)
Cash dividend paid to stockholders	(9.7)	(7.4)

Net cash used in financing activities	(46.9)	(7.7)

Foreign currency impact on cash and cash equivalents	.1	—

Net increase (decrease) in cash and cash equivalents during the period	14.4	(41.3)
Cash and cash equivalents at beginning of period	.2	68.7

Cash and cash equivalents at end of period	$14.6	$27.4

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
     Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
     In certain circumstances, based on the terms of certain sales contracts which provide for periodic, such as quarterly or annual, billing throughout the contract, the Company may recognize revenue prior to billing the customer. At June 30, 2009 and December 31, 2008, the Company had $4.7 and $.1 of unbilled receivables, respectively, included within Trade receivables on the Company’s Consolidated Balance Sheets. A provision for estimated sales returns from and allowances to customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Earnings per Share. On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) were treated as participating securities and were included in the computation of earnings per share pursuant to the two-class method in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”). Upon adoption, the Company retrospectively adjusted its earnings per share data to conform to the provisions in FSP EITF 03-6-1. The retrospective application resulted in a $.03 and $.09 per share reduction in basic earnings per common share for the quarter and six months ended June 30, 2008, respectively, and a $.01 and $.04 per share reduction in diluted earnings per common share for the quarter and six months ended June 30, 2008, respectively (see Note 13).
     Basic earnings per share is computed by dividing distributed and undistributed earnings allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic shares outstanding in the Statements of Consolidated Income because such shares were irrevocably issued and have full dividend and voting rights. Diluted earnings per share is calculated as the more dilutive result of computing earnings per share under: (i) the treasury stock method or (ii) the two-class method (see Note 13).
     Stock-Based Compensation. The Company accounts for stock-based compensation plans at fair value. Stock based compensation is provided to employees, directors and a director emeritus. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The fair value of awards provided to the director emeritus is not material. The cost of the award is recognized as an expense over the period that the recipient provides service for the award. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight line method. The Company recognized compensation expense for the quarters ended June 30, 2009 and 2008 of $3.0 and $2.8, respectively, and for the six months ended June 30, 2009 and 2008 of $5.5 and $5.1, respectively, in connection with vested awards and non-vested stock, restricted stock units and stock options (see Note 10).
     The Company grants performance shares to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance measured over a three year performance period. The EVA is a measure of the excess of the Company’s pretax operating income for a particular year over a pre-determined percentage of the net assets of the immediately preceding year, as defined in the 2008-2010 and 2009-2011 Long-Term Incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three year performance periods. The Company accounts for these awards at fair value in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS No. 123R”). The fair value is measured based on the most probable outcome of the performance condition which is estimated quarterly using the Company’s plan and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three year performance periods on a ratable basis. The Company recognized compensation expense for the quarters ended June 30, 2009 and 2008 of $.7 and $.5, respectively, and for the six months ended June 30, 2009 and 2008 of $.7 and $.7, respectively, in connection with the performance shares.
     Realization of Excess Tax Benefits. The Company follows the tax law ordering approach in assessing the realization of excess tax benefits upon vesting of non-vested stock, restricted stock units and performance shares, exercising of stock options and payment of dividends on non-vested stock, restricted stock units and performance shares expected to vest. Under the tax law ordering approach, realization of excess tax benefits is determined based on the ordering provisions of the tax law. Current year deductions, which include the tax benefits from current year equity award activities, are used first before using the Company’s net operating loss (“NOL”) carryforwards from prior years. Under this method, Additional capital would be credited when an excess tax benefit is realized, creating an additional paid in capital pool, to absorb potential future tax deficiencies resulting from vesting of non-vested stock, restricted stock units and performance shares and from the exercise of stock options. During the six months ended June 30, 2009, the Company recorded a reduction of $.1 to a previously recorded excess tax benefit resulting

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from the vesting of non-vested stock, restricted stock units and from dividend equivalents paid to non-vested stock and restricted stock units expected to vest. This adjustment was reflected as a reduction to Additional capital.
     Restructuring Costs and Other Charges. Restructuring costs and other charges include employee severance and benefit costs, impairment of owned equipment to be disposed of and other costs associated with the exit activities. The Company applies the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) relating to one-time termination benefits. Severance costs accounted for under SFAS No. 146 are recognized when the Company’s management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. For owned facilities and equipment, impairment losses recognized are based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include costs to consolidate facilities or close facilities, terminate contractual commitments and relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. During the quarter and six months ended June 30, 2009, the Company recorded $5.1 and $6.3, respectively, of restructuring costs and other charges relating to employee termination and other personnel costs, and contract termination and other facility-related activities, in connection with the Company’s closure of its Tulsa, Oklahoma extrusion facility, significant reduction of operations at its Bellwood, Virginia facility, and streamlining its personnel infrastructure in other locations (See Note 15).
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation, derivative contracts, letters of credit and other agreements. Such amounts totaled $25.6 and $36.8 at June 30, 2009 and December 31, 2008, respectively. Of the restricted cash balance, $.9 and $1.4 were considered short term and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively, and $24.7 and $35.4 were considered long term and included in Other assets on the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively. Included in long-term restricted cash were $7.0 and $17.2 of margin call deposits with the Company’s derivative counterparties at June 30, 2009 and December 31, 2008, respectively (see Note 6).
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
     Concentration of credit risk. Financial arrangements, which potentially subject the Company to concentrations of credit risk consist of metal, currency, natural gas derivative contracts and cash arrangements related to its cash equivalents. If the market value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to the counterparty. The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in hedging activities as well as failure of counterparties to return cash collateral previously transferred to the counterparties. The counterparties to the Company’s derivative contracts are major financial institutions and the Company has not experienced nonperformance by any of its counterparties.
     The Company, in accordance with its loan covenants, places its cash in money market funds with high credit quality financial institutions which invest primarily in commercial paper of prime quality, short term repurchase agreements, and U.S. government agency notes. The Company has not experienced losses on its temporary cash investments.
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
     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$7.9	$—	$7.9
Aluminum option contracts	—	16.1	—	16.1
Canadian dollar and Pound Sterling forward contracts	—	0.1	—	0.1

Total	$—	$24.1	$—	$24.1

Derivative liabilities:
Aluminum swap contracts	$—	$(47.1)	$—	$(47.1)
Aluminum option contracts	—	(7.2)	—	(7.2)
Pound Sterling forward contract	—	(2.8)	—	(2.8)
Canadian dollar forward contract	—	(.5)	—	(0.5)
Euro dollar forward contracts	—	(.2)	—	(.2)
Krona forward contract	—	(.2)	—	(.2)
Natural gas swap contracts	—	(2.7)	—	(2.7)
Midwest premium swap contracts	—	—	(.6)	(.6)

Total	$—	$(60.7)	$(.6)	$(61.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2009:	$(1.1)
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation, amortization and other items	.2
Purchases, sales, issuances and settlements	.3
Transfers in and (or) out of Level 3	—

Balance at June 30, 2009	$(.6)

Total gains included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at June 30, 2009:	$.2

New Accounting Pronouncements
Recently adopted accounting pronouncements:
- FASB Staff Position FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS107-1”). During the quarter ended June 30, 2009, the Company adopted FSP FAS 107-1, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 did not have an impact on the consolidated financial statement disclosures.
- FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). Beginning April 1, 2009, the Company adopted FSP FAS 157-4, which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies, and includes additional factors for, determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. FSP FAS 157-4 instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of FSP FAS 157-4 and to quantify its effects, if practicable. The adoption of FSP FAS 157-4 did not have a material impact on the consolidated financial statements.
- Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”). During the quarter ended June 30, 2009, the Company adopted SFAS No. 165, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The adoption of SFAS No. 165 did not have a material effect on the financial statements.
Recently issued accounting pronouncements not yet adopted:
Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Heirarchy of Generally Accepted Accounting Principles (“SFAS No. 168”) was issued in June 2009. SFAS No. 168 establishes the FASB Accounting Standards Codification (“the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 will be effective for financial statements issued by the Company for interim and annual periods after September 15, 2009. On the effective date of the SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168. The Company currently anticipates that the adoption of SFAS No. 168 will have no effect on its consolidated financial statements as the purpose of the Codification is not to create new accounting and reporting guidance. Rather, the Codification is meant to simplify user access to all authoritative US GAAP. References to US GAAP in the Company’s published financial statements will be updated, as appropriate, to cite the Codification, following the effective date of SFAS No. 168.

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
     Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Fabricated Products segment —
Finished products	$38.8	$52.7
Work in process	42.9	57.5
Raw materials	30.6	48.1
Operating supplies and repairs and maintenance parts	13.5	13.2

	125.8	171.5

Primary Aluminum segment —
Primary aluminum	2.3	.8

	$128.1	$172.3

     The Company recorded net non-cash LIFO benefits of approximately $2.1 and $13.2 during the quarter and six months ended June 30, 2009, respectively. The Company recorded net non-cash LIFO charges of approximately $16.2 and $30.6 during the quarter and six months ended June 30, 2008, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.
     With the inevitable ebb and flow of business cycles, non-cash LIFO benefits (charges) will result when inventory levels and metal prices fluctuate. Further, lower of cost or market adjustments can occur when metal prices decline and margins compress. At December 31, 2008, due to the decline in the London Metal Exchange (“LME) price of primary aluminum, the Company recorded a $65.5 lower of cost or market inventory write-down to reflect inventory at market value. During the first three months of 2009, the Company recorded an additional lower of cost or market inventory write-down of $9.3 due to the continued decline in the LME price of primary aluminum. There were no lower of cost or market inventory write-downs during the quarter ended June 30, 2009 or the six months ended June 30, 2008.
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
     The following table shows a summary of Anglesey’s selected operating results for the quarters and six month periods ended June 30, 2009 and 2008:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net sales	$61.8	$91.7	$120.0	$181.2

Gross profit	$(.6)	$7.1	$3.0	$17.7

Net income	$2.4	$5.0	$4.1	$12.1

Company’s equity income(1)	$—	$3.2	$—	$6.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For the quarter and six months ended June 30, 2009, the Company’s equity income differs from 49% of the summary net income from Anglesey due primarily to an impairment charge that reduced the Company’s investment in Anglesey to zero. The Company began impairing its investment in Anglesey during the fourth quarter of 2008 (see further discussion regarding the impairment below). For the quarter and six months ended June 30, 2008, the Company’s equity income differs from 49% of the summary net income from Anglesey primarily due to (a) share based compensation adjustments of $.1 and $.2, respectively, relating to Anglesey’s separate reimbursement agreement with its parent (“Rio Tinto”) under Anglesey’s share based award arrangement, and (b) US GAAP adjustment relating to Anglesey’s CAROs (defined below in Note 4) in the amount of $(.3) and $(.7), respectively.
     At December 31, 2008, receivables from Anglesey were $11.8, all of which were received during the first quarter. No amounts were due from Anglesey at June 30, 2009. At June 30, 2009 and December 31, 2008, payables to Anglesey were $21.1 and $27.5, respectively.
     Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through the end of September 2009, at which time we expect Anglesey to fully curtail its smelting operations. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter. However, as of the filing date of this Report, no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey continues to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations. Taking into account (i) Anglesey’s inability to obtain affordable power, (ii) the resulting expected curtailment of smelting operations, (iii) the growing uncertainty with respect to the future of Anglesey’s operations, and (iv) Anglesey’s expected cash requirements for redundancy and pension payments, the Company concluded that it should not expect to receive any dividends from Anglesey in the foreseeable future and, as a result, the Company fully impaired the investment in Anglesey during the fourth quarter of 2008. For the quarter and six months ended June 30, 2009, the Company continued to believe that it should not expect to receive any dividends from Anglesey in the foreseeable future and, as such, continued to fully impair its investment in Anglesey. For the quarter and six months ended June 30, 2009, the Company recorded impairment charges of $1.2 and $1.8, respectively, relating to its investment in Anglesey.
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey operated below its production capacity during the latter half of 2008 until normal production resumed in December 2008 and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Anglesey has property damage and business interruption insurance that is expected to recover financial losses (net of applicable deductibles). Anglesey received a partial insurance settlement payment of $20.0 in December 2008 of which $10.0 was recorded as the Company’s equity income. During the first quarter of 2009, Anglesey received another partial insurance settlement of $8.2, 49% of which (or $4.0) was recorded as the Company’s equity income. Anglesey did not receive additional insurance settlements during the quarter ended June 30, 2009. The timing and the total amount of any remaining insurance recovery are uncertain. The value of the insurance proceeds received by Anglesey during the first quarter of 2009 reflected in the Company’s equity income was fully impaired, as the Company does not expect to receive any such proceeds.
4. Conditional Asset Retirement Obligations
     The Company has conditional asset retirement obligations (“CAROs”) at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings, or piping) at certain of the older plants if such plants were to undergo major renovation or be demolished. No plans currently exist for any such renovation or demolition of such facilities and the Company’s current assessment is that the most probable scenarios are that no material CARO will be triggered for 20 or more years.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the six months ended June 30, 2009. For the six months ended June 30, 2008, there was a revision to the estimated timing for certain future contingent costs recorded during the quarter ended June 30, 2008 that resulted in a $.1 charge to net income in that period. The Company’s results for the quarters ended June 30, 2009 and 2008 each reflect an accretion of the estimated liability of $.1 (recorded in Cost of products sold). In addition, the Company’s results for the six months ended June 30, 2009 and 2008 each reflect an accretion of the estimated liability of $.1 (recorded in Cost of products sold). The estimated fair value of the CAROs at June 30, 2009 was $3.4.
     Anglesey (see Note 3) also recorded CAROs of approximately $24.0 in its financial statements in prior years. The time period over which the fair value of CAROs is estimated under United Kingdom generally accepted accounting principles (“UK GAAP”) treatment applied by Anglesey is different from the time period over which the fair value of CAROs is estimated under the principles of Statement of Accounting Standards No. 143, Accounting for Asset Retirement Obligations or FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. As such, the resulting accretion expenses are different under UK GAAP and US GAAP. Accordingly, the Company adjusted its equity in earnings for Anglesey for the quarters ended June 30, 2009 and 2008 each by $.3, and for the six months ended June 30, 2009 and 2008 by $.6 and $.7, respectively, to reflect the impact of applying US GAAP with respect to the Anglesey CAROs.
     For purposes of the Company’s fair value estimates with respect to the CAROs, a credit adjusted risk free rate of 7.5% was used.
5. Property, Plant, and Equipment
     The major classes of property, plant, and equipment are as follows:

	June 30,	December 31,
	2009	2008
Land and improvements	$23.6	$22.8
Buildings	31.6	29.6
Machinery and equipment	239.9	211.0
Construction in progress	66.7	63.3

	361.8	326.7
Accumulated depreciation	(38.2)	(30.0)

Property, plant, and equipment, net	$323.6	$296.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The major components of Construction in progress were as follows:

	June 30,	December 31,
	2009	2008
Kalamazoo, Michigan facility (1)	$51.1	$23.0
Spokane, Washington facility (2)	.5	8.9
Other (3)	15.1	31.4

Total Construction in progress	$66.7	$63.3

(1)	The Kalamazoo, Michigan facility is planned to be equipped with two extrusion presses and a remelt operation. Completion of this investment program is expected to occur by early 2010.

(2)	The Company substantially completed the $139 million heat treat plate expansion project at its Trentwood facility in Spokane, Washington, in 2008.

(3)	Other construction in progress is spread among most of the Company’s manufacturing locations.
     As discussed in Note 15, the Company impaired certain assets in connection with the restructuring plans to shut down the Tulsa, Oklahoma facility and curtail operations at the Bellwood, Virginia location.
     For the quarters and six months ended June 30, 2009, the Company recorded depreciation expense of $4.2 and $8.3, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the quarters and six months ended June 30, 2008, the Company recorded depreciation expense of $3.7 and $7.2, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate segment for all such periods.
6. Supplemental Balance Sheet Information
     Trade Receivables. Trade receivables were comprised of the following:

	June 30,	December 31,
	2009	2008
Billed trade receivables	$70.3	$99.2
Unbilled trade receivables (Note 1)	4.7	.1

	75.0	99.3
Allowance for doubtful receivables	(.8)	(.8)

	$74.2	$98.5

     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets were comprised of the following:

	June 30,	December 31,
	2009	2008
Current derivative assets (Note 12)	$6.5	$32.2
Current deferred tax assets	83.9	84.1
Option premiums paid	7.0	5.3
Short term restricted cash	.9	1.4
Prepaid expenses	3.8	5.4

Total	$102.1	$128.4

     Other Assets. Other assets were comprised of the following:

	June 30,	December 31,
	2009	2008
Derivative assets (Note 12)	$7.5	$5.2
Option premiums paid	3.1	4.6
Restricted cash	24.7	35.4
Long term income tax receivables	1.5	4.4
Other	1.8	.9

Total	$38.6	$50.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other Accrued Liabilities. Other accrued liabilities were comprised of the following:

	June 30,	December 31,
	2009	2008
Current derivative liabilities (Note 12)	$40.9	$79.0
Current FASB Interpretation No. 48 (“FIN 48”) income tax liabilities	7.9	11.8
Accrued income taxes and other taxes payable	1.9	1.8
Accrued book overdraft — see below	—	4.0
Accrued annual VEBA contribution	—	4.9
Accrued freight	1.2	2.1
Environmental accrual	2.3	3.3
Other	3.0	7.0

Total	$57.2	$113.9

     The accrued book overdraft balance at June 30, 2009 and December 31, 2008 represents uncleared cash disbursements.
     Long-term Liabilities. Long-term liabilities were comprised of the following:

	June 30,	December 31,
	2009	2008
Derivative liabilities (Note 12)	$20.4	$27.9
FIN 48 income tax liabilities	11.6	10.0
Workers’ compensation accruals	15.9	15.9
Environmental accruals	6.3	6.3
Asset retirement obligations	3.4	3.3
Other long term liabilities	1.7	1.9

Total	$59.3	$65.3

7. Secured Debt and Credit Facilities
     Secured credit facility and long term debt consisted of the following:

	June 30,	December 31,
	2009	2008
Revolving Credit Facility	$—	$36.0
Other	7.1	7.0

Total	7.1	43.0
Less — Current portion	—	—

Long-term debt	$7.1	$43.0

     Revolving Credit Facility. At June 30, 2009, the Company had in place a Senior Secured Revolving Credit Agreement with a group of lenders providing for a $265.0 revolving credit facility (the “Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. Under the Revolving Credit Facility, the Company is able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of a stated amount of $265.0 or a borrowing base comprised of eligible accounts receivable, eligible inventory, and certain eligible machinery, equipment, and real estate, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased to up to $275.0 at the request of the Company.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations, and warranties. The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic operating subsidiaries that are also borrowers thereunder. The Revolving Credit Facility places restrictions on the ability of the Company and certain of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, repurchase shares, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business. At June 30, 2009, the Company was in compliance or has obtained a waiver in connection with all covenants contained in the Revolving Credit Facility.
     At June 30, 2009, based on the borrowing base determination in effect as of that date, the Company had $163.4 available for borrowing and letters of credit under the Revolving Credit Facility, of which $10.0 of letters of credit were outstanding, leaving $153.4 available for additional borrowing and letters of credit. There were no borrowings under the Revolving Credit Facility at June 30, 2009, but the interest rate applicable to any borrowings under Revolving Credit Facility would have been 4.75% at June 30, 2009.
     Other. As of June 30, 2009, the Company had a promissory note obligation (the “Note”) in the amount of $7.0 in connection with the purchase of real property of the Los Angeles, California facility. Interest is payable on the unpaid principal balance of the Note monthly in arrears on the outstanding principal balance at the prime rate, as defined in the Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on February 1, 2012 and the remaining $3.5 will be due on February 1, 2013. The Note is secured by a deed of trust on the property. For the six months ended June 30, 2009, the Company incurred $.2 in interest expense relating to the Note. The interest rate applicable to borrowings under the Note was 4.75% at June 30, 2009.
8. Income Tax Matters
     Tax Provision. The provision for income taxes for the quarters and six month periods ended June 30, 2009 and 2008 consisted of:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Domestic	$17.2	$12.6	$19.0	$38.8
Foreign	(2.0)	2.9	(.7)	6.1

Total	$15.2	$15.5	$18.3	$44.9

The income tax provision for the six months ended June 30, 2009 was $18.3, or an effective tax rate of 43.9%. The difference between the effective tax rate and the projected blended statutory tax rate was primarily related to the impact of a non-deductible compensation expense, resulting in an increase to the income tax rate of approximately 5.7%. This was partially offset by a reduction of unrecognized tax benefits, including interest and penalties, resulting in a 1.5% decrease in the effective tax rate.
     The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $1.1 currency translation adjustment that was recorded in Accumulated other comprehensive income.
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     At December 31, 2008, the Company had $878.6 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the United States. Such NOL carryforwards expire periodically through 2027. The Company also had $32.1 of other tax attributes, including $31.7 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax requirements. The remaining tax attributes are general business credits that will expire periodically through 2011.
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
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The audit of the Company’s federal income tax return for the 2004 tax year was completed in April 2008. The results of the audit did not have a material effect on the Company’s financial condition or results of operations. The Canada Revenue Agency audited and issued assessment notices for 1998 through 2001 for which Notices of Objection have been filed. In addition, the Canada Revenue Agency has audited and issued assessment notices for 2002 through 2004 and an expected payment of approximately $8.9 will be paid against previously accrued tax reserves in the third quarter of 2009. Certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
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
     The Company had gross unrecognized tax benefits of $16.7 and $15.8 at June 30, 2009 and December 31, 2008, respectively. The change during the quarter and six months ended June 30, 2009 was primarily due to currency fluctuations and the assessment by Canada Revenue Agency for the 2002 through 2004 income tax audit. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. The Company had approximately $8.2 and $9.4 accrued at June 30, 2009 and December 31, 2008, respectively, for interest and penalties. Of the $9.4 of total interest and penalties at December 31, 2008, $5.2 is included in current liabilities and $4.2 is included in Long-term liabilities in the Consolidated Balance Sheet. Of the $8.2 of total interest and penalties at June 30, 2009, $3.7 is included in current liabilities and $4.5 is included in Long-term liabilities in the Consolidated Balance Sheet. During the quarter and six months ended June 30, 2009, the Company reduced its liability for interest and penalties by approximately $2.4 and $2.0, respectively. During the six months ended June 30, 2009, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $1.1 currency translation adjustment that was recorded in Accumulated other comprehensive income, of which $.8 related to gross unrecognized tax benefits and $.3 related to accrued interest and penalties. The Company expects its gross unrecognized tax benefits to be reduced by $2.8 within the next twelve months related to a Canadian income tax audit.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of one dollar per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steelworkers, International Brotherhood of Teamsters, and International Association of Machinists at certain of our production facilities. The Company currently estimates that contributions will range from $2 to $4 per year.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at four of these production facilities ranging from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	A defined benefit plan for our salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2008, approximately 53% of the plan assets were invested in equity securities, 40% of plan assets were invested in debt securities and the remaining plan assets were invested in short term securities. The Company’s investment committee reviews and evaluates the investments portfolio. The asset mix target allocation on the long term investments is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short term securities.

•	A defined contribution savings plan for salaried and certain hourly employees providing for a concurrent match up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that the contributions to such plan will range from $4 to $6 per year.

•	A non-qualified defined contribution plan for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations imposed by the Internal Revenue Code.
     Postretirement Medical Obligations. As a part of the Company’s reorganization efforts, the Company’s postretirement medical plan was terminated in 2004. Participants were given the option of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), with the Company’s filing of its plan of reorganization as the qualifying event, or participation in the applicable VEBA (the Union VEBA or the VEBA that provides benefits for certain other eligible retirees and their surviving spouse and eligible dependents (the “Salaried VEBA”)). Qualifying bargaining unit employees who do not, or are not eligible to, elect COBRA coverage are covered by the Union VEBA. The Salaried VEBA covers all other retirees including employees who retired prior to the 2004 termination of the prior plan or who retire with the required age and service requirements so long as their employment commenced prior to February 2002. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control. Upon the Company’s emergence from chapter 11 bankruptcy on July 6, 2006, both the Salaried VEBA and the Union VEBA had rights to receive shares of the Company’s newly issued common stock (see Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). As of June 30, 2009, the Union VEBA and Salaried VEBA own approximately 23.9% and zero percent, respectively, of the Company’s outstanding common stock.
     As of the date of filing of this Report, the Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution which, with respect to the Union VEBA terminates for periods beginning after December 31, 2012. The amount to be contributed to the VEBAs through 2012 is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable within 120 days following the end of each fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with the SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements), whichever is earlier. At December 31, 2008, the Company had preliminarily determined that $4.2 and $.7 were owed to the Union VEBA and the Salaried VEBA, respectively, under the contribution obligation, which amounts were recorded in Other accrued liabilities in the Company’s Consolidated Balance Sheets with a corresponding increase/decrease in Net asset/liability in respect of VEBA. In March 2009, these amounts were paid to the VEBAs following the final determination of the contribution obligation. In addition, the Company is obligated to pay one-half of the administrative expenses of the Union VEBA, up to $.3, in each successive calendar year. During 2008, the Company paid $.3 in administrative expenses of the Union VEBA. No administrative expenses of the Union VEBA were paid for the six months ended June 30, 2009.
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
     Components of Net Periodic Benefit Cost and Cash Flow and Charges. The following tables present the components of net periodic benefit cost for the quarters and six month periods ended June 30, 2009 and 2008:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
VEBAs:
Service cost	$.6	$.4	$1.1	$.9
Interest cost	4.6	4.3	9.3	8.5
Expected return on plan assets	(5.2)	(5.2)	(10.4)	(10.3)
Amortization of prior service cost	.4	.2	.8	.4
Amortization of net loss	1.0	.1	1.9	.2

	1.4	(.2)	2.7	(.3)
Defined contribution plans	2.2	2.8	5.2	6.0

	$3.6	$2.6	$7.9	$5.7

     The following tables present the allocation of these charges:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Fabricated Products segment	$1.9	$2.5	$4.4	$5.2
Corporate and Other segment	1.7	.1	3.5	.5

	$3.6	$2.6	$7.9	$5.7

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
     Long term incentive plans
     General. On July 6, 2006, the 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”) became effective. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors and directors emeritus of the Company, are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016. No grants will be made after that date, but all grants made on or prior to that date will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination. In December 2008, the Company amended the Equity Incentive Plan to include a new French sub-plan in order to issue restricted stock units to eligible employees of the Company’s French subsidiary. Under the French sub-plan, the restriction period on the restricted stock units cannot be shorter than two years from the date of grant and the holder of such restricted stock units is not entitled to dividend equivalent payments in the event that the Company declares dividends on shares of its common stock. In June 2009, the Company amended the Equity Incentive Plan to clarify and confirm that directors emeritus are permitted to participate in the Equity Incentive Plan.
     Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, upon its effectiveness 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan. At June 30, 2009, 815,357 common shares were available for additional awards under the Equity Incentive Plan.
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for the quarters and six month periods ended June 30, 2009 and 2008 were as follows:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Service-based vested and non-vested common shares and restricted stock units	$2.9	$2.8	$5.3	$5.0
Performance shares	.7	.5	.7	.7
Service-based stock options	.1	—	.2	.1

Total compensation charge	$3.7	$3.3	$6.2	$5.8

     Non-vested Common Shares, Restricted Stock Units, and Performance Shares. In March 2009, the Company granted 180,696 non-vested common shares, 5,181 restricted stock units and 455,880 performance shares to executive officers and other key employees. The performance shares were granted under the 2009 — 2011 LTI Program.
     During the quarter ended June 30, 2009, the Company granted 1,778 non-vested common shares and 4,318 performance shares to a member of the senior management. In addition, the Company granted 13,920 non-vested common shares to its non-employee directors and issued an additional 3,734 common shares to non-employee directors who elected to receive shares of common stock in lieu of all or a portion of their annual cash retainers. The Company also granted 435 non-vested common shares to its director emeritus.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The non-vested common shares granted to executive officers and other members of senior management during the quarters ended March 31, 2009 and June 30, 2009 are subject to a vesting requirement that lapses in March 2012. The non-vested common shares granted to other key employees in March 2009 vest one-third on each of the first, second and third anniversaries of the grant date. The non-vested common shares granted to directors and a director emeritus in June 2009 are subject to a vesting requirement that lapses on June 2, 2010. The total grant date fair value of the non-vested shares issued, after assuming a forfeiture rate, is being amortized to expense over the various vesting period on a ratable basis.
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
     The performance shares, granted in March 2009 and May 2009, are subject to performance requirements pertaining to the Company’s average annual EVA measured over a three year performance period, 2009 through 2011. EVA is a measure of the Company’s pretax operating income for a particular year over a pre-determined percentage of net assets of the immediately preceding year, as defined in the 2009 — 2011 LTI Program. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares in 2012 will depend on the average annual EVA achieved during the three year performance period. The Company accounts for these awards at fair value in accordance with SFAS No. 123R. The total fair value to be recognized as compensation expense has been estimated based on the most probable outcome of the performance condition which is evaluated quarterly using the Company’s plan and actual results. The total fair value, based on the Company’s best estimate as of June 30, 2009, after assuming an estimated forfeiture rate, is being amortized to expense over the requisite service period of three years on a ratable basis.
     The fair value of the non-vested common shares, restricted stock units, and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the six months ended June 30, 2009 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
		Fair Value		Fair Value
	Shares	per Share	Units	per Unit
Outstanding at January 1, 2009	553,712	$47.79	2,969	$36.05
Granted	196,829	15.57	5,181	13.92
Vested	(29,572)	52.76	(254)	78.15
Forfeited	(5,668)	25.08	—	—

Outstanding at June 30, 2009	715,301	$38.87	7,896	$20.18

     A summary of the activity with respect to the performance shares for the six months ended June 30, 2009 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at January 1, 2009	89,951	$74.40
Granted	460,198	14.06
Vested	(20,467)	24.83
Forfeited	(21,468)	27.15

Outstanding at June 30, 2009	508,214	$23.75

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the six months ended June 30, 2008, 51,551 non-vested common shares were granted to employees and non-employee directors at the weighted-average grant date fair value per share of $72.21. Additionally, 702 shares of restricted stock units and 101,586 performance shares were granted to employees during this period at the weighted-average grant date fair value per share of $74.82 and $74.45, respectively. 26,189 non-vested common shares and 419 restricted stock units vested during the six months ended June 30, 2008.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of June 30, 2009, there was $6.0 of unrecognized compensation cost related to the non-vested common shares and the restricted stock units and $1.6 of unrecognized compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 1.7 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.3 years.
     Stock Options. As of June 30, 2009, the Company had 22,077 outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 and have a contractual life of ten years. The options vested one-third on April 3, 2008 and one-third on April 3, 2009, and will vest one-third on the third anniversary of the grant date. The weighted-average fair value of the options granted was $39.90 (see Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for key assumptions used in the Black Scholes pricing model). No new options were granted during the six months ended June 30, 2009.
     A summary of the Company’s stock option activity for the six months ended June 30, 2009 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Life	Value
			(In years)	(In millions)
Outstanding at January 1, 2009	22,077	$80.01	—	$—
Grants	—	—	—	—
Forfeited	—	—	—	—
Exercise	—	—	—	—

Outstanding at June 30, 2009	22,077	$80.01	7.75	$—

Fully vested and expected to vest at June 30, 2009	21,869	$80.01	7.75	$—

Exercisable at June 30, 2009	15,143	$80.01	7.75	$—

     At June 30, 2009, there was $.2 of unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 9 months.
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
     Environmental Contingencies. The Company and its subsidiaries are subject to a number of environmental laws, fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.
     Based on the Company’s evaluation of the existing environmental matters, the Company had environmental accruals totaling $8.7 at June 30, 2009. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $1.4 in 2009, $1.9 in 2010, $2.4 in 2011, $.9 in 2012, and $2.1 in 2013 and thereafter.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $16.8. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.
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
12. Derivative Financial Instruments and Related Hedging Programs
     In conducting its business, the Company uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. The Company has historically entered into derivative transactions from time to time to limit its economic (i.e., cash) exposure resulting from (i) its anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (ii) the energy price risk from fluctuating prices for natural gas used in its production process, and (iii) foreign currency requirements with respect to its cash commitments for equipment purchases and with respect to its foreign subsidiaries and affiliate. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash gains and losses are recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. The Company may also be exposed to margin calls, which the Company tries to minimize or offset through counterparty credit lines and/or use of options. From time to time, the Company may modify the terms of the derivative contracts based on operational needs.
     As a result of the expected curtailment of Anglesey’s smelting operations discussed in Note 3 of this Report, the Company believes its exposure to alumina and primary aluminum price risk with respect to the Company’s income and cash flow related to its share of Anglesey production is expected to decrease in the third quarter of 2009 and will likely be eliminated in the fourth quarter of 2009 and beyond.
     The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company does have price risk on its anticipated primary aluminum purchases in respect of the customer’s orders. The Company currently uses third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements.
     Total fabricated products shipments during the six months ended June 30, 2009 and 2008 that contained fixed price terms were (in millions of pounds) 91.3 and 127.7, respectively. At June 30, 2009, the Fabricated Products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anticipated purchases of primary aluminum during the last six months of 2009 and for the period 2010 through 2012 totaling approximately (in millions of pounds): 2009 — 82.1, 2010 — 90.3, 2011 — 76.6, and 2012 — 13.4.
     The following table summarizes the Company’s material derivative positions at June 30, 2009:

		Notional
		Amount of
		Contracts	Fair
Commodity	Period	(mmlbs)	Value
Aluminum —
Option purchase contracts	7/2009 through 12/2011	285.4	$8.8
Fixed priced purchase contracts	7/2009 through 12/2012	227.4	$(45.4)
Fixed priced sales contracts	7/2009 through 12/2011	70.7	$6.2
Regional premium swap contracts(1)	7/2009 through 12/2012	195.1	$(0.6)

		Notional
		Amount of
		Contracts		Fair
Foreign Currency	Period	(mm)		Value
Pound Sterling —
Fixed priced purchase contracts	7/2009 through 9/2009		£17.1	$(2.7)
Candian dollar —
Fixed priced purchase contracts	8/2009	C$	9.1	$(.5)
Fixed priced sales contracts	8/2009	C$	9.1	$.1
Euro —
Fixed priced purchase contracts	7/2009 through 3/2010		€3.5	$(.2)
Krona—
Fixed priced purchase contracts	7/2009 through 9/2009	Kr	6.3	$(.2)

		Notional
		Amount of
		Contracts	Fair
Energy	Period	(mmbtu)	Value
Natural gas —
Fixed priced purchase contracts(2)	7/2009 through 12/2009	940,000	$(2.7)

(1)	Regional premiums represent the premium over the LME price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

(2)	As of June 30, 2009, the Company’s exposure to increases and decreases in natural gas prices had been substantially limited for approximately 66% of natural gas purchases for July 2009 through September 2009 and approximately 53% of the natural gas purchases for October 2009 through December 2009.
     The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets (See Note 6). As more fully discussed in Note 1, the Company reflects changes in the market value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). The realized and unrealized gains (losses) for the quarters and six month periods ended June 30, 2009 and 2008 were as follows:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Realized gains (losses):
Aluminum	$(7.9)	$6.0	$(13.5)	$8.8
Foreign currency	(4.1)	.4	(10.6)	.6
Natural gas	(2.2)	1.1	(6.5)	.5

Total realized gains (losses)	$(14.2)	$7.5	$(30.6)	$9.9

Unrealized gains (losses):
Aluminum	$16.9	$1.2	$7.9	$31.8
Foreign currency	7.8	.8	12.1	1.9
Natural gas	1.9	2.9	2.3	4.1

Total unrealized gains (losses)	$26.6	$4.9	$22.3	$37.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Both realized and unrealized gains (losses) on derivative instruments are included in Cost of products sold, excluding depreciation, amortization and other items, for the periods presented.
     All of the Company’s derivative contracts contain credit-risk related contingencies. If the fair value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the fair value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to the counterparty. At June 30, 2009, the Company had $7.0 of margin deposits with its counterparties as a result of the credit-risk related contingency features.
13. Earnings Per Share
     On January 1, 2009, the Company adopted FSP EITF 03-6-1. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are treated as participating securities and are included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS No. 128. Certain of the Company’s unvested share-based payment awards contain nonforfeitable rights to dividends and dividend equivalents. Upon adoption of FSP EITF 03-6-1, the Company used the two-class method in the computation of earnings per share for the quarter and six months ended June 30, 2009 and retrospectively adjusted its earnings per share data for the quarter and six months ended June 30, 2008 to conform with the provisions in FSP EITF 03-6-1.
     Basic and diluted earnings per share using the two-class method for the quarters and six month periods ended June 30, 2009 and 2008 were calculated as follows:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Numerator:
Net Income	$19.6	$22.8	$23.4	$61.9
Less: net income attributable to participating securities (1)	(.6)	(.6)	(.7)	(1.7)

Net income available to common stockholders	$19.0	$22.2	$22.7	$60.2

Denominator:
Weighted-average common shares outstanding — Basic	19,537,848	20,041,886	19,505,611	20,034,423

Weighted-average common shares outstanding — Diluted	19,537,848	20,041,886	19,505,611	20,034,423

Income per common share:
Basic	$.97	$1.11	$1.16	$3.00
Diluted	$.97	$1.11	$1.16	$3.00

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Net income attributable to participating securities includes both distributed and undistributed net income. Distributed net income attributed to participating securities represents dividend and dividend equivalents declared on the participating securities that the Company expects to ultimately vest. Distributed net income to participating securities was $.1 for each of the quarters ended June 30, 2009 and 2008 and was $.3 and $.2 for the six months ended June 30, 2009 and 2008, respectively. Undistributed net income attributed to participating securities was $.4 and $.7 for the quarters ended June 30, 2009 and 2008, respectively, and $.4 and $1.8 for the six month periods ended June 30, 2009 and 2008, respectively. For the quarters and six month periods ended June 30, 2009 and 2008, undistributed net income was apportioned to common stockholders and participating securities based on the weighted average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. For the quarters and six month periods ended June 30, 2009 and 2008, undistributed net income apportioned to the participating securities represented approximately 3% of total undistributed net income.
     In computing the diluted weighted average common shares outstanding for the quarters and six month periods ended June 30, 2009 and 2008, the Company used the two-class method assuming that participating securities are not exercised, vested or converted. The Company included the dilutive effect of stock options in calculating the diluted weighted average common shares. Options to purchase 22,077 common shares at an average exercise price per share of $80.01 were outstanding at both June 30, 2009 and 2008. The potential dilutive effect of such shares was zero for each of the quarters ended June 30, 2009 and 2008 and zero for each of the six month periods ended June 30, 2009 and 2008.
     For the six months ended June 30, 2009 and 2008, the Company paid a total of $9.7, or $.48 per common share, and $7.4, or $.36 per common share, respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to one half of the performance shares.
14. Segment and Geographical Area Information
     The Company’s primary line of business is the production of semi-fabricated specialty aluminum products. In addition, the Company owns a 49% interest in Anglesey (see Note 3).
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial information by operating segment for the quarters and six month periods ended June 30, 2009 and 2008 is as follows:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net Sales:
Fabricated Products	$204.8	$359.2	$445.6	$708.4
Primary Aluminum	27.3	54.3	52.4	104.1

	$232.1	$413.5	$498.0	$812.5

Segment Operating Income (Loss):
Fabricated Products	$18.6	$42.9	$32.6	$82.9
Primary Aluminum	26.9	8.1	31.3	48.7
Corporate and Other	(11.4)	(12.9)	(22.6)	(25.3)
Other Operating Charges, Net	.9	(.1)	.9	(.2)

Total operating income	$35.0	$38.0	$42.2	$106.1
Interest expense	(.2)	(.3)	(.4)	(.5)
Other income (expense), net	—	.6	(.1)	1.2

Income before income taxes	$34.8	$38.3	$41.7	$106.8

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Depreciation and Amortization:
Fabricated Products	$4.2	$3.7	$8.3	$7.2
Corporate and Other	.1	—	.1	—

	$4.3	$3.7	$8.4	$7.2

Capital expenditures, net of change in accounts payable:
Fabricated Products	$14.4	$23.3	$36.6	$38.3
Corporate and Other	—	—	—	—

	$14.4	$23.3	$36.6	$38.3

	June 30,	December 31,
	2009	2008
Segment assets:
Fabricated Products	$455.5	$498.8
Primary Aluminum(1)	41.5	99.9
Corporate and Other(2)	538.5	546.7

	$1,035.5	$1,145.4

(1)	Primary Aluminum includes the Company’s derivative assets.

(2)	Corporate and Other includes all of the Company’s Cash and cash equivalents, Net assets in respect of VEBA and net deferred income tax assets.

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Income Taxes Paid:
Fabricated Products —
United States	$1.8	$1.8	$1.8	$1.9
Canada	.1	.8	.4	2.0

	$1.9	$2.6	$2.2	$3.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Restructuring costs and other charges
Fourth Quarter 2008 Restructuring Plans
     In December 2008, the Company announced plans to close operations at its Tulsa, Oklahoma facility and significantly reduce operations at its Bellwood, Virginia facility. The Tulsa, Oklahoma facility produced, and the Bellwood, Virginia produces, primarily extruded seamless tube and rod and bar products sold principally to service centers for general engineering applications. The operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. As a result, the Company incurred restructuring costs and other charges of $8.8 during the fourth quarter of 2008, of which $4.5 was related to involuntary employee terminations and $4.3 related to asset impairment. During the first quarter of 2009, the Company recorded additional charges of $1.2 in connection with these restructuring efforts, consisting primarily of contract termination and facility shut-down costs. Approximately $0.6 of the first quarter expense represents cash obligations, with the balance represented by non-cash charges. The restructuring efforts initiated during the fourth quarter of 2008 were substantially completed by the end of the first quarter of 2009.
All restructuring costs and other charges described above were incurred and recorded in the Company’s Fabricated Products segment.
Second Quarter 2009 Restructuring Plans
     In May 2009, the Company announced plans to: (i) further curtail operations at its Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products and (ii) shut down the Bellwood, Virginia facility temporarily during the month of July 2009, in response to planned shutdowns in the automotive industry and continued weak economic and market conditions. In addition, the Company reduced its personnel in certain other locations in the quarter ended June 30, 2009, in an effort to streamline costs. Approximately 85 employees were affected by the reduction in force, principally at the Bellwood location. In connection with the foregoing plans, the Company recorded restructuring costs and other charges of $5.1 in the second quarter of 2009. Of these charges, $4.8 were related to involuntary employee terminations and other personnel costs, and the remaining $0.3 were principally related to a non-cash asset impairment. Of the personnel-related costs recorded during the second quarter, approximately $0.8 represented incremental non-cash expense during the period, in connection with the accelerated vesting of previously granted share-based payments. The restructuring efforts initiated during the second quarter of 2009 are expected to be substantially completed by the end of the third quarter of 2009.
Of the $5.1 restructuring costs and other charges incurred in the quarter ended June 30, 2009, $4.2 were incurred and recorded in the Company’s Fabricated Products segment, with the remaining $0.9 incurred and reported in the Company’s Corporate segment.
     The following table summarizes the activity relating to cash obligations arising from the Company’s restructuring plans:

	Employee
	Termination
	and Other	Facility
	Personnel	related
	Costs	costs	Total
Restructuring obligations at December 31, 2008	$4.5	$—	$4.5
Cash restructuring costs and other charges:
Recorded in the quarter ended March 31, 2009 (1)	.2	.4	.6
Recorded in the quarter ended June 30, 2009 (2)	4.0	.1	4.1

Total cash restructuring costs and other charges recorded for the six months ended June 30, 2009	4.2	.5	4.7
Cash payments	(4.1)	(.5)	(4.6)

Restructuring obligations at June 30, 2009	$4.6	$—	$4.6

(1)	In connection with the fourth quarter 2008 restructuring plans described above.

(2)	In connection with the second quarter 2009 restructuring plans described above.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Supplemental cash flow information

	Six Months
	Ended June 30,
	2009	2008
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $1.0 and zero, respectively	$—	$.4

Income taxes paid	$2.2	$3.9

Supplemental disclosure of non-cash transactions:
Dividend declared and unpaid	$—	$5.0

Acquisition of leased equipment	$.1	$—

17. Subsequent events
     The Company has evaluated events subsequent to June 30, 2009 to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through July 29, 2009, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following item represents an event that merits disclosure herein:
     On July 15, 2009, the Company’s Board of Directors approved the declaration of a quarterly cash dividend of $.24 per common share to stockholders of record at the close of business on July 27, 2009, payable on August 17, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item., “Financial Statements” of this Report.
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
Overview
     We are a leading North American manufacturer of semi-fabricated specialty aluminum products for aerospace / high strength, general engineering and custom automotive and industrial applications. In addition, we own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates an aluminum smelter in Holyhead, Wales.

     We have two reportable operating segments, Fabricated Products and Primary Aluminum, and a Corporate segment. The Fabricated Products segment is comprised of all of our operations within the fabricated aluminum products industry including ten fabricating facilities in North America at June 30, 2009. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications.
     The Primary Aluminum segment, through our ownership interest in Anglesey, produces commodity grade products as well as value-added products such as ingot and billet, for which we receive a premium over normal commodity market prices, and conducts hedging activities in respect of our exposure to primary aluminum price risk.
     Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the market segments in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. Demand for our products for general engineering, custom automotive and industrial applications dramatically declined in the final months of 2008 and the first half of 2009, reflecting weak end-use demand. This, along with significant inventory de-stocking by our service center customers and others in the value stream, adversely impacted our shipments. Supply chain de-stocking and weak demand also had a significant adverse impact on our second quarter shipments of aerospace and high strength products, but we nonetheless benefited from incremental aerospace plate shipments under contracts enabled by the Trentwood expansion.
     Primary aluminum prices fell significantly over the course of the last half of 2008 and the first half of 2009. The average London Metal Exchange, or LME, transaction price per pound of primary aluminum for the six months ended June 30, 2009 and June 30, 2008 were $.65 and $1.29, respectively. The average LME transaction price per pound of primary aluminum for the quarter ended June 30, 2009 and June 30, 2008 was $.67 and $1.33, respectively. At July 15, 2009, the LME transaction price per pound of primary aluminum was $.74. The Company’s Fabricated Products segment operates its business with an intent to remain neutral to primary aluminum price changes by passing such price changes on to its customers or, to the extent it has firm price contracts, hedging such exposures to primary aluminum prices with counterparties.
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
     Highlights of the quarter ended June 30, 2009 include:
•	Fabricated Products segment shipments of 101 million pounds. Shipments of aerospace and high strength products sold to service centers were lower in the second quarter due to de-stocking and weaker demand, notwithstanding incremental contractual aerospace plate shipments. Segment shipments also continued to reflect softness in the ground transportation and industrial application markets.
•	Consolidated net income of $19.6 million, or $.97 per diluted share, which includes $26.6 million of pre-tax, non-cash mark-to-market gains on our derivative positions, $5.1 million of restructuring charges as noted below, and $1.2 million of additional impairment charges relating to our investment in Anglesey.
•	Announcement of plans to: (i) further curtail operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products and (ii) take a temporary shutdown in the Bellwood facility, during the month of July, in response to planned shutdowns in the automotive industry and continued weak economic and market conditions. Additionally, we streamlined headcount in other locations during the quarter, for cost efficiency. Restructuring charges of $5.1 million were recorded during the quarter in connection with these plans.
•	Cash generated from operations of $20.6 million; no borrowings under the Revolving Credit Facility as of June 30, 2009 and $153 million of borrowing capacity as of that date.
•	Dividend payment on May 15, 2009 of $4.8 million, or $.24 per common share, to stockholders of record at the close of business on April 27, 2009.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In millions of dollars, except
		shipments and average sales price)
Shipments (millions of pounds):
Fabricated Products	101.4	148.4	210.4	300.2
Primary Aluminum	36.5	36.8	72.7	73.8

	137.9	185.2	283.1	374.0

Average Realized Third Party Sales Price (per pound):
Fabricated Products (1)	$2.02	$2.42	$2.12	$2.36
Primary Aluminum (2)	$.75	$1.48	$.72	$1.41
Net Sales:
Fabricated Products	$204.8	$359.2	$445.6	$708.4
Primary Aluminum	27.3	54.3	52.4	104.1

Total Net Sales	$232.1	$413.5	$498.0	$812.5
Segment Operating Income:
Fabricated Products (3)(4)	$18.6	$42.9	$32.6	$82.9
Primary Aluminum (5)	26.9	8.1	31.3	48.7
Corporate and Other	(11.4)	(12.9)	(22.6)	(25.3)
Other Operating Benefits (Charges), Net	.9	(.1)	.9	(.2)

Total Operating Income	$35.0	$38.0	$42.2	$106.1
Net Income	$19.6	$22.8	$23.4	$61.9
Capital Expenditures, net of change in accounts payable	$14.4	$23.3	$36.6	$38.3

(1)	Average realized prices for the Company’s Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Average realized prices for the Company’s Primary Aluminum segment exclude derivative gains/ losses.

(3)	Fabricated Products segment operating results for the quarter and six months ended June 30, 2009 include a non-cash last-in, first-out (“LIFO”) inventory benefit of $2.1 million and $13.2 million, respectively, and metal losses of approximately $1.0 million and $16.5 million, respectively. Also included in the Fabricated Products segment operating results for the six months ended June 30, 2009 is a $9.3 million lower of cost or market inventory write-down recognized in the first quarter of 2009. The Fabricated Products segment operating results for the quarter and six months ended June 30, 2009 also include $4.2 million and $5.4 million, respectively, of restructuring charges relating to the restructuring plans principally involving our Tulsa, Oklahoma and Bellwood, Virginia facilities. Fabricated Products segment operating results for the quarter and six months ended June 30, 2008 include a non-cash LIFO inventory charge of $16.2 million and $30.6 million, respectively, and metal gains of approximately $15.5 million and $26.9 million, respectively.

(4)	Fabricated Products segment includes non-cash mark-to-market gains on natural gas and foreign currency hedging activities totaling $2.2 million and $2.7 million in the quarters ended June 30, 2009 and 2008, respectively. Fabricated Products segment includes non-cash mark-to-market gains on natural gas and foreign currency hedging activities totaling $2.7 million and $4.5 million in the six months ended June 30, 2009 and 2008, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

(5)	Primary Aluminum segment includes non-cash mark-to-market gains on primary aluminum hedging activities totaling $16.9 million and $1.2 million and on foreign currency derivatives totaling $7.5 million and $1.0 million for the quarters ended June 30, 2009 and 2008, respectively. Primary Aluminum segment includes non-cash mark-to-market gains on primary aluminum hedging activities totaling $7.9 million and $31.8 million and on foreign currency derivatives totaling $11.7 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
     Summary. We reported net income of $19.6 million for the quarter ended June 30, 2009 compared to net income of $22.8 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, we reported net income of $23.4 million compared to net income of $61.9 million for the six months ended June 30, 2008. Both quarters and six month periods include a number of non-run-rate items that are more fully explained in the sections below.
     Our operating income for the quarter ended June 30, 2009 was $35.0 million compared to $38.0 million for the quarter ended June 30, 2008. Included in the operating income for the quarter ended June 30, 2009 were $26.6 million of unrealized mark-to-market gains on our derivative positions. Included in the operating income for the quarter ended June 30, 2008 was $4.9 million of unrealized mark-to-market gains on our derivative positions. Our operating income for the six months ended June 30, 2009 was $42.2 million compared to $106.1 million for the six months ended June 30, 2008. Included in operating income for the six months ended June 30, 2009 were $22.3 million of unrealized mark-to-market gains on our derivative positions. Included in operating income for the six months ended June 30, 2008 were $37.8 million of unrealized mark-to-market gains on our derivative positions.
     Net Sales. We reported Net sales in the quarter ended June 30, 2009 of $232.1 million compared to $413.5 million in the quarter ended June 30, 2008. The decrease in revenues during the quarter ended June 30, 2009 is primarily the result of a 32% decrease in our Fabricated Products segment shipment volume, a 17% decrease in Fabricated Products segment realized prices, and a 49% decrease in Primary Aluminum segment pricing. The decrease in Fabricated Products segment prices primarily reflects the pass-through to customers of lower underlying hedged alloyed metal prices.
     For the six months ended June 30, 2009, we reported net sales of $498.0 million compared to $812.5 million for the six months ended June 30, 2008. The decrease in revenues during the six months ended June 30, 2009 is primarily the result of a 30% decrease in our Fabricated Products segment shipment volume, an 10% decrease in Fabricated Products segment realized prices, and a 49% decrease in Primary Aluminum segment pricing. The decrease in Fabricated Products segment prices reflects the pass-through to customers of lower underlying hedged alloyed metal prices, partially offset by an increase in value-added revenue per pound. Increases or decreases in primary aluminum market prices do not necessarily directly translate to increased or decreased profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products firm price sales agreements limit our losses as well as gains from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items for the quarter ended June 30, 2009 totaled $170.3 million, or 73% of Net sales, compared to $352.0 million, or 85% of Net sales, in the quarter ended June 30, 2008. Included in Cost of products sold, excluding depreciation, amortization and other items were $26.6 million and $4.9 million of non-cash mark-to-market gains on our derivative positions in the quarter ended June 30, 2009 and 2008, respectively.
     Cost of products sold, excluding depreciation, amortization and other items for the six months ended June 30, 2009 totaled $395.9 million, or 80% of Net sales, compared to $660.5 million, or 81% of Net sales, in the six months ended June 30, 2008. Included in Cost of products sold, excluding depreciation, amortization and other items were $22.3 million and $37.8 million of non-cash mark-to-market gains on our derivative positions in the six months ended June 30, 2009 and 2008, respectively. See “Segment Information” below for a detailed discussion of the comparative results of operations for the quarters and six month periods ended June 30, 2009 and 2008.
     Lower of Cost or Market Inventory Write-down We recorded a lower of cost or market inventory write-down of $9.3 million in the first quarter of 2009, as the result of declining metal prices. There were no lower of cost or market inventory write-downs during the quarter ended June 30, 2009 or during the six months ended June 30, 2008.
     Impairment of Investment in Anglesey. Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through the end of September 2009, at which time we expect Anglesey to fully curtail its smelting operations. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter. However, as of the filing date of this Report, no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey continues to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations. Taking into account (i) Anglesey’s inability to obtain affordable power, (ii) the resulting expected curtailment of smelting operations, (iii) the growing uncertainty with respect to the future of Anglesey’s operations, and (iv) Anglesey’s expected cash requirements for redundancy and pension payments, we concluded that we should not expect to receive any dividends from Anglesey in the foreseeable future and, as a result, fully impaired the investment in Anglesey during the fourth quarter of 2008. For the quarter and six months ended June 30, 2009, we continued to believe that we should not expect to receive any dividends from Anglesey in the foreseeable future and, as such, continued to fully impair our investment in Anglesey. For the quarter and six months ended June 30, 2009, we recorded impairment charges of $1.2 million and $1.8 million, respectively, relating to our investment in Anglesey.
     Restructuring Costs and Other Charges. In December 2008, we announced plans to close our Tulsa, Oklahoma facility and to curtail operations at our Bellwood, Virginia facility. During the first quarter of 2009, we recorded $1.2 million in restructuring charges primarily related to contract termination costs and other costs pertaining the December 2008 restructuring initiatives.
     In May 2009, we announced plans to (i) further curtail operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products and (ii) shut down in the Bellwood, Virginia facility temporarily during the month of July 2009, in response to planned shutdowns in the automotive industry and continued weak economic and market conditions. We also selectively reduced personnel at certain of our other locations. Approximately 85 employees were affected by the reduction in force, principally at the Bellwood, Virginia location. In connection with these restructuring plans, we recorded restructuring costs and other charges of $5.1 million in the second quarter of 2009. Of these charges, $4.8 million were related to involuntary employee terminations and other personnel costs, and the remaining $0.3 million were principally related to a non-cash asset impairment. Of the personnel-related costs recorded during the second quarter, approximately $0.8 million represented incremental non-cash expense during the period, in connection with the accelerated vesting of previously granted share-based payments. The restructuring efforts initiated during the second quarter of 2009 are expected to be substantially completed by the end of the third quarter of 2009.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2009 was $4.3 million compared to $3.7 million for the quarter ended June 30, 2008. Depreciation and amortization for the six months ended June 30, 2009 was $8.4 million compared to $7.2 million for the six months ended June 30, 2008. The increase is primarily the result of placing additional construction in progress into service throughout 2008.

     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $17.1 million in the quarter ended June 30, 2009 compared to $19.7 million in the quarter ended June 30, 2008. Selling, administrative, research and development, and general expense totaled $35.0 million in the six months ended June 30, 2009 compared to $38.5 million in the six months ended June 30, 2008. The decreases in selling, administrative, research and development and general expenses for the both the quarter ended June 30, 2009 and six months ended June 30, 2009, as compared to the corresponding period in 2008, is principally due to the net reductions in administrative expense within our Corporate and Other segment. See “Segment Information—Corporate and Other” below.
     Other Operating Benefits (Charges), Net. For the quarter and six months ended June 30, 2009, other operating benefits consisted primarily of the recovery of a pre-chapter 11 emergence obligation owed to us, for which we had previously fully-reserved against an expected collection. For the quarter and six months ended June 30, 2008, other operating charges represented professional fees and expenses incurred after our emergence from chapter 11 bankruptcy which related directly to our reorganization.
     Interest Expense. Interest expense was $.2 million in the quarter ended June 30, 2009, as compared to $.3 million for the quarter ended June 30, 2008. Interest expense was $.4 million for the six months ended June 30, 2009, as compared to $.5 million for the six month period ended June 30, 2008.
     Other Income (Expense), Net. Other income (expense), net was zero for the quarter ended June 30, 2009, as compared to $.6 million in the quarter ended June 30, 2008. Other income (expense), net was $(.1) million in the six months ended June 30, 2009, compared to $1.2 million in the six months ended June 30, 2008. The decrease for the six months ended June 30, 2009 was primarily related to lower interest income as a result of declining interest rates as well as a decrease in interest earning principal balance.
     Income Tax Provision. The income tax provision for the quarter ended June 30, 2009 was $15.2 million, for an effective tax rate of 43.6%. The effective tax rate for the quarter ended June 30, 2008 was approximately 40%. The income tax provision for the six months ended June 30, 2009 was $18.3 million, for an effective tax rate of 43.9%. The effective tax rate for the six months ended June 30, 2008 was approximately 42%. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter end six months ended June 30, 2009 was primarily related to the impact of a non-deductible compensation expense, resulting in an increase to the income tax provision, partially offset by a reduction of unrecognized tax benefits, including interest and penalties. The effective tax rate for the six months ended June 30, 2008 was impacted by (i) the accounting for the income tax effects of equity income in our investment in Anglesey, which accounting had the impact of increasing the effective tax rate; (ii) unrecognized tax benefits, including interest and penalties, and (iii) changes in the United Kingdom and Canadian income tax rates and geographical distribution of income for the period.
Derivatives
     In conducting our business, we use various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. We have historically entered into derivative transactions from time to time to limit our economic (i.e., cash) exposure resulting from (i) our anticipated sales of primary aluminum and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (ii) the energy price risk from fluctuating prices for natural gas used in our production process, and (iii) foreign currency requirements with respect to our cash commitments for equipment purchases and with respect to our foreign subsidiaries and affiliate. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the term of the derivative contract, significant unrealized, non-cash gains and losses may be recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset through counterparty credit lines and/or the use of options. From time to time, we may modify the terms of the derivative contracts based on operational needs.

     The fair value of our derivatives recorded on the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 was a net liability of $37.2 million and $59.6 million, respectively. The primary reasons for the decrease in the net liability were an increase in metal prices, the effect of changes in outstanding foreign currency hedge positions and changes in foreign currency rates compared to December 31, 2008. These changes resulted in the recognition of $26.6 million and $22.3 million of unrealized mark-to-market gains on derivatives for the quarter and six months ended June 30, 2009, respectively, which we consider to be a non-run-rate item (see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).

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
Fabricated Products
     The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Fabricated Products segment:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Shipments (mm pounds)	101.4	148.4	210.4	300.2
Average realized third party sales price (per pound)	$2.02	$2.42	$2.12	$2.36
Net sales	$204.8	$359.2	$445.6	$708.4
Segment operating income	$18.6	$42.9	$32.6	$82.9
     Net sales of fabricated products decreased by 43% to $204.8 million for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008, primarily due to a 32% decrease in shipments and a 17% decrease in average realized prices. Shipments of products for aerospace and high-strength applications were 12% lower in the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008, reflecting supply chain de-stocking and weaker demand for all aerospace and high strength products (including plate, sheet, cold finish rod and bar, and drawn tube products), partially offset by incremental contractual aerospace plate shipments. Shipments of general engineering products and automotive and custom industrial products declined 38% in the quarter ended June 30, 2009 as compared to the same quarter of 2008, reflecting continued weak ground transportation and other end-use demand as well as ongoing de-stocking by our service center customers. The reduction in average realized prices primarily reflected the pass through to customers of 34% lower underlying hedged, alloyed metal prices.
     For the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, net sales of fabricated products decreased by 37% to $445.7 million, primarily due to a 30% decrease in shipments and a 10% decrease in average realized prices. Shipments of products for aerospace and high-strength applications were 3% higher in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, as higher contractual aerospace plate shipments were largely offset by lower shipments to service center customers and others in the value stream due to second quarter de-stocking and weaker overall demand. Shipments of general engineering products and automotive and custom industrial products declined 41% in the six months ended June 30, 2009 as compared to the same period of 2008, reflecting continued weak end-use demand as well as de-stocking by our service center customers. The reduction in average realized prices reflected the pass through to customers of 29% lower underlying hedged, alloyed metal prices, offset by a 9% increase in value-added revenue per pound. The increase in value-added revenue per pound was largely due to a higher proportion of higher value-added products within the mix of products shipped in the six months ended June 30, 2009. The table below summarizes the components of the change in average realized sales price per pound (per pound):

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Hedged cost of alloyed metal	$.84	$1.27	$.85	$1.20
Average realized third party value-added revenue	1.18	1.15	1.27	1.16

Average realized sales price	$2.02	$2.42	$2.12	$2.36

     The table below provides shipment and value-added revenue information for our three end-use product groupings for the quarters and six month periods ended June 30, 2009 and 2008:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Shipments (mm lbs):
Aerospace and high strength products	33.0	37.3	79.0	76.6
General engineering products	46.4	73.5	87.4	145.2
All other products	22.0	37.5	44.0	78.3

	101.4	148.3	210.4	300.1

Value added revenue(1):
Aerospace and high strength products	$62.3	$77.6	$153.5	$158.5
General engineering products	41.6	66.7	80.9	133.1
All other products	15.7	26.1	32.0	56.2

	$119.6	$170.4	$266.4	$347.8

Value added revenue per pound:
Aerospace and high strength products	$1.89	$2.08	$1.94	$2.07
General engineering products	.90	.91	.93	.92
All other products	.71	.70	.73	.72

	$1.18	$1.15	$1.27	$1.16

(1)	Value added revenue represents net sales less hedged cost of alloyed metal.
     Recent trends that could affect the remaining quarters in 2009 include management’s expectation for short-term weaker demand for aerospace and high strength products exacerbated by continued destocking throughout the supply chain, especially for our higher value-added sheet and coil, cold finish and drawn tube products. However, we believe our contractual aerospace plate shipments will be higher than in mid-2008. For general engineering products, aggressive de-stocking may abate as service center inventories are at historic lows. Visibility is limited, however. Automotive demand is expected to improve in the second half of 2009 as automotive build rates improve from the very weak levels of the first half of 2009.
     Operating income for the quarter ended June 30, 2009 was $18.6 million as compared to $42.9 million for the second quarter of 2008. Operating income for the six months ended June 30, 2009 was $32.6 million as compared to $82.9 million for the first half of 2008. Operating income for each of the quarters and six month periods ended June 30, 2009 and 2008 includes several large non-run-rate items. These items are listed below (in millions of dollars):

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Operating income	$18.6	$42.9	$32.6	$82.9

Impact to operating income of non-run-rate items:
Metal (losses) gains (before considering LIFO)	(1.0)	15.5	(16.5)	26.9
Non-cash LIFO benefits (charges)	2.1	(16.2)	13.2	(30.6)
Non-cash lower of cost or market inventory write-down	—	—	(9.3)	—
Mark-to-market gains on derivative instruments	2.2	2.7	2.7	4.5
Restructuring charges	(4.2)	—	(5.4)	—
Pre-emergence related environmental costs(1)	(.5)	(1.1)	(.5)	(1.3)

Total non-run-rate items	(1.4)	.9	(15.8)	(.5)

Operating income excluding non-run-rate items	$20.0	$42.0	$48.4	$83.4

(1)	Pre-emergence related environmental costs were related to environmental issues at our Spokane, Washington facility that existed before our emergence from chapter 11 bankruptcy in July 2006.

     As noted above, operating income excluding identified non-run-rate items for the quarter ended June 30, 2009 of $20.0 million was $22.0 million lower than the second quarter of 2008. Operating income excluding identified non-run-rate items for the six months ended June 30, 2009 of $48.4 million was $35.0 million lower than the first half of 2008. Operating income for the quarter and six months ended June 30, 2009 as compared to the same periods in 2008 reflects the following impacts:

	2Q09 vs. 2Q08	1H09 vs. 1H08
	Favorable	Favorable
	(unfavorable)	(unfavorable)
Sales impact	$(29.6)	$(43.2)
Manufacturing inefficiencies (1)	(1.7)	(5.1)
Energy costs	5.7	8.1
Freight	3.2	4.5
Currency exchange related	1.2	2.9
Planned major maintenance	1.0	1.2
Depreciation expense	(.6)	(1.2)
Other	(1.2)	(2.2)

(1)	Manufacturing inefficiencies were primarily related to variable costs which had not fully adjusted to lower shipment levels.
     Segment operating results for the quarters ended June 30, 2009 and 2008 include gains (losses) on intercompany hedging activities with the Primary Aluminum segment totaling $(14.0) million and $13.5 million, respectively. Segment operating results for the six months ended June 30, 2009 and 2008 include gains on intercompany hedging activities with the Primary Aluminum segment totaling $(33.6) million and $23.4 million, respectively. These amounts eliminate in consolidation.
Primary Aluminum
     The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Primary Aluminum segment:

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Shipments (mm pounds)	36.5	36.8	72.7	73.8
Average realized third party sales price (per pound)	$.75	$1.48	$.72	$1.41
Net sales	$27.3	$54.3	$52.4	$104.1
Segment operating income	$26.9	$8.1	$31.3	$48.7
     During both the quarter and six months ended June 30, 2009, third party net sales of primary aluminum decreased by 50%, primarily due to a 49% decrease in average realized pricing. The net sales and average realized sales prices do not consider the impact of hedging transactions.
     The following table recaps the major components of segment operating results for the quarter and six month periods ended June 30, 2009 and 2008 (in millions of dollars) and the discussion following the table addresses the primary factors leading to the differences. Many of these factors indicated are subject to significant fluctuation from period to period. See Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Profit on metal sales (net of alumina sales) (1)	$2.8	$7.0	$2.8	$17.1
Anglesey (2)	(1.0)	6.0	—	12.3
Impairment of investment in Anglesey	(1.2)	—	(1.8)	—
Internal hedging with Fabricated Products (3)	14.0	(13.5)	33.6	(23.4)
Derivative settlements — Pounds Sterling (4)	(4.2)	.4	(9.4)	.6
Derivative settlements — External metal hedging (4)	(7.9)	6.0	(13.5)	8.8
Mark-to-market gains on derivative instruments (4)(5)	24.4	2.2	19.6	33.3

	$26.9	$8.1	$31.3	$48.7

(1)	Operating income represents earnings on metal purchases from Anglesey and resold by us and on alumina purchases from third parties by us and sold to Anglesey. This is impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

(2)	Represents our share of earnings from Anglesey and foreign currency transaction gains (losses) relating to our settlement of trade payables to Anglesey denominated in Pounds Sterling.

(3)	Eliminates in consolidation.

(4)	Impacted by positions and market prices.

(5)	We consider mark-to-market gains and losses on derivative instruments to be non-run-rate income items.
     Anglesey operates under a power agreement that provides sufficient power to sustain its aluminum reduction operations at full capacity through the end of September 2009, at which time we expect Anglesey to fully curtail its smelting operations. The nuclear plant that supplies power to Anglesey is currently slated for decommissioning in late 2010. Anglesey has worked intensively with government authorities and agencies to find a sustainable alternative to the power supply needs of the smelter. However, as of the filing date of this Report, no sources have been identified that would allow the uninterrupted continuation of smelting operations. Additionally, Anglesey continues to evaluate alternative operating activities in line with the needs of the local community and market opportunities, including the potential continuation of remelt and casting operations. Taking into account (i) Anglesey’s inability to obtain affordable power, (ii) the resulting expected curtailment of smelting operations, (iii) the growing uncertainty with respect to the future of Anglesey’s operations, and (iv) Anglesey’s expected cash requirements for redundancy and pension payments, we concluded that we should not expect to receive any dividends from Anglesey in the foreseeable future and, as a result, fully impaired the investment in Anglesey during the fourth quarter of 2008. For the quarter and six months ended June 30, 2009, we continued to believe that we should not expect to receive any dividends from Anglesey in the foreseeable future and, as such, continued to fully impair our investment in Anglesey. For the quarter and six months ended June 30, 2009, we recorded impairment charges of $1.2 million and $1.8 million, respectively, relating to our investment in Anglesey.
     On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey operated below its production capacity during the latter half of 2008 until normal production resumed in December 2008 and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Anglesey has property damage and business interruption insurance that is expected to cover financial losses (net of applicable deductibles). Anglesey received a partial insurance settlement payment of $20.0 million in December 2008 of which $10.0 million was recorded as the Company’s equity income. During the first quarter of 2009, Anglesey received another partial insurance settlement of $8.2 million, 49% of which (or $4.0 million) was included in the Anglesey category listed above. Anglesey did not receive additional insurance settlements during the quarter ended June 30, 2009. The timing and amount of any remaining insurance recovery is uncertain. The value of the insurance proceeds received by Anglesey during the six months ended June 30, 2009 reflected in our equity income was fully impaired, as we do not expect to receive any such proceeds.
     Compared to the second quarter of 2009, we anticipate similar levels of third quarter shipments, with revenue varying from the second quarter primarily due to changes in LME. Excluding mark-to-market gains or losses and assuming we continue to impair our share of the earnings of Anglesey, we anticipate that the Primary Aluminum segment’s results should improve slightly in the third quarter as compared to the second quarter of 2009, partly due to hedging transactions that should minimize Pound Sterling exchange rate risk and metal price risk in the quarter. Assuming the full curtailment of smelting operations at September 30, 2009, we expect virtually no Primary Aluminum shipments or revenue in the fourth quarter and beyond. Additionally, metal price risk and currency exchange rate risk with respect to our income and cash flow related to the Primary Aluminum segment will be largely eliminated in the fourth quarter of 2009 and beyond.

Corporate and Other
     Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments. Corporate operating expenses exclude Other operating charges, net discussed above.
     Corporate operating costs for the quarter ended June 30, 2009 were $1.5 million lower than such costs for the quarter ended June 30, 2008. This decrease in Corporate operating costs is primarily related to a $2.4 million decrease in administrative expenses, partially offset by restructuring costs and other charges of $.9 million incurred in the quarter ended June 30, 2009 (see Note 15 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). The decrease in administrative expenses reflects: (i) a $1.3 million decrease in short term incentive compensation accrual, (ii) a $1.2 million reduction in professional fees, primarily audit fees, and (iii) $1.4 million of aggregate decreases in various other administrative costs, primarily personnel compensation. Such decreases were partially offset by an increase in voluntary employee beneficiary association (“VEBA”) net periodic benefit cost of $1.5 million.
     Corporate operating costs for the six months ended June 30, 2009 were $2.7 million lower than such costs the six months ended June 30, 2008. This decrease in Corporate operating costs is primarily related to a $3.6 million decrease in administrative expenses, partially offset by $.9 million of restructuring costs and other charges for the quarter ended June 30, 2009, as noted above. The decrease in administrative expenses reflects: (i) a $2.5 million decrease in short term incentive compensation accrual; (ii) a $2.4 million reduction in professional fees, primarily audit fees, and (iii) $1.7 million of aggregate decreases in various other administrative costs, primarily personnel compensation. Such decreases were partially offset by an increase in VEBA net periodic benefit cost of $3.0 million.
     We consider the restructuring costs and other charges and the VEBA net period benefit costs discussed above to be non-run-rate items.
Liquidity and Capital Resources
Summary
     Cash and cash equivalents were $14.6 million as of June 30, 2009, up from $0.2 million as of December 31, 2008. In addition to cash and cash equivalents, our revolving credit facility is a source of liquidity for operations. Borrowing on the revolving credit facility was zero at June 30, 2009, down from $36 million at December 31, 2008. A significant reduction of working capital during the six months ended June 30, 2009 contributed to the repayment of revolving credit borrowings and the increase in cash and cash equivalents. Working capital, the excess of current assets over current liabilities, was $175.9 million as of June 30, 2009, down from $193.7 million as of December 31, 2008. The decrease in working capital is primarily driven by decreases in accounts receivables, inventories and current derivative assets partially offset by a decrease in accounts payable, accrued liabilities and current derivative liabilities. The changes in derivative assets and liabilities did not affect cash.
     Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our liquidity is affected by restricted cash that is pledged as collateral for derivative contracts with our counterparties and for certain letters of credit or restricted to use for workers’ compensation requirements and certain agreements. Short term restricted cash, included in Prepaid expenses and other current assets, totaled $.9 million and $1.4 million as of June 30, 2009 and December 31, 2008, respectively. Long term restricted cash, which was included in Other Assets, was $24.7 million and $35.4 million as of June 30, 2009 and December 31, 2008, respectively. Included in long term restricted cash at June 30, 2009 and December 31, 2008 were $7.0 million and $17.2 million, respectively, of margin call deposits with our counterparties relating to our derivative positions.
Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2009 and 2008 (in millions of dollars):

	Six Months
	Ended June 30,
	2009	2008
Total cash provided by (used in):
Operating activities:
Fabricated Products	$89.2	$34.6
Primary Aluminum	21.9	6.1
Corporate and Other	(24.5)	(35.9)

	$86.6	$4.8

Investing activities:
Fabricated Products	(36.6)	(38.3)
Primary Aluminum	10.2	(.1)
Corporate and Other	1.0	—

	$(25.4)	$(38.4)

Financing activities:
Corporate and Other	(46.9)	(7.7)

	$(46.9)	$(7.7)

Operating Activities
     Fabricated Products — During the six months ended June 30, 2009, Fabricated Products operating activities provided $89.2 million of cash compared to the six months ended June 30, 2008 when Fabricated Products operating activities provided $34.6 million of cash. Cash provided in the six months ended June 30, 2009 was related primarily to decreased working capital and secondarily to operating income. Cash provided in the six months ended June 30, 2008 was primarily related to operating income largely offset by increased working capital.
     Primary Aluminum — During the six months ended June 30, 2009, Primary Aluminum operating activities provided approximately $21.9 million in cash compared to the six months ended June 30, 2008, when Primary Aluminum operating activities provided approximately $6.1 million of cash. Cash provided in the six months ended June 30, 2009 was primarily due to operating income and a decrease in working capital. Cash provided in the six months ended June 30, 2008 was primarily due to operating income.
     Corporate and Other — Corporate and Other operating activities used $24.5 million of cash during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, when Corporate and Other operating activities used $35.9 million of cash. Cash outflows from Corporate and Other operating activities in the six months ended June 30, 2009 include $4.9 million of payments to the VEBAs, payments of $5.1 million in relation to our short term incentive program, and payments in respect of general and administrative costs. Cash outflows from Corporate and Other operating activities in the six months ended June 30, 2008 primarily included $8.4 million of payments to the VEBAs, payments of $8.0 million in relation to our short term incentive program and payments in respect of general and administrative costs.
Investing Activities
     Fabricated Products -— Cash used in investing activities for Fabricated Products was $36.6 million in the six months ended June 30, 2009. This compares to the six months ended June 30, 2008 when Fabricated Products investing activities used $38.3 million in cash. See “Capital Expenditures” below for additional information.
     Primary Aluminum — Investing activities in the Primary Aluminum segment is related to margin deposits required as cash collateral with our derivative counterparties. We received $10.2 million of margin deposits back from the counterparties during the six months ended June 30, 2009 as a result of an increase in our aggregate derivative fair value from December 31, 2008.
     Corporate and Other — Investing activities in the Corporate and Other segment for the six months ended June 30, 2009 is primarily related to a decrease in restricted cash.
Financing Activities
     Corporate and Other — Cash used in the six months ended June 30, 2009 was $46.9 million. The cash outflow was primarily related to the repayment of net borrowings under our revolving credit facility of $36.0 million and $9.7 million in cash dividends paid to stockholders. Cash used in the six months ended June 30, 2008 was primarily related to cash dividends paid to stockholders.
Sources of Liquidity
     Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and borrowing availability under our revolving credit facility. We believe funds generated from the expected results of operations, together with available cash and cash equivalents and borrowing availability under our revolving credit facility will be sufficient to finance expansion plans and strategic initiatives, which could include acquisitions, for at least the next 12 months.. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
     Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $265.0 million or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. Of the aggregate amount available under the revolving credit facility, a maximum of $60.0 million may be utilized for letters of credit. The revolving credit facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275.0 million. At June 30, 2009, based on the borrowing base determination in effect as of that date, the Company had $163.4 million available for borrowing and letters of credit under the revolving credit facility, of which $10.0 million was reserved for letters of credit, leaving $153.4 million for additional borrowing and letters of credit.
     As of July 15, 2009, the date of the most recent borrowing base determination as of the filing of this report, we had $162.2 million available for borrowings and letters of credit under the revolving credit facility, of which $10.0 million was reserved for letters of credit, leaving $152.2 million for additional borrowing and letters of credit. No borrowing were outstanding as of July 15, 2009 under the revolving credit facility.
     Amounts owed under the revolving credit facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties. The revolving credit facility is secured by a first priority lien on substantially all of our assets and the assets of our domestic operating subsidiaries that are also borrowers thereunder. The revolving credit facility, as amended, places restrictions on our ability and certain of our subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, repurchase stock, sell assets, undertake transactions with affiliates and enter into unrelated lines of business.
Capital Expenditures
A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. The following table presents our capital expenditures for the six months ended June 30, 2009 and 2008 (in millions of dollars):

	Six Months
	Ended June 30,
	2009	2008
Kalamazoo, Michigan facility (1)	$28.1	$5.9
Spokane, Washington facility (2)	2.4	16.7
Other (3)	5.0	15.1
Capital expenditures in accounts payable	1.1	.6

Total capital expenditures, net of change in accounts payable	$36.6	$38.3

(1)	The Kalamazoo, Michigan facility is planned to be equipped with two extrusion presses and a remelt operation. We expect it will significantly improve the capabilities and efficiencies of our rod and bar operations, enhance the market position of such products, and be a platform to enable further extruded products growth for automotive applications. Completion of this investment program is expected to occur by early 2010. We estimate that an additional $35 million to $45 million will be incurred in connection with this investment program in the remainder of 2009 and that $15 million to $20 million will be incurred in 2010.

(2)	We substantially completed the $139 million heat treat plate expansion project at our Trentwood facility in Spokane, Washington, in October 2008. This project significantly increased our heat treat plate production capacity and augmented our product offerings by increasing the thickness of heat treat stretched plate we can produce for aerospace, defense and general engineering applications.

(3)	Other capital spending was spread among most of our manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security.
     Total capital expenditures for Fabricated Products are currently expected to be in the $75 million to $85 million range for all of 2009 and are expected to be funded using cash from operations or borrowings under our revolving credit facility or other third party financing arrangements.
     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing or success of any such expenditures.
Dividends
     During the first six months of 2009, we paid a total of $9.7 million, or $.48 per common share, in cash dividends to our stockholders and dividend equivalents to the holders of restricted stock, the holders of restricted stock units and the holders of performance shares with respect to half of the performance shares.
     On July 15, 2009, our Board of Directors approved the declaration of a quarterly cash dividend of $.24 per common share to stockholders of record at the close of business on July 27, 2009, payable on August 17, 2009.
     Future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. We can give no assurance that any dividends will be declared or paid in the future. Our revolving credit facility, as amended on January 9, 2009, restricts our ability to pay dividends. We may pay cash dividends only if we maintain $100 million in borrowing availability thereunder and are not in default or would not be in default as a result of the dividend payment, and such dividends can not exceed $25 million during any fiscal year.
Stock Repurchase Plan
     During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. We did not repurchase any of our common shares under this program during the six months ended June 30, 2009. As of June 30, 2009, $46.9 million remained available for repurchases under the existing repurchase authorization.
     Our revolving credit facility, as amended on January 9, 2009, prohibits us from making further share repurchases. As a result, we can no longer repurchase our common shares under our stock repurchase plan or otherwise, or withhold common shares to satisfy employee minimum statutory withholding obligations in connection with the vesting of equity awards under our compensation programs, without lender approval.

Environmental Commitments and Contingencies
     We are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws and regulations. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $8.7 million at June 30, 2009. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $16.8 million, primarily in connection with our ongoing efforts to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility in Spokane, Washington where we are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
     During the six months ended June 30, 2009, we granted additional stock-based awards to certain members of management under our stock-based long term incentive plan (see Note 10 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
     With the exception of the stock-based awards granted in the six months ended June 30, 2009, there has been no other material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2008. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for additional information regarding our contractual obligations, commercial commitments, and off-balance-sheet and other arrangements.
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
     Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2008. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our critical accounting estimates since the end of fiscal 2008. Changes to our significant accounting policies since the end of fiscal 2008 are discussed in Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
New Accounting Pronouncements
     For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report, we historically have utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates and energy prices.
     Primary Aluminum. As a result of the expected curtailment of Anglesey’s smelting operations discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (see “Results of Operations — Segment Information — Primary Aluminum”) of this Report, we believe our exposure to alumina and primary aluminum price risk with respect to our income and cash flow related to our share of Anglesey production, is expected to decrease in the third quarter of 2009 and will largely be eliminated in the fourth quarter of 2009 and beyond.
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
     Total fabricated products shipments during the six months ended June 30, 2009 and 2008 for which we had price risk were (in millions of pounds) 91.3 and 127.7, respectively. At June 30, 2009, sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the last six months of 2009 and for the period 2010 through 2012 totaling approximately (in millions of pounds): 2009 — 82.1, 2010 — 90.3, 2011 — 76.6, and 2012 — 13.4.
     Foreign Currency. We, from time to time, will enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is our operating costs of our London, Ontario facility and for cash commitments for equipment purchases.
     Because we anticipate that Anglesey will fully curtail its smelting operations in September 2009 and that we will continue to fully impair our share of Anglesey’s earnings, the Pound Sterling exchange exposure on Anglesey’s earnings is effectively eliminated. As of June 30, 2009, we had forward purchase agreements for a total of 17.1 million Pounds Sterling for the months of July 2009 through September 2009. These agreements were entered into before it became evident that Anglesey expected to fully curtail its operations and that we would fully impair our share of earnings from Anglesey.
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmbtu) impacts our annual operating costs by approximately $3.3 million.
     We from time to time in the ordinary course of business enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of June 30, 2009, the Company’s exposure to increases and decreases in natural gas prices had been substantially limited for approximately 66% of natural gas purchases for July 2009 through September 2009 and approximately 53% of the natural gas purchases for October 2009 through December 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     Our 2009 Annual Meeting of Stockholders was held on June 2, 2009. The matters that were voted upon at the meeting, and the voting results as to each such matter, are set forth below:
(1)	Election of Directors — The stockholders elected three Class III directors, each for a term expiring at the Company’s 2012 Annual Meeting of Stockholders.

Nominee Name	Votes For	Votes Withheld
David A. Foster	16,289,412	816,222
Teresa A. Hopp	16,337,756	767,878
William F. Murdy	16,226,041	879,593
     The other directors, whose term continued after the 2009 Annual Meeting of Stockholders, are Carolyn Bartholomew, Jack A. Hockema, Alfred E. Osborne, Jack Quinn, Thomas M. Van Leeuwen, and Brett E. Wilcox. In addition, there is one vacancy on the board.
(2)	Ratification of the Selection of Independent Registered Public Accounting Firm — The stockholders ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for 2009. There were 17,056,169 shares voted for ratification, 11,970 shares voted against, and 37,495 shares abstaining.

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

*10.1	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan dated June 2, 2009.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 29, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description
*10.1	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan dated June 2, 2009.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.