Form 10-Q
period 2009-09-30
KAISER ALUMINUM CORP
filed 2009-10-29
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐
     As of October 15, 2009, there were 20,276,571 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In millions of dollars, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34.6	$.2
Receivables:
Trade, less allowance for doubtful receivables of $.8 at September 30, 2009 and at December 31, 2008	81.1	98.5
Due from affiliate	—	11.8
Other	3.0	17.5
Inventories	125.6	172.3
Prepaid expenses and other current assets	93.0	128.4

Total current assets	337.3	428.7
Property, plant, and equipment — net	332.0	296.7
Net asset in respect of VEBA	55.2	56.2
Deferred tax assets — net	278.0	313.3
Other assets	33.0	50.5

Total	$1,035.5	$1,145.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49.8	$52.4
Accrued salaries, wages, and related expenses	32.3	41.2
Other accrued liabilities	32.8	113.9
Payable to affiliate	21.5	27.5

Total current liabilities	136.4	235.0
Net liability in respect of VEBA	16.9	14.0
Long-term liabilities	48.9	65.3
Revolving credit facility and other long-term debt	7.1	43.0

	209.3	357.3

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01, 90,000,000 shares authorized at both September 30, 2009 and December 31, 2008; 20,276,571 shares issued and outstanding at September 30, 2009 and 20,044,913 issued and outstanding at December 31, 2008
	.2	.2
Additional capital	967.0	958.6
Retained earnings	65.8	34.1
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 4,845,465 shares at both September 30, 2009 and December 31, 2008	(116.4)	(116.4)
Treasury stock, at cost, 572,706 shares at both September 30, 2009 and December 31, 2008	(28.1)	(28.1)
Accumulated other comprehensive loss	(62.3)	(60.3)

Total stockholders’ equity	826.2	788.1

Total	$1,035.5	$1,145.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$252.0	$369.2	$750.0	$1,181.7

Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	188.3	383.7	584.2	1,044.2
Lower of cost or market inventory write-down	—	—	9.3	—
Impairment of investment in Anglesey	—	—	1.8	—
Restructuring costs and other charges	.1	—	6.4	—
Depreciation and amortization	3.9	3.6	12.3	10.8
Selling, administrative, research and development, and general	17.1	19.8	52.1	58.3
Other operating benefits, net	—	(1.4)	(.9)	(1.2)

Total costs and expenses	209.4	405.7	665.2	1,112.1

Operating income (loss)	42.6	(36.5)	84.8	69.6
Other income (expense):
Interest expense	(.2)	(.3)	(.6)	(.8)
Other income (expense), net	.1	(.2)	—	1.0

Income (loss) before income taxes	42.5	(37.0)	84.2	69.8
Income tax (provision) benefit	(19.5)	14.9	(37.8)	(30.0)

Net income (loss)	$23.0	$(22.1)	$46.4	$39.8

Earnings per share — Basic (Note 13):
Net income (loss) per share	$1.14	$(1.11)	$2.31	$1.93

Earnings per share — Diluted (Note 13):
Net income (loss) per share	$1.14	$(1.11)	$2.31	$1.93

Weighted-average number of common shares outstanding (000):
Basic	19,982	19,995	19,568	20,032

Diluted	19,982	19,995	19,568	20,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Loss	Total
	(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2008	20,044,913	$.2	$958.6	$34.1	$(116.4)	$(28.1)	$(60.3)	$788.1
Net income	—	—	—	46.4	—	—	—	46.4
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(2.0)	(2.0)

Comprehensive income								44.4
Issuance of non-vested shares to employees	196,829	—	—	—	—	—	—	—
Capital distribution by unconsolidated affiliate to its parent company	—	—	(.1)	—	—	—	—	(.1)
Issuance of common shares to employees in lieu of cash bonus	15,674	—	.3	—	—	—	—	.3

Issuance of common shares to directors	3,734	—	.1	—	—	—	—	.1
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	21,089	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(5,668)	—	—	—	—	—	—	—
Cash dividends on common stock	—	—	—	(14.7)	—	—	—	(14.7)
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	(.1)	—	—	—	—	(.1)
Amortization of unearned equity compensation	—	—	8.2	—	—	—	—	8.2

BALANCE, September 30, 2009	20,276,571	$.2	$967.0	$65.8	$(116.4)	$(28.1)	$(62.3)	$826.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$46.4	$39.8
Adjustments to reconcile net income to net cash provided by operating activities:
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	1.2
Depreciation and amortization (including deferred financing costs of $.5 for the nine months ended September 30, 2009 and $.2 for the nine months ended September 30, 2008)	12.8	11.0
Deferred income taxes	35.3	22.4
Excess tax deficiency (benefit) upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	.1	(.3)
Non-cash equity compensation	8.3	8.6
Net non-cash LIFO charges and lower of cost or market inventory write-down	3.0	31.0
Non-cash unrealized (gains) losses on derivative positions	(49.4)	6.0
Amortization of option premiums	2.6	—
Non-cash impairment charges	2.1	—
Equity in (loss) income of unconsolidated affiliate, net of distributions	(1.9)	2.5
Loss on disposition of property, plant and equipment	.1	.2
Other non-cash changes in assets and liabilities	4.1	(.2)
Changes in assets and liabilities:
Decrease (increase) in trade and other receivables	31.9	(21.3)
Decrease in receivable from affiliate	11.8	9.5
Decrease (increase) in inventories, excluding LIFO charges and lower of cost or market write-down	43.7	(92.9)
Decrease in prepaid expenses and other current assets	2.9	.1
Increase in accounts payable	.6	—
Decrease in other accrued liabilities	(31.2)	(5.3)
Decrease in payable to affiliate	(6.0)	(8.0)
Increase in accrued income taxes	.5	.8
Net cash impact of changes in long-term assets and liabilities	1.5	(1.6)

Net cash provided by operating activities	119.2	3.5

Cash flows from investing activities:
Capital expenditures, net of change in accounts payable of $3.2 for the nine months ended September 30, 2009 and $(.1) for the nine months ended September 30, 2008	(51.0)	(61.0)
Decrease (increase) in restricted cash	18.1	(3.9)

Net cash used in investing activities	(32.9)	(64.9)

Cash flows from financing activities:
Borrowings under the revolver credit facility	99.8	55.6
Repayment of borrowings under the revolving credit facility	(135.8)	(20.9)
Financing costs	(1.1)	—
Excess tax (deficiency) benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(.1)	.3
Cancellation of common stock to cover employee tax withholding upon vesting of equity awards	—	(.7)
Repurchase of common stock	—	(28.1)
Cash dividend paid to stockholders	(14.7)	(12.4)

Net cash used in financing activities	(51.9)	(6.2)

Foreign currency impact on cash and cash equivalents	—	—

Net increase (decrease) in cash and cash equivalents during the period	34.4	(67.6)
Cash and cash equivalents at beginning of period	.2	68.7

Cash and cash equivalents at end of period	$34.6	$1.1

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
     Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the statements of the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated. See Note 3 for a description of the Company’s accounting for its 49%, non-controlling ownership interest in Anglesey Aluminium Limited (“Anglesey”).
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by US GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented. References to specific US GAAP in this Report cite topics within the FASB Accounting Standards Codification (“ASC”). See New Accounting Pronouncements below for further information regarding the ASC.
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
     Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     Recognition of Sales. Sales are recognized when title, ownership and risk of loss pass to the buyer and collectability is reasonably assured. A provision for estimated sales returns from and allowances to customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.
     From time to time, in the ordinary course of business, the Company may enter into agreements with customers in which the Company, in return for a fee, agrees to: (i) reserve certain amounts of its existing production capacity to the customer or (ii) defer an existing customer purchase commitment into future periods and reserve certain amounts of its expected production capacity in those periods to the customer. These capacity reservation and deferral agreements may have terms exceeding one year in length.
     Certain of the capacity reservation and deferral agreements provide for periodic, such as quarterly or annual, billing for the duration of the contract. For capacity reservation agreements, the Company recognizes revenue ratably over the period of the capacity reservation. For commitment deferral agreements, the Company recognizes revenue upon the earlier occurrence of: (i) the related sale of product or (ii) the end of the commitment period. Accordingly, the Company may recognize revenue prior to billing reservation fees. At September 30, 2009 and December 31, 2008, the Company had $6.1 and $.1 of unbilled receivables, respectively, included within Trade receivables on the Company’s Consolidated Balance Sheets. In connection with other capacity reservation and commitment deferral agreements, the Company may collect funds from customers in advance of the periods for which the production capacity is reserved or commitment is deferred, in which event the recognition of revenue is deferred until such time as the fee is earned. Any unearned fees are included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company’s Consolidated Balance Sheets (see Note 6).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Earnings per Share. ASC 260-10-45-60A defines unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires inclusion of such securities in the computation of earnings per share pursuant to the two-class method. On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position, Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities (“FSP EITF 03-6-1), subsequently codified as ASC 260-10-65-2, which mandates the application of the foregoing principles to all financial statements issued for fiscal years beginning after December 2008 and requires retrospective application. Upon adoption, the Company retrospectively adjusted its earnings per share data, resulting in a $.06 per share reduction in basic earnings per common share for the nine months ended September 30, 2008 and a $.02 per share reduction in diluted earnings per common share for the same period. The retrospective adjustments had no impact on previously reported basic or diluted earnings per share for the quarter ended September 30, 2008 (see Note 13).
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
     Stock-Based Compensation. Stock based compensation is provided to certain employees, directors and a director emeritus, and is accounted for at fair value, pursuant to the requirements of ASC 718. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The fair value of awards provided to the director emeritus is not material. The cost of an award is recognized as an expense over the period that the recipient provides service for the award. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight line method. The Company recognized compensation expense for the quarters ended September 30, 2009 and 2008 of $2.0 and $2.4, respectively, and for the nine months ended September 30, 2009 and 2008 of $7.3 and $7.5, respectively, in connection with vested awards and non-vested stock, restricted stock units and stock options (see Note 10).
     The Company grants performance shares to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance, measured over a three year performance period. The EVA is a measure of the excess of the Company’s pretax operating income for a particular year over a pre-determined percentage of the net assets of the immediately preceding year, as defined in the 2008-2010 and 2009-2011 Long-Term Incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three year performance periods on a ratable basis. The Company recognized compensation expense for the quarters ended September 30, 2009 and 2008 of $.2 and $.4, respectively, and for the nine months ended September 30, 2009 and 2008 of $1.0 and $1.1, respectively, in connection with the performance shares.
     Realization of Excess Tax Benefits. The Company follows the tax law ordering approach in assessing the realization of excess tax benefits related to stock-based awards. Under the tax law ordering approach, realization of excess tax benefits is determined based on the ordering provisions of the tax law. Current year deductions, which include the tax benefits from current year stock-based award activities, are used first before using the Company’s net operating loss (“NOL”) carryforwards from prior years. Under this method, Additional capital would be credited when an excess tax benefit is realized, creating an additional paid in capital pool, to absorb potential future tax deficiencies resulting from stock-based award activities. During the nine months ended September 30, 2009, the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company recorded a reduction of $.1 to a previously recorded excess tax benefit. This adjustment was reflected as a reduction to Additional capital.
     Restructuring Costs and Other Charges. Restructuring costs and other charges include employee severance and benefit costs, impairment of owned equipment to be disposed of, and other costs associated with exit and disposal activities. The Company applies the provisions of ASC 420 to account for obligations arising from such activities. Severance and benefit costs incurred in connection with exit activities are recognized when the Company’s management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. For owned facilities and equipment, impairment losses recognized are based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include costs to consolidate facilities or close facilities, terminate contractual commitments and relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. During the quarter and nine months ended September 30, 2009, the Company recorded $.1 and $6.4, respectively, of restructuring costs and other charges relating to employee termination and other personnel costs, and contract termination and other facility-related activities, in connection with the Company’s closure of its Tulsa, Oklahoma extrusion facility, significant reduction of operations at its Bellwood, Virginia facility, and reduction of personnel in other locations (see Note 15).
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation, derivative contracts, letters of credit and other agreements. Such amounts totaled $18.7 and $36.8 at September 30, 2009 and December 31, 2008, respectively. Of the restricted cash balance, $.9 and $1.4 were considered short term and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively, and $17.8 and $35.4 were considered long term and included in Other assets on the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively. Included in long-term restricted cash were zero and $17.2 of margin call deposits with the Company’s derivative counterparties at September 30, 2009 and December 31, 2008, respectively (see Note 6).
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
     Inventories. Inventories are stated at the lower of cost or market value. Finished products, work in process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. During the first quarter of 2009, the Company recorded an inventory write-down of $9.3 to reflect the market value as of March 31, 2009, in accordance with ASC 330-10-35, paragraphs 1-12 (see Note 2).
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company recognizes all derivative instruments as assets or liabilities in its balance sheet and measures those instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 12). The Company does not meet the documentation requirements for hedge (deferral) accounting under ASC 815-20-25-3. Changes in the market value of the Company’s open derivative positions resulting from the mark-to-market process are reflected in Cost of products sold, excluding depreciation, amortization and other items.
     Concentration of credit risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, natural gas derivative contracts and cash arrangements related to its cash equivalents. If the market value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to the counterparty. The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in hedging activities as well as failure of counterparties to return cash collateral previously transferred to the counterparties. The counterparties to the Company’s derivative contracts are major financial institutions and the Company has not experienced nonperformance by any of its counterparties.
     The Company, in accordance with its loan covenants, places its cash in money market funds with high credit quality financial institutions which invest primarily in commercial paper of prime quality, short term repurchase agreements, and U.S. government agency notes. The Company has not experienced losses on its temporary cash investments.
     Fair Value Measurement. The Company applies the provisions of ASC 820 in measuring the fair value of its derivative contracts. See Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for definitions of Level 1, 2 and 3 fair value measurements within the fair value hierarchy. The Company’s derivative contracts are valued at fair value using significant observable and unobservable inputs. Such financial instruments consist of primary aluminum, natural gas, and foreign currency contracts. The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
     The Company has some derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$2.4	$—	$2.4
Aluminum option contracts	—	13.5	—	13.5
Natural gas swap contracts	—	0.4	—	.4
Midwest premium swap contracts	—	—	.3	.3

Total	$—	$16.3	$.3	$16.6

Derivative liabilities:
Aluminum swap contracts	$—	$(21.9)	$—	$(21.9)
Aluminum option contracts	—	(5.7)	—	(5.7)
Pound Sterling forward contract	—	(.3)	—	(.3)
Natural gas swap contracts	—	(1.2)	—	(1.2)
Midwest premium swap contracts	—	—	(.3)	(.3)

Total	$—	$(29.1)	$(.3)	$(29.4)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2009:	$(1.1)
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation, amortization and other items	.8
Purchases, sales, issuances and settlements	.3
Transfers in and (or) out of Level 3	—

Balance at September 30, 2009	$—

Total gains included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at September 30, 2009:	$.7

New Accounting Pronouncements
Recently adopted accounting pronouncements:
     Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”) was issued in June 2009. SFAS No. 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 became effective for financial statements issued by the Company for the quarter ended September 30, 2009. Upon adoption of SFAS No. 168, all then-existing non-SEC accounting and reporting standards were superseded, with the exception of certain promulgations listed in SFAS No. 168. The adoption of SFAS No. 168 had no effect on the Company’s consolidated financial statements, other than requisite updates to applicable references to US GAAP, which now cite the ASC.
Recently issued accounting pronouncements not yet adopted:
     As of the filing of this Report, the Company is not aware of any issued but not yet adopted accounting pronouncements that, when adopted, are expected to have a material impact on the Company’s financial statements.
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
     Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Fabricated Products segment —
Finished products	$40.3	$52.7
Work in process	48.5	57.5
Raw materials	23.4	48.1
Operating supplies and repairs and maintenance parts	13.3	13.2

	125.5	171.5

Primary Aluminum segment —
Primary aluminum	.1	.8

	$125.6	$172.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company recorded net non-cash LIFO (charges) benefits of approximately $(6.9) and $6.3 during the quarter and nine months ended September 30, 2009, respectively. The Company recorded net non-cash LIFO charges of approximately $.7 and $31.3 during the quarter and nine months ended September 30, 2008, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.
     With the inevitable ebb and flow of business cycles, non-cash LIFO benefits (charges) will result when inventory levels and metal prices fluctuate. Further, lower of cost or market adjustments can occur when metal prices decline and margins compress. At December 31, 2008, due to the decline in the London Metal Exchange (“LME) price of primary aluminum, the Company recorded a $65.5 lower of cost or market inventory write-down to reflect inventory at market value. During the first three months of 2009, the Company recorded an additional lower of cost or market inventory write-down of $9.3 due to the continued decline in the LME price of primary aluminum. There were no additional lower of cost or market inventory write-downs during the nine months ended September 30, 2009 or 2008.
3. Investment In and Advances To Unconsolidated Affiliate
     The Company has a 49%, non-controlling ownership interest in Anglesey, which operated as an aluminum smelter until September 30, 2009 and commenced remelt and casting of secondary aluminum products in the fourth quarter of 2009.
     Prior to the quarter ended September 30, 2009, the Company accounted for its 49% ownership in Anglesey using the equity method, under which the Company’s equity in income or loss before income taxes of Anglesey was treated as a reduction or increase in cost of products sold. The income tax effects of the Company’s equity in income or loss was included in the Company’s income tax provision.
     For the quarter ended September 30, 2009, Anglesey incurred a significant net loss, primarily as the result of recording charges for employee redundancy costs in connection with the cessation of its smelting operations. As a result of such loss and as the Company did not and is not obligated to (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, the Company suspended the use of equity method of accounting with respect to its ownership in Anglesey during the quarter ended September 30, 2009. Accordingly, the Company did not recognize its share of Anglesey’s net loss for the quarter ended September 30, 2009, pursuant to ASC 323-10-35. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey unless its share of any future net income of Anglesey equals or is greater than the Company’s share of net losses not recognized during any periods for which the equity method was suspended. As of the date of filing of this Report, the Company does not anticipate the occurrence of such event during the next 12 months.
     The following table shows a summary of Anglesey’s selected operating results for the quarters and nine month periods ended September 30, 2009 and 2008:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net sales	$60.1	$66.3	$180.1	$244.5

Gross (loss) profit	$(125.8)	$(13.1)	$(122.8)	$4.6

Net (loss) income	$(90.8)	$(11.2)	$(86.7)	$.9

Company’s equity (loss) income (1)	$—	$(6.9)	$—	$1.4

(1)	For the quarter ended September 30, 2009, the Company had no equity income, as the Company did not recognize its share of Anglesey’s losses, due to the suspension of the use of equity method accounting. For the nine months ended September 30, 2009, the Company’s recorded equity income is zero due to (i) the suspension of the use of the equity method of accounting during the quarter ended September 30, 2009, and (ii) impairment charges recorded by the Company during the first half of 2009, such that the Company’s investment balance remained at zero. See further discussion regarding the Company’s accounting for its investment in Anglesey below.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the quarter and nine months ended September 30, 2008, the Company’s equity income differs from 49% of the summary net income (loss) from Anglesey primarily due to (i) share based compensation adjustments of $(2.0) and $(.6), respectively, relating to Anglesey’s separate reimbursement agreement with its parent (“Rio Tinto”) under Anglesey’s share based award arrangement, and (ii) US GAAP adjustment relating to Anglesey’s CAROs (defined below in Note 4) in the amount of $(.3) and $(1.0), respectively.
     At December 31, 2008, receivables from Anglesey were $11.8, all of which were received during the first quarter. No amounts were due from Anglesey at September 30, 2009. At September 30, 2009 and December 31, 2008, payables to Anglesey were $21.5 and $27.5, respectively.
     Through the quarter ended September 30, 2009, Anglesey operated under a power agreement that provided sufficient power to sustain its aluminum reduction operations at near-full capacity. As the Company previously announced, the power agreement expired at the end of September 2009. Despite Anglesey’s efforts to find a sustainable alternative to its power supply needs, no sources of power were identified to allow for the uninterrupted continuation of smelting operations beyond the power contract expiration date. Accordingly, Anglesey fully curtailed its smelting operations as of September 30, 2009. Upon termination of smelting operations, Anglesey commenced remelt and casting operations in the fourth quarter of 2009, producing secondary aluminum billet.
     The Company fully impaired its investment in Anglesey in the fourth quarter of 2008, concluding that it should not expect to receive any dividends from Anglesey in the foreseeable future. This determination was made taking into account Anglesey’s full curtailment of its smelting operations, which the Company had anticipated as a likely possibility, due to its inability to obtain affordable power, the cash requirements for redundancy and pension payments, and the uncertainty with respect to the future of its operations. For the first half of 2009, based upon the Company’s continued assessment of the facts and circumstances, the Company recorded additional impairment charges of $1.8 relating to its investment in Anglesey, such that the Company’s investment balance remained at zero.
     In June, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey operated below its production capacity during the latter half of 2008 until normal production resumed in December 2008 and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Anglesey has property damage and business interruption insurance that is expected to recover financial losses (net of applicable deductibles). Anglesey received a partial insurance settlement payment of $20.0 in December 2008 of which $10.0 was recorded as the Company’s equity income. During the first quarter of 2009, Anglesey received another partial insurance settlement of $8.2, 49% of which (or $4.0) was recorded as the Company’s equity income. The Company fully impaired the value of its share of the insurance proceeds received by Anglesey in 2008 and during the first quarter of 2009 as reflected in the Company’s equity income, because the Company does not expect to receive any such proceeds through the distribution of dividends. Anglesey did not receive any insurance settlements during the second or third quarters of 2009, and the timing and amount of any remaining insurance recovery are uncertain. The Company currently anticipates that it would not receive any portion of any remaining Anglesey insurance recoveries, in the form of potential dividends by Anglesey, relating to the fire.
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
     The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not change during the nine months ended September 30, 2009. For the nine months ended September

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
30, 2008, there was a revision to the estimated timing for certain future contingent costs (recorded during the quarter ended June 30, 2008) that resulted in a $.1 charge to net income in that period. The Company’s results for the quarters ended September 30, 2009 and 2008 each reflect an accretion of the estimated liability of $.1 (recorded in Cost of products sold). In addition, the Company’s results for the nine months ended September 30, 2009 and 2008 each reflect an accretion of the estimated liability of $.2 (recorded in Cost of products sold). The estimated fair value of the CAROs at September 30, 2009 was $3.4.
     Anglesey also recorded CAROs of approximately $24.0 in its financial statements in prior years. The time period over which the fair value of CAROs is estimated under United Kingdom generally accepted accounting principles (“UK GAAP”) treatment applied by Anglesey is different from the time period over which the fair value of CAROs is estimated under the principles of ASC 410-20. As such, the resulting accretion expenses are different under UK GAAP and US GAAP. For the first six months of 2009, the Company adjusted its equity in earnings of Anglesey to reflect the impact of applying U.S. GAAP with respect to the Anglesey CAROs by $.6. For the quarter ended September 30, 2009, the Company recorded no CARO accretion expense relating to Anglesey, as the result of suspending the equity method of accounting in that quarter (see Note 3). The Company adjusted its equity in earnings of Anglesey to reflect the impact of applying US GAAP with respect to the Anglesey CAROs by $.3 for the quarter ended September 30, 2008, and by $1.0 for the nine months ended September 30, 2008.
     For purposes of the Company’s fair value estimates with respect to the CAROs, a credit adjusted risk free rate of 7.5% was used.
5. Property, Plant, and Equipment
     The major classes of property, plant, and equipment are as follows:

	September 30,	December 31,
	2009	2008
Land and improvements	$23.6	$22.8
Buildings	31.8	29.6
Machinery and equipment	243.3	211.0
Construction in progress	75.3	63.3

	374.0	326.7
Accumulated depreciation	(42.0)	(30.0)

Property, plant, and equipment, net	$332.0	$296.7

     The major components of Construction in progress were as follows:

	September 30,	December 31,
	2009	2008
Kalamazoo, Michigan facility (1)	$61.4	$23.0
Spokane, Washington facility (2)	1.6	19.3
Other (3)	12.3	21.0

Total Construction in progress	$75.3	$63.3

(1)	The Kalamazoo, Michigan facility is planned to be equipped with two extrusion presses and a remelt operation. Completion of this investment program is expected to occur by early 2010.

(2)	Inclusive of the $139 million heat treat plate expansion project at its Trentwood facility in Spokane, Washington

(3)	Other construction in progress is spread among most of the Company’s manufacturing locations.
As discussed in Note 15, the Company impaired certain assets in connection with the restructuring plans to shut down the Tulsa, Oklahoma facility and curtail operations at the Bellwood, Virginia location.
For the quarter and nine months ended September 30, 2009, the Company recorded depreciation expense of $3.9 and $12.2, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the quarter and nine months ended September 30, 2008, the Company recorded depreciation expense of $3.6 and $10.8,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate segment for all such periods.
6. Supplemental Balance Sheet Information
     Trade Receivables. Trade receivables were comprised of the following:

	September 30,	December 31,
	2009	2008
Billed trade receivables	$75.8	$99.2
Unbilled trade receivables (Note 1)	6.1	.1

	81.9	99.3
Allowance for doubtful receivables	(.8)	(.8)

	$81.1	$98.5

     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets were comprised of the following:

	September 30,	December 31,
	2009	2008
Current derivative assets (Note 12)	$.6	$32.2
Current deferred tax assets	83.9	84.1
Option premiums paid	5.1	5.3
Short term restricted cash	.9	1.4
Prepaid expenses	2.5	5.4

Total	$93.0	$128.4

     Other Assets. Other assets were comprised of the following:

	September 30,	December 31,
	2009	2008
Derivative assets (Note 12)	$8.6	$5.2
Option premiums paid	2.3	4.6
Restricted cash	17.8	35.4
Long term income tax receivables	2.7	4.4
Other	1.6	.9

Total	$33.0	$50.5

     Other Accrued Liabilities. Other accrued liabilities were comprised of the following:

	September 30,	December 31,
	2009	2008
Current derivative liabilities (Note 12)	$20.1	$79.0
Current portion of income tax liabilities	1.0	11.8
Accrued income taxes payable and other taxes payable	2.7	1.8
Accrued book overdraft — see below	—	4.0
Accrued annual VEBA contribution	—	4.9
Accrued freight	1.7	2.1
Environmental accrual	2.3	3.3
Other	5.0	7.0

Total	$32.8	$113.9

     The accrued book overdraft balance at September 30, 2009 and December 31, 2008 represents uncleared cash disbursements.
     Long-term Liabilities. Long-term liabilities were comprised of the following:

	September 30,	December 31,
	2009	2008
Derivative liabilities (Note 12)	$9.3	$27.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2009	2008
Income tax liabilities	12.3	10.0
Workers’ compensation accruals	16.0	15.9
Environmental accruals	6.2	6.3
Asset retirement obligations	3.5	3.3
Other long term liabilities	1.6	1.9

Total	$48.9	$65.3

7. Secured Debt and Credit Facilities
     Secured credit facility and long term debt consisted of the following:

	September 30,	December 31,
	2009	2008
Revolving Credit Facility	$—	$36.0
Other	7.1	7.0

Total	7.1	43.0
Less — Current portion	—	—

Long-term debt	$7.1	$43.0

     Revolving Credit Facility. At September 30, 2009, the Company had in place a Senior Secured Revolving Credit Agreement with a group of lenders providing for a $265.0 revolving credit facility (the “Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. Under the Revolving Credit Facility, the Company is able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of a stated amount of $265.0 or a borrowing base comprised of eligible accounts receivable, eligible inventory, and certain eligible machinery, equipment, and real estate, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased to up to $275.0 at the request of the Company.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations, and warranties. The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic operating subsidiaries that are also borrowers thereunder. The Revolving Credit Facility places restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, repurchase shares, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business. At September 30, 2009, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     At September 30, 2009, based on the borrowing base determination in effect as of that date, the Company had $166.6 available for borrowing and letters of credit under the Revolving Credit Facility, of which $10.0 supports outstanding letters of credit, leaving $156.6 available for additional borrowing and letters of credit. There were no borrowings under the Revolving Credit Facility at September 30, 2009, but the interest rate applicable to any borrowings under Revolving Credit Facility would have been 4.75% at September 30, 2009.
     Other. As of September 30, 2009, the Company had a promissory note obligation (the “Note”) in the amount of $7.0 in connection with the purchase of real property of the Los Angeles, California facility. Interest is payable on the unpaid principal balance of the Note monthly in arrears at the prime rate, as defined in the Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on February 1, 2012 and the remaining $3.5 will be due on February 1, 2013. The Note is secured by a deed of trust on the property. For the nine months ended September 30, 2009, the Company incurred $.3 in interest expense relating to the Note. The interest rate applicable to borrowings under the Note was 4.75% at September 30, 2009.
8. Income Tax Matters

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Tax Benefit (Provision). The benefit (provision) for income taxes for the quarters and nine month periods ended September 30, 2009 and 2008 consisted of:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Domestic	$(18.4)	$13.6	$(37.4)	$(25.2)
Foreign	(1.1)	1.3	(.4)	(4.8)

Total	$(19.5)	$14.9	$(37.8)	$(30.0)

The income tax provision for the nine months ended September 30, 2009 was $37.8, or an effective tax rate of 44.9%. The difference between the effective tax rate and the projected blended statutory tax rate was primarily related to the impact of a non-deductible compensation expense, resulting in an increase to the income tax rate of approximately 4.6%.
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     At December 31, 2008, the Company had $879 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the United States. Such NOL carryforwards expire periodically through 2027. The Company also had $32.1 of other tax attributes, including $31.7 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax requirements. The remaining tax attributes are general business credits that will expire periodically through 2011.
     In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2008, due to uncertainties surrounding the realization of some of the Company’s deferred tax assets including state NOLs sustained during the prior years and expiring tax benefits, the Company has a valuation allowance of $29.5 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of the valuation allowance will be recorded as a reduction of income tax expense pursuant to ASC 852-740-45.
     Foreign taxes primarily represent Canadian income taxes in connection with the operations of the Company’s London, Ontario facility and United Kingdom income taxes in connection with the operations related to the Company’s ownership in Anglesey. The provision for income tax is based on the projected rate for each applicable period.
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited and issued assessment notices for 1998 through 2001 for which Notices of Objection have been filed. In addition, the Canada Revenue Agency has audited and issued assessment notices for 2002 through 2004, of which $7.9 has been paid to the Canada Revenue Agency against previously accrued tax reserves in the third quarter of 2009. There is an additional Canadian Provincial income tax assessment of $1.0 for the 2002 through 2004 income tax audit that is anticipated to be paid against previously accrued tax reserves in the fourth quarter of 2009. Certain past years are still subject to examination by taxing authorities, and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company had gross unrecognized tax benefits of $14.6 and $15.8 at September 30, 2009 and December 31, 2008, respectively. The change during the quarter and nine months ended September 30, 2009 was primarily due to currency fluctuations and the settlement of a Canada Revenue Agency income tax audit for the tax years 2002 through 2004. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. The Company had approximately $5.7 and $9.4 accrued at September 30, 2009 and December 31, 2008, respectively, for interest and penalties. Of the $9.4 of total interest and penalties at December 31, 2008, $5.2 is included in current liabilities and $4.2 is included in Long-term liabilities in the Consolidated Balance Sheet. Of the $5.7 of total interest and penalties at September 30, 2009, $.3 is included in current liabilities and $5.4 is included in Long-term liabilities in the Consolidated Balance Sheet. During the quarter and nine months ended September 30, 2009, the Company reduced its liability for interest and penalties by approximately $2.5 and $3.7, respectively, predominantly due to the settlement of a Canada Revenue Agency income tax audit for tax years 2002 through 2004. During the nine months ended September 30, 2009, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $2.0 currency translation adjustment that was recorded in Accumulated other comprehensive income, of which $1.6 related to gross unrecognized tax benefits and $.4 related to accrued interest and penalties. The Company expects its gross unrecognized tax benefits to be reduced by $.7 within the next twelve months in connection with a Canadian income tax audit.
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
     Postretirement Medical Obligations. As a part of the Company’s reorganization efforts, the Company’s postretirement medical plan was terminated in 2004. Participants were given the option of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), with the Company’s filing of its plan of reorganization as the qualifying event, or participation in the applicable VEBA (the Union VEBA) or the VEBA that provides benefits for certain other eligible retirees and their surviving spouse and eligible dependents (the “Salaried VEBA”)). Qualifying bargaining unit employees who do not, or are not eligible to, elect COBRA coverage are covered by the Union VEBA. The Salaried VEBA covers all other retirees including employees who retired prior to the 2004 termination of the prior plan or who retire with the required age and service requirements so long as their

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employment commenced prior to February 2002. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
     As of the date of filing of this Report, the Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution which, with respect to the Union VEBA terminates for periods beginning after December 31, 2012. The amount to be contributed to the VEBAs through 2012 is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable within 120 days following the end of each fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with the SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements), whichever is earlier. At December 31, 2008, the Company had preliminarily determined that $4.2 and $.7 were owed to the Union VEBA and the Salaried VEBA, respectively, under the contribution obligation, which amounts were recorded in Other accrued liabilities in the Company’s Consolidated Balance Sheets with a corresponding increase/decrease in Net asset/liability in respect of VEBA. In March 2009, these amounts were paid to the VEBAs following the final determination of the contribution obligation. In addition, the Company is obligated to pay one-half of the administrative expenses of the Union VEBA, up to $.3, in each successive calendar year. During 2008, the Company paid $.1 in administrative expenses of the Union VEBA. No administrative expenses of the Union VEBA were paid for the nine months ended September 30, 2009. As of September 30, 2009, the Union VEBA owns approximately 24% of the Company’s outstanding common stock.
     For accounting purposes, after discussions with the staff of the SEC, the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. While the Company’s only obligation to the VEBAs is to pay the annual variable contribution amount and the Company has no control over the plan assets, the Company nonetheless accounts for net periodic postretirement benefit costs in accordance with ASC 715-60, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Components of Net Periodic Benefit Cost and Cash Flow and Charges. The following tables present the components of net periodic benefit cost for the quarters and nine month periods ended September 30, 2009 and 2008:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
VEBAs:
Service cost	$.6	$.4	$1.7	$1.3
Interest cost	4.6	4.3	14.0	12.8
Expected return on plan assets	(5.2)	(5.2)	(15.7)	(15.5)
Amortization of prior service cost	.4	.2	1.2	.6
Amortization of net loss	.9	.1	2.8	.3

	1.3	(.2)	4.0	(.5)
Defined contribution plans	2.3	2.6	7.5	8.6

	$3.6	$2.4	$11.5	$8.1

     The following tables present the allocation of these charges:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Fabricated Products segment	$2.2	$2.3	$6.6	$7.5
Corporate and Other segment	1.4	.1	4.9	.6

	$3.6	$2.4	$11.5	$8.1

     For all periods presented, substantially all of the Fabricated Products segment’s related charges are in Cost of products sold, excluding depreciation, amortization and other items, with the balance being in Selling, administrative, research and development and general expense.
     See Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for key assumptions used with respect to the Company’s pension and similar plans, and key assumptions made in computing the net obligation of each VEBA.
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
     Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, upon its effectiveness, 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan. At September 30, 2009, 815,357 common shares were available for additional awards under the Equity Incentive Plan.
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for the quarters and nine month periods ended September 30, 2009 and 2008 were as follows:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Service-based vested and non-vested common shares and restricted stock units	$1.9	$2.3	$7.1	$7.3
Performance shares	.2	.4	1.0	1.1
Service-based stock options	.1	.1	.2	.2

Total compensation charge	$2.2	$2.8	$8.3	$8.6

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
     The performance shares, granted in March 2009 and May 2009, are subject to performance requirements pertaining to the Company’s average annual EVA measured over a three year performance period, 2009 through 2011. EVA is a measure of the Company’s pretax operating income for a particular year over a pre-determined percentage of net assets of the immediately preceding year, as defined in the 2009 — 2011 LTI Program. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares in 2012 will depend on the average annual EVA achieved during the three year performance period. The Company accounts for these awards at fair value. The total fair value to be recognized as compensation expense has been estimated

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on the most probable outcome of the performance condition which is evaluated quarterly using the Company’s forecast and actual results. The total fair value, based on the Company’s best estimate as of September 30, 2009, after assuming an estimated forfeiture rate, is being amortized to expense over the requisite service period of three years on a ratable basis.
     The fair value of the non-vested common shares, restricted stock units, and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the nine months ended September 30, 2009 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
		Fair Value		Fair Value
	Shares	per Share	Units	per Unit
Outstanding at January 1, 2009	553,712	$47.79	2,969	$36.05
Granted	196,829	15.57	5,181	13.92
Vested	(490,721)	42.88	(622)	68.60
Forfeited	(5,668)	25.08	—	—

Outstanding at September 30, 2009	254,152	$32.75	7,528	$18.13

     A summary of the activity with respect to the performance shares for the nine months ended September 30, 2009 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at January 1, 2009	89,951	$74.40
Granted	460,198	14.06
Vested	(20,467)	24.83
Forfeited	(21,468)	27.15

Outstanding at September 30, 2009	508,214	$23.75

For the nine months ended September 30, 2008, 52,551 non-vested common shares were granted to employees and non-employee directors at the weighted-average grant date fair value per share of $71.79. Additionally, 702 shares of restricted stock units and 101,586 performance shares were granted to employees during this period at the weighted-average grant date fair value per share of $74.82 and $74.45, respectively. 37,249 non-vested common shares and 1,652 restricted stock units vested during the nine months ended September 30, 2008.
     As of September 30, 2009, there was $4.4 of unrecognized gross compensation cost related to the non-vested common shares and the restricted stock units and $1.5 of gross unrecognized gross compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of approximately 1.7 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.2 years.
     Stock Options. As of September 30, 2009, the Company had 22,077 outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 and have a contractual life of ten years. The options vested one-third on April 3, 2008 and one-third on April 3, 2009, and will vest one-third on the third anniversary of the grant date. The weighted-average fair value of the options granted was $39.90 (see Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for key assumptions used in the Black Scholes pricing model). No new options were granted during the nine months ended September 30, 2009.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the Company’s stock option activity for the nine months ended September 30, 2009 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Life	Value
			(In years)	(In millions)
Outstanding at January 1, 2009	22,077	$80.01	—	$—
Grants	—	—	—	—
Forfeited	—	—	—	—
Exercise	—	—	—	—

Outstanding at September 30, 2009	22,077	$80.01	7.50	$—

Fully vested and expected to vest at September 30, 2009	22,017	$80.01	7.50	$—

Exercisable at September 30, 2009	15,143	$80.01	7.50	$—

     At September 30, 2009, there was $.1 of unrecognized compensation expense related to stock options. The expense is expected to be recognized over a weighted-average period of 6 months.
11. Commitments and Contingencies
     Commitments. The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 12), letters of credit (see Note 7), and guarantees. The Company and its subsidiaries also had agreements to supply alumina to and to purchase aluminum from Anglesey through September 30, 2009 (See also Note 4 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for information regarding these agreements). See also Note 3 for additional information regarding changes in the nature of Anglesey’s operations as of September 30, 2009.
     Refer to Note 12 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for information relating to minimum rental commitments under operating leases. There have been no material changes to such scheduled rental commitments as of the filing of this Report.
     Environmental Contingencies. The Company and its subsidiaries are subject to a number of environmental laws, fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.
     Based on the Company’s evaluation of the existing environmental matters, the Company had environmental accruals totaling $8.5 at September 30, 2009. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $.7 in 2009, $2.0 in 2010, $2.4 in 2011, $.9 in 2012, and $2.5 in 2013 and thereafter.
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
     Other Contingencies. The Company and its subsidiaries are party to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with its past and current operations. The Company evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
merit. In accordance with ASC 450-20, the Company reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these reserves to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material adverse impact on its consolidated financial position, operating results, or liquidity.
12. Derivative Financial Instruments and Related Hedging Programs
     In conducting its business, the Company, from time to time, enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to its sales of fabricated aluminum products and the purchase of metal used as raw materials for its fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in its production process, and (iii) foreign currency requirements with respect to its cash commitments for equipment purchases and with respect to its foreign subsidiaries and affiliate. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash gains and losses are recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. The Company may also be exposed to margin calls, which the Company tries to minimize or offset through counterparty credit lines and/or use of options. From time to time, the Company may modify the terms of the derivative contracts based on operational needs.
     The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company has price risk on its anticipated primary aluminum purchases in respect of the customer’s orders. The Company currently uses third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements.
     Total fabricated products shipments during the nine months ended September 30, 2009 and 2008 that contained fixed price terms were (in millions of pounds) 128.7 and 184.9, respectively. At September 30, 2009, the Fabricated Products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during the last three months of 2009 and for the period 2010 through 2012 totaling approximately (in millions of pounds): 2009 — 47.2, 2010 — 91.5, 2011 — 79.9, and 2012 — 13.4.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the Company’s material derivative positions at September 30, 2009:

		Notional
		Amount of
		Contracts	Fair
Commodity	Period	(mmlbs)	Value
Aluminum —
Option purchase contracts	10/2009 through 12/2011	193.8	$7.8
Fixed priced purchase contracts	10/2009 through 12/2012	184.5	$(19.7)
Fixed priced sales contracts	10/2009 through 12/2011	17.6	$.2
Regional premium swap contracts(1)	10/2009 through 12/2012	173.6	$—

		Notional
		Amount of
		Contracts	Fair
Foreign Currency	Period	(mm)	Value
Pound Sterling —
Fixed priced purchase contracts	10/2009	£7.1	$(.3)
Euro —
Fixed priced purchase contracts	10/2009 through 3/2010	€.5	$—

		Notional
		Amount of
		Contracts	Fair
Energy	Period	(mmbtu)	Value
Natural gas —
Fixed priced purchase contracts(2)	10/2009 through 2/2011	1,300,000	$(.8)

(1)	Regional premiums represent the premium over the LME price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

(2)	As of September 30, 2009, the Company’s exposure to increases and decreases in natural gas prices had been substantially limited for approximately 91% of the expected natural gas purchases for October 2009 through December 2009, approximately 15% of the expected natural gas purchases for 2010, and an insignificant percentage of expected natural gas purchases for 2011.
     The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets (See Note 6). As more fully discussed in Note 1, the Company reflects changes in the fair value of its derivative instruments in Net income (rather than deferring such gains/losses to the date of the underlying transactions to which the related hedges occur). The realized and unrealized gains (losses) for the quarters and nine month periods ended September 30, 2009 and 2008 were as follows:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Realized gains (losses):
Aluminum	$(7.2)	$1.7	$(20.7)	$10.4
Foreign currency	(2.7)	(.4)	(13.3)	.5
Natural gas	(2.0)	(.2)	(8.5)	.1

Total realized gains (losses)	$(11.9)	$1.1	$(42.5)	$11.0

Unrealized gains (losses):
Aluminum	$22.1	$(26.0)	$29.9	$5.7
Foreign currency	3.1	(10.1)	15.3	(8.2)
Natural gas	1.9	(7.7)	4.2	(3.5)

Total unrealized gains (losses)	$27.1	$(43.8)	$49.4	$(6.0)

     Both realized and unrealized gains (losses) on derivative instruments are included in Cost of products sold, excluding depreciation, amortization and other items, for the periods presented.
     All of the Company’s derivative contracts contain credit-risk related contingencies. If the fair value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the fair value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to the counterparty. At September 30, 2009, the Company had no margin deposits with its counterparties as a result of the credit-risk related contingency features.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Earnings Per Share
     ASC 260-10-45-60A defines unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires inclusion of such securities in the computation of earnings per share pursuant to the two-class method. On January 1, 2009, the Company adopted FSP EITF 03-6-1, subsequently codified by ASC 260-10-65-2, which mandates the application of the foregoing principles to all financial statements issued for fiscal years beginning after December 2008, and requires retrospective application. As certain of the Company’s unvested share-based payment awards contain nonforfeitable rights to dividends and dividend equivalents, the Company used the two-class method in the computation of earnings per share for the quarter and nine months ended September 30, 2009 and retrospectively adjusted its earnings per share data for the quarter and nine months ended September 30, 2008.
     Basic and diluted earnings per share using the two-class method for the quarters and nine month periods ended September 30, 2009 and 2008 were calculated as follows:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Numerator:
Net Income (loss)	$23.0	$(22.1)	$46.4	$39.8
Less: net income attributable to participating securities (1)	(.2)	(.1)	(1.2)	(1.1)

Net income (loss) available to common stockholders	$22.8	$(22.2)	$45.2	$38.7

Denominator:
Weighted-average common shares outstanding — Basic	19,981,715	19,995,073	19,567,963	20,031,802

Weighted-average common shares outstanding — Diluted	19,981,715	19,995,073	19,567,963	20,031,802

Income (loss) per common share:
Basic	$1.14	$(1.11)	$2.31	$1.93
Diluted	$1.14	$(1.11)	$2.31	$1.93

(1)	Net income attributable to participating securities for a given period includes both distributed and undistributed net income, as applicable. Undistributed net losses are not allocated to participating securities, however, as such securities do not have an obligation to fund net losses of the Company.

Distributed net income attributed to participating securities represents dividend and dividend equivalents declared on the participating securities that the Company expects to ultimately vest. Distributed net income to participating securities was $.1 for each of the quarters ended September 30, 2009 and 2008 and was $.3 for each of the nine month periods ended September 30, 2009 and 2008.

For the quarter ended September 30, 2009, undistributed net income attributed to participating securities was $.1. For the quarter ended September 30, 2008, the Company incurred an undistributed loss, none of which was allocated to participating securities. Undistributed net income attributed to participating securities was $.9 and $.8 for the nine month periods ended September 30, 2009 and 2008, respectively.

For the quarter and nine months ended September 30, 2009 and the nine months ended September 30, 2008, undistributed net income was apportioned to common stockholders and participating securities based on the weighted average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. For the nine months ended September 30, 2009 and 2008, undistributed net income apportioned to the participating securities represented approximately 3% of total undistributed net income. For the three months ended September 30, 2009, undistributed net income apportioned to participating securities represented approximately 1% of net income.
     In computing the diluted weighted average common shares outstanding for the quarters and nine month periods ended September 30, 2009 and 2008, the Company used the two-class method assuming that participating securities are not exercised, vested or converted. The Company included the dilutive effect of stock options in calculating the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
diluted weighted average common shares. Options to purchase 22,077 common shares at an average exercise price per share of $80.01 were outstanding at both September 30, 2009 and 2008. The potential dilutive effect of such shares was zero for each of the quarters ended September 30, 2009 and 2008 and for each of the nine month periods ended September 30, 2009 and 2008.
     For the nine months ended September 30, 2009 and 2008, the Company paid a total of $14.7, or $.72 per common share, and $12.4, or $.60 per common share, respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to one half of the performance shares.
14. Segment and Geographical Area Information
     The Company’s primary line of business is the production of semi-fabricated specialty aluminum products. In addition, the Company owns a 49% interest in Anglesey. As described in Note 3, Anglesey operated as an aluminum smelter until September 30, 2009 and commenced remelt and casting of secondary aluminum products in the fourth quarter of 2009.
     The Company’s continuing operations are organized and managed by product type and include two operating segments of the aluminum industry and a Corporate segment. The aluminum industry segments consist of: Fabricated Products and Primary Aluminum. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications. The Primary Aluminum segment conducts hedging activities in respect of the Company’s exposure to primary aluminum price risk and, through its investment in Anglesey, produces commodity grade aluminum sow and/or value-added products such as ingot and billet for which the Company received a premium over normal commodity market prices.
     The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and as further described in Note 1 of this Report. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.
     Financial information by operating segment for the quarters and nine month periods ended September 30, 2009 and 2008 is as follows:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net Sales:
Fabricated Products	$215.1	$334.9	$660.7	$1,043.3
Primary Aluminum	36.9	34.3	89.3	138.4

	$252.0	$369.2	$750.0	$1,181.7

Segment Operating Income (Loss):
Fabricated Products	$26.4	$19.5	$59.0	$102.4
Primary Aluminum	27.5	(44.9)	58.8	3.8
Corporate and Other	(11.3)	(12.5)	(33.9)	(37.8)
Other Operating Benefits, Net	—	1.4	.9	1.2

Total operating income (loss)	$42.6	$(36.5)	$84.8	$69.6
Interest expense	(.2)	(.3)	(.6)	(.8)
Other income (expense), net	.1	(.2)	—	1.0

Income (Loss) before income taxes	$42.5	$(37.0)	$84.2	$69.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Depreciation and Amortization:
Fabricated Products	$3.9	$3.6	$12.2	$10.8
Corporate and Other	—	—	.1	—

	$3.9	$3.6	$12.3	$10.8

Capital expenditures, net of change in accounts payable:
Fabricated Products	$13.7	$22.7	$50.3	$61.0
Corporate and Other	.7	—	.7	—

	$14.4	$22.7	$51.0	$61.0

	September 30,	December 31,
	2009	2008
Segment assets:
Fabricated Products	$448.8	$498.8
Primary Aluminum (1)	28.2	99.9
Corporate and Other (2)	558.5	546.7

	$1,035.5	$1,145.4

(1)	Primary Aluminum includes the Company’s derivative assets.

(2)	Corporate and Other includes all of the Company’s Cash and cash equivalents, Net assets in respect of VEBA and net deferred income tax assets.

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Income Taxes Paid:
Fabricated Products —
United States	$.9	$—	$2.7	$1.9
Canada	7.9	1.3	8.3	3.3

	$8.8	$1.3	$11.0	$5.2

15. Restructuring costs and other charges
Fourth Quarter 2008 Restructuring Plans
     In December 2008, the Company announced plans to close operations at its Tulsa, Oklahoma facility and significantly reduce operations at its Bellwood, Virginia facility. The Tulsa, Oklahoma facility produced, and the Bellwood, Virginia facility primarily produced, extruded rod and bar products sold principally to service centers for general engineering applications. The operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. As a result, the Company incurred restructuring costs and other charges of $8.8 during the fourth quarter of 2008, of which $4.5 was related to involuntary employee terminations and $4.3 related to asset impairments. During the first quarter of 2009, the Company recorded additional charges of $1.2 in connection with these restructuring efforts, consisting primarily of contract termination and facility shut-down costs. Approximately $.6 of the first quarter expense represents cash obligations, with the balance represented by non-cash charges. The restructuring efforts initiated during the fourth quarter of 2008 were substantially completed by the end of the first quarter of 2009.
     All restructuring costs and other charges described above were incurred and recorded in the Company’s Fabricated Products segment.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Second Quarter 2009 Restructuring Plans
     In May 2009, the Company announced plans to: (i) further curtail operations at its Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products and (ii) shut down the Bellwood, Virginia facility temporarily during the month of July 2009, in response to planned shutdowns in the automotive industry and continued weak economic and market conditions. In addition, the Company reduced its personnel in certain other locations in the quarter ended June 30, 2009, in an effort to streamline costs. Approximately 85 employees were affected by the reduction in force, principally at the Bellwood location. In connection with the foregoing plans, the Company recorded restructuring costs and other charges of $5.1 in the second quarter of 2009. Of these charges, $4.8 were related to involuntary employee terminations and other personnel costs, and the remaining $.3 were principally related to a non-cash asset impairment. Of the personnel-related costs recorded during the second quarter, approximately $.8 represented incremental non-cash expense during the period, in connection with the accelerated vesting of previously granted share-based payments. During the quarter ended September 30, 2009, the Company recorded a restructuring charge of $.1 representing an adjustment to the estimated costs of its second quarter 2009 restructuring plans. The restructuring efforts initiated during the second quarter of 2009 were substantially completed by the end of the third quarter of 2009.
     Of the $5.1 restructuring costs and other charges incurred in the quarter ended June 30, 2009, $4.2 were incurred and recorded in the Company’s Fabricated Products segment, with the remaining $.9 incurred and reported in the Company’s Corporate segment. The $.1 restructuring cost recorded in the quarter ended September 30, 2009 was incurred in the Company’s Fabricated Products segment.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the activity relating to cash obligations arising from the Company’s restructuring plans:

	Employee
	Termination
	and Other	Facility
	Personnel	related
	Costs	costs	Total
Restructuring obligations at December 31, 2008	$4.5	$—	$4.5
Cash restructuring costs and other charges:
Recorded in the quarter ended March 31, 2009 (1)	.2	.4	.6
Recorded in the quarter ended June 30, 2009 (2)	4.0	.1	4.1
Recorded in the quarter ended September 30, 2009 (2)	.1	—	.1

Total cash restructuring costs and other charges recorded for the nine months ended September 30, 2009	4.3	.5	4.8
Cash payments during the nine months ended September 30, 2009	(5.0)	(.5)	(5.5)

Restructuring obligations at September 30, 2009	$3.8	$—	$3.8

(1)	In connection with the fourth quarter 2008 restructuring plans described above.

(2)	In connection with the second quarter 2009 restructuring plans described above.
16. Supplemental cash flow information

	Nine Months
	Ended September 30,
	2009	2008
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $1.5 and zero, respectively	$—	$.6

Income taxes paid	$11.0	$5.2

Supplemental disclosure of non-cash transactions:
Dividend declared and unpaid	$—	$4.8

Acquisition of leased equipment	$.1	$—

17. Subsequent events
     The Company has evaluated events subsequent to September 30, 2009 to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through October 28, 2009, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following item represents a subsequent event that merit disclosure herein:
     On October 13, 2009, the Company’s Board of Directors approved the declaration of a quarterly cash dividend of $.24 per common share to stockholders of record at the close of business on October 23, 2009, payable on November 13, 2009.

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
Overview
     We are a leading North American manufacturer of semi-fabricated specialty aluminum products for aerospace / high strength, general engineering and custom automotive and industrial applications. In addition, we own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns a facility in Holyhead, Wales that had operated as an aluminum smelter until September 30, 2009 and commenced remelt and casting of secondary aluminum products in the fourth quarter of 2009.
     We have two reportable operating segments, Fabricated Products and Primary Aluminum, and a Corporate segment. The Fabricated Products segment is comprised of all of our operations within the fabricated aluminum products industry including ten fabricating facilities in North America at September 30, 2009. The Fabricated Products segment sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications.
     The Primary Aluminum segment conducts hedging activities in respect of our exposure to primary aluminum price risk and, through our ownership interest in Anglesey, produces commodity grade aluminum sow and/or value-added products such as ingot and billet for which we receive a premium over normal commodity market prices.

     Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the market segments in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. Overall demand for our fabricated products dramatically declined in the first nine months of 2009 as compared to 2008. Weak end-use demand, along with significant inventory de-stocking by our service center customers and others in the value stream, has adversely impacted our shipments in 2009.
     Primary aluminum prices fell significantly over the course of the last half of 2008 and partially recovered in the second and third quarters of 2009. The average London Metal Exchange, or LME, transaction price per pound of primary aluminum for the nine months ended September 30, 2009 and September 30, 2008 were $.70 and $1.28, respectively. The average LME transaction price per pound of primary aluminum for the quarter ended September 30, 2009 and September 30, 2008 was $.82 and $1.26, respectively. At October 15, 2009, the LME transaction price per pound of primary aluminum was $.83. The Company’s Fabricated Products segment operates its business with an intent to remain neutral to primary aluminum price changes by passing such price changes on to its customers or, to the extent it has firm price contracts, hedging such exposures to primary aluminum prices with counterparties.
     Our operating results are also, albeit to a lesser degree, sensitive to changes in prices for natural gas and changes in certain foreign exchange rates. All of the foregoing have been subject to significant price fluctuations over recent years. For a discussion of our sensitivity to changes in market conditions, see Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risks” of this Report.
     Highlights of the quarter ended September 30, 2009 include:
•	Fabricated Products segment shipments of 106 million pounds, a 4% increase from the second quarter of 2009. Compared to the prior year quarter, third quarter 2009 shipments of fabricated products were lower due to weaker demand, notwithstanding higher aerospace and general engineering plate shipments.

•	Consolidated net income of $23.0 million, or $1.14 per diluted share, which includes $27.0 million of pre-tax, non-cash mark-to-market gains on our derivative positions.

•	Cash generated from operations of $32.6 million; no borrowings under the Revolving Credit Facility as of September 30, 2009 and $157 million of borrowing capacity as of that date.

•	Dividend payment on August 17, 2009 of $4.8 million, or $.24 per common share, to stockholders of record at the close of business on July 27, 2009.

•	The planned, full curtailment of smelting operations at the Anglesey, Wales facility, in which we have a 49% interest, on September 30, 2009.
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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions of dollars, except
		shipments and average sales price)
Shipments (millions of pounds):
Fabricated Products	105.7	135.3	316.1	435.6
Primary Aluminum	41.0	24.2	113.7	98.0

	146.7	159.5	429.8	533.6

Average Realized Third Party Sales Price (per pound):
Fabricated Products (1)	$2.03	$2.48	$2.09	$2.40
Primary Aluminum (2)	$.90	$1.42	$.79	$1.41
Net Sales:
Fabricated Products	$215.1	$334.9	$660.7	$1,043.3
Primary Aluminum	36.9	34.3	89.3	138.4

Total Net Sales	$252.0	$369.2	$750.0	$1,181.7
Segment Operating Income (Loss):
Fabricated Products (3)(4)	$26.4	$19.5	$59.0	$102.4
Primary Aluminum (5)	27.5	(44.9)	58.8	3.8
Corporate and Other	(11.3)	(12.5)	(33.9)	(37.8)
Other Operating Benefits, Net	—	1.4	.9	1.2

Total Operating Income (Loss)	$42.6	$(36.5)	$84.8	$69.6
Net Income (Loss)	$23.0	$(22.1)	$46.4	$39.8
Capital Expenditures, net of change in accounts payable	$14.4	$22.7	$51.0	$61.0

(1)	Average realized prices for the Company’s Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Part I, Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Average realized prices for the Company’s Primary Aluminum segment exclude derivative gains/ losses.

(3)	Fabricated Products segment operating results for the quarter and nine months ended September 30, 2009 include non-cash last-in, first-out (“LIFO”) inventory charges (benefits) of $6.9 million and $(6.3) million, respectively, and metal (gains) losses of approximately $(11.2) million and $5.3 million, respectively. Also included in the Fabricated Products segment operating results for the nine months ended September 30, 2009 are a $9.3 million lower of cost or market inventory write-down recognized in the first quarter of 2009 and $5.5 million of restructuring charges ($5.4 million of which were recorded in the first half of 2009), relating to the restructuring plans principally involving our Tulsa, Oklahoma and Bellwood, Virginia facilities. Fabricated Products segment operating results for the quarter and nine months ended September 30, 2008 include a non-cash LIFO inventory charge of $.7 million and $31.3 million, respectively, and metal (losses) gains of approximately $(3.2) million and $23.7 million, respectively.

(4)	Fabricated Products segment operating results include non-cash mark-to-market gains (losses) on natural gas and foreign currency hedging activities totaling $2.6 million and $(9.7) million in the quarters ended September 30, 2009 and 2008, respectively. Fabricated Products segment results also include non-cash mark-to-market gains (losses) on natural gas and foreign currency hedging activities totaling $5.4 million and $(5.2) million in the nine months ended September 30, 2009 and 2008, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

(5)	Primary Aluminum segment operating results include non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $22.0 million and $(26.1) million and on foreign currency derivatives totaling $2.4 million and $(8.0) million for the quarters ended September 30, 2009 and 2008, respectively. Primary Aluminum segment results also include non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $29.9 million and $5.7 million and on foreign currency derivatives totaling $14.1 million and $(6.5) million for the nine months ended September 30, 2009 and 2008, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report. Also included in the quarter and nine months ended September 30, 2008 were $20.1 million and $26.8 million of adverse impact from the Anglesey outage as a result of a fire that occurred in June 2008.

     Summary. We reported net income of $24.0 million for the quarter ended September 30, 2009 compared to a net loss of $22.1 million for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, we reported net income of $47.4 million compared to net income of $39.8 million for the nine months ended September 30, 2008. Both quarters and nine month periods include a number of non-run-rate items that are more fully explained in the sections below.
     Our operating income for the quarter ended September 30, 2009 was $42.6 million compared to an operating loss of $36.5 million for the quarter ended September 30, 2008. Included in the operating income for the quarter ended September 30, 2009 were $27.0 million of unrealized mark-to-market gains on our derivative positions. Included in the operating loss for the quarter ended September 30, 2008 was $43.8 million of unrealized mark-to-market losses on our derivative positions. Our operating income for the nine months ended September 30, 2009 was $84.8 million compared to $69.6 million for the nine months ended September 30, 2008. Included in operating income for the nine months ended September 30, 2009 were $49.4 million of unrealized mark-to-market gains on our derivative positions. Included in operating income for the nine months ended September 30, 2008 were $6.0 million of unrealized mark-to-market losses on our derivative positions. The increase in operating income for the quarter and nine months ended September 30, 2009 is more fully explained below in the “Segment Information” section below.
     Net Sales. We reported Net sales in the quarter ended September 30, 2009 of $252.0 million compared to $369.2 million in the quarter ended September 30, 2008. The decrease in revenues during the quarter ended September 30, 2009 is primarily the result of a 22% decrease in our Fabricated Products segment shipment volume, an 18% decrease in Fabricated Products segment realized prices, and a 37% decrease in Primary Aluminum segment pricing, all partially offset by 69% increase in Primary Aluminum segment shipment volume. The increase in Primary Aluminum shipments is due to the production interruption in the third quarter of 2008 caused by a fire at the facility (see “Segment Information—Primary Aluminum” section below). The decrease in Fabricated Products segment prices primarily reflects the pass-through to customers of lower underlying hedged alloyed metal prices.
     For the nine months ended September 30, 2009, we reported net sales of $750.0 million compared to $1,181.7 million for the nine months ended September 30, 2008. The decrease in revenues during the nine months ended September 30, 2009 is primarily the result of a 27% decrease in our Fabricated Products segment shipment volume, a 13% decrease in Fabricated Products segment realized prices, and a 44% decrease in Primary Aluminum segment pricing, all partially offset by a 16% increase in Primary Aluminum segment shipment volume. The increase in Primary Aluminum shipments is due to the production interruption in the third quarter of 2008 caused by a fire at the facility (see “Segment Information—Primary Aluminum” section below). The decrease in Fabricated Products segment prices reflects the pass-through to customers of lower underlying hedged alloyed metal prices, partially offset by an increase in value-added revenue per pound. Increases or decreases in primary aluminum market prices do not necessarily directly translate to increased or decreased profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products firm price sales agreements limit our realized losses as well as realized gains from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items for the quarter ended September 30, 2009 totaled $188.3 million, or 75% of Net sales, compared to $383.7 million, or 104% of Net sales, in the quarter ended September 30, 2008. Included in Cost of products sold, excluding depreciation, amortization and other items were $27.0 million and $(43.8) million of non-cash mark-to-market gains (losses) on our derivative positions in the quarter ended September 30, 2009 and 2008, respectively.
     Cost of products sold, excluding depreciation, amortization and other items for the nine months ended September 30, 2009 totaled $584.2 million, or 78% of Net sales, compared to $1,044.2 million, or 88% of Net sales, in the nine months ended September 30, 2008. Included in Cost of products sold, excluding depreciation, amortization and other items were $49.4 million and $(6.0) million of non-cash mark-to-market gains (losses) on our derivative positions in the nine months ended September 30, 2009 and 2008, respectively. See “Segment Information” section below for a detailed discussion of the comparative results of operations for the quarters and nine month periods ended September 30, 2009 and 2008.

     Lower of Cost or Market Inventory Write-down. We recorded a lower of cost or market inventory write-down of $9.3 million in the first quarter of 2009, as the result of declining metal prices. There were no additional lower of cost or market inventory write-downs during the nine months ended September 30, 2009 or the nine months ended September 30, 2008.
     Impairment of Investment in Anglesey. For the nine months ended September 30, 2009, the Company recorded charges of $1.8 million relating to its investment in Anglesey. Such charges were all recorded in the first six months of 2009. For the quarter ended September 30, 2009, no additional impairment charges were recorded, due to the suspension of the equity method of accounting, as more fully described in Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
     Restructuring Costs and Other Charges. In December 2008, we announced plans to close our Tulsa, Oklahoma facility and to curtail operations at our Bellwood, Virginia facility. During the first quarter of 2009, we recorded $1.2 million in restructuring charges primarily related to contract termination costs and other costs pertaining to the December 2008 restructuring initiatives.
     In May 2009, we announced plans to (i) further curtail operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products and (ii) shut down the Bellwood, Virginia facility temporarily during the month of July 2009, in response to planned shutdowns in the automotive industry and continued weak economic and market conditions. We also reduced personnel at certain of our other locations. Approximately 85 employees were affected by the reduction in force, principally at the Bellwood, Virginia location. In connection with these restructuring plans, we recorded restructuring costs and other charges of $5.1 million in the second quarter of 2009. Of these charges, $4.8 million were related to involuntary employee terminations and other personnel costs, and the remaining $.3 million were principally related to a non-cash asset impairment. Of the personnel-related costs recorded during the second quarter, approximately $.8 million represented incremental non-cash expense during the period, in connection with the accelerated vesting of a portion of previously granted share-based compensation. During the quarter ended September 30, 2009, we recorded a restructuring charge of $.1 million representing an adjustment to the estimated costs of the restructuring initiatives undertaken in the second quarter of 2009.
     See Note 15 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for additional information regarding the costs incurred in connection with our restructuring plans.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2009 was $3.9 million compared to $3.6 million for the quarter ended September 30, 2008. Depreciation and amortization for the nine months ended September 30, 2009 was $12.3 million compared to $10.8 million for the nine months ended September 30, 2008. The increase is primarily the result of placing additional construction in progress into service throughout 2008.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $17.1 million in the quarter ended September 30, 2009 compared to $19.8 million in the quarter ended September 30, 2008. Selling, administrative, research and development, and general expense totaled $52.1 million in the nine months ended September 30, 2009 compared to $58.3 million in the nine months ended September 30, 2008. The decrease in selling, administrative, research and development and general expenses for both the quarter ended September 30, 2009 and nine months ended September 30, 2009, as compared to the corresponding periods in 2008, is principally due to: (i) the net reductions in administrative expense within our Corporate and Other segment (See “Segment Information—Corporate and Other” section below) and (ii) overhead cost reductions in the Fabricated Products segment.

     Other Operating Benefits, Net. For the nine months ended September 30, 2009 and for the quarter and nine months ended September 30, 2008, other operating benefits consisted primarily of the recovery of a pre-chapter 11 emergence obligation owed to us, for which we had previously fully-reserved against any expected collection.
     Interest Expense. Interest expense was $.2 million in the quarter ended September 30, 2009, as compared to $.3 million for the quarter ended September 30, 2008. Interest expense was $.6 million for the nine months ended September 30, 2009, as compared to $.8 million for the nine months ended September 30, 2008.
     Other Income (Expense), Net. Other income (expense), net was $.1 million for the quarter ended September 30, 2009, as compared to $(.2) million in the quarter ended September 30, 2008. Other income (expense), net was zero in the nine months ended September 30, 2009, compared to $1.0 million in the nine months ended September 30, 2008. The decrease for the nine months ended September 30, 2009 was primarily related to lower interest income as a result of declining interest rates.
     Income Tax Provision. The income tax provision for the nine months ended September 30, 2009 was $37.8 million, for an effective tax rate of 44.9%. The effective tax rate for the nine months ended September 30, 2008 was approximately 43%. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2009 was primarily related to the impact of a non-deductible compensation expense, resulting in an increase to the income tax provision. The effective tax rate for the nine months ended September 30, 2008 was impacted by (i) the accounting for the income tax effects of equity income in our investment in Anglesey, which had the impact of increasing the effective tax rate; (ii) unrecognized tax benefits, including interest and penalties, and (iii) changes in the United Kingdom and Canadian income tax rates and geographical distribution of income for the period.
  Derivatives
     In conducting our business, we, from time to time, enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sales of fabricated aluminum products and the purchase of metal used as raw materials for our fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in our production process, and (iii) foreign currency requirements with respect to our cash commitments for equipment purchases and with respect to our foreign subsidiaries and affiliate. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contract, significant unrealized, non-cash gains and losses may be recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset through counterparty credit lines and/or the use of options. From time to time, we may modify the terms of the derivative contracts based on operational needs.
     The fair value of our derivatives recorded on the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 was a net liability of $12.8 million and $59.6 million, respectively. The primary reasons for the decrease in the net liability were settlements of derivatives during the nine months ended September 30, 2009, giving rise to realized losses of $42.5 million for the period, and an increase in metal prices, the effect of changes in outstanding foreign currency hedge positions and changes in foreign currency rates compared to December 31, 2008. The settlement of derivatives and changes in market value of contracts resulted in the recognition of $27.0 million and $49.4 million of unrealized mark-to-market gains on derivatives for the quarter and nine months ended September 30, 2009, respectively, which we consider to be a non-run-rate item (see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).

  Segment Information
     Our continuing operations are organized and managed by product type and include two operating segments and a Corporate segment. The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2008 and as further described in Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report. Segment results are evaluated internally by us before any allocation of Corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.
Fabricated Products
     The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Fabricated Products segment:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Shipments (mm pounds)	105.7	135.3	316.1	435.6

Composition of average realized third-part sales price (per pound):
Hedged cost of alloyed metal	$.91	$1.28	$.87	$1.23
Average realized third party value-added revenue	1.12	1.20	1.22	1.17

Average realized third party sales price	$2.03	$2.48	$2.09	$2.40

Net sales	$215.1	$334.9	$660.7	$1,043.3
Segment operating income	$26.4	$19.5	$59.0	$102.4
     Net sales of fabricated products decreased by 36% to $215.1 million for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008, primarily due to a 22% decrease in shipments and an 18% decrease in average realized prices. Shipments of products for aerospace and high-strength applications were 18% lower in the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008, reflecting significant supply chain de-stocking and weaker demand for all aerospace and high strength products (including plate, sheet, cold finish rod and bar, and drawn tube products), partially offset by higher contractual aerospace plate shipments. Shipments of general engineering products and automotive and custom industrial products declined 23% in the quarter ended September 30, 2009 as compared to the same quarter of 2008, reflecting continued weak ground transportation and other end-use demand and service center demand. The reduction in average realized prices primarily reflected the pass through to customers of 29% lower underlying hedged, alloyed metal prices.
     For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, net sales of fabricated products decreased by 37% to $660.7 million, primarily due to a 27% decrease in shipments and a 13% decrease in average realized prices. Shipments of products for aerospace and high-strength applications were 4% lower in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to weaker end-use and service center demand, which was largely offset by significantly higher contractual aerospace plate shipments. Shipments of general engineering products and automotive and custom industrial products declined 36% in the nine months ended September 30, 2009 as compared to the same period of 2008, reflecting continued weak end-use and service center demand.
     The reduction in average realized prices reflected the pass through to customers of 29% lower underlying hedged, alloyed metal prices, offset by a 4% increase in value-added revenue per pound. The increase in value-added revenue per pound was largely due to a higher proportion of higher value-added products within the mix of products shipped in the nine months ended September 30, 2009.

     The table below provides shipment and value-added revenue information for our three end-use product groupings for the quarters and nine month periods ended September 30, 2009 and 2008:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Shipments (mm lbs):
Aerospace and high strength products	30.2	37.0	109.2	113.7
General engineering products	50.5	60.8	137.9	206.0
All other products	25.0	37.5	69.0	115.9

	105.7	135.3	316.1	435.6

Value added revenue(1):
Aerospace and high strength products	$57.7	$77.4	$211.2	$235.9
General engineering products	41.8	60.1	122.7	193.2
All other products	19.0	24.9	50.9	80.0

	$118.5	$162.4	$384.8	$509.1

Value added revenue per pound:
Aerospace and high strength products	$1.91	$2.09	$1.93	$2.08
General engineering products	.83	.99	.89	.94
All other products	.76	.67	.74	.69

	$1.12	$1.20	$1.22	$1.17

(1)	Value added revenue represents net sales less hedged cost of alloyed metal.
Based on recent trends, management’s expectations for our Fabricated Products segment in the fourth quarter of 2009 include the following:
•	Aerospace and High Strength. We are optimistic about the long-term fundamentals of the aerospace industry and believe build rates of commercial aircraft will continue to be strong. However, lower demand due to destocking in the supply chain will continue in the near-term. Orders shifted from the third quarter are expected to result in higher fourth quarter plate shipments. Overall, average shipments in the last six months of 2009 should be at the pace of the second quarter of 2009.

•	General Engineering. Visibility remains limited. The pace of service center destocking has moderated, with inventories at historic lows for many general engineering products. End-user demand should continue at the current level, but reflect normal seasonal downturns in the fourth quarter.

•	Automotive and All Other. Slight improvement in demand for our automotive products over the very weak pace of the first half of 2009 should continue, but with automotive build rates still substantially below historic levels. Our shipments should also reflect seasonal weakness due to the normal year-end shutdowns.
     Operating income for the quarter ended September 30, 2009 was $26.4 million as compared to $19.5 million for the third quarter of 2008. Operating income for the nine months ended September 30, 2009 was $59.0 million as compared to $102.4 million for the first nine months of 2008. Operating income for each of the quarters and nine month periods ended September 30, 2009 and 2008 includes several large non-run-rate items. These items are listed below (in millions of dollars):

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Operating income	$26.4	$19.5	$59.0	$102.4

Impact to operating income of non-run-rate items:
Metal (losses) gains (before considering LIFO)	11.2	(3.2)	(5.3)	23.7
Non-cash LIFO benefits (charges)	(6.9)	(.7)	6.3	(31.3)
Non-cash lower of cost or market inventory write-down	—	—	(9.3)	—
Mark-to-market gains (losses) on derivative instruments	2.6	(9.7)	5.4	(5.2)
Restructuring charges	(.1)	—	(5.5)	—
Pre-emergence related environmental costs (1)	(.1)	(.6)	(.6)	(1.9)

Total non-run-rate items	6.7	(14.2)	(9.0)	(14.7)

Operating income excluding non-run-rate items	$19.7	$33.7	$68.0	$117.1

(1)	Pre-emergence related environmental costs were related to environmental issues at our Spokane, Washington facility that existed before our emergence from chapter 11 bankruptcy in July 2006.
     As noted above, operating income excluding identified non-run-rate items for the quarter ended September 30, 2009 of $19.7 million was $14.0 million lower than the third quarter of 2008. Operating income excluding identified non-run-rate items for the nine months ended September 30, 2009 of $68.0 million was $49.1 million lower than the first nine months of 2008. Operating income for the quarter and nine months ended September 30, 2009 as compared to the same periods in 2008 reflects the following impacts:

	3Q09 vs. 3Q08	9M09 vs. 9M08
	Favorable	Favorable
	(unfavorable)	(unfavorable)
Sales impact	$(28.7)	$(70.2)
Manufacturing efficiency improvements	7.4	1.0
Energy costs	6.4	14.4
Freight	1.7	5.9
Currency exchange related	.6	3.5
Depreciation expense	(.3)	(1.5)
Other	(1.1)	(2.2)
     Segment operating results for the quarters ended September 30, 2009 and 2008 include gains (losses) on intercompany hedging activities with the Primary Aluminum segment totaling $(5.9) million and $5.5 million, respectively. Segment operating results for the nine months ended September 30, 2009 and 2008 include gains (losses) on intercompany hedging activities with the Primary Aluminum segment totaling $(39.6) million and $28.8 million, respectively. These amounts eliminate in consolidation.
  Primary Aluminum
     The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Primary Aluminum segment:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Shipments (mm pounds)	41.0	24.2	113.7	98.0
Average realized third party sales price (per pound)	$.90	$1.42	$.79	$1.41
Net sales	$36.9	$34.3	$89.3	$138.4
Segment operating income (loss)	$27.5	$(44.9)	$58.8	$3.8
     During the quarter ended September 30, 2009, third party net sales of primary aluminum increased by 8% compared to the prior year quarter, as a 69% increase in shipments was partially offset by a 36% decrease in average realized pricing. During the nine months ended September 30, 2009, third party net sales of primary aluminum decreased by 35% compared to the prior year period, with a 44% decrease in average realized pricing partially offset by a 16% increase in shipments. The increase in Primary Aluminum shipments for the quarter and nine months ended September 30, 2009 over the prior periods reflected the lower shipment volume in the third quarter 2008 due to a production interruption resulting from a fire at Anglesey, as discussed below. The net sales and average realized sales prices did not consider the impact of hedging transactions.
     The following table recaps the major components of segment operating results for the quarter and nine month periods ended September 30, 2009 and 2008 (in millions of dollars) and the discussion following the table addresses the primary factors leading to the differences. Many of these factors indicated are subject to significant fluctuation from period to period. See Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Profit on metal sales (net of alumina sales) (1)	$6.7	$1.6	$9.5	$18.5
Anglesey (2)	.4	(8.4)	.4	4.0
Impairment of investment in Anglesey	—	—	(1.8)	—
Internal hedging gains (losses) with Fabricated Products (3)	5.9	(5.5)	39.6	(28.8)
Derivative settlement gains (losses) — Pounds Sterling (4)	(2.7)	(.1)	(12.2)	.5
Derivative settlement gains (losses) — External metal hedging (4)	(7.2)	1.6	(20.7)	10.4
Mark-to-market gains (losses) on derivative instruments (4)(5)	24.4	(34.1)	44.0	(.8)

	$27.5	$(44.9)	$58.8	$3.8

(1)	Operating income represents earnings on metal purchases from Anglesey and resold by us and on alumina purchases from third parties by us and sold to Anglesey. This is impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

(2)	Represents our share of earnings (losses) from Anglesey, which for the quarter and nine months ended September 30, 2008 included an estimated $20 million adverse impact from a fire in June 2008. Anglesey’s results also include, for all periods presented, foreign currency transaction gains (losses) relating to our settlement of trade payables to Anglesey denominated in Pounds Sterling.

(3)	Eliminates in consolidation.

(4)	Impacted by positions and market prices.

(5)	We consider mark-to-market gains and losses on derivative instruments to be non-run-rate income items.
     Through the quarter ended September 30, 2009, Anglesey operated under a power agreement that provided sufficient power to sustain its aluminum reduction operations at near-full capacity. As we previously announced, the power agreement expired at the end of September 2009. Despite Anglesey’s efforts to find a sustainable alternative to its power supply needs, no sources of power were identified to allow for the uninterrupted continuation of smelting operations beyond the power contract expiration date. Accordingly, Anglesey fully curtailed its smelting operations as of September 30, 2009. Anglesey commenced remelt and casting operations to produce secondary aluminum billet in the fourth quarter of 2009.
     We fully impaired our investment in Anglesey in the fourth quarter of 2008, concluding that we should not expect to receive any dividends from Anglesey in the foreseeable future. This determination was made taking into account Anglesey’s full curtailment of its smelting operations, which we had anticipated as a likely possibility, due to its inability to obtain affordable power, the cash requirements for redundancy and pension payments, and the uncertainty with respect to the future of its operations. For the first half of 2009, based upon our continued assessment of the facts and circumstances, we recorded additional impairment charges of $1.8 million relating to our investment in Anglesey, such that our investment balance remained at zero.
     For the quarter ended September 30 2009, Anglesey incurred a significant net loss, primarily as the result of recording charges for employee termination costs in connection with the cessation of its smelting operations. As a result of such loss and as we did not and are not obligated to (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, we suspended the use of equity method of accounting with respect to our ownership in Anglesey during the quarter ended September 30, 2009. Accordingly, we did not recognize our share of Anglesey’s net loss for such period. We do not anticipate resuming the use of the equity method of accounting with respect to our investment in Anglesey unless our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during any periods for which the equity method was suspended. As of the date of filing of this Report, we do not expect the occurrence of such event during the next 12 months.
     In June 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey operated below its production capacity during the latter half of 2008 until normal production resumed in December 2008 and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Anglesey has property damage and business interruption insurance that is expected to recover financial losses (net of applicable deductibles). Anglesey received a partial insurance settlement payment of $20.0 million in December 2008 of which $10.0 million was recorded as our equity income. During the first quarter of 2009, Anglesey received another partial insurance settlement of $8.2 million, 49% of which (or $4.0 million) was recorded as our equity income. We fully impaired the value of our share of the insurance proceeds received by Anglesey in 2008 and during the first quarter of 2009, as reflected in our equity income, because we do not expect to receive any such proceeds through the distribution of dividends. Anglesey did not receive any insurance settlements during the second or third quarters of 2009 and the timing and amount of any remaining insurance recovery are uncertain. We currently anticipate that we would not receive any portion of Anglesey insurance recoveries, in the form of potential dividends by Anglesey, relating to the fire.
     Although we have suspended equity accounting with respect to our interest in Anglesey, the Primary Aluminum segment will continue to reflect the impact of hedging activities with respect to aluminum price risk for the entire company and include the revenue and costs associated with our purchase and sale of our share of Anglesey’s secondary aluminum billet production. We expect the Primary Aluminum segment results to reflect a net realized loss of approximately $5 million in the fourth quarter of 2009 related to metal hedge positions that were placed when we determined that Anglesey production no longer provided a natural hedge for Fabricated Products’ firm price customer commitments. Further, Anglesey purchases its own material for its remelt and casting operations and sells its output to Rio Tinto and us, in proportion to our respective ownership interests. We expect Anglesey’s maximum production of secondary aluminum to ultimately reach approximately 140 million pounds per year, 49% of which will be sold to us in transactions structured to largely eliminate metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey.
Corporate and Other
     Corporate operating expenses represent corporate general and administrative expenses that are not allocated to our business segments. Corporate operating expenses exclude Other operating charges, net discussed above.
     Corporate operating costs for the quarter ended September 30, 2009 were $1.2 million lower than such costs for the quarter ended September 30, 2008. This decrease in Corporate operating costs is primarily related to: (i) a $.4 million decrease in short term incentive compensation accrual, (ii) a $.6 million reduction in cost associated with stock-based compensation expense, (iii) a $.9 million reduction in professional fees, primarily audit fees, and (iv) a $1.0 million decline of in environmental related costs, due to charges incurred in 2008 relating to certain of our former production facilities. Such decreases were partially offset by a $1.5 million increase in voluntary employee beneficiary association (“VEBA”) net periodic benefit cost and a $.2 million increase in various other administrative costs.
     Corporate operating costs for the nine months ended September 30, 2009 were $3.9 million lower than such costs for the nine months ended September 30, 2008. This decrease in Corporate operating costs is primarily related to a $4.8 million decrease in administrative expenses, partially offset by $.9 million of restructuring costs and other charges incurred in the second quarter 2009. The decrease in administrative expenses reflects: (i) a $3.0 million decrease in short term incentive compensation accrual, (ii) a $3.3 million reduction in professional fees, primarily audit fees, (iii) a $1.2 million decline in environmental related costs, due to charges incurred in 2008 relating to certain of our former production facilities, (iv) a $1.1 million reduction in cost based upon timing of vesting and changes in vesting assumptions relating to performance shares, and (v) a $.7 million aggregate decrease in various other administrative costs, primarily personnel compensation. Such decreases were partially offset by a $4.5 million increase in VEBA net periodic benefit cost.
     We consider the restructuring costs and other charges, the environmental costs incurred in 2008 in connection with certain of our former production facilities, and the VEBA net period benefit costs discussed above to be non-run-rate items.
Liquidity and Capital Resources
  Summary
     Cash and cash equivalents were $34.6 million as of September 30, 2009, up from $.2 million as of December 31, 2008. In addition to cash and cash equivalents, our revolving credit facility is a source of liquidity for operations. Borrowing on the revolving credit facility was zero at September 30, 2009, down from $36.0 million at December

31, 2008. Operating income and net cash inflows from changes in certain current assets and liabilities during the nine months ended September 30, 2009 contributed to the repayment of revolving credit borrowings and the increase in cash and cash equivalents. Of the $119.2 million of net cash provided by operating activities for the nine months ended September 30, 2009, approximately $63.5 million is attributable to operating income for the period. Significant cash flows from changes in current assets and liabilities include decreases in inventories ($43.7 million), in trade and other receivables ($31.9 million), and in net receivables from affiliate ($5.8 million). Partially offsetting these cash inflows was a $31.2 million decrease in other accrued liabilities.
     Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our liquidity is affected by restricted cash that is pledged as collateral for derivative contracts with our counterparties and for certain letters of credit, or restricted to use for workers’ compensation requirements and certain agreements. Short term restricted cash, included in Prepaid expenses and other current assets, totaled $.9 million and $1.4 million as of September 30, 2009 and December 31, 2008, respectively. Long term restricted cash, which was included in Other Assets, was $17.8 million and $35.4 million as of September 30, 2009 and December 31, 2008, respectively. Included in long term restricted cash at September 30, 2009 and December 31, 2008 were zero and $17.2 million, respectively, of margin call deposits with our counterparties relating to our derivative positions.
     During the fourth quarter of 2009, we expect to incur approximately $11 million of net cash outflows from the settlement of payables to affiliate and collection of trade receivables generated from Anglesey operating activities. We anticipate that such cash activity may have a significant effect on the net cash flows of our Primary Aluminum segment, and on a consolidated basis, for the fourth quarter of 2009.
  Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2009 and 2008 (in millions of dollars):

	Nine Months
	Ended September 30,
	2009	2008
Total cash provided by (used in):
Operating activities:
Fabricated Products	$123.0	$39.2
Primary Aluminum	30.1	3.7
Corporate and Other	(33.9)	(39.4)

	$119.2	$3.5

Investing activities:
Fabricated Products	(50.3)	(61.0)
Primary Aluminum	17.2	—
Corporate and Other	.2	(3.9)

	$(32.9)	$(64.9)

Financing activities:
Corporate and Other	(51.9)	(6.2)

	$(51.9)	$(6.2)

  Operating Activities
     Fabricated Products — During the nine months ended September 30, 2009, Fabricated Products operating activities provided $123.0 million of cash compared to the nine months ended September 30, 2008 when Fabricated Products operating activities provided $39.2 million of cash. Cash provided in the nine months ended September 30, 2009 was related primarily to operating income ($69.7 million) and decreased working capital ($53.3 million). Cash provided in the nine months ended September 30, 2008 was primarily related to operating income ($153.6 million) largely offset by increased working capital ($114.4 million).

     Primary Aluminum — During the nine months ended September 30, 2009, Primary Aluminum operating activities provided $30.1 million in cash compared to the nine months ended September 30, 2008, when Primary Aluminum operating activities provided $3.7 million of cash. Cash provided in the nine months ended September 30, 2009 was primarily due to operating income ($17.9 million) and a decrease in working capital ($12.2 million). Cash provided in the nine months ended September 30, 2008 was primarily due to dividends received from Anglesey ($3.9 million) and operating income ($1.2 million), partially offset by an increase in working capital ($1.4 million).
     Corporate and Other — Corporate and Other operating activities used $33.9 million of cash during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, when Corporate and Other operating activities used $39.4 million of cash. Cash outflows from Corporate and Other operating activities in the nine months ended September 30, 2009 include $4.9 million of payments to the VEBAs, payments of $5.1 million in relation to our short term incentive program, and payments of $23.9 million in respect of general and administrative costs. Cash outflows from Corporate and Other operating activities in the nine months ended September 30, 2008 primarily included $8.4 million of payments to the VEBAs, payments of $8.0 million in relation to our short term incentive program and payments of $23.1 million in respect of general and administrative costs. The amount of cash outflows for general and administrative costs in a given period can be significantly affected by the timing of disbursements.
  Investing Activities
     Fabricated Products -— Cash used in investing activities for Fabricated Products was $50.3 million in the nine months ended September 30, 2009. This compares to the nine months ended September 30, 2008 when Fabricated Products investing activities used $61.0 million in cash. See "Capital Expenditures” below for additional information.
     Primary Aluminum — Investing activities in the Primary Aluminum segment is related to margin deposits required as cash collateral with our derivative counterparties. We received $17.2 million of margin deposits back from the counterparties during the nine months ended September 30, 2009 as a result of an increase in our aggregate derivative fair value from December 31, 2008.
     Corporate and Other — Investing activities in the Corporate and Other segment for the nine months ended September 30, 2009 is primarily related to a $.9 million decrease in restricted cash, largely offset by capital spending.
  Financing Activities
     Corporate and Other — Cash used in the nine months ended September 30, 2009 was $51.9 million. The cash outflow was primarily related to the repayment of net borrowings under our revolving credit facility of $36.0 million and $14.7 million in cash dividends paid to stockholders. Cash used in the nine months ended September 30, 2008 was primarily related to cash dividends paid to stockholders.
  Sources of Liquidity
     Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and borrowing availability under our revolving credit facility. We believe funds generated from the expected results of operations, together with available cash and cash equivalents and borrowing availability under our revolving credit facility, will be sufficient to finance expansion plans and strategic initiatives, which could include acquisitions, for at least the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.
     Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time to time in an aggregate amount equal to the lesser of $265.0 million or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. In addition, of the aggregate amount available under the revolving credit facility, up to $60.0 million may be utilized for letters of credit. The revolving credit facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275.0 million. At September 30, 2009, based on the borrowing base determination in effect as of that date, we had $166.6 million available for borrowing and letters of credit under the revolving credit facility, of which $10.0 million supports outstanding letters of credit, leaving $156.6 million for additional borrowing and letters of credit.
     As of October 15, 2009, the date of the most recent borrowing base determination as of the filing of this Report, we had $169.3 million available for borrowings and letters of credit under the revolving credit facility, of which $10.0 million supports outstanding letters of credit, leaving $159.3 million for additional borrowing and letters of credit. No borrowings were outstanding as of October 15, 2009 under the revolving credit facility.
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
  Capital Expenditures
A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. The following table presents our capital expenditures for the nine months ended September 30, 2009 and 2008 (in millions of dollars):

	Nine Months
	Ended September 30,
	2009	2008
Kalamazoo, Michigan facility (1)	$38.4	$12.4
Spokane, Washington facility (2)	3.4	26.7
Other (3)	6.0	22.0
Change in accounts payable associated with capital expenditures	3.2	(.1)

Total capital expenditures, net of change in accounts payable	$51.0	$61.0

(1)	The Kalamazoo, Michigan facility is planned to be equipped with two extrusion presses and a remelt operation. We expect it will significantly improve the capabilities and efficiencies of our rod and bar operations, enhance the market position of such products, and be a platform to enable further extruded products growth for automotive applications. Completion of this investment program is expected to occur in early 2010. We estimate that an additional $20 million to $25 million will be incurred in connection with this investment program in the remainder of 2009 and that $20 million to $25 million will be incurred in 2010.

(2)	Inclusive of the $139 million heat treat plate expansion project at our Trentwood facility in Spokane, Washington. This project, substantially completed in October 2008, significantly increased our heat treat plate production capacity and augmented our product offerings by increasing the thickness of heat treat stretched plate we can produce for aerospace, defense and general engineering applications.

(3)	Other capital spending was spread among most of our manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security.
     Total capital expenditures for Fabricated Products are currently expected to be in the $70 million to $80 million range for all of 2009 and are expected to be funded using cash from operations or borrowings under our revolving credit facility or other third party financing arrangements.
     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing or success of any such expenditures.
  Dividends

     During the first nine months of 2009, we paid a total of $14.7 million, or $.72 per common share, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and the holders of performance shares with respect to half of the performance shares.
     On October 13, 2009, our Board of Directors approved the declaration of a quarterly cash dividend of $.24 per common share to stockholders of record at the close of business on October 23, 2009, payable on November 13, 2009.
     Future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. We can give no assurance that any dividends will be declared or paid in the future. Our revolving credit facility, as amended on January 9, 2009, restricts our ability to pay dividends. We may pay cash dividends only if we maintain $100 million in borrowing availability thereunder and are not in default or would not be in default as a result of the dividend payment, and such dividends cannot exceed $25 million during any fiscal year.
  Stock Repurchase Plan
     During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. We did not repurchase any of our common shares under this program during the nine months ended September 30, 2009. As of September 30, 2009, $46.9 million remained available for repurchases under the existing repurchase authorization.
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
  Environmental Commitments and Contingencies
     We are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws and regulations. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $8.5 million at September 30, 2009. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $16.8 million, primarily in connection with our ongoing efforts to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility in Spokane, Washington where we are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
     During the nine months ended September 30, 2009, we granted additional stock-based awards to certain members of management under our stock-based long term incentive plan (see Note 10 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
     With the exception of the stock-based awards granted in the nine months ended September 30, 2009, there has been no other material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2008. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for additional information regarding our contractual obligations, commercial commitments, and off-balance-sheet and other arrangements.

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
     Primary Aluminum. As a result of the full curtailment of Anglesey’s smelting operations at September 30, 2009 and the commencement of secondary aluminum remelt and casting operations discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (see “Results of Operations — Segment Information — Primary Aluminum”) of this Report, we believe our exposure to aluminum price risk, with respect to our income and cash flow related to our share of Anglesey production, has largely been eliminated.
     Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to customers. However, in certain instances, we do enter into firm price arrangements. In such instances, we have price risk on anticipated aluminum purchases in respect of the customer orders. We currently use third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements, which may have an adverse effect on our financial position, results of operations and cash flows.
     Total fabricated products shipments during the nine months ended September 30, 2009 and 2008 for which we had price risk were (in millions of pounds) 128.7 and 184.9, respectively. At September 30, 2009, sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the last nine months of 2009 and for the period 2010 through 2012 totaling approximately (in millions of pounds): 2009 — 47.2, 2010 — 91.5, 2011 — 79.9, and 2012 — 13.4.

     Foreign Currency. We, from time to time, will enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is our operating costs of our London, Ontario facility and for cash commitments for equipment purchases.
     Because we do not anticipate recognizing equity income or losses relating to our investment in Anglesey for at least the next 12 months, and because we expect to purchase and sell our share of Anglesey secondary aluminum production under pricing mechanisms that are intended to eliminate metal price risk and currency exchange risk, the Pound Sterling exchange exposure related to Anglesey’s earnings is effectively eliminated in the near-term. As of September 30, 2009, we had forward purchase agreements for a total of 7.1 million Pounds Sterling for the month of October 2009 related to Pound Sterling denominated trade payables for our purchase of our share of Anglesey production through the end of the third quarter.
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmbtu) impacts our annual operating costs by approximately $3.4 million.
     We from time to time in the ordinary course of business enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of September 30, 2009, the Company’s exposure to increases and decreases in natural gas prices had been substantially limited for approximately 91% of the expected natural gas purchases for October 2009 through December 2009, approximately 15% of the expected natural gas purchases for 2010, and an insignificant percentage of the expected natural gas purchases for 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     None.

Item 5.	Other Information.
     None.

Item 6.	Exhibits.
*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 28, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description
*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.