Form 10-K
period 2009-12-31
KAISER ALUMINUM CORP
filed 2010-02-24
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission file number 0-52105
KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-3030279 (I.R.S. Employer Identification No.)

27422 PORTOLA PARKWAY, SUITE 350, FOOTHILL RANCH, CALIFORNIA (Address of principal executive offices)	92610-2831 (Zip Code)
Registrant’s telephone number, including area code:
(949) 614-1740
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq Stock Market LLC
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $.5 billion.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of February 15, 2010, there were 20,276,571 shares of common stock of the registrant outstanding.

     Documents Incorporated By Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2010 annual meeting of stockholders are incorporated by reference into Part III of this Report on Form 10-K.
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
Business Overview
     Founded in 1946, Kaiser Aluminum Corporation’s primary line of business is the production of semi-fabricated specialty aluminum products. In addition, we own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which operated an aluminum smelter in Holyhead, Wales until September 2009, when the contract for the power supply that enabled smelting operations expired, and thereafter has operated as a secondary aluminum remelt and casting operation. Rio Tinto Plc owns the remaining 51% ownership interest in Anglesey and is responsible for the day-to-day operations of Anglesey. Our net sales were approximately $1.0 billion in 2009.
     Prior to September 30, 2009, our operations were organized and managed by product type and included two operating segments of the aluminum industry. The aluminum industry segments were Fabricated Products and Primary Aluminum. The Fabricated Products segment sells value-added products such as aluminum sheet and plate, extruded and drawn products, and forgings which are used in a wide range of industrial applications, including automotive, aerospace and general engineering end-use applications. The Primary Aluminum segment produced, through its interest in Anglesey, and sold commodity grade products as well as value-added products such as ingot and billet for which we received a premium over fluctuating commodity market prices, and conducted hedging activities in respect of our exposure to primary aluminum price and British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations.
     Following the cessation of the smelting operations at Anglesey on September 30, 2009, our operations consist of one operating segment in the aluminum industry, Fabricated Products. In addition to the Fabricated Products segment, we also have three other business units which consist of Secondary Aluminum, Hedging, and Corporate and Other. The Secondary Aluminum business unit sells value added products such as ingot and billet, produced from Anglesey, for which we receive a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities in respect of our exposure to primary aluminum price and British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations through September 30, 2009. Our Corporate and Other business unit provides general and administrative support for our operations. For purposes of segment reporting under United States Generally Accepted Accounting Principles (“GAAP”), we treat the Fabricated Products segment as its own reportable segment. We combine the three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which we refer to as All Other. All other is not considered a reportable segment (see “Business Operations” below).
     Our Fabricated Products segment is comprised of 10 north American production facilities that we operated in 2009, with nine such facilities in the United States and one in Canada. Through these facilities we manufacture rolled, extruded, drawn and forged aluminum products within three end use categories consisting of aerospace and high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products) and custom automotive and industrial products (which we refer to as Custom products). See “Business Operations — Fabricated Products Segment” below for additional information.
     Through our North American production facilities, we produced and shipped approximately 429 million pounds of semi-fabricated aluminum products in 2009, which comprised 91% of our total net sales. We have long-standing relationships with our customers, which include leading aerospace companies, automotive suppliers and metal distributors. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction and offering a broad product portfolio.
     In order to capitalize on the significant growth in demand for high quality heat treat aluminum plate products in the market for Aero/HS products, commencing in late 2005, we undertook a major expansion at our Trentwood facility in Spokane, Washington, amounting to a total capital investment of approximately $139 million, the final phase of which was completed in the fourth quarter of 2008. The Trentwood expansion significantly increased our aluminum plate production capacity and enabled us to produce thicker gauge aluminum plate.
     In 2007, we announced an investment program in our rod, bar and tube value stream including a facility in Kalamazoo, Michigan, as well as improvements at three existing extrusion and drawing facilities. This investment program is expected to significantly improve the capabilities and efficiencies of our rod and bar and seamless extruded and drawn tube operations and enhance the market position of such products. We expect the facility in Kalamazoo, Michigan to be equipped with two extrusion presses and a remelt operation. Completion of these investments is expected to occur by late 2010.
     Due to the economic conditions, we announced plans in December 2008 to close operations at our Tulsa, Oklahoma facility and significantly reduce operations at our Bellwood, Virginia facility. The Tulsa, Oklahoma facility and the Bellwood, Virginia facility primarily produced, extruded rod and bar products sold principally to service centers for general engineering applications. The operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. The Tulsa, Oklahoma plant was closed in late December 2008. In May 2009, we announced plans to further curtail operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products and shut down the Bellwood, Virginia facility temporarily during July 2009, in response to planned shutdowns in the automotive industry and continued weak economic and market conditions. In addition, we reduced our personnel in certain other locations during the second quarter of 2009, in an effort to streamline costs. Approximately 85 employees were affected by this reduction in force, principally at the Bellwood, Virginia facility.
Business Operations
     • Fabricated Products Segment
Overview
     Our Fabricated Products segment produces rolled, extruded, drawn, and forged aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end-use applications. In general, the Fabricated Products segment manufactures products in one of three broad categories: Aero/HS products; GE products; and Custom products. During 2009, 2008 and 2007, our North American fabricated products manufacturing facilities produced and shipped approximately 429, 559 and 548 million pounds of fabricated aluminum products, respectively, which accounted for approximately 91%, 89%, and 86% of our total net sales for 2009, 2008 and 2007, respectively.

Types of Products Produced
     The aluminum fabricated mill products market is broadly defined to include the markets for flat-rolled, extruded, drawn, forged and cast aluminum products, used in a variety of end-use applications. We participate in certain portions of the markets for flat-rolled, extruded/drawn and forged products focusing on highly engineered products for Aero/HS products, GE products, and Custom products. The portions of the markets in which we participate accounted for approximately 20% of total North American shipments of aluminum fabricated mill products in 2009.
     Aerospace and High Strength Products. Our Aero/HS products include high quality heat treat plate and sheet, as well as cold finish bar, seamless drawn tube and billet that are manufactured to demanding specifications for the global aerospace and defense industries. These industries use our products in applications that demand high tensile strength, superior fatigue resistance properties and exceptional durability even in harsh environments. For instance, aerospace manufacturers use high-strength alloys for a variety of structures that must perform consistently under extreme variations in temperature and altitude. Our Aero/HS products are used for a wide variety of end uses. We make aluminum plate and tube for aerospace applications, and we manufacture a variety of specialized rod and bar products that are incorporated in diverse applications. The aerospace and defense market’s consumption of fabricated aluminum products is driven by overall levels of industrial production, airframe build rates, which are cyclical in nature, and defense spending, as well as the potential availability of competing materials such as composites. Demand growth has increased for thick plate with growth in “monolithic” construction of commercial and other aircraft. In monolithic construction, aluminum plate is heavily machined to form the desired part from a single piece of metal (as opposed to creating parts using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds). Military applications for heat treat plate and sheet include aircraft frames for military use and skins. Products sold for Aero/HS applications represented 34% of our 2009 fabricated products shipments. Aero/HS products net sales in 2009 were approximately 46% of our 2009 fabricated products net sales. Value added revenues, which represents net sales less hedged cost of alloyed metal, for Aero/HS products was $278.0 million, or 54% of total value added revenue in 2009.
     General Engineering Products. GE products consist primarily of standard catalog items sold to large metal distributors. Our GE products consist of 6000-series alloy rod, bar, tube, sheet, plate and standard extrusions. The 6000-series alloy is an extrudable medium-strength alloy that is heat treatable and extremely versatile. Our GE products have a wide range of uses and applications, many of which involve further fabrication of these products for numerous transportation and other industrial end-use applications where machining of plate, rod and bar is intensive. For example, our products are used in the enhancement of military vehicles such as plating to protect ground vehicles from explosive devices, in the specialized manufacturing process for liquid crystal display screens, and in the vacuum chambers in which semiconductors are made. Our rod and bar products are manufactured into rivets, nails, screws, bolts and parts of machinery and equipment. Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory in the full supply chain. Products sold for GE applications represented 44% of our 2009 fabricated products shipments. GE products net sales in 2009 were approximately 37% of our 2009 fabricated products net sales. Value added revenues, which represents net sales less hedged cost of alloyed metal, for GE products were $164.7million, or 32% of total value added revenue in 2009.
     Custom Automotive and Industrial Products. Our Custom products consist of extruded/drawn and forged aluminum products for many North American automotive and industrial end uses, including consumer durables, electrical/electronic, machinery and equipment, automobile, light truck, heavy truck and truck trailer applications. Examples of the wide variety of custom products that we supply to the automotive industry include extruded products for bumpers and anti-lock braking systems, drawn tube for drive shafts and forgings for suspension control arms and drive train yokes. Other Custom product sales include extruded products for water heater anodes, truck trailers and electrical/electronic markets. For some Custom products, we perform limited fabrication, including sawing and cutting to length. Demand growth and cyclicality for Custom products tend to mirror broad economic patterns and industrial activity in North America, with specific individual market segments such as automotive, heavy truck and truck trailer applications tracking their respective build rates. Products sold for Custom applications represented 22% of our 2009 fabricated products shipments. Custom products net sales in 2009 were approximately 17% of our 2009 fabricated products net sales. Value added revenues, which represents net sales less hedged cost of alloyed metal, for Custom products were $70.7 million, or 14% of total value added revenue in 2009.
     End Markets In Which We Do Not Participate. We have elected not to participate in certain end markets for fabricated aluminum products, including beverage and food cans, building and construction materials, and foil used for packaging. We believe our chosen end markets present better opportunities for sales growth and premium pricing of differentiated products. The markets we have elected to participate in represented approximately 7% of the North American flat rolled products market and 55% of the North American extrusion market in 2009.

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
     A description of the manufacturing processes and category of products at each of our production facilities is shown below:

Manufacturing
Location	Process	Types of Products
Chandler, Arizona	Extrusion/Drawing	Aero/HS
Greenwood, South Carolina	Forging	Custom
Jackson, Tennessee	Extrusion/Drawing	Aero/HS, GE
Kalamazoo, Michigan (1)	Extrusion	GE
London, Ontario	Extrusion	Custom,GE
Los Angeles, California	Extrusion	Custom, GE
Newark, Ohio	Extrusion/Rod Rolling	Aero/HS, GE
Richland, Washington	Extrusion	GE
Richmond (Bellwood), Virginia	Extrusion/Drawing	Custom, GE
Sherman, Texas	Extrusion	Custom,GE
Spokane, Washington	Flat Rolling	Aero/HS, GE

(1)	The Kalamazoo, Michigan facility is expected to begin production in mid - 2010.
     As reflected by the table above, many of our facilities employ the same basic manufacturing process and produce the same type of end use products. Over the past several years, given the similar economic and other characteristics at each location, we have made a significant effort to more tightly integrate the management of our Fabricated Products business unit across multiple manufacturing locations, product lines, and target markets to maximize the efficiency of product flow to customers. Purchasing is centralized for a substantial portion of the Fabricated Products business unit’s primary aluminum requirements in order to maximize price, credit and other benefits. Because many customers purchase a number of different products that are produced at different plants, our sales force and its management are also significantly integrated. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused.
   Raw Materials
     We purchase substantially all of the primary aluminum and recycled and scrap aluminum used to make our fabricated products from third-party suppliers. In a majority of the cases, we purchase primary aluminum ingot and recycled and scrap aluminum in varying percentages depending on various market factors including price and availability. The price for primary aluminum purchased for the Fabricated Products business unit is typically based on the Average Midwest Transaction Price (or “Midwest Price”), which from 2007 to 2009, has ranged between approximately $.03 to $.05 per pound above the price traded on the London Metal Exchange (or “LME”) depending on primary aluminum supply/demand dynamics in North America. Recycled and scrap aluminum are typically purchased at a modest discount to ingot prices but can require additional processing. In addition to producing fabricated aluminum products for sale to third parties, certain of our production facilities provide one another with billet, log or other intermediate material in lieu of purchasing such items from third party suppliers. For example, the Bellwood, Virginia facility typically receives some portion of its metal supply from either (or both of) the London, Ontario or Newark, Ohio facilities; and the Newark, Ohio facility also supplies billet and log to the Jackson, Tennessee facility and extruded forge stock to the Greenwood, South Carolina facility.
   Pricing
     The price we pay for primary aluminum, the principal raw material for our fabricated aluminum products business, typically is the Midwest Price, which consists of two components: the price quoted for primary aluminum ingot on the LME and the Midwest transaction premium, a premium to LME reflecting domestic market dynamics as well as the cost of shipping and warehousing. Because aluminum prices are volatile, we manage the risk of fluctuations in the price of primary aluminum through a combination of pricing policies, internal hedging and financial derivatives. Our three principal pricing mechanisms are as follows:
•	Spot price. Some of our customers pay a product price that incorporates the spot price of primary aluminum in effect at the time of shipment to a customer. This pricing mechanism typically allows us to pass commodity price risk to the customer.

•	Index-based price. Some of our customers pay a product price that incorporates an index-based price for primary aluminum such as Platt’s Midwest price for primary aluminum. This pricing mechanism also typically allows us to pass commodity price risk to the customer.

•	Firm price. Some of our customers pay a firm price. We bear commodity price risk on firm-price contracts, which we hedge with financial derivatives. For internal reporting purposes, whenever the Fabricated Products segment enters into a firm price contract, it also enters into an “internal hedge” with the Hedging business unit within All Other, so that metal price risk resides in the Hedging business unit. Results from internal hedging activities between the Fabricated Products segment and the Hedging business unit are eliminated in consolidation.
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
     Aerospace and High Strength Products. Approximately 60% of our Aero/HS product shipments are sold to distributors with the remainder sold directly to customers. Sales are made primarily under contracts (with terms spanning from one year to several years) as well as on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and direct sales representatives in Western Europe. Key competitive dynamics for Aero/HS products include the level of commercial aircraft construction spending (which in turn is often subject to broader economic cycles) and defense spending.
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
   Customers
     In 2009, our Fabricated Products business unit had approximately 540 customers. The largest, Reliance Steel & Aluminum (“Reliance”), and the five largest customers for fabricated products accounted for approximately 20% and 48%, respectively, of our net sales in 2009. The loss of Reliance, as a customer, would have a material adverse effect on us. However, we believe that our relationship with Reliance is good and the risk of loss of Reliance as a customer is remote.
  Research and Development
     We operate three research and development centers. Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Trentwood facility in Spokane, Washington. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio and has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills.
     The combination of this R&D work and concurrent product and process development with production operations has resulted in the creation and delivery of value added Kaiser Select® products.
     • All Other
     All Other contains three primary elements: (i) Anglesey-related activities, including primary aluminum production prior to September 30, 2009 and secondary aluminum production thereafter, (ii) hedging activities in respect of our exposure to primary aluminum price and British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations through September 30, 2009 and (iii) corporate and other activities.
     Primary/Secondary Aluminum production through Anglesey. Anglesey fully curtailed its smelting operations on September 30, 2009 and in the fourth quarter of 2009, began a remelt and casting operation producing value added products such as ingot and billet for which we received a portion of a premium over normal commodity market prices. Our secondary aluminum sales from the remelt and casting operation are accounted for net of cost of sales, and we reported zero net sales in 2009. Prior to fourth quarter of 2009, Anglesey operated as a smelter and produced commodity grade aluminum sow and/or value-added products such as ingot and billet for which we received a premium over normal commodity market prices. Our primary aluminum sales from the smelting operations were accounted for on a gross basis and represented approximately 9% of our total net sales for 2009.
     Prior to the cessation of the smelting operations, Anglesey produced in excess of 300 million pounds of primary aluminum in 2007, approximately 260 million pounds of primary aluminum in 2008 and approximately 230 million pounds of primary aluminum during the first nine months of 2009. We supplied 49% of Anglesey’s alumina requirements and purchased 49% of Anglesey’s aluminum output, in each case based on a market-related pricing formula. Anglesey produced billet, rolling ingot and sow for the United Kingdom and European marketplace. We sold our share of Anglesey’s output to a single third party at market prices. The price received for sales of production from Anglesey typically approximated the LME price. We also realized a premium (historically up to $.17 per pound above LME price depending on the product) for sales of value-added products such as billet and rolling ingot. To meet our obligation to sell alumina to Anglesey in proportion to our ownership percentage, we purchased alumina under a contract that provided adequate alumina for operations through September 2009 at prices based on the market prices for primary aluminum.
     Anglesey operated under a power agreement that provided sufficient power to sustain its smelting operations at near-full capacity until the expiration of such agreement at the end of September 2009. Despite Anglesey’s efforts to find a sustainable alternative to its power supply needs, no sources of affordable power were identified to allow for the uninterrupted continuation of smelting operations beyond the power contract expiration date. As a result, Anglesey fully curtailed its smelting operations as of September 30, 2009.
     In the fourth quarter of 2009, Anglesey commenced remelt and casting operations to produce secondary aluminum. Anglesey purchases its own material for the remelt and casting operation and sells its output to us and Rio Tinto, in proportion to our respective ownership interests. We expect Anglesey’s maximum production of secondary aluminum to ultimately reach approximately 140 million pounds per year, 49% of which will be sold to us in transactions structured to largely eliminate risks of inventory loss and metal price and currency exchange rate fluctuation with respect to our income and cash flow related to Anglesey.

     We fully impaired our investment in Anglesey during the fourth quarter of 2008, taking into account the full curtailment of Anglesey’s smelting operations due to its inability to obtain affordable power (which we had anticipated as a likely possibility), Anglesey’s cash requirements for redundancy and pension payments, uncertainty with respect to the future of its operations, and our conclusion at that time that we should not expect to receive any dividends from Anglesey in the foreseeable future. For the first half of 2009, based upon our continued assessment of the facts and circumstances, we recorded additional impairment charges of $1.8 million relating to our investment in Anglesey, such that our investment balance remained at zero.
     During the third quarter of 2009, Anglesey incurred a significant net loss, primarily as the result of recording charges for employee termination costs in connection with the cessation of its smelting operations. As a result of such loss and as we did not and are not obligated to (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, we suspended the use of equity method of accounting with respect to our ownership in Anglesey during the quarter ended September 30, 2009. Accordingly, we did not recognize our share of Anglesey’s net loss for such period. We do not anticipate resuming the use of the equity method of accounting with respect to our investment in Anglesey unless and until (i) our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. We do not expect the occurrence of such event during the next 12 months.
     In June 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey operated below its production capacity during the latter half of 2008 and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Under its property damage and business interruption insurance coverage, Anglesey received insurance settlement payments of approximately 14.0 million Pound Sterling in 2008 and 2009. These payments did not have any impact on our results as we fully impaired the value of our share of the insurance proceeds received by Anglesey in 2008 and we did not record our 49% share of the 2009 settlement due to the suspension of equity method of accounting in the third quarter of 2009. We do not expect to receive any such insurance proceeds paid to Anglesey through the distribution of dividends. However, in December 2009, we received a $.6 million insurance settlement payment for the loss of premium on the sale of our share of value added aluminum products resulting from the interruption of production caused by the fire.
     Hedging. Our pricing of fabricated aluminum products, as discussed above, is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to our customers. However, in certain instances we do enter into firm price arrangements. In such instances, we have price risk on our anticipated primary aluminum purchases in respect of the customer’s order. As such, whenever our Fabricated Products segment enters into a firm price contract, our Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in the Hedging business unit. Results from internal hedging activities between Fabricated Products and Hedging eliminate in consolidation. As more fully discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” during 2007, 2008 and the nine months period ended September 30, 2009, our net exposure to primary aluminum price risk at Anglesey offset a significant amount the volume of fabricated products shipments with underlying primary aluminum price risk. As such, we considered our access to Anglesey production overall to be a “natural” hedge against Fabricated Products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not have matched up on a month-to-month basis with expected Anglesey-related primary aluminum shipments and to the extent that firm price contracts from our Fabricated Products segment exceeded the Anglesey related primary aluminum shipments, we used third party hedging instruments to minimize any net remaining primary aluminum price exposure existing at any time.
     As a result of the cessation of Anglesey’s smelting operations as of September 30, 2009 noted above, the “natural hedge” against primary aluminum price fluctuation created by our participation in the primary aluminum market was effectively eliminated. Accordingly, we deemed it appropriate to increase our hedging activities to limit exposure to such price risks, which may have an adverse effect on our financial position, results of operations and cash flows. Total fabricated product shipments for which we were subject to price risk were 163, 228 and 239 (in millions of pounds) during 2009, 2008 and 2007, respectively.
     In addition to conducting hedging activities in respect of our exposure to aluminum price risk, the Hedging business unit also conducted hedging activities in respect of our exposure to British Pound Sterling exchange rate relating to Anglesey’s smelting operations through September 30, 2009.

     All hedging activities are managed centrally on behalf of our business units to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. Hedging activities are conducted in compliance with a policy approved by our Board of Directors, and hedging transactions are only entered into after appropriate approvals are obtained from our hedging committee (members of which include our chief executive officer and key financial officers).
     Corporate and Other. This business unit provides general and administrative support to our operations. The expenses incurred in this business unit are not allocated to our other operations.
Segment and Geographical Area Financial Information
     The information set forth in Note 15 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” regarding our GAAP reporting segment and geographical areas in which we operate is incorporated herein by reference.
Competition
     The fabricated aluminum industry is highly competitive. We concentrate our fabricating operations on highly engineered products for which we believe we have production capability, technical expertise, high product quality, and geographic and other competitive advantages. We differentiate ourselves from our competition by pursuing “Best in Class” customer satisfaction which is driven by quality, availability, price and service, including delivery performance. Our primary competition in the global heat treated flat-rolled products is Alcoa, Inc. and Rio Tinto Plc (through its ownership of Alcan’s fabricated aluminum products business). In the extrusion market, we compete with many regional participants as well as larger companies with national reach such as SAPA, Norsk Hydro ASA and Alcoa. Some of our competitors are substantially larger, have greater financial resources, and may have other strategic advantages, including more efficient technologies or lower raw material costs.
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
Employees
     At December 31, 2009, we employed approximately 2,100 persons, of which approximately 2,040 were employed in our Fabricated Products segment and approximately 60 were employed in our corporate group, most of whom are located in our offices in Foothill Ranch, California.

     The table below shows each manufacturing and warehouse location, the primary union affiliation, if any, and the expiration date for the current union contract. As discussed below, union affiliations are with the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL — CIO, CLC (“USW”) and International Association of Machinists (“IAM”).

Contract
Location	Union	Expiration Date
Chandler, AZ	USW (1)	April 2012
Greenwood, SC	Non-union	—
Jackson, TN	Non-union	—
London, Ontario	USW Canada	Feb 2012
Los Angeles, CA	Teamsters	April 2012
Newark, OH	USW (2)	Sept 2010
Richland, WA	Non-union	—
Richmond (Bellwood), VA	USW/IAM	Nov 2010
Sherman, TX	IAM	Dec 2010
Spokane, WA	USW (2)	Sept 2010
Plainfield, IL	Teamsters	April 2010

(1)	In November 2008, certain employees at our Chandler, Arizona plant voted for affiliation with the USW. In April 2009, the Company entered into a labor agreement with the USW in connection with this affiliation.

(2)	In January 2010, the Company and the USW entered into a new five-year labor agreement relating to employees at the Company’s Newark, Ohio and Spokane, Washington facilities, effective October 1, 2010 through September 30, 2015.
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
     Our continuing operations and certain of our former operations have subjected, and may in the future subject, us to fines or penalties for alleged breaches of environmental laws and to obligations to perform investigations or clean up of the environment. We may also be subject to claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the clean up of sites currently or formerly used by us or exposure of individuals to hazardous materials. Any investigation, clean-up or other remediation costs, fines or penalties, or costs to resolve third-party claims, may be significant and could have a material adverse effect on our financial position, results of operations and cash flows.
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
Legal Structure
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

• Kaiser Aluminum Canada Limited, an Ontario corporation, which holds the assets and liabilities associated with our London, Ontario facility;

• DCO Management, LLC (formerly known as Kaiser Aluminum & Chemical Corporation, LLC), a Delaware limited liability company, which, as a successor by merger to Kaiser Aluminum & Chemical Corporation, holds our remaining non-operating assets and liabilities;

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
   We have experienced and continue to experience the effects of unprecedented economic uncertainty.
     The U.S. and global economies have recently experienced and continue to experience a period of substantial uncertainty with wide-ranging effects, including:
•	disruption in global financial markets that has reduced the liquidity available to us, our customers, our suppliers and the purchasers of products that materially affect demand for our products, including commercial airlines;

•	a substantially weakened banking and financial system that creates ongoing risk and exposure to the impact of non-performance by banks committed to provide financing, hedging counterparties, insurers, customers and suppliers;

•	extreme volatility in commodity prices that can materially impact the results of our hedging strategies, increase near term cash margin requirements, reduce the value of our inventories and borrowing base under our revolving credit facility and result in substantial non-cash charges as we adjust inventory values and mark-to-market our hedge positions;

•	substantial reductions in consumer spending that reduce the demand for applications that use our products, including commercial aircraft, automobiles, trucks and trailers;

•	the rapid destocking of inventory levels throughout the supply chain in response to reduced demand and increasing uncertainty, which destocking has only recently started to show some moderation;

•	reduced customer demand under existing contracts resulting in customers limiting purchases to contractual minimum volumes, seeking relief from contractual obligations or breaching those obligations;

•	ongoing risk that customers and suppliers may liquidate or seek protection under federal bankruptcy laws and reject existing contractual commitments;

•	difficulty successfully executing our strategy of growth through acquisitions;

•	the possibility of additional plant closures or workforce reductions in response to prolonged or increased reduction in demand for our products;

•	pressure to reduce defense spending, which reductions could affect demand for our products used in defense applications, as the U.S. and foreign governments are faced with competing national priorities; and

•	the inability to predict with any certainty the effectiveness and long term impact of economic stimulus plans.
     We are unable to predict the impact, severity and duration of these effects, any of which could have a material adverse impact on our financial position, results of operations and cash flows.
   We operate in a highly competitive industry.
     The fabricated products segment of the aluminum industry is highly competitive. Competition in the sale of fabricated aluminum products is based upon quality, availability, price and service, including delivery performance. Many of our competitors are substantially larger than we are and have greater financial resources than we do, and may have other strategic advantages, including aluminum smelting capacity providing a long term natural hedge that facilitates the offering of fixed price contracts without margin exposure, more efficient technologies or lower raw material costs. Our facilities are located in North America. To the extent that our competitors have or develop production facilities located outside North America, they may be able to produce similar products at a lower cost or sell those products at a lower price during periods when the currency exchange rates favor foreign competition or “dump” those products in violation of existing trade laws. We may not be able to adequately reduce our costs or prices to compete with these products. Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, any one of which could have a material adverse effect on our financial position, results of operations and cash flows.
   We depend on a core group of significant customers.
     In 2009, our largest fabricated products customer, Reliance, accounted for approximately 20% of our fabricated products net sales, and our five largest customers accounted for approximately 48% of our fabricated products net sales. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. In addition, a prolonged or increasing downturn in the business or financial condition of any of our significant customers could cause any one or more of them to limit purchases to contractual minimum volumes, seek relief from contractual minimums or breach those obligations, all of which could materially and adversely affect our financial position, results of operations and cash flows.
Our industry is very sensitive to foreign economic, regulatory and political factors that may adversely affect our business.
     We import primary aluminum from, and manufacture fabricated products used in, foreign countries. We also own 49% of Anglesey, and will purchase aluminum from Anglesey for sale to third parties. Factors in the politically and economically diverse countries in which we operate or have customers or suppliers, including inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems, could affect our financial position, results of operations and cash flows. Our financial position, results of operations and cash flows could also be adversely affected by:
•	acts of war or terrorism or the threat of war or terrorism;

•	government regulation in the countries in which we operate, service customers or purchase raw materials;

•	the implementation of controls on imports, exports or prices;

•	the adoption of new forms of taxation and duties;

•	new forms of emission controls and tax, commonly known as “cap and trade”;

•	the imposition of currency restrictions;

•	the nationalization or appropriation of rights or other assets; and

•	trade disputes involving countries in which we operate, service customers or purchase raw materials.

The aerospace industry is cyclical and downturns in the aerospace industry, including downturns resulting from acts of terrorism, could adversely affect our business.
     We derive a significant portion of our revenue from products sold to the aerospace industry, which is highly cyclical and tends to decline in response to overall declines in industrial production. The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, by the state of the U.S. and global economies and numerous other factors, including the effects of terrorism. In recent years, a number of major airlines have undergone chapter 11 bankruptcy and experienced financial strain from volatile fuel prices. The aerospace industry also suffered significantly in the wake of the events of September 11, 2001, resulting in a sharp decrease globally in new commercial aircraft deliveries and order cancellations or deferrals by the major airlines. Despite existing backlogs, continued financial instability in the industry, reduced liquidity, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows. The military aerospace industry is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, regulatory changes, the retirement of older aircraft, technological improvements to new aircraft engines that increase reliability, and delays in the development or launch of new programs. The timing, duration and extent of upturns and downturns cannot be predicted with certainty. A future downturn or reduction in defense spending could have a material adverse effect on our financial position, results of operations and cash flows.
Reductions in defense spending for aerospace and non-aerospace military applications could substantially reduce demand for our products.
     Our products are used in a wide variety of military applications, including military jets, armored vehicles and ordinance. The funding of U.S. government programs is subject to congressional appropriations. Many of the programs in which we participate may extend several years; however these programs are normally funded annually. Changes in military strategy and priorities may affect current and future programs. Similarly, there is significant pressure to reduce defense spending as the U.S. and foreign governments are faced with competing national priorities. Reductions in defense spending would reduce the demand for our products and could adversely affect our financial position, results of operations and cash flows.
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
Extended or further downturns in the automotive and heavy duty truck and trailer industries could adversely affect our business.
     The demand for many of our general engineering and custom products is dependent on the production of cars, light trucks, SUVs, and heavy duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. The North American automotive and heavy truck and trailer industries have experienced severe downturns in sales. Multiple production cuts by U.S. manufacturers may continue to adversely affect the demand for our products. Many North American automotive manufacturers and some of their first tier suppliers are also burdened with substantial structural costs, including pension and healthcare costs that impact their profitability and labor relations, that have resulted in severe financial difficulty, including bankruptcy, for several of them. A worsening of these companies’ financial condition or their bankruptcy could have further serious effects on the U.S. and global economies which, in turn, could worsen the conditions of the markets which directly affect the demand of our products. Similarly, a prolonged decline in the demand for new cars, light trucks, SUVs, and heavy duty vehicles and trailers, particularly in the U.S., could have a material adverse effect on our financial position, results of operations and cash flows.
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
     Cost cutting initiatives that our automotive customers have adopted generally result in increased downward pressure on pricing and our automotive customers typically seek agreements requiring reductions in pricing over the period of production. Pricing pressure may further intensify, particularly in North America, as North American automobile manufacturers continue to aggressively pursue cost cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset any required price reductions, our financial position, results of operations and cash flows could be adversely impacted.
Reductions in demand for our products may be more severe than, and may occur prior to reductions in demand for, our customers’ products.
     Customers purchasing our fabricated aluminum products, such as those in the cyclical automotive and aerospace industries, generally require significant lead time in the production of their own products. Therefore, demand for our products may increase prior to demand for our customers’ products. Conversely, demand for our products may decrease as our customers anticipate a downturn in their respective businesses. As demand for our customers’ products begins to soften, our customers typically reduce or eliminate their demand for our products and meet the reduced demand for their products using their own inventory without replenishing that inventory, which results in a reduction in demand for our products that is greater than the reduction in demand for their products. This amplified reduction in demand for our products in the event of a downturn in our customers’ respective businesses (de-stocking) may adversely affect our financial position, results of operations and cash flows.
Our business is subject to unplanned business interruptions which may adversely affect our business.
     The production of fabricated aluminum products and aluminum is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, transportation interruptions and supply interruptions. Operational interruptions at one or more of our production facilities, particularly interruptions at our Trentwood facility in Spokane, Washington where our production of plate and sheet is concentrated, could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own production due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.
  Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
     Our revolving credit facility contains negative and financial covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on our ability to grant liens, engage in mergers, sell assets, incur debt, engage in different businesses, make investments, pay dividends, and repurchase shares. If we fail to satisfy the covenants set forth in our revolving credit facility or an event of default occurs under the revolving credit facility, we could be prohibited from borrowing. If we cannot borrow under the revolving credit facility, we could be required to seek additional financing, if available, or curtail our operations. Additional financing may not be available on commercially acceptable terms, or at all. If the revolving credit facility is terminated and we do not have sufficient cash on hand to pay any amounts outstanding under the facility, we could be required to sell assets or to obtain additional financing.
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
     As the economy and markets for our products move through economic downturns or supply otherwise begins to exceed demand through increases in capacity or reduced demand, it is increasingly important for us to be a low cost producer. Although we have undertaken and expect to continue to undertake productivity and cost reduction initiatives to improve performance, including deployment of company-wide business improvement methodologies, such as our production system, the Kaiser Production System, which involves the integrated utilization of application and advanced process engineering and business improvement methodologies such as Lean Enterprise, Total Productive Manufacturing and Six Sigma, we cannot assure you that all of these initiatives will be completed or beneficial to us or that any estimated cost saving from such activities will be fully realized. Even when we are able to generate new efficiencies successfully in the short to medium term, we may not be able to continue to reduce cost and increase productivity over the long term.
   Our business could be adversely affected by increases in the cost of raw materials and freight.
     The price of primary aluminum has historically been subject to significant cyclical price fluctuations, and the timing of changes in the market price of aluminum is largely unpredictable. Although our pricing of fabricated aluminum products is generally intended to pass the risk of price fluctuations on to our customers, we may not be able to pass on the entire cost of increases to our customers or offset fully the effects of higher costs for other raw materials through the use of surcharges and other measures, which may cause our profitability to decline. There will also be a potential time lag between increases in prices for raw materials under our purchase contracts and the point when we can implement a corresponding increase in price under our sales contracts with our customers. As a result, we may be exposed to fluctuations in raw material prices, including aluminum, since, during the time lag, we may have to bear the additional cost of the price increase under our purchase contracts. If these events were to occur, they could have a material adverse effect on our financial position, results of operations and cash flows. In addition, increases in raw material prices may cause some of our customers to substitute other materials for our products over time, adversely affecting our financial position, results of operations and cash flows due to a decrease in the sales of fabricated aluminum products.
   The price volatility of energy costs may adversely affect our business.
     Our income and cash flows depend on the margin above fixed and variable expenses (including energy costs) at which we are able to sell our fabricated aluminum products. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our production facilities affect operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets and the potential regulation of greenhouse gases. Future increases in fuel and utility prices may have a material adverse effect on our financial position, results of operations and cash flows.
Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging program were not in place and may otherwise affect our business.
     From time to time in the ordinary course of business, we enter into hedging transactions to limit our exposure to price risks relating to primary aluminum prices, energy prices and foreign currency. To the extent that these hedging transactions fix prices or exchange rates and primary aluminum prices, energy costs or foreign exchange rates are below the fixed prices or rates established by these hedging transactions, our income and cash flows will be lower than they otherwise would have been. Additionally, to the extent that primary aluminum prices, energy prices and/or foreign currency exchange rates deviate materially and adversely from fixed, floor or ceiling prices or rates established by outstanding hedging transactions, we fail to satisfy the covenants, or an event of default occurs under the terms of the underlying documents, we could incur margin calls that could adversely impact our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. Conversely, we are exposed to risks associated with the credit worthiness of our hedging counterparties. Non-performance by a counterparty could have a material adverse effect on our financial position, results of operations and cash flows.
Uncertainty is expected to preclude recognition of future operating results of Anglesey and the distribution of dividends by Anglesey.
     Through the quarter ended September 30, 2009, Anglesey operated under a power agreement that provided sufficient power to sustain its smelting operations at near-full capacity. This power agreement expired at the end of September 2009, and, despite Anglesey’s efforts to find a sustainable alternative to its power supply needs, no sources of power were identified to allow for the uninterrupted continuation of smelting operations beyond the expiration date of the power contract. As a result, Anglesey fully curtailed its smelting operations as of September 30, 2009. Although Anglesey commenced remelt and casting operations during the fourth quarter of 2009, unless we can determine that current or future operating results from Anglesey will be recoverable, we will not recognize future operating results from Anglesey. The expected inability to recognize future operating results of Anglesey and the continued lack of dividend income from Anglesey will adversely affect our results of operations and cash flows, relative to our past performance.

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
     We depend on our senior executive officers and other key personnel to run our business and design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans. The loss of any of these officers or other key personnel or failure to attract key personnel could materially and adversely affect our succession planning and operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to improve manufacturing operations, conduct research activities successfully or develop marketable products.
Our failure to maintain satisfactory labor relations could adversely affect our business.
     A significant number of our employees are represented by labor unions under labor contracts with varying durations and expiration dates, including labor contracts with the USW, covering five of our manufacturing locations. Employees represented by labor unions under labor contracts represented approximately 64% of our employees at December 31, 2009. In January 2010, we were successful in renegotiating the terms of a labor contract with the USW covering employees at our manufacturing locations in Newark, Ohio and Spokane, Washington and extending the term of such contract to September 2015. Contracts at six other manufacturing locations expire in 2010 through 2012. We may not be able to renegotiate or negotiate these or our other labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits that could materially and adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention or result in union-initiated work actions, including strikes or work stoppages, that could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.
Our business is regulated by a wide variety of health and safety laws and regulations and compliance may be costly and may adversely affect our business.
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
   Environmental compliance, clean up and damage claims may decrease our cash flow and adversely affect our business.
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
     Our continuing operations and certain of our former operations have subjected, and may in the future subject, us to fines, penalties and expenses for alleged breaches of environmental laws and to obligations to perform investigations or clean up of the environment. We may also be subject to claims from governmental authorities or third parties related to alleged injuries to the environment, human health or natural resources, including claims with respect to waste disposal sites, the clean up of sites currently or formerly used by us or exposure of individuals to hazardous materials. Any investigation, clean-up or other remediation costs, fines or penalties, or costs to resolve third-party claims may be significant and could have a material adverse effect on our financial position, results of operations and cash flows.

     We have accrued, and will accrue, for costs relating to the above matters that are reasonably expected to be incurred based on available information. However, it is possible that actual costs may differ, perhaps significantly, from the amounts expected or accrued. Similarly, the timing of those expenditures may occur faster than anticipated. These differences could have a material adverse effect on our financial position, results of operations and cash flows. In addition, new laws or regulations or changes to existing laws and regulations may occur, including government mandated green initiatives and limitations on carbon emissions, that increase the cost or complexity of compliance, including the increased regulation of greenhouse gas emissions. Difference in actual costs, the timing of payments for previously accrued costs and the impact of new laws and regulations may have a material adverse effect on our financial position, results of operations and cash flows.
New governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.
     Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs. Certain of our manufacturing plants use significant amounts of energy, including electricity and natural gas, and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that are likely to be affected by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. While future emission regulation appears likely, it is too early to predict how this regulation will affect our business, operations or financial results.
Other legal proceedings or investigations or changes in the laws and regulations to which we are subject may adversely affect our business.
     In addition to the matters described above, we may from time-to-time be involved in, or be the subject of, disputes, proceedings and investigations with respect to a variety of matters, including matters related to personal injury, employees, taxes and contracts, as well as other disputes and proceedings that arise in the ordinary course of business. It could be costly to address these claims or any investigations involving them, whether meritorious or not, and legal proceedings and investigations could divert management’s attention as well as operational resources, negatively affecting our financial position, results of operations and cash flows.
     Additionally, as with the environmental laws and regulations, the other laws and regulations which govern our business are subject to change at any time. Compliance with changes to existing laws and regulations could have a material adverse effect on our financial position, results of operations and cash flows.
     Product liability claims against us could result in significant costs and could adversely affect our business.
     We are sometimes exposed to warranty and product liability claims. While we generally maintain insurance against many product liability risks, a successful claim that is not insured, exceeds our available insurance coverage, or is no longer fully insured as a result of the insolvency of one or more of the underlying carriers could have a material adverse effect on our financial position, results of operations and cash flows.
   Our rod, bar, and tube investment projects and other expansion projects may not be completed as scheduled.
     We are currently engaged in various investment projects, including investment in our rod, bar, and tube value stream to, among other things, develop and complete the start-up of a production facility in Kalamazoo, Michigan and various other expansion projects. Our ability to complete these projects, and the timing and costs of doing so, are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems, economic conditions and permitting. If we are unable to fully complete these projects or if the actual costs for these projects exceed our current expectations, our financial position, results of operations and cash flows could be adversely affected.

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
     We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2009, we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the Nasdaq Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may be subject to increase in insurance costs, we may not have access to the capital markets, and our stock price may be adversely affected.
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
     We have net operating loss carry-forwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the United States. The net operating loss carry-forwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Internal Revenue Code of 1986 (the “Code”). We entered into a stock transfer restriction agreement with our largest stockholder, a voluntary employee’s beneficiary association, or “VEBA”, that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (which we refer to as the “Union VEBA”), and our certificate of incorporation was amended to prohibit and void certain transfers of our common stock. Both reduce the risk that an ownership change will jeopardize our net operating loss carry-forwards. Because U.S. tax law limits the time during which carry-forwards may be applied against future taxes, we may not be able to take full advantage of the carry-forwards for federal income tax purposes. In addition, federal and state tax laws pertaining to net operating loss carry-forwards may be changed from time to time such that the net operating loss carry-forwards may be reduced or eliminated. If the net operating loss carry-forwards become unavailable to us or are fully utilized, our future income will not be shielded from federal and state income taxation, and the funds otherwise available for general corporate purposes would be reduced.
   Transfer restrictions and other factors could hinder the market for our common stock.
     In order to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carry-forwards, for purposes of Sections 382 and 383 of the Code, we entered into a stock transfer restriction agreement with our largest stockholder, the Union VEBA, and amended and restated our certificate of incorporation to include restrictions on transfers involving 5% ownership. These transfer restrictions may make our stock less attractive to large institutional holders, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our common stock and otherwise hinder the market for our common stock.
We could engage in or approve transactions involving our common shares that inadvertently impair the use of our federal income tax attributes.
     Section 382 of the Code affects our ability to use our federal income tax attributes, including our net operating loss carry-forwards, following a more than 50% change in ownership during any period of 36 consecutive months, an ownership change, as determined under the Code. Certain transactions may be included in the calculation of an ownership change, including transactions involving our repurchase or issuance of our common shares. When we engage in or approve any transaction involving our common shares that may be included in the calculation of an ownership change, our practice is to first perform the calculations necessary to confirm that our ability to use our federal income tax attributes will not be affected. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common shares that causes an ownership change and inadvertently impair the use of our federal income tax attributes.

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
Our results may fail to meet investor expectations and the trading price of our stock may decline due to a variety of factors beyond our control.
     Our financial and operating results may be significantly below the expectations of public market analysts and investors and the price of our common stock may decline due to the factors beyond our control, including, among others:
•	volatility in the spot market for primary aluminum and energy costs;

•	changes in the volume, price and mix of the products we sell;

•	our annual accruals for variable payment obligations to the Union VEBA and another VEBA that provides benefits for certain other eligible retirees and their surviving spouses and eligible dependents (which we refer to as the “Salaried VEBA”);

•	non-cash charges including last-in, first-out, or “LIFO”, inventory charges and impairments, lower of cost or market valuation adjustments to inventory, mark-to-market gains and losses related to our derivative transactions and impairments of fixed assets and investments;

•	U.S. and global economic conditions;

•	unanticipated interruptions of our operations;

•	variations in the maintenance needs for our facilities;

•	unanticipated changes in our labor relations;

•	cyclical aspects impacting demand for our products; and

•	reductions in defense spending.
Our annual variable payment obligations to the Union VEBA and Salaried VEBA are linked with our profitability, which means that not all of our earnings will be available to our stockholders.
     We are obligated to make annual payments to the Union VEBA and Salaried VEBA calculated based on our profitability and therefore not all of our earnings will be available to our stockholders. The aggregate amount of our annual payments to these VEBAs is capped however at $20 million and is subject to other limitations. As a result of these payment obligations, our earnings and cash flows may be reduced. In connection with the renegotiation and entry of a labor agreement with the USW, we agreed to extend our obligation to make annual payments to the Union VEBA to September 30, 2017. Although our obligation to make annual payments to the Union VEBA terminates for periods beginning after September 30, 2017, the Union VEBA or other groups representing our current and future retired hourly employees may seek to extend our obligation beyond the termination date. Any such extension could have a material adverse effect on our financial position, results of operations and cash flows.
   A significant percentage of our stock is held by the Union VEBA which may exert significant influence over us.
     The Union VEBA owns approximately 24% of our outstanding common stock as of February 15, 2010. As a result, the Union VEBA has significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the Union VEBA and other substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.
The USW has director nomination rights through which it may influence us, and USW interests may not align with our interests or the interests of our other investors.
     Pursuant to agreements between the Company and the USW, the USW has the right to nominate candidates which, if elected, would constitute 40% of our Board of Directors through September 30, 2015 at which time the USW is required to cause any director nominated by the USW to submit his or her resignation to our Board of Directors, which submission our Board of Directors may accept or reject in its discretion. As a result, the directors nominated by the USW have a significant voice in the decisions of our Board of Directors. It is possible that the USW may seek to extend the term of the agreement and its right to nominate board members beyond 2015.
Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restriction.
     In June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend. A quarterly cash dividend has been paid in each subsequent quarter. The future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our results, financial condition, anticipated cash requirements, and ability to satisfy conditions reflected in our revolving credit facility. We can give no assurance that dividends will be declared and paid in the future. Our revolving credit facility, as amended on January 9, 2009, restricts our ability to pay any dividends and prohibits us from repurchasing our common shares. Under our revolving credit facility, we may pay cash dividends only if we maintain $100 million in borrowing availability and are not in default. In addition, our revolving credit facility, as amended, limits dividends during any fiscal year to an aggregate amount not to exceed $25 million.
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
     Provisions of Delaware law, our certificate of incorporation and the stock transfer restriction agreement with the Union VEBA may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. Our certificate of incorporation prohibits certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. In addition, we are party to a stock transfer restriction agreement with the Union VEBA which limits its ability to transfer our common stock. The general effect of the transfer restrictions in the stock transfer restriction agreement and our certificate of incorporation is to ensure that a change in ownership of more than 45% of our outstanding common stock cannot occur in any three-year period without the consent of our Board of Directors. These rights and provisions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     The locations of the principal plants and other materially important physical properties relating to our Fabricated Products business unit are below:

Location	Square footage	Owned or Leased
Chandler, Arizona	93,000	Leased(1)
Greenwood, South Carolina	185,000	Owned
Jackson, Tennessee	310,000	Owned
Kalamazoo, Michigan	465,000	Leased(2)
London, Ontario (Canada)	265,000	Owned
Los Angeles, California	183,000	Owned
Newark, Ohio	1,293,000	Owned
Richland, Washington	45,000	Leased(3)
Richmond (Bellwood), Virginia	443,000	Owned
Plainfield, Illinois	80,000	Leased(4)
Sherman, Texas	313,000	Owned
Spokane, Washington	2,854,000	Owned/Leased(5)
Tulsa, Oklahoma	28,000	Owned (6)

Total	6,557,000

(1)	The Chandler, Arizona facility is subject to a land lease with a primary lease term that expires in 2033. We have certain extension rights in respect of the Chandler, Arizona lease.

(2)	The Kalamazoo, Michigan facility is subject to a lease with a 2033 expiration date.

(3)	The Richland, Washington facility is subject to a lease with a 2011 expiration date, subject to certain extension rights held by us.

(4)	The Plainfield, Illinois facility is subject to a lease with a 2010 expiration date and a renewal option subject to certain terms and conditions.

(5)	2,733,000 square feet is owned and 121,000 square feet is subject to a lease with a 2010 expiration date and a renewal option subject to certain terms and conditions.

(6)	We closed the Tulsa, Oklahoma facility in December 2008.
     Plants and equipment and other facilities are generally in good condition and suitable for their intended uses.
     Our corporate headquarters located in Foothill Ranch, California, is a leased facility consisting of 21,500 square feet at December 31, 2009. In November 2009, we amended the term of the existing lease agreement, effective January 2010, to expand the leased square footage to approximately 25,000 and to extend the term of the lease to June 2016.
     Our obligations under the revolving credit facility are secured by, among other things, liens on our U.S. production facilities. See Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for further discussion.
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

     PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our outstanding common stock is traded on the Nasdaq Global Select Market under the ticker symbol “KALU.”
     The following table sets forth the high and low sale prices of our common stock for each quarterly period for fiscal years 2008 and 2009:

	High	Low
Fiscal 2008
First quarter.	$79.84	$56.67
Second quarter	$76.46	$53.23
Third quarter.	$55.49	$41.89
Fourth quarter	$43.00	$15.01
Fiscal 2009
First quarter.	$29.24	$16.36
Second quarter	$37.41	$22.19
Third quarter.	$41.65	$29.76
Fourth quarter	$43.59	$33.15
Holders
     As of February 15, 2010, there were approximately 620 holders of record of our common stock.
Dividends
     Commencing June 2007, our Board of Directors initiated the declaration of regular quarterly cash dividends to holders of our common stock, including the holders of restricted stock. Such dividend declarations also resulted in the payment of dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to one half of the performance shares issued under our equity and performance incentive plan. Dividends declared were $.18 per common share per quarter until June 2008, at which time our Board of Directors increased the quarterly cash dividend to $.24 per common share per quarter. Total cash dividends (and dividend equivalents) paid in 2009, 2008 and 2007 were $.96 per share (or $19.6 million), $.84 per common share (or $17.2 million) and $.36 per common share (or $7.4 million), respectively.
     In January 2010, our Board of Director declared another quarterly cash dividend of $.24 per common share, or $4.9 million, to holders of record at the close of business on January 25, 2010, which was paid on or about February 12, 2010.
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

Stock Performance Graph
     The following graph compares the cumulative total shareholder return on the Company’s common stock with: (i) the Russell 2000, and (ii) the S&P SmallCap 600. The graph assumes (i) an initial investment of $100 as of July 7, 2006, the first day on which the Company’s common stock began trading on the Nasdaq Stock Market, and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of future performance of our stock price.
COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*
Among Kaiser Aluminum Corporation, The S&P Smallcap 600 Index
And The Russell 2000 Index

*	$100 invested on 7/7/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
     Our performance graph reflects the cumulative return of (i) the Russell 2000, a broad equity market index of which we are a component and (ii) the S&P SmallCap 600. We elected to use the S&P SmallCap 600 index after determining that no published industry or line-of-business indices were closely enough related to our industry or business to provide a reasonable basis for comparison. Similarly, we determined that we could not identify comparables to include in a peer group that would provide a reasonable basis for comparison and that, as a result, an index consisting of companies with similar market capitalizations was appropriate.
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

Item 6. Selected Financial Data
     All financial statement information before July 1, 2006 relates to Kaiser before emergence from chapter 11 bankruptcy. There will be a number of differences between the financial statements before and after emergence that will make comparisons of future and past financial information difficult and may make it more difficult to assess our future prospects based on historical performance. For example, earnings (loss) per share and share information for the Predecessor may not be meaningful because, pursuant to our plan of reorganization, the equity interests in the Company’s existing stockholders were cancelled without consideration.
     In connection with our emergence from chapter 11 bankruptcy, we also made some changes to our accounting policies and procedures, including those made as part of the application of “fresh start” accounting as required by the American Institute of Certified Professional Accountants Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In general, our accounting policies are the same as or similar to those historically used to prepare our financial statements. In certain cases, however, we adopted different accounting principles for, or applied methodologies differently to, our post emergence financial statement information. For instance, we changed our accounting methodologies with respect to inventory accounting. While we still account for inventories on a last-in, first-out (“LIFO”) basis after emergence, we are applying LIFO differently than we did in the past. Specifically, we now view each quarter on a standalone basis for computing LIFO; in the past, we recorded LIFO amounts with a view to the entire fiscal year, which, with certain exceptions, tended to result in LIFO charges being recorded in the fourth quarter or second half of the year.
     The following table represents our selected financial data. The table should be read in conjunctions with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” of this Report.

				Year Ended December 31, 2006
	Year	Year	Year	July 1, 2006		Year
	Ended	Ended	Ended	through	January 1, 2006	Ended
	December 31,	December 31,	December 31,	December 31,	to	December 31,
	2009	2008	2007	2006	July 1, 2006	2005
	(In millions of dollars, except shipments, average sales price and per share amounts)
Net sales	$987.0	$1,508.2	$1,504.5	$667.5	$689.8	$1,089.7
Income (loss) from continuing operations	70.5	(68.5)	101.0	26.2	3,136.9	(1,112.7)
Income from discontinued operations	—	—	—	—	4.3	363.7
Cumulative effect of accounting change	—	—	—	—	—	(4.7)
Net income (loss)	$70.5	$(68.5)	$101.0	$26.2	$3,141.2	$(753.7)
Basic income (loss) per share:
Income (loss) from continuing operations	$3.51	$(3.45)	$4.91	$1.31	$39.37	$(13.97)
Income from discontinued operations	—	—	—	—	.05	4.57
Cumulative effect of accounting change	—	—	—	—	—	(.06)
Net income (loss) per share	$3.51	$(3.45)	$4.91	$1.31	$39.42	$(9.46)
Diluted income (loss) per share:
Income (loss) from continuing operations	$3.51	$(3.45)	$4.91	$1.30	$39.37	$(13.97)
Income from discontinued operations	—	—	—	—	.05	4.57
Cumulative effect of accounting change	—	—	—	—	—	(.06)
Net income (loss) per share	$3.51	$(3.45)	$4.91	$1.30	$39.42	$(9.46)
Shipments (mm lbs)	542.4	691.6	705.0	326.9	350.6	637.5
Average realized third party sales price (per lb)	$1.82	$2.18	$2.13	$2.04	$1.97	$1.71
Cash dividends declared per common share	$.96	$.66	$.54	$—	$—	$—
Capital expenditures, net of accounts payable	$59.2	$93.2	$61.8	$30.0	$28.1	$31.0
Depreciation expense	$16.4	$14.7	$11.9	$5.5	$9.8	$19.9

	December 31,
	2009	2008	2007	2006	2005
Total assets	$1,085.5	$1,145.4	$1,165.2	$655.4	$1,538.9
Long-term borrowings, including amounts due within one year	7.0	43.0	—	50.0	1.2
     In addition to the operational results discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” significant items that impacted the financial results included, but were not limited to, the following:
     2009:
•	We recorded $80.5 million of non-cash, pre-tax, unrealized mark to market gains on our derivative positions.

•	We generated $127.7 million of cash from operations, repaid $36 million borrowed in 2008 under our revolving credit facility, and had no borrowings and $161.9 million of borrowing capacity (net of capacity used for letters of credit) under our revolving credit facility as of December 31, 2009.

•	We paid dividends totaling $19.6 million in 2009.

•	We recorded a $9.3 million lower of cost or market inventory adjustment in the first quarter of 2009 due to a decline in metal prices following December 31, 2008.

•	We continued to fully impair our investment in Anglesey during the first half of 2009, resulting in impairment charges of $1.8 million. Anglesey fully curtailed its smelting operations at the end of September 30, 2009 and commenced remelt and casting operations in the fourth quarter of 2009. Due principally to a significant loss incurred by Anglesey during the third quarter of 2009, relating primarily to charges recorded for employee redundancy costs in connection with the cessation of its smelting operations, we suspended the use of the equity method of accounting commencing in the third quarter of 2009.

•	In the first quarter of 2009, we incurred restructuring costs and other charges in connection with the closure of our Tulsa, Oklahoma facility. Such costs consisted principally of contract termination and facility shut-down costs. In the second quarter of 2009, we curtailed operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products and shut down the Bellwood, Virginia facility temporarily during the month of July 2009, in response to planned shutdowns in the automotive industry and continued weak economic and market conditions. In addition, we reduced our personnel in certain other locations in the second quarter in an effort to streamline costs. In connection with these plans, we recorded restructuring costs and other charges of $5.4 million, principally related to involuntary employee termination and other personnel costs.
     2008:
•	We recorded $87.1 million of non-cash, pre-tax, unrealized mark to market losses on our derivative positions primarily as a result of the decline in metal price.

•	We recorded a $65.5 million lower of cost or market inventory adjustment due to the decline in metal prices. This inventory write-down lowered the LIFO inventory values that had been established at relatively high prices during the implementation of fresh start accounting in July 2006.

•	In December 2008, we announced plans to close operations at our Tulsa, Oklahoma extrusion facility and significantly reduce operations at our Bellwood, Virginia facility in response to lower demand for products produced at these locations. These actions resulted in a restructuring charge of $8.8 million in the fourth quarter of 2008 related to employee termination benefits and asset impairment.

•	Based on a review of new facts and circumstances that came into light during the fourth quarter of 2008 and early 2009 regarding Anglesey, we did not expect to be able to recover our investment in Anglesey, based on the expectation that Anglesey would fully curtail its smelting operations at the end of September 2009, when its power contract expired. As a result, we recorded an impairment charge of $37.8 million and a corresponding decrease to Investment in and advances to unconsolidated affiliate.

•	On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating below its maximum capacity during the second half of 2008, returning to its normal production level in the fourth quarter of 2008. In December 2008, Anglesey received $20 million (approximately 14.0 million Pound Sterling) in a partial insurance settlement, of which $10 million was recorded as an increase in our equity in earnings and an increase in our investment in Anglesey. This amount was subsequently impaired at December 31, 2008.

•	We announced a $75 million stock repurchase plan to commence after July 6, 2008. We repurchased 572,706 shares of common stock at a weighted-average price of $49.05 per share, or total cost of $28.1 million, under the repurchase plan. Our revolving credit facility, as amended on January 9, 2009, currently prohibits us from repurchasing our common shares, including under the repurchase plan.

•	We began drawing down on our revolving credit facility during the last two quarters of 2008 and had $36.0 million of outstanding borrowings at December 31, 2008.

•	We paid dividends totaling $17.2 million in 2008.
     2007:
•	During the fourth quarter, we repaid our $50 million term loan.

•	In June 2007, our Board of Directors initiated a regular quarterly dividend of $.18 per share. We paid total dividends of $7.4 million in 2007.

•	In addition, in 2007 we determined that we met the “more likely than not” criteria for recognition of our deferred tax assets and we released the vast majority of the valuations allowance. At December 31, 2007, total assets included net deferred tax assets of $327.8 million.
     2006:
•	We emerged from chapter 11 bankruptcy on July 6, 2006 with our then-existing fabricated product facilities and operations and a 49% interest in Anglesey. During the period from January 1, 2006 to July 1, 2006, we recorded gains upon emergence and other reorganization related benefits (costs) of approximately $3.1 billion.
     2005:
•	We were in chapter 11 bankruptcy for the entire year. During 2005, we recorded reorganization costs of approximately $1.2 billion.

•	We also recorded a $4.7 million charge as a result of adopting accounting for conditional asset retirement obligations.
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
     In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such control was effective as of December 31, 2009. Management’s report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•	Overview

•	Business Strategy and Core Philosophies

•	Management Review of 2009 and Outlook for the Future

•	Results of Operations

•	Other Information

•	Liquidity and Capital Resources

•	Contractual Obligations, Commercial Commitments and Off-Balance-Sheet and Other Arrangements

•	Critical Accounting Estimates

•	New Accounting Pronouncements
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
Overview
     We are a leading North American manufacturer of semi-fabricated specialty aluminum products for aerospace / high strength, general engineering and custom automotive and industrial applications. In addition, we own a 49% interest in Anglesey, which owns a facility in Holyhead, Wales that had operated as an aluminum smelter until September 30, 2009 and commenced remelt and casting of secondary aluminum products in the fourth quarter of 2009.
     We have one reportable segment, Fabricated Products. The Fabricated Products segment is comprised of our production facilities and sells value-added products such as heat treat aluminum sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications. We also have three other business units which we combine into All Other. All Other is comprised of (i) all business activities relating to Anglesey’s smelting operations prior to the fourth quarter of 2009 and, thereafter, the purchase and sale of value-added secondary aluminum billet produced by Anglesey for which we receive a portion of a premium over normal commodity market prices, (ii) hedging activities in respect of our exposure to primary aluminum price risk and our exposure to British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations through September 30, 2009, and (iii) corporate and other activities, expenses of which are not allocated to other business units.
     Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the market segments in which we participate. Such changes in demand can directly affect our earnings by impacting the overall volume and mix of such products sold. Overall, demand for our fabricated products dramatically declined in the final months of 2008 and the first half of 2009. Weak end-use demand, along with significant inventory de-stocking by our service center customers and others in the value stream adversely impacted our shipments. During 2007 and the first nine months of 2008, the markets for aerospace and high strength products in which we participate were comparatively strong, resulting in higher shipments and improved margins.
     Primary aluminum prices fell significantly over the course of the last half of 2008 and partially recovered beginning in the second quarter of 2009. The average LME transaction price per pound of primary aluminum for 2009, 2008 and 2007 was $.76, $1.17 and $1.20, respectively. At February 15, 2010, the LME transaction price per pound was $.92. The Company operates with an intent to remain neutral to primary aluminum price changes by passing on such price changes to its customers or, to the extent that it has firm price contracts, hedging such exposures to primary aluminum prices with counterparties.
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
Business Strategy and Core Philosophies
     We are a leading manufacturer of semi-fabricated specialty aluminum products. We specialize in providing highly engineered solutions that meet demanding requirements of the market segments we serve. We are leaders in our industry, maintaining a strong competitive position in a significant majority of the market segments we serve. In a very competitive marketplace, we distinguish ourselves with our “Best in Class” customer satisfaction and a broad product portfolio. Our blue-chip customer base includes some of the top names in industry, with whom we share long-standing relationships based on quality and trust. We have established a platform for growth that we believe is well positioned within the industry.
     We strive to reinforce our position as supplier of choice through “Best in Class” customer satisfaction and seek to continuously improve our cost performance in order to be a low cost producer by eliminating waste throughout the value chain.
     Our line of Kaiser Select® products reflects a structured approach to reduce waste and variability for our customers. Our Kaiser Select® products are manufactured according to strict specifications and are intended to deliver enhanced product characteristics with improved consistency that result in better performance and, in many cases, lower cost for our customers.
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
Management Review of 2009 and Outlook for the Future
     Overall Fabricated Products shipment volumes in 2009 declined significantly as compared to 2008, reflecting weak economic and end-market conditions for general engineering and automotive applications, exacerbated by significant inventory destocking by our distributor customers and others in the value chain. Inventory destocking of products for aerospace and high strength applications also occurred throughout the supply chain during 2009. Despite lower shipment volume, our emphasis in 2009 was to further strengthen our financial position and competitive advantage. We met these objectives by (i) generating cash from operations and ending the year virtually debt free, (ii) realigning inventories and other components of working capital, in light of weaker near-term demand, (iii) flexing our operations to lower demand, (iv) improving our manufacturing efficiencies and underlying cost performance, (v) introducing new Kaiser Select® plate products, and (vi) continuing to invest in our new state-of-the-art casting and extrusion facility in Kalamazoo, Michigan.
     During 2009, our results reflected a 23% decrease in Fabricated Products shipment volume and a 13% decrease in Fabricated Products realized prices. The decrease in prices in our Fabricated Products segment primarily reflects the pass-through to customers of lower underlying hedged, alloyed metal prices. Value-added revenue per pound remained virtually unchanged as compared to 2008.
     Looking into 2010 and beyond, we see continued destocking by airframe manufacturers, but destocking by service center customers for our aerospace and high strength products appears to be abating. The net impact is that we expect our shipments for aerospace and high strength products to be slightly improved during the first half of 2010 from the average of the last three quarters of 2009. We expect demand for general engineering products to steadily improve with the industrial portion of the North American economy, and we are optimistic that destocking for these products has ended as service center inventories are at historically low levels.

Automotive demand is expected to improve approximately 35% relative to 2009, tracking improved North American automotive build rates that are nonetheless expected to remain substantially below historic levels. We anticipate our main areas of focus will be:
•	launching our world class Kalamazoo, Michigan casting and extrusion facility with initial production in the first half of 2010 ramping up to full-scale production by year-end 2010;

•	managing our capital structure to ensure proper levels of capital and liquidity to support growth initiatives;

•	continuing to differentiate ourselves with additional Kaiser Select® products, “Best In Class” customer satisfaction, strong delivery performance, expanded product breadth, and broader geographic marketing presence; and

•	continuing to improve the manufacturing efficiencies of our facilities to generate additional cost improvements over our performance in 2009.
Results of Operations
Fiscal 2009 Summary
•	Net sales for the year ended December 31, 2009 decreased to $987.0 million compared to $1,508.2 million for the year ended December 31, 2008. The decrease reflected lower Fabricated Products segment shipment volume and realized prices as well as lower shipment volume and realized prices on sale of primary aluminum products in the Primary/Secondary business unit. The decrease in realized prices in our Fabricated Products segment reflects primarily the pass-through to customers of lower underlying hedged, alloyed metal prices while value-added revenue per pound remained virtually unchanged as compared to 2008. The decrease in shipment volume of primary aluminum products is due to the cessation of Anglesey’s smelting operation on September 30, 2009.

•	Our operating income for the year ended December 31, 2009 was $118.7 million compared to an operating loss of $91.0 million for the year ended December 31, 2008. The 2009 operating income included significant items that we consider to be non-run-rate, which totaled $55.8 million. These items primarily included $80.5 million of non-cash mark to market gains on our derivative positions, $9.3 million of lower of cost or market inventory write-downs and $5.4 million of restructuring costs related primarily to employee termination costs. The 2008 operating loss also reflected significant items that we consider to be non-run-rate, which totaled $206.6 million. These items primarily included $87.1 million of unrealized mark to market losses on our derivative positions, $65.5 million of lower of cost or market inventory write-down, $37.8 million of impairment charges relating to our investment in Anglesey, and $8.8 million of restructuring costs and other charges in connection with the closure of our Tulsa, Oklahoma facility and the partial curtailment of our Bellwood, Virginia operation, of which $4.5 million was related to one time employee termination costs and $4.3 million was related to asset impairments (see further discussion of our operating income before non-run-rate in “Segment Information” below).

•	Net income for the year ended December 31, 2009 was $70.5 million, as compared to a net loss of $68.5 million for the year ended December 31, 2008. The net income (loss) for 2009 and 2008 included all of the non-run-rate items discussed above.

•	Our effective tax provision rate was 40.5% for the year ended December 31, 2009 (see discussion of “Provision (Benefit) for Income Taxes”).

•	In 2009, we paid a total of approximately $19.6 million, or $.96 per common share, in cash dividends to stockholders, including holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to one half of the performance shares.
Consolidated Selected Operational and Financial Information
     The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices) for 2009, 2008 and 2007.

     The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial and Supplementary Data.” See Note 15 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for further information regarding segments.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs):
Fabricated Products	428.5	558.5	547.8
All Other(1)	113.9	133.1	157.2

	542.4	691.6	705.0

Average Realized Third Party Sales Price (per pound):
Fabricated Products(2)	$2.09	$2.39	$2.37
All Other(3)	$.79	$1.29	$1.31
Net Sales:
Fabricated Products	$897.1	$1,336.8	$1,298.3
All Other	89.9	171.4	206.2

Total Net Sales	$987.0	$1,508.2	$1,504.5

Segment Operating Income (Loss):
Fabricated Products(4)(5)	$78.2	$53.5	$169.0
All Other (6)	40.5	(144.5)	13.0

Total Operating Income (Loss)	$118.7	$(91.0)	$182.0

Income tax provision (benefit)	$48.1	$(22.8)	$81.4

Net Income (Loss)	$70.5	$(68.5)	$101.0

Capital Expenditures, (net of accounts payable)	$59.2	$93.2	$61.8

(1)	Shipments in All Other represent shipments of primary aluminum products produced by Anglesey’s smelting operations. Shipments decreased in 2009 compared to prior periods primarily as a result of the cessation of the smelting operation on September 30, 2009 (see further discussion in “Segment Information” below).

(2)	Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Item 1. “Business.”

(3)	Average realized prices for All Other represent average realized prices on sales of primary aluminum product produced by Anglesey’s smelting operations and is subject to fluctuations in LME price of metal.

(4)	Fabricated Products segment operating results for 2009, 2008 and 2007 include non-cash LIFO inventory charges (benefits) of $8.7 million, $(7.5) million, and $(14.0) million, respectively, and metal gains (losses) of approximately $5.5 million, $(11.4) million, and $(13.1) million, respectively. Also included in the operating results for 2009 and 2008 are $9.3 million and $65.5 million, respectively, of lower of cost or market inventory write-downs.

(5)	Fabricated Products segment operating results for 2009, 2008 and 2007 include non-cash mark-to-market gains (losses) on natural gas and foreign currency hedging activities totaling $4.9 million, $(5.7) million, and $1.7 million, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

(6)	With respect to operating income in All Other, Primary/Secondary aluminum business unit operating results for 2009 and 2008 include impairment charges of $1.8 million and $37.8 million, respectively, relating to our investment in Anglesey.

Hedging business unit operating results for 2009, 2008 and 2007, include non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $61.3 million, $(67.2) million, and $16.2 million, respectively, and on foreign currency derivatives of $14.3 million, $(14.2) million, and $(8.2) million, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

Corporate and other business unit operating results for 2007 include $13.6 million of Other operating benefits. See discussion below for a detailed summary of the components of Other operating benefits (charges), net.

     Summary. We reported Net income of $70.5 million for 2009 compared to a Net loss of $68.5 million for 2008 and Net income of $101.0 million for 2007. Net income for 2009 includes the following pretax items: (i) a non-cash mark-to-market unrealized gain of $80.5 million on our derivative positions primarily as a result of the increase in metal prices in the latter half of 2009, (ii) a $9.3 million charge relating to lower of cost or market valuation of inventory and (iii) restructuring charges of $5.4 million primarily relating to the closure of our Tulsa, Oklahoma facility announced in 2008 and further curtailment of operations at our Bellwood, Virginia facility. All years include a number of other non-run-rate items that are more fully explained in the sections below.
     Net Sales. We reported Net sales of $987.0 million in 2009 as compared to $1,508.2 million in 2008 and $1,504.5 million in 2007. As more fully discussed below, the decrease in revenues in 2009 is primarily the result of a decrease in our Fabricated Products shipment volume and realized prices, and a decrease in Anglesey-related primary aluminum shipment volume and pricing. The decrease of shipment volume in our Fabricated Products segment is primarily due to weak economic and end-market conditions for general engineering and automotive applications, exacerbated by significant inventory destocking by our distributor customers and others in the supply chain, as well as inventory destocking of products for aerospace and high strength applications throughout the supply chain. The decrease in primary aluminum shipments through Anglesey is primarily due to the cessation of the smelting operation at Anglesey on September 30, 2009 (see “Segment Information-All Other” below). The decrease in Fabricated Products segment realized prices reflects primarily the pass-through to customers of lower underlying alloyed metal prices. Value-added revenue per pound remained virtually unchanged as compared to 2008 (see further discussion in “Segment Information-Fabricated Products” below).
     The increase in revenues from 2007 to 2008 is primarily the result of higher shipments and value-added pricing in Fabricated Products, offset by a decrease of shipments in primary aluminum through Anglesey due to a fire at Anglesey during the second quarter of 2008.
     Cost of Products Sold, excluding Depreciation and Other Items. Cost of goods sold, excluding depreciation in 2009 totaled $766.4 million, or 78% of net sales, as compared to $1,400.7 million, or 93% of net sales, in 2008. The decrease in Cost of products sold, excluding depreciation as a percentage of net sales in 2009 was primarily the result of mark-to-market unrealized gains (losses) of $80.5 million and $(87.1) million on our derivative positions in 2009 and 2008, respectively (see further discussion in “Segment Information-Fabricated Products” below).
     Cost of goods sold, excluding depreciation in 2008 totaled $1,400.7 million, or 93% of net sales, compared to $1,251.1 million, or 83% of net sales, in 2007. The increase in Cost of products sold, excluding depreciation as a percentage of net sales in 2008 was primarily the result of a mark-to-market unrealized loss of $87.1 million on our derivative positions. Additionally, increases in energy, freight, currency exchange, major maintenance expense, and other manufacturing costs increased the Cost of products sold, excluding depreciation as a percentage of net sales in 2008 (see further discussion in “Segment Information-Fabricated Products” below).
     Lower of Cost or Market Inventory Write-down. We recorded lower of cost or market inventory write-downs of $9.3 million and $65.5 million in 2009 and 2008, respectively, as a result of declining metal prices.
     Impairment of Investment in Anglesey. In 2008, we recorded a charge of $37.8 million to fully impair our 49% equity investment in Anglesey, in anticipation of the cessation of its smelting operations on September 30, 2009. In the first half of 2009, we recorded $1.8 million in equity in income, which we subsequently impaired to maintain our investment balance at zero. For the quarters ended September 30, 2009 and December 31, 2009, no additional impairment charges were recorded, due to the suspension of the equity method of accounting, as more fully described in Note 3 of Notes to Consolidated Financial statements included in Item 8. “Financial Statements and Supplementary Data.”
     Restructuring Costs and Other Charges. In December 2008, we announced plans to close our Tulsa, Oklahoma facility and to curtail operations at our Bellwood, Virginia facility. We recorded $8.8 million of restructuring charges and other costs in 2008 in connection with such plans. In 2009, we recorded $5.4 million of restructuring charges and other costs comprised of: (i) $.8 million of additional charges in connection with our 2008 plans to close our Tulsa, Oklahoma facility and curtail operations at Bellwood, Virginia and (ii) $4.6 million in connection with plans announced in the second quarter of 2009 to further curtail operations at our Bellwood, Virginia facility. See Note 16 of Notes to Consolidated Financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information regarding our 2008 and 2009 restructuring plans.
     Depreciation and Amortization. Depreciation and amortization for 2009 was $16.4 million compared to $14.7 million in 2008 and $11.9 million for 2007. Increases in depreciation expense from 2007 to 2008 and from 2008 to 2009 were the result of Construction in progress being placed into production throughout the second half of 2007 and 2008 primarily in relation to the various expansion projects, including the expansion project at our Trentwood facility in Spokane, Washington.

     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $69.9 million in 2009 as compared to $73.1 million in both 2008 and 2007. The decrease in selling, administrative, research and development and general expenses for 2009 as compared to 2008 is principally due to: (i) the net reductions in administrative expense within All Other (See “Segment Information—All Other” below) and (ii) overhead cost reductions in the Fabricated Products segment.
     Other Operating (Benefits) Charges, Net. Included within Other operating (benefits) charges, net (in millions of dollars) for 2009, 2008, and 2007, were the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Alternative minimum tax (“AMT”) reimbursement (1)	$—	$—	$(7.2)
Professional fees	—	—	(1.1)
Bad debt recoveries relating to pre-emergence write-offs	(.9)	(1.6)	—
Pension Benefit Guaranty Corporation (“PBGC”) settlement (2)	—	—	(1.3)
Non-cash benefit resulting from settlement of a $5.0 claim by the purchaser of the Gramercy, Louisiana alumina refinery and Kaiser Jamaica Bauxite Company for payment of $.1	—	—	(4.9)
Resolution of contingencies relating to sale of property prior to emergence (3)	—	—	(1.6)
Post emergence Chapter 11 — related items (4)	—	.2	2.6

Other	—	—	(.1)

	$(.9)	$(1.4)	$(13.6)

(1)	The AMT reimbursement represents a reimbursement from the liquidating trustee for the plan of liquidation of two of our former subsidiaries in connection with the sale of our interests in and related to a certain discontinued operation in 2005.

(2)	The PBGC proceeds consist of a payment related to a settlement agreement entered into with the PBGC in connection with our chapter 11 reorganization.

(3)	During 2007, certain contingencies related to the sale of the our interest in a smelter in Tacoma, Washington were resolved with the buyer. As a result, approximately $1.6 million of the sale proceeds which had been placed into escrow at the time of sale, were released to us. At our emergence from chapter 11 bankruptcy, no value had been ascribed to the funds in escrow because they were deemed to be contingent assets at that time.

(4)	Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to our reorganization.
     Interest Expense. Interest expense was zero in 2009 compared with $1.0 million in 2008 and $4.3 million in 2007. The change in expense from 2008 to 2009 is primarily due to $2.7 million of interest capitalization on Construction in progress therefore reducing interest expense in 2009 to zero. The decrease in expense from 2007 to 2008 is primarily the result of the repayment of our term loan during the fourth quarter of 2007.
     Other Income (Expense) — Net. Other income (expense) — net was a charge of $.1 million in 2009 compared with a benefit of $.7 million in 2008 and a benefit of $4.7 million in 2007. The decrease from 2008 to 2009 was primarily due to lower interest income as the result of lower interest rates. The decrease from 2007 to 2008 was primarily due to a decrease in interest income of $3.6 million as a result of lower interest earning cash balances during 2008.
     Provision (Benefit) for Income Taxes. The income tax provision for 2009 was $48.1 million, or an effective tax rate of 40.5%. The difference between the effective tax rate and the projected blended statutory tax rate for 2009 was primarily related to the following:
•	Impact of a non-deductible compensation expense, resulted in an increase to the income tax provision of $4.7 million, and increased the blended statutory tax provision rate by approximately 3.9%;

•	Decrease in the valuation allowance for certain federal and state net operating losses, state tax rate adjustments and federal general business tax credits, which resulted in a decrease to the income tax provision of $2.9 million and a decrease to the blended statutory tax provision rate of 2.4%;

•	Unrecognized tax benefits, including interest and penalties, increased the income tax provision by $1.3 million and the blended statutory tax provision rate by approximately 1.1%; and

•	The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $2.7 million currency translation adjustment that was recorded in Accumulated other comprehensive income.
     Our effective tax benefit rate was 25.0% for 2008. The tax benefit from the United States pre-tax book loss was partially offset by the tax provision for Canada and United Kingdom relating to Anglesey resulting in a blended statutory tax benefit rate of 39.6%. The difference between the effective tax benefit rate and the blended statutory tax benefit rate for 2008 was primarily due to the following factors: (i) increase in the valuation allowance for certain federal and state net operating losses, state tax rate adjustments and the impairment related to Anglesey resulted in $7.1 million being included in the income tax provision, decreasing the blended statutory tax benefit rate by approximately 7.7%, (ii) our equity in income before income taxes of Anglesey is treated as a reduction (increase) in Cost of products sold excluding depreciation, and because the income tax effects of our equity in income are included in the tax provision, $3.5 million was included in the income tax provision, decreasing the blended statutory tax benefit rate by approximately 3.8%, (iii) unrecognized tax benefits, including interest and penalties, decreased the income tax benefit by $2.4 million and the blended statutory tax benefit rate by approximately 2.7%, and (iv) the foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $5.2 million currency translation adjustment that was recorded in Accumulated other comprehensive income.
     Our effective income tax rate was 44.6% for 2007. The high effective tax rate for 2007 was impacted by several factors including (i) the income tax effects of our equity in income of Anglesey, which impacted the provision by $12.9 million, (ii) benefits associated with changes in the tax valuation allowance of $62.2 million were recorded as adjustments to Stockholders’ equity and not reflected in the tax provision, increasing the effective tax rate, (iii) the impact of unrecognized tax benefits, including interest and penalties, which increased the tax provision by approximately $3.0 million, and (iv) a favorable geographic distribution of income.
Derivatives
     In conducting our business, we, from time-to-time, enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sales of fabricated aluminum products and the purchase of metal used as raw materials for our fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in our production process, and (iii) foreign currency requirements with respect to cash commitments for equipment purchases and with respect to our foreign subsidiaries and affiliate. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contract, significant unrealized, non-cash gains and losses may be recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset through counterparty credit lines and/or the use of options. From time to time, we may modify the terms of the derivative contracts based on operational needs.
     The fair value of our derivatives recorded on the Consolidated Balance Sheets at December 31, 2009 and December 31, 2008 was a net asset of $16.5 million and a net liability of $59.6 million, respectively. The primary reasons for the increase in the net position were settlements of derivatives during 2009, giving rise to realized losses of $52.6 million for the period, the increase in metal prices and natural gas prices, the effect of changes in outstanding foreign currency hedge positions, and changes in foreign currency rates compared to December 31, 2008. The settlement of derivatives and changes in market value of contracts resulted in the recognition of $80.5 million of unrealized mark-to-market gains on derivatives, which we consider to be a non-run-rate item (see Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplemental Data.”)
Fair Value Measurement
     We apply the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of our derivative contracts and the fair value of our Canadian pension plan assets and the plan assets of the VEBAs.
     Our derivative contracts are valued at fair value using significant observable and unobservable inputs. Such financial instruments consist of primary aluminum, natural gas, and foreign currency contracts. The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy. We have some derivative contracts that do not have observable market quotes. For these financial instruments, we use significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     In determining the fair value of plan assets, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other invested plan assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy.
Restructuring Activities
     In December 2008, we announced plans to close operations at our Tulsa, Oklahoma facility and significantly reduce operations at our Bellwood, Virginia facility. The Tulsa and the Bellwood facilities produced primarily extruded rod and bar products sold principally to service centers for general engineering applications. The operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. As a result, we incurred restructuring costs and other charges of $8.8 million during the fourth quarter of 2008, of which $4.5 million was related to involuntary employee terminations and $4.3 million was related to asset impairments. During 2009, we recorded additional charges of $.8 million in connection with these restructuring efforts, consisting primarily of contract termination and facility shut-down costs. Approximately $.3 million of such expense represented cash obligations, with the balance represented by non-cash charges. The restructuring efforts initiated during the fourth quarter of 2008 were substantially completed by the first quarter of 2009.
     In May 2009, we announced plans to further curtail operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products and shut down the Bellwood, Virginia facility temporarily during the month of July 2009, in response to planned shutdowns in the automotive industry and continued weak economic and market conditions. In addition, we reduced our personnel in certain other locations in the quarter ended June 30, 2009, in an effort to streamline costs. Approximately 85 employees were affected by the reduction in force, principally at the Bellwood, Virginia location. In connection with the foregoing plans, we recorded restructuring costs and other charges of $4.6 million of which $4.3 million were related to involuntary employee terminations and other personnel costs, and the remaining $.3 million were principally related to a non-cash asset impairment. Of the personnel-related costs incurred, approximately $.8 million represented incremental non-cash expense, in connection with the accelerated vesting of previously granted stock-based payments. The restructuring efforts initiated during the second quarter of 2009 were substantially completed by the end of 2009.
     The following table summarizes the activity relating to cash obligations (in millions) arising from the Company’s restructuring plans:

	Employee	Facility-
	Termination	Related
	Costs	Costs	Total
Restructuring obligations at December 31, 2007	$—	$—	$—

Cash restructuring costs and other charges incurred in 2008	4.5	—	4.5

Cash payments in 2008	—	—	—

Restructuring obligations at December 31, 2008	4.5	—	4.5

Cash restructuring costs and other charges incurred in 2009	3.3	.5	3.8

Cash payments in 2009	(5.5)	(.5)	(6.0)

Restructuring obligations at December 31, 2009	$2.3	$—	$2.3

     These restructuring activities reduced excess capacity in our manufacturing system in response to reduced demand in the general engineering and ground transportation end markets in late 2008 and 2009. Costs related to maintaining this excess capacity were avoided during 2009. We continue to maintain adequate capacity throughout our operations capable of meeting customer needs and serving anticipated market demand in the core markets of extruded rod and bar, seamless tube, and automotive products.
Segment and Business Unit Information
     For the purposes of segment reporting under GAAP, we have one reportable segment, Fabricated Products. We also have three other business units which we combine into All Other. All Other is not considered a reportable segment. As described above, the Fabricated Products segment is comprised of our production facilities in North America which sell value-added, semi-fabricated specialty aluminum products such as heat treat sheet and plate, extrusions and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications. All Other is comprised of (i) Anglesey-related activities, including the smelting operations prior to September 30, 2009 and, thereafter, the purchase and sale of value-added secondary aluminum billet produced by Anglesey for which we receive a portion of a premium over normal commodity market prices recognized on a net basis as revenue, (ii) hedging activities in respect of our exposure to primary aluminum price risk and our exposure to British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations through September 30, 2009, and (iii) corporate and other activities, expenses of which are not allocated to other business units. The accounting policies of the segment are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.” Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
     Fabricated Products
     The table below provides selected operational and financial information (in millions of dollars except shipments and average sales process) for our Fabricated Products segment for 2009, 2008 and 2007:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Shipments (mm lbs)	428.5	558.5	547.8

Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$.89	$1.19	$1.20
Average realized third party value-added revenue	$1.20	$1.20	$1.17
Average realized third party sales price	$2.09	$2.39	$2.37

Net sales	$897.1	$1,336.8	$1,298.3
Segment Operating Income	$78.2	$53.5	$169.0
     For 2009, net sales of fabricated products decreased by 33% to $897.1 million, as compared to 2008, due primarily to a 23% decrease in shipments and a 13% decrease in average realized prices. Shipments of products for aerospace and high-strength applications in 2009 were 8% lower as compared to 2008 due to inventory destocking of products for aerospace and high strength applications throughout the supply chain during 2009, which was largely offset by higher contractual aerospace plate shipments. Shipments of general engineering products and automotive and custom industrial products in 2009 declined 29% as compared to 2008, reflecting weak economic and end-market conditions for general engineering and automotive applications, exacerbated by significant inventory destocking by our distributor customers and others in the value chain.
     The reduction in average realized prices reflected the pass through to customers of 25% lower underlying hedged alloyed metal prices. Value-added revenue per pound remained consistent from 2008.
     Net sales of fabricated products in 2008 increased by 3% to $1,336.8 million as compared to 2007, due primarily to a 2% increase in shipments and a 1% increase in average realized prices. Shipments of products for aerospace, high-strength and defense applications were slightly higher in 2008 as compared to 2007, reflecting continued strong demand for such products. Shipments of general engineering products were also higher as compared to 2007, but shipments for automotive and custom industrial products declined as compared to 2007. The increase in average realized price in 2008 as compared to 2007 was primarily due to higher realized value-added pricing.

     The table below provides shipment and value-added revenue information for our three end-use product groupings for 2009, 2008 and 2007 for our Fabricated Products segment:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Shipments (mm lbs):
Aerospace and high strength products	144.8	157.7	155.0
General engineering products	189.0	258.1	245.8
All other products	94.7	142.7	147.0

	428.5	558.5	547.8
Value added revenue(1):
Aerospace and high strength products	$278.0	$323.8	$297.4
General engineering products	164.7	248.9	225.3
All other products	70.7	99.8	116.5

	$513.4	$672.5	$639.2
Value added revenue per pound:
Aerospace and high strength products	$1.92	$2.05	$1.92
General engineering products	.87	.96	.92
All other products	.75	.70	.79

	$1.20	$1.20	$1.17

(1)	Value added revenue represents net sales less hedged cost of alloyed metal.
Based on recent trends, management’s expectations for our Fabricated Products segment in 2010 include the following:
•	Aerospace and High Strength. We are optimistic about the long-term fundamentals of the aerospace industry and believe build rates of commercial aircraft will continue to be strong. While we believe destocking of inventory by service centers of aerospace and high strength products is abating, we expect destocking by airframe manufacturers to continue in the near-term. The net impact is that we expect our shipments for aerospace and high strength products to be slightly improved during the first half of 2010 from the average of the last three quarters of 2009 while the airframe manufacturers work through their inventory overhang.
•	General Engineering. We expect demand for general engineering products to steadily improve with the industrial portion of the North American economy, and we are optimistic that destocking for these products has ended as service center inventories are at historic low levels.
•	Custom Automotive and Industrial Products. Automotive demand is expected to improve 35% relative to 2009, tracking improved North American automotive build rates that are nonetheless expected to remain substantially below historic levels.
     Operating income for 2009, 2008 and 2007 includes non-run-rate items. Non-run-rate items to us are items that, while they may recur from period to period, (i) are particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from fluctuations in underlying metal prices, natural gas prices and currency exchange rates. These items are listed below (in millions of dollars):

	Year Ended December 31,
	2009	2008	2007
Segment operating income	$78.2	$53.5	$169.0

Metal gains (losses) (before considering LIFO)	5.5	(11.4)	(13.1)
Non-cash LIFO benefit (charges)	(8.7)	7.5	14.0
Non-cash lower of cost or market inventory write down (1)	(9.3)	(65.5)	—
Mark-to-market gains (losses) (2)	4.9	(5.7)	1.7
Restructuring charges and other costs (3)	(4.5)	(8.8)	—
Pre-emergence related environmental costs (4)	(.7)	(5.0)	(.9)

Total non-run-rate items	(12.8)	(88.9)	1.7

Segment operating income excluding non-run-rate items	$91.0	$142.4	$167.3

(1)	The $65.5 million lower of cost or market inventory write-down in 2008 was the result of the decline in metal prices in late 2008. The $9.3 million lower of cost or market inventory write-down in 2009 was the result of a further decline in metal prices in the first quarter of 2009.

(2)	Mark to market gains (losses) represent unrealized gains (losses) on natural gas and certain foreign currency derivative instruments.

(3)	Restructuring charges and other costs of $8.8 million in 2008 were the result of the restructuring plan to close the Tulsa, Oklahoma extrusion facility and to curtail operations at the Bellwood, Virginia facility. Restructuring charges and other costs of $4.5 million in 2009 include an additional $.8 million in connection with the restructuring plan described above and $3.7 million in connection with: (i) the further curtailment in the second quarter of our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products, (ii) the temporary shut down of the Bellwood, Virginia facility during the month of July 2009 and (iii) the reduction of personnel in certain other locations in the second quarter of 2009 in an effort to streamline costs (see discussion above).

(4)	Pre-emergence related environmental costs were related to environmental issues at our Spokane, Washington facility that existed before our emergence from chapter 11 bankruptcy.
     As noted above, segment operating income excluding identified non-run-rate items for 2009 was $51.4 million lower than in 2008, and operating income excluding identified non-run-rate items for 2008 was $24.9 million lower than in 2007. Segment operating income for 2009 as compared to 2008 and for 2008 as compared to 2007 (in millions) reflects the following impacts:

	2009 vs. 2008	2008 vs. 2007
	Favorable	Favorable
	(unfavorable)	(unfavorable)
Sales impact	$(94.0)	$24.8
Manufacturing inefficiencies(1)	13.6	(23.7)
Energy costs	18.5	(12.1)
Planned major maintenance	6.9	(2.6)
Freight costs	6.7	(3.4)
Depreciation expense	(1.6)	(2.8)
Currency exchange related	3.0	(1.3)
Other	(4.5)	(3.8)

Total	$(51.4)	$(24.9)

(1)	Manufacturing inefficiencies in 2008 were primarily the result of (i) planned interruptions in connection with the implementation of various investment programs, including the completion of our heat treat plate expansion project at our Trentwood facility in Spokane, Washington, (ii) challenges created by sudden drop in demand, and (iii) weather related inefficiencies.
     Segment operating results for 2009, 2008 and 2007 include (losses) gains on intercompany hedging activities with the hedging business unit totaling $(42.8) million, $16.9 million, and $19.8 million, respectively. These amounts eliminate in consolidation.
     All Other
     All Other is comprised of (i) Anglesey-related activities, including primary aluminum production prior to September 30, 2009 and secondary aluminum production thereafter, (ii) hedging activities in respect of our exposure to primary aluminum price risk and our exposure to British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations through September 30, 2009, and (iii) corporate and other activities, expenses of which are not allocated to other business units:

     Primary/Secondary aluminum activities.
     The table below provides selected operational and financial information (in millions of dollars except shipments and prices) for Anglesey related primary/secondary aluminum activities:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Shipments (mm lbs)	113.9	133.1	157.2
Average realized third party sales price (per pound)	$.79	$1.29	$1.31
Net sales	$89.9	$171.4	$206.2
Operating Income (Loss)	$8.4	$(14.8)	$58.7
     During 2009, third party net sales of primary aluminum decreased 47% compared to 2008. The decrease in net sales is primarily due to a 14% decrease in shipments and a 39% decrease in average realized prices. The lower shipments during the 2009 periods reflect the impact of the cessation of Anglesey’s smelting operation on September 30, 2009. Sales of primary aluminum from Anglesey’s smelting operations were recorded on a gross basis when title, ownership and risk of loss was passed to the buyer and collectability was reasonably assured. In connection with Anglesey's remelt operations, which commenced in the fourth quarter of 2009, we substantially reduced or eliminated our risks of inventory loss and metal prices and foreign currency exchange rate fluctuation. As we, in substance, are acting as the agent in the sales arrangement of the secondary aluminum products, the sales are and will be presented net of the cost of sales. During the fourth quarter of 2009, we did not recognize any net revenue on secondary aluminum shipments. During 2008, third party net sales of primary aluminum decreased 17% compared to 2007. The decrease in net sales is primarily due to a 15% decrease in shipments and a 2% decrease in average realized prices. The lower shipments during the 2008 periods reflect the loss of production from the outage triggered by the fire on June 12, 2008 (see discussion below).
     The following table recaps the major components of the operating results from Anglesey related primary and secondary aluminum activities for the current and prior year periods (in millions of dollars) and the discussion following the table indicates the primary factors leading to such differences. Many of such factors indicated are subject to significant fluctuation from period to period and are largely impacted by items outside management’s control. See Item 1A. “Risk Factors.”

		Year Ended
		December 31,
	2009	2008	2007
Profit on metal sales from smelting operations (net of alumina sales)(1)	$10.2	$15.5	$7.1
Anglesey(2)	—	7.5	51.6
Impairment of investment in Anglesey	(1.8)	(37.8)	—

	$8.4	$(14.8)	$58.7

(1)	Operating income represents earnings on metal purchases from Anglesey and resold by us and on alumina purchases from third parties by us and sold to Anglesey while it operated as a smelter. Such earnings were impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

(2)	Represents our share of earnings from Anglesey. Operating results in 2008 reflect the adverse impact from a fire in June 2008 (see discussion below). Anglesey results also include, for all periods presented, foreign currency transaction gains (losses) relating to our settlement of trade payables to Anglesey denominated in pounds sterling.
     Anglesey operated under a power agreement that provided sufficient power to sustain its smelting operations at near-full capacity until the contract expiration at the end of September 2009. Despite Anglesey’s efforts to find a sustainable alternative to its power supply needs, no sources of affordable power were identified to allow for the uninterrupted continuation of smelting operations beyond the expiration of the power contract. As a result, Anglesey fully curtailed its smelting operations on September 30, 2009.
     In the fourth quarter of 2009, Anglesey commenced remelt and casting operations to produce secondary aluminum. Anglesey purchases its own material for the remelt and casting operation and sells its output to us and Rio Tinto, in proportion to our respective ownership interests. We expect Anglesey’s maximum production of secondary aluminum to ultimately reach approximately 140 million pounds per year, 49% of which will be sold to us in transactions structured to largely eliminate risks of inventory loss and metal price and foreign currency exchange rate fluctuation with respect to our income and cash flow related to Anglesey.
     We fully impaired our investment in Anglesey during the fourth quarter of 2008, taking into account the full curtailment of Anglesey’s smelting operations due to its inability to obtain affordable power (which we had anticipated as a likely possibility), Anglesey’s cash requirements for redundancy and pension payments, uncertainty with respect to the future of its operations, and our conclusion at that time that we should not expect to receive any dividends from Anglesey in the foreseeable future. For the first half of

2009, based upon our continued assessment of the facts and circumstances, we recorded additional impairment charges of $1.8 million relating to our investment in Anglesey, such that our investment balance remained at zero.
     During the third quarter of 2009, Anglesey incurred a significant net loss, primarily as the result of recording charges for employee termination costs in connection with the cessation of its smelting operations. As a result of such loss and as we were not and are not obligated to (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, we suspended the use of equity method of accounting with respect to our ownership in Anglesey during the quarter ended September 30, 2009. Accordingly, we did not recognize our share of Anglesey’s net loss for such period. We do not anticipate resuming the use of the equity method of accounting with respect to our investment in Anglesey unless and until (i) our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. We do not expect the occurrence of such events during the next 12 months.
     In June 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey operated below its production capacity during the latter half of 2008 and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Under its property damage and business interruption insurance coverage, Anglesey received insurance settlement payments of approximately 14.0 million Pound Sterling in 2008 and 2009. These payments did not have any impact on our results as we fully impaired the value of our share of the insurance proceeds received by Anglesey in 2008 and we did not record our 49% share of the 2009 settlement due to the suspension of equity method of accounting in the third quarter of 2009. We do not expect to receive any such insurance proceeds paid to Anglesey through the distribution of dividends. However, in December 2009, we received a $.6 million insurance settlement payment for the loss of premium on the sale of our share of value added aluminum products resulting from the interruption of production caused by the fire.
Hedging activities.
     Our pricing of fabricated aluminum products, as discussed above, is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to our customers. However, in certain instances we do enter into firm price arrangements. In such instances, we have price risk on our anticipated primary aluminum purchases in respect of the customer’s order. As such, whenever our Fabricated Products segment enters into a firm price customer contract, our Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in our Hedging business unit under All Other. Results from internal hedging activities between Fabricated Products and Hedging eliminate in consolidation. As more fully discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” prior to the cessation of Anglesey’s smelting operations on September 30, 2009, our net exposure to primary aluminum price risk at Anglesey offset a significant amount the volume of fabricated products shipments with underlying primary aluminum price risk. As such, we considered our access to Anglesey production overall to be a “natural” hedge against Fabricated Products firm metal-price risk. However, since the volume of fabricated products shipped under firm prices may not have matched up on a month-to-month basis with expected Anglesey-related primary aluminum shipments and to the extent that firm price contracts from our Fabricated Products segment exceeded the Anglesey related primary aluminum shipments, we used third party hedging instruments to minimize any net remaining primary aluminum price exposure existing at any time.
     As a result of the cessation of Anglesey’s smelting operations as of September 30, 2009 noted above, the “natural hedge” against primary aluminum price fluctuation created by our participation in the primary aluminum market was effectively eliminated. Accordingly, we use third party hedging instruments to limit exposure to Fabricated Products firm metal-price risks, which may have an adverse effect on our financial position, results of operations and cash flows.
     In addition to conducting hedging activities in respect of our exposure to aluminum price risk, the hedging business unit also conducted hedging activities in respect of our exposure to British Pound Sterling exchange rate relating to Anglesey’s smelting operations through September 30, 2009.
     All hedging activities are managed centrally on behalf of our business units to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors.

     The table below provides a detail of operating income from our Hedging business unit for 2009, 2008 and 2007:

		Year Ended
		December 31,
	2009	2008	2007
Internal hedging with Fabricated Products(1)	42.8	(16.9)	(19.8)
Derivative settlements — Pound Sterling(2)	(12.2)	(2.9)	10.2
Derivative settlements — External metal hedging(2)	(29.2)	16.4	(10.6)
Market-to-market on derivative instruments(2)	75.6	(81.4)	8.0

	$77.0	$(84.8)	$(12.2)

(1)	Eliminates in consolidation.

(2)	Impacted by positions and market prices.
Corporate and Other activities.
     Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units, and Other operating benefits discussed above. The table below presents non-run-rate items within the Corporate and Other business unit, operating loss and operating loss excluding non-run-rate items:

		Year Ended
		December 31,
	2009	2008	2007
Operating loss	(44.9)	(44.8)	(33.5)

VEBA net periodic benefit (cost) income	(5.3)	0.6	2.6
Pre-emergence related environmental costs	(1.7)	(0.5)	—
Restructuring charges	(0.9)	—	—
Other operating benefits	0.9	1.4	13.6

Total non-run-rate items	(7.0)	1.5	16.2

Operating loss excluding non-run-rate	$(37.9)	$(46.3)	$(49.7)

     Corporate operating expenses excluding non-run-rate items for 2009 were $8.4 million lower than such expenses for 2008. The decrease reflects primarily (i) a $2.6 million decrease in short term incentive compensation accrual, (ii) a $3.6 million reduction in professional fees and (iii) a $1.9 million reduction in stock compensation cost based upon timing of vesting and changes in vesting assumptions relating to performance shares.
     Corporate operating expenses before non-run-rate items for 2008 were $3.4 million lower than such expenses for 2007. The decrease reflects primarily (i) a $1.6 million decrease in short term incentive compensation accrual, (ii) a $2.7 million reduction in professional fees related primarily to compliance with the Sarbanes-Oxley Act of 2002 and (iii) a $1.0 million increase in stock compensation cost based upon timing of vesting and changes in vesting assumptions relating to performance shares offsetting partially the other decreases in operating expenses.
     We consider the restructuring costs and other charges, the environmental costs incurred in 2008 in connection with certain of our former production facilities, and the VEBA net period benefit costs discussed above to be non-run-rate items.
Other Information
     We have significant federal income tax attributes. Section 382 of the Code affects a corporation’s ability to use its federal income tax attributes, including its net operating loss carry-forwards, following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code (an “ownership change”). Under Section 382(l)(5) of the Code, if we were to have an ownership change, our ability to use our federal income tax attributes would be limited to an amount equal to the product of (i) the aggregate value of our outstanding common shares immediately prior to the ownership change and (ii) the applicable federal long-term tax exempt rate in effect on the date of the ownership change.
     In order to reduce the risk that any change in our ownership would jeopardize the preservation of our federal income tax attributes, our certificate of incorporation prohibits certain transfers of our equity securities. More specifically, subject to certain exceptions for transactions that would not impair our federal income tax attributes, our certificate of incorporation prohibits a transfer of our equity securities without the prior approval of our Board of Directors if either (a) the transferor holds 5% or more of the total fair market value of all of our issued and outstanding equity securities (such person, a “5% shareholder”) or (b) as a result of such transfer, either (i) any person or group of persons would become a 5% shareholder or (ii) the percentage stock ownership of any 5% shareholder would be increased (any such transfer, a “5% transaction”).
     In addition, we have a stock transfer restriction agreement with the Union VEBA, which is our largest shareholder. Under the stock transfer restriction agreement, until the restriction release date, subject to exceptions for certain transactions that would not impair our federal income tax attributes, the Union VEBA is prohibited from transferring or otherwise disposing of more than 15% of the total common shares issued to the Union VEBA pursuant to our Plan during any 12-month period without the prior approval of our Board of Directors. Under our stock transfer restriction agreement, the number of common shares that generally may be sold by the Union VEBA during any 12-month period is 1,321,485. As of January 31, 2010, the Union VEBA may sell up to 1,321,485 common shares.
     Preserving our federal income tax attributes affects our ability to issue new common shares because such issuances must be considered in determining whether an ownership change has occurred under Section 382 of the Code. We estimate that we can currently issue approximately 30.0 million common shares without potentially impairing our ability to use our federal income tax attributes. However, additional sales by the Union VEBA could, and other 5% transactions would, decrease the number of common shares we can issue during any 36 month period without impairing our ability to use our federal income tax attributes. Similarly, any issuance of common shares by us would limit the number of shares that could be transferred in 5% transactions (other than sales permitted to be made by the Union VEBA under the stock transfer restriction agreement without the consent of our Board of Directors). If at any time we were to issue the maximum number of common shares that we could possibly issue without potentially impairing our ability to use of our federal income tax attributes, there could be no 5% transactions (other than sales by the Union VEBA permitted under the stock transfer restriction agreement without the consent of our Board of Directors) during the 36-month period thereafter.
Liquidity and Capital Resources
     Summary
     Cash and cash equivalents were $30.3 million as of December 31, 2009, up from $.2 million as of December 31, 2008. In addition to cash and cash equivalents, our revolving credit facility is a source of liquidity for operations. Borrowing on the revolving credit facility was zero at December 31, 2009, down from $36.0 million at December 31, 2008. Operating income and net cash inflows from changes in certain current assets and liabilities during 2009 contributed to the repayment of revolving credit borrowings and the increase in cash and cash equivalents. Of the $127.7 million of net cash provided by operating activities during 2009, approximately $118.7 million was attributable to operating income for the period. Significant cash flows from changes in current assets and liabilities include decreases in inventories of $29.1 million, in trade and other receivables of $30.1 million, and in net receivables from affiliate of $11.6 million. Partially offsetting these cash inflows was a $19.8 million decrease in other accrued liabilities and a $18.5 million decrease in payables to affiliate.
     Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our liquidity is affected by restricted cash that is pledged as collateral for derivative contracts with our counterparties and for certain letters of credit, or restricted to use for workers’ compensation requirements and certain agreements. Short term restricted cash, included in Prepaid expenses and other current assets, totaled $.9 million and $1.4 million as of December 31, 2009 and December 31, 2008, respectively. Long term restricted cash, which was included in Other Assets, was $17.4 million and $35.4 million as of December 31, 2009 and December 31, 2008, respectively. Included in long term restricted cash at December 31, 2009 and December 31, 2008 were zero and $17.2 million, respectively, of margin call deposits with our counterparties relating to our derivative positions.

Cash Flows
     The following table summarizes our cash flow from operating, investing and financing activities for each of the past three years (in millions of dollars):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Total cash provided by (used in):
Operating activities:
Fabricated Products	$154.1	$82.9	$162.1
All Other	(26.4)	(36.0)	(32.5)

	$127.7	$46.9	$129.6

Investing activities:
Fabricated Products	(59.2)	(91.6)	(61.8)
All Other	18.5	(20.9)	9.2

	$(40.7)	$(112.5)	$(52.6)

Financing activities:
All Other	(56.9)	(2.9)	(58.3)

	$(56.9)	$(2.9)	$(58.3)

Operating Activities
     Fabricated Products — In 2009, Fabricated Products’ operating activities provided $154.1 million of cash compared to $82.9 million of cash provided in 2008. Cash provided in 2009 was primarily related to operating income of $78.2 million and significant cash flows from changes in current assets and liabilities, including a decrease in accounts receivables of $16.3 million, a decrease in inventory of $28.3 million, and an increase of $11.3 million in deferred revenues related primarily to cash received during the year from customers in advance of periods for which (i) production capacity is reserved, (ii) customer commitments have been deferred or reduced or (iii) performance is completed. Cash provided by Fabricated Products segment decreased in 2008 compared to 2007 due primarily to lower operating results and increases in accounts receivables and inventories (excluding the effect of lower of cost or market inventory write-down).
     All Other — Cash used in operations in All Other is comprised of (i) cash provided (used) from Anglesey related operating activities, (ii) cash provided by (used in) hedging activities and (iii) cash used in corporate and other activities.
     Anglesey related activities used $6.0 million of cash in 2009, compared to cash provided from Anglesey related activities of $37.3 million and $24.5 million of cash in 2008 and 2007, respectively. Operating cash flows in all periods presented were comprised of operating income from Anglesey related activities and changes in working capital. The decrease in cash flows in 2009 compared to 2008 is primarily due to a decrease in operating income as a result of the cessation of Anglesey’s smelting operation on September 30, 2009, decreases in Accounts Payable and net Payable to/Due from affiliate. The increase in cash in 2008 compared to 2007 is primarily due to a decrease in Trade receivables and an increase in Payable to affiliate.
     Hedging related activities provided $18.8 million of cash during 2009 compared to $23.3 million of cash used in 2008 and $18.0 million used in 2007. Cash provided by (used in) our Hedging business unit are related to realized hedging gains (losses) on our derivative positions and are affected by the timing of settlement of such realized gains (losses).
     Corporate and other operating activities used $39.2 million, $50.0 million and $39.0 million of cash during 2009, 2008 and 2007, respectively. Cash outflow from Corporate and Other operating activities in 2009 consist primarily of $4.9 million of annual VEBA contribution and payments of $27.2 million in respect of cash general and administrative costs. In 2008, cash outflow consisted primarily of payment in respect of general and administrative costs of $34.6 million and annual VEBA contribution of $8.5 million. In 2007, cash outflow consisted primarily of payment in respect of cash general and administrative costs of $36.7 million and payment for reorganization costs of $7.0 million partially offset by $8.7 million of proceeds from Other operating (benefit) charges, net.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products was $59.2 million in 2009, compared to $91.6 million and $61.8 million of cash used in 2008 and 2007, respectively. Cash used in investing activities in 2009, 2008 and 2007 was primarily related to our capital expenditures. Refer to “Capital Expenditures” below for additional information.

     All Other — Investing activities in All Other is primarily related to margin deposits required as cash collateral with our derivative counterparties and restricted cash we had on deposit as financial assurance for certain environmental obligations and workers’ compensation claims from the State of Washington. Cash used in investing activities in All Other was $20.9 million in 2008, representing transfers of the aforementioned margin call deposits to our counterparties relating to our derivative positions at December 31, 2008 and cash deposits required relating to workers’ compensation with the State of Washington. Cash generated from investing activities in All Other in 2009 included the return of a portion the 2008 deposits. Cash inflow in 2007 was related to the release of restricted funds that we had on deposit as financial assurance for workers’ compensation claims from the State of Washington.
Financing Activities
     All Other — Cash used in financing activities in 2009 was $56.9 million. The cash outflow was primarily related to the repayment of net borrowings under our revolving credit facility of $36.0 million and $19.6 million in cash dividends paid to stockholders. Cash used in financing activities was $2.9 million in 2008. The cash outflow was primarily related to $28.1 million used in share repurchases and $17.2 million in cash dividends paid to shareholders, partially offset by $36.0 million of net borrowings under our revolving credit facility and $7.0 million of borrowing under a note payable (see “Debt and Capital” below). Cash used in financing activities in 2007 was primarily related to a $50.0 million repayment of the term loan and $7.4 million in cash dividends paid to shareholders.
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
     Under the revolving credit facility, we are able to borrow (or obtain letters of credit) from time-to-time in an aggregate amount equal to the lesser of $265 million or a borrowing base comprised of eligible accounts receivable, eligible inventory and certain eligible machinery, equipment and real estate, reduced by certain reserves, all as specified in the revolving credit facility. In addition, of the aggregate amount available under the revolving credit facility, up to $60 million may be utilized for letters of credit. The revolving credit facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the revolving credit facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the revolving credit facility. The revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $275 million. At December 31, 2009, based upon the borrowing base determination in effect as of that date, we had $171 million available under the revolving credit facility, of which $10 million was being used to support outstanding letters of credit, leaving $161 million of availability.
     As of February 15, 2010, we had $193.5 million available for borrowings and letters of credit under the revolving credit facility, of which $10.0 million was being used to support outstanding letters of credit, leaving $183.5 million of availability. No borrowings were outstanding as of February 15, 2010 under the revolving credit facility.
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

Capital Expenditures
     A component of our long-term strategy is our capital expenditure program including our organic growth initiatives.
     The following table presents our capital expenditures, net of accounts payable, for each of the past three fiscal years (in millions of dollars):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Kalamazoo, Michigan Facility (1)	$47	$20	$3
Spokane, Washington facility (2)	5	36	51
Purchase of real property of our Los Angeles, California facility (3)	—	10	—
Other (4)	7	28	11
Capital expenditures in accounts payable	—	(1)	(3)

Total capital expenditures, net of accounts payable	$59	$93	$62

(1)	The Kalamazoo, Michigan facility is expected to be equipped with two extrusion presses and a remelt operation. We expect it to significantly improve the capabilities and efficiencies of our rod and bar operations, enhance the market position of such products, and be a platform to enable further extruded products growth for automotive applications. During 2009, we financed a portion of our capital spending at the Kalamazoo, Michigan facility through an operating lease. We estimate that an additional $25 million to $30 million will be incurred in connection with this investment program, some of which may be financed by leasing transactions, and expect the completion of this investment program in 2010.

(2)	Inclusive of the $139 million heat treat plate expansion project at our Trentwood facility in Spokane, Washington. This project, completed in the fourth quarter of 2008, significantly increased our heat treat plate production capacity and augmented our product offerings by increasing the thickness of heat treat stretched plate we can produce for aerospace, defense and general engineering applications.

(3)	During 2008, we purchased for $10 million the real property of our Los Angeles, California facility, which we previously leased.

(4)	Other capital spending was spread among most of our manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security.
     Total capital expenditures for Fabricated Products are currently expected to range from $50 million to $60 million for all of 2010 and are expected to be funded using cash from operations, borrowings under our revolving credit facility, or other third party financing sources.
     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing or success of any such expenditures.
Debt
     On December 19, 2008, we executed a promissory note (the “Note”) in the amount of $7.0 million in connection with the purchase of real property of our Los Angeles, California facility. Interest is payable on the unpaid principal balance of the Note monthly in arrears on the outstanding principal balance at the prime rate, as defined in the Note, plus 1.5%, in no event to exceed 10% per annum, on the first day of each month. A principal payment of $3.5 million is due February 1, 2012 and the remaining principal of $3.5 million is due on February 1, 2013. The Note is secured by the deed of trust on the property.
Dividends
     In June 2007, our Board of Directors initiated the declaration of regular quarterly cash dividends to holders of our common stock, including the holders of restricted stock. Such dividend declarations also result in the payment of dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to one half of the performance shares. Dividends declared were $.18 per common share per quarter until June 2008, at which time our Board of Directors increased the quarterly cash dividend to $.24 per common share per quarter. Total cash dividends (and dividend equivalents) paid in 2009, 2008 and 2007 were $.96 per share (or $19.6 million), $.84 per common share (or $17.2 million) and $.36 per common share (or $7.4 million), respectively.
     In January 2010, our Board of Directors declared another quarterly cash dividend of $.24 per common share, or $4.9 million, to stockholders of record at the close of business on January 25, 2010, which was paid on or about February 12, 2010.
     Further declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. We can give no assurance that any dividends will be declared or paid in the future. Our revolving credit facility, as amended on January 9, 2009, restricts our ability to pay dividends. We may pay cash dividends only if we maintain $100 million in borrowing availability thereunder and are not in default and would not be in default as a result of the dividend payment, and such dividends cannot exceed $25 million during any fiscal year.
Stock Repurchase Plan
     In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The repurchase plan may be modified, extended or terminated by our Board of Directors at any time. We repurchased a total of 572,706 common shares at the weighted-average price of $49.05 per share under this repurchase plan. As of December 31, 2009, $46.9 million remained available for repurchasing under the existing repurchase authorization.
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
Restrictions Related to Equity Capital
     As we discussed in Note 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” and elsewhere in this Report, there are restrictions on the transfer of our common shares. See “Other Information” above for additional information on the restrictions and related effects on our equity capital. In addition, our revolving credit facility, as amended, prohibits us from repurchasing our common stock and limits our ability to pay dividends.
Environmental Commitments and Contingencies
     We are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws and regulations. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $9.7 million at December 31, 2009 of which $6.2 million is related to our Trentwood facility in Spokane, Washington. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $16.9 million, primarily in connection with our ongoing efforts to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility in Spokane, Washington where we are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet and Other Arrangements
Contractual Obligations and Commercial Commitments
     We are obligated to make future payments under various contracts such as long-term purchase obligations and lease agreements. We have grouped these contractual obligations into operating activities, investing activities and financing activities in the same manner as they are classified in our Statements of Consolidated Cash Flows included in Item 8. “Financial Statements and Supplemental Data” in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information.

     The following table provides a summary of our significant contractual obligations at December 31, 2009 (dollars in millions):

				Payments Due by Period
						2014 and
	Total	2010	2011	2012	2013	Thereafter
Operating activities:
Purchase obligations(1)	$220.8	$209.1	$1.4	$1.4	$1.4	$7.5
Operating leases(1)	60.6	6.6	6.1	5.7	4.8	37.4
Environmental liability(1)	9.7	3.9	2.6	.9	.9	1.4
Investing activities:
Capital equipment(2)	4.8	4.7	.1	—	—	—
Financing activities:
Note payable	7.0	—	—	3.5	3.5	—
Other:
Standby letters of credit(3)	10.0
Uncertain tax liabilities (4)	14.5	1.0

Total contractual obligations(5)	$327.4	$225.3	$10.2	$11.5	$10.6	$46.3

(1)	See “Obligations for Operating Activities” below.

(2)	See “Obligations for Investing Activities” below.

(3)	This amount represents the total amount committed under standby letters of credit, substantially all of which expire within approximately 12 months. The letters of credit relate primarily to workers’ compensation, environmental and other activities. As the amounts under these letters of credit are contingent on nonpayment to third parties, it is not practical to present annual payment information.

(4)	At December 31, 2009, we had uncertain tax positions which ultimately could result in tax payments. As the amount of ultimate tax payments beyond 2010 is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

(5)	Total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “Off-Balance Sheet and Other Arrangements” below for a summary of possible annual variable cash contribution amounts at various levels of earnings and cash expenditures.
Obligations for Operating Activities
     Cash outlays for operating activities primarily consist of purchase obligations with respect to our primary aluminum, other raw materials, energy and operating leases.
     We have various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table are based on minimum quantities at the metal price at December 31, 2009. We believe the minimum quantities are lower than our current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different.
     Operating leases represent multi-year obligations for certain manufacturing facilities, warehousing, office space and equipment.
     Environmental liability represents the environmental accrual at December 31, 2009.
Obligations for Investing Activities
     Capital project spending included in the preceding table represents non-cancelable capital commitments as of December 31, 2009. We expect capital projects to be funded through cash from our operations, borrowing under our revolving credit facility or other financing sources.

Obligations for Financing Activities
     Cash outlays for financing activities consist of our obligations under long term debt. As noted above, as of December 31, 2009, we had zero borrowings outstanding under our revolving credit facility and $7.0 million of note payable.
Off-Balance Sheet and Other Arrangements
     We had agreements to supply alumina to and to purchase aluminum from Anglesey through September 30, 2009, when the power contract expired. Both the alumina sales agreement and primary aluminum purchase agreement were tied to primary aluminum prices. We currently purchase secondary aluminum from Anglesey based on orders from customers, in proportion to our ownership interest, at prices tied to the market price of primary aluminum.
     Our employee benefit plans include the following:
•	We are obligated to make monthly contributions of $1.00 per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the USW and IAM and certain other unions at certain of our production facilities, except for a pension plan sponsored by the USW, to which we are obligated to make monthly contributions of $1.25 per hour worked by each bargaining unit employee at our Newark, Ohio and Spokane, Washington facilities starting July 2010 through July 2014, at which time we will be obligated to make monthly contributions of $1.50 per hour worked by each bargaining unit employee at our Newark, Ohio and Spokane, Washington facilities. We currently estimate that contributions will range from $2 million to $4 million per year through 2013.

•	We have a defined contribution 401(k) savings plan for hourly bargaining unit employees at five of our production facilities. We are required to make contributions to this plan for active bargaining unit employees at four of these production facilities ranging from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age. We currently estimate that contributions to such plans will range from $1 million to $3 million per year.

•	We have a defined benefit plan for our salaried employees at our production facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2009, approximately 55% of the plan assets are invested in equity securities, 40% of plan assets are invested in debt securities and the remaining plans assets are invested in short term securities. The Company’s investment committee reviews and evaluates the investments portfolio. The long-term asset mix target allocation is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short term securities.

•	We have a defined contribution savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution annually. We currently estimates that contributions to such plan will range from $4 million to $6 million per year.

•	We have a non-qualified defined contribution restoration plan for key employees who would otherwise suffer a loss of benefits under our defined contribution 401(k) savings plan as a result of the limitations by the Code.

•	We have an annual variable cash contribution to the Salaried VEBA and Union VEBA pursuant to various agreements with the VEBAs. Under these agreements, the amount to be contributed to the VEBAs will be 10% of the first $20 million of annual cash flow (as defined; but generally, earnings before interest, taxes and depreciation and amortization (“EBITDA”) less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20 million. In connection with the renegotiation and entry of a labor agreement with the USW in regard to employees of our Newark, Ohio and Spokane, Washington facilities on January 20, 2010, we agreed to extend our obligation to make annual variable cash contributions to the Union VEBA to September 30, 2017. Under these agreements the aggregate annual payments may not exceed $20 million and are also limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50 million. Such amounts are determined on an annual basis and payable within 120 days following the end of fiscal year, or within 15 days following the date on which we file our Annual Report on Form 10-K with the SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of our annual financial statements), whichever is earlier. At December 31, 2009, an annual contribution of $2.4 million was accrued and is payable in the first quarter of 2010.

The following table shows (in millions of dollars) the estimated amount of variable VEBA payments that would occur under these agreements at differing levels of EBITDA and cash payments in respect of, among other items, interest, income taxes and capital expenditures. The table below does not consider the liquidity limitation and certain other factors that could impact the amount of variable VEBA payments due and, therefore, should be considered only for illustrative purposes.

		Cash Payments for
	Capital Expenditures, Income Taxes,
		Interest Expense, etc.
EBITDA	$25.0	$50.0	$75.0	$100.0
$20.0	$—	$—	$—	$—
40.0	1.5	—	—	—
60.0	5.0	1.0	—	—
80.0	9.0	4.0	.5	—
100.0	13.0	8.0	3.0	—
120.0	17.0	12.0	7.0	2.0
140.0	20.0	16.0	11.0	6.0
160.0	20.0	20.0	15.0	10.0
180.0	20.0	20.0	19.0	14.0
200.0	20.0	20.0	20.0	18.0
•	We have a short term incentive compensation plan for certain members of management, payable in cash and based primarily on earnings, adjusted for certain safety and performance factors. Most of our production facilities have similar programs for both hourly and salaried employees.

•	On July 6, 2006, the 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”) became effective. Under the Equity Incentive Plan, awards are granted for certain members of management, our directors, and directors emeritus, as more fully discussed in Note 10 of Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data.” Awards have been made in each calendar year, since inception of the Equity Incentive Plan, and additional awards are expected to be made in 2010 and future years.

•	We have outstanding letters of credit of $10.0 million under our revolving credit facility as of December 31, 2009.
Critical Accounting Estimates
     Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for contingent matters in their financial statements only if both (i) the potential loss is “probable” and (ii) the amount (or a range) of probable loss is “estimatable.” In reaching a
	In estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material if different than those reflected in our accruals. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
determination of the probability of an adverse ruling in respect of a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a “probable” loss or “estimatable” and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter.
	which is more likely to occur.	excess of our reserves, our future results from operations could be materially affected.

Our judgments and estimates in respect of defined benefit plans.

At December 31, 2009, we had two defined benefit postretirement medical plans (the postretirement medical plans maintained by the VEBAs which we are required to reflect on our financial statements despite our limited obligations to the VEBAs in regard to those plans) and a pension plan for our Canadian plant. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (i.e., salary increases, medical costs, retirement age, and mortality). The most significant assumptions used in determining the estimated year-end obligations were the assumed discount rate, long-term rate of return (“LTRR”) and the assumptions regarding future medical cost increases.

In addition to the above assumptions used in the actuarial valuation, changes in plan provisions could also have a material impact on the net funded status of the VEBAs. Our only obligation to the VEBAs is to pay the annual variable contribution amount and we have no control over the plan provisions. We rely on information provided to us by the VEBA administrators with respect to specific plan provisions such as annual benefits paid.

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

A change in plan provisions would cause the estimate obligations to change. An increase in annual paid benefits would increase the estimated present value of the obligations and conversely, a decrease in annual paid benefits would decrease the present value of the obligations.	The rate used to discount future estimated liabilities is determined considering the rates available at year end on debt instruments that could be used to settle the obligations of the plan. A change in the discount rate of 1/4 of 1% would impact the accumulated pension benefit obligations by approximately $.2 million, $1.3 million and $6 million in relation to the Canadian pension plan, the Salaried VEBA and the Union VEBA, respectively, and impact 2010 expense by $.5 million.

The LTRR on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for LTRR on plan assets of 1/4 of 1% would impact expense by approximately $.1 million and $.9 million in 2010 in relation to the Salaried VEBA and the Union VEBA, respectively.

An increase in the health care trend rate of 1/4 of 1% would increase the accumulated benefit obligations of the Union VEBA by approximately $5.0 million and increase 2010 expense by $.9 million. Conversely, a decrease in the health care trend rate of 1/4 of 1% would decrease accumulated benefit obligations of the Union VEBA by approximately $6.2 million and decrease 2010 expense by $1.0 million.

A change of $250 in annual benefits per participant would change the estimated present value of the obligations of the Salaried VEBA by $8.7 million.

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

We recognize conditional asset retirement obligations (“CAROs”) related to legal obligations associated with the normal operations of certain of our facilities. These CAROs consist primarily of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of the older facilities if such facilities were to undergo major renovation or be demolished. There are currently plans for such renovation or demolition of certain facilities and our current assessment is that certain immaterial CAROs could be triggered in the next seven years. Other locations, in which there are no current plans for renovations or demolitions, the most probable scenario is those related CARO’s would not be triggered for 20 or more years, if at all.
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

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
probability weighted amounts that should be recognized in the company’s financial statements.

See Note 4 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information in respect of environmental contingencies.

Long Lived Assets.

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
Our impairment loss calculations contain uncertainties because they require management to make assumptions and apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.	We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.

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

We expect to record a full statutory tax
Inherent within the completion of our assessment of the need for a valuation allowance, we made significant judgments and estimates with respect to future operating results, timing of the reversal of deferred tax assets and our assessment of current market and industry factors. In order to determine the effective tax rate to apply to interim periods, estimates and judgments are made (by taxable jurisdiction) as to the amount of taxable income that may be generated, the availability of deductions and credits expected and the availability of net operating loss carry forwards or other tax attributes to offset taxable income.

Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

A change in our effective tax rate by 1% would have had an impact of approximately $1.2 million to net income for the year ended December 31, 2009.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
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

Tax Contingencies.

We use a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measure reserves in respect of such expected benefits based on their probability. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. See Note 8 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information in respect of the recognition of tax attributes.
Our reserve for contingent tax liabilities reflects uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

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

Our liability related to uncertain tax positions at December 31, 2009 was $14.5 million.

Inventory Valuation

We value our inventories at the lower of cost or market value. For the Fabricated Products segment, finished products, work in process and raw material inventories are stated on LIFO basis and other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost.
Our estimate of market value of our inventories contains uncertainties because management is required to make assumptions and to apply judgment to estimate the selling price of our inventories, costs to complete our inventories and normal profit margin.	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

A change in our normal profit margin by 1%

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
All inventories in All Other are stated on the first-in, first-out basis. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. We determine the market value of our inventories based on the current replacement cost, by purchase or by reproduction, except that it does not exceed the net realizable value and it is not less than net realizable value reduced by an approximate normal profit margin.
Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future commodity prices and market conditions.	would have had an impact of approximately $2.2 million on income before income taxes for the year ended December 31, 2009.

A change in our selling price by 1% would have had an impact of approximately $.1 million on income before income taxes for the year ended December 31, 2009.

A change in our cost to complete by 1% would have had an impact of approximately $.6 million on income before income taxes for the year ended December 31, 2009.
New Accounting Pronouncements
     For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see the section “New Accounting Pronouncements” from Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data,” we have historically utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates and energy prices.
Sensitivity
     Primary/Secondary Aluminum. As a result of the full curtailment of Anglesey’s smelting operations at September 30, 2009 and the commencement of secondary aluminum remelt and casting operations discussed in Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (see “Results of Operations — Segment Information — All Other”) of this Report, we believe our exposure to primary aluminum price risk, with respect to our income and cash flow related to our share of Anglesey production, has largely been eliminated.
     Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk onto customers. However, in certain instances, we do enter into firm price arrangements. In such instances, we have price risk on anticipated aluminum purchases in respect of the customer orders. We currently use third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements, which may have an adverse effect on our financial position, results of operations and cash flows.
     Total fabricated products shipments during 2009, 2008 and 2007 for which we had price risk were (in millions of pounds) 162.7, 228.3 and 239.1, respectively. At December 31, 2009, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the period 2010 through 2012 totaling approximately (in millions of pounds): 2010 — 80.3, 2011 — 78.8 and 2012 — 13.4.
     Foreign Currency. We, from time to time, enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is our operating costs of our London, Ontario facility and for cash commitments for equipment purchases.
     Because we do not anticipate recognition of equity income or losses relating to our investment in Anglesey for at least the next 12 months, and because we expect to purchase and sell our share of Anglesey secondary aluminum production under pricing mechanisms that are intended to eliminate metal price risk and currency exchange risk, the Pound Sterling exchange exposure related to Anglesey’s earnings is effectively eliminated in the near-term.
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmbtu) impacts our annual operating costs by approximately $3.4 million.

     We, from time-to-time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of December 31, 2009, our exposure to fluctuations in natural gas prices had been substantially limited for approximately 48% of the expected natural gas purchases for 2010, approximately 48% of the expected natural gas purchases for 2011 and approximately 47% of the expected natural gas purchases for 2012.

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
     The consolidated financial statements have been audited by Deloitte & Touche LLP for the years ended December 31, 2009, 2008 and 2007, an independent registered public accounting firm who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firms’ responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2009. included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting.

/s/ Jack A. Hockema	/s/ Daniel J. Rinkenberger

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California
We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (FASB Accounting Standards Codification Topic 260) using a retrospective application method. Also, as discussed in Note 15 to the consolidated financial statements, the Company realigned its reporting segments during the year ended December 31, 2009.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Costa Mesa, California
February 23, 2010

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In millions of dollars, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$30.3	$.2
Receivables:
Trade, less allowance for doubtful receivables of $.8 at both December 31, 2009 and 2008	83.7	98.5
Due from affiliate	.2	11.8
Other	2.2	17.5
Inventories	125.2	172.3
Prepaid expenses and other current assets	59.1	128.4

Total current assets	300.7	428.7
Property, plant, and equipment — net	338.9	296.7
Net asset in respect of VEBA	127.5	56.2
Deferred tax assets — net	277.2	313.3
Other assets	41.2	50.5

Total	$1,085.5	$1,145.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49.0	$52.4
Accrued salaries, wages, and related expenses	33.1	41.2
Other accrued liabilities	32.1	113.9
Payable to affiliate	9.0	27.5

Total current liabilities	123.2	235.0
Net liability in respect of VEBA	.3	14.0
Long-term liabilities	53.7	65.3
Revolving credit facility and other long-term debt	7.1	43.0

	184.3	357.3
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01, 90,000,000 shares authorized at December 31, 2009 and at December 31, 2008; 20,276,571 shares issued and outstanding at December 31, 2009; 20,044,913 shares issued and outstanding at December 31, 2008
	.2	.2
Additional capital	967.8	958.6
Retained earnings	85.0	34.1
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 4,845,465 shares at both December 31, 2009 and December 31, 2008	(116.4)	(116.4)
Treasury stock, at cost, 572,706 shares at December 31, 2009 and 2008	(28.1)	(28.1)
Accumulated other comprehensive loss	(7.3)	(60.3)

Total stockholders’ equity	901.2	788.1

Total	$1,085.5	$1,145.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In millions of dollars, except share and per share amounts)
Net sales	$987.0	$1,508.2	$1,504.5

Costs and expenses:
Costs of products sold:
Cost of products sold, excluding depreciation, amortization and other items	766.4	1,400.7	1,251.1
Lower of cost or market inventory write-down	9.3	65.5	—
Impairment of investment in Anglesey	1.8	37.8	—
Restructuring costs and other charges	5.4	8.8	—
Depreciation and amortization	16.4	14.7	11.9
Selling, administrative, research and development, and general	69.9	73.1	73.1
Other operating benefits, net	(.9)	(1.4)	(13.6)

Total costs and expenses	868.3	1,599.2	1,322.5

Operating income (loss)	118.7	(91.0)	182.0
Other income (expense):
Interest expense	—	(1.0)	(4.3)
Other (expense) income — net	(.1)	.7	4.7

Income (loss) before income taxes	118.6	(91.3)	182.4
Income tax (provision) benefit	(48.1)	22.8	(81.4)

Net income (loss)	$70.5	$(68.5)	$101.0

Earnings per share — Basic (Note 14):
Net income (loss) per share	$3.51	$(3.45)	$4.91

Earnings per share — Diluted (Note 14):
Net income (loss) per share	$3.51	$(3.45)	$4.91

Weighted average number of common shares outstanding (000):
Basic	19,639	19,980	20,014

Diluted	19,639	19,980	20,014

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA	Accumulated
					Subject to	Other
	Common	Common	Additional	Retained	Transfer	Comprehensive
	Shares	Stock	Capital	Earnings	Restriction	Income (Loss)	Total
			(In millions of dollars, except for shares)
BALANCE, December 31, 2006	20,525,660	.2	487.5	26.2	(151.1)	7.9	370.7
Net income		—	—	101.0	—	—	101.0
Foreign currency translation adjustment		—	—	—	—	(3.7)	(3.7)
Benefit plan adjustments not recognized in earnings		—	—	—	—	(10.2)	(10.2)

Comprehensive income							87.1
Removal of transfer restrictions on 1,446,480 shares of common stock owned by Union VEBA, net of income taxes of $9.9		—	48.2	—	34.7	—	82.9
Recognition of pre-emergence tax benefits in accordance with fresh start accounting (including release of valuation allowance of $343.0 and current year tax benefits of $14.1 and $62.2 for the quarter and year ended December 31, 2007, respectively)		—	404.5	—	—	—	404.5
Equity compensation recognized by an unconsolidated affiliate		—	.3	—	—	—	.3
Cancellation of common stock held by employees on vesting of restricted stock	(8,346)	—	(.7)	—	—	—	(.7)
Issuance of common stock to directors in lieu of annual retainer fees	3,877	—	.3	—	—	—	.3
Issuance of restricted stock to employees and directors	61,662	—	—	—	—	—	—
Issuance of common stock to employees upon vesting of restricted stock units	1,232	—	—	—	—	—	—
Cancellation of restricted stock upon forfeiture	(3,270)	—	—	—	—	—	—
Cash dividends on common stock ($.54 per share)		—	—	(11.1)	—	—	(11.1)
Amortization of unearned equity compensation (including unearned equity compensation of $2.3 for the quarter ended December 31, 2007)		—	8.8	—	—	—	8.8

BALANCE, December 31, 2007	20,580,815	$.2	$948.9	$116.1	$(116.4)	$(6.0)	$942.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Income (Loss)	Total
			(In millions of dollars, except for shares)
BALANCE, December 31, 2007	20,580,815	$.2	$948.9	$116.1	$(116.4)	$—	$(6.0)	$942.8
Net loss	—	—	—	(68.5)	—	—	—	(68.5)
Tax effect of prior year pension adjustments	—	—	(.7)	—	—	—	.7	—
Defined benefit plans adjustments:
Net actuarial loss arising during the period (net of tax of $34.3)	—	—	—	—	—	—	(55.4)	(55.4)
Prior service cost arising during the period (net of tax of 3.4)	—	—	—	—	—	—	(5.5)	(5.5)
Less: amortization of prior service cost (net of tax of (.3))	—	—	—	—	—	—	.5	.5
Less: amortization of net actuarial loss (net of tax of (.1))	—	—	—	—	—	—	.2	.2
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	5.2	5.2

Comprehensive loss								(123.5)
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	—	1.9	—	—	—	—	1.9
Equity compensation recognized by an unconsolidated affiliate (net of tax of .1)	—	—	(.1)	—	—	—	—	(.1)
Capital distribution by unconsolidated affiliate to its parent company (net of tax of $.6)	—	—	(.9)	—	—	—	—	(.9)
Issuance of non-vested shares to employees	52,970	—	—	—	—	—	—	—
Issuance of common shares to directors	3,689	—	.2	—	—	—	—	.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	1,521	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(9,953)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(11,423)	—	(.7)	—	—	—	—	(.7)
Cash dividends on common stock ($.66 per share)	—	—	—	(13.5)	—	—	—	(13.5)
Repurchase of common stock	(572,706)	—	—	—	—	(28.1)	—	(28.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	.1	—	—	—	—	.1
Amortization of unearned equity compensation	—	—	9.9	—	—	—	—	9.9

BALANCE, December 31, 2008	20,044,913	$.2	$958.6	$34.1	$(116.4)	$(28.1)	$(60.3)	$788.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Loss	Total
			(In millions of dollars, except for shares)
BALANCE, December 31, 2008	20,044,913	$.2	$958.6	$34.1	$(116.4)	$(28.1)	$(60.3)	$788.1
Net income	—	—	—	70.5	—	—	—	70.5
Defined benefit plans adjustments:

Net actuarial gain arising during the period (net of tax of $(43.2))	—	—	—	—	—	—	71.4	71.4
Prior service cost arising during the period (net of tax of $12.2)	—	—	—	—	—	—	(20.2)	(20.2)
Less: amortization of prior service cost (net of tax of $(.6))	—	—	—	—	—	—	.9	.9
Less: amortization of net actuarial gain (net of tax of $(1.4))	—	—	—	—	—	—	2.4	2.4
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(1.5)	(1.5)

Comprehensive income								123.5
Issuance of non-vested shares to employees	196,829	—	—	—	—	—	—	—
Capital distribution by unconsolidated affiliate to its parent company	—	—	(.1)	—	—	—	—	(.1)
Issuance of common shares to employees in lieu of cash bonus	15,674	—	.3	—	—	—	—	.3
Issuance of common shares to directors	3,734	—	.1	—	—	—	—	.1
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	21,089	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(5,668)	—	—	—	—	—	—	—
Cash dividends on common stock ($.96 per share)	—	—	—	(19.6)	—	—	—	(19.6)
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	(.1)	—	—	—	—	(.1)
Amortization of unearned equity compensation	—	—	9.0	—	—	—	—	9.0

BALANCE, December 31, 2009	20,276,571	$.2	$967.8	$85.0	$(116.4)	$(28.1)	$(7.3)	$901.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In millions of dollars)
Cash flows from operating activities:

Net income (loss)	$70.5	$(68.5)	$101.0
Adjustments to reconcile income (loss) to net cash provided (used) by operating activities:
Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	—	62.2
Excess tax charges (benefit) upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	.1	(.1)	—
Depreciation and amortization (including deferred financing costs of zero, $.2, and $2.1, respectively)	16.4	14.9	14.0
Deferred income taxes	47.3	(31.0)	—
Non-cash equity compensation	9.1	10.1	9.1
Net non-cash (benefit) charges in other operating (benefits) charges, net, LIFO charges (benefits) and lower of cost or market inventory write-down	18.0	57.7	(18.9)
Non-cash unrealized (gains) losses on derivative positions	(80.5)	87.1	(9.6)
Amortization of option premiums	5.5	—	1.5
Non-cash impairment charges	2.3	42.1	—
Other non-cash changes in assets and liabilities	5.5	(.3)	(2.5)
Losses/(gains) on sale and disposition of property, plant and equipment	.1	(.1)	.6
Equity in (income) loss of unconsolidated affiliates, net of distributions	(1.9)	1.8	(22.4)
Decrease (increase) in trade and other receivables	30.1	(13.2)	1.9
Decrease (increase) in receivable from affiliates	11.6	(2.3)	(8.2)
Decrease (increase) in inventories, excluding LIFO adjustments, lower of cost or market inventory write-down and other non-cash operating items	29.1	(22.7)	(5.5)
(Increase) decrease in prepaid expenses and other current assets	(2.0)	(7.0)	5.5
Decrease in accounts payable	(2.5)	(18.9)	(6.2)
(Decrease) increase in other accrued liabilities	(19.8)	7.1	4.0
(Decrease) increase in payable to affiliates	(18.5)	8.9	2.4
Decrease in accrued income taxes	—	(.4)	(1.4)
Net cash impact of changes in long-term assets and liabilities	7.3	(18.3)	2.1

Net cash provided by operating activities	127.7	46.9	129.6

Cash flows from investing activities:
Capital expenditures, net of change in accounts payable of $(.9), $1.2, and $3.1, respectively	(59.2)	(93.2)	(61.8)
Net proceeds from dispositions of property, plant and equipment	—	1.6	—
Decrease (increase) in restricted cash	18.5	(20.9)	9.2

Net cash used by investing activities	(40.7)	(112.5)	(52.6)

Cash flows from financing activities:
Financing costs	(1.2)	—	(.2)
Borrowings under the revolving credit facility	111.6	171.5	—
Repayment of borrowings under the revolving credit facility	(147.6)	(135.5)	—
Borrowings under note payable	—	7.0	—
Repayment of term loan	—	—	(50.0)
Cash dividend paid to shareholders	(19.6)	(17.2)	(7.4)
Retirement of common stock	—	(.7)	(.7)
Repurchase of common stock	—	(28.1)	—
Excess tax (charges) benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(.1)	.1	—

Net cash used by financing activities	(56.9)	(2.9)	(58.3)

Net increase (decrease) in cash and cash equivalents during the period	30.1	(68.5)	18.7
Cash and cash equivalents at beginning of period	.2	68.7	50.0

Cash and cash equivalents at end of period	$30.3	$.2	$68.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share amounts and where indicated)
1. Summary of Significant Accounting Policies
     Principles of Consolidation and Basis of Presentation. The consolidated financial statements consolidate the financial statements of the Company and its wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Intercompany balances and transactions are eliminated. See Note 3 for a description of the Company’s accounting for its 49%, non-controlling ownership interest in Anglesey Aluminium Limited (“Anglesey”). References to specific US GAAP in this Report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
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
     Recognition of Sales. Sales are generally recognized on a gross basis, when title, ownership and risk of loss pass to the buyer and collectability is reasonably assured. In connection with Anglesey’s remelt operations, which commenced in the fourth quarter of 2009, the Company substantially reduced or eliminated its risks of inventory loss and metal prices and foreign currency exchange rate fluctuation. As the Company is, in substance, acting as the agent in the sales arrangement of the secondary aluminum products, the sales are presented on a net of cost of sales basis.
     A provision for estimated sales returns from, and allowances to, customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.
     From time-to-time, in the ordinary course of business, the Company may enter into agreements with customers in which the Company, in return for a fee, agrees to reserve certain amounts of its existing production capacity to the customer, defer an existing customer purchase commitment into future periods and reserve certain amounts of its expected production capacity in those periods to the customer or cancel or reduce existing commitment under existing contracts. These agreements may have terms or impact periods exceeding one year.
     Certain of the capacity reservation and deferral agreements provide for periodic, such as quarterly or annual, billing for the duration of the contract. For capacity reservation agreements, the Company recognizes revenue ratably over the period of the capacity reservation. Accordingly, the Company may recognize revenue prior to billing reservation fees. For commitment deferral agreements, the Company recognizes revenue upon the earlier occurrence of the related sale of product or the end of the commitment period. At December 31, 2009 and 2008, the Company had $.3 and $.1 of unbilled receivables, respectively, included within Trade receivables on the Company’s Consolidated Balance Sheets. In connection with other agreements, the Company may collect funds from customers in advance of the periods for which (i) the production capacity is reserved, (ii) commitments are deferred, (iii) commitments are reduced or (iv) performance is completed, in which event the recognition of revenue is deferred until such time as the fee is earned. Any unearned fees are included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company’s Consolidated Balance Sheets (see Note 6). At December 31, 2009, the Company had deferred revenues of $15.5 relating to these agreements, of which $6.8 was included in Other accrued liabilities and $8.7 was included in Long-term liabilities. Deferred revenues are expected to be recognized in earnings through 2013.
     Earnings per Share. ASC Topic 260, Earnings Per Share, defines unvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires inclusion of such securities in the computation of earnings per share pursuant to the two-class method. Topic 260 mandates the application of the foregoing principles to all financial statements issued for fiscal years beginning after December 2008 and requires retrospective application. Upon adoption, the Company retrospectively adjusted its earnings per share data, resulting in a $.02 and $.14 per share reduction in basic earnings per common share for the years ended December 31, 2008 and 2007, respectively. The retrospective

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adjustments resulted in a $.02 and $.06 per share reduction in diluted earnings per common share for the years ended December 31, 2008 and 2007, respectively (see Note 14).
     Basic earnings per share is computed by dividing distributed and undistributed earnings allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic shares outstanding in the Statements of Consolidated Income because such shares were irrevocably issued and have full dividend and voting rights. Diluted earnings per share is calculated as the more dilutive result of computing earnings per share under (i) the treasury stock method or (ii) the two-class method (see Note 14).
     Stock-Based Compensation. Stock based compensation is provided to certain employees, directors and a director emeritus, and is accounted for at fair value, pursuant to the requirements of ASC Topic 718, Compensation – Stock Compensation. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The fair value of awards provided to the director emeritus is not material. The cost of an award is recognized as an expense over the period that the recipient provides service for the award. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight line method. The Company recognized compensation expense for 2009, 2008 and 2007 of $8.2, $9.9 and $9.1, respectively, in connection with vested awards and non-vested stock, restricted stock units and stock options (see Note 10).
     The Company grants performance shares to executive officers and other key employees in connection with its long term incentive (“LTI”) programs. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance, measured over a three year performance period. EVA is a measure of the excess of the Company’s pretax operating income for a particular year over a pre-determined percentage of the net assets of the immediately preceding year, as defined in the LTI program. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three year performance periods on a ratable basis. The Company recognized compensation expense for 2009, 2008 and 2007 of $.9, $.2 and zero, respectively, in connection with the performance shares.
     Restructuring Costs and Other Charges. Restructuring costs and other charges include employee severance and benefit costs, impairment of owned equipment to be disposed of, and other costs associated with exit and disposal activities. The Company applies the provisions of ASC Topic 420, Exit or Disposal Cost Obligations, to account for obligations arising from such activities. Severance and benefit costs incurred in connection with exit activities are recognized when the Company’s management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. For owned facilities and equipment, impairment losses recognized are based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include costs to consolidate facilities or close facilities, terminate contractual commitments and relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. During 2009 and 2008, the Company recorded $5.4 and $8.8, respectively, of restructuring costs and other charges relating to employee termination and other personnel costs, and contract termination and other facility-related activities, in connection with the Company’s closure of its Tulsa, Oklahoma extrusion facility, significant reduction of operations at its Bellwood, Virginia facility, and reduction of personnel in other locations (see Note 16).
     Other Income (Expense), net. Amounts included in Other income (expense) in 2009, 2008 and 2007 included the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Interest income	$.1	$1.7	$5.3
All other, net	(.2)	(1.0)	(.6)

	$(.1)	$.7	$4.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Income Taxes. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. In accordance with ASC Topic 740, Income Taxes, the Company uses a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measures any reserves in respect of such expected benefits based on their probability. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (see Note 8).
     Cash and Cash Equivalents. The Company considers only those short-term, highly liquid investments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist primarily of funds in money market accounts and other highly liquid investments, which are classified within Level 1 of the fair value hierarchy. The money market funds included in cash and cash equivalents at December 31, 2009 and 2008 were $29.4 million and zero, respectively.
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation, derivative contracts, letters of credit and other agreements. Such amounts totaled $18.3 and $36.8 at December 31, 2009 and December 31, 2008, respectively. Of the restricted cash balances, $.9 and $1.4 were considered short term and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at December 31, 2009 and December 31, 2008, respectively; and $17.4 and $35.4 were considered long term and included in Other assets on the Consolidated Balance Sheets at December 31, 2009 and December 31, 2008, respectively. Included in long term restricted cash at December 31, 2009 and December 31, 2008 was zero and $17.2, respectively, of margin call deposits with the Company’s counterparties (see Note 6).
     Trade Receivables and Allowance for Doubtful Accounts. Trade receivables consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 days. For the majority of its receivables, the Company establishes an allowance for doubtful accounts based on collection experience and other factors. On certain other receivables where the Company is aware of a specific customer’s inability or reluctance to pay, an allowance for doubtful accounts is established against amounts due to reduce the net receivable balance to the amount the Company reasonably expects to collect. However, if circumstances change, the Company’s estimate of the recoverability of accounts receivable could be different. Circumstances that could affect the Company’s estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to bad debt expense in the period of payment.
     Inventories. Inventories are stated at the lower of cost or market value. For the Fabricated Products segment (see Note 2), finished products, work in process and raw material inventories are stated on last-in, first-out (“LIFO”) basis and other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (See Note 2).
     Shipping and Handling Costs. Shipping and handling costs are recorded as a component of Cost of products sold excluding depreciation.
     Advertising Costs. Advertising costs, which are included in Selling, administrative, research and development, and general, are expensed as incurred. Advertising costs for 2009, 2008, and 2007 were $.4, $.3, and $.6, respectively.
     Research and Development Costs. Research and development costs, which are included in Selling, research and development, and general, are expensed as incurred. Research and development costs for 2009, 2008 and 2007, were $4.4, $4.8, and $3.0, respectively.
     Depreciation. Depreciation is computed principally using the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives, are as follows:

Useful Life
(Years)
Land improvements	3-7
Buildings	15-35
Machinery and equipment	2-22
     Depreciation expense relating to Fabricated Products is not included in Cost of products sold, excluding depreciation, amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income (Loss).
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
     Deferred Financing Costs. Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense which could be capitalized as part of construction in progress. The amounts capitalized as construction in progress were $.7 million for 2009 and zero for 2008 and 2007. Deferred financing costs included in other assets at December 31, 2009 and 2008 were $1.1 and $.7, respectively.
     Foreign Currency. One of the Company’s foreign subsidiaries uses the local currency as its functional currency, its assets and liabilities are translated at exchange rates in effect at the balance sheet date, and its statement of operations is translated at weighted average monthly rates of exchange prevailing during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity in accordance with ASC Topic 830, Foreign Currency Matters. Where the U.S. dollar is the functional currency of a foreign facility or subsidiary, re-measurement adjustments are recorded in other income. At both December 31, 2009 and 2008, the amount of translation adjustment relating to the foreign subsidiary using local currency as its functional currency was immaterial.
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
     The Company recognizes all derivative instruments as assets or liabilities in its balance sheet and measures those instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 12). The Company does not meet the documentation requirements for hedge (deferral) accounting under ASC Topic 815, Derivatives and Hedging. Changes in the market value of the Company’s open derivative positions resulting from the mark-to-market process are reflected in Cost of products sold, excluding depreciation, amortization and other items.
     Concentration of credit risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency and natural gas derivative contracts and arrangements related to its cash equivalents.
     If the market value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Such cash collateral transferred to the Company by the counterparties is accounted for as Long term liabilities. Conversely, if the market value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to the counterparty. Such cash collateral transferred to the counterparties by the Company is accounted for as long term restricted cash within Other assets. The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in hedging activities as well as failure of counterparties to return cash collateral previously transferred to the counterparties. The counterparties to the Company’s derivative contracts are major financial institutions and the Company does not expect to experience nonperformance by any of its counterparties.
     The Company, in accordance with its loan covenants, places its cash in money market funds with high credit quality financial institutions which invest primarily in commercial paper of prime quality, short term repurchase agreements, and U.S. government agency notes. The Company has not experienced losses on its temporary cash investments.
     Conditional Asset Retirement Obligations (“CAROs”). The Company has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) of certain of the older plants if such plants were to undergo major renovation or be demolished. The Company, in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, estimates incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discounts the expected costs back to the current year using a credit adjusted risk free rate. The Company recognizes liabilities and costs for CAROs even if it is unclear when or if CAROs may/will be triggered. When it

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is unclear when or if CAROs will be triggered, the Company uses probability weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the Company’s financial statements.
     The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not materially change during the year ended December 31, 2009 (see Note 4). At December 31, 2009 and 2008, the Company had $3.5 and $3.3 of CARO liabilities, respectively, included in Long term liabilities, on its Consolidated Balance Sheets.
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
     Fair Value Measurements. The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of its derivative contracts (see Note 12) and plan assets invested by the Company’s defined benefit plans (see Note 9).
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 — Inputs that are both significant to the fair value measurement and unobservable.
     New Accounting Pronouncements.
     Recently adopted accounting pronouncements:
     FASB Staff Position (“FSP”) No. SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”) was issued in December 2008. FSP FAS 132(R)-1 amended FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP, now codified within ASC Topic 715, Compensation – Retirement Benefits, include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The new disclosure requirements are effective for fiscal years ending after December 15, 2009. Accordingly, the additional required disclosures are reflected in this Report (see Note 9).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     FASB Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) was issued in October 2009. This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments, about the attributes included in applicable investments. The guidance in this ASU is effective for interim and annual periods ending after December 15, 2009. Accordingly, the Company adopted the guidance in this ASU for the annual period ended December 31, 2009 (see Note 9).
     Recently issued accounting pronouncements not yet adopted:
     ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. This ASU also clarifies existing disclosures over the level of disaggregation in which a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. This ASU further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 will be effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company expects to adopt ASU 2010-06 for the quarter ending March 31, 2010 and does not expect the adoption to have a material impact on its consolidated financial statements.
2. Inventory.
     Inventories consist of the following:

	December 31,	December 31,
	2009	2008
Fabricated Products segment —
Finished products	$40.4	$52.7
Work in process	44.9	57.5
Raw materials	27.1	48.1
Operating supplies and repairs and maintenance parts	12.8	13.2

	125.2	171.5

All Other —
Primary aluminum, commodity grade aluminum sow, ingot and billet	—	.8

	$125.2	$172.3

     The Company recorded a net non-cash LIFO charge (benefit) of approximately $8.7, $(7.5) and $(14.0) during 2009, 2008 and 2007, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.
     With the inevitable ebb and flow of business cycles, non-cash LIFO benefits (charges) will result when inventory levels and metal prices fluctuate. Further, potential lower of cost or market adjustments can occur when metal prices decline and margins compress. At December 31, 2008, due to the decline in the London Metal Exchange (“LME”) price of primary aluminum, the Company recorded a $65.5 lower of cost or market inventory write-down to reflect the inventory at market value. During the first quarter of 2009, the Company recorded an additional lower of cost or market inventory write-down of $9.3 due to the continued decline in the LME price of primary aluminum. The write-downs of inventory were recorded pursuant to ASC Topic 330, Inventory, under which the market value of inventory is determined based on the current replacement cost, by purchase or by reproduction, except that it does not exceed the net realizable value and it is not less than net realizable value reduced by an approximate normal profit margin. There have been no additional lower of cost or market inventory write-downs following the first quarter of 2009.
3. Investment In and Advances To Unconsolidated Affiliate.
     The Company has a 49%, non-controlling ownership interest in Anglesey, which operated as an aluminum smelter until September 30, 2009 and commenced remelt and casting of secondary aluminum in the fourth quarter of 2009. In the fourth quarter of 2009, Anglesey commenced a remelt and casting operation to produce secondary aluminum. Anglesey purchases its own material for the remelt and casting operation and sells its 49% output to the Company in transactions structured to largely eliminate metal price and currency exchange rate risks with respect to income and cash flow.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Prior to the quarter ended September 30, 2009, the Company accounted for its 49% ownership in Anglesey using the equity method, under which the Company’s equity in income or loss of Anglesey before income taxes was treated as a reduction or increase in cost of products sold. The income tax effects of the Company’s equity in income or loss were included in the Company’s income tax provision.
     For the quarter ended September 30, 2009, Anglesey incurred a significant net loss, primarily as the result of employee redundancy costs incurred in connection with the cessation of its smelting operations. As a result of such loss, and as the Company did not, and was not obligated to, (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, the Company suspended the use of equity method of accounting with respect to its ownership in Anglesey, commencing in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2009. Accordingly, the Company did not recognize its share of Anglesey’s net loss for such periods, pursuant to ASC Topic 323, Investments – Equity Method and Joint Ventures. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey unless and until (i) its share of any future net income of Anglesey equals or is greater than the Company’s share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. The Company does not anticipate the occurrence of such event during the next 12 months.
Summary of Anglesey’s Financial Position (1)

	December 31,	December 31,
	2009	2008
Current assets(2)	$83.0	$125.2
Non-current assets (primarily property, plant, and equipment, net)	7.9	27.8

Total assets	$90.9	$153.0

Current liabilities	$90.3	$32.8
Long-term liabilities	41.7	21.5
Stockholders’ equity	(41.1)	98.7

Total liabilities and stockholders’ equity	$90.9	$153.0

(1)	Balance sheet items were translated based on the period end exchange rate.

(2)	Includes cash and cash equivalents of $46.9 at December 31, 2009. At December 31, 2008, current assets include a receivable of $57.9 for cash invested with its parent company, Rio Tinto.
Summary of Anglesey’s Operations (1)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Net sales	$199.0	$312.3	$408.7
Costs and expenses	(322.2)	(297.4)	(319.7)
Provision (benefit) for income taxes	34.2	(9.9)	(26.0)

Net income (loss)	$(89.0)	$5.0	$63.0

Company’s equity in income (2)	$—	$(1.5)	$33.4

Dividends received	$—	$3.9	$14.3

(1)	Income statement items were translated based on the average exchange rate for the periods.

(2)	For the year ended December 31, 2009, the Company had no equity income, as the Company did not recognize its share of Anglesey’s losses, due to suspension of the use of equity method of accounting and the impairment charges the Company recorded during the first half of 2009. The Company’s equity income (loss) differs from 49% of the summary net income from Anglesey in 2008 and 2007 primarily due to (a) share based compensation adjustments of $(2.6) for 2008 and $4.0 for 2007, relating to Anglesey’s separate reimbursement agreement with Rio Tinto under Anglesey’s share based award arrangement and, (b) US GAAP adjustment relating to Anglesey’s CARO in the amounts of $(1.3) for both 2008 and 2007.
     Anglesey operated under a power agreement that provided sufficient power to sustain its smelting operations at near-full capacity until the contract expiration at the end of September 2009. Despite Anglesey’s efforts to find a sustainable alternative to its power

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
supply needs, no sources of affordable power were identified to allow for the uninterrupted continuation of smelting operations beyond the expiration of the power contract. As a result, Anglesey fully curtailed its smelting operations on September 30, 2009.
     The Company fully impaired its investment in Anglesey during the fourth quarter of 2008, taking into account the full curtailment of Anglesey’s smelting operations due to its inability to obtain affordable power (which the Company had anticipated as a likely possibility), Anglesey’s cash requirements for redundancy and pension payments, uncertainty with respect to the future of its operations, and the Company’s conclusion at that time that no dividends should be expected from Anglesey in the foreseeable future. In the first half of 2009, the Company recorded $1.8 in equity in income, which we subsequently impaired to maintain our investment balance at zero.
     In June 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey operated below its production capacity during the latter half of 2008 and incurred incremental costs, primarily associated with repair and maintenance costs, as well as loss of margin due to the outage. Under its property damage and business interruption insurance coverage, Anglesey received insurance settlement payments of approximately 14.0 Pound Sterling in 2008 and 2009. These payments did not have any impact on the Company’s results as the Company fully impaired the value of its share of the insurance proceeds received by Anglesey in 2008 and did not record the 49% share of the 2009 settlement due to the suspension of equity method of accounting in the third quarter of 2009. The Company does not expect to receive any such insurance proceeds paid to Anglesey through the distribution of dividends. However, in December 2009, the Company received a $.6 insurance settlement payment for the loss of premium on the sale of its share of value added aluminum products resulting from the interruption of production caused by the fire.
Through September 30, 2009, the Company and Anglesey had interrelated operations. The Company was responsible for selling alumina to Anglesey in proportion to its ownership percentage. To meet its obligation to provide alumina to Anglesey, the Company purchased alumina under a contract that provided adequate alumina for Anglesey’s operations through September 2009. Further, the Company was responsible for purchasing primary aluminum from Anglesey in proportion to its ownership percentage, at prices based on the primary aluminum market prices. After the cessation of Anglesey’s smelting operations on September 30, 2009, Anglesey no longer requires alumina for its operations and the Company’s obligation to sell alumina to Anglesey terminated. After such date, the Company purchases secondary aluminum products from Anglesey based on orders from its customers, in proportion to its ownership interest, at prices tied to the market price of primary aluminum.
     Purchases from and sales to Anglesey were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Purchases	$91.4	$155.9	$199.3
Sales	18.1	52.1	50.2
     At December 31, 2009 and 2008, receivables from Anglesey were $.2 and $11.8, respectively. At December 31, 2009 and December 31, 2008, payables to Anglesey were $9.0 and $27.5, respectively.
     During the last five years, cash dividends received were as follows: 2009 — $0, 2008 —$3.9, 2007 — $14.3, 2006 — $11.8, and 2005 — $9.0.
     As of July 6, 2006, the date of the Company’s emergence from chapter 11 proceeding, a difference of $11.6 existed between the Company’s share of Anglesey’s equity and the investment amount reflected in the Company’s Consolidated Balance Sheet. This difference was amortized (included in Cost of products sold) over the period from July 2006 to September 2009 (the end of Anglesey’s current power contract, and thereby the end of the useful life based on the stated term of that contract). The non-cash amortization was approximately $3.6 for both 2008 and 2007. The amortization for 2009 was zero, as the Company’s investment in Anglesey was full impaired, commencing December 31, 2008.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During 2008 and 2007, the Company recorded charges of $(.2) and $.3, respectively, for stock-based equity compensation for employees of Anglesey who participate in the employee share savings plan of its parent, Rio Tinto. These charges have been recognized as reductions in the equity in earnings of Anglesey for 2008 and 2007. These transactions have been accounted for as capital transactions of Anglesey. As a result, the Company recorded $(.2) and $.3 (before considering tax effect) in its Additional capital for 2008 and 2007, respectively, rather than adjusting its Investment in and advances to unconsolidated affiliate. In 2009, no stock-based equity compensation was recorded following the suspension of equity method of accounting.
     In accordance with a separate agreement between Anglesey and Rio Tinto, Anglesey is required to pay to Rio Tinto, in cash, an amount equal to the difference between the share price on the date shares are purchased under the Rio Tinto employee share savings plan and the amount paid by the employees of Anglesey to purchase the shares under the Rio Tinto employee share savings plan. During the first six months of 2009 and during the full year of 2008, Anglesey made payments totaling $.2 and $3.1 to Rio Tinto under this agreement, respectively. The Company’s 49% ownership share of the payments has been accounted for as a capital distribution resulting in a reduction in both the Company’s Additional capital and the value of its investment in Anglesey on the Consolidated Balance Sheet.
4. Conditional Asset Retirement Obligations
     The Company has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) at certain of the older plants if such plants were to undergo major renovation or be demolished. There are currently plans for such renovation or demolition at certain facilities and management’s current assessment is that certain immaterial CAROs may be triggered during the next seven years. Other locations, in which there are no current plans for renovations or demolitions, the most probable scenario is those related CAROs would not be triggered for 20 or more years, if at all.
     The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not materially change during 2009, 2008 or 2007. However, there were revisions to the estimated timing for certain future contingent costs during 2008 that resulted in an immaterial charge to Net income. The Company’s results for 2009, 2008 and 2007 included an immaterial amount of depreciation expense associated with CARO-related costs. For 2009, 2008 and 2007, accretion of CARO liabilities (recorded in Cost of products sold) was $.2, $.3 and $.2, respectively. The estimated fair value of CARO liabilities at December 31, 2009 and 2008 was $3.5 and $3.3, respectively.
     For purposes of the Company’s fair value estimates with respect to the CARO liabilities, a credit adjusted risk free rate of 7.5% was used.
5. Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. The major classes of property, plant, and equipment are as follows:

	December 31,	December 31,
	2009	2008
Land and improvements	$23.6	$22.8
Buildings	31.9	29.6
Machinery and equipment	246.2	211.0
Construction in progress	83.4	63.3

	385.1	326.7
Accumulated depreciation	(46.2)	(30.0)

Property, plant, and equipment, net	$338.9	$296.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The major components of Construction in progress were as follows:

	December 31,	December 31,
	2009	2008
Kalamazoo, Michigan facility (1)	$70.0	$23.0
Spokane, Washington facility (2)	2.7	19.3
Other (3)	10.7	21.0

Total Construction in progress	$83.4	$63.3

(1)	The Kalamazoo, Michigan facility is equipped with two extrusion presses and a remelt operation. Completion of this investment program is expected to occur in late 2010.

(2)	Inclusive of the $139 heat treat plate expansion project at its Trentwood facility in Spokane, Washington.

(3)	Other construction in progress is spread among most of the Company’s manufacturing locations.
     The amount of interest expense capitalized as construction in progress was $2.7, $0.3, and $3.1 for 2009, 2008, and 2007, respectively.
     As discussed in Note 16, the Company impaired certain assets in connection with the restructuring plans to shut down the Tulsa, Oklahoma facility and curtail operations at the Bellwood, Virginia location in both 2008 and 2009.
     For 2009, 2008 and 2007, the Company recorded depreciation expense of $16.2, $14.6, and $11.8, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in All Other for all periods.
6. Supplemental Balance Sheet Information
     Trade Receivables. Trade receivables were comprised of the following:

	December 31,	December 31,
	2009	2008
Billed trade receivables	$84.2	$99.2
Unbilled trade receivables (Note 1)	.3	.1

	84.5	99.3
Allowance for doubtful receivables	(.8)	(.8)

	$83.7	$98.5

     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets were comprised of the following:

	December 31,	December 31,
	2009	2008
Current derivative assets (Note 12)	$7.2	$32.2
Current deferred tax assets	40.6	84.1
Option premiums paid	3.1	5.3
Short term restricted cash	.9	1.4
Prepaid taxes	4.2	—
Prepaid expenses	3.1	5.4

Total	$59.1	$128.4

     Other Assets. Other assets were comprised of the following:

	December 31,	December 31,
	2009	2008
Derivative assets (Note 12)	$18.2	$5.2
Option premiums paid	1.6	4.6
Restricted cash	17.4	35.4
Long term income tax receivable	2.8	4.4
Other	1.2	.9

Total	$41.2	$50.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other Accrued Liabilities. Other accrued liabilities were comprised of the following:

	December 31,	December 31,
	2009	2008
Current derivative liabilities (Note 12)	$5.1	$79.0
Option premiums received	1.6	—
Current portion of income tax liabilities	1.1	11.8
Accrued income taxes and taxes payable	2.0	1.8
Accrued book overdraft (uncleared cash disbursements)	3.4	4.0
Accrued annual VEBA contribution	2.4	4.9
Accrued freight	2.1	2.1
Environmental accrual	3.9	3.3
Deferred revenue	6.8	3.7
Other	3.7	3.3

Total	$32.1	$113.9

     Long-term Liabilities. Long-term liabilities were comprised of the following:

	December 31,	December 31,
	2009	2008
Derivative liabilities (Note 12)	$5.3	$24.7
Option premiums received	1.6	3.2
Income tax liabilities	13.4	10.0
Workers’ compensation accruals	14.1	15.9
Environmental accruals	5.8	6.3
Asset retirement obligations	3.5	3.3
Deferred revenue	8.7	.5
Other long term liabilities	1.3	1.4

Total	$53.7	$65.3

7. Secured Debt and Credit Facilities
     Secured credit facility and long term debt consisted of the following:

	December 31,	December 31,
	2009	2008
Revolving Credit Facility	$—	$36.0
Other	7.1	7.0

Total	7.1	43.0
Less — Current portion	—	—

Long-term debt	$7.1	$43.0

     At December 31, 2009, the Company had in place a Senior Secured Revolving Credit Agreement with a group of lenders providing for a $265.0 revolving credit facility (the “Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. Under the Revolving Credit Facility, the Company is able to borrow from time to time in an aggregate amount equal to the lesser of a stated amount of $265.0 or a borrowing base comprised of eligible accounts receivable, eligible inventory, and certain eligible machinery, equipment, and real estate, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility matures in July 2011, at which time all principal amounts outstanding thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus a specified variable percentage determined by reference to the then remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased to up to $275.0 at the request of the Company.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations, and warranties. The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic operating subsidiaries that are also borrowers thereunder. The Revolving Credit Facility places restrictions on the ability of the Company and certain of its subsidiaries to, among other things, incur debt, create liens, make investments, pay dividends, repurchase shares, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business. At December 31, 2009, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2009, based on the borrowing base determination in effect as of that date, the Company had $171.0 available under the Revolving Credit Facility, of which $10.0 was being used to support outstanding letters of credit, leaving $161.0 of availability. There were no borrowings under the Revolving Credit Facility at December 31, 2009, but the interest rate applicable to any borrowings under Revolving Credit Facility would have been 4.75% at December 31, 2009.
     Other. As of December 31, 2009, the Company had a promissory note obligation (the “Note”) in the amount of $7.0 in connection with the purchase of real property of the Los Angeles, California facility in December 2008. Interest is payable on the unpaid principal balance of the Note monthly in arrears at the prime rate, as defined in the Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on February 1, 2012 and the remaining $3.5 will be due on February 1, 2013. The Note is secured by a deed of trust on the property. For the year ended December 31, 2009, the Company incurred $.4 of interest expense relating to the Note, all of which has been capitalized as a part of qualifying construction in progress. Interest expense in 2008 was immaterial. The interest rate applicable to borrowings under the Note was 4.75% at December 31, 2009.
8. Income Tax Matters
     Tax benefit (provision). Income (loss) before income taxes by geographic area is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Domestic	$117.8	$(105.9)	$127.9
Foreign	.8	14.6	54.5

Total	$118.6	$(91.3)	$182.4

     Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
     The (provision) benefit for income taxes consists of:

	Federal	Foreign	State	Total
2009
Current	$.7	$(3.6)	$(1.1)	$(4.0)
Deferred	(75.9)	.3	(4.1)	(79.7)
Benefit applied to (increase)/decrease Additional capital/Other comprehensive income	29.3	2.7	3.6	35.6

Total	$(45.9)	$(0.6)	$(1.6)	$(48.1)

2008
Current	$(0.8)	$.5	$(1.3)	$(1.6)
Deferred	64.3	(.2)	5.5	69.6
Benefit (provision) applied to (increase)/decrease Additional capital/Other comprehensive income	(33.4)	(6.9)	(4.9)	(45.2)

Total	$30.1	$(6.6)	$(0.7)	$22.8

2007
Current	$—	$(22.1)	$(.4)	$(22.5)
Deferred	—	(.5)	—	(.5)
Benefit applied to (increase)/decrease Additional capital/Other comprehensive income	(55.8)	3.9	(6.5)	(58.4)

Total	$(55.8)	$(18.7)	$(6.9)	$(81.4)

A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Amount of federal income tax benefit (expense) based on the statutory rate	$(41.5)	$32.0	$(63.8)
Decrease (increase) in Federal valuation allowances	0.5	(3.9)	—
Non-deductible compensation expense	(4.7)	—	—
Non-deductible Expense	(0.5)	(0.3)	(1.6)
State income taxes, net of federal benefit	(1.0)	(0.5)	(4.5)
Foreign income taxes	—	(4.7)	(11.5)
Other	(.9)	0.2	—

(Provision) benefit for income taxes	$(48.1)	$22.8	$(81.4)

The table above reflects a full statutory U.S. tax provision despite the fact that the Company is only paying AMT in the U.S. and some state income taxes. See Tax Attributes below.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,		December 31,
	2009		2008
Deferred income tax assets:
Loss and credit carryforwards	$374.2		$390.3
Pension benefits	0.9		1.9
Other assets	13.9		52.1
Inventories and other	26.7		22.1
Valuation allowances	(18.0	)(3)	(29.5)

Total deferred income tax assets — net	397.7		436.9

Deferred income tax liabilities:
Property, plant, and equipment	(32.0)		(23.3)
VEBA	(47.9)		(16.2)

Total deferred income tax liabilities	(79.9)		(39.5)

Net deferred income tax assets	$317.8	(1)	$397.4 (2)

(1)	Of the total net deferred income tax assets of $317.8, $40.6 was included in Prepaid expenses and other current assets and $277.2 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2009.

(2)	Of the total net deferred income tax assets of $397.4, $84.1 was included in Prepaid expenses and other current assets and $313.3 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2008.

(3)	The decrease in the valuation allowance is primarily due to a change in the State of Ohio’s tax regime. Ohio phased out their corporate income tax, and has changed to a gross receipts tax. As a result, the deferred tax asset for Ohio net operating losses, and its related valuation allowance, has been reversed at December 31, 2009.
     Tax Attributes. At December 31, 2009, the Company had $858.2 of NOL carryforwards available to reduce future cash payments for income taxes in the United States. Of the $858.2 of NOL carryforwards at December 31, 2009, $1.2 relates to the excess tax benefits from employee restricted stock. Equity will be increased by $1.2 if and when such excess tax benefits are ultimately realized. Such NOL carryforwards expire periodically through 2027. The Company also had $31.1 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
     To preserve the NOL carryforwards that may be available to the Company, the Company’s certificate of incorporation was amended and restated to, among other things, include certain restrictions on the transfer of the Company’s common stock. Pursuant to the amendment, the Company and the Union VEBA, the Company’s largest stockholder, entered into a stock transfer restriction agreement.
     In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2009, due to uncertainties surrounding the realization of some of the Company’s deferred tax assets including state NOLs sustained during the prior years and expiring tax benefits, the Company has a valuation allowance of $18.0 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense pursuant to ASC Topic 805.
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited and issued assessment notices for 1998 through 2001 for which Notices of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Objection have been filed. In addition, the Canada Revenue Agency has audited and issued assessment notices for 2002 through 2004, of which $7.9 has been paid to the Canada Revenue Agency against previously accrued tax reserves in the third quarter of 2009. There is an additional Canadian Provincial income tax assessment of $1.0, including interest, for the 2002 through 2004 income tax audit that is anticipated to be paid against previously accrued tax reserves in the first quarter of 2010. Certain past years are still subject to examination by taxing authorities, and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
     No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiary at December 31, 2009. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.
     The Company had gross unrecognized tax benefits of $15.6 and $15.8 at December 31, 2009 and December 31, 2008, respectively. The change during the year ended December 31, 2009 was primarily due to currency fluctuations, settlements with taxing authorities, and change in tax positions. The change during the year ended December 31, 2008 was primarily due to currency fluctuations and change in tax positions. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. The Company had $6.2 and $9.4 accrued at December 31, 2009 and December 31, 2008, respectively, for interest and penalties which were included in Long-term liabilities in the Consolidated Balance Sheets. Of the $6.2 of total interest and penalties at December 31, 2009, $0.3 is included in current liabilities in the Consolidated Balance Sheet. During the years ended December 31, 2009 and 2008, the Company recognized reductions of $3.2 and $1.3 in interest and penalties, respectively. During the year ended December 31, 2009, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $2.7 currency translation adjustment that was recorded in Accumulated other comprehensive income (loss), of which $2.2 related to gross unrecognized tax benefits and $0.5 related to accrued interest and penalties. In 2008, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $5.2 currency translation adjustment that was recorded in Accumulated other comprehensive income (loss), of which $2.9 related to gross unrecognized tax benefits and $2.3 related to accrued interest and penalties. During the year ended December 31, 2008, the Company also reduced unrecognized tax benefits and the related interest and penalties by $.8 and $1.0, respectively, relating to a Canadian pre-emergence exposure. In accordance with ASC Topic 852, the Company recorded the amount in Additional capital rather than in income tax provision. The Company expects its gross unrecognized tax benefits to be reduced by $0.7 within the next 12 months.
     A reconciliation of changes in the gross unrecognized tax benefits is as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
Gross unrecognized tax benefits at beginning of period	$15.8	$19.7	$14.6
Gross increases for tax positions of prior years	1.6	1.9	2.5
Gross decreases for tax positions of prior years	(1.6)	(3.2)	—
Gross increases for tax positions of current years	0.4	0.3	.2
Settlements	(2.8)	—	(.3)
Foreign currency translation	2.2	(2.9)	2.7

Gross unrecognized tax benefits at end of period	$15.6 (1)	$15.8 (2)	$19.7

(1)	The amount of gross unrecognized tax benefits at December 31, 2009 is recorded as a liability on the Consolidated Balance Sheets at December 31, 2009. If and when the amount of such gross unrecognized tax benefits is ultimately recognized, the $15.6 will go through the Company’s income tax provision and thus affect the effective tax rate in future periods.

(2)	Of the $15.8, $14.1 is recorded as a liability on the Consolidated Balance Sheets and $1.7 is offset by net operating losses and indirect tax benefits at December 31, 2008. If and when the $15.8 ultimately is recognized, $15.2 will go through the Company’s income tax provision and thus affect the effective tax rate in future periods.
9. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the USW and IAM and certain other unions at certain of our production facilities, except for a

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pension plan sponsored by the USW, to which we are obligated to make monthly contributions of (in whole dollars) $1.25 per hour worked by each bargaining unit employee at our Newark, Ohio and Spokane, Washington facilities starting July 2010 through July 2014, at which time we will be obligated to make monthly contributions of (in whole dollars) $1.50 per hour worked by each bargaining unit employee at our Newark, Ohio and Spokane, Washington facilities. We currently estimate that contributions will range from $2 to $4 per year through 2013.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at four of these production facilities ranging from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	A defined benefit plan for salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2009, approximately 55% of the plan assets were invested in equity securities, 40% of plan assets were invested in debt securities and the remaining plan assets were invested in short term securities. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long term investments is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short term securities.

•	A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that contributions to such plan will range from $4 to $6 per year.

•	A non-qualified defined contribution plan for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations imposed by the Internal Revenue Code.
     Postretirement Medical Obligations. As a part of the Company’s chapter 11 reorganization efforts, the Company’s postretirement medical plan was terminated in 2004. Participants were given the option of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), with the Company’s filing of its plan of reorganization as the qualifying event, or participation in the applicable VEBA (the Union VEBA or the VEBA that provides benefits for certain other eligible retirees and their surviving spouse and eligible dependents (the “Salaried VEBA”)). Qualifying bargaining unit employees who did not, or were not eligible to, elect COBRA coverage are covered by the Union VEBA. The Salaried VEBA covers all other retirees including employees who retired prior to the 2004 termination of the prior plan or who retire with the required age and service requirements so long as their employment commenced prior to February 2002. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Union VEBA currently owns 4,845,465 shares of the Company’s common stock or approximately 24% of the Company’s issued and outstanding shares of common stock. From January 2007 to January 31, 2010, the stock transfer restriction agreement between the Union VEBA and the Company prohibited the sale of shares of the Company’s common stock owned by the Union VEBA. As of January 31, 2010, the Union VEBA is permitted to sell up to 1,321,485 shares over a twelve month period. On February 1, 2010, the Union VEBA exercised its right under the registration rights agreement with the Company to demand the shelf registration of all of the shares of the Company’s common stock held by the Union VEBA. Subject to certain limited exceptions, the Company is generally required to file the registration statement within 60 days of the demand and has started that process. While the demand delivered by the Union VEBA requested the registration of all shares of the Company’s common stock owned by the Union VEBA, the Union VEBA will continue to be prohibited from selling more than 1,321,485 shares during any twelve month period without the approval of the Company’s Board. The Union VEBA is also permitted to sell all or some portion of these shares in transactions exempt from the registration requirements of applicable securities laws, including Rule 144 of the Securities Act. Based on recent average weekly trading volumes, the Union VEBA could currently sell approximately 450,000 shares of the Company’s common stock under Rule 144.
     The Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution. Under this obligation, the amount to be contributed to the VEBAs through September 2017 is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable within 120 days following the end of fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements), whichever is earlier. In connection with the entry of a labor agreement with the USW relating to USW members at the Company’s Newark, Ohio and Spokane, Washington facilities on January 20, 2010, the Company agreed to extend its obligation to make an annual variable cash contribution to the Union VEBA to September 30, 2017.
     Amounts owing by the Company to the VEBAs are recorded in the Company’s Consolidated Balance Sheets under Other accrued liabilities, with a corresponding increase in Net assets in respect of VEBAs. At December 31, 2008, the Company had preliminarily determined that $4.9 was owed to the VEBAs. In March 2009, such amount was paid to the VEBAs (comprised of $.7 to the Salaried VEBA and $4.2 to the Union VEBA), following the final determination of the contribution obligation. As of December 31, 2009, the Company had preliminarily determined that $2.4 was owed to the VEBAs (comprised of $.4 to the Salaried VEBA and $2.0 to the Union VEBA). In addition to contribution obligations, the Company is obligated to pay one-half of the administrative expenses of the Union VEBA, up to $.3 in each successive year, with such cap effective 2008. During 2009, 2008 and 2007, the Company paid $.3, $.3 and $.5, respectively, in administrative expenses of the Union VEBA.
     For accounting purposes, after discussions with the staff of the SEC, the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. While the Company’s only obligation to the VEBAs is to pay the annual variable contribution amount and the Company has no control over the plan assets, the Company nonetheless accounts for net periodic postretirement benefit costs in accordance with ASC Topic 715, Compensation — Retirement Benefits, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s financial statements. Such information must be obtained from the Salaried VEBA and Union VEBA on a periodic basis. In general, as more fully described below, given the significance of the assets currently available and expected to be available to the VEBAs in the future and the current level of benefits, the cap does not impact the computation of the accumulated postretirement benefit obligation (“APBO”). However, should the benefit formulas being used by the VEBAs increase and/or if the assets were to substantially decrease, it is possible that existing assets may be insufficient alone to fund such benefits and that the benefits to be paid in future periods could be reduced to the amount of annual variable contributions reasonably expected to be paid by the Company in those years. Any such limitations would also have to consider any remaining amount of excess pre-emergence VEBA contributions made.
     Key assumptions made in computing the net obligation of each VEBA and in total at the December 31, 2009 and 2008 include:
     With respect to VEBA assets:
•	The 4,845,465 shares of the Company’s common stock held by the Union VEBA that were not transferable have been excluded from assets used to compute the net asset or liability of the Union VEBA, and will continue to be excluded until the restrictions lapse. Such shares are being accounted for similar to “treasury stock” in the interim (see Note 1).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	At December 31, 2009 and 2008, neither VEBA held any unrestricted shares of the Company’s common stock.

•	Based on the information received from the VEBAs at December 31, 2009 and 2008, both the Salaried VEBA and Union VEBA assets were invested in various managed proprietary funds. VEBA plan assets are managed by various investment advisors selected by the VEBA trustees, and are not under the control of the Company.

•	The Company assumed that the Salaried VEBA would achieve a long term rate of return of approximately 7.25% and 4.50% on its assets as of December 31, 2009 and 2008, respectively. The Company assumed that the Union VEBA would achieve a long term rate of return of approximately 5.75% and 5.00% on its assets as of December 31, 2009 and 2008, respectively. The long-term rate of return assumption is based on the historical investment portfolios provided to the Company by the VEBAs’ trustees.

•	The annual variable payment obligation is being treated as a funding/contribution policy and not counted as a VEBA asset at December 31, 2009 for actuarial purposes. However, the amount owed under the funding obligation in relation to the results for the year ended December 31, 2009 has been accrued and is included within Other accrued liabilities and Net assets in respect of VEBAs.
     With respect to VEBA obligations:
•	The APBO for each VEBA has been computed based on the level of benefits being provided by each VEBA at December 31, 2009 and 2008.

•	The present value of APBO for the Union VEBA was computed using a discount rate of return of 5.70% and 6.00% at December 31, 2009 and 2008, respectively. The present value of APBO for the Salaried VEBA was computed using a discount rate of return of 5.40% and 6.00% at December 31, 2009 and 2008, respectively.

•	Since the Salaried VEBA was paying a fixed annual amount to its constituents at both December 31, 2009 and 2008, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

•	For the Union VEBA, which is currently paying certain prescription drug benefits, an initial cost trend rate of 12% has been assumed and the trend rate is assumed to decline to 5% by 2019 at December 31, 2009 and decline to 5% by 2013 at December 31, 2008. The trend rate used by the Company was based on information provided by the Union VEBA and industry data from the Company’s actuaries.
     The following table presents the net assets of each VEBA as of December 31, 2009 and 2008 (such information is also included in the tables required under US GAAP below which roll forward the assets and obligations):

	December 31, 2009			December 31, 2008
	Union VEBA	Salaried VEBA	Total	Union VEBA	Salaried VEBA	Total
APBO	$(234.4)	$(60.8)	$(295.2)	$(250.5)	$(70.8)	$(321.3)
Plan assets	361.9	60.5	422.4	306.7	56.8	363.5

Net asset (liability)	$127.5	$(.3)	$127.2	$56.2	$(14.0)	$42.2

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
     Financial Data.
     Assumptions — The following table presents the key assumptions used and the amounts reflected in the Company’s financial statements with respect to the Company’s pension plans and other postretirement benefit plans. In accordance with U.S. GAAP, impacts of the changes in the Company’s pension and other postretirement benefit plans discussed above have been reflected in such information.
     The Company uses a December 31 measurement date for all of its plans.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Weighted-average assumptions used to determine benefit obligations as of December 31 and net periodic benefit cost (income) for the years ended December 31 are:

	Pension Benefits(1)			Other Postretirement Benefits
	2009	2008	2007	2009		2008		2007
				Union	Salaried	Union	Salaried
				VEBA	VEBA	VEBA	VEBA	VEBAs
Benefit obligations assumptions:
Discount rate	6.70%	7.50%	5.60%	5.70%	5.40%	6.00%	6.00%	6.00%
Rate of compensation increase	3.50%	3.30%	3.75%	—	—	—	—	—
Net periodic benefit cost assumptions:
Discount rate	7.50%	5.60%	5.20%	6.00%	6.00%	6.00%	6.00%	5.75%
Expected return on plan assets	6.00%	5.50%	6.00%	5.75%	7.25%	5.00%	4.50%	5.50%
Rate of compensation increase	3.30%	3.75%	3.00%	—	—	—	—	—

(1)	Pension Benefits for 2009, 2008, and 2007 primarily represent the defined benefit plan of the Canadian facility.
     Benefit Obligations and Funded Status — The following table presents the benefit obligations and funded status of the Company’s pension and other postretirement benefit plans as of December 31, 2009 and 2008, and the corresponding amounts that are included in the Company’s Consolidated Balance Sheets.

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Change in Benefit Obligation:
Obligation at beginning of year	$3.0	$4.9	$321.3	$294.7
Foreign currency translation adjustment	.5	(.9)	—	—
Service cost	.1	.2	2.2	1.7
Interest cost	.3	.2	18.6	17.1
Plan amendments relating to Salaried VEBA	—	—	32.4	8.8
Actuarial loss(1) (gain)	.4	(1.1)	(58.3)	18.0
Benefits paid	(.2)	(.3)	—	—
Reimbursement from Retiree Drug Subsidy(2)	—	—	2.7	2.0
Benefits paid by VEBA	—	—	(23.7)	(21.0)

Obligation at end of year	4.1	3.0	295.2	321.3

Change in Plan Assets:
FMV of plan assets at beginning of year	3.1	4.4	363.5	429.6
Foreign currency translation adjustment	.5	(.7)	—	—
Actual return (loss) on assets	.4	(.6)	77.5	(51.7)
Employer contributions(3)	.3	.3	2.4	4.6
Reimbursement from Retiree Drug Subsidy(2)	—	—	2.7	2.0
Benefits paid	(.2)	(.3)	(23.7)	(21.0)

FMV of plan assets at end of year	4.1	3.1	422.4	363.5

Prepaid benefit(4)	$—	$.1	$127.2	$42.2

(1)	The change in actuarial loss (gain) relating to other postretirement benefit plans in 2009 compared to 2008 is primarily the result of a change in the assumption in participant martial status in the Union VEBA and a change in annual benefit payment per participant in the Salaried VEBA.

(2)	In January 2005, the Department of Health and Human Services’ Centers for Medicare and Medicaid Services (CMS) released final regulations governing the Medicare prescription drug benefit and other key elements of the Medicare Modernization Act that went into effect January 1, 2006. The Union VEBA is eligible for the Retiree Drug Subsidy because the plan meets the definition of actuarial equivalence and therefore qualifies for federal subsidies equal to 28% of allowable drug costs. As a result, the Company has measured the Union VEBA’s obligations and costs to take into account this subsidy. This subsidy decreased the accumulated benefit obligation for the Union VEBA by approximately $51.9 at December 31, 2009 and decreased the net periodic benefit cost for 2010 by approximately $4.7, of which $.7 is related to service cost, $2.9 is related to interest cost and $1.1 is related to amortization of net actuarial gain.

(3)	Employer contributions to the VEBAs in 2009 consist of a $2.4 accrued VEBA contribution at December 31, 2009 in respect to the annual variable cash contribution which will be paid in the first quarter of 2010. Employer contributions to the VEBAs in 2008 consist of a $4.9 accrued VEBA contribution at December 31, 2008 in respect to the annual variable cash contribution which was paid in the first quarter of 2009. In addition, the Company reversed $.3 of the 2007 annual VEBA contribution accrual in 2008.

(4)	With respect to the $127.2 prepaid benefit relating to the VEBAs at December 31, 2009, $127.5 was included in Net Assets in respect of the VEBAs and $(.3) was included in Net liabilities in respect of the VEBAs on the Consolidated Balance Sheets. With

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respect to the $42.2 prepaid benefit relating to the VEBAs at December 31, 2008, $56.2 was included in Net Assets in respect of the VEBAs and $(14.0) was included in Net liabilities in respect of the VEBAs on the Consolidated Balance Sheets.
     The accumulated benefit obligation for all defined benefit pension plans was $3.7 and $2.7 at December 31, 2009 and 2008, respectively. The Company expects to contribute $.3 to the Canadian pension plan in 2010.
     As of December 31, 2009, the net benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

		Benefit Payments Due by Period
	2010	2011	2012	2013	2014	2015-2019
Pension plan	$.2	$.2	$.2	$.2	$.3	$1.8
Gross VEBA benefit payments	24.7	25.1	25.4	25.6	25.6	125.1
Anticipated Retiree Drug Subsidy	(3.1)	(3.3)	(3.4)	(3.5)	(3.6)	(18.4)

Total net benefits	$21.8	$22.0	$22.2	$22.3	$22.3	$108.5

     The amount of loss which is recognized in the balance sheet (in Accumulated other comprehensive income (loss)) associated with the Company’s defined benefit pension plan as of December 31, 2009 was $.7 primarily related to net actuarial loss. The amount of loss which is recognized in the balance sheet (in Accumulated other comprehensive income (loss)) associated with the Company’s VEBAs that have not been recognized in earnings as of December 31, 2009 was $11.9, of which $48.0 was related to prior service cost and $(36.1) was related to net gain.
     The amounts in accumulated other comprehensive income, relating to the pension plans, that have not yet been recognized in earnings at December 31, 2009 that is expected to be recognized in earnings in 2009 is immaterial. The amounts in accumulated other comprehensive income, relating to the VEBAs, that have not yet been recognized in earnings at December 31, 2009 that is expected to be recognized in earnings in 2009 is $3.7, of which $4.1 is related to amortization of prior service costs and $(.4) is related to amortization of net gain.
Fair value of plan assets
     The assets of the Company’s Canadian pension plan are managed by advisors selected by the Company, with the investment portfolio subject to periodic review and evaluation by the Company’s investment committee. The investment of assets in the Canadian pension plan is based upon the objective of maintaining a diversified portfolio of investments in order to minimize concentration of credit and market risks (such as interest rate, currency, equity price and liquidity risks). The degree of risk and risk tolerance take into account the obligation structure of the plan, the anticipated demand for funds and the maturity profiles required from the investment portfolio in light of these demands.
     As noted above, the VEBA assets are managed by various investment advisors selected by the trustees of each of the VEBAs. The plan assets are outside of the Company’s control and the Company does not have insight into the investment strategies.
     The fair value of the plan assets of the VEBAs and the Company’s Canadian defined benefit pension plan are reflected in the Company’s Consolidated Balance Sheets at fair value. In determining the fair value of plan assets each period, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan.
     Certain assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy.
     Valuation of other invested assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following tables present the fair value of plan assets of the VEBAs and the Company’s Canadian pension plan at December 31, 2009 and December 31, 2008. The fair value of the VEBAs’ plan assets are based on information made available to us by the VEBA administrators.

		December 31, 2009
	Level 1	Level 2	Level 3	Total
Fixed income investments in registered investment companies (1) — VEBAs	$—	$223.6	$—	$223.6
Mortgage backed securities — VEBAs	—	74.9	—	74.9
Corporate debt securities (2) — VEBAs	—	51.1	—	51.1
Equity investments in registered investment companies (3) — VEBAs	—	29.8	—	29.8
United States Treasuries — VEBAs	—	23.6	—	23.6
Municipal debt securities — VEBAs	—	4.2	—	4.2
Cash and money market investments(4) — VEBAs	12.0	—	—	12.0
Investments in registered investment companies (5) — Canadian pension plan	—	4.1	—	4.1
Asset backed securities — VEBAs	—	.8	—	.8

	$12.0	$412.1	$—	$424.1

		December 31, 2008
	Level 1	Level 2	Level 3	Total
Fixed income investments in registered investment companies (1) — VEBAs	$—	$185.3	$—	$185.3
Mortgage backed securities — VEBAs	—	73.4	—	73.4
Corporate debt securities (2) — VEBAs	—	37.6	—	37.6
Equity investments in registered investment companies (3) — VEBAs	—	21.5	—	21.5
United States Treasuries — VEBAs	—	14.2	—	14.2
Municipal debt securities — VEBAs	—	7.1	—	7.1
Cash and money market investments(4) — VEBAs	15.6	—	—	15.6
Investments in registered investment companies (5) — Canadian pension plan	—	3.1	—	3.1
Asset backed securities — VEBAs	—	3.5	—	3.5
Real estate investment trust — Union VEBA	—	.4	—	.4

	$15.6	$346.1	$—	$361.7

(1)	This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest in diversified portfolios comprised of (a) marketable fixed income securities such as (i) U.S. Treasury and other government issued debt securities, (ii) mortgage backed securities, (iii) asset backed securities, (iv) corporate bonds, notes and debentures in various sectors, (v) preferred stock, (vi) various deposit accounts and (vii) repurchase agreements and reverse repurchase agreements, (b) higher yielding, non-investment-grade fixed income securities in the high yield market and (c) debt securities of issuers located in countries with new or emerging markets, denominated in U.S. dollars or other foreign currencies. The fair value of assets in this category is estimated using the net asset value per share of the investments.

(2)	This category represents investments in fixed income corporate securities in various sectors. Investments in the industrial, financial and utilities sectors in 2009 represented approximately 41%, 44% and 15% of the total portfolio in this category, respectively. Investments in the industrial, financial and utilities sectors in 2008 represented approximately 56%, 28% and 17% of the total portfolio in this category, respectively.

(3)	This category represents investments in equity funds that invest in portfolios comprised of (i) equity securities of U.S. companies with a certain market capitalization threshold, (ii) ADRs for securities of non-U.S. issuers and (iii) securities whose principal market is outside of U.S. The fair value of assets in this category is estimated using the net asset value per share of the investments.

(4)	This category represents cash and investments in various money market funds.

(5)	This category of plan assets are related to the Company’s Canadian pension plan. The plan assets are invested in investment funds that hold a diversified portfolio of U.S and international equity securities and fixed income securities such as corporate bonds, government bonds, mortgage and asset backed securities.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Components of Net Periodic Benefit Cost (Income) — The following table presents the components of net periodic benefit cost (income) for the years ended December 31, 2009, 2008, and 2007:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$.1	$.2	$.2	$2.2	$1.7	$1.4
Interest cost	.2	.2	.2	18.7	17.1	15.5
Expected return on plan assets	(.2)	(.2)	(.2)	(21.0)	(20.6)	(19.5)
Amortization of transition asset (1)	—	—	—	—	—	—
Amortization of prior service cost (2)	—	—	—	1.6	.8	—
Amortization of net loss	—	.1	—	3.8	.4	—

Net periodic benefit costs	.1	.3	.2	5.3	(.6)	(2.6)
Defined contribution plans	9.9	11.1	9.9	—	—	—

	$10.0	$11.4	$10.1	$5.3	$(.6)	$(2.6)

(1)	There was an immaterial amount of transition asset amortization relating to the pension plan(s) for years ended December 31, 2009, 2008 and 2007.

(2)	The Company amortizes prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
     The above table excludes pension plan curtailment and settlement costs of $.2 in 2007. There were no pension plan curtailment and settlement costs in 2009 and 2008.
     Components of Net Periodic Benefit Cost (Income) and Cash Flow and Charges — The following tables present the components of net periodic pension benefits cost for 2009, 2008, and 2007:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
VEBA:
Service cost	$2.2	$1.7	$1.4
Interest cost	18.7	17.1	15.5
Expected return on plan assets	(21.0)	(20.6)	(19.5)
Amortization of prior service cost	1.6	.8	—
Amortization of net loss	3.8	.4	—

	5.3	(.6)	(2.6)
Defined benefit pension plans	.1	.3	.2
Defined contributions plans	6.9	7.8	6.6
Multiemployer pension plans	3.0	3.3	3.3

	$15.3	$10.8	$7.5

     The following table presents the allocation of these charges (income):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Fabricated Products segment	$8.8	$10.1	$9.3
All Other	6.5	.7	(1.8)

	$15.3	$10.8	$7.5

     For all periods presented, the net periodic benefits relating to the VEBAs are included as a component of Selling, administrative, research and development and general expense within All Other and substantially all of the Fabricated Products segment’s related charges are in Cost of products sold, excluding depreciation, with the balance in Selling, administrative, research and development and general expense.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Employee Incentive Plans
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
     Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, at December 31, 2009, 2,222,222 common shares were initially reserved for issuance under the Equity Incentive Plan, and at December 31, 2009, 815,357 common shares were available for additional awards under the Equity Incentive Plan.
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses in the Corporate and Other business unit, related to the Equity Incentive Plan for 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Service-based vested and non-vested common shares and restricted stock units	$7.9	$9.6	$8.9
Performance shares	.9	.2	—
Service-based stock options	.3	.3	.2

Total compensation charge	$9.1	$10.1	$9.1

     The total income tax benefit recognized in the income statement for stock-based compensation arrangements were $3.4, $3.8, and $3.4, for 2009, 2008 and 2007, respectively.
     Non-vested Common Shares, Restricted Stock Units, and Performance Shares — The Company grants non-vested common shares to its non-employee directors, directors emeritus, executives officers and other key employees. The non-vested common shares granted to non-employee directors and a director emeritus are generally subject to a one year vesting requirement. The non-vested common shares granted to executive officers and senior management are generally subject to a three year cliff vesting requirement. The non-vested common shares granted to other key employees are generally subject to a three year graded vesting requirement. In addition to non-vested common shares, the Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. With the exception of restricted stock units granted under the French sub-plan, restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. Restricted stock units granted under the French sub-plan vest two-thirds on the second anniversary of the grant date and one-third on the third anniversary of the grant date.
     The fair value of the non-vested common shares and restricted stock units are based on the grant date market value of the common shares and amortized over the vesting period on a ratable basis, after assuming an estimated forfeiture rate. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is also based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense.
     The Company grants performance shares to executive officers and other key employees under the Company’s LTI programs. Awards under existing programs are subject to performance requirements pertaining to the Company’s EVA performance, measured

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over a three year performance period. EVA is a measure of the excess of the Company’s pretax operating income for a particular year over a pre-determined percentage of the net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three year performance periods. The vesting of performance shares and related issuance and delivery of common shares under the 2008-2010 LTI program and 2009-2011 LTI program will occur in 2011 and 2012, respectively.
     The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three year performance periods on a ratable basis.
     The fair value of the non-vested common shares, restricted stock units, and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the year ended December 31, 2009 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighed-
		Average		Average
		Grant-Date		Grant- Date
	Shares	Fair Value	Units	Fair Value
Non-vested shares and restricted stock units at January 1, 2009	553,712	$47.79	2,969	$36.05
Granted	196,829	15.62	5,181	13.92
Vested	(490,721)	42.88	(622)	68.60
Forfeited	(5,668)	25.08	—	—

Non-vested shares and restricted stock units at December 31, 2009	254,152	$32.79	7,528	$18.13

     A summary of the activity with respect to the performance shares for the year ended December 31, 2009 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at January 1, 2009	89,951	$74.40
Granted	460,198	14.06
Vested	(20,467)	24.83
Forfeited	(21,468)	27.15

Outstanding at December 31, 2009	508,214	$23.75

     Total fair value of shares that vested during 2009, 2008 and 2007 was $21.6, $2.1 and $1.4, respectively. The total fair value for shares granted during 2009, 2008 and 2007 was $9.6, $11.4 and $5.0, respectively.
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
     As of December 31, 2009, there was $3.6 of unrecognized gross compensation cost related to the non-vested common shares and the restricted stock units and $1.0 of gross unrecognized compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 1.5 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 1.9 years.
     Stock Options — As of December 31, 2009, the Company had 22,077 outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 and have a contractual life of ten years. The options vested one-third on April 3, 2008 and one-third on April 3, 2009, and will vest one-third on the third anniversary of the grant date. The weighted-average fair value of the options granted was $39.90. No new options were granted during 2009 or 2008.
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
     The significant weighted average assumptions used in determining the grant date fair value of the option awards granted on April 3, 2007 were as follows:

Dividend yield	—%
Volatility rate	45%
Risk-free interest rate	4.59%
Expected option life (years)	6.0
     A summary of the Company’s stock option activity for the year ended December 31, 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (In years)	Value
		(In millions)
Outstanding at January 1, 2009	22,077	$80.01
Grants	—	—
Forfeited	—	—
Exercise	—	—

Outstanding at December 31, 2009	22,077	$80.01	7.25	$—

Fully vested and expected to vest at December 31, 2009 (assuming a 5% forfeiture rate)	22,047	$80.01	7.25	$—

Exercisable at December 31, 2009	15,143	$80.01	7.25	$—

     At December 31, 2009, there was $.1 of unrecognized gross compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 3 months.
     Short term incentive plans and other compensation
     The Company has a short term incentive compensation plan for senior management and certain salaried employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on EVA of the Company’s core Fabricated Products business, adjusted for certain safety and performance factors. Most of the Company’s production facilities have similar programs for both hourly and salaried employees. During 2009, 2008 and 2007, the Company recorded charges of $6.0, $9.0, and $12.0, respectively, related to the salaried employees’ short term incentive compensation plans. Of the total charges in 2009, 2008, and 2007, $2.8, $2.9, and $3.1, respectively, were included in Cost of products sold and $3.2, $6.1, and $8.9, respectively, were included in Selling, administrative, research and development and general.
     The employment agreement between the Company and its chief executive officer remains effective. Other members of management are now subject to the Company’s severance plan for salaried employees.
11. Commitments and Contingencies
     Commitments. The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts (see Note 12), and letters of credit (see Note 7). The Company and its subsidiaries also had agreements to supply alumina to, and to purchase aluminum from, Anglesey through September 30, 2009 (see Note 3).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Minimum rental commitments under operating leases at December 31, 2009, are as follows: years ending December 31, 2010 — $6.6; 2011 — $6.1, 2012 — $5.7 and 2013 — $4.8 and thereafter — $37.4. Rental expenses were $7.3, $6.3, and $5.0 for the years ended December 31, 2009, 2008, and 2007, respectively.
     Environmental Contingencies. The Company and its subsidiaries are subject to a number of environmental laws, fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.
     The Company’s environmental accruals are primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in Long-term liabilities.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Beginning balance	$9.6	$7.7	$8.4
Additional accruals	2.4	5.1	1.1
Less expenditures	(2.3)	(3.2)	(1.8)

Ending balance	$9.7	$9.6	$7.7

     These environmental accruals represent the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $3.9 in 2010, $2.6 in 2011, $.9 in 2012, $.9 in 2013, and $1.4 in 2014 and thereafter.
     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $16.9. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.
     Other Contingencies. The Company and its subsidiaries are party to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with its past and current operations. The Company evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit. In accordance with ASC Topic 450, Contingencies, the Company reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these reserves to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material adverse impact on its consolidated financial position, operating results, or liquidity.
12. Derivative Financial Instruments and Related Hedging Programs
     In conducting its business, the Company, from time-to-time, enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to its sales of fabricated aluminum products and the purchase of metal used as raw materials for its fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in its production process, and (iii) foreign currency requirements with respect to its cash commitments for equipment purchases and with respect to its foreign subsidiaries and affiliate. As the Company’s hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash gains and losses are recorded in the income statement as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. The Company may also be exposed to margin calls, which the Company tries to minimize or offset through counterparty credit lines and/or use of options. From time-to-time, the Company may modify the terms of the derivative contracts based on operational needs.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company has price risk on its anticipated primary aluminum purchases in respect of the customers’ orders. The Company uses third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements.
     Total fabricated products shipments during 2009, 2008 and 2007 that contained fixed price terms were (in millions of pounds) 162.7, 228.3, and 239.1, respectively. At December 31, 2009, the Fabricated Products business held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum during 2010 through 2013 totaling approximately (in millions of pounds): 2010 — 80.3, 2011 — 78.8 and 2012 — 13.4.
     The following table summarizes the Company’s material derivative positions at December 31, 2009:

		Notional
		Amount of	Carrying/
		Contracts	Market
Commodity	Period	(mmlbs)	Value
Aluminum — Option purchase contracts	1/10 through 12/11	101.0	$10.0
Fixed priced purchase contracts	1/10 through 12/12	149.5	$10.8
Fixed priced sales contracts	1/10 through 12/11	27.8	$(3.8)
Regional premium swap contracts (1)	1/10 through 12/11	152.1	$—

Notional
		Amount of	Carrying/
		Contracts	Market
Foreign Currency	Period	(mm)	Value
Euro —
Fixed priced purchase contracts	2/10 through 3/10	€.5	$(.1)

		Notional
		Amount of	Carrying/
		Contracts	Market
Energy	Period	(mmbtu)	Value
Natural gas —
Option purchase contracts	8/10 through 12/12	8,700,000	$(.6)
Fixed priced purchase contracts (2)	1/10 through 2/11	1,020,000	$.2

(1)	Regional premiums represent the premium over the LME price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

(2)	As of December 31, 2009, the Company’s exposure to increases and decreases in natural gas prices had been substantially limited for approximately 48% of the expected natural gas purchases for 2010, approximately 48% of the expected natural gas purchases for 2011 and approximately 47% of the expected natural gas purchases for 2012.
     The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets (see Note 6). Both realized and unrealized gains (losses) on derivative instruments are included in Cost of products sold, excluding depreciation, amortization and other items, for all periods presented (see Note 1).
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$13.5	$—	$13.5
Aluminum option contracts	—	14.2	—	14.2
Krona forward contract	—	—	—	—
Natural gas swap contracts	—	.3	—	.3
Natural gas option contracts		1.9		1.9
Midwest premium swap contracts	—	—	.2	.2

Total	$—	$29.9	$.2	$30.1

Derivative liabilities:
Aluminum swap contracts	$—	$(6.5)	$—	$(6.5)
Aluminum option contracts	—	(4.2)	—	(4.2)
Pound Sterling forward contract	—	—	—	—
Euro dollar forward contracts		(.1)	—	(.1)
Krona forward contract	—	—	—	—
Natural gas swap contracts	—	(.1)	—	(.1)
Natural gas option contracts		(2.5)		(2.5)
Midwest premium swap contracts	—	—	(.2)	(.2)

Total	$—	$(13.4)	$(.2)	$(13.6)

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2009:	$(1.1)
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	.9
Purchases, sales, issuances and settlements	.2
Transfers in and (or) out of Level 3	—

Balance at December 31, 2009	$—

Total gains included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at December 31, 2009:	$.6

     The realized and unrealized gains (losses) for 2009, 2008 and 2007 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Realized (losses) gains	$(52.6)	$10.5	$(3.6)
Unrealized gains (losses)	80.5	(87.1)	9.7
     All of the Company’s derivative contracts contain credit-risk related contingencies. If the fair value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the fair value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to the counterparty. At December 31, 2009 and 2008, the Company had zero and $17.2 of margin deposits, respectively, with its counterparties as a result of the credit-risk related contingency features.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Other Operating (Benefits) Charges, Net
     The (income) loss impact associated with other operating (benefits) charges, net, was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Alternative minimum tax (“AMT”) reimbursement (1)	$—	$—	$(7.2)
Professional fees	—	—	(1.1)
Bad debt recoveries relating to pre-emergence write-offs	(.9)	(1.6)	—
Pension Benefit Guaranty Corporation (“PBGC”) settlement (1)	—	—	(1.3)
Non-cash benefit resulting from settlement of a $5.0 claim by the purchaser of the Gramercy, Louisiana alumina refinery and Kaiser Jamaica Bauxite Company for payment of $.1	—	—	(4.9)
Resolution of contingencies relating to sale of property prior to emergence (2)	—	—	(1.6)
Post emergence Chapter 11 — related items (3)	—	.2	2.6
Other	—	—	(.1)

	$(.9)	$(1.4)	$(13.6)

(1)	The AMT reimbursement represents a reimbursement from the liquidating trustee for the plan of liquidation of two of the Company’s former subsidiaries in connection with the sale of its interests in and related to a certain discontinued operation in 2005.

(2)	The PBGC proceeds consist of a payment related to a settlement agreement entered into with the PBGC in connection with the our chapter 11 reorganization.

(3)	During 2007, certain contingencies related to the sale of the Company’s interest in a smelter in Tacoma, Washington were resolved with the buyer. As a result, approximately $1.6 million of the sale proceeds which had been placed into escrow at the time of sale, were released to us. At our emergence from chapter 11 bankruptcy, no value had been ascribed to the funds in escrow because they were deemed to be contingent assets at that time.

(4)	Post-emergence chapter 11-related items include primarily professional fees and expenses incurred after emergence which related directly to our reorganization.
14. Earnings Per Share
     In recognition of new accounting guidance adopted in 2009, unvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) represent participating securities and are included in the computation of earnings per share pursuant to the two-class method. Adoption of this new guidance includes retrospective application of this guidance to prior periods financial statements.
     Basic and diluted earnings per share for 2009, 2008 and 2007 were calculated as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Numerator:
Net income (loss)	$70.5	$(68.5)	$101.0
Less: net income attributable to participating securities	(1.6)	(.4)	(2.7)

Net income (loss) available to common shareholders	$68.9	$(68.9)	$98.3

Denominator:
Weighted average common shares outstanding — Basic	19,639,448	19,979,715	20,013,508

Weighted average common shares outstanding — Diluted	19,639,448	19,979,715	20,013,508

Income (loss) per common share:
Basic	$3.51	$(3.45)	$4.91
Diluted	$3.51	$(3.45)	$4.91

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a detail of net income attributable to participating securities for 2009, 2008 and 2007:

Net income attributable to participating securities (1):
Distributed income	$.4	$.4	$.3
Undistributed income	1.2	—	2.4

Total net income attributable to participating securities	$1.6	$.4	$2.7

Percentage of undistributed net income apportioned to participating securities	2%	—%	3%

(1)	Net income attributable to participating securities for a given period includes both distributed and undistributed net income, as applicable. Distributed net income attributed to participating securities represents dividend and dividend equivalents declared on the participating securities that the Company expects to ultimately vest. Undistributed net income for a given period, if any, is apportioned to common stockholders and participating securities based on the weighted average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. Undistributed losses are not allocated to participating securities, however, as such securities do not have an obligation to fund net losses of the Company.
     In computing the diluted weighted average common shares outstanding for 2009, 2008 and 2007, the Company used the two-class method assuming that participating securities are not exercised, vested or converted. The Company included the dilutive effect of stock options in calculating the diluted weighted average common shares. Options to purchase common shares at an average exercise price of $80.01 per share were outstanding as follows: 22,077 at both December 31, 2009 and 2008 and 25,137 as of December 31, 2007. The potential dilutive effect of such shares was zero for 2009, 2008 and 2007.
     During 2009, 2008 and 2007, the Company paid a total of approximately $19.6 ($.96 per common share), $17.2 ($.84 per common share) and $7.4 ($.36 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of any performance shares with respect to one half of the performance shares.
     In June 2008, the Company’s Board of Directors authorized the repurchase of up to $75 of the Company’s common shares, with repurchase transactions to occur in open market and privately negotiated transactions at such times and prices as deemed appropriate by management, and to be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and cash flows. Repurchases were not authorized to commence until after July 6, 2008. The Company repurchased 572,706 shares of common stock at a weighted-average price of $49.05 per share during the third quarter of 2008. The total cost of $28.1 is shown on the Consolidated Balance Sheets as Treasury stock. As of December 31, 2009, $46.9 remained available for repurchase under the existing repurchase authorization. The Company is currently prohibited from share repurchases as a result of the amendments to the Revolving Credit Facility (see Note 7).
15. Segment and Geographical Area Information
     The Company’s primary line of business is the production of semi-fabricated specialty aluminum products. In addition, the Company also owns a 49% interest in Anglesey, which operated an aluminum smelter in Holyhead, Wales until September 2009, when the contract for power supply that enabled smelting operations expired, and thereafter has operated as a secondary aluminum remelt and casting operation.
     Prior to September 30, 2009, the Company’s operations were organized and managed by product type and included two operating segments of the aluminum industry. The aluminum industry segments included Fabricated Products and Primary Aluminum. The Fabricated Products segment sells value-added products such as aluminum sheet and plate, extruded and drawn products, and forgings which are used in a wide range of industrial applications, including automotive, aerospace and general engineering end-use applications. The Primary Aluminum segment produced, through its interest in Anglesey, and sold commodity grade products as wells as value-added products such as ingot and billet for which we received a premium over fluctuating commodity

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market prices, and conducted hedging activities in respect of our exposure to primary aluminum price risk.
     Following the cessation of the smelting operations at Anglesey on September 30, 2009, the Company’s operations were reorganized to consist of one operating segment in the aluminum industry, Fabricated Products. In addition to the Fabricated Products segment, the Company also has three other business units which consist of the Secondary Aluminum, Hedging, and Corporate and Other. The Secondary Aluminum business unit sells value added products such as ingot and billet, produced from Anglesey, for which the Company receives a portion of a premium over normal commodity market prices. The Hedging business unit conducts hedging activities in respect of the Company’s exposure to primary aluminum price and British Pound Sterling exchange rate risks relating to Anglesey’s smelting operations through September 30, 2009. The Corporate and Other business unit provides general and administrative support for the Company’s operations. For purposes of segment reporting under U.S. GAAP, the Company treats the Fabricated Products segment as its own reportable segment and combines the three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which is referred to as All Other.
     The accounting policies of the Fabricated Products segment are the same as those described in Note 1. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
     Financial information by operating segment, at and for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Net Sales:
Fabricated Products	$897.1	$1,336.8	$1,298.3
All Other (1)	89.9	171.4	206.2

	$987.0	$1,508.2	$1,504.5

Equity in income of unconsolidated affiliate:
All Other (2)	$—	$—	$33.4

(1)	Net sales in All Other represent net sales relating to Anglesey’s smelting operations prior to September 30, 2009. In connection with Anglesey’s new remelt operation beginning in the fourth quarter of 2009, the Company changed its basis of revenue recognition from gross to net basis (see Note 1). No net revenue was recognized for sales of secondary aluminum products under the remelt operations at Anglesey in the fourth quarter of 2009.

(2)	Equity in income of unconsolidated affiliate in 2009 was zero as a result of the impairment of Investment in Anglesey during the first half of 2009 and the suspension of the equity method of accounting during the third quarter of 2009 (see Note 3). Equity in income of unconsolidated affiliate in 2008 was zero as a result of the impairment of Investment in Anglesey.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Operating income (loss):
Fabricated Products(1) (3)	$78.2	$53.5	$169.0

All Other (2) (3)	40.5	(144.5)	13.0

	$118.7	$(91.0)	$182.0
Interest expense	—	(1.0)	(4.3)
Other (expense) income, net	(.1)	.7	4.7

Income (loss) before income taxes	$118.6	$(91.3)	$182.4

(1)	Operating results in Fabricated Products for 2009, 2008 and 2007 included LIFO inventory charge (benefit) of $8.7, $(7.5) and $(14.0), respectively. Also included in the operating results for 2009 and 2008 were lower of cost or market inventory write-down of $9.3 and $65.5, respectively.

(2)	Operating results in All Other included realized and unrealized hedging gains (losses) on the Company’s Pound Sterling and metal derivative positions and impairment charges of the Company’s investment in Anglesey in the amount of $1.8 and of $37.8 in 2009 and 2008, respectively.

(3)	Operating results of the Fabricated Products segment and All Other include gains (losses) on intercompany hedging activities. These amounts eliminate in consolidation. Internal hedging gains (losses) in the Fabricated Products segment were $(42.8), $16.9 and $19.8 for 2009, 2008 and 2007, respectively. Conversely, All Other included the same (losses) gains for 2009, 2008 and 2007.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Depreciation and amortization
Fabricated Products	$16.2	$14.6	$11.8
All Other	.2	.1	.1

	$16.4	$14.7	$11.9

Capital expenditures, net of change in accounts payable:
Fabricated Products	$58.5	$93.2	$61.7
All Other	.7	—	.1

	$59.2	$93.2	$61.8

	December 31,	December 31,
	2009	2008
Segment assets:
Fabricated Products	$457.6	$498.9
All Other(1)	627.9	646.5

	$1,085.5	$1,145.4

(1)	Assets in All Other primarily represents all of the Company’s cash and cash equivalents, derivative assets, net assets in respect of VEBA and net deferred income tax assets.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Income taxes paid:
United States	$4.0	$1.2	$.8
Canada	8.8	5.2	2.6

	$12.8	$6.4	$3.4

     Geographical information for net sales, based on country of origin, and long-lived assets follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Net sales to unaffiliated customers:
Fabricated Products —
United States	$840.1	$1,242.9	$1,197.0
Canada	57.0	93.9	101.3

	897.1	1,336.8	1,298.3

All Other —
United Kingdom	89.9	171.4	206.2

	89.9	171.4	206.2

	$987.0	$1,508.2	$1,504.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2009	2008
Long-lived assets:(1)
Fabricated Products —
United States	$323.2	$282.0
Canada	10.9	10.6

	334.1	292.6

All Other —
United States	4.8	4.1

	$338.9	$296.7

(1)	Long-lived assets represent Property, plant, and equipment, net.
     The aggregate foreign currency transaction gains (losses) included in determining net income was immaterial for 2009, 2008 and 2007. Sales to the Company’s largest fabricated products customer accounted for sales of approximately 20%, 18%, and 15% of total revenue in 2009, 2008, and 2007, respectively. The loss of the customer would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationship between the customer and the Company is good and the risk of loss of the customer is remote. Export sales were approximately 10% of total revenue during the years ended December 31, 2009, 2008 and 2007.
16. Restructuring costs and other charges
Fourth Quarter 2008 Restructuring
     In December 2008, the Company announced plans to close operations at its Tulsa, Oklahoma facility and significantly reduce operations at its Bellwood, Virginia facility. The Tulsa and the Bellwood facilities primarily produced, extruded rod and bar products sold principally to service centers for general engineering applications. The closing of operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. As a result, the Company incurred restructuring costs and other charges of $8.8 during the fourth quarter of 2008, of which $4.5 was related to involuntary employee terminations and $4.3 related to asset impairments. During 2009, the Company recorded additional charges of $.8 in connection with these restructuring efforts, consisting primarily of contract termination and facility shut-down costs. Approximately $.3 of such expense represented cash obligations, with the balance represented by non-cash charges. The restructuring efforts initiated during the fourth quarter of 2008 were substantially completed by the first quarter of 2009. All restructuring costs and other charges in connection with the fourth quarter 2008 restructuring plans were incurred and recorded in the Company’s Fabricated Products segment.
Second Quarter 2009 Restructuring
     In May 2009, the Company announced plans to further curtail operations at its Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products and shut down the Bellwood, Virginia facility temporarily during the month of July 2009, in response to planned shutdowns in the automotive industry and continued weak economic and market conditions. In addition, the Company reduced its personnel in certain other locations in the quarter ended June 30, 2009, in an effort to streamline costs. Approximately 85 employees were affected by the reduction in force, principally at the Bellwood, Virginia location. In connection with the foregoing plans, the Company recorded restructuring costs and other charges of $4.6, of which $4.3 were related to involuntary employee terminations and other personnel cost, and $.3 were principally related to a non-cash asset impairment. Of the personnel-related costs incurred, approximately $.8 represented incremental non-cash expense, in connection with the accelerated vesting of previously granted stock-based payments. The restructuring efforts initiated during the second quarter of 2009 were substantially completed by the end of 2009.
     Of the $4.6 restructuring costs and other charges incurred in connection with the second quarter 2009 restructuring plans, $3.7 were incurred and recorded in the Company’s Fabricated Products segment, with the remaining $.9 incurred and reported in All Other.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the activity relating to cash obligations arising from the Company’s restructuring plans:

	Employee	Facility-
	Termination	Related
	Costs	Costs	Total
Restructuring obligations at December 31, 2007	$—	$—	$—
Cash restructuring costs and other charges incurred in 2008	4.5	—	4.5
Cash payments in 2008	—	—	—

Restructuring obligations at December 31, 2008	4.5	—	4.5
Cash restructuring costs and other charges incurred in 2009	3.3	.5	3.8
Cash payments in 2009	(5.5)	(.5)	(6.0)

Restructuring obligations at December 31, 2009	$2.3	$—	$2.3

17. Supplemental cash flow information

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Interest paid	$2.0	$.9	$6.2

Income taxes paid	$12.8	$6.4	$3.4

Supplemental disclosure of non-cash transactions:
Removal of transfer restrictions on common stock owned by Union VEBA (Note 9)	$—	$—	$92.8

Dividend declared and unpaid	$—	$—	$3.7

Recognition of deferred income tax assets and liabilities due to release of valuation allowance through equity	$—	$—	$343.0

18. Subsequent events
     The Company has evaluated events subsequent to December 31, 2009, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through February 23, 2010, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represent subsequent events that merit disclosure herein:
     On January 15, 2010, the Company’s Board of Directors approved the declaration of a quarterly cash dividend of $.24 per common share to stockholders of record at the close of business on January 25, 2010. Such amount was paid on or about February 12, 2010.
     In connection with the renegotiation and entry of a labor agreement relating to the USW members at the Company’s Newark, Ohio and Spokane, Washington facilities on January 20, 2010, the Company agreed to extend its obligation to make an annual variable cash contribution to the Union VEBA to September 30, 2017.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31	June 30	September 30	December 31
2009
Net sales	$265.9	$232.1	$252.0	$237.0
Costs of products sold	225.6	170.3	188.3	182.2
Lower of cost or market inventory write-down	9.3	—	—	—
Impairment of investment in Anglesey	.6	1.2	—	—
Restructuring costs and other charges (benefits)	1.2	5.1	.1	(1.0)
Gross Profit	29.2	55.5	63.6	55.8
Operating income	7.2	35.0	42.6	33.9
Net income	3.8	19.6	23.0	24.1
Earnings per share — Basic:
Net income per share	.19	.97	1.14	1.20
Earnings per share — Diluted:
Net income per share	.19	.97	1.14	1.19
Common stock market price:
High	29.24	37.41	41.65	43.59
Low	16.36	22.19	29.76	33.15

2008
Net sales	$399.0	$413.5	$369.2	$326.5
Costs of products sold (1)	308.5	352.0	383.7	468.6
Gross Profit	90.5	61.5	(14.5)	(142.1)
Operating income (loss)	68.1	38.0	(36.5)	(160.6)
Net income (loss)	39.1	22.8	(22.1)	(108.3)
Earnings per share — Basic: (2)
Net income (loss) per share	1.90	1.11	(1.11)	(5.56)
Earnings per share — Diluted: (2)
Net income (loss) per share	1.90	1.11	(1.11)	(5.56)
Common stock market price:
High	79.84	76.46	55.49	43.00
Low	56.67	53.23	41.89	15.01

(1)	Costs of products sold for the quarter ended December 31, 2008 includes a lower of cost or market inventory write-down of $65.5, Impairment of investment in Anglesey of $37.8 and Restructuring costs and other charges of $8.8.

(2)	As described more fully in Note 14 of Notes to Consolidated Financial Statements above, the Company has retrospectively adjusted its earnings per share for each quarter in 2008 to apply the two-class method of determining earnings per share. The data presented in this table reflect the application of such methodology. See Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for the impact of the retrospective application on 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information called for by this item is set forth under the captions “Executive Officers,” “Proposals Requiring Your Vote — Proposal for Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our proxy statement for the 2010 annual meeting of stockholders.
Item 11. Executive Compensation
     The information called for by this item is set forth under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2010 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2010 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our proxy statement for the 2010 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2010 annual meeting of stockholders.

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

Date: February 23, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema	President, Chief Executive Officer,
Jack A. Hockema	Chairman of the Board and Director (Principal Executive Officer)	Date: February 23, 2010

/s/ Daniel J. Rinkenberger	Senior Vice President and Chief
Daniel J. Rinkenberger	Financial Officer (Principal Financial Officer)	Date: February 23, 2010

/s/ Neal West	Vice President and Chief
Neal West	Accounting Officer
	(Principal Accounting Officer)	Date: February 23, 2010

/s/ Carolyn Bartholomew
Carolyn Bartholomew	Director	Date: February 23, 2010

David Foster	Director

/s/ Teresa A. Hopp
Teresa A. Hopp	Director	Date: February 23, 2010

William F. Murdy	Director

/s/ Alfred E. Osborne, Jr., Ph.D.
Alfred E. Osborne, Jr., Ph.D.	Director	Date: February 23, 2010

Jack Quinn	Director

/s/ Thomas M. Van Leeuwen
Thomas M. Van Leeuwen	Director	Date: February 23, 2010

/s/ Brett E. Wilcox

Brett E. Wilcox	Director	Date: February 23, 2010

INDEX OF EXHIBITS

Exhibit
Number	Description
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

**10.4	Description of Compensation of Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 12, 2007, File No. 000-52105).

**10.5
Employment Agreement, dated as of July 6, 2006, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.6
Amendment dated December 31, 2008 to the Employment Agreement between Jack A. Hockema and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

**10.7
Severance Letter between Joseph P. Bellino and the Company dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 16, 2008, File No. 000-52105).

**10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.9	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.10	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.11
Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan dated June 2, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed by the Company on July 30, 2009).

Exhibit
Number	Description
**10.12	Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.13
Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

10.14
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

10.15
Registration Rights Agreement, dated as of July 6, 2006, between the Company and the Union VEBA and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

10.16
Director Designation Agreement, dated as of July 6, 2006, between the Company and the USW (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

**10.17
Form of Change in Control Severance Agreement for John Barneson (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.18
Form of Change in Control Severance Agreement for John M. Donnan, Daniel J. Rinkenberger and James E. McAuliffe (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.19
Form of Amendment to the Change in Control Severance Agreement with John Barneson, John M. Donnan, Daniel J. Rinkenberger, and James E. McAuliffe (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

**10.20
2007 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

**10.21	2007 Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

**10.22
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

**10.23
2008 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).

**10.24
2008 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).

**10.25
Kaiser Aluminum Corporation 2008 — 2010 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).

**10.26
2008 Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, File No. 000-52105).

Exhibit
Number	Description
**10.27
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

**10.30
2009 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

**10.31
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