Form 10-Q
period 2010-03-31
KAISER ALUMINUM CORP
filed 2010-04-29
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission file number 0-52105
KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-3030279 (I.R.S. Employer Identification No.)

27422 PORTOLA PARKWAY, SUITE 200, FOOTHILL RANCH, CALIFORNIA	92610-2831
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑   No ☐
     As of April 23, 2010, there were 19,203,972 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In millions of dollars, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$135.5	$30.3
Receivables:
Trade, less allowance for doubtful receivables of $.6 and $.8 at March 31, 2010 and December 31, 2009, respectively	96.0	83.7
Due from affiliate	—	.2
Other	4.0	2.2
Inventories	131.4	125.2
Prepaid expenses and other current assets	62.5	59.1

Total current assets	429.4	300.7
Property, plant, and equipment — net	350.3	338.9
Net asset in respect of VEBA	145.1	127.5
Deferred tax assets — net	265.6	277.2
Other assets	81.0	41.2

Total	$1,271.4	$1,085.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58.1	$49.0
Accrued salaries, wages, and related expenses	28.6	33.1
Other accrued liabilities	27.7	32.1
Payable to affiliate	16.7	9.0

Total current liabilities	131.1	123.2
Net liability in respect of VEBA	.6	.3
Long-term liabilities	108.2	53.7
Cash convertible senior notes	136.9	—
Other long-term debt	7.1	7.1

	383.9	184.3
Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01, 90,000,000 shares authorized at March 31, 2010 and at December 31, 2009; 19,208,061 shares issued and outstanding at March 31, 2010 and 20,276,571 shares issued and outstanding at December 31, 2009
	.2	.2
Additional capital	983.7	967.8
Retained earnings	88.9	85.0
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 4,392,265 shares at March 31, 2010 and 4,845,465 shares at December 31, 2009	(105.5)	(116.4)
Treasury stock, at cost, 1,724,606 shares at March 31, 2010 and 572,706 shares at December 31, 2009	(72.3)	(28.1)
Accumulated other comprehensive loss	(7.5)	(7.3)

Total stockholders’ equity	887.5	901.2

Total	$1,271.4	$1,085.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended March 31,
	2010	2009
	(Unaudited)
	(In millions of dollars, except share amounts)
Net sales	$267.5	$265.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	232.0	225.6
Lower of cost or market inventory write-down	—	9.3
Impairment of investment in Anglesey	—	.6
Restructuring costs and other (benefits) charges	(.6)	1.2
Depreciation and amortization	4.0	4.1
Selling, administrative, research and development, and general	17.3	17.9

Total costs and expenses	252.7	258.7

Operating income	14.8	7.2
Other income (expense):
Interest expense	—	(.2)
Other income (expense), net	.2	(.1)

Income before income taxes	15.0	6.9
Income tax provision	(6.2)	(3.1)

Net income	$8.8	$3.8

Earnings per share, Basic — Note 14
Net income per share	$.44	$.19

Earnings per share, Diluted — Note 14
Net income per share	$.44	$.19

Weighted-average number of common shares outstanding (000):
Basic	20,020	19,492

Diluted	20,020	19,492

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA
					Subject
	Common				to
	Shares	Common	Additional	Retained	Transfer	Treasury	Accumulated Other
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Comprehensive Income (Loss)	Total
	(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2009	20,276,571	$.2	$967.8	$85.0	$(116.4)	$(28.1)	$(7.3)	$901.2

Net income	—	—	—	8.8	—	—	—	8.8

Unrealized gains on available for sale securities	—	—	—	—	—	—	.1	.1

Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(.3)	(.3)

Comprehensive income	—	—	—	—	—			8.6
Sale of Union VEBA shares by the Union VEBA, net of tax of $6.5	—	—	(.1)	—	10.9	—	—	10.8

Issuance of warrants	—	—	14.3	—	—	—	—	14.3

Issuance of non-vested shares to employees	82,867	—	—	—	—	—	—	—

Issuance of common shares to employees upon vesting of restricted stock units and performance shares	523	—	—	—	—	—	—	—
Repurchase of common stock	(1,151,900)					(44.2)		(44.2)

Cash dividends on common stock (.24 per share)	—	—	—	(4.9)	—	—	—	(4.9)

Excess tax benefit upon vesting of shares	—	—	.1	—	—	—	—	.1
Amortization of unearned equity compensation	—	—	1.6	—	—	—	—	1.6

BALANCE, March 31, 2010	19,208,061	$.2	$983.7	$88.9	$(105.5)	$(72.3)	$(7.5)	$887.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Quarter Ended
	March 31,
	2010	2009
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$8.8	$3.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs of zero and $.2 for the quarters ended March 31, 2010 and March 31, 2009, respectively)	4.0	4.3
Deferred income taxes	5.1	.7
Excess tax (benefit) deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(.1)	.1
Non-cash equity compensation	1.6	2.5
Net non-cash LIFO charges (benefits) and lower of cost or market inventory write-down	9.2	(1.9)
Non-cash unrealized (gains) losses on derivative positions	(.2)	4.3
Amortization of option premiums	.2	—
Non-cash impairment charges	—	.6
Equity in income of unconsolidated affiliate, net of distributions	—	(.6)
Loss on disposition of property, plant and equipment	.1	.1
Other non-cash changes in assets and liabilities	.5	1.2
Changes in assets and liabilities:
Trade and other receivables	(14.1)	36.0
Receivable from affiliate	.2	11.8
Inventories (excluding LIFO charges and lower of cost or market write-down)	(15.4)	39.2
Prepaid expenses and other current assets	(.6)	1.8
Accounts payable	8.0	(16.1)
Accrued liabilities	(9.0)	(15.0)
Payable to affiliate	7.7	(6.0)
Accrued income taxes	—	.6
Long-term asset and liabilities, net	16.5	(1.4)

Net cash provided by operating activities	22.5	66.0

Cash flows from investing activities:
Capital expenditures, net of change in accounts payable of $(1.1) and $4.0 for the quarters ended March 31, 2010 and March 31, 2009, respectively	(13.9)	(22.2)
Purchase of available for sale securities	(3.9)	—
Change in restricted cash	—	1.3

Net cash used in investing activities	(17.8)	(20.9)

Cash flows from financing activities:
Proceeds from issuance of cash convertible senior notes	175.0	—
Cash paid for financing costs in connection with issuance of cash convertible senior notes	(5.8)	—
Purchase of call option in connection with issuance of cash convertible senior notes	(31.4)	—
Proceeds from issuance of warrants	14.3	—
Borrowings under the revolving credit facility	—	75.5
Repayment of borrowings under the revolving credit facility	—	(111.5)
Cash paid for financing costs in connection with the revolving credit facility	(2.6)	(1.2)
Excess tax benefit (deficiency) upon vesting of non-vested shares and dividend payment on shares expected to vest	.1	(.1)
Repurchase of common stock	(44.2)	—
Cash dividend paid to stockholders	(4.9)	(4.8)

Net cash provided by (used in) financing activities	100.5	(42.1)

Foreign currency impact on cash and cash equivalents	—	.1

Net increase in cash and cash equivalents during the period	105.2	3.1
Cash and cash equivalents at beginning of period	30.3	.2

Cash and cash equivalents at end of period	$135.5	$3.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
1. Summary of Significant Accounting Policies
     This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the statements of the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated. See Note 3 for a description of the Company’s accounting for its 49%, non-controlling ownership interest in Anglesey Aluminium Limited (“Anglesey”).
     In the fourth quarter of 2009, the Company reorganized its business segments as the result of changes in the operations of Anglesey. The segment data for periods prior to this change have been retrospectively adjusted for consistency with current period classification. See Note 15 for a description of the Company’s business segments.
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
     Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     Recognition of Sales. Sales are generally recognized on a gross basis, when title, ownership and risk of loss pass to the buyer and collectability is reasonably assured. In connection with Anglesey’s remelt operations, which commenced in the fourth quarter of 2009, the Company substantially reduced or eliminated its risks of inventory loss and metal price and foreign currency exchange rate fluctuation. As the Company is, in substance, acting as the agent in the sales arrangement of the secondary aluminum products from Anglesey, the sales are presented on a net of cost of sales basis.
     A provision for estimated sales returns from, and allowances to, customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve.
     From time to time, in the ordinary course of business, the Company may enter into agreements with customers in which the Company, in return for a fee, agrees to reserve certain amounts of its existing production capacity for the customer, defer an existing customer purchase commitment into future periods and reserve certain amounts of its expected production capacity in those periods to the customer, or cancel or reduce existing commitments under existing contracts. These agreements may have terms or impact periods exceeding one year.
     Certain of the capacity reservation and commitment deferral agreements provide for periodic, such as quarterly or annual, billing for the duration of the contract. For capacity reservation agreements, the Company recognizes revenue ratably over the period of the capacity reservation. Accordingly, the Company may recognize revenue prior to billing reservation fees. At March 31, 2010 and December 31, 2009, the Company had $2.6 and $.3 of unbilled receivables, respectively, included within Trade receivables on the Company’s Consolidated Balance Sheets. For commitment deferral agreements, the Company recognizes revenue upon the earlier occurrence of the related sale of product or the end of the commitment period. In connection with other agreements, the Company may collect funds from customers in advance of the periods for which (i) the production capacity is reserved, (ii) commitments are deferred, (iii) commitments are reduced or (iv) performance is completed, in which event the recognition of revenue is deferred until such time as the fee is earned. At March 31, 2010 and December 31, 2009, the Company had total deferred revenues of $26.0 and $15.5, respectively, relating to these agreements. Such deferred revenue is included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company’s Consolidated Balance Sheets (Note 6).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
     Earnings per Share. Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, defines unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires inclusion of such securities in the computation of earnings per share pursuant to the two-class method.
     Basic earnings per share is computed by dividing distributed and undistributed earnings allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic shares outstanding in the Statements of Consolidated Income because such shares were irrevocably issued and have full dividend and voting rights. Diluted earnings per share is calculated as the more dilutive result of computing earnings per share under: (i) the treasury stock method or (ii) the two-class method (Note 14).
     Stock-Based Compensation. Stock based compensation is provided to certain employees, directors and a director emeritus, and is accounted for at fair value, pursuant to the requirements of ASC Topic 718, Compensation — Stock Compensation. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The fair value of awards provided to the director emeritus is not material. The cost of an award is recognized as an expense over the requisite service period of the award on a ratable basis. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight line method. The Company recognized compensation expense for the quarters ended March 31, 2010 and March 31, 2009 of $1.1 and $2.4 respectively, in connection with vested awards and non-vested stock, restricted stock units and stock options (Note 11).
     The Company grants performance shares to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance, measured over a three year performance period. The EVA is a measure of the excess of the Company’s pretax operating income for a particular year over a pre-determined percentage of the net assets of the immediately preceding year, as defined in the 2008-2010, 2009-2011 and 2010-2012 Long-Term Incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three year performance periods on a ratable basis. The Company recognized compensation expense for the quarters ended March 31, 2010 and March 31, 2009 of $.5 and $.1, respectively, in connection with the performance shares.
     Restructuring Costs and Other Charges. Restructuring costs and other charges include employee severance and benefit costs, impairment of owned equipment to be disposed of, and other costs associated with exit and disposal activities. The Company applies the provisions of ASC Topic 420, Exit or Disposal Cost Obligations, to account for obligations arising from such activities. Severance and benefit costs incurred in connection with exit activities are recognized when the Company’s management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. For owned facilities and equipment, impairment losses recognized are based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include costs to consolidate facilities or close facilities, terminate contractual commitments and relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate (see Note 16 for further information regarding the Company’s restructuring initiatives).
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation, derivative contracts, letters of credit and other agreements. Such amounts totaled $18.3 at both March 31, 2010 and December 31, 2009. Of the restricted cash balance, $.9 were considered short term and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at both March 31, 2010 and December 31, 2009, and $17.4 were considered long term and included in Other assets on the Consolidated Balance Sheets at both March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, there were no amounts included in long-term restricted cash associated with margin call deposits with the Company’s derivative counterparties (Note 6).
     Trade Receivables and Allowance for Doubtful Accounts. Trade receivables primarily consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 days. For the majority of its receivables, the Company establishes an allowance for doubtful accounts based upon collection experience and other factors. On certain other receivables where the Company

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
is aware of a specific customer’s inability or reluctance to pay, an allowance for doubtful accounts is established against amounts due, to reduce the net receivable balance to the amount the Company reasonably expects to collect. However, if circumstances change, the Company’s estimate of the recoverability of accounts receivable could be different. Circumstances that could affect the Company’s estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to total bad debt expense in the period of payment.
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
     Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company’s exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company’s exposure to changes in foreign currency exchange rates and energy prices. From time to time, the Company also enters into hedging arrangements in connection with financing transactions, to mitigate financial risks.
     The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company’s derivative activities are initiated within guidelines established by management and approved by the Company’s Board of Directors. Hedging transactions are executed centrally on behalf of all of the Company’s business units to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
     On March 29, 2010, the Company issued $175.0 aggregate principal amount of 4.5% cash convertible senior notes due 2015 (the “Notes”). The Notes may be settled only in cash. The cash conversion feature of the Notes requires bifurcation from the Notes according to ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for such cash conversion feature (“Bifurcated Conversion Feature”) as a derivative liability. In connection with the issuance of the Notes, the Company purchased cash-settled call options relating to its common stock (the “Call Options”) to hedge against potential cash payments that could result from the conversion of the Notes. The Call Options are accounted as derivative assets, as they meet the definition of a derivative under ASC 815 (Notes 7 and 13).
     The Company recognizes all derivative instruments as assets or liabilities in its balance sheet and measures these instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (Note 13). The Company does not meet the documentation requirements for hedge (deferral) accounting under ASC 815. Unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. Unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense). No unrealized gains or losses were recorded as a component of Other income (expense) during the quarter ended March 31, 2010.
     Concentration of credit risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, and natural gas derivative contracts, the Call Options, and arrangements related to its cash equivalents. If the market value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in hedging activities as well as failure of counterparties to return cash collateral previously transferred to the counterparties. The counterparties to the Company’s derivative contracts are major financial institutions and the Company does not expect to experience nonperformance by any of its counterparties.
     The Company places its cash in money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short term repurchase agreements, and U.S. government agency notes. The Company has not experienced losses on its temporary cash investments.
     Fair Value Measurement. The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, in measuring the fair value of its derivative contracts (Note 13), plan assets invested by certain of the Company’s employee benefit plans (Note 10) and its Notes (Note 13).

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
     New Accounting Pronouncements.
     Recently adopted accounting pronouncements:
     Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. ASU 2010-06 amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3 fair value measurements. This ASU also clarifies existing disclosures over the level of disaggregation in which a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 became effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the required provisions of ASU 2010-06 for the quarter ending March 31, 2010, and the adoption of ASU 2010-06 did not have a material impact on the consolidated financial statements.
     ASU No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), was issued in February 2010. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. The Financial Accounting Standard Board (the “FASB”) also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, ASU 2010-09 requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and to disclose such date. All of the amendments under ASU 2010-09 became effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors, which does not apply to the Company. The Company adopted the applicable provisions of ASU 2010-09 for the quarter ending March 31, 2010, and the adoption of ASU 2010-09 did not have a material impact on the consolidated financial statements.
     Recently issued accounting pronouncements not yet adopted:
     The Company has not yet adopted the provisions of ASU 2010-06 that mandate increased disclosure of activity in Level 3 fair value measurements, such provisions are applicable to financial statements issued by the Company for annual periods beginning after December 15, 2010. The Company expects that the adoption of such disclosure requirements will not have a material impact on its consolidated financial statement footnote disclosure.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
2. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Fabricated Products segment —
Finished products	$36.6	$40.4
Work in process	47.7	44.9
Raw materials	34.7	27.1
Operating supplies and repairs and maintenance parts	12.4	12.8

	$131.4	$125.2

     The Company recorded net non-cash LIFO (charges) benefits of approximately $(9.2) and $11.2 during the quarters ended March 31, 2010 and March 31, 2009, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.
     With the inevitable ebb and flow of business cycles, non-cash LIFO (charges) benefits will result when inventory levels and metal prices fluctuate. Further, potential lower of cost and market adjustments can occur when metal prices decline and margins compress. During the first quarter of 2009, due to a decline in the London Metal Exchange (“LME”) price of primary aluminum, the Company recorded a $9.3 lower of cost or market inventory write-down, pursuant to ASC Topic 330, Inventory, under which the market value of inventory is determined based on the current replacement cost, by purchase or by reproduction, except that it does not exceed the net realizable value and it is not less than net realizable value reduced by an approximate normal profit margin. There was no lower of cost or market inventory write-down during the quarter ended March 31, 2010.
3. Investment In and Advances To Unconsolidated Affiliate
     The Company has a 49%, non-controlling ownership interest in Anglesey, which operated as an aluminum smelter until September 30, 2009. In the fourth quarter of 2009, Anglesey commenced a remelt and casting operation to produce secondary aluminum. Anglesey purchases its own material for the remelt and casting operations and sells 49% of its output to the Company in transactions structured to largely eliminate metal price and currency exchange rate risks with respect to income and cash flow.
     At December 31, 2008, the Company fully impaired its investment in Anglesey. For the quarter ended March 31, 2009, the Company recorded $.6 in equity in income of Anglesey, which was subsequently impaired to maintain the Company’s investment balance at zero. For the quarter ended September 30, 2009, Anglesey incurred a significant net loss, primarily as the result of employee redundancy costs incurred in connection with the cessation of its smelting operations. As a result of such loss, and as the Company did not, and was not obligated to, (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, the Company suspended the use of the equity method of accounting with respect to its ownership in Anglesey, commencing in the quarter ended September 30, 2009, and continuing through the quarter ended March 31, 2010. Accordingly, the Company did not recognize its share of Anglesey’s operating results for such periods, pursuant to ASC Topic 323, Investments — Equity Method and Joint Ventures. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey unless and until (i) its share of any future net income of Anglesey equals or is greater than the Company’s share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. The Company does not anticipate the occurrence of such events during the next 12 months.
     At December 31, 2009, receivables from Anglesey were $.2, all of which were received during the first quarter of 2010. No amounts were due from Anglesey at March 31, 2010. At March 31, 2010 and December 31, 2009, payables to Anglesey were $16.7 and $9.0, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
4. Conditional Asset Retirement Obligations
     The Company has conditional asset retirement obligations (“CARO”) at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) at certain of the older facilities if such facilities were to undergo major renovation or be demolished. There are currently plans for such renovation or demolition at certain facilities and management’s current assessment is that certain immaterial CARO may be triggered during the next seven years. For locations where there are no current plans for renovations or demolitions, the most probable scenario is that such CARO would not be triggered for 20 or more years, if at all.
     The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not materially change during the quarter ended March 31, 2010. The Company’s results for the periods ended March 31, 2010 and March 31, 2009 included an immaterial amount of depreciation expense associated with CARO-related costs. For both quarters ended March 31, 2010 and March 31, 2009, accretion of CARO liabilities (recorded in Cost of products sold) was $.1. The estimated fair value of CARO liabilities at March 31, 2010 and December 31, 2009 was $3.6 and $3.5, respectively.
     For purposes of the Company’s fair value estimates with respect to the CARO liabilities, a credit adjusted risk free rate of 7.5% was used.
5. Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. The major classes of property, plant, and equipment are as follows:

	March 31,	December 31,
	2010	2009
Land and improvements	$23.6	$23.6
Buildings	31.6	31.9
Machinery and equipment	248.1	246.2
Construction in progress	97.2	83.4

	400.5	385.1
Accumulated depreciation	(50.2)	(46.2)

Property, plant, and equipment, net	$350.3	$338.9

     The major components of Construction in progress were as follows:

	March 31,	December 31,
	2010	2009
Kalamazoo, Michigan facility [1]	$82.8	$70.0
Other[2]	14.4	13.4

Total Construction in progress	$97.2	$83.4

[1]	The Kalamazoo, Michigan facility is equipped with two extrusion presses and a remelt operation. Completion of this investment program is expected to occur in 2010.

[2]	Other construction in progress is spread among most of the Company’s manufacturing locations.
     The amount of interest expense capitalized as construction in progress was $.9 and $.5 during the quarters ended March 31, 2010 and March 31, 2009, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
     For the three month periods ended March 31, 2010 and March 31, 2009, the Company recorded depreciation expense of $4.0, and $4.1, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in All Other for all periods.
6. Supplemental Balance Sheet Information
     Trade Receivables. Trade receivables (Note 1) were comprised of the following:

	March 31,	December 31,
	2010	2009
Billed trade receivables	$94.0	$84.2
Unbilled trade receivables	2.6	.3

	96.6	84.5
Allowance for doubtful receivables	(.6)	(.8)

	$96.0	$83.7

     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets were comprised of the following:

	March 31,	December 31,
	2010	2009
Current derivative assets — Note 13	$10.5	$7.2
Current deferred tax assets	40.6	40.6
Option premiums paid	2.8	3.1
Short term restricted cash	.9	.9
Income tax receivable	3.8	4.2
Prepaid expenses	3.9	3.1

Total	$62.5	$59.1

     Other Assets. Other assets were comprised of the following:

	March 31,	December 31,
	2010	2009
Derivative assets — Note 13	$46.3	$18.2
Option premiums paid	1.2	1.6
Restricted cash	17.4	17.4
Long term income tax receivable	2.9	2.8
Deferred financing costs	9.1	1.1
Available for sale securities	4.0	—
Other	.1	.1

Total	$81.0	$41.2

     Other Accrued Liabilities. Other accrued liabilities were comprised of the following:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
Current derivative liabilities — Note 13	$5.2	$5.1
Option premiums received	1.6	1.6
Current portion of contingent income tax liabilities	1.1	1.1
Income taxes payable	3.7	2.0
Accrued book overdraft (uncleared cash disbursements)	1.5	3.4
Accrued annual VEBA contribution	—	2.4
Accrued freight	2.1	2.1
Environmental accrual	2.2	3.9
Deferred revenue	6.8	6.8
Other	3.5	3.7

Total	$27.7	$32.1

     Long-term Liabilities. Long-term liabilities were comprised of the following:

	March 31,	December 31,
	2010	2009
Derivative liabilities — Note 13	$42.9	$5.3
Option premiums received	1.2	1.6
Contingent income tax liabilities	14.3	13.4
Workers’ compensation accruals	15.7	14.1
Environmental accruals	6.0	5.8
Asset retirement obligations	3.6	3.5
Deferred revenue	19.2	8.7
Deferred compensation liability	4.0	—
Other long term liabilities	1.3	1.3

Total	$108.2	$53.7

7. Cash Convertible Senior Notes and Related Transactions
Indenture
     On March 29, 2010, the Company issued $175.0 aggregate principal amount of the Notes pursuant to an Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee (the “Indenture”). Net proceeds from this transaction were approximately $169.2, after deducting the initial purchasers’ discounts and transaction fees and expenses. The Notes bear stated interest at a rate of 4.50% per year. As described in Note 1, the Company accounted for the Bifurcated Conversion Feature of the Notes as a derivative instrument. The fair value of the Bifurcated Conversion Feature on the issuance date of the Notes was recorded as the original issue discount for purposes of accounting for the debt component of the Notes. Therefore, interest expense greater than the coupon rate of 4.50% will be recognized over the term of the Notes, primarily due to the accretion of the discounted carrying value of the Notes to their face amount. The initial purchasers’ discounts and transaction fees and expenses totaling $5.8 were capitalized as deferred financing costs and will be amortized over the term of the Notes using the effective interest method. The effective interest rate of the Notes is approximately 11% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2010. The Notes will mature on April 1, 2015, subject to earlier repurchase or conversion upon the occurrence of certain events. Holders may convert their Notes before January 1, 2015, in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on or after January 1, 2015 until the close of business on the second scheduled trading date immediately preceding the maturity date of the Notes. The Notes are subject to repurchase by the Company at the option of the holders following a fundamental change, as defined in the Indenture, at a price equal to 100% of the principal amount of the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
Notes plus accrued and unpaid interest up to the fundamental change repurchase date. The Notes have an initial conversion rate of 20.6949 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of $48.32 per share, representing a 26% conversion premium over the closing price of $38.35 per share of the Company’s common stock on March 23, 2010), subject to adjustment, with the amount due on conversion payable in cash. The Notes are not convertible into the Company’s common stock or any other securities under any circumstances.
Convertible Note Hedge Transactions
     On March 23 and March 26, 2010, the Company purchased the Call Options from several financial institutions (the “Option Counterparties”). The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. The Company paid an aggregate amount of approximately $31.4 to the Option Counterparties for the Call Options.
     The Call Options are expected to generally reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that it may be required to make upon the conversion of the Notes. If the market price per share of the Company’s common stock at the time of cash conversion of any Notes is above the strike price of the Call Options (which strike price is initially equal to the initial conversion price of the Notes of approximately $48.32 per share of the Company’s common stock), the Call Options will entitle the Company to receive from the Option Counterparties in the aggregate the same amount of cash as it would be required to deliver to the holder of the converted Notes in excess of the principal amount thereof.
Warrant Transactions
     On March 23 and March 26, 2010, the Company also entered into warrant transactions pursuant to which the Company sold to the Option Counterparties net-share-settled warrants (the “Warrants”) to purchase approximately 3.6 million shares of the Company’s common stock. The warrants expire on July 1, 2015. The Option Counterparties paid an aggregate amount of approximately $14.3 to the Company for the Warrants.
     If the market price per share of the Company’s common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, which is initially equal to $61.36 per share (representing a 60% premium over the closing price of $38.35 per share of the Company’s common stock on March 23, 2010), the Company will issue to the Option Counterparties shares of the Company’s common stock having a value equal to such excess, as measured under the terms of the Warrants. The Warrants may not be exercised prior to the expiration date.
Other
     The Call Options and Warrant transactions are separate transactions entered into by the Company with the Option Counterparties, and are not part of the Notes and do not affect the rights of holders under the Notes.
     As described in Note 1, the cash conversion feature of the Notes meets the definition of a derivative under ASC 815 and requires bifurcation from the Notes for accounting purposes. The Call Options also meet the definition of derivatives under ASC 815. As such, the Company accounts for both instruments as derivatives and marks to market both instruments each reporting period. At March 31, 2010, the Bifurcated Conversion Feature had a fair value of $38.1 and was recorded as a long term derivative liability, and the Call Options had a fair value of $31.4 and were recorded as long term derivative assets (Note 6).
     The Warrants meet the definition of derivatives under ASC 815; however, because these instruments have been determined to be indexed to the Company’s common stock and to have met the requirement to be classified as equity instruments, the instruments are not subject to the fair value provisions of ASC 815 (Note 13).
     At March 31, 2010, the carrying value of the Notes was $136.9 which consists of $175.0 face amount net of $38.1 of debt discount. The fair value of the Notes was $189.4 which includes $38.1 representing the fair value of the Bifurcated Conversion Feature. The fair value of the Notes was determined using a binomial lattice valuation model (Note 13). Included in interest expense for the quarter ended March 31, 2010 was an immaterial amount of cash interest accrual on the Notes.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
8. Secured Debt and Credit Facilities
Secured debt consisted of the following:

	March 31,	December 31,
	2010	2009
Revolving Credit Facility	$—	$—
Other	7.1	7.1

Total	7.1	7.1
Less — Current portion	—	—

Long-term secured debt	$7.1	$7.1

     On March 23, 2010, the Company and certain of its subsidiaries entered into a $200.0 revolving credit facility with a group of lenders (“the Revolving Credit Facility”), of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility amended and restated the Senior Secured Revolving Credit Agreement, dated as of July 6, 2006 which provided for the Company’s $265.0 revolving credit facility. In connection with the amendment, the Company expensed $.4 of unamortized deferred financing costs relating to the Senior Secured Revolving Credit Agreement and incurred $2.6 of additional financing costs which have been capitalized at March 31, 2010. The deferred financing costs will be amortized over the term of the Revolving Credit Facility on a Straight-line basis.
     Under the Revolving Credit Facility, the Company is able to borrow from time to time an aggregate amount equal to the lesser of $200.0 or a borrowing base comprised of certain percentages of eligible accounts receivable and eligible inventory, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility matures in March 2014, at which time all amounts outstanding under the Revolving Credit Facility will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $250.0.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth in the Revolving Credit Facility. The Revolving Credit Facility places limitations on the ability of the Company and certain of its subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares.
     The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds relating thereto of the Company and its domestic operating subsidiaries. At March 31, 2010, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     At March 31, 2010, based on the borrowing base determination in effect as of that date, the Company had $173.3 available under the Revolving Credit Facility, of which $9.9 was being used to support outstanding letters of credit, leaving $163.4 of availability. There were no borrowings under the Revolving Credit Facility at March 31, 2010, but the interest rate applicable to any borrowings under Revolving Credit Facility would have been 5.25% at March 31, 2010 for overnight borrowings.
     Other. As of March 31, 2010, the Company had a promissory note (the “Promissory Note”) in the amount of $7.0 in connection with the Company’s purchase of the previously leased land and buildings associated with its Los Angeles, California facility in December 2008. Interest is payable on the unpaid principal balance of the Promissory Note monthly in arrears at the prime rate, as defined in the Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on February 1, 2012 and the remaining $3.5 will be due on February 1, 2013. The Promissory Note is secured by a deed of trust on the property. For both three month periods ended March 31, 2010 and March 31, 2009, the Company incurred $.1 of interest expense relating to the Promissory Note. The interest rate applicable to the Promissory Note was 4.75% at March 31, 2010.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
9. Income Tax Matters
Tax Provision. The provision for income taxes for the quarters ended March 31, 2010 and March 31, 2009 consisted of:

	Quarter Ended
	March 31,
	2010	2009
Domestic	$5.2	$1.8
Foreign	1.0	1.3

Total	$6.2	$3.1

     The income tax provision for the quarter ended March 31, 2010 was $6.2, or an effective tax rate of 41.4%. The difference between the effective tax rate and the projected blended statutory tax rate was primarily related to unrecognized tax benefits, including interest and penalties of $.5 resulting in a 3.6% increase in the effective tax rate.
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
     At December 31, 2009, the Company had $858.2 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the United States. Of the NOL carryforwards at December 31, 2009, $1.2 relate to the excess tax benefits from employee restricted stock. Equity will be increased by $1.2 if and when such excess tax benefits are ultimately realized. Such NOL carryforwards expire periodically through 2027. The Company also had $31.1 of alternative minimum tax credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
     To preserve the NOL carryforwards that may be available to the Company, the Company’s certificate of incorporation was amended and restated in July 2006 to, among other things, include certain restrictions on the transfer of the Company’s common stock. In connection with the amendment and restatement, the Company and the Union VEBA, the Company’s largest stockholder, entered into a stock transfer restriction agreement.
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
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited and issued assessment notices for 1998 through 2001 for which Notices of Objection have been filed. In addition, the Canada Revenue Agency has audited and issued assessment notices for 2002 through 2004, of which $7.9 has been paid to the Canada Revenue Agency against previously accrued tax reserves in the third quarter of 2009. There is an additional Canadian Provincial income tax assessment of $1.1, including interest, for the 2002 through 2004 income tax audit that is anticipated to be paid against previously accrued tax reserves within the next twelve months. Certain past years are still subject to examination by taxing authorities, and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
     The Company had gross unrecognized tax benefits of $16.3 and $15.6 at March 31, 2010 and December 31, 2009, respectively. The change during the quarter ended March 31, 2010 was primarily due to currency fluctuations and a change in tax position. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. The Company had approximately $6.5 and $6.2 accrued at March 31, 2010 and December 31, 2009, respectively, for interest and penalties. Of the $6.5 of total interest and penalties at March 31, 2010, $.4 is included in current liabilities and $6.1 is included in Long-term liabilities in the Consolidated Balance Sheets. Of the $6.2 of total interest and penalties at December 31, 2009, $.3 is included in current liabilities and $5.9 is included in Long-term liabilities in the Consolidated Balance Sheets. During the quarter ended March 31, 2010, the Company recognized approximately $.4 in interest and penalties. During the quarter ended March 31, 2010, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $.4 currency translation adjustment that was recorded in Accumulated other comprehensive income (loss). The Company expects its gross unrecognized tax benefits to be reduced by $.7 within the next twelve months related to a Canadian income tax audit.
10. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of (in whole dollars) $1.00 per hour worked for each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL — CIO, CLC (the “USW”) and International Association of Machinists and certain other unions at certain of the Company’s production facilities, except that the monthly contributions per hour worked by each bargaining unit employee to a pension plan sponsored by the USW at the Company’s Newark, Ohio and Spokane, Washington facilities will increase to $1.25 starting July 2010 and to $1.50 in July 2014. The Company currently estimates that contributions will range from $2 to $4 per year through 2013.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at four of these production facilities ranging from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age. The Company currently estimates that contributions to such plans will range from $1 to $3 per year.

•	A defined benefit plan for salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2009, approximately 55% of the plan assets were invested in equity securities, 40% of plan assets were invested in debt securities and the remaining plan assets were invested in short term securities. The Company’s investment committee reviews and evaluates the investments portfolio. The asset mix target allocation on the long term investments is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short term securities.

•	A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service as of January 1, 2004. All new hires after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that contributions to such plan will range from $4 to $6 per year.

•	A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan, as a result of the limitations imposed by the Internal Revenue Code. Despite the plan being an unfunded plan, the Company makes an annual contribution to a Rabbi Trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of the Company’s general creditors, and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the Rabbi Trust relating to the deferred compensation plan are accounted for as available for sale securities and are included as Other assets on the Consolidated Balance Sheets (Note 6). Liabilities relating to the deferred compensation plan are included on the Consolidated Balance Sheets as Long-term liabilities (Note 6).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
     Postretirement Medical Obligations. As a part of the Company’s reorganization, the Company’s postretirement medical plan was terminated in 2004. Participants were given the option of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), with the Company’s filing of its plan of reorganization as the qualifying event, or participation in the applicable VEBA (the Union VEBA or the VEBA that provides benefits for certain other eligible retirees and their surviving spouse and eligible dependents (the “Salaried VEBA”)). Qualifying bargaining unit employees who do not, or are not eligible to, elect COBRA coverage are covered by the Union VEBA. The Salaried VEBA covers all other retirees including employees who retired prior to the 2004 termination of the prior plan or who retire with the required age and service requirements so long as their employment commenced prior to February 2002. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
     As of March 31, 2010, the Union VEBA owned 4,392,265 shares of the Company’s common stock. A stock transfer restriction agreement between the Union VEBA and the Company places certain restrictions on the Union VEBA relating to the sale of shares of the Company’s common stock owned by the Union VEBA (see Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). The number of shares of the Company’s common stock that generally may be sold by the Union VEBA during any 12-month period without further approval of our Board of Directors is 1,321,485. On April 2, 2010, the Company filed a registration statement on Form S-3 for the resale of the shares of the Company’s common stock held by the Union VEBA in response to a demand by the Union VEBA under a registration rights agreement entered into by the Company and the VEBA Trust on July 6, 2006. While the registration statement provides for registration of all shares of our common stock owned by the Union VEBA, the Union VEBA will continue to be prohibited from selling more than 1,321,485 shares of our common stock during any 12-month period without the approval of the our Board of Directors. The Union VEBA is also permitted to sell all or some portion of these shares in transactions exempt from the registration requirements of applicable securities laws, including Rule 144 of the Securities Act.
     During the first quarter of 2010, the Union VEBA sold 453,200 shares. The 453,200 shares sold resulted in (i) an increase of $17.3 in VEBA assets at an approximately $38.25 weighted average per share price realized by the Union VEBA, (ii) a reduction of $10.9 in common stock owned by Union VEBA (at $24.02 per share reorganization value), and (iii) the difference between the two amounts, net of tax adjustment, was credited to Additional capital. As of March 31, 2010, the Union VEBA owned approximately 23% of the Company’s outstanding common stock.
     The Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution. In connection with the renewal and ratification of a labor agreement with the members of the USW at the Company’s Newark, Ohio and Spokane, Washington facilities on January 20, 2010, the Company agreed to extend its obligation to make an annual variable cash contribution to the Union VEBA to September 30, 2017. Under this obligation, the amount to be contributed to the VEBAs through September 2017 is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable within 120 days following the end of fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements), whichever is earlier. The Union VEBA is managed by four trustees (two appointed by the Company and two appointed by the USW) and the assets are managed by an independent fiduciary.
     Amounts owing by the Company to the VEBAs are recorded in the Company’s Consolidated Balance Sheets under Other accrued liabilities, with a corresponding increase in Net assets in respect of VEBAs. At December 31, 2009, the Company had preliminarily determined that $2.4 was owed to the VEBAs (comprised of $2.0 to the Union VEBA and $.4 to the Salaried VEBA). During the first quarter of 2010, actual payments to the Union VEBA and Salaried VEBA were $2.4 and $.4, respectively. In addition to contribution obligations, the Company is obligated to pay one-half of the administrative expenses of the Union VEBA, up to $.3 in each successive year, which cap became effective in 2008. During 2009, the Company paid $.3 in administrative expenses of the Union VEBA.
     For accounting purposes, after discussions with the staff of the SEC, the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. While the Company’s only obligation to the VEBAs is to pay the annual variable contribution amount and the Company has no control over the plan assets, the Company nonetheless accounts for net periodic postretirement benefit costs in accordance with

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
ASC Topic 715, Compensation — Retirement Benefits, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s financial statements. Such information must be obtained from the Salaried VEBA and Union VEBA on a periodic basis. In general, as more fully described below, given the significance of the assets currently available and expected to be available to the VEBAs in the future and the current level of benefits, the cap does not impact the computation of the accumulated postretirement benefit obligation. However, should the benefit formulas being used by the VEBAs increase and/or if the assets were to substantially decrease, it is possible that existing assets may be insufficient alone to fund such benefits and that the benefits to be paid in future periods could be reduced to the amount of annual variable contributions reasonably expected to be paid by the Company in those years. Any such limitations would also have to consider any remaining amount of excess pre-emergence VEBA contributions made.
     Components of Net Periodic Benefit Cost and Cash Flow and Charges. The following tables present the components of net periodic benefit cost for the quarters ended March 31, 2010 and March 31, 2009:

	Quarter Ended
	March 31,
	2010	2009
VEBAs:
Service cost	$.7	$.5
Interest cost	4.0	4.7
Expected return on plan assets	(5.2)	(5.2)
Amortization of prior service cost	1.0	.4
Amortization of net loss	(.1)	.9

	.4	1.3
Deferred compensation plan	.7	—
Defined contributions plans	3.9	3.0

	$5.0	$4.3

The following tables present the allocation of these charges:

	Quarter Ended
	March 31,
	2010	2009
Fabricated Products segment	$3.4	$2.5
Corporate and Other segment	1.6	1.8

	$5.0	$4.3

     For all periods presented, substantially all of the Fabricated Products segment’s related charges are in Cost of products sold, excluding depreciation, amortization and other items, with the balance being in Selling, administrative, research and development and general expense.
     See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for key assumptions used with respect to the Company’s pension plans and key assumptions made in computing the net obligation of each VEBA.
11. Employee Incentive Plans
Short term incentive plans
     The Company has a short term incentive compensation plan for senior management and certain salaried employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
the plan are based primarily on EVA of the Company’s Fabricated Products segment, adjusted for certain safety and performance factors. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.
     Long term incentive plans
     General. On July 6, 2006, the 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”) became effective. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors and directors emeritus of the Company, are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016. No grants will be made after that date, but all grants made on or prior to that date will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination. In December 2008, the Company amended the Equity Incentive Plan to include a new French sub-plan in order to issue restricted stock units to eligible employees of the Company’s French subsidiary. Under the French sub-plan, the restriction period on the restricted stock units cannot be shorter than two years from the date of grant and the holder of such restricted stock units is not entitled to dividend equivalent payments in the event that the Company declares dividends on shares of its common stock. In June 2009, the Company amended the Equity Incentive Plan to clarify and confirm that directors emeritus are permitted to participate in the Equity Incentive Plan. In February 2010, the Company amended the Equity Incentive Plan to clarify and confirm the compensation committee’s authority in connection with the establishment of performance goals.
     Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, upon its effectiveness 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan. At March 31, 2010, 524,339 common shares were available for additional awards under the Equity Incentive Plan.
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for the quarters ended March 31, 2010 and March 31, 2009 were as follows:

	Quarter Ended
	March 31,
	2010	2009
Service-based vested and non-vested common shares and restricted stock units	$1.0	$2.3
Performance shares	.5	.1
Service-based stock options	.1	.1

Total compensation charge	$1.6	$2.5

     Non-vested Common Shares, Restricted Stock Units, and Performance Shares. The Company grants non-vested common shares to its non-employee directors, directors emeritus, executives officers and other key employees. The non-vested common shares granted to non-employee directors and a director emeritus are generally subject to a one year vesting requirement. The non-vested common shares granted to executive officers and senior management are generally subject to a three year cliff vesting requirement. The non-vested common shares granted to other key employees are generally subject to a three year graded vesting requirement. In addition to non-vested common shares, the Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. With the exception of restricted stock units granted under the French sub-plan, restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. Restricted stock units granted under the French sub-plan vest two-thirds on the second anniversary of the grant date and one-third on the third anniversary of the grant date.
     The fair value of the non-vested common shares and restricted stock units are based on the grant date market value of the common shares and amortized over the requisite service period on a ratable basis, after assuming an estimated forfeiture rate. From time to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is also based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense.
     The Company grants performance shares to executive officers and other key employees under the Company’s LTI programs. Awards under existing programs are subject to performance requirements pertaining to the Company’s EVA performance, measured over a three year performance period. EVA is a measure of the excess of the Company’s pretax operating income for a particular year over a pre-determined percentage of the net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three year performance periods. The vesting of performance shares and related issuance and delivery of common shares earned, if any, under the 2008-2010 LTI program, 2009-2011 LTI program and 2010-2012 LTI program will occur in 2011, 2012 and 2013, respectively. Performance shares holders are entitled to receive dividend equivalent payments on the target number of performance shares upon declaration of dividends by the Company’s Board of Directors. Performance share holders do not receive voting rights through the ownership of such performance shares.
     The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three year performance periods on a ratable basis.
     The fair value of the non-vested common shares, restricted stock units, and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the quarter ended March 31, 2010 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-		Weighed-
		Average		Average
		Grant-Date		Grant- Date
	Shares	Fair Value	Units	Fair Value
Non-vested shares and restricted stock units at January 1, 2010	254,152	$32.74	7,528	$18.13
Granted	82,867	34.13	2,362	36.23
Vested	(13,050)	22.39	(523)	24.63
Forfeited	—	—	—	—

Non-vested shares and restricted stock units at March 31, 2010	323,969	$33.51	9,367	$22.33

A summary of the activity with respect to the performance shares for the quarter ended March 31, 2010 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at January 1, 2010	508,214	$23.75
Granted	205,789	34.13
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2010	714,003	$26.74

     For the quarter ended March 31, 2009, 180,696 non-vested common shares, 5,181 shares of restricted stock units and 455,880 performance shares were granted to employees. Each of the foregoing grants has a weighted-average grant date fair value per share of $16.74. During the quarter ended March 31, 2009, 2,542 non-vested shares and 91 restricted stock units vested. The weighted-average

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
grant date fair value per share of the non-vested shares and restricted stock units that vested during such period was $75.67 and $74.82, respectively.
     As of March 31, 2010, there was $5.6 of unrecognized gross compensation cost related to the non-vested common shares and the restricted stock units and $4.5 of unrecognized gross compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 2.2 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.6 years.
     Stock Options. As of March 31, 2010, the Company had 22,077 outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 and have a contractual life of ten years. One third of options vested on each of April 3, 2008, April 3, 2009, and April 3, 2010. The weighted-average fair value of the options granted was $39.90 (see Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for key assumptions used in the Black Scholes valuation model). No new options were granted during the quarter ended March 31, 2010.
     A summary of the Company’s stock option activity for the quarter ended March 31, 2010 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Life	Value
			(In years)	(In millions)
Outstanding at January 1, 2010	22,077	$80.01
Grants	—	—
Forfeited	—	—
Exercise	—	—

Outstanding at March 31, 2010	22,077	$80.01	7.00	$—

Fully vested and expected to vest at March 31, 2010	22,077	$80.01	7.00	$—

Exercisable at March 31, 2010	15,143	$80.01	7.00	$—

     At March 31, 2010, there was no significant unrecognized gross compensation expense related to stock options, as all unvested options became fully vested on April 3, 2010.
12. Commitments and Contingencies
     Commitments. The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (Notes 7, 8 and 13).
     Refer to Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for information relating to minimum rental commitments under operating leases. There have been no material changes to such scheduled rental commitments as of the filing of this Report.
     Environmental Contingencies. The Company and its subsidiaries are subject to a number of environmental laws, fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.
     Based on the Company’s evaluation of the existing environmental matters, the Company had environmental accruals totaling $8.2 at March 31, 2010. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the Company’s assessment of the likely remediation action to be taken. The Company expects that these remediation actions will be taken over the next several years and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
estimates that expenditures to be charged to these environmental accruals will be approximately $1.8 in 2010, $2.6 in 2011, $1.0 in 2012, $.9 in 2013, and $1.9 in 2014 and years thereafter.
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
13. Derivative Financial Instruments and Related Hedging Programs
Overview
     In conducting its business, the Company, from time-to-time, enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to the sale of fabricated aluminum products and the purchase of metal used as raw materials for its fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in its production process, and (iii) foreign currency requirements with respect to its cash commitments for equipment purchases and with respect to its foreign subsidiaries and affiliate, and in March 2010, the Company entered into the Call Options to limit its exposure to the cash conversion feature of the Notes (Note 7). From time-to-time, the Company may modify the terms of its derivative contracts based on operational needs or financing objectives. As the Company’s operational hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting during the life of the derivative contract, significant unrealized, non-cash gains and losses are recorded in the income statement. The Company may also be exposed to margin calls, which the Company tries to minimize or offset through counterparty credit lines and/or the use of options. The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
Hedges of Operational Risks
     The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company has price risk on its anticipated primary aluminum purchases in respect of the customers’ orders. The Company uses third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements. Unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
     During the quarters ended March 31, 2010 and March 31, 2009, total fabricated products shipments that contained fixed price terms were (in millions of pounds) 22.4 and 47.4, respectively. At March 31, 2010, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum for the remainder of 2010, 2011 and 2012 totaling approximately (in millions of pounds): 71.1, 78.9 and 13.4, respectively.
Hedges Relating to the Notes
     In March 2010, the Company issued $175.0 aggregate principal amount of the Notes. Holders may convert their Notes into cash before January 15, 2015, in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on and after January 1, 2015 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. The conversion feature can only be settled in cash and is required to be bifurcated from the Notes and treated as a separate derivative instrument under ASC 815 (Note 1). In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased the Call Options. Both the Bifurcated Conversion Feature and the Call Options are measured at fair value with unrealized gains and losses recorded in Other income (expense) within the Company’s Statements of Consolidated Income. The Company expects the gain or loss from the Call Options to substantially offset the gain or loss associated with changes to the valuation of the Bifurcated Conversion Feature. Accordingly, the Company does not expect there to be a material net impact to the Consolidated Statement of Income associated with the Bifurcated Conversion Feature and the Call Options. In connection with the issuance of the Notes, the Company also entered into warrant transactions pursuant to which the Company sold to the Option Counterparties the Warrants (Note 7). The Warrants meet the definition of derivatives under ASC 815; however, because these instruments have been determined to be indexed to the Company’s own stock and to have met the requirement to be classified as equity instruments, the instruments are not subject to the fair value provisions of ASC 815.
     The following table summarizes the Company’s material derivative positions at March 31, 2010:

		Notional
		Amount of
		Contracts
Commodity	Period	(mmlbs)	Market Value
Aluminum —
Option purchase contracts	4/10 through 12/11	89.6	$9.6
Fixed priced purchase contracts	4/10 through 12/12	128.0	$14.3
Fixed priced sales contracts	4/10 through 12/11	23.3	$(4.1)
Regional premium swap contracts[1]	4/10 through 12/11	132.3	$.2

		Notional
		Amount of
		Contracts
Energy	Period	(mmbtu)	Market Value
Natural gas —
Option purchase contracts	8/10 through 12/12	10,400,000	$(3.0)
Fixed priced purchase contracts[2]	4/10 through 2/11	430,000	$(.4)

		Notional
		Amount of
		Contracts
Hedges Relating to the Notes	Period	(Common Shares)	Market Value
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,621,608	$(38.1)
Call Options[3]	3/10 through 3/15	3,621,608	$31.4

[1]	Regional premiums represent the premium over the LME price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

[2]	As of March 31, 2010, the Company’s exposure to fluctuation in natural gas prices had been substantially limited for approximately 65% of the expected natural gas purchases for 2010, approximately 71% of the expected natural gas purchases for 2011 and approximately 53% of the expected natural gas purchases for 2012.

[3]	The Bifurcated Conversion Feature represents the cash conversion feature of the Notes. To hedge against the potential cash outflows associated with the Bifurcated Conversion Feature, the Company purchased cash-settled Call Options. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company’s common stock, the Call Options may only be settled in cash.
     The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets. (Note 6). The Company’s derivative contracts are valued at fair value using significant observable and unobservable inputs.
     Commodity, Foreign Currency and Energy Hedges — The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The Company has some derivative contracts, however, that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     Bifurcated Conversion Feature and Call Options — The value of the Bifurcated Conversion Feature was the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued using a binomial lattice valuation model. Significant inputs to these models are the Company’s stock price, risk-free rate, credit spread, dividend yield, expected volatility of the Company’s stock price, and probability of certain corporate events, all of which are observable inputs by market participants.
The significant assumptions used in the determining the fair value of the Notes were as follows:

Dividend yield (per share)[1]	$.24
Risk-free interest rate[2]	2.60%
Credit spread (basis points) [3]	516
Expected volatility rate[4]	32%

[1]	The Company used a discrete quarterly dividend payment of $.24 per share based on historical and expected future quarterly dividend payments.

[2]	The risk-free rate is based on the five-year Constant Maturity Treasury rate on the issuance date, compounded semi-annually.

[3]	The Company’s credit rating is estimated to be between BB and B+ based on comparisons of its financial ratios and size to those of other rated companies. Using the Merrill Lynch High Yield index, the Company identified credit spreads for other debt issuances with similar credit ratings and used the median of such credit spreads.

[4]	The volatility rate represents the implied volatility rate derived from the prices paid for the Call Options which have the same strike price as the Notes.
     The fair value of the Notes without the cash conversion feature is the present value of the series of fixed income cash flows with a mandatory redemption in 2015. The fair value of the Call Options represents the price paid for such Call Options on the purchase date, which approximates market value. The Call Options are expected to substantially eliminate the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that it may be required to make upon the conversion of the Notes.
     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2010:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$16.0	$—	$16.0
Aluminum option contracts	—	12.3	—	12.3
Natural gas option contracts		.7		.7
Call Options	—	31.4	—	31.4
Midwest premium swap contracts	—	—	.4	.4

Total	$—	$60.4	$.4	$60.8

Derivative liabilities:
Aluminum swap contracts	$—	$(5.8)	$—	$(5.8)
Aluminum option contracts	—	(2.7)	—	(2.7)
Natural gas swap contracts	—	(.4)	—	(.4)
Natural gas option contracts	—	(3.7)	—	(3.7)
Bifurcated Conversion Feature	—	(38.1)	—	(38.1)
Midwest premium swap contracts	—	—	(.2)	(.2)

Total	$—	$(50.7)	$(.2)	$(50.9)

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2010	$—
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	.3
Purchases, sales, issuances and settlements	(.1)
Transfers in and (or) out of Level 3	—

Balance at March 31, 2010	$.2

Total gains included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at March 31, 2010	$.2

     The realized and unrealized gains (losses) for the quarters ended March 31, 2010 and March 31, 2009 were as follows:

	Quarter Ended
	March 31,
	2010	2009
Realized losses:
Aluminum	$(.7)	$(5.6)
Foreign Currency	—	(6.5)
Natural Gas	(.1)	(4.3)

Total realized losses	$(.8)	$(16.4)

Unrealized gains (losses):
Aluminum	$3.4	$(9.0)
Foreign Currency	—	4.3
Natural Gas	(3.2)	.4

Total unrealized gains (losses)	$.2	$(4.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
     All of the Company’s commodity and foreign currency derivative contracts contain credit-risk related contingencies. If the fair value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the fair value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both March 31, 2010 and December 31, 2009, the Company had no margin deposits with or held from its counterparties.
14. Earnings Per Share
     Basic and diluted earnings per share for the quarters ended March 31, 2010 and March 31, 2009 were calculated as follows:

	Quarter Ended
	March 31,
	2010	2009
Numerator:
Net Income	$8.8	$3.8
Less: net income attributable to participating securities[1]	(.1)	(.1)

Net income available to common stockholders	$8.7	$3.7

Denominator:
Weighted-average number of common shares outstanding — Basic	20,020,309	19,492,215

Weighted-average number of common shares outstanding — Diluted	20,020,309	19,492,215

Income per common share:
Basic	$.44	$.19
Diluted	$.44	$.19
The following table provides a detail of net income attributable to participating securities for quarter ended March 31, 2010 and March 31, 2009:

	Quarter Ended
	March 31,
	2010	2009
Net income attributable to participating securities:[1]
Distributed income	$.1	$.1
Undistributed income	—	—

Total net income attributable to participating securities	$.1	$.1

Percentage of undistributed net income apportioned to participating securities	1%	1%

[1]	Net income attributable to participating securities for a given period includes both distributed and undistributed net income, as applicable. Distributed net income attributed to participating securities represents dividend and dividend equivalents declared on the participating securities that the Company expects to ultimately vest. Undistributed net income for a given period, if any, is apportioned to common stockholders and participating securities based on the weighted average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. Undistributed losses are not allocated to participating securities however, as such securities do not have an obligation to fund net losses of the Company.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)
     In computing the diluted weighted average common shares outstanding for the quarters ended March 31, 2010 and March 31, 2009, the Company used the two-class method, assuming that participating securities are not exercised, vested or converted. The Company included the dilutive effect of stock options in calculating the diluted weighted average common shares. Options to purchase 22,077 common shares at an average exercise price of $80.01 per share were outstanding at both March 31, 2010 and March 31, 2009. The potential dilutive effect of such shares was zero for each of the quarters ended March 31, 2010 and March 31, 2009. Warrants to purchase approximately 3.6 million common shares at an average exercise price of approximately $61.36 per share, which were issued in March 2010, were outstanding at March 31, 2010. The potential dilutive effect of shares underlying the Warrants was zero for the quarter ended March 31, 2010.
     The Company paid a total of approximately $4.9 (or $.24 per common share) and $4.8 ($.24 per common share) in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of any performance shares with respect to one half of the performance shares, in each of the quarter ended March 31, 2010 and March 31, 2009, respectively.
     On March 29, 2010, the Company used $44.2 of the proceeds from the issuance of the Notes to repurchase 1,151,900 shares of its common stock at a price of $38.35 per share. The cost of shares repurchased was recorded as Treasury stock.
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
     The Company has one reportable segment, Fabricated Products. The Fabricated Products segment sells value-added products such as aluminum sheet and plate, extruded and drawn products, and forgings which are used in a wide range of industrial applications, including automotive, aerospace and general engineering end-use applications. Prior to September 30, 2009, the Company also had a Primary Aluminum segment, which produced, through the Company’s interest in Anglesey, and sold commodity grade products as well as value-added products such as ingot and billet for which the Company received a premium over fluctuating commodity market prices, and conducted hedging activities with respect to the Company’s exposure to primary aluminum price risk and British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations.
     Following the cessation of the smelting operations at Anglesey on September 30, 2009, the Company’s operations consist of the Fabricated Products segment, and three business units which consist of Secondary Aluminum, Hedging, and Corporate and Other. The Secondary Aluminum business unit sells value added products such as ingot and billet, produced from Anglesey, for which the Company receives a portion of a premium over normal commodity market prices. The Hedging business unit conducts hedging activities with respect to the Company’s exposure to primary aluminum prices and conducted hedging activities with respect to British Pound Sterling exchange rate risks relating to Anglesey’s smelting operations through September 30, 2009. The Corporate and Other business unit provides general and administrative support for the Company’s operations. For purposes of segment reporting under GAAP, the Company treats the Fabricated Products segment as a reportable segment and combines the three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which is referred to as All Other. All Other is not considered a reportable segment.
     The accounting policies of the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and as further described in Note 1 of this Report. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or other operating charges, net.
Financial information of the Fabricated Products segment and All Other for the quarters ended March 31, 2010 and March 31, 2009 is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Quarter Ended
	March 31,
	2010	2009
Net sales:
Fabricated Products	$267.2	$240.8
All Other[1]	.3	25.1

	$267.5	$265.9

[1]	For the quarter ended March 31, 2009, Net sales in All Other represent net sales relating to Anglesey’s smelting operations. In connection with Anglesey’s remelt operation beginning in the fourth quarter of 2009, the Company changed its basis of revenue recognition from a gross basis to a net basis (Note 1).

	Quarter Ended
	March 31,
	2010	2009
Operating income:
Fabricated Products 1 3	$23.0	$14.0
All Other2 3	(8.2)	(6.8)

Total operating income	$14.8	$7.2
Interest expense	—	(.2)
Other income (expense), net	.2	(.1)

Income before income taxes	$15.0	$6.9

[1]	Operating results in the Fabricated Products segment for March 31, 2010 and March 31, 2009 included LIFO inventory (charges) benefits of $(9.2) and $11.2, respectively. Also included in the operating results for March 31, 2009 was a lower of cost or market inventory write-down of $9.3.

[2]	Operating results in All Other included realized and unrealized hedging gains (losses) on the Company’s Pound Sterling and metal derivative positions and impairment charges of the Company’s investment in Anglesey in 2009. Operating results in 2010 included realized and unrealized hedging gains (losses) on the Company’s metal derivative positions.

[3]	Operating results of the Fabricated Products segment and All Other include gains (losses) on intercompany hedging activities related to metal. These amounts eliminate in consolidation. Internal hedging losses related to metal in the Fabricated Products segment were $.6 and $19.6 for the quarters ended March 31, 2010 and March 31, 2009, respectively. Conversely, All Other included such amounts as gains for the quarters ended March 31, 2010 and March 31, 2009, respectively.

	Quarter Ended
	March 31,
	2010	2009
Depreciation and amortization:
Fabricated Products	$4.0	$4.1
All Other	—	—

	$4.0	$4.1

Capital expenditures, net of change in accounts payable:
Fabricated Products	$(13.5)	$(22.2)
All Other	(.4)	—

	$(13.9)	$(22.2)

	March 31,	December 31,
	2010	2009
Assets:
Fabricated Products	$476.8	$457.6
All Other[1]	794.6	627.9

	$1,271.4	$1,085.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

[1]	Assets in All Other primarily represents all of the Company’s cash and cash equivalents, derivative assets, net assets in respect of VEBA and net deferred income tax assets.

	Quarter Ended
	March 31,
	2010	2009
Income taxes paid:
Fabricated Products —
United States	$—	$—
Canada	.1	.3

	$.1	$.3

16. Restructuring costs and other charges
     In December 2008, the Company announced plans to close operations at its Tulsa, Oklahoma facility and significantly reduce operations at its Bellwood, Virginia facility. The Tulsa, Oklahoma and the Bellwood, Virginia facilities produced extruded rod and bar products sold principally to service centers for general engineering applications. The closing of operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. The restructuring efforts initiated during the fourth quarter of 2008 were substantially completed by the end of the first quarter of 2009.
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
     The Company reversed $.6 of restructuring charges during the quarter ended March 31, 2010 in connection with the above restructuring efforts. Of this amount, $.4 represents a revision of previously estimated employee termination costs at March 31, 2010, due to the rehiring of certain employees at the Company’s Bellwood, Virginia facility. During the quarter ended March 31, 2009, the Company recorded $1.2 of restructuring charges in connection with the 2008 restructuring efforts, consisting primarily of contract termination and facility shut-down costs.
     All restructuring costs and other charges described above were incurred and recorded in the Company’s Fabricated Products segment.
     Of the total cash restructuring charges recorded in connection with fourth quarter 2008 and second quarter 2009 restructuring plans, approximately $2.3 and $1.5 of restructuring obligations remained as of December 31, 2009 and March 31, 2010, respectively. The following table summarizes the activity relating to cash obligations arising from the Company’s restructuring plans:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Employee
	Termination and
	Other Personnel	Facility related
	Costs	costs	Total
Restructuring obligations at December 31, 2009	$2.3	$—	$2.3
Cash restructuring costs recorded in the quarter ended March 31, 2010	(.4)	—	(.4)
Cash payments during the quarter ended March 31, 2010	(.4)	—	(.4)

Restructuring obligations at March 31, 2010	$1.5	$—	$1.5

17. Supplemental cash flow information

	Quarter Ended
	March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$.5	$.5

Income taxes paid	$.1	$.3

18. Subsequent events
     The Company has evaluated events subsequent to March 31, 2010, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represent subsequent events that merit disclosure herein:
     On April 12, 2010, the Company announced that it has declared a quarterly cash dividend of $.24 per common share to stockholders of record at the close of business on April 26, 2010. Such amount will be paid on or about May 14, 2010.
     Subsequent to March 31, 2010 through April 23, 2010, the Union VEBA sold 378,846 shares of the Company’s common stock in the open market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report.
     This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009,and Part II, Item 1A. “Risk Factors” included in this Report identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
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
     We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009.
     In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period to period, (i) are particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as fluctuations in underlying metal prices, natural gas prices, currency exchange rates and our stock prices.
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
     We currently operate nine focused production facilities in the United States and one in Canada. Through these facilities, we produced and shipped approximately 429 million pounds of semi-fabricated aluminum products in 2009, which comprised 91% of our total consolidated net sales of approximately $1.0 billion. During the quarter ended March 31, 2010, we produced and shipped approximately 128 million pounds of semi-fabricated aluminum products which comprised effectively all of our total consolidated net sales of approximately $268 million. In addition to these facilities, our new world-class remelt and extrusion plant located in Kalamazoo, Michigan is on track to be fully operational in late 2010. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and our served markets in order to maximize the efficiency of product flow to our customers.

     A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers, or (ii) financial derivatives to shield us from exposure related to firm price sales contracts that specify the underlying metal price and a conversion cost for the sale. Primary aluminum prices increased over the last half of 2009 and through the end of first quarter of 2010. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for three months periods ended March 31, 2010 and March 31, 2009 were $.98 and $.62, respectively. At April 23, 2010, the LME transaction price per pound was $1.03.
     Our highly engineered products are produced to meet demanding aerospace and defense, general engineering, automotive and custom industrial applications. We have focused our business on select end market applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with a broad product offering, “Best in Class” customer satisfaction and the ability to provide superior products through our Kaiser Select® product line. Our blue-chip customer base includes some of the top names in the industry, with whom we share long-standing relationships. We believe we are a supplier of choice to many customers in the aerospace and defense, automotive and general industrial market segments.
     In the commercial aerospace sector we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes and larger payloads, as well as a renewed focus on fuel efficiency have increased the demand for new and larger aircraft. It has been reported that the two largest aircraft manufacturers each have an existing geographically diverse order backlog that extends in excess of six years. We believe that the long-term demand drivers including growing build rates, larger airframes and monolithic design used throughout the industry will continue to increase demand for our high strength aerospace plate. Monolithic design and construction utilizes aluminum plate that is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds.
     Our products are also sold into defense end markets. Demand for armor plate continues due primarily to the ongoing requirements of active military engagements. Longer term, we expect production of the F-35, or Joint Strike Fighter, will also drive demand for our high strength products.
     Commercial aerospace and defense applications have demanding customer requirements for quality and consistency. As a result, there are a very limited number of suppliers worldwide who are qualified to serve these market segments and we believe barriers to entry exist due to capital requirements, technological expertise and critical safety qualifications.
     We expect the 2010 North American automotive sector build rates to increase approximately 35% from 2009, while still remaining well below historical levels in the near term. Our products typically have specific performance attributes in terms of machinability, energy absorption and mechanical properties for specific applications across a broad mix of North American OEMs and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically “Tier-1” automotive suppliers. Additionally, we believe that in North America from 2001 to 2008, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 5%, as automotive original equipment manufacturers, or OEMs, and their suppliers attempted to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum parts in passenger vehicles as a replacement for heavier weight steel.
     Our general engineering products serve the North American industrial market segments, and demand for these products generally tracks the broader economic environment. We expect a gradual recovery in demand throughout the supply chain as the economy continues to rebound. Our metal service center customers have substantially reduced inventories and are expected to commence restocking as confidence in market demand builds.
     For purposes of segment reporting under United States Generally Accepted Accounting Principles (“GAAP”), we treat the Fabricated Products segment as its own reportable segment. We combine the three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which we refer to as All Other. All other is not considered a reportable segment (see Note 15 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).

     Highlights of the quarter ended March 31, 2010 include:
•	Fabricated Products segment shipments of 128 million pounds, a 14% increase from the fourth quarter of 2009 and a 17% increase from the first quarter of 2009, primarily a result of stronger demand in the general engineering and automotive end-use applications.

•	Fabricated Products segment operating income reflecting higher value-added revenues and continued improvement in manufacturing cost efficiencies. Operating income was negatively impacted by approximately $3 million of costs related to our new remelt and extrusion plant located in Kalamazoo, Michigan and a signing bonus related to the new USW labor agreement successfully negotiated in early 2010.

•	Consolidated net income of $8.8 million, or $.44 per diluted share.

•	Continued installation and testing of equipment at our new rod and bar extrusion facility in Kalamazoo, Michigan. The Kalamazoo facility is an important next step in advancing our competitive positioning. It is also expected to provide capacity to facilitate profitable automotive sales growth driven by increasing demand for aluminum extrusions to achieve more fuel-efficient vehicles. The start-up is progressing on schedule to be fully operational late 2010.

•	Completion of a new financing structure to provide greater flexibility and liquidity comprised of:
-	A new four year, $200.0 million Revolving Credit facility that matures in March 2014 (the “Revolving Credit Facility”), secured by substantially all of the accounts receivable and inventory and certain other assets and proceeds relating thereto of our domestic operating subsidiaries;

-	$175.0 million, 4.5% Cash Convertible Senior Notes due April 2015 (the “Notes”);

-	Purchased call options, indexed to our own stock (“Call Options”), to hedge the cash obligations upon potential conversion of the Notes;

-	Warrants (the “Warrants”), to effectively increase the conversion premium to us from 26%, or $48.32 per share to 60%, or $61.36 per share,

-	Repurchase of approximately 1.2 million shares of our common stock, using $44.2 million of the net proceeds from the above financing transactions, in privately negotiated, off-market transactions with purchasers of the Notes.
•	Increase of approximately $108 million in cash and cash equivalents, reflecting the net proceeds from the Note offering, less the net cost of the Call Options, Warrants and repurchased shares.

•	Declaration and payment of a regular dividend of $4.9 million, or $.24 per common share, on February 12, 2010 to stockholders of record as of January 25, 2010.
Results of Operations
     Consolidated Selected Operational and Financial Information
     The table below provides selected operational and financial information of the Fabricated Products segment and All Other for the quarters ended March 31, 2010 and March 31, 2009.
     The following data should be read in conjunction with our interim consolidated financial statements and the notes thereto contained elsewhere herein. See Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended
	March 31,
	2010	2009
	(In millions of dollars, except shipments and
	average sales price)
Shipments (mm lbs):
Fabricated Products	128.0	109.0
All Other[1]	.4	36.2

	128.4	145.2

Average realized third party sales price (per pound):
Fabricated Products[2]	$2.09	$2.21
All Other[3]	$.92	$.69

Net sales:
Fabricated Products	$267.2	$240.8
All Other	.3	25.1

Total Net sales	$267.5	$265.9

Operating income:
Fabricated Products 4 5	$23.0	$14.0
All Other[6]	(8.2)	(6.8)

Total operating income	$14.8	$7.2

Income tax provision	$(6.2)	$(3.1)

Net income	$8.8	$3.8

Capital expenditures, (net of accounts payable)	$13.9	$22.2

[1]	For the quarters ended March 31, 2010 and March 31, 2009, shipments in All Other represented shipments of primary aluminum products produced by Anglesey.

[2]	Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability.

[3]	Average realized prices for All Other represent average realized prices on sales of primary aluminum product produced by Anglesey and are subject to fluctuations in LME price of metal.

[4]	Fabricated Products segment operating results for the quarter ended March 31, 2010 include a non-cash last-in, first-out (“LIFO”) inventory charge of $9.2 million and metal gains of approximately $8.2 million. Fabricated Products segment operating results for the quarter ended March 31, 2009 include a non-cash LIFO inventory benefit of $11.2 million, and metal losses of approximately $15.5 million. Also included in the Fabricated Products segment operating results for the quarter ended March 31, 2009 were $9.3 million of lower of cost or market inventory write-downs and $1.2 million of restructuring charges relating to the December 2008 restructuring plan involving our Tulsa, Oklahoma and Bellwood, Virginia facilities.

[5]	Fabricated Products segment results include non-cash mark-to-market (losses) gains on natural gas and foreign currency hedging activities totaling $(3.2) million and $.5 million in the quarters ended March 31, 2010 and March 31, 2009, respectively. For further discussion regarding mark-to-market matters, see Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

[6]	With respect to operating income in All Other, Hedging business unit operating results for the quarters ended March 31, 2010 and March 31, 2009, include non-cash mark-to-market gains (losses) on primary aluminum hedging activities totaling $3.4 million and $(9.0) million, respectively, and on foreign currency derivatives totaling $4.2 million for the quarter ended March 31, 2009. For further discussion regarding mark-to-market matters, see Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
     Summary. We reported net income of $8.8 million for the quarter ended March 31, 2010 compared to net income of $3.8 million for the quarter ended March 31, 2009. Both quarters include a number of non-run-rate items that are more fully explained in the sections below.
     Our operating income for the quarter ended March 31, 2010 was $14.8 million compared to $7.2 million for the quarter ended March 31, 2009. Included in the operating income for the quarter ended March 31, 2009 were (i) a $9.3 million of lower of cost or market inventory write-down and (ii) $4.3 million of unrealized mark-to-market losses on our derivative positions as a result of the decrease in metal prices, partially offset by increases in the value of currency-related derivative positions.
     Net Sales. We reported Net sales in the quarter ended March 31, 2010 of $267.5 million compared to $265.9 million in the quarter ended March 31, 2009. As more fully discussed below, the increase in Net sales during the quarter ended March 31, 2010 is primarily the result of an increase in Fabricated Products segment shipments, offset by a decrease in Fabricated Products segment average realized pricing and the reduction of revenues in All Other due to net revenue recognition under Anglesey’s new remelt operations. The decrease in Fabricated Products segment realized prices reflects lower value-added revenue due to change in overall sales mix compared to the first quarter of 2009, partially offset by higher underlying metal prices. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products segment firm price sales agreements limit our losses as well as gains from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items for the quarter ended March 31, 2010 totaled $232.0 million, or 87% of Net Sales, compared to $225.6 million, or 85% of Net sales, in the quarter ended March 31, 2009. Included in Cost of products sold, excluding depreciation, amortization and other items were $4.3 million unrealized mark-to-market losses on our derivative positions in the quarter ended March 31, 2009. See Segment and Business Unit Information below for a detailed discussion of the comparative results of operations for the quarters ended March 31, 2010 and March 31, 2009.
     Lower of Cost or Market Inventory Write-down. We recorded a lower of cost or market inventory write-down of $9.3 million in the quarter ended March 31, 2009 as a result of declining metal prices. There was no lower of cost or market inventory write-down in the quarter ended March 31, 2010.
     Impairment of Investment in Anglesey. In 2008, we fully impaired our investment in Anglesey in anticipation of the cessation of its smelting operations on September 30, 2009. In the quarter ended March 31, 2009, we recorded $.6 million of equity in income of Anglesey, which we concurrently impaired in full to maintain our investment balance at zero. Based on our continued assessment of the facts and circumstances, we suspended the equity method of accounting for our investment in Anglesey commencing in the third quarter of 2009.
     Restructuring Costs and Other Charges. In connection with the restructuring initiative announced in 2008 to shut down the Tulsa, Oklahoma facility and curtail operations at the Bellwood, Virginia facility, we recorded $1.2 million in restructuring charges primarily related to contract termination costs and other costs during the quarter ended March 31, 2009. We reversed $.6 million of restructuring charges during the quarter ended March 31, 2010, primarily as a result of revisions to previously estimated employee termination costs due to the rehiring of certain employees, at our Bellwood, Virginia facility, during the quarter.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2010 was $4.0 million compared to $4.1 million for the quarter ended March 31, 2009. Beginning in the second quarter of 2010, we expect depreciation expense to increase approximately $1 million per quarter as production equipment at our Kalamazoo, Michigan facility is fully brought on-line.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $17.3 million in the quarter ended March 31, 2010 compared to $17.9 million in the quarter ended March 31, 2009. The decrease was primarily due to higher research and development expense in the first quarter of 2009 relating to the introduction and qualification of thick plate products in connection with the investment at Trentwood.

     Interest Expense. Interest expense was zero and $.2 million for the quarters ended March 31, 2010 and March 31, 2009, respectively. We capitalized all of the interest expense incurred in the quarter ended March 31, 2010 as a part of Construction in progress. The majority of the interest expense in the first quarter of 2009 had also been capitalized.
     Other Income (Expense), Net. Other income (expense), net was $.2 million in the quarter ended March 31, 2010, compared to $(.1) million in the quarter ended March 31, 2009. The change in Other income (expense), net was primarily related to investment income, partially offset by an increase in environmental costs relating to former operations.
     Income Tax Provision. The income tax provision for the quarter ended March 31, 2010 was $6.2 million, or an effective tax rate of 41.4%. The effective tax rate for the quarter ended March 31, 2009 was approximately 45.0%. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2010 was primarily related to unrecognized tax benefits, including interest and penalties of $.5 million resulting in a 3.6% increase in the effective tax rate from the 2010 projected statutory rate. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2009 was primarily related to unrecognized tax benefits, including interest and penalties of $.4 million resulting in a 6.4% increase in the effective tax rate from the 2009 projected statutory rate.
Derivatives
     From time-to-time, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sales of fabricated aluminum products and the purchase of metal used as raw materials for our fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in our production process, (iii) foreign currency requirements with respect to our cash commitments for equipment purchases and with respect to our foreign subsidiaries and affiliate, and in March 2010, we entered into the Call Options to limit our exposure to the cash conversion feature of the Notes (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). We may modify the terms of our derivative contracts based on operational needs or financial objectives. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contract, significant unrealized, non-cash gains and losses may be recorded in the income statement. We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset through counterparty credit lines and/or the use of options. We regularly review the creditworthiness of our derivative counterparties and do not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
     The fair value of our derivatives recorded on the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 were net assets of $9.9 million and $16.5 million, respectively. The decrease in the net position was primarily due to the addition of two new derivatives in connection with the issuance of the Notes. The settlement of derivatives and changes in market value of derivative contracts resulted in the recognition of $.2 million of unrealized mark-to-market gains on derivatives, which we consider to be a non-run-rate item (see Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).
Fair Value Measurement
     We apply the provisions of Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of our derivative contracts and the fair value of our Canadian pension plan assets and the plan assets of the voluntary employee beneficiary association (“the VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) and the VEBA that provides benefits for certain other eligible salaried retirees and their surviving spouse and eligible dependents (the “Salaried VEBA”).
     Commodity, Foreign Currency and Energy Hedges — The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy (see Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). We have some derivative contracts, however, that do not have observable market quotes. For these financial instruments, we use significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     Cash conversion feature of the Notes and Call Options — The value of the cash conversion feature of the Notes was the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued using a binomial lattice valuation model. Significant inputs to these models are the Company’s stock price, risk-free rate, credit spread, dividend yield, expected volatility of our stock price, and probability of certain corporate events, all of which are observable inputs by market participants (see Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for significant assumptions used in the valuation). The fair value of the Notes without the cash conversion feature is the present value of the series of fixed income cash flows with a mandatory redemption in 2015. The fair value of the Call Options represents the price paid for such Call Options on the purchase date, which approximates market value. The fair values of these financial instruments are classified within Level 2 of the fair value hierarchy.
     In determining the fair value of employee benefit plan assets, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other invested plan assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. Our Canadian pension plan assets and the plan assets of the VEBAs are measured on an annual basis on December 31 of each year.
Segment and Business Unit Information
     For the purposes of segment reporting under GAAP, we have one reportable segment, Fabricated Products. We also have three other business units which we combine into All Other. As described above, the Fabricated Products segment sells value-added products such as heat treat sheet and plate, extruded and drawn products, and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications. All Other consists of Secondary Aluminum, Hedging and Corporate and Other business units. The Secondary Aluminum business unit sells value added products such as ingot and billet produced by the secondary aluminum remelt and casting operations of Anglesey, for which we receive a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities in respect of our exposure to primary aluminum prices, and conducted British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations through September 30, 2009. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment. The accounting policies of the segment are the same as those described in Note 1 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
Fabricated Products Segment
The table below provides selected operational and financial information (in millions of dollars except shipments and average sales prices) for our Fabricated Products segment for the quarters ended March 31, 2010 and March 31, 2009:

	Quarters Ended
	March 31,
	2010	2009
Shipments (mm lbs)	128.0	109.0

Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$1.02	$.86
Average realized third party value-added revenue	$1.07	$1.35

Average realized third party sales price	$2.09	$2.21

Net sales	$267.2	$240.8
Segment Operating income	$23.0	$14.0
     For the quarter ended March 31, 2010, Net sales of fabricated products increased by 11% to $267.2 million, as compared to the quarter ended March 31, 2009, due primarily to a 17% increase in shipments partially offset by a 5% decrease in average realized prices. Shipments for automotive and general engineering products during the quarter ended March 31, 2010 were 48% higher as compared to the quarter ended March 31, 2009 due to overall stronger demand for such products. This increase was partially offset by a decrease of 18% in shipments for aerospace and high strength products during the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 primarily due to destocking by airframe manufacturers during the first quarter of 2010.
     The 5% reduction in average realized third party sales prices noted above reflects a 20% decrease in value-added revenue per pound, for the quarter ended March 31, 2010 as compared to the first quarter of 2009, due to product mix. This was partially offset by the pass through to customers of 19% higher underlying hedged alloyed metal prices.
     The table below provides shipment and value-added revenue information (in millions of dollars except shipments and value added revenue per pound) for our end market applications for the quarters ended March 31, 2010 and March 31, 2009 for our Fabricated Products segment:

	Quarter Ended
	March 31,
	2010	2009
Shipments (mm lbs):
Aerospace and high strength products	37.6	46.0
General engineering products	59.6	41.0
Automotive products	12.5	7.7
All other products	18.3	14.3

Total	128.0	109.0

Value added revenue:[1]
Aerospace and high strength products	$70.1	$91.2
General engineering products	45.9	39.3
Automotive products	10.3	7.5
All other products	10.9	8.7

Total	$137.2	$146.7

Value added revenue per pound:
Aerospace and high strength products	$1.86	$1.98
General engineering products	.77	.96
Automotive	.82	.97
All other products	.60	.61
Overall	$1.07	$1.35

[1]	Value added revenue represents net sales less hedged cost of alloyed metal.
     Management’s Outlook
     Overall, we anticipate a continuation of the trends experienced in the first quarter 2010 for our aerospace and high strength, general engineering and automotive applications. We believe that the long-term fundamentals of commercial and defense aerospace are strong with solid order backlogs and aircraft build rates. Although we are encouraged that airframe build rates will remain strong in 2010, we expect continued destocking by the airframe manufacturers as they continue to work off surplus inventories accumulated during prior delays in production. Based on the recent announcements by the large airframe manufacturers of higher production levels in 2010 than previously anticipated, we expect destocking to abate in 2011. We believe that the aerospace service center destocking which drove the substantial decline in shipments that began in the second quarter 2009 has abated. As a result, we anticipate shipments and value-added revenue for the aerospace and high strength applications in the second quarter 2010 to be similar to the first quarter 2010.

     We anticipate that the gradual recovery in demand for our general engineering, automotive and industrial applications will continue as service center inventories have stabilized for our general engineering products and automotive builds are improving. In addition, we continue to expect long-term demand growth of aluminum extrusions for automotive applications driven by light weighting to meet CAFE regulations. In the near term, we anticipate shipments and value-added revenue for these applications in the second quarter to be similar to the first quarter 2010.
Operating income for the quarter ended March 31, 2010 was $23.0 million as compared to $14.0 million for the quarter ended March 31, 2009. Operating income for each quarter includes several large non-run-rate items. These items are listed below (in millions of dollars):

	Quarter Ended
	March 31,
	2010	2009
Operating income	$23.0	$14.0
Impact to operating income of non-run-rate items:
Metal gains (losses) (before considering LIFO)	8.2	(15.5)
Non-cash LIFO (charges) benefits	(9.2)	11.2
Non-cash lower of cost or market inventory write-down	—	(9.3)
Mark-to-market (losses) gains on derivative instruments	(3.2)	.5
Restructuring benefits (charges)	.6	(1.2)
Pre-emergence related environmental costs	(.4)	—

Total non-run-rate items	(4.0)	(14.3)

Operating income excluding non-run-rate items	$27.0	$28.3

As noted above, operating income excluding identified non-run-rate items for the quarter ended March 31, 2010 of $27.0 million was $1.3 million lower than for the first quarter of 2009. Operating income excluding non-run-rate items for the quarter ended March 31, 2010 as compared to the same period in 2009 reflects the following impacts:

1Q10 vs. 1Q09
Favorable/(unfavorable)
Sales impact	$(10.5)
Manufacturing efficiency improvements	7.4
Energy costs and freight	2.5
Currency exchange related	(.8)
Other	.1

Total	$(1.3)

     Segment operating results for the quarters ended March 31, 2010 and March 31, 2009 include losses on intercompany hedging activities with the Hedging business unit totaling $.6 million and $19.6 million, respectively. These amounts eliminate in consolidation.
All Other
     All Other consists of Secondary Aluminum, Hedging and Corporate and Other business units. The Secondary Aluminum business unit sells value added products such as ingot and billet produced by the secondary aluminum remelt and casting operations of Anglesey, for which we receive a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities in respect of our exposure to primary aluminum prices, and conducted British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations through September 30, 2009. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment.

     Secondary/Primary Aluminum activities.
     Anglesey operated under a power agreement that provided sufficient power to sustain its smelting operations at near-full capacity until the contract expiration at the end of September 2009. Despite Anglesey’s efforts to find a sustainable alternative to its power supply needs, no source of affordable power was identified to allow for the uninterrupted continuation of smelting operations beyond the expiration of the power contract. As a result, Anglesey fully curtailed its smelting operations on September 30, 2009. In the fourth quarter of 2009, Anglesey commenced a remelt and casting operation to produce secondary aluminum products such as log and billet. Anglesey purchases its own material for the remelt and casting operations and sells 49% of its output to us in transactions structured to largely eliminate metal price and currency exchange rate risks with respect to income and cash flow related to Anglesey. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding the operations of Anglesey.
     At December 31, 2008, we fully impaired our investment in Anglesey. For the quarter ended March 31, 2009, we recorded $.6 in equity in income of Anglesey, which was subsequently impaired to maintain our investment balance at zero. For the quarter ended September 30, 2009, Anglesey incurred a significant net loss, primarily as a result of employee redundancy costs incurred in connection with the cessation of its smelting operations. As a result of such loss, and as we did not, and were not obligated to, (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, we suspended the use of the equity method of accounting with respect to our ownership in Anglesey, commencing in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2010. Accordingly, we did not recognize our share of Anglesey’s operating results for such periods, pursuant to ASC Topic 323, Investments — Equity Method and Joint Ventures. We will not resume the use of the equity method of accounting with respect to our investment in Anglesey unless and until (i) our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. We do not anticipate the occurrence of such events during the next 12 months.
     The table below provides selected operational and financial information (in millions of dollars except shipments and prices) for Anglesey related primary/secondary aluminum activities:

	Quarter Ended
	March 31,
	2010	2009
Shipments of primary aluminum (mm lbs)	.4	36.2
Average realized third party sales price of primary aluminum (per pound)	$.92	$.69
Net sales	$.3	$25.1
Operating income	$.1	$.3
     As we, in substance, are acting as the agent in the sales arrangement of secondary aluminum products in connection with Anglesey’s remelt operations which commenced in the fourth quarter of 2009, sales of such secondary aluminum products were presented net of the cost of sales. Shipments and net sales during the quarter ended March 31, 2009 are related to Anglesey’s smelting operations which ceased operation as of September 30, 2009. Sales of primary aluminum from Anglesey’s smelting operations were recorded on a gross basis when title, ownership and risk of loss were passed to the buyer and collectability was reasonably assured.
     The following table recaps the major components of the operating results from Anglesey- related primary and secondary aluminum activities for the quarters ended March 31, 2010 and March 31, 2009 (in millions of dollars) and the discussion following the table indicates the primary factors leading to such differences. Many of such factors indicated are subject to significant fluctuation from period to period and are largely impacted by items outside management’s control.

	Quarter Ended
	March 31,
	2010	2009
Profit on metal sales	$.1	$.3
Anglesey [1]	—	.6
Impairment of investment in Anglesey	—	(.6)

	$.1	$.3

[1]	Represents our share of earnings from Anglesey under the smelting operations and foreign currency transaction gains (losses) relating to our settlement of trade payables to Anglesey denominated in Pounds Sterling.

Hedging activities.
     Our pricing of fabricated aluminum products, as discussed above, is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to our customers. However, in certain instances we do enter into firm price arrangements. In such instances, we have price risk on our anticipated primary aluminum purchases in respect of the customer’s order. As such, whenever our Fabricated Products segment enters into a firm price customer contract, our Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in our Hedging business unit under All Other. Results from internal hedging activities between our Fabricated Products segment and Hedging business unit eliminate in consolidation. We use third party hedging instruments to limit exposure to Fabricated Products firm metal-price risks, which may have an adverse effect on our financial position, results of operations and cash flows.
     In addition to conducting hedging activities in respect of our exposure to aluminum price risk, the Hedging business unit also conducted hedging activities in respect of our exposure to British Pounds Sterling exchange rate relating to Anglesey’s smelting operations through September 30, 2009.
     All hedging activities are managed centrally to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors.
The table below provides a detail of operating income (in millions of dollars) from our Hedging business unit for the quarters ended March 31, 2010 and March 31, 2009:

	Quarter Ended
	March 31,
	2010	2009
Internal hedging with Fabricated Products[1]	$.6	$19.6
Derivative settlements — Pounds Sterling[2]	—	(5.2)
Derivative settlements — External metal hedging [2]	(.8)	(5.6)
Market-to-market gains (losses)on derivative instruments[2]	3.4	(4.8)

	$3.2	$4.0

[1]	Eliminates in consolidation.

[2]	Impacted by positions and market prices.
Corporate and Other Activities.
Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units. The table below presents non-run-rate items (in millions of dollars) within the Corporate and Other business unit, operating loss and operating loss excluding non-run-rate items:

	Quarter Ended
	March 31,
	2010	2009
Operating expense	$(11.5)	$(11.1)

VEBA net periodic benefit cost	(.4)	(1.3)

Total non-run-rate items	(.4)	(1.3)

Operating expense excluding non-run-rate	$(11.1)	$(9.8)

     Corporate operating expenses excluding non-run-rate items for the quarter ended March 31, 2010 were $1.3 million higher than such expenses for the comparable period in 2009. The increase primarily reflects (i) a $1.8 million increase in discontinued operations workers’ compensation expense as a result of changes in estimated incurred but not reported expense and (ii) a $.9 million increase in employee compensation expense relating to our deferred compensation plan and short term incentive programs, partially offset by (i) a $1.0 million decrease in non-cash stock compensation expense relating to our long term incentive programs and (ii) a decrease of $.3 million in professional fees.
Liquidity and Capital Resources
Summary
     During the first quarter 2010, we implemented a new financing structure comprised of a new revolving credit facility and a convertible debt offering to further enhance our financial strength and flexibility. The primary objectives of our financing strategy were to extend the maturity of the previously existing revolving credit facility beyond the July 2011 expiration date, provide more flexible terms and conditions, and more efficiently utilize our assets to collateralize existing and future financing requirements. In addition, given the elimination of property, plant and equipment as collateral for the Revolving Credit Facility and the corresponding reduction in revolver commitment and borrowing availability, we arranged funded debt through a private offering of cash convertible senior notes with a five year maturity. We believe the convertible debt market provided desired covenant flexibility, allowed us to manage the issuance size and amount of balance sheet leverage, and provided a reasonable cost of financing. As a result, we believe we have enhanced our liquidity and financial flexibility to continue to support our ongoing business needs and longer term strategic growth objectives.
     Cash and cash equivalents were $135.5 million as of March 31, 2010, up from $30.3 million as of December 31, 2009. The increase in cash during the first quarter of 2010 is primarily driven by the issuance of the Notes, resulting in $169.2 million of net proceeds after deducting the initial purchasers’ discounts and transaction fees and expenses (see “Sources of Liquidity” below). In connection with the issuance of the Notes, we paid $31.4 million to the Option Counterparties to purchase Call Options indexed in our own stock and received $14.3 million for issuing Warrants to the Option Counterparties to purchase approximately 3.6 million shares of our common stock. In addition, concurrent with the issuance of the Notes, we purchased approximately 1.2 million shares of our common stock during the quarter for $44.2 million. The above financing transactions contributed to a $107.9 million net increase to cash and cash equivalents during the quarter ended March 31, 2010.
     There were no borrowings on March 31, 2010 under our Revolving Credit Facility (which we entered into on March 23, 2010), or under the facility it replaced at December 31, 2009.
     Operating activities also contributed to the increase in cash and cash equivalents during the first quarter of 2010. We generated $22.3 million of operating cash flow during the quarter. The cash flow was primarily generated from operating income and a $16.5 million increase in long term assets and liabilities (primarily related to an increase in deferred revenue) and an increase in payables of $15.7 million, partially offset by a decrease in accounts receivable of $14.1 million and a decrease in inventory of $6.2 million including the effect of LIFO charge (see “Cash Flows” below).
     Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our liquidity is affected by restricted cash that is pledged as collateral for derivative contracts on March 31, 2009 and for certain letters of credit, or restricted to use for workers’ compensation requirements and certain agreements. Short term restricted cash, included in Prepaid expenses and other current assets, totaled $.9 million at both March 31, 2010 and December 31, 2009. Long term restricted cash, which was included in Other Assets, was $17.4 million at both March 31, 2010 and December 31, 2009. We did not have any margin call deposits with our counterparties relating to our derivative positions at either March 31, 2010 or December 31, 2009.
Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for the quarters ended March 31, 2010 and March 31, 2009 (in millions of dollars):

	Quarter Ended
	March 31,
	2010	2009
Total cash provided by (used in):
Operating activities:
Fabricated Products	$38.3	$66.3
All Other	(15.8)	(.3)

	22.5	66.0

Investing activities:
Fabricated Products	(13.5)	(22.2)
All Other	(4.3)	1.3

	(17.8)	(20.9)

Financing activities:
All Other	100.5	(42.1)

	$100.5	$(42.1)

Operating Activities
     Fabricated Products — Fabricated Products segment operating activities provided $38.3 million of cash in the first quarter of 2010 as compared to $66.3 million of cash provided in the first quarter of 2009. Cash provided in the first quarter of 2010 was primarily related to operating income of $23.0 million, an increase in accounts payable of $10.1 million and cash flows from significant changes in long term assets and liabilities of $13.4 million which included an increase of $10.5 million in deferred revenues related to cash received during the quarter from customers in advance of periods for which performance is completed, partially offset by changes in current assets, including an increase in accounts receivables of $6.7 million and an increase in inventory of $6.2 million including the effect of LIFO charges. Cash provided by the Fabricated Products segment in the first quarter of 2009 was primarily related to decreases in working capital and secondarily to operating income.
     All Other — Cash used in operations in All Other is comprised of (i) cash provided (used) from Anglesey related operating activities, (ii) cash provided by (used in) hedging activities and (iii) cash used in corporate and other activities.
     Anglesey related activities provided $.2 million of cash in the first quarter of 2010, compared to cash used from Anglesey related activities of $1.0 million of cash in the first quarter of 2009. Operating cash flow for the quarter ended March 31, 2010 was primarily related to operating income under the new remelt operations which commenced in the fourth quarter of 2009. Operating cash flow for the quarter ended March 31, 2009 was comprised of operating income from Anglesey related activities and changes in working capital.
     Hedging related activities used $1.0 million of cash during the quarter ended March 31, 2010 and provided $16.7 million of cash during the quarter ended March 31, 2009. Cash provided by our Hedging business unit are related to realized hedging gains and losses on our derivative positions and are affected by the timing of settlement of such realized gains and losses.
     Corporate and other operating activities used $15.0 million and $16.0 million of cash during the first quarter of 2010 and 2009, respectively. Cash outflow from Corporate and other operating activities in the first quarter of 2010 consisted primarily of $2.8 million of annual VEBA contribution, payment of $2.7 million in relation to our short term incentive program and payments in respect of cash general and administrative costs of $9.5 million. Cash outflow from Corporate and other operating activities in the first quarter of 2009 consisted primarily of $4.9 million of annual VEBA contribution, payment of $5.1 million in relation to our short term incentive program and payments in respect of cash general and administrative costs of $7.3 million.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products was $13.5 million in the quarter ended March 31, 2010, compared to $22.2 million of cash used in the quarter ended March 31, 2009. Cash used in investing activities in the quarters ended March 31, 2010 and March 31, 2009 was primarily related to our capital expenditures. See “Capital Expenditures” below for additional information.

     All Other — Investing activities in All Other is generally related to activities in restricted cash, capital expenditures and investment in available for sale securities within the Corporate and Other business unit. We have restricted cash on deposit as financial assurance for certain environmental obligations and workers’ compensation claims from the State of Washington. Cash used in investing activities in the quarter ended March 31, 2010 is comprised of $.4 million of capital expenditures and purchases of available for sale securities of $3.9 million in connection with our deferred compensation plan. Cash generated from investing activities in All Other in the quarter ended March 31, 2009 is related to return of a portion of restricted cash on deposit at December 31, 2008.
Financing Activities
     All Other — Cash provided by financing activities in the quarter ended March 31, 2010 was $100.5 million. The cash inflow was primarily related to the issuance of the Notes and related transactions. We received $169.2 million of net proceeds from the Notes after deducting the initial purchasers’ discounts and transaction fees and fees and expenses of $5.8 million. In connection with the issuance of the Notes, we paid $31.4 million to the Option Counterparties to purchase the Call Options and received $14.3 million for issuing the Warrants. In addition, we used $44.2 million of the net proceeds from the Notes to repurchase approximately 1.2 million shares of our common stock. Also during the first quarter of 2010, we paid $4.9 million in cash dividends and dividend equivalents to our stockholders and holders of restricted stock, restricted stock units and performance shares.
     Cash used in financing activities in the quarter ended March 31, 2009 was $42.1 million. The cash outflow was primarily related to the repayment of $36.0 million of net borrowings under our previously existing revolving credit facility and the payment of $4.8 million in cash dividends and dividend equivalents to our stockholders and holders of restricted stock, restricted stock units and performance shares.
Sources of Liquidity
     Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and borrowing availability under our Revolving Credit Facility. We believe funds generated from the expected results of operations, together with available cash and cash equivalents and borrowing availability under our Revolving Credit Facility, will be sufficient to finance expansion plans and strategic initiatives, which could include acquisitions, for at least the next 12 months. However, there can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our Revolving Credit Facility.
     On March 23, 2010, we and certain of our subsidiaries entered into a Revolving Credit Facility with a group of lenders providing for up to $200.0 million of borrowing base, of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility amended and restated our previously existing revolving credit facility, which was set to expire in July, 2011. Under the Revolving Credit Facility, we are able to borrow from time to time an aggregate amount equal to the lesser of $200.0 million or a borrowing base comprised of certain percentages of eligible accounts receivable and eligible inventory, reduced by certain reserves, all as specified in the Revolving Credit Facility.
     The Revolving Credit Facility matures in March 2014, at which time all amounts outstanding under the Revolving Credit Facility will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $250.0 million.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth in the Revolving Credit Facility. The Revolving Credit Facility places limitations on the ability of us and certain of our subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, we are required to maintain a fixed charge coverage ratio on a consolidated basis above 1.1 if certain minimum availability thresholds are not met, as specified in the Revolving Credit Facility.
     The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds relating thereto of us and our domestic operating subsidiaries. At March 31, 2010, we were in compliance with all covenants contained in the Revolving Credit Facility.
     At March 31, 2010, based on the borrowing base determination in effect as of that date, we had $173.3 million available under the Revolving Credit Facility, of which $9.9 million was being used to support outstanding letters of credit, leaving $163.4 million of availability. There were no borrowings under the Revolving Credit Facility at March 31, 2010.
     As of the date of the most recent borrowing base determination as of the filing of this Report, we had $159.9 million available under the Revolving Credit Facility, of which $9.9 million was used to support outstanding letters of credit, leaving $150.0 million of availability for additional borrowing and letters of credit. No borrowings were outstanding as of April 23, 2010 under the Revolving Credit Facility.
Debt
     On March 29, 2010, we issued $175.0 million aggregate principal amount of the Notes. Net proceeds from the sale of the Notes were approximately $169.2 million, after deducting the initial purchasers’ discounts and transaction fees and expenses. The Notes bear stated interest at a rate of 4.50% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2010. The Notes will mature on April 1, 2015, subject to earlier repurchase or conversion upon the occurrence of certain events.
     The Notes are not convertible into shares of our common stock or into any other securities under any circumstances. Instead, upon the conversion of the Notes, we will pay an amount of cash based on the market value of our common stock at that time and an initial conversion rate equal to 20.6949 shares of our common stock per $1,000 principal amount of the Notes (which is equal to a conversion price of approximately $48.32 per share, representing a 26% conversion premium over the closing price of $38.35 per share of our common stock on March 23, 2010). Holders may convert their notes into cash before January 1, 2015, in certain circumstances determined by (i) the market price of our common stock, (ii) the trading price of the Notes or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on or after January 1, 2015 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. The Notes are subject to repurchase by us at the option of the holders following a fundamental change, as defined in the indenture governing the Notes, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest up to the fundamental change repurchase date. We may not redeem the Notes.
     The indenture governing the Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal amount of all the Notes, and the interest accrued on such Notes, to be immediately due and payable.
     To reduce the risk associated with the conversion feature of the Notes, on March 23 and March 26, 2010, we entered into convertible note hedge transactions to purchase the Call Options from the Option Counterparties. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. The convertible note hedge transactions are expected to generally reduce our exposure to potential cash payments in excess of the principal amount of the Notes that we may be required to make upon the conversion of the Notes. Upon the exercise of the Call Options, the Company will be entitled to receive from the Option Counterparties amounts of cash generally based on the amount by which the market price per share of the Company’s common stock, as measured under the terms of the Call Options, is greater than the exercise price of the Call Options (which is initially equal to the initial conversion price of the Notes).
     On March 23 and March 26, 2010, we also entered into warrant transactions to sell the Option Counterparties the Warrants. The Warrants will expire on July 1, 2015. The Option Counterparties paid an aggregate amount of approximately $14.3 million to us for the Warrants. If the market price per share of our common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants (which is initially equal to 160% of the closing price of $38.35 per share of our common stock on March 23, 2010), we will issue the Option Counterparties shares of our common stock having a value equal to such excess, as measured under the terms of the Warrants.
     The Call Options and the Warrants are separate transactions, are not part of the terms of the Notes and do not change a holder’s rights under the Notes.
Capital Expenditures
     A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. The following table presents our capital expenditures for the quarters ended March 31, 2010 and March 31, 2009 (in millions of dollars):

	Quarter Ended
	March 31,
	2010	2009
Kalamazoo, Michigan facility[1]	$13.1	$12.9
Other[2]	1.9	5.3
Change in accounts payable associated with capital expenditures	(1.1)	4.0

Total capital expenditures, net of change in accounts payable	$13.9	$22.2

[1]	The Kalamazoo, Michigan facility is planned to be equipped with two extrusion presses and a remelt operation. We expect it will significantly improve the capabilities and efficiencies of our rod and bar operations, enhance the market position of such products, and be a platform to enable further extruded products growth for automotive applications. Completion of this investment program is expected to occur in 2010. We estimate that $25 million to $30 million will be incurred in connection with this investment program for all of 2010.

[2]	Other capital spending was spread among most of our manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security.
     Total capital expenditures for Fabricated Products are currently expected to be in the $50 million to $60 million range for all of 2010 and are expected to be funded using cash from operations or borrowings under our Revolving Credit Facility or other third party financing arrangements.
     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing or success of any such expenditures.
Dividends
     During the first three months of 2010, we paid a total of $4.9 million, or $.24 per common share, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and the holders of performance shares with respect to half of the performance shares.
     On April 12, 2010, we announced the declaration of a quarterly cash dividend of $.24 per common share to stockholders of record at the close of business on April 26, 2010, payable on May 14, 2010.
     Future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. We can give no assurance that any dividends will be declared or paid in the future.
Stock Repurchases
     During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock, with repurchase transactions to occur in the open-market or privately negotiated transactions at such times and prices as management deems appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. As of March 31, 2010, $46.9 million remained available for repurchases under the existing repurchase authorization.
     During the first quarter of 2010, pursuant to a separate authorization from our Board of Directors, we repurchased $44.2 million, or approximately 1.2 million shares of our outstanding common stock, in privately negotiated, off-market transactions with purchasers of the Notes, which was expressly permitted under our Revolving Credit Facility.
Restrictions Related to Equity Capital
     As discussed in Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, there are restrictions on the transfer of our common shares.
Environmental Commitments and Contingencies
     We are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws and regulations. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $8.2 million at March 31, 2010, of which $6.3 million is related to our Trentwood facility in Spokane, Washington. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $16.9 million, primarily in connection with our ongoing efforts to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility in Spokane, Washington, where we are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
     During the quarter ended March 31, 2010, we granted additional stock-based awards to certain members of management under our stock-based long term incentive plan (see Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
     During the quarter ended March 31, 2010, we also issued Notes and Warrants, and Purchased Call Options (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). As of March 31, 2010, the $175.0 million of Notes were not convertible. We do not expect the Notes to be converted by investors until close to their maturity date, if at all. It is possible that the Notes could be converted prior to their maturity date if, for example, a holder perceives (and market data validates the perception) that the market for the Notes to be weaker than the market for the common stock. Upon an investor’s election to convert, we are required to pay the conversion value in cash. We expect that any payment above the principal amount would be effectively offset by payments we would be entitled to receive from our expected exercise of the Call Options.
     With the exception of the above-mentioned transactions in the quarter ended March 31, 2010 and as otherwise disclosed herein, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2009. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding our contractual obligations, commercial commitments, and off-balance-sheet and other arrangements.
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
     Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change in our critical accounting estimates since December 2009 with the exception of the accounting estimates with respect to the Call Options and the conversion feature of the Notes which is described in Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report. Changes to our significant accounting policies since December 2009 are discussed in Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
New Accounting Pronouncements
     For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Information” of this Report, we have historically utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates and energy prices.

Sensitivity
     Primary/Secondary Aluminum. As a result of the full curtailment of Anglesey’s smelting operations at September 30, 2009 and the commencement of secondary aluminum remelt and casting operations discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (see “Results of Operations — Segment and Business Unit Information — All Other”) of this Report, we believe our exposure to primary aluminum price risk, with respect to our income and cash flows related to our share of Anglesey production, has largely been eliminated.
     Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)), and to pass metal price risk onto customers. However, in certain instances, we do enter into firm price arrangements. In such instances, we have price risk on anticipated aluminum purchases in respect of the customer orders. We currently use third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements, which may have an adverse effect on our financial position, results of operations and cash flows.
     Total fabricated products shipments during the quarters ended March 31, 2010 and March 31, 2009, for which we had price risk were, (in millions of pounds) 22.4 and 47.4, respectively. At March 31, 2010, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the reminder of 2010 and the period 2011 through 2012 totaling approximately (in millions of pounds): 2010 — 71.1, 2011 — 78.9 and 2012 — 13.4.
     Foreign Currency. We, from time to time, enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is our operating costs of our London, Ontario facility, as well as for cash commitments for equipment purchases.
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
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each (in whole dollars) $1.00 change in natural gas prices (per mmbtu) impacts our annual operating costs by approximately $3.6 million.
     We, from time-to-time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of March 31, 2010, our exposure to fluctuations in natural gas prices had been substantially limited for approximately 65% of the expected natural gas purchases for 2010, approximately 71% of the expected natural gas purchases for 2011 and approximately 53% of the expected natural gas purchases for 2012.

Item 4.	Controls and Procedures
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
     Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2009 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2009.

Item 1A.	Risk Factors.
     Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 for information concerning risk factors. In connection with the private placement of the Notes and the other transactions related thereto, certain of the risk factors included in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2009 have changed.
     The following risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have changed and are restated in their entirety below:
•	“Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity”

•	“We could engage in or approve transactions involving our common stock that inadvertently impair the use of our federal income tax attributes”

•	“We could engage in or approve transactions involving our common stock that adversely affect significant stockholders”

•	“Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restriction”
     Further, the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have expanded to include the following additional risk factors as set forth below:
•	“Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt”

•	“The conditional conversion features of our cash convertible senior notes, if triggered, may adversely affect our financial condition and operating results”

•	“The convertible note hedge and warrant transactions that we entered into in connection with the issuance of our cash convertible senior notes may affect the market price of our common stock”

•	“We are subject to counterparty risk with respect to the convertible note hedge transactions”
Restated Risk Factors
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
     Our Revolving Credit Facility contains negative and financial covenants and events of default that limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on our ability to, among other things, grant liens, engage in mergers, sell assets, incur debt, enter into sale and leaseback transactions, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. If we fail to satisfy the covenants that are set forth in our Revolving Credit Facility or an event of default occurs under the revolving credit facility, we could be prohibited from borrowing thereunder. If we cannot borrow under our Revolving Credit Facility, we could be required to seek additional financing, if available, or curtail our operations. Additional financing may not be available on commercially acceptable terms, or at all. If our Revolving Credit Facility is terminated and we do not have sufficient cash on hand to pay any amounts outstanding under the facility, we could be required to sell assets or to obtain additional financing.

We could engage in or approve transactions involving our common stock that inadvertently impair the use of our federal income tax attributes.
     Section 382 of the Internal Revenue Code of 1986, or the Code, affects our ability to use our federal income tax attributes, including our net operating loss carry-forwards, following an ownership change as determined under the Code. Certain transactions may be included in the calculation of an ownership change, including transactions involving our repurchase or issuance of our common stock. When we engage in or approve any transaction involving our common stock that may be included in the calculation of an ownership change, our practice is to first perform the calculations necessary to confirm that our ability to use our federal income tax attributes will not be affected. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common stock that causes an ownership change and inadvertently impair the use of our federal income tax attributes.
     In connection with our issuance of $175.0 million aggregate principal amount of 4.5% cash convertible senior notes, which we refer to as our cash convertible senior notes, completed in March 2010, we entered into privately negotiated convertible note hedge transactions and warrant transactions with affiliates of the initial purchasers of our cash convertible senior notes, or the option counterparties. We have been informed that the option counterparties have established hedge positions with respect to the convertible note hedge transactions and warrant transactions and may modify their hedge positions from time to time by, among other things, purchasing and selling shares of our common stock. Under certain circumstances, these transactions may be included in the calculation of an ownership change. The convertible note hedge transaction documents contain provisions intended to ensure that we will be able to perform the calculations necessary to confirm that such transactions will not affect our ability to use our federal income tax attributes. However, as noted above, these calculations are complex and reflect certain necessary assumptions. Moreover, we have agreed to repurchase shares of our common stock held by the option counterparties as hedges in respect of the convertible note hedge transactions and the warrant transactions if the option counterparties become 5% stockholders as a result of certain change of law events and we do not approve their hedging transactions at the time. Accordingly, it is possible that we could approve transactions in connection with the hedging activities by the option counterparties or repurchase shares from them, which could cause an ownership change and inadvertently impair the use of our federal income tax attributes.
We could engage in or approve transactions involving our common stock that adversely affect significant stockholders.
     Under the transfer restrictions in our certificate of incorporation, our 5% stockholders are, in effect, required to seek the approval of, or a determination by, our board of directors before they engage in transactions involving our common stock. We could engage in or approve transactions involving our common stock, including transactions by option counterparties that become 5% stockholders, if any, that limit our ability to approve future transactions involving our common stock by our 5% stockholders, including option counterparties that become 5% stockholders, if any, in accordance with the transfer restrictions in our certificate of incorporation without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 5% to become 5% stockholders, resulting in those stockholders having to seek the approval of, or a determination by, our Board of Directors under our certificate of incorporation before they could engage in future transactions involving our common stock. For example, share repurchases reduce the number of shares of our common stock outstanding and could cause a stockholder holding less than 5% to become a 5% stockholder even though it has not acquired any additional shares.
Payment of dividends may not continue in the future and our payment of dividends and stock repurchases are subject to restriction.
     In June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend. A quarterly cash dividend has been paid in each subsequent quarter. The future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our results, financial condition, anticipated cash requirements and ability to satisfy conditions reflected in our Revolving Credit Facility. We can give no assurance that dividends will be declared and paid in the future. Our Revolving Credit Facility restricts our ability to pay any dividends and to repurchase shares of our common stock. More specifically, under our Revolving Credit Facility, we are permitted to pay cash dividends and repurchase common stock without limitation when there are no loans outstanding under our Revolving Credit Facility. However, if there are loans outstanding under our Revolving Credit Facility, we are permitted to pay cash dividends and repurchase common stock during any fiscal year generally only up to an aggregate amount not to exceed (1) $50.0 million if our borrowing availability is equal to or greater than $150.0 million and (2) $25.0 million if either (a) our borrowing availability is less than $150.0 million but equal to or greater than $100 million, or (b) our borrowing availability is less than $100.0 million but equal to or greater than $50.0 million, and our fixed charges coverage ratio is greater than 1.1 to 1.0.

Additional Risk Factors
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
     Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our debt, including our cash convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our debt will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The conditional conversion features of our cash convertible senior notes, if triggered, may adversely affect our financial condition and operating results.
     In the event the conditional conversion features of our cash convertible senior notes are triggered, holders of such notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our cash convertible senior notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The convertible note hedge and warrant transactions that we entered into in connection with the issuance of our cash convertible senior notes may affect the market price of our common stock.
     In connection with the issuance of our cash convertible senior notes, we entered into privately negotiated convertible note hedge transactions and warrant transactions with the option counterparties. Under the terms of the convertible note hedge transactions, we purchased from the option counterparties cash-settled call options relating to shares of our common stock. Under the terms of the warrant transactions, we sold to the option counterparties net-share-settled warrants relating to our common stock.
     We have been informed that, in connection with establishing their initial hedge positions with respect to the convertible note hedge transactions and the warrant transactions, the option counterparties and/or their affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of our cash convertible senior notes and that the option counterparties and/or their affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of our cash convertible senior notes (and are likely to do so during any settlement averaging period related to a conversion of our cash convertible senior notes). The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock.
We are subject to counterparty risk with respect to the convertible note hedge transactions.
     The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including a bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If one or more of the option counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in volatility of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations, by one of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock and we may be prevented under the Revolving Credit Facility (or any replacement credit facility) from paying the cash amount due upon the conversion of our cash convertible senior notes. We can provide no assurances as to the financial stability or viability of any of the option counterparties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Warrants
     On March 23 and March 26, 2010, we sold to the Option Counterparties Warrants relating to approximately 3.6 million shares of our common stock. The Option Counterparties paid an aggregate amount of approximately $14.3 million to us for the Warrants. The Warrants expire on July 1, 2015.
     If the market price per share of our common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants (which is initially equal to 160% of the closing price of $38.35 per share of our common stock on March 23, 2010), we will issue the Option Counterparties shares of our common stock having a value equal to such excess, as measured under the terms of the Warrants.
     The Warrants were sold in private placements to the Option Counterparties pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act.
Share Repurchase
     The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2010:

Maximum
				Total	Dollar Value
				Number of	of Shares that
				Shares	May Yet Be
				Purchased as	Purchased
				Part of Publicly	Under the
	Total Number of		Average Price	Announced	Program (1)
	Shares Purchased		per Share	Program (1)	(millions)
January 1, 2010 — January 31, 2010	—		—	—	—
February 1, 2010 — February 28, 2010	—		—	—	—
March 1, 2010 — March 31, 2010	1,151,900	[2]	38.35	—	$46.9

Total	1,151,900	[2]	38.35	—	$46.9

[1]	In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases were not authorized to commence until after July 6, 2008. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified, extended, or terminated by the Company’s Board of Directors at any time.

[2]	In connection with the offering of the Notes, we repurchased shares of our outstanding common stock in privately negotiated, off-market transactions with purchasers of the Notes, which were effected through one of the initial purchasers of the Notes. The repurchase of these shares was pursuant to a separate approval by the executive committee of our Board of Directors and is not a part of the $75 million program.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

4.1	Indenture, dated as of March 29, 2010 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.1	Letter agreement, dated January 19, 2010 extending the term of the Director Designation Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 21, 2010, File No. 000-52105).

10.2	Credit Agreement, dated as of March 22, 2010, effective as of March 23, 2010, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminium International, Inc., certain financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Wells Fargo Capital Finance, LLC, as joint book runners and joint lead arrangers, Wells Fargo Capital Finance, LLC, as documentation agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 24, 2010, File No. 000-52105) .

10.3	Form of Confirmation of Base Call Option Transactions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.4	Form of Confirmation of Additional Call Option Transactions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.5	Form of Confirmation of Base Warrant Transactions (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.6	Form of Confirmation of Additional Warrant Transactions (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.7	Summary of the Kaiser Aluminum Fabricated Products 2010 Short-Term Incentive Plan For Key Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

10.8	Amended and Restated 2006 Equity and Performance Incentive Plan, as amended and restated effective as of March 1, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

10.9	2010 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

10.10	2010 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

10.11	Kaiser Aluminum Corporation 2010 — 2012 Long-Term Incentive Program Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

*10.12	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan

*10.13	Description of compensation of Directors

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Date: April 29, 2010	Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
4.1	Indenture, dated as of March 29, 2010 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.1	Letter agreement, dated January 19, 2010 extending the term of the Director Designation Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 21, 2010, File No. 000-52105).

10.2	Credit Agreement, dated as of March 22, 2010, effective as of March 23, 2010, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminium International, Inc., certain financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Wells Fargo Capital Finance, LLC, as joint book runners and joint lead arrangers, Wells Fargo Capital Finance, LLC, as documentation agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 24, 2010, File No. 000-52105) .

10.3	Form of Confirmation of Base Call Option Transactions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.4	Form of Confirmation of Additional Call Option Transactions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.5	Form of Confirmation of Base Warrant Transactions (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.6	Form of Confirmation of Additional Warrant Transactions (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.7	Summary of the Kaiser Aluminum Fabricated Products 2010 Short-Term Incentive Plan For Key Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

10.8	Amended and Restated 2006 Equity and Performance Incentive Plan, as amended and restated effective as of March 1, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

10.9	2010 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

10.10	2010 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

10.11	Kaiser Aluminum Corporation 2010 — 2012 Long-Term Incentive Program Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

*10.12	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan

*10.13	Description of compensation of Directors

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.