Form 10-Q
period 2010-06-30
KAISER ALUMINUM CORP
filed 2010-08-03
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Commission file number 0-52105
KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-3030279 (I.R.S. Employer Identification No.)

27422 PORTOLA PARKWAY, SUITE 200, FOOTHILL RANCH, CALIFORNIA (Address of principal executive offices)	92610-2831 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
     As of July 30, 2010, there were 19,215,099 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In millions of dollars, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$134.4	$30.3
Receivables:
Trade, less allowance for doubtful receivables of $0.6 at June 30, 2010 and $0.8 at December 31, 2009, respectively	90.9	83.7
Due from affiliate	—	0.2
Other	5.0	2.2
Inventories	146.7	125.2
Current assets — held for sale	2.6	—
Prepaid expenses and other current assets	53.0	59.1

Total current assets	432.6	300.7
Property, plant, and equipment — net	349.1	338.9
Net asset in respect of VEBA	172.3	127.5
Deferred tax assets — net	254.8	277.2
Other assets — held for sale	3.1	—
Other assets	62.9	41.2

Total	$1,274.8	$1,085.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51.4	$49.0
Accrued salaries, wages, and related expenses	28.0	33.1
Other accrued liabilities	29.2	32.1
Payable to affiliate	18.6	9.0
Current liabilities — held for sale	0.9	—

Total current liabilities	128.1	123.2
Net liability in respect of VEBA	0.9	0.3
Long-term liabilities	98.9	53.7
Cash convertible senior notes	138.4	—
Other long-term debt	7.1	7.1

	373.4	184.3
Commitments and contingencies — Note 12

Stockholders’ equity:
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2010 and at December 31, 2009; 19,216,413 shares issued and outstanding at June 30, 2010 and 20,276,571 shares issued and outstanding at December 31, 2009	0.2	0.2
Additional capital	985.4	967.8
Retained earnings	84.3	85.0
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 3,708,922 at June 30, 2010 and 4,845,465 shares at December 31, 2009	(89.1)	(116.4)
Treasury stock, at cost, 1,724,606 shares at June 30, 2010 and 572,706 shares at December 31, 2009	(72.3)	(28.1)
Accumulated other comprehensive loss	(7.1)	(7.3)

Total stockholders’ equity	901.4	901.2

Total	$1,274.8	$1,085.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$282.4	$232.1	$549.9	$498.0
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	255.9	170.3	487.9	395.9
Lower of cost or market inventory write-down	—	—	—	9.3
Impairment of investment in Anglesey	—	1.2	—	1.8
Restructuring costs and other charges (benefits)	0.1	5.1	(0.5)	6.3
Depreciation and amortization	5.0	4.3	9.0	8.4
Selling, administrative, research and development, and general	15.4	17.1	32.7	35.0
Other operating charges (benefits), net	2.0	(0.9)	2.0	(0.9)

Total costs and expenses	278.4	197.1	531.1	455.8

Operating income	4.0	35.0	18.8	42.2
Other income (expense):
Interest expense	(3.5)	(0.2)	(3.5)	(0.4)
Other income (expense), net	0.7	—	0.9	(0.1)

Income before income taxes	1.2	34.8	16.2	41.7
Income tax provision	(1.1)	(15.2)	(7.3)	(18.3)

Net income	$0.1	$19.6	$8.9	$23.4

Earnings per share, Basic — Note 1, 14
Net income per share	$0.01	$0.97	$0.45	$1.16

Earnings per share, Diluted — Note 1, 14
Net income per share	$0.01	$0.97	$0.45	$1.16

Weighted-average number of common shares outstanding (000):
Basic	18,917	19,538	19,710	19,506

Diluted	18,917	19,538	19,710	19,506

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Loss	Total

	(In millions of dollars, except for shares)
BALANCE, December 31, 2009	20,276,571	$0.2	$967.8	$85.0	$(116.4)	$(28.1)	$(7.3)	$901.2

Net income	—	—	—	8.9	—	—	—	8.9

Unrealized loss on available for sale securities	—	—	—	—	—	—	(0.1)	(0.1)

Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	0.3	0.3

Comprehensive income		—	—	—	—			9.1
Sale of Union VEBA shares by the Union VEBA, net of tax of $16.8	—	—	0.5	—	27.3	—	—	27.8

Issuance of warrants	—	—	14.3	—	—	—	—	14.3

Issuance of non-vested shares	96,850	—	—	—	—	—	—	—

Issuance of common shares to directors	3,891	—	0.1	—	—	—	—	0.1

Issuance of common shares to employees upon vesting of restricted stock units and performance shares	1,295	—	—	—	—	—	—	—

Cancellation of employee non-vested shares	(310)	—	—	—	—	—	—	—

Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(9,984)	—	(0.3)	—	—	—	—	(0.3)
Repurchase of common stock	(1,151,900)	—	—	—	—	(44.2)	—	(44.2)

Cash dividends on common stock ($0.48 per share)	—	—	—	(9.6)	—	—	—	(9.6)

Amortization of unearned equity compensation	—	—	3.0	—	—	—	—	3.0

BALANCE, June 30, 2010	19,216,413	$0.2	$985.4	$84.3	$(89.1)	$(72.3)	$(7.1)	$901.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30,

	2010	2009

	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$8.9	$23.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of note discount of $1.5 for the six months ended June 30, 2010 and deferred financing costs of $0.4 for the six months ended June 30, 2009)	10.5	8.7
Deferred income taxes	5.6	17.6
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.1
Non-cash equity compensation	3.1	6.1
Net non-cash LIFO charges (benefits) and lower of cost or market inventory write-down	8.2	(4.0)
Non-cash unrealized losses (gains) on derivative positions	17.9	(22.3)
Amortization of option premiums	0.7	—
Non-cash impairment charges	1.9	2.1
Equity in income of unconsolidated affiliate, net of distributions	—	(1.8)
Loss on disposition of property, plant and equipment	0.1	0.1
Other non-cash changes in assets and liabilities	1.0	2.7
Changes in assets and liabilities:
Trade and other receivables	(11.3)	38.7
Receivable from affiliate	0.2	11.7
Inventories (excluding LIFO charges/benefits and lower of cost or market write-down)	(31.0)	48.2
Prepaid expenses and other current assets	0.8	1.6
Accounts payable	6.5	(13.6)
Accrued liabilities	(9.4)	(28.7)
Payable to affiliate	9.6	(6.4)
Accrued income taxes	—	(0.5)
Long-term assets and liabilities, net	15.3	2.9

Net cash provided by operating activities	38.6	86.6

Cash flows from investing activities:
Capital expenditures, net of change in accounts payable of $3.5 and $1.1 for the six month periods ended June 30, 2010 and June 30, 2009, respectively	(26.7)	(36.6)
Purchase of available for sale securities	(4.4)	—
Change in restricted cash	1.1	11.2

Net cash used in investing activities	(30.0)	(25.4)

Cash flows from financing activities:
Proceeds from issuance of cash convertible senior notes	175.0	—
Cash paid for financing costs in connection with issuance of cash convertible senior notes	(5.9)	—
Purchase of call option in connection with issuance of cash convertible senior notes	(31.4)	—
Proceeds from issuance of warrants	14.3	—
Borrowings under the revolving credit facility	—	90.3
Repayment of borrowings under the revolving credit facility	—	(126.3)
Cash paid for financing costs in connection with the revolving credit facility	(2.7)	(1.1)
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	(0.1)
Repurchase of common stock	(44.2)	—
Cash dividend paid to stockholders	(9.6)	(9.7)

Net cash provided by (used in) financing activities	95.5	(46.9)

Foreign currency impact on cash and cash equivalents	—	0.1

Net increase in cash and cash equivalents during the period	104.1	14.4
Cash and cash equivalents at beginning of period	30.3	0.2

Cash and cash equivalents at end of period	$134.4	$14.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
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
     In the fourth quarter of 2009, the Company reorganized its business segments as a result of changes in the operations of Anglesey. The segment data for periods prior to this change have been retrospectively adjusted for consistency with current period classification. See Note 15 for a description of the Company’s business segments.
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
     Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     Recognition of Sales. Sales are generally recognized on a gross basis when title, ownership and risk of loss pass to the buyer and collectability is reasonably assured. In connection with Anglesey’s remelt operations, which commenced in the fourth quarter of 2009, the Company substantially reduced or eliminated its risks with respect to inventory loss and fluctuations in metal prices and foreign currency exchange rates. Because the Company is, in substance, acting as an agent in connection with the sales of the secondary aluminum products produced by Anglesey’s remelt operations, the Company’s sales of such products are presented on a net of cost of sales basis.
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
     Certain of the capacity reservation and commitment deferral agreements provide for periodic, such as quarterly or annual, billing for the duration of the contract. For capacity reservation agreements, the Company recognizes revenue ratably over the period of the capacity reservation. Accordingly, the Company may recognize revenue prior to billing reservation fees. At June 30, 2010 and December 31, 2009, the Company had $4.2 and $0.3 of unbilled receivables, respectively, included within Trade receivables on the Company’s Consolidated Balance Sheets. For commitment deferral agreements, the Company recognizes revenue upon the earlier occurrence of the related sale of product or the end of the commitment period. In connection with other agreements, the Company may collect funds from customers in advance of the periods for which (i) the production capacity is reserved, (ii) commitments are deferred, (iii) commitments are reduced or (iv) performance is completed, in which event the recognition of revenue is deferred until such time as the fee is earned. At June 30, 2010 and December 31, 2009, the Company had total deferred revenues of $24.2 and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
$15.5, respectively, relating to these agreements. Such deferred revenue is included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company’s Consolidated Balance Sheets (Note 6).
     Earnings per Share. Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, defines unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires inclusion of such securities in the computation of earnings per share pursuant to the two-class method.
     Basic earnings per share is computed by dividing distributed and undistributed earnings allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic weighted-average number of common shares outstanding because such shares were irrevocably issued and have full dividend and voting rights. Diluted earnings per share is calculated as the more dilutive result of computing earnings per share under: (i) the treasury stock method or (ii) the two-class method (Note 14).
     Stock-Based Compensation. Stock based compensation is provided to certain employees, directors and a director emeritus, and is accounted for at fair value, pursuant to the requirements of ASC Topic 718, Compensation — Stock Compensation. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The fair value of awards provided to the director emeritus is not material. The cost of an award is recognized as an expense over the requisite service period of the award on a ratable basis. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight-line method. The Company recognized compensation expense for the quarters ended June 30, 2010 and June 30, 2009 of $1.0 and $3.0, respectively, and for the six month periods ended June 30, 2010 and June 30, 2009 of $2.1 and $5.5, respectively, in connection with vested awards and non-vested stock, restricted stock units and stock options (Note 11).
     The Company grants performance shares to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance, measured over a three year performance period. The EVA is a measure of the excess of the Company’s adjusted pretax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, as defined in the 2008-2010, 2009-2011 and 2010-2012 Long-Term Incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three year performance periods on a ratable basis. The Company recognized compensation expense for the quarters ended June 30, 2010 and June 30, 2009 of $0.3 and $0.7, respectively, and for the six month periods ended June 30, 2010 and June 30, 2009 of $0.8 and $0.7, respectively, in connection with the performance shares.
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
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation, letters of credit and other agreements. Such amounts totaled $17.2 and $18.3 at June 30, 2010 and December 31, 2009, respectively. Of the restricted cash balance, $0.9 and $0.9 were considered short-term and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively, and $16.3 and $17.4 were considered long-term and included in Other assets on the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
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
     Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company’s exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company’s exposure to changes in foreign currency exchange rates. From time-to-time, the Company also enters into hedging arrangements in connection with financing transactions, to mitigate financial risks.
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
     On March 29, 2010, the Company issued $175.0 aggregate principal amount of 4.5% cash convertible senior notes due 2015 (the “Notes”). The Notes may be settled only in cash. The cash conversion feature of the Notes requires bifurcation from the Notes according to ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for such cash conversion feature (“Bifurcated Conversion Feature”) as a derivative liability. In connection with the issuance of the Notes, the Company purchased cash-settled call options relating to its common stock (the “Call Options”) to hedge against potential cash payments that could result from the conversion of the Notes. The Call Options are accounted for as derivative assets, as they meet the definition of a derivative under ASC 815 (Notes 7 and 13).
     The Company recognizes all derivative instruments as assets or liabilities in its balance sheet and measures these instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (Note 13). The Company does not meet the documentation requirements for hedge (deferral) accounting under ASC 815. Unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. Unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense). The Company recorded $0.9 of net unrealized gain related to the Call Option and the Bifurcated Conversion Feature as a component of Other income (expense) during the quarter ended June 30, 2010.
     Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, and natural gas derivative contracts, the Call Options, and arrangements related to its cash equivalents. If the market value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both June 30, 2010 and December 31, 2009, the Company had no margin deposits with its counterparties or margin deposits from its counterparties.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     The Company places its cash in money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. The Company has not experienced losses on its temporary cash investments.
     Fair Value Measurement. The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring the fair value of its derivative contracts (Note 13), plan assets invested by certain of the Company’s employee benefit plans (Note 10) and its Notes (Note 7).
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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
     New Accounting Pronouncements. Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3 fair value measurements. ASU 2010-06 became effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the applicable provisions of ASU 2010-06 for the six month period ending June 30, 2010, which did not have a material impact on the disclosures in its consolidated financial statements. The Company does not expect the adoption of the provisions of ASU 2010-06 relating to increased disclosure of activity in Level 3 fair value measurements to have a material impact on the disclosures in its consolidated financial statements.
2. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Fabricated Products segment —
Finished products	$36.4	$40.4
Work in process	48.8	44.9
Raw materials	49.1	27.1
Operating supplies and repairs and maintenance parts	12.4	12.8

	$146.7	$125.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     The Company recorded net non-cash LIFO benefits (charges) of approximately $1.0 and $(8.2) during the quarter and six months ended June 30, 2010, respectively. The Company recorded net non-cash LIFO benefits of approximately $2.1 and $13.2 during the quarter and six months ended June 30, 2009, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.
     With the inevitable ebb and flow of business cycles, non-cash LIFO benefits (charges) will result when inventory levels and metal prices fluctuate. Further, potential lower of cost or market adjustments can occur when metal prices decline and margins compress. During the first quarter of 2009, due to a decline in the London Metal Exchange (“LME”) price of primary aluminum, the Company recorded a $9.3 lower of cost or market inventory write-down, pursuant to ASC Topic 330, Inventory, under which the market value of inventory is determined based on the current replacement cost, by purchase or by reproduction, except that it does not exceed the net realizable value and it is not less than net realizable value reduced by an approximate normal profit margin. There were no lower of cost or market inventory write-downs during the six months ended June 30, 2010.
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
     At December 31, 2008, the Company fully impaired its investment in Anglesey. For the quarter and six months ended June 30, 2009, the Company recorded $1.2 and $1.8, respectively, in equity in income of Anglesey, which amounts were impaired in such periods to maintain the Company’s investment balance at zero. For the quarter ended September 30, 2009, Anglesey incurred a significant net loss, primarily as the result of employee redundancy costs incurred in connection with the cessation of its smelting operations. As a result of such loss, and as the Company did not, and was not obligated to, (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, the Company suspended the use of the equity method of accounting with respect to its ownership in Anglesey, commencing in the quarter ended September 30, 2009, and continuing through the quarter ended June 30, 2010. Accordingly, the Company did not recognize its share of Anglesey’s operating results for such periods, pursuant to ASC Topic 323, Investments — Equity Method and Joint Ventures. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey unless and until (i) its share of any future net income of Anglesey equals or is greater than the Company’s share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. The Company does not anticipate the occurrence of such events during the next 12 months.
     At December 31, 2009, receivables from Anglesey were $0.2, all of which were received during the first quarter of 2010. No amounts were due from Anglesey at June 30, 2010. At June 30, 2010 and December 31, 2009, payables to Anglesey were $18.6 and $9.0, respectively. Transactions giving rise to payables to or receivables from Anglesey result from the Company’s ongoing trading activities with Anglesey relating to its remelt operations. Any amounts due from/to Anglesey are reflected on the Company’s Consolidated Balance Sheets as Due from affiliate or Payable to affiliate, respectively.
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
     The Company’s estimates and judgments that affect the probability weighted estimated future contingent cost amounts did not materially change during the quarter ended June 30, 2010. The Company’s results for each of the quarters and six month periods ended June 30, 2010 and June 30, 2009 included an immaterial amount of depreciation expense associated with CARO-related costs. For both quarters ended June 30, 2010 and June 30, 2009, accretion of CARO liabilities (recorded in Cost of products sold) was $0.1. In addition, the Company’s results for each of the six month periods ended June 30, 2010 and June 30, 2009 reflected an accretion of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
the estimated liability of $0.2 (recorded in Cost of products sold). The estimated fair value of CARO liabilities at June 30, 2010 and December 31, 2009 was $3.7 and $3.5, respectively.
     For purposes of the Company’s fair value estimates with respect to the CARO liabilities, a credit adjusted risk free rate of 7.5% was used.
5. Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. The major classes of property, plant, and equipment are as follows:

	June 30,	December 31,
	2010	2009
Land and improvements	$23.2	$23.6
Buildings	35.0	31.9
Machinery and equipment	303.3	246.2
Construction in progress	41.2	83.4

	402.7	385.1
Accumulated depreciation	(53.6)	(46.2)

Property, plant, and equipment, net	$349.1	$338.9

     The major components of Construction in progress were as follows:

	June 30,	December 31,
	2010	2009
Kalamazoo, Michigan facility [1]	$26.6	$70.0
Other[2]	14.6	13.4

Total Construction in progress	$41.2	$83.4

[1]	The Kalamazoo, Michigan facility is equipped with two extrusion presses and a remelt operation. Completion of this investment program is expected to occur in late 2010. The decrease in the Construction in progress balance relating to the Kalamazoo, Michigan facility from December 31, 2009 to June 30, 2010 principally reflects the commissioning of certain equipment during that period, the cost of which is reflected above in Machinery and equipment as of June 30, 2010.

[2]	Other construction in progress includes construction at most of the Company’s manufacturing locations.

The amount of interest expense capitalized as construction in progress was $1.9 and $1.0 during the six month periods ended June 30, 2010 and June 30, 2009, respectively.

For the quarter and six months ended June 30, 2010, the Company recorded depreciation expense of $4.9 and $8.9, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the quarter and six months ended June 30, 2009, the Company recorded depreciation expense of $4.2 and $8.3, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate segment for all such periods.
6. Supplemental Balance Sheet Information
Trade Receivables.
     Trade receivables were comprised of the following:

	June 30,	December 31,
	2010	2009
Billed trade receivables	$87.3	$84.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)

	June 30,	December 31,
	2010	2009
Unbilled trade receivables — Note 1	4.2	0.3

	91.5	84.5
Allowance for doubtful receivables	(0.6)	(0.8)

	$90.9	$83.7

Prepaid Expenses and Other Current Assets.
     Prepaid expenses and other current assets were comprised of the following:

	June 30,	December 31,
	2010	2009

Current derivative assets — Note 13	$2.2	$7.2
Current deferred tax assets	40.5	40.6
Option premiums paid	3.0	3.1
Short-term restricted cash	0.9	0.9
Prepaid taxes	2.3	4.2
Prepaid expenses	4.1	3.1

Total	$53.0	$59.1

Other Assets.
     Other assets were comprised of the following:

	June 30,	December 31,
	2010	2009
Derivative assets — Note 13	$29.5	$18.2
Option premiums paid	1.4	1.6
Restricted cash	16.3	17.4
Long-term income tax receivable	2.7	2.8
Deferred financing costs	8.7	1.1
Available for sale securities	4.3	—
Other	—	0.1

Total	$62.9	$41.2

Other Accrued Liabilities.
     Other accrued liabilities were comprised of the following:

	June 30,	December 31,
	2010	2009
Current derivative liabilities — Note 13	$6.3	$5.1
Option premiums received	1.7	1.6
Current portion of income tax liabilities	1.1	1.1
Accrued income taxes and taxes payable	3.0	2.0
Accrued book overdraft (uncleared cash disbursements)	—	3.4
Accrued annual VEBA contribution	—	2.4
Accrued freight	1.9	2.1
Environmental accrual	2.4	3.9
Deferred revenue	7.0	6.8
Other	5.8	3.7

Total	$29.2	$32.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
Long-term Liabilities.
     Long-term liabilities were comprised of the following:

	June 30,	December 31,
	2010	2009
Derivative liabilities — Note 13	$35.8	$5.3
Option premiums received	0.8	1.6
Income tax liabilities	14.0	13.4
Workers’ compensation accruals	16.2	14.1
Environmental accruals	5.2	5.8
Asset retirement obligations	3.7	3.5
Deferred revenue	17.2	8.7
Deferred compensation liability	4.4	—
Other long-term liabilities	1.6	1.3

Total	$98.9	$53.7

7. Cash Convertible Senior Notes and Related Transactions
Indenture. On March 29, 2010, the Company issued $175.0 aggregate principal amount of the Notes pursuant to an indenture by and between the Company and Wells Fargo Bank, National Association, as trustee (the “Indenture”). Net proceeds from this transaction were approximately $169.2, after deducting the initial purchasers’ discounts and transaction fees and expenses. The Notes bear a stated interest rate of 4.50% per year. As described in Note 1, the Company accounts for the Bifurcated Conversion Feature of the Notes as a derivative instrument. The fair value of the Bifurcated Conversion Feature on the issuance date of the Notes was recorded as the original issue discount for purposes of accounting for the debt component of the Notes. Therefore, interest expense greater than the interest rate of 4.50% will be recognized over the term of the Notes, primarily due to the accretion of the discounted carrying value of the Notes to their face amount. The initial purchasers’ discounts and transaction fees and expenses totaling $5.8 were capitalized as deferred financing costs and will be amortized over the term of the Notes using the effective interest method. The effective interest rate of the Notes is approximately 11% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2010. The Notes will mature on April 1, 2015, subject to earlier repurchase or conversion upon the occurrence of certain events. Holders may convert their Notes before January 1, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on or after January 1, 2015 until the close of business on the second scheduled trading date immediately preceding the maturity date of the Notes. The Notes are subject to repurchase by the Company at the option of the holders following a fundamental change, as defined in the Indenture, including, but not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) approval of any plan or proposal for the liquidation, or dissolution of our company, and (iv) our common stock ceasing to be listed on any of The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest up to the fundamental change repurchase date. The Notes have an initial conversion rate of 20.6949 shares of common stock per (in whole dollars) $1,000 principal amount of the Notes (equivalent to an initial conversion price of $48.32 per share, representing a 26% conversion premium over the closing price of $38.35 per share of the Company’s common stock on March 23, 2010), subject to adjustment, based on the occurrence of certain events, including, but not limited to, (i) the issuance of certain dividends on our common stock, (ii) the issuance of certain rights, options or warrants, (iii) the effectuation of share splits or combinations, (iv) certain distributions of property and (v) certain issuer tender or exchange offers as described in the Indenture, with the amount due on conversion payable in cash. The Notes are not convertible into the Company’s common stock or any other securities under any circumstances.
Convertible Note Hedge Transactions. On March 23 and March 26, 2010, the Company purchased Call Options from several financial institutions (the “Option Counterparties”). The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
maturity of the Notes. The Company paid an aggregate amount of approximately $31.4 to the Option Counterparties for the Call Options.
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
Warrant Transactions. On March 23 and March 26, 2010, the Company also entered into warrant transactions pursuant to which the Company sold to the Option Counterparties net-share-settled warrants (the “Warrants”) relating to approximately 3.6 million shares of the Company’s common stock. The warrants expire on July 1, 2015. The Option Counterparties paid an aggregate amount of approximately $14.3 to the Company for the Warrants.
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
Other. The Call Options and Warrant transactions are separate transactions entered into by the Company with the Option Counterparties, and are not part of the terms of the Notes and do not affect the rights of holders under the Notes.
     As described in Note 1, the cash conversion feature of the Notes meets the definition of a derivative under ASC 815 and requires bifurcation from the Notes for accounting purposes. The Call Options also meet the definition of derivatives under ASC 815. As such, the Company accounts for both instruments as derivatives and marks to market both instruments at the end of each reporting period. At June 30, 2010, the Bifurcated Conversion Feature had a fair value of $31.6 and was recorded as a long-term derivative liability, and the Call Options had a fair value of $25.8 and were recorded as long-term derivative assets (Note 6).
     The Warrants meet the definition of derivatives under ASC 815; however, because the Warrants have been determined to be indexed to the Company’s common stock and to have met the requirement to be classified as equity instruments, they are not subject to the fair value provisions of ASC 815 (Note 13).
     At June 30, 2010, the carrying value of the Notes was $138.4, which consists of $175.0 face amount net of $36.6 of debt discount. The fair value of the Notes was $167.6. The fair value of the Notes was based on the trading price of the Notes on June 30, 2010 which was a Level 1 input in the fair value hierarchy in which the fair value measurement fell. Total interest expense related to the Notes for the quarter and six months ended June 30, 2010 were $3.7 and $3.8, respectively, a portion of which was capitalized as Construction in progress.
8. Secured Debt and Credit Facilities
Secured credit facility and long term debt consisted of the following:

	June 30,	December 31,
	2010	2009
Revolving Credit Facility	$—	$—
Other	7.1	7.1

Total	7.1	7.1
Less — Current portion	—	—

Long-term secured debt	$7.1	$7.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     On March 23, 2010, the Company and certain of its subsidiaries entered into a $200.0 revolving credit facility with a group of lenders (the “Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. The Revolving Credit Facility amended and restated the Company’s then existing $265.0 revolving credit facility. In connection with the amendment and restatement, the Company expensed $0.4 of unamortized deferred financing costs relating to the $265.0 revolving credit facility, resulting in a residual balance of $0.7 of unamortized deferred financing costs related to such financing arrangement. Also, in connection with the amendment and restatement, the Company incurred $2.7 of additional financing costs, which were capitalized. Accordingly, a total of $3.4 of capitalized financing costs will be amortized over the term of the Revolving Credit Facility on a straight-line basis. At June 30, 2010, $3.2 of deferred financing costs remained on the Consolidated Balance Sheets.
     Under the Revolving Credit Facility, the Company is able to borrow from time-to-time an aggregate amount equal to the lesser of $200.0 or a borrowing base comprised of certain percentages of eligible accounts receivable and eligible inventory, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility matures in March 2014, at which time all amounts outstanding under the Revolving Credit Facility will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $250.0.
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
     The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds relating thereto of the Company and its domestic operating subsidiaries. At June 30, 2010, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     At June 30, 2010, based on the borrowing base determination in effect as of that date, the Company had $171.6 available under the Revolving Credit Facility, of which $9.9 was being used to support outstanding letters of credit, leaving $161.7 of availability. There were no borrowings under the Revolving Credit Facility at June 30, 2010, but the interest rate applicable to any borrowings under the Revolving Credit Facility would have been 5.25% at June 30, 2010 for overnight borrowings.
     Other. As of June 30, 2010, the Company had outstanding a promissory note (the “Promissory Note”) in the amount of $7.0. The Promissory Note was issued in December 2008 in connection with the Company’s purchase of the previously leased land and buildings associated with its Los Angeles, California facility. Interest is payable on the unpaid principal balance of the Promissory Note monthly in arrears at the prime rate, as defined in the Promissory Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on February 1, 2012 and the remaining $3.5 will be due on February 1, 2013. The Promissory Note is secured by a deed of trust on the property. For both the six month periods ended June 30, 2010 and June 30, 2009, the Company incurred $0.2 of interest expense relating to the Promissory Note. The interest rate applicable to the Promissory Note was 4.75% at June 30, 2010.
9. Income Tax Matters
Tax Provision. The provision for income taxes for the quarters and six month periods ended June 30, 2010 and June 30, 2009 consisted of:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Domestic	$0.7	$17.2	$5.9	$19.0
Foreign	0.4	(2.0)	1.4	(0.7)

Total	$1.1	$15.2	$7.3	$18.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     The income tax provision for the six months ended June 30, 2010 was $7.3, or an effective tax rate of 45.1%. The difference between the effective tax rate and the projected blended statutory tax rate was primarily related to unrecognized tax benefits, including interest and penalties of $0.8 resulting in a 5.0% increase in the effective tax rate, as well as the impact of non-deductible compensation expense of $0.5, resulting in a 2.8% increase in the effective tax rate.
     The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $0.3 currency translation adjustment that was recorded in Accumulated other comprehensive loss.
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     At December 31, 2009, the Company had $858.2 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the United States. Of the NOL carryforwards at December 31, 2009, $1.2 relates to the excess tax benefits from employee restricted stock. Equity will be increased by $1.2 if and when such excess tax benefits are ultimately realized. Such NOL carryforwards expire periodically through 2027. The Company also had $31.1 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
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
     In assessing the realizability of deferred tax assets, the Company considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2009, due to uncertainties surrounding the realization of some of the Company’s deferred tax assets including state NOLs sustained during the prior years and expiring tax benefits, the Company has a valuation allowance of $18.0 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of the valuation allowance will be recorded as a reduction of income tax expense pursuant to ASC Topic 805, Business Combinations.
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
     The Company had gross unrecognized tax benefits of $15.7 and $15.6 at June 30, 2010 and December 31, 2009, respectively. The changes during the six months ended June 30, 2010 was primarily due to currency fluctuations and a change in tax position. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. The Company had approximately $6.4 and $6.2 accrued at June 30, 2010 and December 31, 2009, respectively, for interest and penalties. Of the $6.4 of total interest and penalties at June 30, 2010, $0.4 is included in current liabilities and $6.0 is included in Long-term liabilities in the Consolidated Balance Sheets. Of the $6.2 of total interest and penalties at December 31, 2009, $0.3 is included in current liabilities and $5.9 is included in Long-term liabilities in the Consolidated Balance Sheets. During the six months ended June 30, 2010, the Company recognized approximately $0.2 in interest and penalties. During the six months ended June 30, 2010, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $0.3 currency translation adjustment that was recorded in Accumulated other comprehensive loss. The Company expects its gross unrecognized tax benefits and related interest and penalties,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
to be significantly reduced over the next 12 months due to the resolution of certain tax audits and expirations of various statutes of limitation.
10. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steel, Paper and Foresting, rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (the “USW”) and International Association of Machinists and certain other unions at certain of the Company’s production facilities, except that the monthly contributions per hour worked by each bargaining unit employee to a pension plan sponsored by the USW at the Company’s Newark, Ohio and Spokane, Washington facilities increased to (in whole dollars) $1.25 starting July 2010 and will increase to (in whole dollars) $1.50 in July 2015. The Company currently estimates that contributions will range from $2.0 to $4.0 per year through 2013.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at four of these production facilities ranging from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age. The Company currently estimates that contributions to such plans will range from $1.0 to $3.0 per year.

•	A defined benefit plan for salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2009, approximately 55% of the plan assets were invested in equity securities, 40% of plan assets were invested in debt securities and the remaining plan assets were invested in short-term securities. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short-term securities.

•	A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that contributions to such plan will range from $4.0 to $6.0 per year.

•	A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan, as a result of the limitations imposed by the Internal Revenue Code. Despite the plan being an unfunded plan, the Company makes an annual contribution to a Rabbi Trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of the Company’s general creditors, and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the Rabbi Trust relating to the deferred compensation plan are accounted for as available for sale securities and are included as Other assets on the Consolidated Balance Sheets (Note 6). Liabilities relating to the deferred compensation plan are included on the Consolidated Balance Sheets as Long-term liabilities (Note 6).
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     As of June 30, 2010, the Union VEBA owned 3,708,922 shares of the Company’s common stock. A stock transfer restriction agreement between the Union VEBA and the Company places certain restrictions on the Union VEBA relating to the sale of shares of the Company’s common stock owned by the Union VEBA (see Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). The number of shares of the Company’s common stock that generally may be sold by the Union VEBA during any 12-month period without further approval of our Board of Directors is 1,321,485. On April 2, 2010, the Company filed a registration statement on Form S-3 for the resale of the shares of the Company’s common stock held by the Union VEBA in response to a demand by the Union VEBA under a registration rights agreement entered into by the Company and the VEBA Trust on July 6, 2006. The registration statement became effective on July 9, 2010. While the registration statement provides for registration of all shares of our common stock owned by the Union VEBA, the Union VEBA is also permitted to sell all or some portion of these shares in transactions exempt from the registration requirements of applicable securities laws, including Rule 144 of the Securities Act. Regardless of whether the Union VEBA sells shares pursuant to the registration statement or in transactions exempt from registration requirements, including Rule 144 of the Securities Act, the Union VEBA will continue to be prohibited from selling more than 1,321,485 shares of our common stock during any 12-month period without the approval of our Board of Directors.
     During the six months ended June 30, 2010, the Union VEBA sold 1,136,543 shares. The 1,136,543 shares sold resulted in (i) an increase of $44.7 in VEBA assets at an approximately $39.29 weighted average per share price realized by the Union VEBA, (ii) a reduction of $27.3 in common stock owned by Union VEBA (at $24.02 per share reorganization value), and (iii) the difference between the two amounts, net of tax adjustment, was credited to Additional capital. As of June 30, 2010, the Union VEBA owned approximately 19% of the Company’s outstanding common stock.
     The Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution. This obligation extends through September 30, 2017 with respect to the Union VEBA (a five year extension agreed by the Company on January 20, 2010 in connection with the renewal and ratification of a labor agreement with the members of the USW at the Company’s Newark, Ohio and Spokane, Washington facilities), while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs through September 2017 pursuant to the Company’s obligation is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable within 120 days following the end of the fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements), whichever is earlier. The Union VEBA is managed by four trustees (two appointed by the Company and two appointed by the USW) and the assets are managed by an independent fiduciary.
     Amounts owing by the Company to the VEBAs are recorded in the Company’s Consolidated Balance Sheets under Other accrued liabilities, with a corresponding increase in Net assets in respect of VEBAs. At December 31, 2009, the Company had preliminarily determined that $2.4 was owed to the VEBAs (comprised of $2.0 to the Union VEBA and $0.4 to the Salaried VEBA); and these amounts were paid during the first quarter of 2010. In addition to contribution obligations, the Company is obligated to pay one-half of the administrative expenses of the Union VEBA, up to $0.3 in each successive year, which annual cap was effective beginning with 2008. During 2009, the Company paid $0.3 in administrative expenses of the Union VEBA.
     For accounting purposes, after discussions with the staff of the SEC, the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. While the Company’s only obligation to the VEBAs is to pay the annual variable contribution amount and the Company has no control over the plan assets, the Company nonetheless accounts for net periodic postretirement benefit costs in accordance with ASC Topic 715, Compensation — Retirement Benefits, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s financial statements. Such information must be obtained from the Salaried VEBA and Union VEBA on a periodic basis. It is possible that existing assets may be insufficient to fund the accumulated benefit obligation resulting in a negative net funded position on the Company’s Consolidated Balance Sheets; however, the Company has no obligation to fund either the Salaried or Union VEBA beyond the annual variable cash contributions as determined.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     Components of Net Periodic Benefit Cost and Cash Flow and Charges. The following tables present the components of net periodic benefit cost for the quarters and six month periods ended June 30, 2010 and June 30, 2009:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
VEBAs:
Service cost	$0.8	$0.6	$1.5	$1.1
Interest cost	4.0	4.6	8.0	9.3
Expected return on plan assets	(5.2)	(5.2)	(10.5)	(10.4)
Amortization of prior service cost	1.0	0.4	2.1	0.8
Amortization of net loss (gain)	(0.1)	1.0	(0.2)	1.9

	0.5	1.4	0.9	2.7
Deferred compensation plan	0.2	0.1	0.9	0.2
Defined contributions plans	1.8	2.1	5.7	5.0

	$2.5	$3.6	$7.5	$7.9

The following tables present the allocation of these charges:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fabricated Products segment	$1.7	$1.9	$5.2	$4.4
Corporate and Other segment	0.8	1.7	2.3	3.5

	$2.5	$3.6	$7.5	$7.9

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
11. Employee Incentive Plans
Short-term incentive plans
     The Company has a short-term incentive compensation plan for senior management and certain salaried employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on EVA of the Company’s core Fabricated Products business, adjusted for certain safety and performance factors. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.
     Long- term incentive plans
     General. On July 6, 2006, the Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”) became effective. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors and directors emeritus of the Company, are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
expire on July 6, 2016. No grants will be made after that date, but all grants made on or prior to that date will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination. In December 2008, the Company amended the Equity Incentive Plan to include a new French sub-plan in order to issue restricted stock units to eligible employees of the Company’s French subsidiary. Under the French sub-plan, the restriction period on the restricted stock units cannot be shorter than two years from the date of grant and the holder of such restricted stock units is not entitled to dividend equivalent payments in the event that the Company declares dividends on shares of its common stock. In June 2009, the Company amended the Equity Incentive Plan to clarify and confirm that directors emeritus are permitted to participate in the Equity Incentive Plan. In February 2010, the Company amended the Equity Incentive Plan to clarify and confirm the compensation committee’s authority in connection with the establishment of performance goals. In June 2010, upon shareholder approval, the Equity Incentive Plan was amended to add 500,000 common shares to the number of shares available for issuance under the Equity Incentive Plan.
     Subject to certain adjustments that may be required from time-to-time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, upon its effectiveness 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan. As discussed above, in June 2010, the shareholders of the Company approved the addition of 500,000 shares of common stock to the number of shares available for issuance under the Equity Incentive Plan. At June 30, 2010, 1,008,666 common shares were available for additional awards under the Equity Incentive Plan.
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for the quarters and six month periods ended June 30, 2010 and June 30, 2009 were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service-based vested and non-vested common shares and restricted stock units	$1.0	$2.9	$2.0	$5.3
Performance shares	0.3	0.7	0.8	0.7
Service-based stock options	—	0.1	0.1	0.2

Total compensation charge	$1.3	$3.7	$2.9	$6.2

     Non-vested Common Shares, Restricted Stock Units, and Performance Shares. The Company grants non-vested common shares to its non-employee directors, directors emeritus, executive officers and other key employees. The non-vested common shares granted to non-employee directors and a director emeritus are generally subject to a one year vesting requirement. The non-vested common shares granted to executive officers and senior management are generally subject to a three year cliff vesting requirement. The non-vested common shares granted to other key employees are generally subject to a three year graded vesting requirement. In addition to non-vested common shares, the Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. With the exception of restricted stock units granted under the French sub-plan, restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. Restricted stock units granted under the French sub-plan vest two-thirds on the second anniversary of the grant date and one-third on the third anniversary of the grant date.
     The fair value of the non-vested common shares and restricted stock units are based on the grant date market value of the common shares and amortized over the requisite service period on a ratable basis, after assuming an estimated forfeiture rate. From time-to-time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For both quarters ended June 30, 2010 and June 30, 2009, the Company recorded $0.1 relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
     The Company grants performance shares to executive officers and other key employees under the Company’s LTI programs. Awards under existing programs are subject to performance requirements pertaining to the Company’s EVA performance, measured over a three year performance period. EVA is a measure of the excess of the Company’s adjusted pretax operating income for a

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three year performance periods. The vesting of performance shares and related issuance and delivery of common shares, if any, under the 2008-2010 LTI program, 2009-2011 LTI program and 2010-2012 LTI program will occur in 2011, 2012 and 2013, respectively. Performance share holders do not receive voting rights through the ownership of such performance shares.
     The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three year performance periods on a ratable basis.
     The fair value of the non-vested common shares, restricted stock units, and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the six months ended June 30, 2010 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair
	Shares	Value per Share	Units	Value per Unit
Outstanding at December 31, 2009	254,152	$32.74	7,528	$18.13
Granted	96,850	34.31	2,362	36.23
Vested	(75,680)	52.92	(686)	37.79
Forfeited	(310)	17.46	—	—

Outstanding at June 30, 2010	275,012	$27.75	9,204	$21.31

A summary of the activity with respect to the performance shares for the six months ended June 30, 2010 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at December 31, 2009	508,214	$23.75
Granted	205,789	34.13
Vested	(609)	31.02
Forfeited	(1,891)	22.94

Outstanding at June 30, 2010	711,503	$26.75

     For the six months ended June 30, 2009, 196,829 non-vested common shares were granted to employees, non-employee directors and a director emeritus. Additionally, 5,181 shares of restricted stock units and 460,198 performance shares were granted to employees during this period. Each of the foregoing grants has a weighted-average grant date fair value per share of $15.57, $13.92 and $14.06, respectively. During the six months ended June 30, 2009, 29,572 non-vested shares, 254 restricted stock units and 20,467 performance shares vested. The weighted-average grant date fair value per share of the non-vested shares, restricted stock units and performance shares that vested during such period was $52.76, $78.15 and $24.83, respectively.
     As of June 30, 2010, there was $5.0 of unrecognized gross compensation cost related to the non-vested common shares and the restricted stock units and $3.5 of unrecognized gross compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 1.8 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.4 years.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     Stock Options. As of June 30, 2010, the Company had 22,077 outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 and have a contractual life of ten years. The options vested one-third on April 3, 2008, one-third on April 3, 2009, and one-third on April 3, 2010. The weighted-average fair value of the options granted was $39.90 (see Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for key assumptions used in the Black Scholes pricing model). No new options were granted during the six months ended June 30, 2010.
     A summary of the Company’s stock option activity for the six months ended June 30, 2010 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Life	Value
			(In years)	(In millions)
Outstanding at December 31, 2009	22,077	$80.01
Grants	—	—
Forfeited	—	—
Exercise	—	—

Outstanding at June 30, 2010	22,077	$80.01	6.75	$—

Fully vested and expected to vest at June 30, 2010	22,077	$80.01	6.75	$—

Exercisable at June 30, 2010	22,077	$80.01	6.75	$—

     At June 30, 2010, there was no unrecognized gross compensation expense related to stock options, as all unvested options became fully vested on April 3, 2010.
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
     Based on the Company’s evaluation of the existing environmental matters, the Company had environmental accruals totaling $7.6 at June 30, 2010. Such amounts are primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and the Company’s assessment of the likely remediation actions to be taken. The Company expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to these environmental accruals will be approximately $1.0 in 2010, $2.9 in 2011, $0.9 in 2012, $0.9 in 2013, and $1.9 in 2014 and years thereafter.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, the Company is currently working to resolve certain of these matters.
     Other Contingencies. The Company and its subsidiaries are parties to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with past and current operations. The Company evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit. In accordance with ASC Topic 450, Contingencies, the Company reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these reserves to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material adverse impact on its consolidated financial position, operating results, or liquidity.
13. Derivative Financial Instruments and Related Hedging Programs
Overview. In conducting its business, the Company, from time-to-time, enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to its sale of fabricated aluminum products and the purchase of metal used as raw material for its fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in its production process, and (iii) foreign currency requirements with respect to its cash commitments for equipment purchases and with respect to its foreign subsidiaries and affiliate. Additionally, in March 2010, the Company entered into Call Options to limit its exposure to the cash conversion feature of the Notes (Note 7). From time-to-time, the Company may modify the terms of its derivative contracts based on operational needs or financing objectives. As the Company’s operational hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash gains and losses are recorded in the income statement. The Company may also be exposed to margin calls, which the Company tries to minimize or offset through the use of counterparty credit lines and/or options. The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements. In such instances, the Company has price risk on its anticipated primary aluminum purchases in respect of the customers’ orders. The Company uses third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements. Unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items.
     During the six month periods ended June 30, 2010 and June 30, 2009, total fabricated products shipments that contained fixed price terms were (in millions of pounds) 47.8 and 91.3, respectively. At June 30, 2010, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum for the remainder of 2010, for 2011, and for 2012 and thereafter, totaling approximately (in millions of pounds): 54.3, 79.9, and 14.2, respectively.
Hedges Relating to the Notes. In March 2010, the Company issued $175.0 aggregate principal amount of the Notes. Holders may convert their Notes into cash before January 1, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on and after January 1, 2015 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. The conversion feature can only be settled in cash and is required to be bifurcated from the Notes and treated as a separate derivative instrument under ASC 815 (Note 1). In order to offset the cash flow risk

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
associated with the Bifurcated Conversion Feature, the Company purchased Call Options. Both the Bifurcated Conversion Feature and the Call Options are measured at fair value with unrealized gains and losses recorded in Other income (expense) within the Company’s Statements of Consolidated Income. The Company expects the gain or loss from the Call Options to substantially offset the gain or loss associated with changes to the valuation of the Bifurcated Conversion Feature. Accordingly, the Company does not expect there to be a material net impact to the Consolidated Statement of Income associated with the Bifurcated Conversion Feature and the Call Options. In connection with the issuance of the Notes, the Company also entered into transactions pursuant to which the Company sold to the Option Counterparties the Warrants (Note 7). The Warrants meet the definition of derivatives under ASC 815; however, because the Warrants have been determined to be indexed to the Company’s own stock and to have met the requirement to be classified as equity instruments, they are not subject to the fair value provisions of ASC 815.
     The following table summarizes the Company’s material derivative positions at June 30, 2010:

		Notional
		Amount of
		Contracts
Commodity	Period	(mmlbs)	Fair Value
Aluminum —
Option purchase contracts	7/10 through 12/11	76.4	$4.5
Fixed priced purchase contracts	7/10 through 11/13	110.6	$(4.6)
Fixed priced sales contracts	7/10 through 12/11	20.4	$(0.4)
Regional premium swap contracts[1]	7/10 through 12/11	112.4	$0.8

		Notional
		Amount of
		Contracts
Energy	Period	(mmbtu)	Fair Value
Natural gas —
Option purchase contracts [2]	8/10 through 12/12	11,120,000	$(2.9)
Fixed priced purchase contracts[2]	7/10 through 2/11	240,000	$(0.1)

		Notional
		Amount of
		Contracts
Hedges Relating to the Notes	Period	(Common Shares)	Fair Value
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,621,608	$(31.6)
Call Options[3]	3/10 through 3/15	3,621,608	$25.8

[1]	Regional premiums represent the premium over the LME price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]	As of June 30, 2010, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 70% of the expected natural gas purchases for the remainder of 2010, approximately 82% of the expected natural gas purchases for 2011, and approximately 53% of the expected natural gas purchases for 2012.

[3]	The Bifurcated Conversion Feature represents the cash conversion feature of the Notes. To hedge against the potential cash outflows associated with the Bifurcated Conversion Feature, the Company purchased cash-settled Call Options. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company’s common stock, the Call Options may only be settled in cash.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
Fair Value Measurements. The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets (Note 6). The Company’s derivative contracts are valued at fair value using significant observable and unobservable inputs.
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
     Bifurcated Conversion Feature and Call Options — The value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued based on the trading price of the Notes on June 30, 2010 (Note 7). The fair value of the Notes without the cash conversion feature is the present value of the series of fixed income cash flows under the Notes, with a mandatory redemption in 2015.
     The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model are the Company’s stock price, risk-free rate, credit spread, dividend yield, expected volatility of the Company’s stock price, and probability of certain corporate events, all of which are observable inputs by market participants.
The significant assumptions used in the determining the fair value of the Call Option at June 30, 2010 were as follows:

Stock price at June 30, 2010	$34.67
Quarterly dividend yield (per share)[1]	$0.24
Risk-free interest rate[2]	1.69%
Credit spread (basis points)[3]	618
Expected volatility rate[4]	36%

[1]	The Company used a discrete quarterly dividend payment of $0.24 per share based on historical and expected future quarterly dividend payments.

[2]	The risk-free rate was based on the five-year and three-year Constant Maturity Treasury rate on June 30, 2010, compounded semi-annually.

[3]	The Company’s credit rating was estimated to be between BB and B+ based on comparisons of its financial ratios and size to those of other rated companies. Using the Merrill Lynch High Yield index, the Company identified credit spreads for other debt issuances with similar credit ratings and used the median of such credit spreads.

[4]	The volatility rate was based on both observed volatility based on the Company’s historical stock price and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.
     The Call Options are expected to substantially eliminate the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that it may be required to make upon the conversion of the Notes.
     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$2.4	$—	$2.4
Aluminum option contracts	—	6.3	—	6.3
Natural gas option contracts	—	0.8	—	0.8
Call Options	—	25.8	—	25.8
Midwest premium swap contracts	—	—	0.8	0.8

Total	$—	$35.3	$0.8	$36.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Aluminum swap contracts	$—	$(7.4)	$—	$(7.4)
Aluminum option contracts	—	(1.8)	—	(1.8)
Natural gas swap contracts	—	(0.1)	—	(0.1)
Natural gas option contracts	—	(3.7)	—	(3.7)
Bifurcated Conversion Feature	—	(31.6)	—	(31.6)

Total	$—	$(44.6)	$—	$(44.6)

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2010:	$—
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	1.1
Purchases, sales, issuances and settlements	(0.3)
Transfers in and (or) out of Level 3	—

Balance at June 30, 2010	$0.8

Total gains included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at June 30, 2010:	$0.7

     The realized and unrealized gains (losses) for the quarters and six month periods ended June 30, 2010 and June 30, 2009 were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Realized losses:
Aluminum	$(1.0)	$(7.9)	$(1.7)	$(13.5)
Foreign Currency	—	(4.1)	—	(10.6)
Natural Gas	(0.2)	(2.2)	(0.3)	(6.5)

Total realized losses:	(1.2)	$(14.2)	$(2.0)	$(30.6)

Unrealized (losses) gains:
Aluminum	$(19.4)	$16.9	$(16.0)	$7.9
Foreign Currency	—	7.8	—	12.1
Natural Gas	0.4	1.9	(2.8)	2.3
Purchased cash convertible note hedge	(5.6)	—	(5.6)	—
Cash conversion feature of Cash Convertible Notes	6.5	—	6.5	—

Total unrealized (losses) gains	$(18.1)	$26.6	$(17.9)	$22.3

     Most of the Company’s derivative contracts contain credit-risk related contingencies. If the fair value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the fair value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both June 30, 2010 and December 31, 2009, the Company had no margin deposits with its counterparties or margin deposits from its counterparties.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
14. Earnings Per Share
     Basic and diluted earnings per share for the quarters and six month periods ended June 30, 2010 and June 30, 2009 were calculated as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net Income	$0.1	$19.6	$8.9	$23.4
Less: net income attributable to participating securities[1]	—	(0.6)	(0.1)	(0.7)

Net income available to common stockholders	$0.1	$19.0	$8.8	$22.7

Denominator:
Weighted-average common shares outstanding — Basic	18,917,222	19,537,848	19,709,615	19,505,611

Weighted-average common shares — Diluted	18,917,222	19,537,848	19,709,615	19,505,611

Earnings per common share:
Basic	$0.01	$0.97	$0.45	$1.16
Diluted	$0.01	$0.97	$0.45	$1.16
The following table provides a detail of net income attributable to participating securities for the quarters and six month periods ended June 30, 2010 and June 30, 2009:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income attributable to participating securities:[1]
Distributed income	$—	$0.1	$0.1	$0.3
Undistributed income	—	0.5	—	0.4

Total net income attributable to participating securities	$—	$0.6	$0.1	$0.7

Percentage of undistributed net income apportioned to participating securities	0%	3%	0%	3%

[1]	Net income attributable to participating securities for a given period includes both distributed and undistributed net income, as applicable. Distributed net income attributed to participating securities represents dividend and dividend equivalents declared on the participating securities that the Company expects to ultimately vest. Undistributed net income for a given period, if any, is apportioned to common stockholders and participating securities based on the weighted average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. Undistributed losses are not allocated to participating securities, however, as such securities do not have an obligation to fund net losses of the Company.
     In computing the diluted weighted average common shares outstanding for the quarters and six month periods ended June 30, 2010 and June 30, 2009, the Company used the two-class method assuming that participating securities are not exercised, vested or converted. The Company included the dilutive effect of stock options in calculating the diluted weighted average common shares. Options to purchase 22,077 common shares at an average exercise price of $80.01 per share were outstanding at June 30, 2010 and June 30, 2009, respectively. The potential dilutive effect of such shares was zero for each of the quarters and six month periods ended

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
June 30, 2010 and June 30, 2009. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.36 per share were issued in March 2010 and outstanding at June 30, 2010. The potential dilutive effect of shares underlying the Warrants was zero for the quarter and six months ended June 30, 2010.
     During the six month periods ended June 30, 2010 and June 30, 2009, the Company paid a total of approximately $9.6 ($0.48 per common share) and $9.7 ($0.48 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of any performance shares with respect to one half of the performance shares.
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
     The Company has one reportable segment, Fabricated Products. The Fabricated Products segment sells value added products such as aluminum sheet and plate, extruded and drawn products, which are used in a wide range of industrial applications, including automotive, aerospace and general engineering end-use applications. Prior to September 30, 2009, the Company also had a Primary Aluminum segment, which produced, through the Company’s interest in Anglesey, and sold commodity grade products as well as value added products such as ingot and billet for which the Company received a premium over fluctuating commodity market prices, and conducted hedging activities with respect to the Company’s exposure to primary aluminum price risk and British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations.
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
Financial information by operating segment for the quarters and six month periods ended June 30, 2010 and June 30, 2009 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Sales:
Fabricated Products	$282.4	$204.8	$549.6	$445.6
All Other[1]	—	27.3	0.3	52.4

	$282.4	$232.1	$549.9	$498.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)

[1]	For the quarter and six months ended June 30, 2009, Net sales in All Other represent net sales relating to Anglesey’s smelting operations. In connection with Anglesey’s remelt operations beginning in the fourth quarter of 2009, the Company changed its basis of revenue recognition from a gross basis to a net basis (Note 1).

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment Operating Income (Loss):
Fabricated Products [1,3]	$33.1	$18.6	$56.1	$32.6
All Other[2,3]	(29.1)	16.4	(37.3)	9.6

Total operating income	$4.0	$35.0	$18.8	$42.2
Interest expense	(3.5)	(0.2)	(3.5)	(0.4)
Other income (expense), net	0.7	—	0.9	(0.1)

Income before income taxes	$1.2	$34.8	$16.2	$41.7

[1]	Operating results in the Fabricated Products segment for the quarters ended June 30, 2010 and June 30, 2009 included LIFO inventory benefits of $1.0 and $2.1, respectively. Operating results in the Fabricated Products segment for the six month periods ended June 30, 2010 and June 30, 2009 included LIFO inventory (charges) benefits of $(8.2) and $13.2, respectively. Also included in the operating results for the six months ended June 30, 2009 was a lower of cost or market inventory write-down of $9.3.

[2]	Operating results in All Other in 2009 included (i) realized and unrealized hedging gains (losses) on the Company’s Pound Sterling and metal derivative positions and (ii) impairment charges of the Company’s investment in Anglesey. Operating results in All Other in 2010 included realized and unrealized hedging gains (losses) on the Company’s metal derivative positions.

[3]	Operating results of the Fabricated Products segment and All Other include gains (losses) on intercompany hedging activities related to metal. These amounts eliminate in consolidation. Internal hedging losses related to metal in the Fabricated Products segment were $1.3 and $14.0 for the quarters ended June 30, 2010 and June 30, 2009, respectively. Internal hedging losses related to metal in the Fabricated Products segment were $1.9 and $33.6 for the six month periods ended June 30, 2010 and June 30, 2009, respectively. Conversely, All Other included such amounts as gains for the quarters and six month periods ended June 30, 2010 and June 30, 2009, respectively.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Depreciation and Amortization:
Fabricated Products	$4.9	$4.2	$8.9	$8.3
Corporate and Other	0.1	0.1	0.1	0.1

	$5.0	$4.3	$9.0	$8.4

Capital expenditures, net of change in accounts payable:
Fabricated Products	$12.3	$14.4	$25.8	$36.6
Corporate and Other	0.5	—	0.9	—

	$12.8	$14.4	$26.7	$36.6

	June 30,	December 31,
	2010	2009
Segment assets:
Fabricated Products	$491.4	$457.6
All Other[1]	783.4	627.9

	$1,274.8	$1,085.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)

[1]	Assets in All Other primarily represents all of the Company’s cash and cash equivalents, derivative assets, net assets in respect of VEBA and net deferred income tax assets.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income Taxes Paid:
Fabricated Products —
United States	$0.2	$1.8	$0.2	$1.8
Canada	—	0.1	0.1	0.4

	$0.2	$1.9	$0.3	$2.2

16. Restructuring and Other Exit Activities
Restructuring Activities. In December 2008, the Company announced plans to close operations at its Tulsa, Oklahoma facility and significantly reduce operations at its Bellwood, Virginia facility. The Tulsa, Oklahoma and the Bellwood, Virginia facilities produced extruded rod and bar products sold principally to service centers for general engineering applications. The closing of operations and workforce reductions were a result of deteriorating economic and market conditions. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. The restructuring efforts initiated during the fourth quarter of 2008 were substantially completed by the end of the first quarter of 2009.
     In May 2009, the Company announced plans to further curtail operations at its Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products. In addition, the Company reduced its personnel in certain other locations in the quarter ended June 30, 2009, in an effort to streamline costs. Approximately 85 employees were affected by the reduction in force, principally at the Bellwood, Virginia location.
     The Company recorded a restructuring charge (benefit) of $0.1 and $(0.5) for the quarter and six months ended June 30, 2010, respectively, in connection with the above restructuring efforts. Total restructuring benefit for the six months ended June 30, 2010 primarily represents a revision of previously estimated employee termination costs due to the rehiring of certain employees at the Company’s Bellwood, Virginia facility. During the quarter and six months ended June 30, 2009, the Company recorded $5.1 and $6.3, respectively, of restructuring charges in connection with the 2009 restructuring efforts, consisting primarily of personnel-related, contract termination and facility shut-down costs.
     All restructuring costs and other charges described above were incurred and recorded in the Company’s Fabricated Products segment, other than $0.9 of costs reported in All Other in the quarter ended June 30, 2009.
     Of the total cash restructuring charges recorded in connection with the fourth quarter 2008 and the second quarter 2009 restructuring plans, approximately $1.3 and $2.3 of restructuring obligations remained as of June 30, 2010 and December 31, 2009, respectively. The following table summarizes the activity relating to cash obligations arising from the Company’s restructuring plans:

	Employee
	Termination and
	Other Personnel	Facility related
	Costs	costs	Total
Restructuring obligations at December 31, 2009	$2.3	$—	$2.3
Cash restructuring costs recorded in the six months ended June 30, 2010	(0.4)	—	(0.4)
Cash payments during the six months ended June 30, 2010	(0.6)	—	(0.6)

Restructuring obligations at June 30, 2010	$1.3	$—	$1.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
Assets Held for Sale. During the second quarter of 2010, the Company decided to offer for sale its manufacturing facility located in Greenwood, South Carolina. The Greenwood, South Carolina facility produces forged aluminum products, which no longer fit within the Company’s strategic portfolio of product offerings. Assets and liabilities of $7.6 and $0.9, respectively, were classified as held for sale at June 30, 2010 and $1.9 of impairment loss was recognized to reduce the carrying value of the assets classified as held for sale to their estimated fair value, less costs to sell. Such impairment loss was included in Other operating charges (benefit) in the Statements of Consolidated Income and was included as part of the Fabricated Products segment results, which the Company considers to be immaterial. As described below in Note 18. The Greenwood facility and related assets were sold on July 27, 2010.
     Assets and liabilities held for sale at June 30, 2010 were comprised of the following:

June 30,
2010
Assets:
Accounts Receivables	$1.3
Inventories	1.3
Property, Plant, and Equipment — net	3.1

Total Assets Held for Sale	$5.7

Liabilities:
Accounts Payables	$0.5
Other accrued liabilities	0.4

Total Liabilities Held for Sale	$0.9

17. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$0.9	$1.0

Income taxes paid	$0.3	$2.2

18. Subsequent Events
     The Company has evaluated events subsequent to June 30, 2010, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represent subsequent events that merit disclosure herein:
     Dividend Declaration. On July 15, 2010, the Company’s Board of Directors approved the declaration of a quarterly cash dividend of $0.24 per share on the Company’s outstanding common stock to stockholders of record at the close of business on July 26, 2010. The dividend will be paid on or about August 13, 2010.
     Asset sale. In June 2010, the Company committed to the sale of its facility in Greenwood, South Carolina, and of assets in use in such facility, as described in Note 16. The transaction closed on July 27, 2010. Consideration for the sale was approximately $4.8 of cash which was received by the closing date. The Company anticipates that this sale will not have a material impact on its revenues or net income.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     VEBA Sale of Shares. Subsequent to June 30, 2010 through July 23, 2010, the Union VEBA sold 184,942 shares of the Company’s common stock in the open market. As of July 23, 2010, the Union VEBA has sold all of the 1,321,485 shares permitted to be sold during the 12 month period ending March 22, 2011 without the approval of the Company’s Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report.
     This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A. “Ricks Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in seven sections:
•	Overview;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments, and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
     We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009.
     In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period, (i) are particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as fluctuations in underlying metal prices, natural gas prices, currency exchange rates and our stock prices.
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
     At June 30, 2010, we operated nine focused production facilities in the United States and one in Canada. Through these facilities, we produced and shipped approximately 429 million pounds of semi-fabricated aluminum products in 2009, which comprised 91% of our total consolidated net sales of approximately $1.0 billion. During the six months ended June 30, 2010, we produced and shipped approximately 260.6 million pounds of semi-fabricated aluminum products which comprised effectively all of our total consolidated net sales of approximately $549.9 million. In addition to these facilities, our new world-class remelt and extrusion plant located in Kalamazoo, Michigan is on track to be fully operational in late 2010. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and our served markets in order to maximize the efficiency of product flow to our customers.
     A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers, or (ii) financial derivatives to shield us from exposure related to firm price sales contracts that specify the underlying metal price and a conversion cost for the sale. Primary aluminum prices increased over the last half of 2009 and through the first quarter of 2010 and declined slightly in the second quarter of 2010. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for the six month periods ended June 30, 2010 and June 30, 2009 was $0.97 and $0.65, respectively. The average LME transaction price per pound of primary aluminum for the quarters ended June 30, 2010 and June 30, 2009 was $0.95 and $0.67, respectively. At July 30, 2010, the LME transaction price per pound was $0.96.
     Our highly engineered products are produced to meet demanding requirements of aerospace and defense, general engineering, automotive and custom industrial applications. We have focused our business on select end market applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with a broad product offering, “Best in Class” customer satisfaction and the ability to provide superior products through our Kaiser Select® product line. Our blue-chip customer base includes some of the top names in the industry, with whom we share long-standing relationships. We believe we are a supplier of choice to many customers in the aerospace and defense, automotive and general industrial market segments.
     In the commercial aerospace sector we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes and larger payloads, as well as a renewed focus on fuel efficiency have increased the demand for new and larger aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and monolithic design used throughout the industry will continue to increase demand for our high strength aerospace plate. Monolithic design and construction utilizes aluminum plate that is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds.
     Our products are also sold into defense end markets. Demand for armor plate continues due primarily to the ongoing requirements of active military engagements. Longer term, we expect the production of the F-35, or Joint Strike Fighter, to also drive demand for our high strength products.
     Commercial aerospace and defense applications have demanding customer requirements for quality and consistency. As a result, there are a very limited number of suppliers worldwide who are qualified to serve these market segments and we believe barriers to entry include capital requirements, technological expertise and critical safety qualifications.
     We expect the 2010 North American automotive sector build rates to increase approximately 35% from 2009, while still remaining well below historical levels in the near term. Our products typically have specific performance attributes in terms of machinability, energy absorption and mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically “Tier-1” automotive suppliers. Additionally, we believe that in North America from 2001 to 2008, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 5%, as automotive OEMs and their suppliers attempted to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum parts in passenger vehicles as a replacement for heavier weight steel.
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
     For purposes of segment reporting under United States Generally Accepted Accounting Principles (“GAAP”), we treat our Fabricated Products segment as its own reportable segment. We combine our three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which we refer to as All Other. All Other is not considered a reportable segment (see Note 15 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).
     Highlights of the quarter ended June 30, 2010 include:
•	Fabricated Products segment shipments of 133 million pounds, a 31% increase from the second quarter of 2009, resulting primarily from stronger demand across all end use applications;

•	Fabricated Products segment operating income of $33 million, a $14 million or 78% increase from the prior year quarter, primarily as a result of higher value added revenues and significant improvement in manufacturing cost efficiencies;

•	Consolidated net income including $19 million pre-tax, non-cash, mark-to-market losses on derivative transactions, a change of $46 million compared to $27 million pre-tax, non-cash, mark-to-market gains in the second quarter of 2009;

•	Cash balances and borrowing availability under our revolving credit facility of approximately $300 million, with no borrowings under that facility; net debt of $48 million as of June 30, 2010;

•	Start-up of the new world class rod and bar extrusion facility in Kalamazoo, Michigan, which is progressing on schedule, expected to be fully operational late 2010; and

•	Declaration and payment of a regular dividend of $4.7 million, or $0.24 per common share, on May 14, 2010 to stockholders of record as of April 26, 2010.
Results of Operations
     Consolidated Selected Operational and Financial Information
     The table below provides selected operational and financial information of the Fabricated Products segment and All Other for the quarters and six month periods ended June 30, 2010 and June 30, 2009.
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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs):
Fabricated Products	132.7	101.4	260.6	210.4
All Other[1]	—	36.5	0.4	72.7

	132.7	137.9	261.0	283.1

Average Realized Third Party Sales Price (per pound):
Fabricated Products[2]	$2.13	$2.02	$2.11	$2.12
All Other[3]	$—	$0.75	$0.92	$0.72

Net Sales:
Fabricated Products	$282.4	$204.8	$549.6	$445.6
All Other	—	27.3	0.3	52.4

Total Net Sales	$282.4	$232.1	$549.9	$498.0

Segment Operating Income (Loss):
Fabricated Products4 5	$33.1	$18.6	$56.1	$32.6
All Other[6]	(29.1)	16.4	(37.3)	9.6

Total Operating Income	$4.0	$35.0	$18.8	$42.2

Income tax provision	$(1.1)	$(15.2)	$(7.3)	$(18.3)

Net Income	$0.1	$19.6	$8.9	$23.4

Capital Expenditures, net of Accounts payable	$12.8	$14.4	$26.7	$36.6

[1]	For the quarters and six month periods ended June 30, 2010 and June 30, 2009, shipments in All Other reflects shipments of primary aluminum products produced by Anglesey.

[2]	Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability.

[3]	Average realized prices for All Other reflect average realized prices on sales of primary aluminum product produced by Anglesey and are subject to fluctuations in the LME price of metal.

[4]	Fabricated Products segment operating results for the quarter and six months ended June 30, 2010 include a non-cash last-in, first-out (“LIFO”) inventory benefit (charge) of $1.0 million and $(8.2), respectively, and metal (losses) gains of approximately $(0.9) million and $7.3 million, respectively. Fabricated Products segment operating results for the quarter and six months ended June 30, 2009 include a non-cash LIFO inventory benefit of $2.1 million and $13.2 million, respectively, and metal losses of approximately $1.0 million and $16.5 million, respectively. Also included in the Fabricated Products segment operating results for the six months ended June 30, 2009 was a $9.3 million lower of cost or market inventory write-down recognized in the first quarter of 2009. Fabricated Products segment operating results for the quarter and six months ended June 30, 2009 include $4.2 million and $5.4 million, respectively, of restructuring charges relating to the restructuring plans involving our Tulsa, Oklahoma and Bellwood, Virginia facilities.

[5]	Fabricated Products segment includes non-cash mark-to-market gains (losses) on natural gas and foreign currency hedging activities totaling $0.4 million and $(2.8) million in the quarter and six months ended June 30, 2010, respectively. Fabricated Products segment also includes non-cash mark-to-market gains on natural gas and foreign currency hedging activities totaling $2.2 million and $2.7 million in the quarter and six months ended June 30, 2009, respectively. For further discussion regarding mark-to-market matters, see Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

[6]	Operating income in All Other was primarily driven by the Hedging business unit operating results. For the quarter and six months ended June 30, 2010, non-cash mark-to-market losses on primary aluminum hedging activities were $19.4 million and $16.0 million, respectively, compared to non-cash mark-to-market gains of $16.9 million and $7.9 million for the quarter and six months ended June 30, 2009, respectively. The mark-to-market impact of foreign currency derivatives for both the quarter and six months ended June 30, 2010 was zero, compared to mark-to-market gains of $7.5 million and $11.7 million for the quarter and six months ended June 30, 2009, respectively. For further discussion regarding mark-to-market matters, see Note 13 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report.
     Summary. We reported net income of $0.1 million for the quarter ended June 30, 2010 compared to net income of $19.6 million for the quarter ended June 30, 2009. For the six months ended June 30, 2010, we reported net income of $8.9 million compared to net income of $23.4 million for the six months ended June 30, 2009. Both quarters and six month periods include a number of non-run-rate items that are more fully explained below.
     Our operating income for the quarter ended June 30, 2010 was $4.0 million compared to $35.0 million for the quarter ended June 30, 2009. Included in the operating income for the quarter ended June 30, 2010 was $19.0 million of unrealized mark-to-market losses on our derivative positions. Included in the operating income for the quarter ended June 30, 2009 were $26.6 million of unrealized mark-to-market gains on our derivative positions. Our operating income for the six months ended June 30, 2010 was $18.8 million compared to $42.2 million for the six months ended June 30, 2009. Included in the operating income for the six months ended June 30, 2010 was $18.7 million of unrealized mark-to-market losses on our derivative positions. Included in the operating income for the six months ended June 30, 2009 was (i) a $9.3 million of lower of cost or market inventory write-down and (ii) $22.3 million of unrealized mark-to-market gains on our derivative positions.
     Net Sales. We reported Net sales for the quarter ended June 30, 2010 of $282.4 million compared to $232.1 million for the quarter ended June 30, 2009. As more fully discussed below, the increase in Net sales during the quarter ended June 30, 2010 is primarily the result of increases in both shipment and average realized price in the Fabricated Products segment, partially offset by lower revenues in All Other related to Anglesey’s new remelt operations reported on a net revenue recognition basis. The increase in Fabricated Products segment realized prices reflects higher underlying metal prices, offset partially by lower value added revenue compared to the second quarter of 2009.
     For the six months ended June 30, 2010, we reported Net sales of $549.9 million compared to $498.0 million for the six months ended June 30, 2009. As more fully discussed below, the increase in Net sales during the six months ended June 30, 2010 is primarily the result of an increase in Fabricated Products segment shipments, partially offset by lower revenues in All Other related to Anglesey’s new remelt operations reported on a net revenue recognition basis. Realized prices for the Fabricated Products segment declined $0.01 per pound in the six months ended June 30, 2010 compared to the prior year period, with little impact to Net sales, as higher underlying metal prices largely offset lower value added revenue. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products segment firm price sales agreements limit our losses as well as gains from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items for the quarter ended June 30, 2010 totaled $255.9 million, or 91% of Net Sales, compared to $170.3 million, or 73% of Net sales, in the quarter ended June 30, 2009. Included in Cost of products sold, excluding depreciation, amortization and other items were $(19.0) million and $26.6 million unrealized mark-to-market (losses) gains on our derivative positions for the quarters ended June 30, 2010 and June 30, 2009, respectively. See Segment and Business Unit Information below for a detailed discussion of the comparative results of operations for the quarters ended June 30, 2010 and June 30, 2009.
     Cost of products sold, excluding depreciation, amortization and other items for the six months ended June 30, 2010 totaled $487.9 million, or 89% of Net Sales, compared to $395.9 million, or 79% of Net sales, in the six months ended June 30, 2009. Included in Cost of products sold, excluding depreciation, amortization and other items were $(18.7) million and $22.3 million of unrealized mark-to-market (losses) gains on our derivative positions for the six month periods ended June 30, 2010 and June 30, 2009. See Segment and Business Unit Information below for a detailed discussion of the comparative results of operations for the six month periods ended June 30, 2010 and June 30, 2009.
     Lower of Cost or Market Inventory Write-down. We recorded a lower of cost or market inventory write-down of $9.3 million for the quarter ended March 31, 2009 as a result of declining metal prices. There were no additional lower of cost or market inventory write-downs in the six month periods ended June 30, 2010 or June 30, 2009.
     Impairment of Investment in Anglesey. In 2008, we fully impaired our investment in Anglesey in anticipation of the cessation of its smelting operations on September 30, 2009. In the quarter and six months ended June 30, 2009, we recorded $1.2 million and $1.8 million, respectively, of equity in income of Anglesey, which we concurrently impaired in full to maintain our investment balance at zero. Based on our continued assessment of the facts and circumstances, we suspended the equity method of accounting for our investment in Anglesey commencing in the third quarter of 2009.
     Restructuring Costs and Other Charges. In connection with the restructuring initiative announced in 2008 to shut down the Tulsa, Oklahoma facility and curtail operations at the Bellwood, Virginia facility, we recorded $1.2 million in restructuring charges related primarily to contract termination costs and other costs during the quarter ended March 31, 2009. In the quarter ended June 30, 2009 we recorded additional restructuring charges of $5.1 million principally in connection with plans to further curtail operations at the Bellwood, Virginia facility. We made an adjustment in the amount of $0.5 million to the restructuring charges during the six months ended June 30, 2010, primarily as a result of revisions to previously estimated employee termination costs due to the rehiring of certain employees, at our Bellwood, Virginia facility, during the six months ended June 30, 2010.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2010 was $5.0 million compared to $4.3 million for the quarter ended June 30, 2009. Depreciation and amortization for the six months ended June 30, 2010 was $9.0 million compared to $8.4 million for the six months ended June 30, 2009. Depreciation expense increased in the quarter ended June 30, 2010 primarily as the result of bringing on-line certain production equipment at our Kalamazoo, Michigan facility. We expect depreciation expense to increase further as additional production equipment at our Kalamazoo, Michigan facility is fully brought on-line.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $15.4 million in the quarter ended June 30, 2010 compared to $17.1 million in the quarter ended June 30, 2009. Selling, administrative, research and development, and general expense totaled $32.7 million in the six months ended June 30, 2010 compared to $35.0 million in the six months ended June 30, 2009. The decreases for both the quarters and six month periods were primarily due to lower non-cash stock compensation expense relating to our long term incentive programs.
     Other Operating Charges (Benefits). Other operating charges (benefits) for the quarter and six months ended June 30, 2010 consisted primarily of $1.9 million of impairment charge in connection with the re-classification of certain assets and liabilities to assets and liabilities held for sale. Other operating charges (benefits) for the quarter and six months ended June 30, 2009 reflected a $0.9 million recovery of a pre-chapter 11 emergence obligation owed to us, for which we had previously established a full reserve.
     Interest Expense. Interest expense for the six months ended June 30, 2010 was primarily related to cash and non-cash interest expense incurred on our cash convertible senior notes which were issued on March 29, 2010. Total interest incurred was $5.4 million, of which $1.9 million was capitalized as a part of Construction in progress, leaving $3.5 million of interest expense for both the quarter and six months ended June 30, 2010. Interest expense was $0.2 million and $0.4 million for the quarter and six months ended June 30, 2009. The majority of the interest expense in such periods was also capitalized.
     Other Income (Expense), Net. Other income, net was $0.7 million for the quarter ended June 30, 2010, compared to $0 for the quarter ended June 30, 2009. Other income (expense), net was $0.9 million for the six months ended June 30, 2010 compared to $(0.1) million for the six months ended June 30, 2009. The change in Other income (expense), net for the quarters and six month periods was primarily related to a net unrealized mark-to-market gain on the derivative instruments relating to our new 4.5% cash convertible senior notes due 2015 (the “Notes”).
     Income Tax Provision. The income tax provision for the six months ended June 30, 2010 was $7.3 million, or an effective tax rate of 45.1%. The effective tax rate for the six months ended June 30, 2009 was approximately 43.9%. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2010 was primarily related to unrecognized tax benefits, including interest and penalties of $0.8 million resulting in a 5.0% increase in the effective tax rate, as well as the impact of non-deductible compensation expense of $0.5 million, resulting in a 2.8% increase in the effective tax rate.
Derivatives
     From time-to-time, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in our production process, and (iii) foreign currency requirements with respect to our cash commitments for equipment purchases and with respect to our foreign subsidiaries and affiliate. In March 2010, in connection with the issuance of the Notes, we purchased cash-settled call options relating to our common stock (the “Call Options”) to limit our exposure to the cash conversion feature of the Notes (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). We may modify the terms of our derivative contracts based on operational needs or financial objectives. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contract, significant unrealized, non-cash gains and losses may be recorded in the income statement. We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset through counterparty credit lines and/or the use of options. We regularly review the creditworthiness of our derivative counterparties and do not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
     The fair value of our derivatives recorded on the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 was $(8.5) million and $16.5 million, respectively. The decrease in the net position was primarily due to decreases in underlying metal prices and the addition of two new derivatives in connection with the issuance of the Notes. The settlement of derivatives and changes in market value of derivative contracts resulted in the recognition of $17.9 million of unrealized mark-to-market loss on derivatives, which we consider to be a non-run-rate item (see Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).
Fair Value Measurement
     We apply the provisions of Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of our derivative contracts and the fair value of our Canadian pension plan assets and the plan assets of the voluntary employee beneficiary association (“the VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) and the VEBA that provides benefits for certain eligible salaried retirees and their surviving spouses and eligible dependents (the “Salaried VEBA”).
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
     Cash conversion feature of the Notes and Call Options — The value of the cash conversion feature of the Notes is measured as the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued based on the trading price of the Notes on June 30, 2010. The fair value of the Notes without the cash conversion feature is the present value of the series of fixed income cash flows under the Notes with a mandatory redemption in 2015. The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model are our stock price, risk-free rate, credit spread, dividend yield, expected volatility of our stock price, and probability of certain corporate events, all of which are observable inputs by market participants. See Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for significant assumptions used in these valuations.
     In determining the fair value of employee benefit plan assets, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other invested plan assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. Our Canadian pension plan assets and the plan assets of the VEBAs are measured on December 31 of each year.
Segment and Business Unit Information
     For the purposes of segment reporting under GAAP, we have one reportable segment, Fabricated Products. We also have three other business units which we combine into All Other. As discussed above, the Fabricated Products segment sells value added products such as heat treat sheet and plate, extruded and drawn products, and forgings which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications. All Other consists of Secondary Aluminum, Hedging and Corporate and Other business units. The Secondary Aluminum business unit sells value added products such as ingot and billet produced by the secondary aluminum remelt and casting operations of Anglesey, for which we receive a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities in respect of our exposure to primary aluminum prices, and conducted hedging activities in respect of British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations through September 30, 2009. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment. The accounting policies of the segment and business units are the same as those described in Note 1 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
Fabricated Products
The table below provides selected operational and financial information (in millions of dollars except shipments and average sales price) for our Fabricated Products segment for the quarters and six month periods ended June 30, 2010 and June 30, 2009:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Shipments (mm lbs)	132.7	101.4	260.6	210.4

Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$1.02	$0.84	$1.02	$0.85
Average realized third party value added revenue	$1.11	$1.18	$1.09	$1.27

Average realized third party sales price	$2.13	$2.02	$2.11	$2.12

Net sales	$282.4	$204.8	$549.6	$445.6
Segment Operating Income	$33.1	$18.6	$56.1	$32.6
     For the quarter ended June 30, 2010, Net sales of fabricated products increased by 38% to $282.4 million, as compared to the quarter ended June 30, 2009, due primarily to a 31% increase in shipments and a 5% increase in average realized prices. Shipments for aerospace and high strength products during the quarter ended June 30, 2010 were 27% higher as compared to the quarter ended June 30, 2009 due primarily to stronger demand in select end markets and lower overall destocking as significant service center destocking was abated. However, shipments continued to be negatively impacted by the large airframe manufacturers destocking in the first half of 2010. Shipments for general engineering and automotive products during the quarter ended June 30, 2010 were 29% higher as compared to the quarter ended June 30, 2009 due to overall stronger demand for such products. The 5% increase in average realized third party sales prices noted above reflects a 21% increase in underlying hedged alloyed metal prices, partially offset by a 6% decrease in value added revenue per pound, for the quarter ended June 30, 2010 as compared to the second quarter of 2009. The decrease in value added revenue per pound was due to a leaner product mix and lower pricing for certain higher volume products, especially general engineering plate.
     For the six months ended June 30, 2010, Net sales of fabricated products increased by 23% to $549.6 million, as compared to the six months ended June 30, 2009, due primarily to a 24% increase in shipments driven primarily by stronger demand for general engineering and automotive products as service center destocking abated and automotive build rates increased compared to the prior year period. Shipments for aerospace and high strength products during the six months ended June 30, 2010 were consistent with shipments of such products during the six months ended June 30, 2009. Average realized third party sales price reflect a 14% decrease in value added revenue per pound offset by 20% higher underlying hedged alloyed metal prices for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease in value added revenue per pound was due to a leaner product mix as well as lower pricing for most products, particularly for general engineering plate. Consistent with our strategy, the underlying hedged cost of alloyed metal is passed through to customers through various pricing policies.
     The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for our end market applications for the quarters and six month periods ended June 30, 2010 and June 30, 2009 for our Fabricated Products segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Shipments (mm lbs):
Aerospace and High Strength	42.0	33.0	79.6	79.0
General Engineering	56.4	46.4	116.0	87.4
Automotive Extrusions	13.5	7.7	26.0	15.4
Other Applications	20.8	14.3	39.0	28.6

	132.7	101.4	260.6	210.4

Value added revenue:[1]
Aerospace and High Strength	$78.5	$62.3	$148.6	$153.5
General Engineering	46.3	41.6	92.2	80.9
Automotive Extrusions	11.5	6.3	21.8	13.8
Other Applications	11.3	9.4	22.2	18.1

	$147.6	$119.6	$284.8	$266.3

Value added revenue per pound:
Aerospace and High Strength	$1.87	$1.89	$1.87	$1.94
General Engineering	0.82	0.90	0.79	0.93
Automotive Extrusions	0.86	0.82	0.84	0.90
Other Applications	0.54	0.66	0.57	0.63

	$1.11	$1.18	$1.09	$1.27

[1]	Value added revenue represents net sales less hedged cost of alloyed metal.
     Operating income for the quarter ended June 30, 2010 was $33.1 million as compared to $18.6 million for the quarter ended June 30, 2009. Operating income for the six months ended June 30, 2010 was $56.1 million as compared to $32.6 million for the six months ended June 30, 2009. Operating income for the quarters and six month periods ended June 30, 2010 and June 30, 2009 included several large non-run-rate items. These items are listed below (in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating income	$33.1	$18.6	$56.1	$32.6
Impact to operating income of non-run-rate items:
Metal (losses) gains (before considering LIFO)	(0.9)	(1.0)	7.3	(16.5)
Non-cash LIFO benefits (charges)	1.0	2.1	(8.2)	13.2
Non-cash lower of cost or market inventory write-down	—	—	—	(9.3)
Mark-to-market gains (losses) on derivative instruments	0.4	2.2	(2.8)	2.7
Restructuring charges	(0.1)	(4.2)	0.5	(5.4)
Impairment on held for sale assets	(1.9)	—	(1.9)	—
Pre-emergence environmental costs	—	(0.5)	(0.4)	(0.5)

Total non-run-rate items	(1.5)	(1.4)	(5.5)	(15.8)

Operating income excluding non-run-rate items	$34.6	$20.0	$61.6	$48.4

     As noted above, operating income excluding identified non-run-rate items for the quarter ended June 30, 2010 was $14.6 million higher than for the quarter ended June 30, 2009. Operating income for the six months ended June 30, 2010 was $13.2 million higher than for the six months ended June 30, 2009. Operating income excluding non-run-rate items for the quarters and six months ended June 30, 2010 as compared to the corresponding periods in 2009 reflects the following impacts:

	2Q10 vs. 2Q09	1H10 vs. 1H09
	Favorable/(Unfavorable)	Favorable/(Unfavorable)
Sales impact	$10.6	$0.1
Manufacturing efficiency improvements	4.1	11.5
Other	(0.1)	1.6

Total	$14.6	$13.2

     Segment operating results for the quarters and six month periods ended June 30, 2010 and June 30, 2009 include losses on intercompany hedging activities with the Hedging business unit. For the quarters ended June 30, 2010 and June 30, 2009, such amounts included losses totaling $1.3 million and $14.0 million, respectively. For the six month periods ended June 30, 2010 and June 30, 2009, such amounts included losses totaling $1.9 million and $33.6 million, respectively. These intercompany amounts eliminate in consolidation.
     We believe that the long-term fundamentals of commercial and defense aerospace are strong with solid order backlogs and aircraft build rates. However, in the short-term we expect continued destocking by the airframe manufacturers as they continue to work off surplus inventories accumulated during prior delays in production. Based on recent announcements by the large airframe manufacturers of increasing production levels, we expect destocking to begin to abate as build rates ramp up in 2011. As a result, we anticipate shipments and value added revenue in the third quarter of 2010 for the aerospace and high strength applications will be similar to the pace experienced during the first half of 2010.
     Demand for our general engineering, automotive and industrial applications continue to reflect a slow recovery and economic uncertainty. Service center inventories have stabilized for our general engineering products and currently are at historically low levels. We do not anticipate any meaningful restocking until an economic recovery is sufficient to stimulate a sustainable increase in real demand. Automotive build rates continue at a higher pace than in 2009 and we continue to expect long-term demand growth of aluminum extrusions for automotive applications driven by vehicle light weighting to meet CAFE regulations. With continuation of a gradual economic recovery, we anticipate that third quarter shipments and value added revenue for these applications will be lower than the pace experienced during the first half of 2010 due to normal seasonal weakness in demand.
     Overall, we expect third quarter market dynamics to be similar to what was seen in the first six months of 2010, tempered for normal seasonal shipment decline for some applications. We expect to maintain the progress we have achieved in manufacturing cost efficiencies, but we anticipate higher seasonal, planned major maintenance costs of approximately $4 million as compared to the pace of the first six months.
     As described in Note 16 and Note 18 of Notes to Interim Consolidated Financial Statements included in Part I., Item 1. “Financial Statements” of this report, we completed the sale of our manufacturing facility in Greenwood, South Carolina, and the related assets, in July 2010. Consideration for the sale was approximately $4.8 million of cash, subject to customary purchase price adjustments. In anticipation of the sale, we recognized an impairment loss of $1.9 million in the quarter ended June 30, 2010, to reduce the carrying value of the assets classified as held for sale to their estimated fair value, less costs to sell. The Greenwood, South Carolina facility and related assets were part of our Fabricated Products segment. We do not anticipate that the sale of the facility and related assets will have a material impact on our Fabricated Products segment or consolidated Net sales or Operating income in future periods.

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
     Secondary and Primary Aluminum Activities. Anglesey operated under a power agreement that provided sufficient power to sustain its smelting operations at near-full capacity until the contract expiration at the end of September 2009. Despite Anglesey’s efforts to find a sustainable alternative to its power supply needs, no source of affordable power was identified to allow for the uninterrupted continuation of smelting operations beyond the expiration of the power contract. As a result, Anglesey fully curtailed its smelting operations on September 30, 2009. In the fourth quarter of 2009, Anglesey commenced a remelt and casting operation to produce secondary aluminum products such as log and billet. Anglesey purchases its own material for the remelt and casting operations and sells 49% of its output to us in transactions structured to largely eliminate metal price and currency exchange rate risks with respect to income and cash flow related to Anglesey. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding the operations of Anglesey.
     At December 31, 2008, we fully impaired our investment in Anglesey. For the quarter and six months ended June 30, 2009, we recorded $1.2 million and $1.8 million, respectively, in equity in income of Anglesey, which was subsequently impaired to maintain our investment balance at zero. For the quarter ended September 30, 2009, Anglesey incurred a significant net loss, primarily as a result of employee redundancy costs incurred in connection with the cessation of its smelting operations. As a result of such loss, and as we were not, and are not, obligated to, (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, we suspended the use of the equity method of accounting with respect to our ownership in Anglesey, commencing in the quarter ended September 30, 2009 and continuing through the quarter ended June 30, 2010. Accordingly, we did not recognize our share of Anglesey’s operating results for such periods, pursuant to ASC Topic 323, Investments — Equity Method and Joint Ventures. We will not resume the use of the equity method of accounting with respect to our investment in Anglesey unless and until (i) our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. We do not anticipate the occurrence of such events during the next 12 months.
The table below provides selected operational and financial information (in millions of dollars except shipments and prices) for Anglesey related primary and secondary aluminum activities:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Shipments (mm lbs)	—	36.5	0.4	72.7
Average realized third party sales price (per pound)	$—	$0.75	$0.92	$0.72
Net sales	$—	$27.3	$0.3	$52.4
Operating Income	$—	$0.6	$0.1	$1.0
     Because we, in substance, are acting as agent in connection with sales of secondary aluminum products produced by Anglesey’s remelt operations, which commenced in the fourth quarter of 2009, our sales of such secondary aluminum products are presented net of the cost of sales. Shipments and net sales during the quarter and six months ended June 30, 2009 are related to Anglesey’s smelting operations, which ceased as of September 30, 2009. Our sales of primary aluminum from Anglesey’s smelting operations were recorded on a gross basis when title, ownership and risk of loss were passed to the buyer and collectability was reasonably assured.
     The following table recaps the major components of the operating results from Anglesey- related primary and secondary aluminum activities for the quarters and six month periods ended June 30, 2010 and June 30, 2009 (in millions of dollars).

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Profit on metal sales from smelting operations (net of alumina sales)[1]	$—	$2.8	$0.1	$2.8
Anglesey[2]	—	(1.0)	—	—
Impairment of investment in Anglesey	—	(1.2)	—	(1.8)

	$—	$0.6	$0.1	$1.0

[1]	Operating income represents earnings on metal purchases from Anglesey and resold by us and on alumina purchases from third parties by us and sold to Anglesey while it operated as a smelter. Such earnings were impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

[2]	Represents our share of earnings from Anglesey under the smelting operations and foreign currency transaction gains (losses) relating to our settlement of trade payables to Anglesey denominated in Pounds Sterling.
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
     In addition to conducting hedging activities in respect of our exposure to aluminum price risk, the Hedging business unit also conducted hedging activities in respect of our exposure to the British Pounds Sterling exchange rate relating to Anglesey’s smelting operations through September 30, 2009.
     All hedging activities are managed centrally to minimize transaction costs, to monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors.
     The table below provides a detail of operating income (in millions of dollars) from our Hedging business unit for the quarters and six month periods ended June 30, 2010 and June 30, 2009:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Internal hedging with Fabricated Products[1]	$1.3	$14.0	$1.9	$33.6
Derivative settlements — Pound Sterling[2]	—	(4.2)	—	(9.4)
Derivative settlements — External metal hedging [2]	(1.0)	(7.9)	(1.7)	(13.5)
Market-to-market on derivative instruments[2]	(19.4)	24.4	(16.0)	19.6

	$(19.1)	$26.3	$(15.8)	$30.3

[1]	Eliminates in consolidation.

[2]	Impacted by positions and market prices.
Corporate and Other activities. Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units. The table below presents non-run-rate items within the Corporate and Other business unit, operating loss and operating loss excluding non-run-rate items (in millions of dollars) for the quarters and six month periods ended June 30, 2010 and June 30, 2009:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating expense	$(10.0)	$(10.5)	$(21.6)	$(21.7)
Impact to operating expense of non-run-rate items:

VEBA net periodic benefit cost	0.5	1.4	0.9	2.7
Restructuring charges	—	0.9	—	0.9
Other operating charges (benefits)	0.1	(0.9)	0.1	(0.9)

Total non-run-rate items	0.6	1.4	1.0	2.7

Operating expense excluding non-run-rate	$(9.4)	$(9.1)	$(20.6)	$(19.0)

     Corporate operating expenses excluding non-run-rate items for the quarter ended June 30, 2010 were $0.3 million higher than such expenses for the comparable period in 2009. The increase primarily reflects (i) a $1.3 million increase in employee compensation expense relating to our short-term incentive program and other benefit programs and (ii) a $0.2 million increase in various professional fees, partially offset by a $1.4 million decrease in non-cash stock compensation expense relating to our long-term incentive programs.
     Corporate operating expenses excluding non-run-rate items for the six months ended June 30, 2010 were $1.6 million higher than such expenses for the comparable period in 2009. The increase primarily reflects (i) a $1.5 million increase in discontinued operations workers’ compensation expense as a result of changes in estimated incurred but not reported expense and (ii) a $2.5 million increase in employee compensation expense relating to our short-term incentive program and other benefit programs, partially offset by (i) a $2.2 million decrease in non-cash stock compensation expense relating to our long-term incentive programs and (ii) a decrease of $0.2 million in professional fees primarily in connection with tax related services.
Liquidity and Capital Resources
Summary
     During the first quarter 2010, we implemented a new debt structure comprised of a $200.0 million credit facility (the “Revolving Credit Facility”) and $175.0 million aggregate principal amount of 4.5% cash convertible senior notes due 2015 to further enhance our financial strength and flexibility. The primary objectives of our financing strategy were to extend the maturity of the previously existing revolving credit facility beyond the July 2011 expiration date, provide more flexible terms and conditions, and more efficiently utilize our assets to collateralize existing and future financing requirements. In connection with the elimination of property, plant and equipment as collateral for the Revolving Credit Facility and the corresponding reduction in revolver commitment and borrowing availability, we arranged funded debt through a private offering of the Notes, which have a five year maturity. We believe the convertible debt market provided desired covenant flexibility, an appropriate issuance size and amount of balance sheet leverage, and a reasonable cost of financing. As a result, we believe we have enhanced our liquidity and financial flexibility to continue to support our ongoing business needs and longer term strategic growth objectives.
     Cash and cash equivalents were $134.4 million at June 30, 2010, up from $30.3 million at December 31, 2009. The increase in cash during the six months ended June 30, 2010 is primarily driven by the issuance of the Notes, resulting in $169.2 million of net proceeds after deducting the initial purchasers’ discounts and transaction fees and expenses (see “Sources of Liquidity” below). In connection with the issuance of the Notes, we paid $31.4 million to several financial institutions (the “Option Counterparties”) to purchase the Call Options, which relate to our own stock, and received $14.3 million for issuing to the Option Counterparties net-share-settled warrants (“Warrants”) relating to approximately 3.6 million shares of our common stock (the “Warrants”). In addition, concurrent with the issuance of the Notes, we purchased approximately 1.2 million shares of our common stock for $44.2 million. These financing transactions contributed to a $107.9 million net increase to cash and cash equivalents during the quarter ended March 31, 2010 (see Cash Flows below for further detail regarding our cash flows for the six month periods ended June 30, 2010 and June 30, 2009 by segment).
     Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our liquidity is affected by restricted cash that is pledged as collateral at June 30, 2010 for certain letters of credit, or restricted to use for workers’ compensation requirements and certain agreements. Short-term restricted cash, which is included in Prepaid expenses and other current assets, totaled $0.9 million at both June 30, 2010 and December 31, 2009. Long-term restricted cash, which is included in Other Assets, were $16.3 million at June 30, 2010 and $17.4 million at December 31, 2009.
     At June 30, 2010 there were no borrowings under our Revolving Credit Facility. At December 31, 2009, there were no borrowings under our previously existing revolving credit facility.

Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for the six month periods ended June 30, 2010 and June 30, 2009 (in millions of dollars):

	Six Months Ended
	June 30,
	2010	2009
Total cash provided by (used in):
Operating activities:
Fabricated Products	$55.3	$89.2
All Other	(16.7)	(2.6)

	$38.6	$86.6

Investing activities:
Fabricated Products	$(25.8)	$(36.6)
All Other	(4.2)	11.2

	$(30.0)	$(25.4)

Financing activities:
All Other	$95.5	$(46.9)

	$95.5	$(46.9)

Operating Activities
     Fabricated Products — During the six months ended June 30, 2010, Fabricated Products segment operating activities provided $55.3 million of cash, as compared to $89.2 million of cash provided in the six months ended June 30, 2009. Cash provided in the six months ended June 30, 2010 was primarily related to operating income of $56.1 million, an increase in accounts payables of $8.2 million and cash flows from significant changes in long term assets and liabilities of $13.0 million (which primarily represents cash received during the period from customers in advance of periods for which performance is completed). The foregoing cash inflows were partially offset by an increase in inventory of $22.8 million and an increase in accounts receivables of $9.2 million. Cash provided by the Fabricated Products segment in the six months ended June 30, 2009 was primarily related to decreases in working capital and secondarily to operating income.
     All Other — Cash used in operations in All Other is comprised of (i) cash provided (used) from Anglesey related operating activities, (ii) cash provided by (used in) hedging activities and (iii) cash used in corporate and other activities.
     Anglesey related activities provided $7.2 million of cash in the six months ended June 30, 2010, while Anglesey related activities used $1.9 million of cash in the six months ended June 30, 2009. Operating cash flow for the six months ended June 30, 2010 was related to changes in working capital. Operating cash flow for the six months ended June 30, 2009 was comprised of operating income from Anglesey related activities and changes in working capital.
     Hedging related activities provided $0.4 million of cash during the six months ended June 30, 2010 and $23.8 million of cash during the six months ended June 30, 2009. Cash provided by our Hedging business unit are related to realized hedging gains and losses on our derivative positions and are affected by the timing of settlement of such positions.
     Corporate and other operating activities used $24.3 million and $24.5 million of cash during the six month periods ended June 30, 2010 and June 30, 2009, respectively. Cash outflow from Corporate and other operating activities in the six months ended June 30, 2010 consisted primarily of $2.8 million of annual VEBA contribution, payment of $2.7 million in relation to our short-term incentive program and payments in respect of cash general and administrative costs. Cash outflow from Corporate and other operating activities in the six months ended June 30, 2009 consisted primarily of $4.9 million of annual VEBA contribution, payment of $5.1 million in relation to our short-term incentive program and payments in respect of cash general and administrative costs.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products was $25.8 million in the six months ended June 30, 2010, compared to $36.6 million of cash used in the six months ended June 30, 2009. Cash used in investing activities in the six month periods ended June 30, 2010 and June 30, 2009 was primarily related to our capital expenditures. See “Capital Expenditures” below for additional information.

     All Other — Investing activities in All Other is generally related to activities in restricted cash, capital expenditures and investment in available for sale securities within the Corporate and Other business unit. We have restricted cash on deposit as financial assurance for certain environmental obligations and workers’ compensation claims from the State of Washington. Cash used in investing activities in the six months ended June 30, 2010 is comprised of (i) $0.9 million of capital expenditures and (ii) $4.4 million used to purchase available for sale securities in connection with our deferred compensation plan, partially offset by the return of $1.1 million of restricted cash to us relating to workers’ compensation deposit. Cash generated from investing activities in All Other in the six months ended June 30, 2009 is related to return of a portion of restricted cash related to margin deposit posted with our derivative counterparties to support derivative hedging transactions at December 31, 2008.
Financing Activities
     All Other — Cash provided by financing activities in the six months ended June 30, 2010 was $95.5 million. The cash inflow was primarily related to the issuance of the Notes and related transactions. We received $169.2 million of net proceeds from the Notes after deducting the initial purchasers’ discounts and transaction fees and fees and expenses of $5.8 million. In connection with the issuance of the Notes, we paid $31.4 million to Option Counterparties to purchase the Call Options and received $14.3 million for issuing the Warrants. In addition, we used $44.2 million of the net proceeds from the Notes transaction to repurchase approximately 1.2 million shares of our common stock. In addition to the financing transactions relating to the Notes, we also paid $9.6 million in cash dividends and dividend equivalents to our stockholders and holders of restricted stock, restricted stock units and performance shares during the six months ended June 30, 2010,
     Cash used in financing activities in the six months ended June 30, 2009 was $46.9 million. The cash outflow was primarily related to the repayment of $36.0 million of net borrowings under our previously existing revolving credit facility and the payment of $9.7 million in cash dividends and dividend equivalents to our stockholders and holders of restricted stock, restricted stock units and performance shares.
Sources of Liquidity
     Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and borrowing availability under our Revolving Credit Facility. We believe that funds generated from the expected results of operations, together with available cash and cash equivalents and borrowing availability under our Revolving Credit Facility, will be sufficient to finance expansion plans and strategic initiatives, which could include acquisitions, for at least the next 12 months. However, there can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our Revolving Credit Facility.
     On March 23, 2010, we and certain of our subsidiaries entered into the Revolving Credit Facility with a group of lenders. The Revolving Credit Facility provides for up to $200.0 million of borrowing base, of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility amended and restated our previously existing revolving credit facility, which was set to expire in July 2011. Under the Revolving Credit Facility, we are able to borrow from time to time an aggregate amount equal to the lesser of $200.0 million or a borrowing base comprised of certain percentages of eligible accounts receivable and eligible inventory, reduced by certain reserves, all as specified in the Revolving Credit Facility.
     The Revolving Credit Facility matures in March 2014, at which time all amounts outstanding under the Revolving Credit Facility will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased to up to $250.0 million.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth in the Revolving Credit Facility. The Revolving Credit Facility places limitations on the ability of us and certain of our subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, we are required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1 to 1.0 if certain minimum availability thresholds are not met, as specified in the Revolving Credit Facility.
     The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of us and our domestic operating subsidiaries. At June 30, 2010, we were in compliance with all covenants contained in the Revolving Credit Facility.

     At June 30, 2010, based on the borrowing base determination in effect as of that date, we had $171.6 million available under the Revolving Credit Facility, of which $9.9 million was being used to support outstanding letters of credit, leaving $161.7 million of availability. There were no borrowings under the Revolving Credit Facility at June 30, 2010.
     Based on the borrowing base determination as of the date of filing of this Report, we had $168.5 million available under the Revolving Credit Facility, of which $9.9 million was used to support outstanding letters of credit, leaving $158.6 million of availability for additional borrowing and letters of credit. No borrowings were outstanding as of July 30, 2010 under the Revolving Credit Facility.
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
     The Notes are not convertible into shares of our common stock or into any other securities under any circumstances. Instead, upon the conversion of the Notes, we will pay an amount of cash based on the market value of our common stock at that time and an initial conversion rate equal to 20.6949 shares of our common stock per $1,000 principal amount of the Notes (which is equal to a conversion price of approximately $48.32 per share, representing a 26% conversion premium over the closing price of $38.35 per share of our common stock on March 23, 2010), subject to adjustment, based on the occurrence of certain events, including, but not limited to, (i) the issuance of certain dividends on our common stock, (ii) the issuance of certain rights, options or warrants, (iii) the effectuation of share splits of combinations, (iv) certain distributions of property and (v)certain issuer tender or exchange offers as described in the Indenture. Holders may convert their notes into cash before January 1, 2015, only in certain circumstances determined by (i) the market price of our common stock, (ii) the trading price of the Notes or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on or after January 1, 2015 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. The Notes are subject to repurchase by us at the option of the holders following a fundamental change, as defined in the indenture governing the Notes, including, but not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) approval of any plan or proposal for the liquidation, or dissolution of our company, and (iv) our common stock ceasing to be listed on any of The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest up to the fundamental change repurchase date. We may not redeem the Notes.
     The indenture governing the Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal amount of all the Notes, and the interest accrued on such Notes, to be immediately due and payable.
     To reduce the risk associated with the conversion feature of the Notes, on March 23 and March 26, 2010, we entered into convertible note hedge transactions to purchase the Call Options from the Option Counterparties. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. The convertible note hedge transactions are expected to generally reduce our exposure to potential cash payments in excess of the principal amount of the Notes that we may be required to make upon the conversion of the Notes. Upon the exercise of the Call Options, the Company will be entitled to receive from the Option Counterparties amounts of cash generally based on the amount by which the market price per share of the Company’s common stock, as measured under the terms of the Call Options, is greater than the exercise price of the Call Options (which is initially equal to the initial conversion price of the Notes of $48.32 per share of our common stock during the relevant valuation period under the Call Options).
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

Capital Expenditures and Investments
     A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. The following table presents our capital expenditures in our Fabricated Products segment for the six month periods ended June 30, 2010 and June 30, 2009 (in millions of dollars):

	Six Months Ended
	June 30,
	2010	2009
Kalamazoo, Michigan facility[1]	$19.8	$28.1
Other [2]	2.5	7.4
Change in accounts payable associated with capital expenditures	3.5	1.1

Total capital expenditures, net of change in accounts payable	$25.8	$36.6

[1]	The Kalamazoo, Michigan facility is equipped with two extrusion presses and a remelt operation. We expect that it will significantly improve the capabilities and efficiencies of our rod and bar operations, enhance the market position of such products, and be a platform to enable further extruded products growth for automotive applications. Completion of this investment program is expected to occur in late 2010. We estimate that $25 million to $30 million will be incurred in connection with this investment program during 2010.

[2]	Other capital spending was spread among most of our manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security.
     Total capital expenditures and investments for Fabricated Products are currently expected to be in the $60 million to $70 million range for all of 2010 and are expected to be funded using cash generated from operations, available cash and cash equivalents, or borrowings under the Revolving Credit Facility or other third party financing arrangements.
     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing or success of any such expenditures.
Dividends
     During the six months ended June 30, 2010, we paid a total of $9.6 million, or $0.48 per common share, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and the holders of performance shares with respect to half of the performance shares.
     On July 15, 2010, our Board of Directors approved the declaration of a quarterly cash dividend of $0.24 per common share payable on August 13, 2010 to stockholders of record at the close of business on July 26, 2010.
     The future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition, anticipated cash requirements and ability to satisfy conditions contained in our Revolving Credit Facility. We can give no assurance that dividends will be declared and paid in the future.
Stock Repurchase Plan
     During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $75.0 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. As of June 30, 2010, $46.9 million remained available for repurchases under the existing repurchase authorization.
     During the first quarter of 2010, pursuant to a separate authorization from our Board of Directors, we repurchased $44.2 million, or approximately 1.2 million shares of our outstanding common stock, in privately negotiated, off-market transactions with purchasers of the Notes.

     Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock or restricted stock units. When we withhold these shares, we are to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended June 30, 2010, we withheld 9,984 shares of common stock to satisfy tax withholding obligations. All such shares were withheld and cancelled by us on the applicable vesting dates or dates on which income was recognized, and the number of shares withheld was determined based on the closing price per common share as reported by Nasdaq Stock Market, LLC on such dates.
Restrictions Related to Equity Capital
     As discussed in Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, there are restrictions on the transfer of our common shares. Additionally, our Revolving Credit Facility places limitations on our ability to repurchase our common stock and to pay dividends.
Environmental Commitments and Contingencies
     We are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws and regulations. Based on our evaluation of these and other environmental matters, we have established environmental accruals of $7.6 million at June 30, 2010, of which $5.9 million is related to our Trentwood facility in Spokane, Washington. However, we believe that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $16.9 million, primarily in connection with our ongoing efforts to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Trentwood facility in Spokane, Washington where we are working with regulatory authorities and performing studies and remediation pursuant to several consent orders with the State of Washington.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
     During the six months ended June 30, 2010, we granted additional stock-based awards to certain members of management under our stock-based long term incentive plan in connection with our 2010 compensation program (see Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
     During the quarter ended March 31, 2010, we also issued the Notes and the Warrants, and purchased the Call Options (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). As of June 30, 2010, the Notes were not convertible. We do not expect the Notes to be converted by investors until close to their maturity date, if at all. It is possible that the Notes could be converted prior to their maturity date if, for example, a holder perceives (and market data validates the perception) that the market for the Notes to be weaker than the market for the common stock. Upon an investor’s election to convert, we are required to pay the conversion value in cash. We expect that any payment above the principal amount would be effectively offset by payments we would be entitled to receive from exercise of the Call Options.
     With the exception of the above-mentioned transactions and as otherwise disclosed herein, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2009. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding our contractual obligations, commercial commitments, and off-balance-sheet and other arrangements.
Critical Accounting Estimates and Policies
     Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

     At June 30, 2010, we had outstanding Notes and the related Call Options and cash conversion feature of the Notes which we account for as derivative instruments. We value the cash conversion as the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. We value the Notes based on the trading price of the Notes and we value the Notes without the cash conversion feature based on the present value of the series of fixed income cash flows under the Notes, with a mandatory redemption in 2015. We value the Call Options using a binomial lattice valuation model. Significant inputs to the model are our stock price, risk-free rate, credit spread, dividend yield, expected volatility of our stock price, and probability of certain corporate events, all of which are observable inputs by market participants. Our estimate of fair value of the Call Options and the cash conversion feature of the Notes contains uncertainties given the difficulty predicting factors such as the expected volatility of our stock price and the probability of certain corporate events. An increase in the expected volatility of our stock price would cause the estimated fair values of the Call Options and the cash conversion to increase; conversely, a decrease in the expected volatility of our stock price would cause the estimated fair values of the Call Options and the cash conversion to decrease. However, we do not expect the net change in the fair value of these derivatives to have a material impact to our financial statements in any given period.
     Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009. With the exception of our judgments and estimates in respect of our Notes and the related derivatives discussed above, there has been no material change in our critical accounting estimates since the end of fiscal 2009. Changes to our significant accounting policies since the end of fiscal 2009 are discussed in Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
New Accounting Pronouncements
     For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
Available Information
     Our website is located at www.kaiseraluminum.com. The website includes a section for investor relations under which we provide notifications of news or announcements regarding our financial performance, including Securities and Exchange Commission (the “SEC”) filings, investor events, and press and earnings releases. In addition, all Kaiser Aluminum Corporation filings submitted to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements for our annual meeting of stockholders, as well as other Kaiser Aluminum Corporation reports and statements, are available on the SEC’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. In addition, we provide and archive on our website webcasts of our quarterly earnings calls and certain events in which management participates or hosts with members of the investment community, and related investor presentations. The contents of the website is not intended to be incorporated by reference into this Report or in any other report or document filed by us and any reference to the websites are intended to be inactive textual references only.

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
     Primary and Secondary Aluminum. As a result of the full curtailment of Anglesey’s smelting operations at September 30, 2009 and the commencement of secondary aluminum remelt and casting operations discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (see “Results of Operations — Segment and Business Unit Information — All Other”) of this Report, we believe our exposure to primary aluminum price risk, with respect to our income and cash flows related to our share of Anglesey production, has largely been eliminated.
     Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)), and to pass metal price risk onto customers. However, in certain instances, we do enter into firm price arrangements. In such instances, we have price risk on anticipated aluminum purchases in respect of the customer orders. We use third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements, which may have an adverse effect on our financial position, results of operations and cash flows.
     Total fabricated products shipments during the six month periods ended June 30, 2010 and June 30, 2009 for which we had price risk were (in millions of pounds) 47.8 and 91.3, respectively. At June 30, 2010, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2010, for 2011 and for 2012 and thereafter totaling approximately (in millions of pounds): 54.3, 79.9 and 14.2, respectively.
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
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmbtu) impacts our annual operating costs by approximately $3.7 million.
     We, from time-to-time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of June 30, 2010, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 70% of the expected natural gas purchases for the remainder of 2010, approximately 82% of the expected natural gas purchases for 2011 and approximately 53% of the expected natural gas purchases for 2012.

Item 4.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report at the reasonable assurance level.
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
     Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and to Part II, Item 1A. “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 for information concerning risk factors. There have been no material changes in the risk factors since March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2010:

Maximum
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of Publicly	Under the
	Total Number of	Average Price	Announced	Program
	Shares Purchased[1]	per Share	Programs[2]	(millions)[2]
April 1, 2010 - April 30, 2010	5,191	39.18	—	—
May 1, 2010 - May 31, 2010	—	—	—	—
June 1, 2010 - June 30, 2010	4,793	34.16	—	$46.9

Total	9,984	36.77	—	$46.9

[1]	Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock or restricted stock units. When we withhold these shares, we are to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding.

During the quarter ended June 30, 2010, we withheld 9,984 shares of common stock to satisfy tax withholding obligations. All such shares were withheld and cancelled by the Company on the applicable vesting dates or dates on which income was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]	In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases were not authorized to commence until after July 6, 2008. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified, extended, or terminated by the Company’s Board of Directors at any time.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.
     None.
Item 6. Exhibits.

10.1	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan, effective June 8, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 1, 2010, File No. 000-52105).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation

**101.LAB	XBRL Taxonomy Extension Label

**101.PRE	XBRL Taxonomy Extension Presentation

**101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1034, as amended, and otherwise is not subject to liability under these section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Date: August 3, 2010	Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Kaiser Aluminum Corporation 2006 Amended and Restated Equity and Performance Incentive Plan, effective June 8, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 1, 2010, File No. 000-52105)

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation

**101.LAB	XBRL Taxonomy Extension Labels

**101.PRE	XBRL Taxonomy Extension Presentation

**101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1034, as amended, and otherwise is not subject to liability under these section.