Form 10-Q
period 2010-09-30
KAISER ALUMINUM CORP
filed 2010-10-27
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
     As of October 22, 2010, there were 19,216,196 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In millions of dollars, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$143.7	$30.3
Receivables:
Trade, less allowance for doubtful receivables of $0.6 at September 30, 2010 and $0.8 at December 31, 2009, respectively	90.2	83.7
Due from affiliate	—	0.2
Other	5.2	2.2
Inventories	153.3	125.2
Prepaid expenses and other current assets	63.4	59.1

Total current assets	455.8	300.7
Property, plant, and equipment — net	356.9	338.9
Net asset in respect of VEBA	179.6	127.5
Deferred tax assets — net	250.1	277.2
Intangible assets, net	4.2	—
Goodwill	3.1	—
Other assets	76.0	41.2

Total	$1,325.7	$1,085.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48.7	$49.0
Accrued salaries, wages, and related expenses	29.3	33.1
Other accrued liabilities	39.4	32.1
Payable to affiliate	20.0	9.0
Long-term debt-current portion	1.3	—

Total current liabilities	138.7	123.2
Net liability in respect of VEBA	1.2	0.3
Long-term liabilities	126.1	53.7
Cash convertible senior notes	139.9	—
Other long-term debt	12.1	7.1

	418.0	184.3
Commitments and contingencies — Note 14

Stockholders’ equity:
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2010 and at December 31, 2009; 19,216,901 shares issued and outstanding at September 30, 2010 and 20,276,571 shares issued and outstanding at December 31, 2009	0.2	0.2
Additional capital	986.6	967.8
Retained earnings	85.1	85.0
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 3,523,980 at September 30, 2010 and 4,845,465 shares at December 31, 2009	(84.6)	(116.4)
Treasury stock, at cost, 1,724,606 shares at September 30, 2010 and 572,706 shares at December 31, 2009	(72.3)	(28.1)
Accumulated other comprehensive loss	(7.3)	(7.3)

Total stockholders’ equity	907.7	901.2

Total	$1,325.7	$1,085.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$263.4	$252.0	$813.3	$750.0
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	229.3	188.3	717.2	584.2
Lower of cost or market inventory write-down	—	—	—	9.3
Impairment of investment in Anglesey	—	—	—	1.8
Restructuring costs and other (benefits) charges	(0.4)	0.1	(0.9)	6.4
Depreciation and amortization	4.8	3.9	13.8	12.3
Selling, administrative, research and development, and general	16.5	17.1	49.2	52.1
Other operating charges (benefits), net	—	—	2.0	(0.9)

Total costs and expenses	250.2	209.4	781.3	665.2

Operating income	13.2	42.6	32.0	84.8
Other (expense) income:
Interest expense	(3.7)	(0.2)	(7.2)	(0.6)
Other (expense) income, net	(3.6)	0.1	(2.7)	—

Income before income taxes	5.9	42.5	22.1	84.2
Income tax provision	(0.4)	(19.5)	(7.7)	(37.8)

Net income	$5.5	$23.0	$14.4	$46.4

Earnings per share, Basic — Notes 1 and 15
Net income per share	$0.29	$1.14	$0.74	$2.31

Earnings per share, Diluted — Notes 1 and 15
Net income per share	$0.29	$1.14	$0.74	$2.31

Weighted-average number of common shares outstanding (000):
Basic	18,941	19,982	19,499	19,568

Diluted	18,941	19,982	19,499	19,568

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS) INCOME

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restrictions	Stock	(Loss) Income	Total
	(In millions of dollars, except for shares)
BALANCE, December 31, 2009	20,276,571	$0.2	$967.8	$85.0	$(116.4)	$(28.1)	$(7.3)	$901.2

Net income	—	—	—	14.4	—	—	—	14.4

Unrealized gain on available for sale securities	—	—	—	—	—	—	0.2	0.2

Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(0.2)	(0.2)

Comprehensive income		—	—	—	—			14.4
Sale of Union VEBA shares by the Union VEBA, net of tax of $19.6	—	—	0.7	—	31.8	—	—	32.5

Issuance of warrants	—	—	14.3	—	—	—	—	14.3

Issuance of non-vested shares to employees	97,931	—	—	—	—	—	—	—

Issuance of common shares to directors	4,612	—	0.2	—	—	—	—	0.2

Issuance of common shares to employees upon vesting of restricted stock units and performance shares	1,295	—	—	—	—	—	—	—

Cancellation of employee non-vested shares	(1,624)	—	—	—	—	—	—	—

Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(9,984)	—	(0.3)	—	—	—	—	(0.3)
Repurchase of common stock	(1,151,900)	—	—	—	—	(44.2)	—	(44.2)

Cash dividends on common stock ($0.72 per share)	—	—	—	(14.3)	—	—	—	(14.3)

Amortization of unearned equity compensation	—	—	3.9	—	—	—	—	3.9

BALANCE, September 30, 2010	19,216,901	$0.2	$986.6	$85.1	$(84.6)	$(72.3)	$(7.3)	$907.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$14.4	$46.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of note discount of $3 for the nine months ended September 30, 2010 and deferred financing costs of $0.5 for the nine months ended September 30, 2009)	16.9	12.8
Deferred income taxes	7.5	35.3
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.1
Non-cash equity compensation	4.1	8.3
Net non-cash LIFO charges and lower of cost or market inventory write-down	6.2	3.0
Non-cash unrealized losses (gains) on derivative positions	6.9	(49.4)
Amortization of option premiums	1.2	2.6
Non-cash impairment charges	1.9	2.1
Equity in income of unconsolidated affiliate, net of distributions	—	(1.9)
Loss on disposition of property, plant and equipment	0.1	0.1
Other non-cash changes in assets and liabilities	0.4	4.1
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(8.4)	31.9
Receivable from affiliate	0.2	11.8
Inventories (excluding LIFO charges/benefits and lower of cost or market write-down)	(31.8)	43.7
Prepaid expenses and other current assets	2.6	2.9
Accounts payable	3.2	0.6
Accrued liabilities	1.5	(31.2)
Payable to affiliate	11.0	(6.0)
Accrued income taxes	—	0.5
Long-term assets and liabilities, net	27.4	1.5

Net cash provided by operating activities	65.3	119.2

Cash flows from investing activities:
Capital expenditures, net of change in accounts payable of $4.7 and $3.2 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively	(34.9)	(51.0)
Purchase of available for sale securities	(4.4)	—
Net proceeds from disposal of manufacturing facility and related assets	4.8	—
Cash payment for acquisition of manufacturing facility and related assets	(9.0)	—
Change in restricted cash	1.1	18.1

Net cash used in investing activities	(42.4)	(32.9)

Cash flows from financing activities:
Proceeds from issuance of cash convertible senior notes	175.0	—
Cash paid for financing costs in connection with issuance of cash convertible senior notes	(5.9)	—
Purchase of call option in connection with issuance of cash convertible senior notes	(31.4)	—
Proceeds from issuance of warrants	14.3	—
Repayment of promissory note — current portion	(0.3)	—
Borrowings under the revolving credit facility	—	99.8
Repayment of borrowings under the revolving credit facility	—	(135.8)
Cash paid for financing costs in connection with the revolving credit facility	(2.7)	(1.1)
Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	(0.1)
Repurchase of common stock	(44.2)	—
Cash dividend paid to stockholders	(14.3)	(14.7)

Net cash provided by (used in) financing activities	90.5	(51.9)

Net increase in cash and cash equivalents during the period	113.4	34.4
Cash and cash equivalents at beginning of period	30.3	0.2

Cash and cash equivalents at end of period	$143.7	$34.6

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
     In the fourth quarter of 2009, the Company reorganized its business segments as a result of changes in the operations of Anglesey. The segment data for periods prior to this change have been retrospectively adjusted for consistency with current period classification. See Note 16 for a description of the Company’s business segments.
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
     Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
     Certain of the capacity reservation and commitment deferral agreements provide for periodic, such as quarterly or annual, billing for the duration of the contract. For capacity reservation agreements, the Company recognizes revenue ratably over the period of the capacity reservation. Accordingly, the Company may recognize revenue prior to billing reservation fees. At September 30, 2010 and December 31, 2009, the Company had $6.4 and $0.3 of unbilled receivables, respectively, included within Trade receivables on the Company’s Consolidated Balance Sheets. For commitment deferral agreements, the Company recognizes revenue upon the earlier occurrence of the related sale of product or the end of the commitment period. In connection with certain agreements, the Company may collect funds from customers in advance of the periods for which (i) the production capacity is reserved, (ii) commitments are deferred, (iii) commitments are reduced or (iv) performance is completed, in which event the recognition of revenue is deferred until such time as the fee is earned. At September 30, 2010 and December 31, 2009, the Company had total deferred revenues of $26.3 and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
$15.5, respectively, relating to these agreements. Such deferred revenue is included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company’s Consolidated Balance Sheets (Note 6).
     Earnings per Share. Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, defines unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires inclusion of such securities in the computation of earnings per share pursuant to the two-class method.
     Basic earnings per share is computed by dividing distributed and undistributed earnings allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The shares owned by a voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic weighted-average number of common shares outstanding because such shares were irrevocably issued and have full dividend and voting rights. Diluted earnings per share is calculated as the more dilutive result of computing earnings per share under: (i) the treasury stock method or (ii) the two-class method (Note 15).
     Stock-Based Compensation. Stock based compensation is provided to certain employees, directors and a director emeritus, and is accounted for at fair value, pursuant to the requirements of ASC Topic 718, Compensation – Stock Compensation. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The fair value of awards provided to the director emeritus is not material. The cost of an award is recognized as an expense over the requisite service period of the award on a ratable basis. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight-line method. The Company recognized compensation expense for the quarters ended September 30, 2010 and September 30, 2009 of $0.8 and $2.0, respectively, and for the nine month periods ended September 30, 2010 and September 30, 2009 of $2.9 and $7.3, respectively, in connection with vested awards and non-vested stock, restricted stock units and stock options (Note 12).
     The Company grants performance shares to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance, measured over a three year performance period. The EVA is a measure of the excess of the Company’s adjusted pretax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, as defined in the 2008-2010, 2009-2011 and 2010-2012 Long-Term Incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three year performance periods on a ratable basis. The Company recognized compensation expense for the quarters ended September 30, 2010 and September 30, 2009 of $0.2 and $0.2, respectively, and for the nine month periods ended September 30, 2010 and September 30, 2009 of $1.0 and $1.0, respectively, in connection with the performance shares.
     Acquisition, Goodwill and Intangible Assets. Acquisitions are accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The Company recognizes assets acquired and liabilities assumed, including assets acquired and liabilities assumed arising from contractual contingencies at the acquisition date, at their respective estimated fair values. The Company recognizes goodwill as of the acquisition date as a residual over the fair values of the identifiable net assets acquired. Acquisition related costs are expensed directly in the period in which they are incurred and are included in Selling, administrative, research and development, and general in the Statements of Consolidated Income.
     Goodwill is tested for impairment on an annual basis, as well as on an interim basis, as warranted, at the time of events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and will be amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, the Company uses a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets will be reviewed for impairment. The weighted average estimated useful life of the Company’s intangible assets is 18 years (Note 9).
     The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can significantly impact the Company’s results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
flows. As the determination of an asset’s fair value and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. The Company will continue to assess the carrying value of its goodwill and intangible assets in accordance with applicable accounting guidance.
     Environmental Contingencies. With respect to environmental loss contingencies, the Company records a loss contingency whenever such contingency is probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are generally recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Environmental expense relating to continuing operations is included in Cost of products sold, excluding depreciation, amortization and other items in the Statement of Consolidated Income. Environmental expense relating to discontinued operations is included in Selling, administrative, research and development, and general in the Statement of Consolidated Income.
     Restructuring Costs and Other Charges. Restructuring costs and other charges include employee severance and benefit costs, impairment of owned equipment to be disposed of, and other costs associated with exit and disposal activities. The Company applies the provisions of ASC Topic 420, Exit or Disposal Cost Obligations, to account for obligations arising from such activities. Severance and benefit costs incurred in connection with exit activities are recognized when the Company’s management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. For owned facilities and equipment, impairment losses recognized are based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include costs to consolidate facilities or close facilities, terminate contractual commitments and relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate (see Note 17 for further information regarding the Company’s restructuring initiatives).
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation, letters of credit and other agreements. Such amounts totaled $17.2 and $18.3 at September 30, 2010 and December 31, 2009, respectively. Of the restricted cash balance, $0.9 and $0.9 were considered short-term and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively, and $16.3 and $17.4 were considered long-term and included in Other assets on the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively.
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
     On March 29, 2010, the Company issued $175.0 aggregate principal amount of 4.5% cash convertible senior notes due 2015 (the “Notes”). The Notes may be settled only in cash. The cash conversion feature of the Notes requires bifurcation from the Notes according to ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for such cash conversion feature (“Bifurcated Conversion Feature”) as a derivative liability. In connection with the issuance of the Notes, the Company purchased cash-settled call options relating to its common stock (the “Call Options”) to hedge against potential cash payments that could result from the conversion of the Notes. The Call Options are accounted for as derivative assets, as they meet the definition of a derivative under ASC 815 (Notes 7 and 14).
     The Company recognizes all derivative instruments as assets or liabilities in its balance sheet and measures these instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (Note 14). The Company does not meet the documentation requirements for hedge (deferral) accounting under ASC 815. Unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. Unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense). The Company recorded $3.8 and $3.0 of net unrealized loss related to the Call Options and the Bifurcated Conversion Feature as a component of Other income (expense) during the quarter and nine months ended September 30, 2010.
     Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, and natural gas derivative contracts, the Call Options, and arrangements related to its cash equivalents. If the market value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both September 30, 2010 and December 31, 2009, the Company had no margin deposits with or from its counterparties.
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
     Fair Value Measurement. The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring the fair value of its derivative contracts (Note 14), plan assets invested by certain of the Company’s employee benefit plans (Note 11) and its Notes (Note 7).
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
     New Accounting Pronouncements. Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3 fair value measurements. ASU 2010-06 became effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the applicable provisions of ASU 2010-06 for the nine month period ending September 30, 2010, which did not have a material impact on the disclosures in its consolidated financial statements. The Company does not expect the adoption of the remaining provisions of ASU 2010-06 relating to increased disclosure of activity in Level 3 fair value measurements to have a material impact on the disclosures in its consolidated financial statements.
     ASU No. 2010-20, Receivables (Topic 310) – Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) was issued in July 2010. This ASU amends existing disclosure requirements and requires additional disclosure regarding financing receivables (other than short term trade receivables or receivables measured at fair value or lower of cost or fair value), including: (i) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (ii) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (iii) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activities that occur during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of the provisions of ASU 2010-20 relating to increased disclosure of financing receivables to have a material impact on the disclosures in its consolidated financial statements.
2. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2010	2009
Fabricated Products segment —
Finished products	$40.5	$40.4
Work in process	51.1	44.9
Raw materials	49.3	27.1
Operating supplies and repairs and maintenance parts	12.4	12.8

	$153.3	$125.2

     The Company recorded net non-cash LIFO benefits (charges) of approximately $2.0 and $(6.2) during the quarter and nine months ended September 30, 2010, respectively. The Company recorded net non-cash LIFO (charges) benefits of approximately $(6.9) and $6.3 during the quarter and nine months ended September 30, 2009, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.
     With the inevitable ebb and flow of business cycles, non-cash LIFO benefits (charges) will result when inventory levels and metal prices fluctuate. Further, potential lower of cost or market adjustments can occur when metal prices decline and margins compress. During the first quarter of 2009, due to a decline in the London Metal Exchange (“LME”) price of primary aluminum, the Company recorded a $9.3 lower of cost or market inventory write-down, pursuant to ASC Topic 330, Inventory, under which the market value of inventory is determined based on the current replacement cost, by purchase or by reproduction, except that it does not exceed the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
net realizable value and it is not less than net realizable value reduced by an approximate normal profit margin. There were no lower of cost or market inventory write-downs during the nine months ended September 30, 2010.
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
     At December 31, 2008, the Company fully impaired its investment in Anglesey. For the six months ended June 30, 2009, the Company recorded $1.8 in equity in income of Anglesey, which amounts were impaired in such periods to maintain the Company’s investment balance at zero. For the quarter ended September 30, 2009, Anglesey incurred a significant net loss, primarily as the result of employee redundancy costs incurred in connection with the cessation of its smelting operations. As a result of such loss, and as the Company did not, and was not obligated to, (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, the Company suspended the use of the equity method of accounting with respect to its ownership in Anglesey, commencing in the quarter ended September 30, 2009, and continuing through the quarter ended September 30, 2010. Accordingly, the Company did not recognize its share of Anglesey’s operating results for such periods, pursuant to ASC Topic 323, Investments — Equity Method and Joint Ventures. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey unless and until (i) its share of any future net income of Anglesey equals or is greater than the Company’s share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. The Company does not anticipate the occurrence of such events during the next 12 months.
     At December 31, 2009, receivables from Anglesey were $0.2, all of which were received during the first quarter of 2010. No amounts were due from Anglesey at September 30, 2010. At September 30, 2010 and December 31, 2009, payables to Anglesey were $20.0 and $9.0, respectively. Transactions giving rise to payables to or receivables from Anglesey result from the Company’s ongoing trading activities with Anglesey relating to its remelt operations. Any amounts due from/to Anglesey are reflected on the Company’s Consolidated Balance Sheets as Due from affiliate or Payable to affiliate, respectively.
4. Conditional Asset Retirement Obligations
     The Company has conditional asset retirement obligations (“CARO”) at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) at certain of the older facilities if such facilities were to undergo major renovation or be demolished. There are currently plans for such renovation or demolition at one facility and management’s current assessment is that certain immaterial CAROs may be triggered during the next seven years. For locations where there are no current plans for renovations or demolitions, the most probable scenario is that such CAROs would not be triggered for 20 or more years, if at all.
     During the quarter ended September 30, 2010, the Company re-assessed and revised its estimates relating to the timing and future costs of various asbestos removal projects at one facility. Both upward and downward revisions relating to cost estimates were made. The downward revisions in cost estimates resulted in a $1.3 decrease in CARO liabilities and cumulative adjustments reducing Cost of products sold, excluding depreciation, amortization and other items, and Depreciation and amortization by approximately $1.1 and $0.1, respectively. The total of such adjustments increased both basic and diluted earnings per share by approximately $0.06 per share. The upward revisions in costs estimates resulted in a $1.3 increase in both CARO liabilities and CARO assets. The Company used a credit adjusted risk free rate of 10.8% in estimating the fair value with respect to the CARO liability associated with the upward cost adjustment. Accretion and depreciation expense over the next 20 years is expected to increase as a result of the revisions. Revisions to timing of CARO settlement did not have a material impact on the Company’s financial statements.
     In addition to the foregoing cumulative adjustments, for each of the nine month periods ended September 30, 2010 and September 30, 2009, the Company recorded an accretion expense of $0.2 relating to the original CARO liability (recorded in Cost of products sold).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     The estimated fair value of CARO liabilities at September 30, 2010 and December 31, 2009 was $3.7 and $3.5, respectively.
     For purposes of the Company’s fair value estimates with respect to the CARO liabilities prior to the quarter ended September 30, 2010, a credit adjusted risk free rate of 7.5% was used.
5. Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. The major classes of property, plant, and equipment are as follows:

	September 30,	December 31,
	2010	2009
Land and improvements	$23.3	$23.6
Buildings	39.6	31.9
Machinery and equipment	307.0	246.2
Construction in progress	45.3	83.4

	415.2	385.1
Accumulated depreciation	(58.3)	(46.2)

Property, plant, and equipment, net	$356.9	$338.9

     Majority of the Construction in progress is related to the Company’s Kalamazoo, Michigan facility. The facility is equipped with two extrusion presses and a remelt operation. This investment program is expected to be substantially completed in late 2010. The decrease in the Construction in progress balance from December 31, 2009 to September 30, 2010 reflects principally the commissioning of certain equipment during that period, the cost of which is reflected above in Machinery and equipment as of September 30, 2010.
     The amount of interest expense capitalized as construction in progress was $2.7 and $1.5 during the nine month periods ended September 30, 2010 and September 30, 2009, respectively.
     For the quarter and nine months ended September 30, 2010, the Company recorded depreciation expense of $4.7 and $13.6, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the quarter and nine months ended September 30, 2009, the Company recorded depreciation expense of $3.9 and $12.2, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate segment for all such periods.
6. Supplemental Balance Sheet Information
Trade Receivables.
Trade receivables were comprised of the following:

	September 30,	December 31,
	2010	2009
Billed trade receivables	$84.4	$84.2

Unbilled trade receivables — Note 1	6.4	0.3

	90.8	84.5
Allowance for doubtful receivables	(0.6)	(0.8)

	$90.2	$83.7

Prepaid Expenses and Other Current Assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
Prepaid expenses and other current assets were comprised of the following:

	September 30,	December 31,
	2010	2009
Current derivative assets — Note 14	$14.8	$7.2
Current deferred tax assets	40.5	40.6
Option premiums paid	3.3	3.1
Short-term restricted cash	0.9	0.9
Prepaid taxes	0.7	4.2
Prepaid expenses	3.2	3.1

Total	$63.4	$59.1

Other Assets.
Other assets were comprised of the following:

	September 30,	December 31,
	2010	2009
Derivative assets — Note 14	$42.9	$18.2
Option premiums paid	1.2	1.6
Restricted cash	16.3	17.4
Long-term income tax receivable	2.8	2.8
Deferred financing costs	8.3	1.1
Available for sale securities [1]	4.5	—
Other	—	0.1

Total	$76.0	$41.2

[1]	Available for sale securities represent investments related to the Company’s deferred compensation plan, in various investment funds measured at fair value based on the net asset values of the investment funds which we consider to be a level 2 input (Note 11). The fair value of these securities approximate amortized cost.
Other Accrued Liabilities.
Other accrued liabilities were comprised of the following:

	September 30,	December 31,
	2010	2009
Current derivative liabilities — Note 14	$6.8	$5.1
Option premiums received	5.7	1.6
Current portion of income tax liabilities	1.1	1.1
Accrued income taxes and taxes payable	2.8	2.0
Accrued book overdraft (uncleared cash disbursements)	—	3.4
Accrued annual VEBA contribution	—	2.4
Accrued freight	1.8	2.1
Environmental accrual — Note 13	1.2	3.9
Accrued interest	4.1	0.1
Deferred revenue	10.9	6.8
Other	5.0	3.6

Total	$39.4	$32.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
Long-term Liabilities.
Long-term liabilities were comprised of the following:

	September 30,	December 31,
	2010	2009
Derivative liabilities — Note 14	$50.5	$5.3
Option premiums received	1.8	1.6
Income tax liabilities	12.5	13.4
Workers’ compensation accruals	16.3	14.1
Environmental accrual — Note 13	19.4	5.8
Asset retirement obligations	3.7	3.5
Deferred revenue	15.4	8.7
Deferred compensation liability	4.7	—
Other long-term liabilities	1.8	1.3

Total	$126.1	$53.7

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
     As described in Note 1, the Bifurcated Conversion Feature of the Notes meets the definition of a derivative under ASC 815 and requires bifurcation from the Notes for accounting purposes. The Call Options also meet the definition of derivatives under ASC 815. As such, the Company accounts for both instruments as derivatives and marks to market both instruments at the end of each reporting period. At September 30, 2010, the Bifurcated Conversion Feature had a fair value of $45.7 and was recorded as a long-term derivative liability, and the Call Options had a fair value of $36.1 and were recorded as long-term derivative assets (Note 6).
     The Warrants meet the definition of derivatives under ASC 815; however, because the Warrants have been determined to be indexed to the Company’s common stock and to have met the requirement to be classified as equity instruments, they are not subject to the fair value provisions of ASC 815 (Note 14).
     At September 30, 2010, the carrying value of the Notes was $139.9, which consists of $175.0 face amount net of $35.1 of debt discount. The fair value of the Notes was $195.0. The fair value of the Notes was based on the closing price of the Notes on September 30, 2010 which was a Level 1 input in the fair value hierarchy in which the fair value measurement fell. Total interest expense related to the Notes for the quarter and nine months ended September 30, 2010 were $3.8 and $7.5, respectively, a portion of which was capitalized as Construction in progress.
8. Secured Debt and Credit Facilities
     Secured credit facility and long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
Revolving Credit Facility	$—	$—
Other	13.4	7.1

Total	13.4	7.1
Less — Current portion	(1.3)	—

Long-term secured debt	$12.1	$7.1

     Revolving Credit Facility. On March 23, 2010, the Company and certain of its subsidiaries entered into a $200.0 revolving credit facility with a group of lenders (the “Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. The Revolving Credit Facility amended and restated the Company’s then existing $265.0 revolving credit facility. In

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
connection with the amendment and restatement, the Company expensed $0.4 of unamortized deferred financing costs relating to the $265.0 revolving credit facility, resulting in a residual balance of $0.7 of unamortized deferred financing costs related to such financing arrangement. Also, in connection with the amendment and restatement, the Company incurred $2.7 of additional financing costs, which were capitalized. Accordingly, a total of $3.4 of capitalized financing costs will be amortized over the term of the Revolving Credit Facility on a straight-line basis. At September 30, 2010, $2.9 of deferred financing costs remained on the Consolidated Balance Sheets.
     Under the Revolving Credit Facility, the Company is able to borrow from time-to-time an aggregate amount equal to the lesser of $200.0 or a borrowing base comprised of certain percentages of eligible accounts receivable and eligible inventory, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility matures in March 2014, at which time all amounts outstanding under the Revolving Credit Facility will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders there under, be increased up to $250.0.
     Amounts owed under the Revolving Credit Facility may be accelerated for payment upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth in the Revolving Credit Facility. The Revolving Credit Facility places limitations on the ability of the Company and certain of its subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares.
     The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds relating thereto of the Company and its domestic operating subsidiaries. At September 30, 2010, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     At September 30, 2010, based on the borrowing base determination in effect as of that date, the Company had $167.1 available under the Revolving Credit Facility, of which $9.9 was being used to support outstanding letters of credit, leaving $157.2 of availability. There were no borrowings under the Revolving Credit Facility at September 30, 2010, but the interest rate applicable to any borrowings under the Revolving Credit Facility would have been 5.25% at September 30, 2010 for overnight borrowings.
     Other. In connection with the Company’s acquisition of the manufacturing facility and related assets of Nichols Wire, Incorporated (“Nichols”) in Florence, Alabama on August 9, 2010 (Note 9), a promissory note in the amount of $6.7 (the “Nichols Promissory Note”) was issued to Nichols as a part of the consideration paid. The Nichols Promissory Note bears interest at a rate of 7.5% per annum. Accrued but unpaid interest is due quarterly through maturity of the note on August 9, 2015, with the first payment having been made on September 30, 2010. The Company has the option to repay all or a portion of the Nichols Promissory Note at any time prior to the maturity date. Principal payments on the note are due in equal quarterly installments, with the first payment having been made on September 30, 2010. The Nichols Promissory Note is secured by certain real property and equipment included in the assets acquired from Nichols in the acquisition. For the nine month periods ended September 30, 2010, the Company recorded $0.1 of interest expense related to the Nichols Promissory Note.
     As of September 30, 2010, the Company also had a $7.0 outstanding promissory note (the “LA Promissory Note”) in connection with the Company’s purchase of the previously leased land and buildings associated with its Los Angeles, California facility, in December 2008. Interest is payable on the unpaid principal balance of the LA Promissory Note monthly in arrears at the prime rate, as defined in the LA Promissory Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on January 1, 2012 and the remaining $3.5 will be due on January 1, 2013. The LA Promissory Note is secured by a deed of trust on the property. For both the nine month periods ended September 30, 2010 and September 30, 2009, the Company incurred $0.3 of interest expense relating to the LA Promissory Note. The interest rate applicable to the LA Promissory Note was 4.75% at September 30, 2010.
9. Acquisition
     On August 9, 2010, the Company completed the acquisition of the manufacturing facility and related assets of Nichols, located in Florence, Alabama, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications. The acquired assets have been integrated into and complement the existing assets of the Company’s Fabricated Products segment. In connection with the purchase, the Company hired approximately 100 personnel who were

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
formerly employees of Nichols. The majority of such employees are members of the United Steel, Paper and Foresting, rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (the “USW”).
     Consideration for the purchase consisted of (i) $9.0 in cash, (ii) $6.7 in a promissory note from the Company to Nichols (Note 8), and (iii) the assumption of certain liabilities totaling approximately $2.1. The goodwill of $3.1 arising from the acquisition represents the commercial opportunity for the Company to sell small diameter rod, bar and wire products as a complement to the Company’s existing portfolio of products to its core markets and end-use applications and is expected to be deductible for income tax purposes over the next 15 years. All of the goodwill is included in the Company’s Fabricated Products segment. Total acquisition-related costs were approximately $0.8, of which $0.4 was expensed during the nine months ended September 30, 2010 and was included in Selling, administrative, research and development, and general in the Statement of Consolidated Income. The Company does not expect the acquisition will have a material impact on its consolidated financial statements.
     The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Inventory	$3.9
Other current assets	2.3
Property, plant and equipment	4.2
Identifiable intangible assets with definite lives	4.3
Goodwill	3.1
Liabilities assumed	(2.1)

Consideration paid	$15.7

     Identifiable intangible assets at September 30, 2010 are comprised of the following:

	Estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	20	$3.8	$—	$3.8
Backlog	3	0.5	(0.1)	0.4

		$4.3	$(0.1)	$4.2

     Total amortization expense relating to the intangible assets for the quarter ended September 30, 2010 was $0.1. Amortization expense relating to intangible assets will be $0.2 for the fourth quarter of 2010, $0.3 for each of 2011 and 2012, and $0.2 for each of 2013 and 2014.
10. Income Tax Matters
     Tax Provision. The provision for income taxes for the quarters and nine month periods ended September 30, 2010 and September 30, 2009 consisted of:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Domestic	$2.5	$18.4	$8.4	$37.4
Foreign	(2.1)	1.1	(0.7)	0.4

Total	$0.4	$19.5	$7.7	$37.8

     The income tax provision for the nine months ended September 30, 2010 was $7.7, or an effective tax rate of 34.7%. The difference between the effective tax rate and the projected blended statutory tax rate was primarily related to a decrease in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
unrecognized tax benefits, including interest and penalties of $1.1 resulting in a 5% decrease in the effective tax rate, as well as the impact of non-deductible compensation expense of $0.5, resulting in a 2.1% increase in the effective tax rate.
     The foreign currency impact on unrecognized tax benefits, interest and penalties resulted in a $0.2 increase to currency translation adjustment that was recorded in Accumulated other comprehensive loss.
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
     The Company had gross unrecognized tax benefits of $14.6 and $15.6 at September 30, 2010 and December 31, 2009, respectively. The changes during the nine months ended September 30, 2010 were primarily due to a partial release of an unrecognized tax benefit, including interest and penalties, as a result of the expiration of a statute, as well as currency fluctuations and a change in tax position. The Company recognizes interest and penalties related to these unrecognized tax benefits in the income tax provision. The Company had approximately $6.2 and $6.2 accrued at September 30, 2010 and December 31, 2009, respectively, for interest and penalties. Of the $6.2 of total interest and penalties at September 30, 2010, $0.4 is included in current liabilities and $5.8 is included in Long-term liabilities in the Consolidated Balance Sheets. Of the $6.2 of total interest and penalties at December 31, 2009, $0.3 is included in current liabilities and $5.9 is included in Long-term liabilities in the Consolidated Balance Sheets. During the nine months ended September 30, 2010, the foreign currency impact on gross unrecognized tax benefits, interest and penalties resulted in a $0.2 increase to currency translation adjustment that was recorded in Accumulated other comprehensive loss. The Company expects its gross unrecognized tax benefits to be reduced by $1.6 within the next 12 months due to the resolution of certain tax audits and expirations of various statutes of limitation.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
11. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the USW and International Association of Machinists and certain other unions at certain of the Company’s production facilities, except that the monthly contributions per hour worked by each bargaining unit employee to a pension plan sponsored by the USW at the Company’s Newark, Ohio and Spokane, Washington facilities increased to (in whole dollars) $1.25 starting July 2010 and will increase to (in whole dollars) $1.50 in July 2015, and monthly contributions to a pension plan sponsored by the USW at the Company’s newly acquired Florence, Alabama facility are (in whole dollars) $1.25 per hour worked by each bargaining unit employee. The Company currently estimates that contributions will range from $2.0 to $4.0 per year through 2013.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at four of these production facilities ranging from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age. The Company currently estimates that contributions to such plans will range from $1.0 to $3.0 per year.

•	A defined benefit plan for salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2009, approximately 55% of the plan assets were invested in equity securities, 40% of plan assets were invested in debt securities and the remaining plan assets were invested in short-term securities. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short-term securities.

•	A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that contributions to such plan will range from $4.0 to $6.0 per year.

•	A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan, as a result of the limitations imposed by the Internal Revenue Code. Despite the plan being an unfunded plan, the Company makes an annual contribution to a Rabbi Trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of the Company’s general creditors, and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the Rabbi Trust relating to the deferred compensation plan are accounted for as available for sale securities and are included as Other assets on the Consolidated Balance Sheets (Note 6). Liabilities relating to the deferred compensation plan are included on the Consolidated Balance Sheets as Long-term liabilities (Note 6).
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
     As of September 30, 2010, the Union VEBA owned 3,523,980 shares of the Company’s common stock. A stock transfer restriction agreement between the Union VEBA and the Company places certain restrictions on the Union VEBA relating to the sale of shares of the Company’s common stock owned by the Union VEBA (see Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). The number of shares of the Company’s common

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
stock that generally may be sold by the Union VEBA during any 12-month period without further approval of our Board of Directors is 1,321,485. On April 2, 2010, the Company filed a registration statement on Form S-3 for the resale of the shares of the Company’s common stock held by the Union VEBA in response to a demand by the Union VEBA under a registration rights agreement entered into by the Company and the VEBA Trust on July 6, 2006. The registration statement became effective on July 9, 2010. While the registration statement provides for registration of all shares of our common stock owned by the Union VEBA, the Union VEBA is also permitted to sell all or some portion of these shares in transactions exempt from the registration requirements of applicable securities laws, including Rule 144 of the Securities Act. Regardless of whether the Union VEBA sells shares pursuant to the registration statement or in transactions exempt from registration requirements, including Rule 144 of the Securities Act, the Union VEBA will continue to be prohibited from selling more than 1,321,485 shares of our common stock during any 12-month period without the approval of our Board of Directors.
     During the nine months ended September 30, 2010, the Union VEBA sold 1,321,485 shares. The 1,321,485 shares sold resulted in (i) an increase of $52.0 in VEBA assets at an approximately $39.38 weighted average per share price realized by the Union VEBA, (ii) a reduction of $31.8 in common stock owned by Union VEBA (at $24.02 per share reorganization value), and (iii) the difference between the two amounts, net of tax adjustment, was credited to Additional capital. As of September 30, 2010, the Union VEBA owned approximately 18% of the Company’s outstanding common stock.
     The Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution. This obligation extends through September 30, 2017 with respect to the Union VEBA (reflecting a five year extension agreed by the Company on January 20, 2010 in connection with the renewal and ratification of a labor agreement with the members of the USW at the Company’s Newark, Ohio and Spokane, Washington facilities), while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs through September 2017 pursuant to the Company’s obligation is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable within 120 days following the end of the fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements), whichever is earlier. The Union VEBA is managed by four trustees (two appointed by the Company and two appointed by the USW) and the assets are managed by an independent fiduciary.
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
     Components of Net Periodic Benefit Cost and Charges Relating to Other Benefit Plans. The following tables present the components of net periodic benefit cost for the quarters and nine month periods ended September 30, 2010 and September 30, 2009:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
VEBAs:
Service cost	$0.7	$0.6	$2.2	$1.7
Interest cost	4.0	4.6	12.0	14.0
Expected return on plan assets	(5.2)	(5.2)	(15.7)	(15.7)
Amortization of prior service cost	1.0	0.4	3.1	1.2
Amortization of net loss (gain)	(0.1)	0.9	(0.3)	2.8

	0.4	1.3	1.3	4.0
Deferred compensation plan	0.2	0.1	1.1	0.3
Defined contributions plans	1.8	2.2	7.6	7.2

	$2.4	$3.6	$10.0	$11.5

The following tables present the allocation of these charges:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fabricated Products segment	$1.8	$2.2	$7.0	$6.6
Corporate and Other segment	0.6	1.4	3.0	4.9

	$2.4	$3.6	$10.0	$11.5

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
12. Employee Incentive Plans
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
     Long-term incentive plans
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
     Subject to certain adjustments that may be required from time-to-time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, upon its effectiveness 2,222,222 common shares were reserved for issuance under the Equity Incentive Plan. As discussed above, in June 2010, the shareholders of the Company approved the addition of 500,000 shares of common stock to the number of shares available for issuance under the Equity Incentive Plan. At September 30, 2010, approximately 1,012,819 common shares were available for additional awards under the Equity Incentive Plan.
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for the quarters and nine month periods ended September 30, 2010 and September 30, 2009 were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service-based vested and non-vested common shares and restricted stock units	$0.8	$1.9	$2.8	$7.1
Performance shares	0.2	0.2	1.0	1.0
Service-based stock options	—	0.1	0.1	0.2

Total compensation charge	$1.0	$2.2	$3.9	$8.3

     Non-vested Common Shares, Restricted Stock Units, and Performance Shares. The Company grants non-vested common shares to its non-employee directors, director emeritus, executive officers and other key employees. The non-vested common shares granted to non-employee directors and a director emeritus are generally subject to a one year vesting requirement. The non-vested common shares granted to executive officers and senior management are generally subject to a three year cliff vesting requirement. The non-vested common shares granted to other key employees are generally subject to a three year graded vesting requirement. In addition to non-vested common shares, the Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. With the exception of restricted stock units granted under the French sub-plan, restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. Restricted stock units granted under the French sub-plan vest two-thirds on the second anniversary of the grant date and one-third on the third anniversary of the grant date.
     The fair value of the non-vested common shares and restricted stock units are based on the grant date market value of the common shares and amortized over the requisite service period on a ratable basis, after assuming an estimated forfeiture rate. From time-to-time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For the nine month periods ended September 30, 2010 and September 30, 2009, the Company recorded $0.2 and $0.1, respectively, relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
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
     The fair value of the non-vested common shares, restricted stock units, and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the nine months ended September 30, 2010 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair
	Shares	Value per Share	Units	Value per Unit
Outstanding at December 31, 2009	254,152	$32.74	7,528	$18.13
Granted	97,931	34.39	2,362	36.23
Vested	(75,680)	52.92	(686)	37.79
Forfeited	(1,624)	23.87	—	—

Outstanding at September 30, 2010	274,779	$27.82	9,204	$21.31

A summary of the activity with respect to the performance shares for the nine months ended September 30, 2010 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at December 31, 2009	508,214	$23.75
Granted	205,789	34.13
Vested	(609)	31.02
Forfeited	(6,532)	26.09

Outstanding at September 30, 2010	706,862	$26.74

     For the nine months ended September 30, 2009, 196,829 non-vested common shares were granted to employees, non-employee directors and a director emeritus. Additionally, 5,181 shares of restricted stock units and 460,198 performance shares were granted to employees during this period. The weighted-average grant date fair value per share of such non-vested common shares, restricted stock units and performance shares was $15.57, $13.92 and $14.06, respectively. During the nine months ended September 30, 2009, 490,721 non-vested shares, 622 restricted stock units and 20,467 performance shares vested. The weighted-average grant date fair value per share of the non-vested shares, restricted stock units and performance shares that vested during such period was $42.88, $68.60 and $24.83, respectively.
     As of September 30, 2010, there was $4.2 of unrecognized gross compensation cost related to the non-vested common shares and the restricted stock units and $3.1 of unrecognized gross compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 1.6 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.2 years.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     Stock Options. As of September 30, 2010, the Company had 22,077 fully-vested outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 at an exercise price of $80.01 per share and have a remaining contractual life of 6.5 years. The average fair value of the options granted was $39.9 (see Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for key assumptions used in the Black Scholes pricing model). No new options were granted, and no existing options were forfeited or exercised, during the nine months ended September 30, 2010.
13. Commitments and Contingencies
     Commitments. The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (Notes 7, 8 and 14).
     Minimum rental commitments under operating leases at September 30, 2010 were as follows: years ending December 31, 2010 – $1.6, 2011 – $6.9, 2012 – $6.4, 2013 – $5.5, 2014 and thereafter – $38.1.
     Environmental Contingencies. The Company and its subsidiaries are subject to a number of environmental laws, fines or penalties assessed for alleged breaches of the environmental laws, and claims based upon such laws.
     The Company has established procedures for regularly evaluating environmental loss contingencies, including those arising from environmental reviews and investigations and any other environmental remediation or compliance matters. The Company’s environmental accruals represent the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and the Company’s assessment of the likely remediation actions to be taken.
     During the third quarter of 2010, the Company increased its environmental accruals in connection with the Company’s submission of a draft feasibility study to the State of Washington on September 8, 2010 (the “Feasibility Study”). The draft Feasibility Study included recommendations for alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington and plans for remediation for the next 30 years. Although future annual costs reflected in the draft Feasibility Study are not expected to vary materially from the current level of environmental expenditures, based on the draft Feasibility Study and the Company’s evaluation of other existing historical environmental matters at the Trentwood facility and certain other locations owned or operated by the Company, the Company increased its environmental accrual by $13.6 during the quarter ended September 30, 2010, to a total of $20.6 at September 30, 2010, to reflect the cost of remediation for the next 30 years. The Company expects that these remediation actions will be taken over the next 30 years and estimates that expenditures to be charged to these environmental accruals will be approximately $0.5 in 2010, $1.1 in 2011, $1.0 in 2012, $3.2 in 2013, and $14.8 in 2014 and years thereafter through the balance of the 30 year period. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before the final consent decree is issued. The Company expects the consent decree to be issued in 2012.
     As additional facts are developed, feasibility studies at various facilities are completed, definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, and alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. The Company believes that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $23.8 over the next 30 years.
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
14. Derivative Financial Instruments and Related Hedging Programs
     Overview. In conducting its business, the Company, from time-to-time, enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to its sale of fabricated aluminum products and the purchase of metal used as raw material for its fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in its production process, and (iii) foreign currency requirements with respect to its cash commitments for equipment purchases and with respect to its foreign subsidiaries and affiliate. Additionally, in March 2010, the Company entered into Call Options to limit its exposure to the Bifurcated Conversion Feature of the Notes (Note 7). From time to time, the Company may modify the terms of its derivative contracts based on operational needs or financing objectives. As the Company’s operational hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transaction occurs. However, due to mark-to-market accounting, during the life of the derivative contract, significant unrealized, non-cash gains and losses are recorded in the income statement. The Company may also be exposed to margin calls, which the Company tries to minimize or offset through the use of counterparty credit lines and/or options. The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
     Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to its customers. However, in certain instances the Company does enter into firm price arrangements and incurs price risk on its anticipated primary aluminum purchases in respect of customer orders. The Company uses third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements. Unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items.
     During the nine month periods ended September 30, 2010 and September 30, 2009, total fabricated products shipments that contained firm price terms were (in millions of pounds) 72.3 and 128.7, respectively. At September 30, 2010, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum for the remainder of 2010, for 2011, and for 2012 and thereafter, totaling approximately (in millions of pounds): 32.3, 84.8, and 14.2, respectively.
     Hedges Relating to the Notes. In March 2010, the Company issued $175.0 aggregate principal amount of the Notes. Holders may convert their Notes into cash before January 1, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on and after January 1, 2015 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. The conversion feature can only be settled in cash and is required to be bifurcated from the Notes and treated as a separate derivative instrument under ASC 815 (Note 1). In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options. Both the Bifurcated Conversion Feature and the Call Options are measured at fair value with unrealized gains and losses recorded in Other income (expense) within the Company’s Statements of Consolidated Income. The Company expects the gain or loss from the Call Options to substantially offset, over time, the gain or loss associated with changes to the valuation of the Bifurcated Conversion Feature. In connection with the issuance of the Notes, the Company also entered into transactions pursuant to which the Company sold to the Option Counterparties the Warrants (Note 7). The Warrants meet the definition of derivatives under ASC 815; however, because the Warrants have been determined to be indexed to the Company’s own stock and to have met the requirement to be classified as equity instruments, they are not subject to the fair value provisions of ASC 815.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     The following table summarizes the Company’s material derivative positions at September 30, 2010:

		Notional
		Amount of
		Contracts
Commodity	Period	(mmlbs)	Fair Value
Aluminum —
Option purchase contracts	10/10 through 12/11	66.8	$0.2
Fixed priced purchase contracts	10/10 through 11/13	139.9	$15.3
Fixed priced sales contracts	10/10 through 12/11	17.1	$(3.3)
Regional premium swap contracts[1]	10/10 through 12/11	92.6	$0.3

		Notional
		Amount
		of Contracts
Energy	Period	(mmbtu)	Fair Value
Natural gas —
Option purchase contracts[2]	10/10 through 12/12	11,520,000	$(4.9)
Fixed priced purchase contracts[2]	10/10 through 12/11	970,000	$(0.6)

		Notional
		Amount
		of Contracts
Hedges Relating to the Notes	Period	(Common Shares)	Fair Value
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,621,608	$(45.7)
Call Options[3]	3/10 through 3/15	3,621,608	$36.1

[1]	Regional premiums represent the premium over the LME price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]	As of September 30, 2010, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 93% of the expected natural gas purchases for the remainder of 2010, approximately 88% of the expected natural gas purchases for 2011, and approximately 57% of the expected natural gas purchases for 2012.

[3]	The Bifurcated Conversion Feature represents the cash conversion feature of the Notes. To hedge against the potential cash outflows associated with the Bifurcated Conversion Feature, the Company purchased cash-settled Call Options. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company’s common stock, the Call Options may only be settled in cash.
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
     Bifurcated Conversion Feature and Call Options — The value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued based on the trading price of the Notes on September 30, 2010 (Note 7). The fair value of the Notes without the cash conversion feature is the present value of the series of fixed income cash flows under the Notes, with a mandatory redemption in 2015.

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
The significant assumptions used in the determining the fair value of the Call Option at September 30, 2010 were as follows:

Stock price at September 30, 2010	$42.79
Quarterly dividend yield (per share)[1]	$0.24
Risk-free interest rate[2]	1.11%
Credit spread (basis points)[3]	528
Expected volatility rate[4]	33%

[1]	The Company used a discrete quarterly dividend payment of $0.24 per share based on historical and expected future quarterly dividend payments.

[2]	The risk-free rate was based on the five-year and three-year Constant Maturity Treasury rate on September 30, 2010, compounded semi-annually.

[3]	The Company’s credit rating was estimated to be between BB and B+ based on comparisons of its financial ratios and size to those of other rated companies. Using the Merrill Lynch High Yield index, the Company identified credit spreads for other debt issuances with similar credit ratings and used the median of such credit spreads.

[4]	The volatility rate was based on both observed volatility based on the Company’s historical stock price and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.
     The Call Options are expected to substantially eliminate the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that it may be required to make upon the conversion of the Notes.
     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$16.2	$—	$16.2
Aluminum option contracts	—	9.3	—	9.3
Natural gas option contracts	—	0.3	—	0.3
Call Options	—	36.1	—	36.1
Midwest premium swap contracts	—	—	0.3	0.3

Total	$—	$61.9	$0.3	$62.2

Derivative liabilities:
Aluminum swap contracts	$—	$(4.2)	$—	$(4.2)
Aluminum option contracts	—	(9.1)	—	(9.1)
Natural gas swap contracts	—	(0.6)	—	(0.6)
Natural gas option contracts	—	(5.2)	—	(5.2)
Bifurcated Conversion Feature	—	(45.7)	—	(45.7)

Total	$—	$(64.8)	$—	$(64.8)

     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2009:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$13.5	$—	$13.5
Aluminum option contracts	—	14.2	—	14.2
Natural gas swap contracts	—	0.3	—	0.3
Natural gas option contracts	—	1.9	—	1.9
Midwest premium swap contracts	—	—	0.2	0.2

Total	$—	$29.9	$0.2	$30.1

Derivative liabilities:
Aluminum swap contracts	$—	$(6.5)	$—	$(6.5)
Aluminum option contracts	—	(4.2)	—	(4.2)
Euro dollar forward contracts	—	(0.1)	—	(0.1)
Natural gas swap contracts	—	(0.1)	—	(0.1)
Natural gas option contracts	—	(2.5)	—	(2.5)
Midwest premium swap contracts	—	—	(0.2)	(0.2)

Total	$—	$(13.4)	$(0.2)	$(13.6)

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2010:	$—
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	0.9
Purchases, sales, issuances and settlements	(0.6)
Transfers in and (or) out of Level 3	—

Balance at September 30, 2010	$0.3

Total gains included in earnings attributable to the change in unrealized losses relating to derivative contracts still held at September 30, 2010:	$0.2

     The realized and unrealized gains (losses) for the quarters and nine month periods ended September 30, 2010 and September 30, 2009 were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Realized losses:
Aluminum	$(0.9)	$(7.2)	$(2.6)	$(20.7)
Foreign Currency	—	(2.7)	—	(13.3)
Natural Gas	(0.3)	(2.0)	(0.6)	(8.5)

Total realized losses:	(1.2)	$(11.9)	$(3.2)	$(42.5)

Unrealized gains (losses):
Aluminum	$17.1	$22.1	$1.1	$29.9
Foreign Currency	—	3.1	—	15.3
Natural Gas	(2.4)	1.9	(5.2)	4.2
Purchased cash convertible note hedge	10.3	—	4.7	—
Cash conversion feature of Cash Convertible Notes	(14.1)	—	(7.7)	—

Total unrealized gains (losses)	$10.9	$27.1	$(7.1)	$49.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
     Most of the Company’s derivative contracts contain credit-risk related contingencies. If the fair value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the fair value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both September 30, 2010 and December 31, 2009, the Company had no margin deposits with or from its counterparties.
15. Earnings Per Share
     Basic and diluted earnings per share for the quarters and nine month periods ended September 30, 2010 and September 30, 2009 were calculated as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net Income	$5.5	$23.0	$14.4	$46.4
Less: net income attributable to participating securities[1]	—	(0.2)	(0.1)	(1.2)

Net income available to common stockholders	$5.5	$22.8	$14.3	$45.2

Denominator:
Weighted-average common shares outstanding — Basic	18,941,426	19,981,715	19,499,099	19,567,963

Weighted-average common shares — Diluted	18,941,426	19,981,715	19,499,099	19,567,963

Earnings per common share:
Basic	$0.29	$1.14	$0.74	$2.31
Diluted	$0.29	$1.14	$0.74	$2.31
     The following table provides a detail of net income attributable to participating securities for the quarters and nine month periods ended September 30, 2010 and September 30, 2009:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to participating securities:[1]
Distributed income	$—	$0.1	$0.1	$0.3
Undistributed income	—	0.1	—	0.9

Total net income attributable to participating securities	$—	$0.2	$0.1	$1.2

Percentage of undistributed net income apportioned to participating securities	0%	1%	1%	3%

[1]	Net income attributable to participating securities for a given period includes both distributed and undistributed net income, as applicable. Distributed net income attributed to participating securities represents dividend and dividend equivalents declared on

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
     In computing the diluted weighted average common shares outstanding for the quarters and nine month periods ended September 30, 2010 and September 30, 2009, the Company used the two-class method assuming that participating securities are not exercised, vested or converted. The Company included the dilutive effect of stock options in calculating the diluted weighted average common shares. Options to purchase 22,077 common shares at an average exercise price of $80.01 per share were outstanding at September 30, 2010 and September 30, 2009, respectively. The potential dilutive effect of such shares was zero for each of the quarters and nine month periods ended September 30, 2010 and September 30, 2009. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.36 per share were issued in March 2010 and outstanding at September 30, 2010. The potential dilutive effect of shares underlying the Warrants was zero for the quarter and nine months ended September 30, 2010.
     During the nine month periods ended September 30, 2010 and September 30, 2009, the Company paid a total of approximately $14.3 ($0.72 per common share) and $14.7 ($0.72 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of any performance shares with respect to one half of the performance shares.
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
     The Company has one reportable segment, Fabricated Products. The Fabricated Products segment sells value added products such as aluminum sheet and plate, extruded and drawn products which are used in a wide range of industrial applications, including automotive, aerospace and general engineering end-use applications. Prior to September 30, 2009, the Company also had a Primary Aluminum segment, which produced, through the Company’s interest in Anglesey, and sold commodity grade products as well as value added products such as ingot and billet for which the Company received a premium over fluctuating commodity market prices, and conducted hedging activities with respect to the Company’s exposure to primary aluminum price risk and British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations.
     Following the cessation of the smelting operations at Anglesey on September 30, 2009, the Company’s operations consist of the Fabricated Products segment, and three business units which consist of Secondary Aluminum, Hedging, and Corporate and Other. The Secondary Aluminum business unit sells value added products such as ingot and billet, produced by the secondary aluminum remelt and casting operations of Anglesey, for which the Company receives a portion of a premium over normal commodity market prices. The Hedging business unit conducts hedging activities with respect to the Company’s exposure to primary aluminum prices and conducted hedging activities with respect to British Pound Sterling exchange rate risks relating to Anglesey’s smelting operations through September 30, 2009. The Corporate and Other business unit provides general and administrative support for the Company’s operations. For purposes of segment reporting under GAAP, the Company treats the Fabricated Products segment as a reportable segment and combines the three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which is referred to as All Other. All Other is not considered a reportable segment.
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
     Financial information by operating segment for the quarters and nine month periods ended September 30, 2010 and September 30, 2009 is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Sales:
Fabricated Products	$263.4	$215.1	$813.0	$660.7
All Other[1]	—	36.9	0.3	89.3

	$263.4	$252.0	$813.3	$750.0

[1]	For the quarter and nine month periods ended September 30, 2009, Net sales in All Other represent net sales relating to Anglesey’s smelting operations. In connection with Anglesey’s remelt operations beginning in the fourth quarter of 2009, the Company changed its basis of revenue recognition from a gross basis to a net basis (Note 1).

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment Operating Income (Loss):
Fabricated Products [1,3]	$5.9	$26.4	$62.0	$59.0
All Other[2,3]	7.3	16.2	(30.0)	25.8

Total operating income	$13.2	$42.6	$32.0	$84.8
Interest expense	(3.7)	(0.2)	(7.2)	(0.6)
Other income (expense), net	(3.6)	0.1	(2.7)	—

Income before income taxes	$5.9	$42.5	$22.1	$84.2

[1]	Operating results in the Fabricated Products segment for the quarters ended September 30, 2010 and September 30, 2009 included LIFO inventory benefits (charges) of $2.0 and $(6.9), respectively, and environmental expenses of $13.1 and $0.1, respectively. Operating results in the Fabricated Products segment for the nine month periods ended September 30, 2010 and September 30, 2009 included LIFO inventory (charges) benefits of $(6.2) and $6.3, respectively, and environmental expenses of $13.5 and $0.6, respectively. Also included in the operating results for the nine months ended September 30, 2009 was a lower of cost or market inventory write-down of $9.3.

[2]	Operating results in All Other in 2009 included (i) realized and unrealized hedging gains (losses) on the Company’s Pound Sterling and metal derivative positions and (ii) impairment charges of the Company’s investment in Anglesey. Operating results in All Other in 2010 included realized and unrealized hedging gains (losses) on the Company’s metal derivative positions.

[3]	Operating results of the Fabricated Products segment and All Other include losses on intercompany hedging activities related to metal. These amounts eliminate in consolidation. Internal hedging losses related to metal in the Fabricated Products segment were $0.8 and $5.9 for the quarters ended September 30, 2010 and September 30, 2009, respectively. Internal hedging losses related to metal in the Fabricated Products segment were $2.7 and $39.6 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. Conversely, All Other included such amounts as gains for the quarters and nine month periods ended September 30, 2010 and September 30, 2009, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Depreciation and Amortization:
Fabricated Products	$4.7	$3.9	$13.6	$12.2
Corporate and Other	0.1	—	0.2	0.1

	$4.8	$3.9	$13.8	$12.3

Capital expenditures, net of change in accounts payable:
Fabricated Products	$8.2	$13.7	$34.0	$50.3
Corporate and Other	—	0.7	0.9	0.7

	$8.2	$14.4	$34.9	$51.0

	September 30,	December 31,
	2010	2009
Segment assets:
Fabricated Products	$506.3	$457.6
All Other[1]	819.4	627.9

	$1,325.7	$1,085.5

[1]	Assets in All Other primarily represents all of the Company’s cash and cash equivalents, derivative assets, net assets in respect of VEBA and net deferred income tax assets.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income Taxes Paid:
Fabricated Products —
United States	$—	$0.9	$0.2	$2.7
Canada	—	7.9	0.1	8.3

	$—	$8.8	$0.3	$11.0

17. Restructuring and Other Exit Activities
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
     The Company recorded a restructuring benefit of $0.4 and $0.9 for the quarter and nine months ended September 30, 2010, respectively, in connection with the above restructuring efforts. Total restructuring benefit for the nine months ended September 30, 2010 primarily represents a revision of previously estimated employee termination costs due to the extension of unemployment benefits from the state of Virginia. During the quarter and nine months ended September 30, 2009, the Company recorded $0.1 and $6.4, respectively, of restructuring charges in connection with the 2009 restructuring efforts, consisting primarily of personnel-related, contract termination and facility shut-down costs.
     All restructuring costs and other charges described above were incurred and recorded in the Company’s Fabricated Products segment, other than $0.9 of costs reported in All Other in the nine month period ended September 30, 2009.
     Of the total cash restructuring charges recorded in connection with the fourth quarter 2008 and the second quarter 2009 restructuring plans, approximately $0.6 and $2.3 of restructuring obligations remained as of September 30, 2010 and December 31,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(Unaudited)
2009, respectively. The following table summarizes the activity relating to cash obligations arising from the Company’s restructuring plans:

	Employee
	Termination and
	Other Personnel	Facility related
	Costs	costs	Total
Restructuring obligations at December 31, 2009	$2.3	$—	$2.3
Cash restructuring costs recorded in the nine months ended September 30, 2010	(0.9)	—	(0.9)
Cash payments during the nine months ended September 30, 2010	(0.8)	—	(0.8)

Restructuring obligations at September 30, 2010	$0.6	$—	$0.6

     Assets sale. During the second quarter of 2010, the Company decided to offer for sale its manufacturing facility located in Greenwood, South Carolina. The Greenwood, South Carolina facility produces forged aluminum products, which no longer fit within the Company’s strategic portfolio of product offerings. Assets and liabilities of $7.6 and $0.9, respectively, were classified as held for sale at June 30, 2010 and $1.9 of impairment loss was recognized to reduce the carrying value of the assets classified as held for sale to their estimated fair value, less costs to sell. Such impairment loss was included in Other operating charges (benefit) in the Statements of Consolidated Income and was included as part of the Fabricated Products segment results, which the Company considers to be immaterial. The transaction closed on July 27, 2010. Cash consideration for the sale was approximately $4.8 which was received by the closing date. The Company anticipates that this sale will not have a material impact on its revenues or net income.
18. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$1.5	$—

Income taxes paid	$0.3	$11.0

Supplemental disclosure of non-cash transactions:
Issuance of Nichols Promissory Note — Note 9	$6.7	$—

19. Subsequent Events
     The Company has evaluated events subsequent to September 30, 2010, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represent subsequent events that merit disclosure herein:
     Dividend Declaration. On October 11, 2010, the Company announced that its Board of Directors has approved the declaration of a quarterly cash dividend of $0.24 per share on the Company’s outstanding common stock to stockholders of record at the close of business on October 22, 2010. The dividend will be paid on or about November 15, 2010.
     Business Acquisition. On October 12, 2010, the Company entered into a definitive agreement to purchase substantially all of the assets, and assume substantially all of the liabilities of Alexco, L.L.C. (“Alexco”), a manufacturer of hard alloy extrusions for the aerospace industry based in Chandler, Arizona, for approximately $90. The acquisition is intended to complement the Company’s current offering of sheet, plate, cold finish and drawn tube products in its Fabricated Products segment. The transaction is anticipated to close in December, 2010, subject to satisfaction of closing conditions, including receipt of third party consents. The Company intends to fund the purchase with existing cash on hand.

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
     At September 30, 2010, we operated 10 focused fabricated aluminum production facilities in the United States (reflecting the sale on July 27, 2010 of our manufacturing facility in Greenwood, South Carolina and the acquisition on August 9, 2010 of the facility and assets of Nichols Wire, Inc (“Nichols”) in Florence, Alabama) and one in Canada. We shipped approximately 429 million pounds of semi-fabricated aluminum products in 2009, which comprised 91% of our total consolidated net sales of approximately $1.0 billion and approximately 389.9 million pounds of semi-fabricated aluminum products during the nine months ended September 30, 2010, which comprised effectively all of our total consolidated net sales of approximately $813.3 million. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and our served markets in order to maximize the efficiency of product flow to our customers.
     A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers, or (ii) financial derivatives to shield us from exposure related to firm price sales contracts that specify the underlying metal price and a conversion cost for the sale. Primary aluminum prices increased over the last half of 2009 and through the first quarter of 2010, declined slightly in the second quarter of 2010, and increased again in the third quarter of 2010. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for the nine month periods ended September 30, 2010 and September 30, 2009 was $0.96 and $0.70, respectively. The average LME transaction price per pound of primary aluminum for the quarters ended September 30, 2010 and September 30, 2009 was $0.95 and $0.82, respectively. At October 22, 2010, the LME transaction price per pound was $1.06.
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
     In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes and larger payloads, as well as a renewed focus on fuel efficiency, have increased the demand for new and larger aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and monolithic design used throughout the industry will continue to increase demand for our high strength aerospace plate. Monolithic design and construction utilizes aluminum plate that is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds.
     Our products are also sold into defense end markets. While demand for armor plate has declined from the record levels of 2007 and 2008, we expect the production of the F-35, or Joint Strike Fighter, will drive demand for our high strength products over the long term.
     Commercial aerospace and defense applications have demanding customer requirements for quality and consistency. As a result, there are a very limited number of suppliers worldwide who are qualified to serve these market segments, and we believe barriers to entry include capital requirements, technological expertise and critical safety qualifications.
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
     For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat our Fabricated Products segment as its own reportable segment. We combine our three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which we refer to as All Other. All Other is not considered a reportable segment (see Note 16 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).
     Highlights of the quarter ended September 30, 2010 include:
•	Fabricated Products segment shipments of 129 million pounds, a 22% increase from the third quarter of 2009, resulting primarily from stronger demand across all end use applications;

•	Consolidated net income of $5.5 million and earnings per diluted share of $0.29, including pre-tax, non-cash mark-to-market gains on derivates positions of approximately $15 million and environmental expense of approximately $14 million;

•	August 9, 2010 completion of the strategic acquisition of the manufacturing facility and related assets of Nichols, located in Florence, Alabama, which manufactures bare mechanical alloy wire products, nails and aluminum rod and enables us to expand our offering of small diameter rod, bar and wire products to our core market segments of aerospace, automotive and general engineering. Consideration for the acquisition was approximately $16 million, consisting of a $9 million cash payment and a $7 million, five-year secured promissory note.

•	Completion of the sale of our Greenwood, South Carolina facility that produces forged aluminum products, which no longer fit within our strategic portfolio of product offerings. We received cash consideration of $4.8 million, in connection with the sale of these assets.

•	Cash balances and borrowing availability under our revolving credit facility of approximately $300 million, with no borrowings under that facility as of September 30, 2010;

•	Continued ramp-up of the new world class rod and bar extrusion facility in Kalamazoo, Michigan; and

•	Declaration and payment of a regular dividend of $4.7 million, or $0.24 per common share, on August 13, 2010 to stockholders of record as of July 26, 2010.
Results of Operations
Consolidated Selected Operational and Financial Information
     The table below provides selected operational and financial information of the Fabricated Products segment and All Other for the quarters and nine month periods ended September 30, 2010 and September 30, 2009.
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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs):
Fabricated Products	129.3	105.7	389.9	316.1
All Other[1]	—	41.0	0.4	113.7

	129.3	146.7	390.3	429.8

Average Realized Third Party Sales Price (per pound):
Fabricated Products[2]	$2.04	$2.03	$2.08	$2.09
All Other[3]	$—	$0.90	$0.92	$0.79

Net Sales:
Fabricated Products	$263.4	$215.1	$813.0	$660.7
All Other	—	36.9	0.3	89.3

Total Net Sales	$263.4	$252.0	$813.3	$750.0

Segment Operating Income (Loss):
Fabricated Products4 5	$5.9	$26.4	$62.0	$59.0
All Other[6]	7.3	16.2	(30.0)	25.8

Total Operating Income	$13.2	$42.6	$32.0	$84.8

Income Tax Provision	$(0.4)	$(19.5)	$(7.7)	$(37.8)

Net Income	$5.5	$23.0	$14.4	$46.4

Capital Expenditures, net of Accounts Payable	$8.2	$14.4	$34.9	$51.0

[1]	For the quarters and nine month periods ended September 30, 2010 and September 30, 2009, shipments in All Other reflects shipments of primary aluminum products produced by Anglesey.

[2]	Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability.

[3]	Average realized prices for All Other reflect average realized prices on sales of primary aluminum product produced by Anglesey and are subject to fluctuations in the LME price of metal.

[4]	Fabricated Products segment operating results for the quarter and nine months ended September 30, 2010 include a non-cash last-in, first-out (“LIFO”) inventory benefit (charge) of $2.0 million and $(6.2) million, respectively, and metal (losses) gains of approximately $(4.0) million and $3.3 million, respectively. Fabricated Products segment operating results for the quarter and nine months ended September 30, 2009 include a non-cash LIFO inventory (charge) benefit of $(6.9) million and $6.3 million, respectively, and metal gain (losses) of approximately $11.2 million and $(5.3) million, respectively. Fabricated Products segment operating results for the quarter and nine months ended September 30, 2010 also included environmental expenses of $13.1 million and $13.5 million, respectively. Also included in the Fabricated Products segment operating results for the nine months ended September 30, 2009 was a $9.3 million lower of cost or market inventory write-down recognized in the first quarter of 2009. Fabricated Products segment operating results for the quarter and nine months ended September 30, 2009 include $0.1 million and $5.5 million, respectively, of restructuring charges relating to the restructuring plans involving our Tulsa, Oklahoma and Bellwood, Virginia facilities.

[5]	Fabricated Products segment includes non-cash mark-to-market losses on natural gas and foreign currency hedging activities totaling $2.4 million and $5.2 million in the quarter and nine months ended September 30, 2010, respectively. Fabricated Products segment also includes non-cash mark-to-market gains on natural gas and foreign currency hedging activities totaling $2.6 million and $5.4 million in the quarter and nine months ended September 30, 2009, respectively. For further discussion regarding mark-to-market matters, see Note 14 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

[6]	Operating income in All Other was primarily driven by the Hedging business unit operating results. For the quarter and nine months ended September 30, 2010, non-cash mark-to-market gains on primary aluminum hedging activities were $17.1 million and $1.1 million, respectively, compared to non-cash mark-to-market gains of $22.1 million and $29.9 million for the quarter and nine months ended September 30, 2009, respectively. The mark-to-market impact of foreign currency derivatives for both the quarter and nine months ended September 30, 2010 was zero, compared to mark-to-market gains of $2.4 million and $14.1 million for the quarter and nine months ended September 30, 2009, respectively. For further discussion regarding mark-to-market matters, see Note 14 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report.
     Summary. We reported net income of $5.5 million for the quarter ended September 30, 2010 compared to net income of $23.0 million for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, we reported net income of $14.4 million compared to net income of $46.4 million for the nine months ended September 30, 2009. Our operating income for the quarter ended September 30, 2010 was $13.2 million compared to $42.6 million for the quarter ended September 30, 2009. Our operating income for the nine months ended September 30, 2010 was $32.0 million compared to $84.8 million for the nine months ended September 30, 2009. Both quarters and nine month periods include a number of non-run-rate items that are more fully explained below.
     Net Sales. We reported Net sales for the quarter ended September 30, 2010 of $263.4 million compared to $252.0 million for the quarter ended September 30, 2009. As more fully discussed below, the increase in Net sales during the quarter ended September 30, 2010 is primarily the result of an increase in shipments in the Fabricated Products segment, partially offset by lower revenues in All

Other related to Anglesey’s new remelt operations reported on a net revenue recognition basis. Fabricated Products segment realized prices remained approximately the same in both periods, with higher underlying metal prices offsetting lower value added revenue per pound in the third quarter of 2010 as compared to the third quarter of 2009. The decrease in value added revenue per pound was due to slightly lower pricing for most products and a shift in mix toward lower margin products.
     For the nine months ended September 30, 2010, we reported Net sales of $813.3 million compared to $750.0 million for the nine months ended September 30, 2009. As more fully discussed below, the increase in Net sales during the nine months ended September 30, 2010 is primarily the result of an increase in Fabricated Products segment shipments, partially offset by lower revenues in All Other related to Anglesey’s new remelt operations reported on a net revenue recognition basis. Realized prices for the Fabricated Products segment remained approximately the same in both nine month periods, as higher underlying metal prices in the nine months ended September 30, 2010 offset lower value added revenue per pound. The decrease in value added revenue per pound was due to a leaner product mix, as well as lower pricing for most products, particularly for general engineering plate. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products segment firm price sales agreements limit our losses as well as gains from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items for the quarter ended September 30, 2010 totaled $229.3 million, or 87% of Net Sales, compared to $188.3 million, or 75% of Net sales, in the quarter ended September 30, 2009. Included in Cost of products sold, excluding depreciation, amortization and other items were $14.8 million and $27.0 million of unrealized non-cash mark-to-market gains on our derivative positions for the quarters ended September 30, 2010 and September 30, 2009, respectively. Also included in Cost of products sold, excluding depreciation, amortization and other items were $13.1 million and $0.1 million of environmental expenses for the quarters ended September 30, 2010 and September 30, 2009, respectively. See Segment and Business Unit Information below for a detailed discussion of the comparative results of operations for the quarters ended September 30, 2010 and September 30, 2009.
     Cost of products sold, excluding depreciation, amortization and other items for the nine months ended September 30, 2010 totaled $717.2 million, or 88% of Net Sales, compared to $584.2 million, or 78% of Net sales, in the nine months ended September 30, 2009. Included in Cost of products sold, excluding depreciation, amortization and other items were $(4.0) million and $49.4 million of unrealized non-cash mark-to-market (losses) gains on our derivative positions for the nine month periods ended September 30, 2010 and September 30, 2009. Also included in Cost of products sold, excluding depreciation, amortization and other items were $13.5 million and $0.6 million of environmental expenses for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. See Segment and Business Unit Information below for a detailed discussion of the comparative results of operations for the nine month periods ended September 30, 2010 and September 30, 2009.
     Lower of Cost or Market Inventory Write-down. We recorded a lower of cost or market inventory write-down of $9.3 million for the quarter ended March 31, 2009 as a result of declining metal prices. There were no additional lower of cost or market inventory write-downs in the nine months ended September 30, 2010.
     Impairment of Investment in Anglesey. In 2008, we fully impaired our investment in Anglesey in anticipation of the cessation of its smelting operations on September 30, 2009. In the six months ended June 30, 2009, we recorded $1.8 million of equity in income of Anglesey, which we concurrently impaired in full to maintain our investment balance at zero. Based on our continued assessment of the facts and circumstances, we suspended the equity method of accounting for our investment in Anglesey commencing in the third quarter of 2009.
     Restructuring Costs and Other Charges. In connection with the restructuring initiative announced in 2008 to shut down the Tulsa, Oklahoma facility and curtail operations at the Bellwood, Virginia facility, we recorded $1.2 million in restructuring charges related primarily to contract termination costs and other costs during the quarter ended March 31, 2009. In the quarters ended June, 30, 2009 and September 30, 2009, we recorded additional restructuring charges of $5.2 million principally in connection with plans to further curtail operations at the Bellwood, Virginia facility. We made an adjustment in the amount of $0.9 million to the restructuring charges during the nine months ended September 30, 2010, due primarily to an extension of unemployment benefits granted by the state of Virginia, reducing our supplemental unemployment liability.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2010 was $4.8 million compared to $3.9 million for the quarter ended September 30, 2009. Depreciation and amortization for the nine months ended September 30, 2010 was $13.8 million compared to $12.3 million for the nine months ended September 30, 2009. Depreciation expense increased in the quarter ended September 30, 2010 primarily as the result of bringing on-line certain production equipment at our Kalamazoo, Michigan facility. We expect depreciation expense to increase further as additional production equipment at our Kalamazoo, Michigan facility is fully brought on-line.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $16.5 million in the quarter ended September 30, 2010 compared to $17.1 million in the quarter ended September 30,

2009. Selling, administrative, research and development, and general expense totaled $49.2 million in the nine months ended September 30, 2010 compared to $52.1 million in the nine months ended September 30, 2009. The decrease in both the quarters and nine month periods were due to lower non-cash stock compensation expense relating to our long-term incentive program and lower net periodic pension costs relating to the VEBAs, partially offset by higher expenses relating to short term incentive program and other benefit programs.
     Other Operating Charges (Benefits). Other operating charges (benefits) for nine months ended September 30, 2010 consisted primarily of $1.9 million of impairment charge in connection with the re-classification of certain assets and liabilities at our Greenwood, South Carolina, facility to assets and liabilities held for sale during the second quarter of 2010. Other operating charges (benefits) for the quarter and nine months ended September 30, 2009 reflected a $(0.9) million recovery of a pre-chapter 11 emergence obligation owed to us, for which we had previously established a full reserve.
     Interest Expense. Interest expense for the nine months ended September 30, 2010 was primarily related to cash and non-cash interest expense incurred on our 4.5% cash convertible senior notes due 2015 (the “Notes”), which were issued on March 29, 2010. Total interest incurred was $4.5 million and $9.9 million for the quarter and nine months ended September 30, 2010, respectively. Of these amounts, $0.8 million and $2.7 million were capitalized as a part of Construction in progress for the quarter and nine months ended September 30, 2010, respectively, leaving $3.7 million and $7.2 million of interest expense in the quarter and nine months ended September 30, 2010, respectively. Interest expense was $0.2 million and $0.6 million for the quarter and nine months ended September 30, 2009, respectively. The majority of the interest incurred in such periods was also capitalized.
     Other Income (Expense), Net. Other income (expense), net was $(3.6) million for the quarter ended September 30, 2010, compared to $0.1 for the quarter ended September 30, 2009. Other income (expense), net was $(2.7) million for the nine months ended September 30, 2010 compared to zero for the nine months ended September 30, 2009. Other income (expense), net for the quarter and nine months ended September 30, 2010 was primarily related to net unrealized non-cash mark-to-market losses on the derivative instruments relating to the Notes.
     Income Tax Provision. The income tax provision for the nine months ended September 30, 2010 was $7.7 million, or an effective tax rate of 34.7%. The effective tax rate for the nine months ended September 30, 2009 was approximately 44.9%. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2010 was primarily related to unrecognized tax benefits, including interest and penalties, of $1.1 million resulting in a 5% decrease in the effective tax rate, as well as the impact of non-deductible compensation expense of $0.5 million, resulting in a 2.1% increase in the effective tax rate. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2009 was primarily related to the impact of non-deductible compensation expense, resulting in an increase to the income tax rate of approximately 4.6%.
Derivatives
     From time-to-time, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in our production process, and (iii) foreign currency requirements with respect to our cash commitments for equipment purchases and with respect to our foreign subsidiaries and foreign affiliate. In March 2010, in connection with the issuance of the Notes, we purchased cash-settled call options relating to our common stock (the “Call Options”) to limit our exposure to the cash conversion feature of the Notes (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). We may modify the terms of our derivative contracts based on operational needs or financial objectives. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contract, significant unrealized, non-cash gains and losses may be recorded in the income statement. We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset through counterparty credit lines and/or the use of options. We regularly review the creditworthiness of our derivative counterparties and do not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
     The fair value of our derivatives recorded on the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 was $(2.6) million and $16.5 million, respectively. The decrease in the net position was primarily due to decreases in underlying prices for natural gas and the addition of new derivatives in connection with the issuance of the Notes. The changes in market value of derivative contracts resulted in the recognition of $7.1 million of unrealized mark-to-market loss on derivatives, which we consider to be a non-run-rate item (see Note 14 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).

Fair Value Measurement
     We apply the provisions of Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of our derivative contracts and the fair value of our Canadian pension plan assets and the plan assets of the voluntary employee beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) and the VEBA that provides benefits for certain eligible salaried retirees and their surviving spouses and eligible dependents (the “Salaried VEBA”).
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
     Cash Conversion Feature of the Notes and Call Options — The value of the cash conversion feature of the Notes is measured as the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued based on the closing price of the Notes on September 30, 2010. The fair value of the Notes without the cash conversion feature is the present value of the series of fixed income cash flows under the Notes with a mandatory redemption in 2015. The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model are our stock price, risk-free rate, credit spread, dividend yield, expected volatility of our stock price, and probability of certain corporate events, all of which are observable inputs by market participants. See Note 14 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for significant assumptions used in these valuations.
     In determining the fair value of employee benefit plan assets, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other invested plan assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. Our Canadian pension plan assets and the plan assets of the Union VEBA and the Salaried VEBA are measured on December 31 of each year.
Segment and Business Unit Information
     For the purposes of segment reporting under GAAP, we have one reportable segment, Fabricated Products. We also have three other business units which we combine into All Other. As discussed above, the Fabricated Products segment sells value added products such as heat treat sheet and plate and extruded rod, bar, wire and tube products which are used in a wide range of industrial applications, including aerospace, defense, automotive and general engineering end-use applications. All Other consists of Secondary Aluminum, Hedging and Corporate and Other business units. The Secondary Aluminum business unit sells value added products such as ingot and billet produced by the secondary aluminum remelt and casting operations of Anglesey, for which we receive a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities in respect of our exposure to primary aluminum prices, and conducted hedging activities in respect of British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations through September 30, 2009. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment. The accounting policies of the segment and business units are the same as those described in Note 1 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
Fabricated Products
     On August 9, 2010, we completed the acquisition of the manufacturing facility and related assets of Nichols, located in Florence, Alabama, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications. Consideration for the purchase consisted of (i) $9.0 million in cash, (ii) $6.7 million in a promissory note to Nichols, and (iii) the assumption of certain liabilities totaling approximately $2.1 million. The transaction generated approximately $3 million of goodwill and $4 million of intangible assets relating primarily to customer relationships. The intangible assets are expected to be amortized over an estimated weighted average useful life of approximately 18 years. The acquired assets will be integrated into and complement the existing assets of our Fabricated Products segment. We do not anticipate that the transaction will have a material impact on our Fabricated Products segment or consolidated Net sales or Operating income in future periods.
     As described in Note 17 of Notes to Interim Consolidated Financial Statements included in Part I., Item 1. “Financial Statements” of this Report, we completed the sale of our manufacturing facility in Greenwood, South Carolina in July 2010. Final cash consideration for the sale was approximately $4.8 million. In anticipation of the sale, we recognized an impairment loss of $1.9 million in the quarter ended June 30, 2010, to reduce the carrying value of the assets classified as held for sale to their estimated fair value, less costs to sell. The Greenwood, South Carolina facility was part of our Fabricated Products segment. We do not anticipate that the sale of the facility and related assets will have a material impact on our Fabricated Products segment or consolidated Net sales or Operating income in future periods.
     The table below provides selected operational and financial information (in millions of dollars except shipments and average sales price) for our Fabricated Products segment for the quarters and nine month periods ended September 30, 2010 and September 30, 2009:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Shipments (mm lbs)	129.3	105.7	389.9	316.1

Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$0.98	$0.91	$1.00	$0.87
Average realized third party value added revenue	$1.06	$1.12	$1.08	$1.22

Average realized third party sales price	$2.04	$2.03	$2.08	$2.09

Net sales	$263.4	$215.1	$813.0	$660.7
Segment Operating Income	$5.9	$26.4	$62.0	$59.0
     The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for our end market applications for the quarters and nine month periods ended September 30, 2010 and September 30, 2009 for our Fabricated Products segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Shipments (mm lbs):
Aerospace and High Strength	39.4	30.2	119.0	109.2
General Engineering	51.9	50.5	167.9	137.9
Automotive Extrusions	14.1	10.2	40.0	25.6
Other Applications	23.9	14.8	62.9	43.4

	129.3	105.7	389.8	316.1

Value added revenue:[1]
Aerospace and High Strength	$73.5	$57.7	$222.1	$211.2
General Engineering	42.1	41.8	134.3	122.7
Automotive Extrusions	12.2	8.5	33.9	22.3
Other Applications	9.7	10.5	32.0	28.6

	$137.5	$118.5	$422.3	$384.8

Value added revenue per pound:
Aerospace and High Strength	$1.87	$1.91	$1.87	$1.93
General Engineering	0.81	0.83	0.80	0.89
Automotive Extrusions	0.87	0.83	0.85	0.87
Other Applications	0.41	0.71	0.51	0.66

	$1.06	$1.12	$1.08	$1.22

[1]	Value added revenue represents net sales less hedged cost of alloyed metal.

     For the quarter ended September 30, 2010, Net sales of fabricated products increased by 22% to $263.4 million, as compared to the quarter ended September 30, 2009, due primarily to a 22% increase in shipments. Shipments for aerospace and high strength products during the quarter ended September 30, 2010 were 30% higher as compared to the quarter ended September 30, 2009 due primarily to stronger demand in select end markets and lower overall destocking as significant service center destocking was abated. However, shipments continued to be negatively impacted by the large airframe manufacturers destocking in the first nine months of 2010. Shipments for general engineering products were 3% higher during the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009, reflecting moderate improvement in overall industrial demand and insignificant impact of inventory stocking patterns by service center customers. Shipments for automotive products during the quarter ended September 30, 2010 were 38% higher as compared to the quarter ended September 30, 2009 due to significantly stronger light vehicle build rates in North America. A $0.07 per pound increase in underlying hedged alloyed metal prices was offset by a $0.06 per pound decrease in average Fabricated Products value added revenue per pound for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009. The decrease in value added revenue per pound was due to slightly lower pricing for most products and a shift in mix toward lower margin products.
     For the nine months ended September 30, 2010, Net sales of fabricated products increased by 23% to $813.0 million, as compared to the nine months ended September 30, 2009, due primarily to a 23% increase in shipments driven primarily by significantly stronger demand for general engineering and automotive products as service center destocking that was prevalent in 2009 abated and automotive build rates increased compared to the prior year period. Shipments for aerospace and high strength products during the nine months ended September 30, 2010 were moderately higher as compared to the nine months ended September 30, 2009. While average realized third party sales prices remained approximately the same, a 10% decrease in value added revenue per pound was offset by a 15% higher average underlying hedged alloyed metal price for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease in value added revenue per pound was due to a leaner product mix, as well as lower pricing for most products, particularly for general engineering plate. Consistent with our strategy, the underlying hedged cost of alloyed metal is passed through to customers through various pricing policies.
     Operating income for the quarter ended September 30, 2010 was $5.9 million as compared to $26.4 million for the quarter ended September 30, 2009. Operating income for the nine months ended September 30, 2010 was $62.0 million as compared to $59.0 million for the nine months ended September 30, 2009. Operating income for the quarters and nine month periods ended September 30, 2010 and September 30, 2009 included several large non-run-rate items. These items are listed below (in millions of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating income	$5.9	$26.4	$62.0	$59.0
Impact to operating income of non-run-rate items:
Metal (losses) gains (before considering LIFO)	(4.0)	11.2	3.3	(5.3)
Non-cash LIFO benefits (charges)	2.0	(6.9)	(6.2)	6.3
Non-cash lower of cost or market inventory write-down	—	—	—	(9.3)
Mark-to-market (losses) gains on derivative instruments	(2.4)	2.6	(5.2)	5.4
Restructuring benefits (charges)	0.4	(0.1)	0.9	(5.5)
Impairment on held for sale assets		—	(1.9)	—
Environmental expense	(13.1)	(0.1)	(13.5)	(0.6)

Total non-run-rate items	(17.1)	6.7	(22.6)	(9.0)

Operating income excluding non-run-rate items	$23.0	$19.7	$84.6	$68.0

     As noted above, operating income excluding identified non-run-rate items for the quarter ended September 30, 2010 was $3.3 million higher than for the quarter ended September 30, 2009. Operating income for the nine months ended September 30, 2010 was $16.6 million higher than for the nine months ended September 30, 2009. Operating income excluding non-run-rate items for the quarters and nine months ended September 30, 2010 as compared to the corresponding periods in 2009 reflects the following impacts:

	3Q10 vs. 3Q09	9M10 vs. 9M09
	Favorable/(Unfavorable)	Favorable/(Unfavorable)
Sales impact	$7.7	$7.8
Manufacturing efficiency improvements	(3.1)	8.4
Other	(1.3)	0.4

Total	$3.3	$16.6

     Segment operating results for the quarters and nine month periods ended September 30, 2010 and September 30, 2009 include losses on intercompany hedging activities with the Hedging business unit. For the quarters ended September 30, 2010 and September 30, 2009, such amounts included losses totaling $0.8 million and $5.9 million, respectively. For the nine month periods ended September 30, 2010 and September 30, 2009, such amounts included losses totaling $2.7 million and $39.6 million, respectively. These intercompany amounts eliminate in consolidation.
Outlook
     We are increasingly encouraged by the prospects for the aerospace market. Airframe manufacturers have announced plans for increased production, and long-term fundamentals remain strong with solid order backlogs and growing aircraft build rates. Although in the short-term we expect that airframe manufacturers will continue destocking as surplus inventories are reduced, we expect destocking to abate as build rates ramp up in 2011.
     Demand for our general engineering, automotive and industrial applications continues to reflect a slow recovery. We do not anticipate any meaningful restocking of service center inventories until the economic recovery is strong enough to stimulate a sustainable increase in real demand. Despite these conditions, automotive build rates are steadily increasing and we are capturing new programs driven by vehicle light weighting to meet CAFE regulations.
     We are very encouraged by the progress at our new Kalamazoo, Michigan facility and are extremely optimistic about the long-term prospects for the facility as we achieve full operational potential. With our recently announced acquisition of the Florence, Alabama facility and the pending acquisition of the Alexco, assets, we have further strengthened our platform for growth through product extensions and capabilities to more broadly meet the needs of our aerospace and general engineering served market segments.
     Our outlook for the fourth quarter reflects normal seasonality which we expect will result in slightly lower shipments and value added revenue compared to the third quarter. We anticipate continued major maintenance spending at a cost comparable to the third quarter, however, we anticipate manufacturing efficiencies to improve in the fourth quarter to performance levels similar to the first half of 2010 and to continue to improve as we progress into 2011.
     As we look towards early 2011, we anticipate aerospace and automotive demand to improve and seasonally strong first quarter shipments and value added revenue to exceed first quarter 2010 levels. In addition, we expect incremental benefits from the ramp up of our new Kalamazoo, Michigan facility and from the integration of the acquired assets into our Fabricated Products business.

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
     At December 31, 2008, we fully impaired our investment in Anglesey. For the six months ended June 30, 2009, we recorded $1.8 million in equity in income of Anglesey, which was subsequently impaired to maintain our investment balance at zero. For the quarter ended September 30, 2009, Anglesey incurred a significant net loss, primarily as a result of employee redundancy costs incurred in connection with the cessation of its smelting operations. As a result of such loss, and as we were not, and are not, obligated to, (i) advance any funds to Anglesey, (ii) guarantee any obligations of Anglesey, or (iii) make any commitments to provide any financial support for Anglesey, we suspended the use of the equity method of accounting with respect to our ownership in Anglesey, commencing in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2010. Accordingly, we did not recognize our share of Anglesey’s operating results for such periods, pursuant to ASC Topic 323, Investments — Equity Method and Joint Ventures. We will not resume the use of the equity method of accounting with respect to our investment in Anglesey unless and until (i) our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. We do not anticipate the occurrence of such events during the next 12 months.
     The table below provides selected operational and financial information (in millions of dollars except shipments and prices) for Anglesey related primary and secondary aluminum activities:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Shipments (mm lbs)	—	41.0	0.4	113.7
Average realized third party sales price (per pound)	$—	$0.90	$0.92	$0.79
Net sales	$—	$36.9	$0.3	$89.3
Operating Income	$—	$7.1	$0.1	$8.1
     Because we, in substance, are acting as agent in connection with sales of secondary aluminum products produced by Anglesey’s remelt operations, which commenced in the fourth quarter of 2009, our sales of such secondary aluminum products are presented net of the cost of sales. Shipments and net sales during the quarter and nine months ended September 30, 2009 are related to Anglesey’s smelting operations, which ceased as of September 30, 2009. Our sales of primary aluminum from Anglesey’s smelting operations were recorded on a gross basis when title, ownership and risk of loss were passed to the buyer and collectability was reasonably assured.
     The following table recaps the major components of the operating results from Anglesey- related primary and secondary aluminum activities for the quarters and nine month periods ended September 30, 2010 and September 30, 2009 (in millions of dollars).

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Profit on metal sales from smelting operations (net of alumina sales)[1]	$—	$6.7	$0.1	$9.5
Anglesey[2]	—	0.4	—	0.4
Impairment of investment in Anglesey	—	—	—	(1.8)

	$—	$7.1	$0.1	$8.1

[1]	Operating income represents earnings on metal purchases from Anglesey and resold by us and on alumina purchases from third parties by us and sold to Anglesey while it operated as a smelter. Such earnings were impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

[2]	Represents our share of earnings from Anglesey under the smelting operations and foreign currency transaction gains (losses) relating to our settlement of trade payables to Anglesey denominated in Pounds Sterling.
     Hedging activities. Our pricing of fabricated aluminum products, as discussed above, is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to our customers. However, in certain instances we do enter into firm price arrangements and incur price risk on our anticipated primary aluminum purchases in respect of customer orders. As such, whenever our Fabricated Products segment enters into a firm price customer contract, our Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in our Hedging business unit under All Other. Results from internal hedging activities between our Fabricated Products segment and Hedging business unit eliminate in consolidation. We use third party hedging instruments to limit exposure to Fabricated Products firm metal-price risks, which may have an adverse effect on our financial position, results of operations and cash flows.
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
     The table below provides a detail of operating income (in millions of dollars) from our Hedging business unit for the quarters and nine month periods ended September 30, 2010 and September 30, 2009:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Internal hedging with Fabricated Products[1]	$0.8	$5.9	$2.7	$39.6
Derivative settlements — Pound Sterling[2]	—	(2.7)	—	(12.2)
Derivative settlements — External metal hedging[2]	(0.9)	(7.2)	(2.6)	(20.7)
Mark-to-market gains on derivative instruments[2]	17.1	24.5	1.1	44.0

	$17.0	$20.5	$1.2	$50.7

[1]	Eliminates in consolidation.

[2]	Impacted by positions and market prices.
     Corporate and Other Activities. Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units. The table below presents non-run-rate items within the Corporate and Other business unit, operating loss and operating loss excluding non-run-rate items (in millions of dollars) for the quarters and nine month periods ended September 30, 2010 and September 30, 2009:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating expense	$(9.7)	$(11.4)	$(31.3)	$(33.0)
Impact to operating expense of non-run-rate items:

VEBA net periodic benefit cost	0.4	1.3	1.3	4.0
Restructuring charges	—	—	—	0.9
Environmental expense	0.5	—	0.5	—
Other operating charges (benefits)	—	—	0.1	(0.9)

Total non-run-rate items	0.9	1.3	1.9	4.0

Operating expense excluding non-run-rate	$(8.8)	$(10.1)	$(29.4)	$(29.0)

     Corporate operating expenses excluding non-run-rate items for the quarter ended September 30, 2010 were $1.3 million lower than such expenses for the comparable period in 2009. The decrease reflects primarily a $1.1 million decrease in non-cash stock compensation expense relating to our long-term incentive programs due to the vesting of certain employee equity awards.
     Corporate operating expenses excluding non-run-rate items for the nine months ended September 30, 2010 were $0.4 million higher than such expenses for the comparable period in 2009. The increase reflects primarily (i) a $1.5 million increase in discontinued operations workers’ compensation expense as a result of changes in estimated incurred but not reported expense and (ii) a $3.0 million increase in employee compensation expense relating to our short-term incentive program and other benefit programs, partially offset by (i) a $3.4 million decrease in non-cash stock compensation expense relating to our long-term incentive programs due to the vesting of certain employee equity awards and (ii) a decrease of $0.8 million in professional fees for tax related services and consulting services.
Liquidity and Capital Resources
Summary
     During the first quarter 2010, we implemented a new debt structure, comprised of a $200.0 million credit facility (the “Revolving Credit Facility”) and $175.0 million aggregate principal amount of the Notes, to further enhance our financial strength and flexibility. The primary objectives of our financing strategy were to extend the maturity of the previously existing revolving credit facility beyond the July 2011 expiration date, provide more flexible terms and conditions, and more efficiently utilize our assets to collateralize existing and future financing requirements. In connection with the elimination of property, plant and equipment as collateral for the Revolving Credit Facility and the corresponding reduction in revolver commitment and borrowing availability, we arranged funded debt through a private offering of the Notes, which have a five year maturity. We believe the convertible debt market provided desired covenant flexibility, an appropriate issuance size and amount of balance sheet leverage, and a reasonable cost of financing. As a result, we believe we have enhanced our liquidity and financial flexibility to continue to support our ongoing business needs and longer term strategic growth objectives.
     Cash and cash equivalents were $143.7 million at September 30, 2010, up from $30.3 million at December 31, 2009. The increase in cash and cash equivalents during the nine months ended September 30, 2010 is primarily driven by the issuance of the Notes, resulting in $169.2 million of net proceeds after deducting the initial purchasers’ discounts and transaction fees and expenses (see “Sources of Liquidity” below). Cash equivalents consist primarily of money market accounts, investments with an original maturity of three months or less when purchased, and other highly liquid investments. We place our cash in money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. We have not experienced losses on our temporary cash investments.
     In connection with the issuance of the Notes, we paid $31.4 million to several financial institutions (the “Option Counterparties”) to purchase the Call Options, which relate to our common stock, and received $14.3 million for issuing to the Option Counterparties net-share-settled warrants relating to approximately 3.6 million shares of our common stock (the “Warrants”). In addition, concurrent with the issuance of the Notes, we re-purchased approximately 1.2 million shares of our common stock for $44.2 million. These financing transactions contributed to a $107.9 million net increase to cash and cash equivalents during the quarter ended March 31, 2010 (see Cash Flows below for further detail regarding our cash flows for the nine month periods ended September 30, 2010 and September 30, 2009 by segment).
     In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged as collateral at September 30, 2010 for certain letters of credit, or restricted to use for workers’ compensation requirements and certain agreements. Short-term restricted cash, which is included in Prepaid expenses and other current assets, totaled $0.9 million at both September 30, 2010 and December 31, 2009. Long-term restricted cash, which is included in Other Assets, was $16.3 million at September 30, 2010 and $17.4 million at December 31, 2009.

     At September 30, 2010, there were no borrowings under our Revolving Credit Facility. At December 31, 2009, there were no borrowings under our previously existing revolving credit facility.
Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for the nine month periods ended September 30, 2010 and September 30, 2009 (in millions of dollars):

	Nine Months Ended
	September 30,
	2010	2009
Total cash provided by (used in):
Operating activities:
Fabricated Products	$83.8	$123.0
All Other	(18.5)	(3.8)

	$65.3	$119.2

Investing activities:
Fabricated Products	$(42.6)	$(50.3)
All Other	0.2	17.4

	$(42.4)	$(32.9)

Financing activities:
All Other	$90.5	$(51.9)

	$90.5	$(51.9)

Operating Activities
     Fabricated Products — During the nine months ended September 30, 2010, Fabricated Products segment operating activities provided $83.8 million of cash, as compared to $123.0 million of cash provided in the nine months ended September 30, 2009. Cash provided in the nine months ended September 30, 2010 was primarily related to operating income, as adjusted to exclude net non-cash items, of $88.4 million, an increase in accounts payables of $5.6 million and cash flows from significant changes in long-term assets and liabilities of $10.6 million which primarily represents cash received during the period from customers in advance of periods for which performance is completed. The foregoing cash inflows were partially offset by an increase in inventory of $31.8 million and an increase in accounts receivables of $4.6 million. Cash provided by the Fabricated Products segment in the nine months ended September 30, 2009 was primarily related to decreases in working capital and secondarily to operating income.
     All Other — Cash used in operations in All Other is comprised of (i) cash provided (used) from Anglesey related operating activities, (ii) cash provided by (used in) hedging activities and (iii) cash used in corporate and other activities.
     Anglesey-related activities provided $7.5 million of cash in the nine months ended September 30, 2010, while Anglesey related activities used $5.2 million of cash in the nine months ended September 30, 2009. Operating cash flow for the nine months ended September 30, 2010 was related to changes in working capital. Operating cash flow for the nine months ended September 30, 2009 was comprised of operating income from Anglesey-related activities and changes in working capital.
     Hedging related activities provided $4.4 million of cash during the nine months ended September 30, 2010 and $24.9 million of cash during the nine months ended September 30, 2009. Cash provided by our Hedging business unit is related to realized hedging gains and losses on our derivative positions and is affected by the timing of settlement of such positions.
     Corporate and other operating activities used $30.4 million and $33.9 million of cash during the nine month periods ended September 30, 2010 and September 30, 2009, respectively. Cash outflow from Corporate and other operating activities in the nine months ended September 30, 2010 consisted primarily of $2.8 million of annual VEBA contribution, payment of $2.7 million in relation to our short-term incentive program and payments in respect of cash general and administrative costs. Cash outflow from Corporate and other operating activities in the nine months ended September 30, 2009 consisted primarily of $4.9 million of annual VEBA contribution, payment of $5.1 million in relation to our short-term incentive program and payments in respect of cash general and administrative costs.

Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products was $42.6 million in the nine months ended September 30, 2010, compared to $50.3 million of cash used in the nine months ended September 30, 2009. Cash used in investing activities in the nine month periods ended September 30, 2010 consisted of cash outflow of (i) $34.0 million for capital expenditures, (ii) $9.0 million for the acquisition of the manufacturing facility and related assets of Nichols and (iii) $4.4 million for the purchase available for sale securities in connection with our deferred compensation plan, partially offset by cash inflow of $4.8 million for the sale of our Greenwood, South Carolina facility. Cash used in investing activities in the nine months ended September 30, 2009 was primarily related to our capital expenditures. See “Capital Expenditures” below for additional information.
     All Other — Investing activities in All Other is generally related to activities in restricted cash and capital expenditures within the Corporate and Other business unit. We have restricted cash on deposit as financial assurance for certain environmental obligations and workers’ compensation claims from the State of Washington. Cash provided in investing activities in the nine months ended September 30, 2010 is comprised of a return of $1.1 million of restricted cash to us relating to workers’ compensation deposit, partially offset by $0.9 million of capital expenditures. Cash generated from investing activities in All Other in the nine months ended September 30, 2009 is related to return of a portion of restricted cash related to margin deposit posted with our derivative counterparties to support derivative hedging transactions at December 31, 2008.
Financing Activities
     All Other — Cash provided by financing activities in the nine months ended September 30, 2010 was $90.5 million. The cash inflow was primarily related to the issuance of the Notes and related transactions. We received $169.2 million of net proceeds from the Notes after deducting the initial purchasers’ discounts and transaction fees and fees and expenses of $5.8 million. In connection with the issuance of the Notes, we paid $31.4 million to Option Counterparties to purchase the Call Options and received $14.3 million for issuing the Warrants. In addition, we used $44.2 million of the net proceeds from the Notes transaction to repurchase approximately 1.2 million shares of our common stock. In addition to the financing transactions relating to the Notes, during the nine months ended September 30, 2010, we also paid $14.3 million in cash dividends and dividend equivalents to our stockholders and holders of restricted stock, restricted stock units and performance shares and paid $0.4 million in principal and interest on the promissory note issued to Nichols.
     Cash used in financing activities in the nine months ended September 30, 2009 was $51.9 million. The cash outflow was primarily related to the repayment of $36.0 million of net borrowings under our previously existing revolving credit facility and the payment of $14.7 million in cash dividends and dividend equivalents to our stockholders and holders of restricted stock, restricted stock units and performance shares.
Sources of Liquidity
     Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and borrowing availability under our Revolving Credit Facility. We believe that funds generated from the expected results of operations, together with available cash and cash equivalents and borrowing availability under our Revolving Credit Facility, will be sufficient to finance our cash requirements, including those associated with our existing expansion plans and strategic initiatives, for at least the next 12 months. However, there can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our Revolving Credit Facility.
     We may in the future consider additional expansion plans and strategic initiatives, including acquisitions, that could require us to raise additional funds through debt or equity financing. The timing and amount of such financing requirements, if any, will depend on a number of factors, including our ability to identify suitable investments or acquisitions. Even if we are able to identify such investments or acquisitions, there can be no assurance that the necessary financing will be available to us on acceptable terms or at all.
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

     Amounts owed under the Revolving Credit Facility may be accelerated for payment upon the occurrence of various events of default, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth in the Revolving Credit Facility. The Revolving Credit Facility places limitations on the ability of us and certain of our subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, we are required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1 to 1.0 if certain minimum availability thresholds are not met, as specified in the Revolving Credit Facility.
     The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of us and our domestic operating subsidiaries. At September 30, 2010, we were in compliance with all covenants contained in the Revolving Credit Facility.
     At September 30, 2010, based on the borrowing base determination in effect as of that date, we had $167.1 million available under the Revolving Credit Facility, of which $9.9 million was being used to support outstanding letters of credit, leaving $157.2 million of availability. There were no borrowings under the Revolving Credit Facility at September 30, 2010 or during the quarter ended September 30, 2010.
     As of the filing date of this Report, based on the borrowing base determination, we had $164.1 million available under the Revolving Credit Facility, of which $9.9 million was being used to support outstanding letters of credit, leaving $154.2 million of availability. There were no borrowings under the Revolving Credit Facility at October 22, 2010.
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
     The Notes are not convertible into shares of our common stock or into any other securities under any circumstances. Instead, upon the conversion of the Notes, we will pay an amount of cash based on the market value of our common stock at that time and an initial conversion rate equal to 20.6949 shares of our common stock per $1,000 principal amount of the Notes (which is equal to a conversion price of approximately $48.32 per share, representing a 26% conversion premium over the closing price of $38.35 per share of our common stock on March 23, 2010), subject to adjustment, based on the occurrence of certain events, including, but not limited to, (i) the issuance of certain dividends on our common stock, (ii) the issuance of certain rights, options or warrants, (iii) the effectuation of share splits of combinations, (iv) certain distributions of property and (v) certain issuer tender or exchange offers as described in the Indenture. Holders may convert their notes into cash before January 1, 2015, only in certain circumstances determined by (i) the market price of our common stock, (ii) the trading price of the Notes or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on or after January 1, 2015 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. The Notes are subject to repurchase by us at the option of the holders following a fundamental change, as defined in the indenture governing the Notes, including, but not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) approval of any plan or proposal for the liquidation, or dissolution of our company, and (iv) our common stock ceasing to be listed on any of The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest up to the fundamental change repurchase date. We may not redeem the Notes.
     The indenture governing the Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal amount of all the Notes, and the interest accrued on the Notes, to be immediately due and payable.
     To reduce the potential financial risk associated with the conversion feature of the Notes, on March 23 and March 26, 2010, we entered into convertible note hedge transactions to purchase the Call Options from the Option Counterparties. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. The convertible note hedge transactions are expected to generally reduce our exposure to potential cash payments in excess of the principal amount of the Notes that we may be required to make upon the conversion of the Notes. Upon the exercise of the Call Options, the Company will be entitled to receive from the Option Counterparties amounts of cash generally based on the amount by which the market price per share of the Company’s common stock, as measured under the terms of the Call Options, is greater than the exercise price of the Call

Options (which is initially equal to the initial conversion price of the Notes of $48.32 per share of our common stock) during the relevant valuation period under the Call Options.
     On March 23 and March 26, 2010, we also entered into warrant transactions to sell the Option Counterparties the Warrants. The Warrants will expire on July 1, 2015. The Option Counterparties paid an aggregate amount of approximately $14.3 million to us for the Warrants. If the market price per share of our common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants (which is initially equal to $61.36, representing 160% of the closing price of $38.35 per share of our common stock on March 23, 2010), we will issue the Option Counterparties shares of our common stock having a value equal to such excess, as measured under the terms of the Warrants.
     The Call Options and the Warrants are separate transactions, are not part of the terms of the Notes and do not change a holder’s rights under the Notes.
     In connection with our acquisition of the manufacturing facility and related assets of Nichols on August 9, 2010, a promissory note in the amount of $6.7 million (“Nichols Promissory Note”) was issued to Nichols as a part of the consideration paid. The Nichols Promissory Note bears interest at a rate of 7.5% per annum. Accrued but unpaid interest is due quarterly through maturity of the note on August 9, 2015, with the first such payment having been made on September 30, 2010. We have the option to repay all or a portion of the promissory note at any time prior to the maturity date. Principal payments on the note are due in equal quarterly installments, with the first such payment having been made on September 30, 2010. The Nichols Promissory Note is secured by certain real property and equipment included in the assets acquired from Nichols. The current portion of the Nichols Promissory Note was $1.3 million on September 30, 2010.
     As of September 30, 2010, we also had a $7.0 outstanding promissory note (the “LA Promissory Note”) in connection with our purchase of the previously leased land and buildings associated with our Los Angeles, California facility, in December 2008. Interest is payable on the unpaid principal balance of the LA Promissory Note monthly in arrears at the prime rate, as defined in the LA Promissory Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on January 1, 2012 and the remaining $3.5 will be due on January 1, 2013. The LA Promissory Note is secured by a deed of trust on the property. The interest rate applicable to the LA Promissory Note was 4.75% at September 30, 2010.
Capital Expenditures and Investments
     Capital Expenditures. A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. The following table presents our capital expenditures for the nine month periods ended September 30, 2010 and September 30, 2009 (in millions of dollars):

	Nine Months Ended
	September 30,
	2010	2009
Kalamazoo, Michigan facility[1]	$24.0	$38.4
Other[2]	6.2	9.4
Change in accounts payable associated with capital expenditures	4.7	3.2

Total capital expenditures, net of change in accounts payable	$34.9	$51.0

[1]	The Kalamazoo, Michigan facility is equipped with two extrusion presses and a remelt operation. We expect that it will significantly improve the capabilities and efficiencies of our rod and bar operations, enhance the market position of such products, and be a platform to enable further extruded product growth for automotive applications. This investment program is expected to be substantially complete in late 2010. We estimate that $25 million to $30 million will be incurred in connection with this investment program during 2010.

[2]	Other capital spending was spread among most of our manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security.
     Total capital expenditures and investments for Fabricated Products are currently expected to be in the $40 million to $50 million range for all of 2010 and are expected to be funded using cash generated from operations, available cash and cash equivalents, or borrowings under the Revolving Credit Facility or other third-party financing arrangements.

     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing or success of any such expenditures.
     Investments. On August 9, 2010, we completed the acquisition of the manufacturing facility and related assets of Nichols, located in Florence, Alabama, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications. The acquired assets have been integrated into and complement the existing assets of our Fabricated Products segment. Consideration for the purchase consisted of (i) $9.0 million in cash, (ii) $6.7 million in a promissory note to Nichols, and (iii) the assumption of certain liabilities totaling approximately $2.1 million.
     On October 12, 2010, we entered into a definitive agreement to purchase substantially all of the assets and to assume substantially all of the liabilities of Alexco, a manufacturer of hard alloy extrusions for the aerospace industry based in Chandler, Arizona. The acquisition is intended to complement our current offering of sheet, plate, cold finish and drawn tube products in our Fabricated Products segment. The transaction is anticipated to close in December, 2010, subject to satisfaction of closing conditions, including receipt of third party consents. We intend to fund the purchase price of approximately $90 million with existing cash on hand.
Dividends
     During the nine months ended September 30, 2010, we paid a total of $14.3 million, or $0.72 per common share, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and the holders of performance shares with respect to approximately half of the performance shares.
     On October 11, 2010, we announced that our Board of Directors had approved the declaration of a quarterly cash dividend of $0.24 per common share payable on November 15, 2010 to stockholders of record at the close of business on October 22, 2010.
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
Stock Repurchase Plan
     During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $75.0 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. As of September 30, 2010, $46.9 million remained available for repurchases under the existing repurchase authorization.
     During the first quarter of 2010, pursuant to a separate authorization from our Board of Directors, we repurchased $44.2 million, or approximately 1.2 million shares of our outstanding common stock, in privately negotiated, off-market transactions with purchasers of the Notes.
     Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income upon the vesting of restricted stock or restricted stock units. When we withhold these shares, we are to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended June 30, 2010, we withheld 9,984 shares of common stock to satisfy tax withholding obligations. All such shares were withheld and cancelled by us on the applicable vesting dates or dates on which income was recognized, and the number of shares withheld was determined based on the closing price per common share as reported by Nasdaq Stock Market, LLC on such dates.
Restrictions Related to Equity Capital
     As discussed in Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, there are restrictions on the transfer of our common shares. Additionally, our Revolving Credit Facility places limitations on our ability to repurchase our common stock and to pay dividends (see Sources of Liquidity above).

Environmental Commitments and Contingencies
     We are subject to a number of environmental laws and regulations, fines or penalties assessed for alleged breaches of the environmental laws and regulations, and claims and litigation based upon such laws and regulations. We have established procedures for regularly evaluating environmental loss contingencies, including those arising from environmental reviews and investigations and any other environmental remediation or compliance matters. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and our assessment of the likely remediation actions to be taken.
     During the third quarter of 2010, we increased our environmental accruals in connection with our submission of a draft feasibility study to the State of Washington on September 8, 2010 (the “Feasibility Study”). The draft Feasibility Study included recommendations for alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington and plans for remediation for the next 30 years. Based on the draft Feasibility Study and our evaluation of other existing historical environmental matters at the Trentwood facility and certain other locations owned or operated by us, we increased our environmental accruals by $13.6 million during the quarter ended September 30, 2010, to a total environmental reserve of $20.6 million at September 30, 2010, primarily to reflect anticipated expenditures included in the draft Feasibility Study for the next 30 years at or near the current level of expenditures incurred in connection with ongoing efforts to address the historical issues at the Trentwood facility. Of the total environmental reserve, $18.6 million is related to our Trentwood facility in Spokane, Washington. We expect that these remediation actions will be taken over the next 30 years and estimate that expenditures to be charged to these environmental accruals will be approximately $0.5 million in 2010, $1.1 million in 2011, $1.0 million in 2012, $3.2 million in 2013, and $14.8 million in 2014 and years thereafter through the balance of the 30 year period. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before the final consent decree is issued. We expect the consent decree to be issued in 2012.
     As additional facts are developed, feasibility studies at various locations are completed, definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, and alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. We believe that it is reasonably possible that changes in various factors and our assumptions, including the effectiveness of our recommended remediation alternatives, the completion of the review of our draft Feasibility Study and resulting clean-up action plan expected to become part of a consent decree, and the nature of the costs identified in the draft Feasibility Study could cause the undiscounted costs associated with these environmental matters, again primarily in connection with our ongoing efforts to address the historical use of oils containing PCBs at our Trentwood facility, to exceed current accruals by amounts that could be, in the aggregate, up to an estimated $23.8 million.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
     During the nine months ended September 30, 2010, we granted additional stock-based awards to certain members of management under our stock-based long term incentive plan in connection with our 2010 compensation program (see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
     During the quarter ended March 31, 2010, we also issued the Notes and the Warrants, and purchased the Call Options (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). As of September 30, 2010, the Notes were not convertible. We do not expect the Notes to be converted by investors until close to their maturity date, if at all. It is possible that the Notes could be converted prior to their maturity date if, for example, a holder perceives (and market data validates the perception) the market for the Notes to be weaker than the market for the common stock. Upon an investor’s election to convert, we are required to pay the conversion value in cash. We expect that any payment above the principal amount would be effectively offset by payments we would be entitled to receive from exercise of the Call Options.
     On October 12, 2010, we entered into a definitive agreement to purchase substantially all of the assets of Alexco, a manufacturer of hard alloy extrusions for the aerospace industry based in Chandler, Arizona, for approximately $90 million. In connection with the purchase transaction, we will also assume substantially all of Alexco’s liabilities. The acquisition is intended to complement our current offering of sheet, plate, cold finish and drawn tube products in our Fabricated Products segment. The transaction is anticipated to close in December, 2010, subject to satisfaction of closing conditions, including receipt of third party consents. We intend to fund the purchase with existing cash on hand.
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
     Notes and Call Options. At September 30, 2010, the Notes and the related Call Options were outstanding. The cash conversion feature of the Notes and the Call Options are accounted for as derivative instruments. We measure the value of the cash conversion feature as the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. We value the Notes based on the trading price of the Notes and we value the Notes without the cash conversion feature based on the present value of the series of fixed income cash flows under the Notes, with a mandatory redemption in 2015. We value the Call Options using a binomial lattice valuation model. Significant inputs to the model are our stock price, risk-free rate, credit spread, dividend yield, expected volatility of our stock price, and probability of certain corporate events, all of which are observable inputs by market participants. Our estimates of fair value of the cash conversion feature of the Notes and the Call Options contain uncertainties given the difficulty predicting factors such as the expected volatility of our stock price and the probability of certain corporate events. An increase in the expected volatility of our stock price would cause the estimated fair values of the cash conversion feature and the Call Options to increase; conversely, a decrease in the expected volatility of our stock price would cause the estimated fair values of the cash conversion feature and the Call Options to decrease. However, we do not expect the net change in the fair value of these derivatives to have a material impact to our financial statements, over time.
     Acquisition, Goodwill and Intangible Assets. In connection with the acquisition of the manufacturing facility and related assets of Nichols, we accounted for the acquisition using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. We recognize goodwill as of the acquisition date, as a residual over the fair values of the identifiable net assets acquired. Goodwill is tested for impairment at least on an annual basis, as well as on an interim basis as warranted, at the time of events and changes in circumstances.
     Intangible assets acquired will be amortized over the estimated useful lives of the respective assets, to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets will be reviewed for impairment. The weighted average estimated useful life of our intangible assets is approximately 18 years, as of the filing of this Report.
     The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can significantly impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows. As the determination of an asset’s fair value and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
     Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009. With the exception of our judgments and estimates in respect of: (i) the Notes and the related derivatives and (ii) acquisition-related accounting, each of which is discussed above, there has been no material change in our critical accounting estimates since the end of fiscal 2009. Changes to our significant accounting policies since the end of fiscal 2009 are discussed in Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
     Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 14 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Information” of this Report, we have historically utilized hedging transactions to lock-in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in foreign currency exchange rates and energy prices.
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
     Our pricing of fabricated aluminum products is generally intended to lock-in a conversion margin (representing the value added from the fabrication process(es)), and to pass metal price risk onto customers. However, in certain instances, we do enter into firm price arrangements and incur price risk on anticipated aluminum purchases in respect of customer orders. We use third party hedging instruments to limit exposure to primary aluminum price risks related to substantially all fabricated products firm price arrangements, which may have an adverse effect on our financial position, results of operations and cash flows.
     Total fabricated products shipments during the nine month periods ended September 30, 2010 and September 30, 2009 for which we had price risk were (in millions of pounds) 72.3 and 128.7, respectively. At September 30, 2010, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2010, for 2011 and for 2012 and thereafter totaling approximately (in millions of pounds): 32.3, 84.8 and 14.2, respectively.
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
     We, from time-to-time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of September 30, 2010, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 93% of the expected natural gas purchases for the remainder of 2010, approximately 88% of the expected natural gas purchases for 2011 and approximately 57% of the expected natural gas purchases for 2012.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3.   Defaults Upon Senior Securities.
     None.

Item 4.   [Removed and Reserved.]
Item 5.   Other Information.
     None.
Item 6.   Exhibits.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS **	XBRL Instance

* 101.SCH **	XBRL Taxonomy Extension Schema

* 101.CAL **	XBRL Taxonomy Extension Calculation

* 101.DEF **	XBRL Taxonomy Extension Definition

* 101.LAB **	XBRL Taxonomy Extension Label

* 101.PRE **	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	As provided in rule 406T of Regulation S-T, XBRL information is furnished and not filed for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Date: October 27, 2010	Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS **	XBRL Instance

* 101.SCH **	XBRL Taxonomy Extension Schema

* 101.CAL **	XBRL Taxonomy Extension Calculation

* 101.DEF **	XBRL Taxonomy Extension Definition

* 101.LAB **	XBRL Taxonomy Extension Labels

* 101.PRE **	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, XBRL information is furnished and not filed for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.