Form 10-K
period 2010-12-31
KAISER ALUMINUM CORP
filed 2011-02-22
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $0.5 billion.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of February 16, 2011, there were 19,214,451 shares of common stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2011 annual meeting of stockholders are incorporated by reference into Part III of this Report on Form 10-K.

PART I
Item 1. Business
Forward-Looking Statements
     This Annual Report on Form 10-K (“Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report, including this Item 1. “Business — Business Operations,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates,” or the negative of the foregoing or other variations or comparable terminology, or by discussions of strategy.
     Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions, including cyclicality and other conditions in the aerospace and other end market segments we serve; developments in technology; new or modified statutory or regulatory requirements; changing prices and market conditions; and other factors discussed in Item 1A. “Risk Factors” and elsewhere in this Report.
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
Business Overview
     Founded in 1946, Kaiser Aluminum Corporation’s primary line of business is the production of semi-fabricated specialty aluminum products. We also own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales.
     Our operations consist of one reportable segment in the aluminum industry, Fabricated Products. In addition to the Fabricated Products segment, we also have three other business units, which consist of Secondary Aluminum, Hedging, and Corporate and Other. The Secondary Aluminum business unit sells value added products such as ingot and billet, produced from Anglesey, for which we receive a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities primarily in respect of our exposure to metal-price risks related to our firm price customer sales contracts. Our Corporate and Other business unit provides general and administrative support for our operations. For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat the Fabricated Products segment as its own reportable segment. We combine the three other business units, Secondary Aluminum, Hedging and the Corporate and Other, into one category, which we refer to as All Other. All Other is not considered a reportable segment (see “Business Operations” below).
     At December 31, 2010, our Fabricated Products segment operated 10 focused production facilities in the United States and one in Canada. Through these facilities we manufacture rolled, extruded, and drawn aluminum products to strategically serve four end market segments: aerospace and high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products), extrusions for automotive applications (which we refer to as Automotive Extrusions), and other industrial products (which we refer to as Other products). See “Business Operations — Fabricated Products Segment” below for additional information. In 2010, we produced and shipped approximately 514.2 million pounds of semi-fabricated aluminum products from these facilities, which comprised effectively all of our consolidated net sales of approximately $1.1 billion.
     We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal distributors. In our served markets, we seek to be the supplier of choice by pursuing “Best in Class” customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of the tools of Lean manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain, and deliver “Best in Class” customer service through consistent, on-time delivery of superior quality products on short lead times. We strive to tightly integrate the management of the operations within our Fabricated Products segment across multiple production facilities, product lines and target markets in order to maximize the efficiency of product flow to our customers.
     In 2005, in order to capitalize on the significant growth in market demand for high quality heat treat aluminum plate products for Aero/HS products, we began a major expansion at our Trentwood facility in Spokane, Washington. This expansion project was completed in late 2008. With a total capital investment of approximately $139 million, the Trentwood expansion significantly increased our aluminum plate production capacity and enabled us to produce thicker gauge aluminum plate.
     In 2007, we commenced an investment program in our rod, bar and tube value stream consisting primarily of a casting and extrusion facility in Kalamazoo, Michigan. This investment was substantially complete by the end of 2010. The Kalamazoo, Michigan facility is equipped with two extrusion presses and a remelt operation. Through this investment, we expect to significantly improve the capabilities and efficiencies of our rod and bar operations, enhance the market position of our rod and bar products. In addition, the investment provides capacity for future growth in extrusion applications.
     In 2008, we announced plans to close operations at our Tulsa, Oklahoma facility and curtail operations at our Bellwood, Virginia facility due to deteriorating economic and market conditions. Both facilities produced extruded rod and bar products sold principally to distributors for general engineering applications. The Tulsa, Oklahoma facility was closed in December 2008. In May 2009, we announced plans to further curtail operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products. We also reduced personnel in other locations during the second quarter of 2009 to streamline costs. The restructuring efforts initiated in 2008 and early 2009 were substantially completed by the end of 2009.
     In 2010, we pursued two strategic acquisitions to provide complementary products to our sheet, plate, cold finish and drawn tube products, primarily for aerospace applications. On August 9, 2010, we acquired the Florence, Alabama manufacturing facility, and related assets of Nichols Wire, Incorporated (“Nichols”), which manufactures bare mechanical alloy wire products, nails and aluminum rod and expands our offerings of small diameter rod, bar and wire products to our core end market segments for aerospace, general engineering and automotive applications. On October 12, 2010, we entered into an agreement to purchase the manufacturing facility in Chandler, Arizona (the “Chandler, Arizona (Extrusion) facility”), and related assets, of Alexco, L.L.C. (“Alexco”), which manufactures hard alloy extrusions for the aerospace industry. The Chandler, Arizona (Extrusion) facility is a well-established supplier of aerospace extrusions, and the acquisition positions us in a significant market segment that provides a natural complement to our product offerings for aerospace applications. The transaction closed effective on January 1, 2011.
Business Operations
     Fabricated Products Segment
Overview
     Our Fabricated Products segment produces rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market segment applications. As indicated above, the Fabricated Products segment focuses on products that strategically serve four end market segments, more particularly Aero/HS products, GE products, Automotive Extrusions and Other products. During 2010, 2009 and 2008, our North American fabricated products manufacturing facilities produced and shipped approximately 514, 429 and 559 million pounds of fabricated aluminum products, respectively, which accounted for approximately 100%, 91% and 89% of our total net sales for 2010, 2009 and 2008, respectively.
Types of Products Produced
     We have strategically chosen end market segments that allow us to utilize our core metallurgical capabilities to create value added products in markets that present opportunities for sales growth and premium pricing of differentiated products. The market for aluminum fabricated mill products is broadly defined to include flat-rolled, extruded, drawn, forged and cast aluminum products, used in a variety of end market applications. We participate in certain portions of the markets for flat-rolled, and extruded/drawn products, focusing on highly engineered products for aerospace/high strength, general engineering, automotive and other industrial end market applications.

     The table below provides shipment, sales and value added revenue information (in millions of dollars except for shipment information) for our end market applications:

	Years Ended
	December 31,
	2010		2009		2008
Shipments (mm lbs):
Aero/HS Products	158.9	31%	144.8	34%	157.7	28%
GE Products	217.4	42%	189.0	44%	258.1	46%
Automotive Extrusions	54.2	11%	36.2	8%	50.2	9%
Other Products	83.7	16%	58.5	14%	92.5	17%

	514.2	100%	428.5	100%	558.5	100%

Sales:
Aero/HS Products	$467.6	43%	$415.5	46%	$510.3	38%
GE Products	394.8	37%	327.1	36%	549.9	41%
Automotive Extrusions	98.7	9%	65.8	7%	104.6	8%
Other Products	117.7	11%	88.7	11%	172.0	13%

	$1,078.8	100%	$897.1	100%	$1,336.8	100%

Value added revenue:
Aero/HS Products	$295.4	53%	$278.0	54%	$323.8	48%
GE Products	174.0	31%	164.7	32%	248.9	37%
Automotive Extrusions	45.6	8%	31.3	6%	41.6	6%
Other Products	40.9	8%	39.4	8%	58.2	9%

	$555.9	100%	$513.4	100%	$672.5	100%
     Aero/HS Products. Our Aero/HS products include high quality heat treat plate and sheet, as well as cold finish bar, seamless drawn tube, hard alloy extrusions, and billet that are manufactured to demanding specifications for the global aerospace and defense industries. These industries use our products in applications that demand high tensile strength, superior fatigue resistance properties and exceptional durability even in harsh environments. For instance, aerospace manufacturers use high-strength alloys for a variety of structures that must perform consistently under extreme variations in temperature and altitude. Our Aero/HS products are used for a wide variety of end uses. We make aluminum plate and tube for aerospace applications, and we manufacture a variety of specialized rod and bar products that are incorporated in diverse applications. The aerospace and defense industries’ consumption of fabricated aluminum products is driven by overall levels of industrial production, airframe build rates, which are cyclical in nature, and defense spending, as well as the potential availability of competing materials such as composites. Demand has increased for thick plate with growth in “monolithic” construction of commercial and other aircraft. In monolithic construction, aluminum plate is heavily machined to form the desired part from a single piece of metal (as opposed to creating parts using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds). Military applications for heat treat plate and sheet include aircraft frames and skins.
     GE Products. GE products consist primarily of standard catalog items sold to large metal distributors. Our GE products consist of 6000-series alloy rod, bar, tube, wire, sheet, plate and standard extrusions. The 6000-series alloy is an extrudable medium-strength alloy that is heat treatable and extremely versatile. Our GE products have a wide range of uses and applications, many of which involve further fabrication of these products for numerous transportation and other industrial end market segment applications where machining of plate, rod and bar is intensive. For example, our products are used in the enhancement of military vehicles such as plating to protect ground vehicles from explosive devices, in the specialized manufacturing process for liquid crystal display screens, and in the vacuum chambers in which semiconductors are made. Our rod and bar products are manufactured into rivets, nails, screws, bolts and parts of machinery and equipment. Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.
     Automotive Extrusions. Auto products consist of extruded aluminum products for many North American automotive applications. Examples of the variety of extruded products that we supply to the automotive industry include extruded products for bumpers and anti-lock braking systems and drawn tube for drive shafts. For some Automotive Extrusions, we perform limited fabrication, including sawing and cutting to length. Demand growth and cyclicality for Automotive Extrusions tend to mirror automotive build rates in North

America. Additional growth for Automotive Extrusions is driven by efforts by automotive manufacturers to reduce the weight of vehicles to improve fuel efficiency by converting applications from steel to aluminum.
     Other Products. Other products consist of extruded and drawn aluminum products for many North American industrial end uses, including consumer durables, electrical/electronic, machinery and equipment, light truck, heavy truck and truck trailer applications. Demand growth and cyclicality for Other products tend to mirror broad economic patterns and industrial activity in North America, with specific individual market segments such as heavy truck and truck trailer applications tracking their respective build rates.
Types of Manufacturing Processes Employed
     We utilize the following manufacturing processes to produce our fabricated products:
     Flat Rolling. The traditional manufacturing process for aluminum flat-rolled products uses ingot, a large rectangular slab of aluminum, as the starter material. The ingot is processed through a series of rolling operations, both hot and cold. Finishing steps may include heat treatment, annealing, coating, stretching, leveling or slitting to achieve the desired metallurgical, dimensional and performance characteristics. Aluminum flat-rolled products are manufactured using a variety of alloy mixtures, a range of tempers (hardness), gauges (thickness) and widths, and various coatings and finishes. Flat-rolled aluminum semi-finished products are generally either sheet (under 0.25 inches in thickness) or plate (up to 15 inches in thickness). The vast majority of the North American market for aluminum flat-rolled products uses “common alloy” material for construction, sheet and plate, beverage/food can, and other applications. However, we have focused our efforts on “heat treat” products, which are distinguished from common alloy products by higher strength and other desired product attributes. The primary end market segments of heat treat flat-rolled sheet and plate are for Aero/HS and GE products.
     Extrusion. The extrusion process typically starts with a cast billet, which is an aluminum cylinder of varying length and diameter. The first step in the process is to heat the billet to an elevated temperature whereby the metal is malleable. The billet is put into an extrusion press and pushed, or extruded, through a die that gives the material the desired two-dimensional cross section. The material is either quenched as it leaves the press, or subjected to a post-extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is then straightened by stretching and cutting to length before being hardened in aging ovens. The largest end market segments for extruded products are in the construction, general engineering and custom products. Building and construction products represent the single largest end market segment for extrusions by a significant amount. However, we have strategically chosen to focus on products for GE and Automotive Extrusions utilizing our well-developed technical expertise, strong production capability and high product quality to meet the requirements of these more demanding applications.
     Drawing. Drawing is a fabrication operation in which extruded tubes and rods are pulled through a die, or drawn. The purpose of drawing is to reduce the diameter and wall thickness while improving physical properties and dimensions. Material may go through multiple drawing steps to achieve the final dimensional specifications. We primarily use drawing in connection with our Aero/HS products.
     A description of the manufacturing processes and category of products at each of our production facilities at December 31, 2010 is shown below:

Location	Manufacturing Process	Types of Products
Chandler, Arizona (Tube)	Extrusion/Drawing	Aero/HS
Florence, Alabama	Drawing	Aero/HS, GE, Other
Jackson, Tennessee	Extrusion/Drawing	Aero/HS, GE
Kalamazoo, Michigan	Extrusion	GE
London, Ontario	Extrusion	Auto, GE
Los Angeles, California	Extrusion	GE, Other
Newark, Ohio	Extrusion/Rod Rolling	Aero/HS, GE
Richland, Washington	Extrusion	GE
Richmond (Bellwood), Virginia	Extrusion/Drawing	Auto, GE
Sherman, Texas	Extrusion	GE, Other
Spokane, Washington	Flat Rolling	Aero/HS, GE
     As reflected by the table above, many of our facilities employ the same basic manufacturing process and produce the same type of products. We make a significant effort to tightly integrate the management of our Fabricated Products business unit across multiple manufacturing locations, product lines, and end market segments to maximize the efficiency of product flow to customers. Purchasing is centralized for a substantial portion of the Fabricated Products business unit’s primary aluminum requirements in order to better manage price, credit and other benefits. Our sales force and the management thereof are also significantly integrated as many customers purchase a number of different products that are produced at different plant facilities. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused on their specific processes and end market segments.
Raw Materials
     We purchase substantially all of the primary aluminum and recycled and scrap aluminum used to make our fabricated products from third-party suppliers. In a majority of the cases, we purchase primary aluminum ingot and recycled and scrap aluminum in varying percentages depending on various market factors including price and availability. The price for primary aluminum purchased for the Fabricated Products business unit is typically based on the Average Midwest Transaction Price (or “Midwest Price”), which from 2008 to 2010, has ranged between approximately $0.04 to $0.06 per pound above the price traded on the London Metal Exchange (or “LME”) depending on primary aluminum supply/demand dynamics in North America. Recycled and scrap aluminum is typically purchased at a modest discount to ingot prices but can require additional processing. In addition to producing fabricated aluminum products for sale to third parties, certain of our production facilities provide one another with billet, log or other intermediate material for production in lieu of purchasing such items from third-party suppliers. For example, our Newark, Ohio facility supplies billet and log to the Jackson, Tennessee and the Florence, Alabama facilities.
Pricing
     The price we pay for primary aluminum, the principal raw material for our fabricated aluminum products business, typically is the Midwest Price, which consists of two components: the price quoted for primary aluminum ingot on the LME and the Midwest transaction premium, a premium to LME reflecting domestic market dynamics as well as the cost of shipping and warehousing. We manage the risk of fluctuations in the price of primary aluminum through a combination of pricing policies, internal hedging and financial derivatives. Our three principal pricing mechanisms are as follows:
•	Spot price. Some of our customers pay a product price that incorporates the spot price of primary aluminum in effect at the time of shipment to a customer. This pricing mechanism typically allows us to pass metal price risk to the customer.
•	Index-based price. Some of our customers pay a product price that incorporates an index-based price for primary aluminum such as Platt’s Midwest price for primary aluminum. This pricing mechanism also typically allows us to pass metal price risk to the customer.
•	Firm price. Some of our customers pay a firm price. We bear the metal price risk on firm-price contracts, which we hedge with financial derivatives. For internal reporting purposes, at the time our Fabricated Products segment enters into a firm price contract, it also enters into an “internal hedge” with the Hedging business unit within All Other, so that metal price risk resides in the Hedging business unit. Results from internal hedging activities between the Fabricated Products segment and the Hedging business unit are eliminated in consolidation.
Sales, Marketing and Distribution
     Industry sales margins for fabricated products fluctuate in response to competitive and market dynamics. Sales are made directly to customers by our sales personnel located in the United States, Canada, Europe, and China, and by independent sales agents in other regions of Asia, Mexico and the Middle East. Our sales and marketing efforts are focused on the markets for Aero/HS products, GE products, Automotive Extrusions, and Other products.
     Aero/HS Products. Approximately 60% of our Aero/HS product shipments are sold to metal distributors with the remainder sold directly to end market segment customers. Sales are made primarily under contracts (with terms spanning from one year to several years) as well as on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and direct sales representatives in Western Europe and China. Key competitive dynamics for Aero/HS products include the level of commercial aircraft construction spending (which in turn is often subject to broader economic cycles) and defense spending.
     GE Products. A substantial majority of our GE products are sold to large metal distributors in North America, with orders primarily consisting of standard catalog type items shipped with a relatively short lead-time. We service this market with a North American sales force focused on GE and Aero/HS products. Key competitive dynamics for GE products include product price, product-line breadth, product quality, delivery performance and customer service.
     Automotive Extrusions. Our Automotive Extrusions are sold primarily to first tier automotive suppliers under annual or medium-term sales contracts. Almost all sales of Automotive Extrusions occur through direct channels using a North American direct sales force that works closely with our technical sales organization. Key demand drivers for our automotive products include the level of

North American light vehicle manufacturing and increased use of aluminum in vehicles in response to increasingly strict governmental standards for fuel efficiency.
     Other Products. Other products are primarily sold directly to industrial end users under medium-term sales contracts. Almost all sales of these products occur through direct channels using a North American direct sales force, often working closely with our technical sales organization. Demand for industrial products is linked to the overall strength of the U.S. industrial economy.
Customers
     In 2010, our Fabricated Products business unit had approximately 680 customers. The largest, Reliance Steel & Aluminum (“Reliance”), and the five largest customers for fabricated products accounted for approximately 23% and 45%, respectively, of our net sales in 2010. The loss of Reliance, as a customer, would have a material adverse effect on us. However, we believe that our relationship with Reliance is good and the risk of loss of Reliance as a customer is remote.
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
     The combination of our research and development work and concurrent product and process development within our production operations has resulted in the creation and delivery of value added Kaiser Select® products.
     All Other
     All Other consists of our Secondary Aluminum, Hedging and Corporate and Other business units.
     Secondary Aluminum. Anglesey operated as a primary aluminum smelter until September 30, 2009 when it fully curtailed its smelting operations due to the expiration of its long-term power contract and its inability to find alternative affordable power to continue operating as a smelter. In the fourth quarter of 2009, Anglesey commenced a remelt and casting operation, purchasing its own material to produce value added secondary aluminum products such as ingot and billet and selling 49% of its output to us. We in turn sell the secondary aluminum products to a third party and receive a portion of a premium over normal commodity market prices. The transactions are structured to largely eliminate our metal price and currency exchange rate risks with respect to income and cash flow related to Anglesey. Because we in substance act as an agent in connection with sales of secondary aluminum produced by Anglesey, our secondary aluminum sales are accounted for net of cost of sales, and we reported zero net sales in 2010. Prior to the fourth quarter of 2009, we accounted for our primary aluminum sales from the smelting operations on a gross basis and such sales represented approximately 9% and 11% of our total net sales for 2009 and 2008, respectively.
     While operating as a primary aluminum smelter, Anglesey produced approximately 260 million and 230 million pounds of primary aluminum in 2008 and the first nine months of 2009, respectively, in the form of billet, rolling ingot and sow for the United Kingdom and European marketplace. We supplied 49% of Anglesey’s alumina requirements and purchased 49% of Anglesey’s aluminum output, which we resold to a single third party at market prices. The price received for sales of production from Anglesey typically approximated the LME price plus a premium (historically up to $0.17 per pound above LME price depending on the product) for sales of value-added products such as billet and rolling ingot. To meet our obligation to sell alumina to Anglesey in proportion to our ownership percentage, we purchased alumina under a contract that provided adequate alumina for operations through September 2009.
     At December 31, 2008, we fully impaired our investment in Anglesey, and in the first half of 2009 we recorded additional impairment charges to maintain our investment balance at zero. During the third quarter of 2009, Anglesey incurred a significant net loss, primarily due to employee redundancy costs incurred in connection with the cessation of its smelting operations. Commencing in the quarter ended September 30, 2009 and continuing through December 31, 2010, we suspended the use of the equity method of accounting with respect to our ownership in Anglesey as we are not obligated to advance any funds to Anglesey, guarantee any obligations of Anglesey, or make any commitments to provide financial support for Anglesey. Accordingly, we did not recognize our share of Anglesey’s net loss for such periods. We will not resume the use of the equity method of accounting with respect to our investment in Anglesey unless or until (i) our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. We do not anticipate the occurrence of such events during the next 12 months.
     Hedging. Our pricing of fabricated aluminum products, discussed above, is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to our customers. However, in certain instances we do enter into firm price arrangements and incur price risk on our anticipated primary aluminum purchases in respect of the customer orders. At the time our Fabricated Products segment enters into a firm price contract, our Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in the Hedging business unit. Results from internal hedging activities between Fabricated Products and Hedging eliminate in consolidation. The Hedging business unit uses third-party hedging instruments to limit exposure to metal-price risks related to firm price customer sales contracts. Total fabricated product shipments for which we were subject to price risk were 97, 163 and 228 (in millions of pounds) during 2010, 2009 and 2008, respectively.
     Through September 30, 2009, the Hedging business unit also conducted hedging activities in respect of our exposure to British Pound Sterling exchange rates relating to Anglesey’s smelting operations.
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
Segment and Geographical Area Financial Information
     The information set forth in Note 16 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report regarding our GAAP reporting segment and geographical areas in which we operate is incorporated herein by reference.
Competition
     The fabricated aluminum industry is highly competitive. We concentrate our fabricating operations on highly engineered products for which we believe we have production capability, technical expertise, high product quality, and geographic and other competitive advantages. We differentiate ourselves from our competition by pursuing “Best in Class” customer satisfaction which is driven by quality, availability, price and service, including delivery performance. Our primary competition in the global heat treated flat-rolled products is Alcoa and Alcan Engineered Products. In the extrusion market, we compete with many regional participants as well as larger companies with national reach such as SAPA, Norsk Hydro and Alcoa. Some of our competitors are substantially larger, have greater financial resources, and may have other strategic advantages, including more efficient technologies or lower raw material costs.
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
     In addition, our fabricated aluminum products compete with products made from other materials, such as steel and composites, for various applications, including aircraft and automotive manufacturing. The willingness of customers to accept substitutions for aluminum and the ability of large customers to exert leverage in the marketplace to reduce the pricing for fabricated aluminum products could adversely affect our results of operations.
     For heat treat plate and sheet products, new competition is limited by technological expertise that only a few companies have developed through significant investment in research and development. Further, use of plate and sheet in safety critical applications make quality and product consistency critical factors. Suppliers must pass a rigorous qualification process to sell to airframe manufacturers. Additionally, significant investment in infrastructure and specialized equipment is required to supply heat treat plate and sheet.
     Barriers to entry are lower for extruded products, mostly due to the lower required investment in equipment. However, the products that we produce are somewhat differentiated from the majority of extruded products sold by competitors. We maintain a competitive advantage by using application engineering and advanced process engineering to distinguish our company and our products. We believe our metallurgical expertise and controlled manufacturing processes enable superior product consistency.
Employees
     At December 31, 2010, we employed approximately 2,300 persons, of which approximately 2,240 were employed in our Fabricated Products segment and approximately 60 were employed in our corporate group, most of whom are located in our offices in Foothill Ranch, California. Effective January 1, 2011, we acquired the Chandler, Arizona (Extrusion) facility and related assets of Alexco and, in connection therewith, hired approximately 170 personnel in our Fabricated Products segment.
     The table below shows each manufacturing and warehouse location, the primary union affiliation, if any, and the expiration date for the current union contracts. As indicated below, union affiliations are with the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL — CIO, CLC (“USW”), International Association of Machinists (“IAM”) and International Brotherhood of Teamsters (“Teamsters”).

Contract
Location	Union	Expiration Date
Chandler, AZ (Tube)	USW	Mar 2012
Chandler, AZ (Extrusion)	Non-union	—
Florence, AL	USW	Mar 2014
Jackson, TN	Non-union	—
Kalamazoo, MI	USW	Feb 2016
London, Ontario	USW Canada	Feb 2012
Los Angeles, CA	Teamsters	May 2012
Newark, OH	USW	Sept 2015
Richland, WA	Non-union	—
Richmond (Bellwood), VA	USW/IAM	Nov 2011
Sherman, TX	IAM	Dec 2013
Spokane, WA	USW	Sept 2015
Plainfield, IL	Teamsters	Apr 2012
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
     During the third quarter of 2010, we increased our environmental accruals in connection with our submission of a draft feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) on September 8, 2010 (the “Feasibility Study”). The draft Feasibility Study included recommendations for a range of alternative remediations to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington which may be implemented over the next 30 years. The draft Feasibility Study indicates a range of viable remedial approaches, but agreement has not yet been reached with the Washington State Ecology on the final remediation approach. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before the final consent decree is issued. We expect the consent decree to be issued in 2012.
     Based on the recommended remediation alternatives in the draft Feasibility Study and other existing historical environmental matters at the Trentwood facility and certain other locations owned or operated by us, we increased our environmental accrual by $13.6 million during the third quarter. Our environmental accrual represents the low end of the range of incremental cost estimates based on proposed alternatives in the draft Feasibility Study, investigational studies and other remediation activities occurring at certain locations owned or operated by us. We expect that these remediation actions will be taken over the next 30 years and estimates that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $1.1 million in 2011, $0.9 million in 2012, $2.7 million in 2013, $0.7 million in 2014, and $14.8 million in 2015 and years thereafter through the balance of the 30 year period.
     As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors may result in revisions to management’s estimates and actual costs exceeding the current environmental accruals. In addition, new laws or regulations, or changes to existing laws and regulations, may be enacted, and the amount that we would have to spend to comply with such new or amended laws and regulations cannot be determined at this time and could have a material impact on our financial position, results of operations and cash flows. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $21.3 million over the next 30 years. It is reasonably possible that our recorded estimate of its obligation may change in the next 12 months.
Legal Structure
Our current corporate structure is summarized as follows:
•	We directly own 100% of the issued and outstanding shares of capital stock of Kaiser Aluminum Investments Company, a Delaware corporation (“KAIC”), which functions as an intermediate holding company.
•	KAIC owns 49% of the ownership interests of Anglesey and 100% of the ownership interests of each of:
•	Kaiser Aluminum Fabricated Products, LLC, a Delaware limited liability company (“KAFP”), which directly holds the assets and liabilities associated with our Fabricated Products business unit (excluding those assets and liabilities associated with our London, Ontario and Chandler, Arizona (Extrusion) facilities and certain of the assets and liabilities associated with our Fabricated Products business unit’s operations in the State of Washington) and owns 100% of the ownership interest of each of:
•	Kaiser Aluminum Washington, LLC, a Delaware limited liability company, which holds certain of the assets and liabilities associated with our Fabricated Products business unit’s operations in the State of Washington; and
•	Kaiser Aluminum Alexco, LLC, a Delaware limited liability company (formerly known as Desert Fabco Acquisition, LLC), which holds the assets and liabilities associated with our Chandler, Arizona (Extrusion) facility;
•	Kaiser Aluminum Canada Limited, an Ontario corporation, which holds the assets and liabilities associated with our London, Ontario facility;
•	DCO Management, LLC (formerly known as Kaiser Aluminum & Chemical Corporation, LLC), a Delaware limited liability company, which, as a successor by merger to Kaiser Aluminum & Chemical Corporation, holds our remaining non-operating assets and liabilities;
•	Kaiser Aluminium International, Inc., a Delaware corporation, which functions primarily as the seller of our products delivered outside the United States;
•	Trochus Insurance Co., Ltd., a corporation formed in Bermuda, which has historically functioned as a captive insurance company; and
•	Kaiser Aluminum France, SAS, a corporation formed in France for the primary purpose of engaging in market development and commercialization and distribution of our products in Western Europe.

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
     In addition to the factors discussed elsewhere in this Report, the risks described below are those which we believe are material to our company. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows as well as the trading price of our common stock.
We have experienced and continue to experience the effects of unprecedented economic uncertainty.
     The U.S. and global economies have recently experienced and continue to experience a period of substantial uncertainty with wide-ranging effects, including:
•	disruption in global financial markets that has at times reduced the liquidity available to us, our customers, our suppliers and the purchasers of products that materially affect demand for our products, including commercial airlines;

•	a weakened banking and financial system that creates ongoing risk and exposure to the impact of non-performance by banks committed to provide financing, hedging counterparties, insurers, customers and suppliers;

•	extreme volatility in commodity prices that can materially impact the results of our hedging strategies, increase near term cash margin requirements, reduce the value of our inventories and borrowing base under our revolving credit facility and result in substantial non-cash charges as we adjust inventory values and mark-to-market our hedge positions;

•	substantial reductions in consumer spending that have reduced the demand for applications that use our products, including commercial aircraft, automobiles, trucks and trailers;

•	destocking of inventory levels throughout the supply chain for certain of our products, which destocking has only recently started to show signs of abating;

•	reduced customer demand under existing contracts resulting in customers limiting purchases to contractual minimum volumes, seeking relief from contractual obligations or breaching those obligations;

•	our inability to achieve the level of growth or other benefits anticipated from our acquisitions and other strategic investments, and the integration of acquired businesses;

•	increases in our costs, including the cost of energy, raw materials and freight costs, which we are unable to pass through to our customers;

•	pressure to reduce defense spending, which reductions could affect demand for our products used in defense applications, as the U.S. and foreign governments are faced with competing national priorities; and

•	the inability to predict with any certainty the effectiveness and long-term impact of economic stimulus plans.
     We are unable to predict the impact, severity and duration of these effects, any of which could have a material adverse impact on our financial position, results of operations and cash flows.
We operate in a highly competitive industry.
     The fabricated products segment of the aluminum industry is highly competitive. Competition in the sale of fabricated aluminum products is based upon quality, availability, price and service, including delivery performance. Many of our competitors are substantially larger than we are and have greater financial resources than we do, and may have other strategic advantages, including aluminum smelting capacity providing a long-term natural hedge that facilitates the offering of fixed price contracts without margin exposure, more efficient technologies or lower raw material costs. Our facilities are located in North America. To the extent that our competitors have or develop production facilities located outside North America, they may be able to produce similar products at a lower cost or sell those products at a lower price during periods when the currency exchange rates favor foreign competition or “dump” those products in violation of existing trade laws. We may not be able to adequately reduce our costs or prices to compete with these products. Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, any one of which could have a material adverse effect on our financial position, results of operations and cash flows.
We depend on a core group of significant customers.
     In 2010, our largest fabricated products customer, Reliance, accounted for approximately 23% of our fabricated products net sales, and our five largest customers accounted for approximately 45% of our fabricated products net sales. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. In addition, a prolonged or increasing downturn in the business or financial condition of any of our significant customers could cause any one or more of them to limit purchases to contractual minimum volumes, seek relief from contractual minimums or breach those obligations, all of which could materially and adversely affect our financial position, results of operations and cash flows.
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
The commercial aerospace industry is cyclical and downturns in the commercial aerospace industry, including downturns resulting from acts of terrorism, could adversely affect our business.
     We derive a significant portion of our revenue from products sold to the aerospace industry, which is highly cyclical and tends to decline in response to overall declines in industrial production. The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of the U.S. and global economies and numerous other factors, including the effects of terrorism. In recent years, a number of major airlines have undergone chapter 11 bankruptcy and experienced financial strain from volatile fuel prices. The aerospace industry also suffered significantly in the wake of the events of September 11, 2001, resulting in a sharp decrease globally in new commercial aircraft deliveries and order cancellations or deferrals by the major airlines. Despite existing backlogs, continued financial uncertainty in the industry, inadequate liquidity of certain airline companies, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.
Reductions in defense spending for aerospace and non-aerospace military applications could substantially reduce demand for our products.
     Our products are used in a wide variety of military applications, including military jets, armored vehicles and ordinance. The funding of U.S. government programs is subject to congressional appropriations. Many of the programs in which we participate may extend several years; however, these programs are normally funded annually. Changes in military strategy and priorities may affect current and future programs. Similarly, there is significant pressure to reduce defense spending as the U.S. and foreign governments are faced with competing national priorities. Reductions in defense spending would reduce the demand for our products and could adversely affect our financial position, results of operations and cash flows.

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
     The demand for our automotive extrusions and many of our general engineering and other industrial products is dependent on the production of cars, light trucks, SUVs, and heavy duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. Production cuts by U.S. manufacturers may adversely affect the demand for our products. Many North American automotive related manufacturers and first tier suppliers are also burdened with substantial structural costs, including pension, healthcare and labor costs, that have resulted in severe financial difficulty, including bankruptcy, for several of them. A worsening of these companies’ financial condition or their bankruptcy could have further serious effects on the conditions of the markets which directly affect the demand of our products. Similarly, a prolonged decline in the demand for new cars, light trucks, SUVs, and heavy duty vehicles and trailers, particularly in the U.S., could have a material adverse effect on our financial position, results of operations and cash flows.
Changes in consumer demand may adversely affect our operations which supply automotive end users.
     Sensitivity to energy costs have resulted in shifts in consumer demand away from motor vehicles that typically have a higher content of the products we have supplied, such as light trucks and SUVs. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have an adverse impact on our financial position, results of operations and cash flows.
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
     Our revolving credit facility contains negative and financial covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on our ability to grant liens, engage in mergers, sell assets, incur debt, engage in different businesses, make investments, pay dividends, and repurchase shares. If we fail to satisfy the covenants set forth in our revolving credit facility or an event of default occurs under the revolving credit facility, we could be prohibited from borrowing. If we cannot borrow under the revolving credit facility, we could be required to seek additional financing, if available, or curtail our operations. Additional financing may not be available on commercially acceptable terms, or at all. If the revolving credit facility is terminated and we do not have sufficient cash on hand to pay any amounts outstanding under the facility or access to additional financing, we could be required to sell assets.
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
     In connection with the issuance of our cash convertible senior notes, we entered into privately negotiated convertible note hedge transactions and warrant transactions. Under the terms of the convertible note hedge transactions, we purchased cash-settled call options relating to shares of our common stock. Under the terms of the warrant transactions, we sold to the option counterparties net-share-settled warrants relating to our common stock.
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
     The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including a bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If one or more of the option counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in volatility of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations, by one of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock and we may be prevented under our revolving credit facility (or any replacement credit facility) from paying the cash amount due upon the conversion of our cash convertible senior notes. We can provide no assurances as to the financial stability or viability of any of the option counterparties.
We depend on our subsidiaries for cash to meet our obligations and pay any dividends.
     We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries’ ability to provide funding will depend on their earnings, the terms of indebtedness from time to time, tax considerations and legal restrictions.
We may not be able to successfully implement our productivity and cost reduction initiatives.
     As the economy and markets for our products move through economic downturns or supply otherwise begins to exceed demand through increases in capacity or reduced demand, it is increasingly important for us to be a low cost producer. Although we have undertaken and expect to continue to undertake productivity and cost reduction initiatives to improve performance, including deployment of company-wide business improvement methodologies, such as our production system, the Kaiser Production System, which involves the integrated utilization of application and advanced process engineering and business improvement methodologies such as Lean manufacturing, Total Productive Manufacturing and Six Sigma, we cannot assure you that all of these initiatives will be completed or beneficial to us or that any estimated cost saving from such activities will be fully realized. Even when we are able to generate new efficiencies successfully in the short- to medium-term, we may not be able to continue to reduce cost and increase productivity over the long term.
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
We do not expect to recognize any future operating results of Anglesey, nor do we expect any future distribution of dividends by Anglesey.
     Anglesey operated as a primary aluminum smelter until fully curtailing smelting operations on September 30, 2009 due to the expiration of its long-term power contract and its inability to find alternative affordable power to continue operating as a smelter. Leading up to Anglesey’s curtailment of smelting operations, we impaired our investment in Anglesey because we believed that our investment in Anglesey would not be recoverable. Anglesey incurred a significant net loss upon the curtailment of smelting operations in the third quarter of 2009. In consideration of that significant net loss, we suspended the use of the equity method of accounting with respect to our ownership in Anglesey during the third quarter of 2009 as we are not obligated to advance any funds to Anglesey, guarantee any obligations of Anglesey, or make any commitments to provide any financial support for Anglesey. Although Anglesey commenced a remelt and casting operation during the fourth quarter 2009, we will not resume the equity method of accounting until we can determine that current or future operating results from Anglesey will be recoverable, and there is no assurance that such operating results will ever be recoverable. The inability to recognize such operating results of Anglesey and the continued lack of dividends received from Anglesey will adversely affect our results of operations and cash flows, relative to our past performance.
We are exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation and other economic factors in the countries in which we operate.
Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates in the countries in which we operate, could affect our revenues, expenses and results of operations. In particular, lower valuation of the U.S. dollar against other currencies, particularly the Canadian dollar and Euro, may affect our profitability as some important raw materials are purchased in other currencies, while products generally are sold in U.S. dollars.
Our ability to keep key management and other personnel in place and our ability to attract management and other personnel may affect our performance.
     We depend on our senior executive officers and other key personnel to run our business, and we design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans. The loss of any of these officers or other key personnel or failure to attract key personnel could materially and adversely affect our succession planning and operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to improve manufacturing operations, conduct research activities successfully or develop marketable products.
Our failure to maintain satisfactory labor relations could adversely affect our business.
     A significant number of our employees are represented by labor unions under labor contracts with varying durations and expiration dates, including labor contracts with the USW, covering seven of our manufacturing locations. Employees represented by labor unions under labor contracts represented approximately 69% of our employees at December 31, 2010. In January 2010, we were successful in renegotiating the terms of a labor contract with the USW covering employees at our manufacturing locations in Newark, Ohio and Spokane, Washington and extending the term of such contract to September 2015. Contracts at seven other manufacturing locations expire in 2011 through 2016. We may not be able to renegotiate or negotiate these or our other labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits that could materially and adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention or result in union-initiated work actions, including strikes or work stoppages, that could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.
Our participation in multi-employer union pension plans may have a material adverse effect on our financial performance.

     We are required to make contributions to multi-employer pension plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits generally are based on a fixed amount for each year of service. Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can impact remaining employers. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.
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
     We have accrued, and will accrue, for costs relating to the above matters that are reasonably expected to be incurred based on available information. However, it is possible that actual costs may differ, perhaps significantly, from the amounts expected or accrued. Similarly, the timing of those expenditures may occur faster than anticipated. These differences could have a material adverse effect on our financial position, results of operations and cash flows. In addition, new laws or regulations or changes to existing laws and regulations may be enacted, including government mandated green initiatives and limitations on carbon emissions, that increase the cost or complexity of compliance. Difference in actual costs, the timing of payments for previously accrued costs and the impact of new or amended laws and regulations may have a material adverse effect on our financial position, results of operations and cash flows.
New governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.
     Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs. Certain of our manufacturing plants use significant amounts of energy, including electricity and natural gas, and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that are likely to be imposed by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. While future emission regulation appears likely, it is too early to predict how this regulation will affect our business, operations or financial results.

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
Our investment and other expansion projects may not be completed or start up as scheduled.
     We are currently engaged in, and have recently completed, various investment and expansion projects. Our ability to complete such projects, and the timing and costs of doing so, are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems, economic conditions and permitting. Additionally, the start up of operations after such projects have been completed can be complicated and costly. If we are unable to fully complete these projects, if the actual costs for these projects exceed our current expectations, or if the start up phase after completion is more complicated than anticipated, our financial position, results of operations and cash flows could be adversely affected.
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
     Due to our size and the nature of our business, we are subject to ongoing reviews by taxing jurisdictions on various tax matters, including challenges to various positions we assert on our income tax and withholding tax returns. We accrue income tax liabilities and tax contingencies based upon our best estimate of the taxes ultimately expected to be paid after considering our knowledge of all relevant facts and circumstances, existing tax laws, our experience with previous audits and settlements, the status of current tax examinations and how the tax authorities view certain issues. Such amounts are included in taxes payable or other non-current liabilities, as appropriate, and updated over time as more information becomes available. We record additional tax expense in the period in which we determine that the recorded tax liability is less than the ultimate assessment we expect. We are currently subject to audit and review in a number of jurisdictions in which we operate, and further audits may commence in the future.
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
     We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2010, we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the Nasdaq Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may be subject to increase in insurance costs, we may not have access to the capital markets, and our stock price may be adversely affected.
We may not be able to adequately protect proprietary rights to our technology.
     Our success will depend in part upon our proprietary technology and processes. Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, these measures may not be adequate particularly in foreign countries where the laws may offer significantly less intellectual property protection than is offered by the laws of the United States. In addition, any attempts to enforce our intellectual property rights, even if successful, could result in costly and prolonged litigation, divert management’s attention and adversely affect our results of operations and cash flows. The unauthorized use of our intellectual property may adversely affect our results of operations as our competitors would be able to utilize such property without having had to incur the costs of developing it, thus potentially reducing our relative profitability. Furthermore, we may be subject to claims that our technology infringes the intellectual property rights of another. Even if without merit, those claims could result in costly and prolonged litigation, divert management’s attention and adversely affect our results of operations and cash flows. In addition, we may be required to enter into licensing agreements in order to continue using technology that is important to our business, or we may be unable to obtain license agreements on acceptable terms, either of which could negatively affect our financial position, results of operations and cash flows.
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
     Under the transfer restrictions in our certificate of incorporation, our 5% stockholders are, in effect, required to seek the approval of, or a determination by, our Board of Directors before they engage in transactions involving our common stock. We could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 5% stockholders in accordance with the transfer restrictions in our certificate of incorporation without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 5% to become 5% stockholders, resulting in those stockholders’ having to seek the approval of, or a determination by, our Board of Directors under our certificate of incorporation before they could engage in future transactions involving our common stock. For example, share repurchases reduce the number of our common shares outstanding and could cause a stockholder holding less than 5% to become a 5% stockholder even though it has not acquired any additional shares.
Our results may fail to meet investor expectations and the trading price of our stock may decline due to a variety of factors beyond our control.
     Our financial and operating results may be significantly below the expectations of public market analysts and investors and the price of our common stock may decline due to the factors beyond our control, including, among others:
•	volatility in the spot market for primary aluminum and energy costs;

•	cyclical aspects impacting demand for our products;

•	changes in the volume, price and mix of the products we sell;

•	non-cash charges including last-in, first-out, or “LIFO”, inventory charges and impairments, lower of cost or market valuation adjustments to inventory, mark-to-market gains and losses related to our derivative transactions and impairments of fixed assets and investments;

•	unanticipated interruptions of our operations including variations in the maintenance needs for our facilities;

•	unanticipated changes in our labor relations and recent changes in employee benefits and healthcare regulations;

•	our annual accruals for variable payment obligations to the Union VEBA and another VEBA that provides benefits for certain other eligible retirees and their surviving spouses and eligible dependents (which we refer to as the “Salaried VEBA”, and, collectively with the Union VEBA, the “VEBAs”); and

•	U.S. and global economic conditions.
Our annual variable payment obligations to the Union VEBA and Salaried VEBA are linked with our profitability, which means that not all of our earnings will be available to our stockholders.

     We are obligated to make annual payments to the Union VEBA and Salaried VEBA calculated based on our profitability and therefore, not all of our earnings will be available to our stockholders. The aggregate amount of our annual payments to these VEBAs is capped however at $20 million and is subject to other limitations. As a result of these payment obligations, our earnings and cash flows may be reduced. In connection with the renegotiation and entry of a labor agreement with the USW, we agreed to extend our obligation to make annual payments to the Union VEBA to September 30, 2017. Although our obligation to make annual payments to the Union VEBA terminates for periods beginning after September 30, 2017, the Union VEBA or other groups representing our current and future retired hourly employees may seek to extend our obligation beyond the termination date. Any such extension could have a material adverse effect on our financial position, results of operations and cash flows.
A significant percentage of our stock is held by the Union VEBA which may exert significant influence over us.
     The Union VEBA owns approximately 18% of our outstanding common stock as of February 16, 2011. As a result, the Union VEBA has significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the Union VEBA and other substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.
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
     In June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend. A quarterly cash dividend has been paid in each subsequent quarter. The future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition, anticipated cash requirements and ability to satisfy conditions reflected in our revolving credit facility. We can give no assurance that dividends will be declared and paid in the future. Our revolving credit facility, as amended and restated on March 23, 2010, restricts our ability to pay dividends and repurchase our common shares. Under our revolving credit facility, we may pay cash dividends and/or repurchase shares only if we maintain certain borrowing availability and are not in default. In addition, if there is any outstanding loan under our revolving credit facility, the amount of cash dividends we pay during any fiscal year is limited based on our borrowing availability.
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
Delaware law, our governing documents and the stock transfer restriction agreement with the Union VEBA may impede or discourage a takeover, which could adversely affect the value of our common stock.
     Provisions of Delaware law, our certificate of incorporation and bylaws and the stock transfer restriction agreement with the Union VEBA may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. Our certificate of incorporation prohibits certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. In addition, we are party to a stock transfer restriction agreement with the Union VEBA which limits its ability to transfer our common stock. The general effect of the transfer restrictions in the stock transfer restriction agreement and our certificate of incorporation is to ensure that a change in ownership of more than 45% of our outstanding common stock cannot occur in any three-year period without the consent of our Board of Directors. These rights and provisions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     As of December 31, 2010, the locations of the principal plants and other materially important physical properties relating to our Fabricated Products segment are below:

Location	Square footage	Owned or Leased
Chandler, Arizona (Tube)	93,000	Leased	(1)
Florence, Alabama	252,000	Owned
Jackson, Tennessee	310,000	Owned
Kalamazoo, Michigan	465,000	Leased	(2)
London, Ontario (Canada)	265,000	Owned
Los Angeles, California	183,000	Owned
Newark, Ohio	1,293,000	Owned
Richland, Washington	45,000	Leased	(3)
Richmond (Bellwood), Virginia	430,000	Owned
Plainfield, Illinois	80,000	Leased	(4)
Sherman, Texas	313,000	Owned
Spokane, Washington	2,866,000	Owned/Leased	(5)

Total	6,595,000

(1)	The Chandler, Arizona (Tube) facility is subject to a land lease with a primary lease term that expires in 2033. We have certain extension rights in respect of the Chandler, Arizona lease.

(2)	The Kalamazoo, Michigan facility is subject to a lease with a 2033 expiration date.

(3)	The Richland, Washington facility is subject to a lease with a December 2011 expiration date, subject to certain extension rights held by us.

(4)	The Plainfield, Illinois facility is subject to a lease with a March 2011 expiration date.

(5)	The Spokane, Washington facility consists of 2,745,000 square feet which is owned and 121,000 square feet, which is subject to a lease with a 2015 expiration date and a renewal option subject to certain terms and conditions.
     Plants and equipment and other facilities are generally in good condition and suitable for their intended uses.
     Our corporate headquarters located in Foothill Ranch, California, is a leased facility consisting of 25,000 square feet at December 31, 2010, with an expiration date of June 2016.
     In connection with the acquisition of the manufacturing facility and related assets of Alexco, we acquired an additional 81,000 square feet of property which is subject to a land lease with an initial term that expires in 2023 and a renewal option subject to certain terms and conditions.
Item 3. Legal Proceedings
     None.
Item 4. [Removed and Reserved].

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our outstanding common stock is traded on the Nasdaq Global Select Market under the ticker symbol “KALU.”
     The following table sets forth the high and low sale prices of our common stock for each quarterly period for fiscal years 2009 and 2010:

	High	Low
Fiscal 2010
First quarter	$44.40	$32.83
Second quarter	$41.63	$32.91
Third quarter	$43.23	$33.90
Fourth quarter	$52.00	$42.07

Fiscal 2009
First quarter	$29.24	$16.36
Second quarter	$37.41	$22.19
Third quarter	$41.65	$29.76
Fourth quarter	$43.59	$33.15
Holders
     As of February 16, 2011, there were approximately 731 holders of record of our common stock.
Dividends
     Commencing June 2007, our Board of Directors initiated the declaration of regular quarterly cash dividends to holders of our common stock, including the holders of restricted stock. Such dividend declarations also resulted in the payment of dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to one half of the performance shares issued under our equity and performance incentive plan. Total cash dividends (and dividend equivalents) paid in 2010, 2009 and 2008 were $0.96 per share (or $19.0 million), $0.96 per share (or $19.6 million) and $0.84 per common share (or $17.2 million), respectively.
     In January 2011, our Board of Director declared another quarterly cash dividend of $0.24 per common share, or $4.7 million, to holders of record at the close of business on January 24, 2011, which was paid on or about February 15, 2011.
     Future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors. We can give no assurance that any dividends will be declared or paid in the future. Our revolving credit facility, as amended and restated on March 23, 2010, places certain limitations on our ability to pay dividends.
Stock Performance Graph
     The following graph compares the cumulative total shareholder return on the Company’s common stock with: (i) the Russell 2000 and (ii) the S&P SmallCap 600. The graph assumes (i) an initial investment of $100 as of July 7, 2006, the first day on which the Company’s common stock began trading on the Nasdaq Stock Market and (ii) reinvestment of all dividends. The performance graph is not necessarily indicative of future performance of our stock price.

$100 invested on 7/7/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
     Our performance graph reflects the cumulative return of (i) the Russell 2000, a broad equity market index of which we are a component, and (ii) the S&P SmallCap 600 index, of which we became a component in 2010.
Issuer Repurchases of Equity Securities
     In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. All shares repurchased under this stock repurchase program were treated as treasury shares. As of December 31, 2010, $46.9 million remained available for repurchases under the existing authorization.
     During the first quarter of 2010, in connection with our issuance of $175 million principal amount of, 4.5% Cash Convertible Senior Notes due April 2015 (the “Notes”), and pursuant to a separate authorization from our Board of Directors, we repurchased $44.2 million, or approximately 1.2 million shares of our outstanding common stock, in a privately negotiated, off-market transactions (see Liquidity and Capital Resources — Debt” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report).

Item 6. Selected Financial Data
     All financial statement information before July 1, 2006 relates to periods before our emergence from Chapter 11 bankruptcy. There will be a number of differences between the financial statements before and after emergence that will make comparisons of future and past financial information difficult and may make it more difficult to assess our future prospects based on historical performance. For example, earnings (loss) per share and share information for periods before emergence from Chapter 11 bankruptcy may not be meaningful because, pursuant to our plan of reorganization, the equity interests in the Company’s existing stockholders were cancelled without consideration.
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

					Year Ended December 31, 2006
	Year	Year	Year	Year	1-Jul-06
	Ended	Ended	Ended	Ended	through	1-Jan-06
	December 31,	December 31,	December 31,	December 31,	December 31,	to
	2010	2009	2008	2007	2006	1-Jul-06

	(In millions of dollars, except shipments, average sales price and per share amounts)

Net sales	$1,079.1	$987.0	$1,508.2	$1,504.5	$667.5	$689.8
Income (loss) from continuing operations	14.1	70.5	(68.5)	101.0	26.2	3,136.9
Income from discontinued operations	—	—	—	—	—	4.3
Net income (loss)	$14.1	$70.5	$(68.5)	$101.0	$26.2	$3,141.2
Basic income (loss) per share:
Income (loss) from continuing operations	$0.72	$3.51	$(3.45)	$4.91	$1.31	$39.37
Income from discontinued operations	—	—	—	—	—	0.05
Net income (loss) per share	$0.72	$3.51	$(3.45)	$4.91	$1.31	$39.42
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.72	$3.51	$(3.45)	$4.91	$1.30	$39.37
Income from discontinued operations	—	—	—	—	—	0.05
Net income (loss) per share	$0.72	$3.51	$(3.45)	$4.91	$1.30	$39.42
Shipments (mm lbs)	514.6	542.4	691.6	705.0	326.9	350.6
Average realized third party sales price (per lb)	$2.10	$1.82	$2.18	$2.13	$2.04	$1.97
Cash dividends declared per common share	$0.96	$0.96	$0.66	$0.54	$—	$—
Capital expenditures, net of accounts payable	$38.9	$59.2	$93.2	$61.8	$30.0	$28.1
Depreciation and amortization expense	$19.8	$16.4	$14.7	$11.9	$5.5	$9.8

	December 31,
	2010	2009	2008	2007	2006
Total assets	$1,342.4	$1,085.5	$1,145.4	$1,165.2	$655.4
Long-term borrowings, including amounts due within one year	188.0	7.0	43.0	—	50.0

     In addition to the operational results discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” significant items that impacted the financial results included, but were not limited to, the following:
     2010:
•	To enhance our liquidity and financial strength and flexibility, in March 2010 we implemented a new financing structure, comprised of:
•	A $200 million revolving credit facility maturing in March 2014, secured by substantially all of the accounts receivable and inventory of our domestic operating subsidiaries and certain other assets and proceeds relating thereto;

•	The issuance of Notes in the aggregate principal amount of $175 million;

•	The purchase of call options indexed to our own stock to hedge the cash obligations upon potential conversion of the Notes;

•	The issuance of warrants to effectively increase the conversion price of the Notes from $48.32 per share to $61.36 per share; and

•	The repurchase of approximately 1.2 million shares of our common stock, using $44.2 million of the net proceeds from the Notes offering.
•	We recorded $11.3 million of interest expense relating to amortization of non-cash debt discount and debt issuance cost as well as cash interest expense in connection with the Notes.

•	We increased our environmental reserve by $13.9 million, of which $13.4 million was in connection with our submission of a draft feasibility study to the State of Washington on September 8, 2010 to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington facility and to reflect plans for remediation for the next 30 years.

•	We completed the strategic acquisition of the manufacturing facility in Florence, Alabama, and related assets, of Nichols, which manufactures bare mechanical alloy wire products, nails and aluminum rod and expands our offerings of small diameter rod, bar and wire products to our core end market segments for aerospace, general engineering and automotive applications. Consideration for the acquisition was $15.7 million, consisting of a $9.0 million cash payment and a promissory note of $6.7 million, as well as the assumption of certain liabilities totaling approximately $2.1 million.

•	We received $4.8 million of cash and recorded a $1.9 million asset impairment charge in connection with the sale of our Greenwood, South Carolina facility.

•	We recorded a $2.7 million asset impairment charge in regard to certain property, plant and equipment.

•	We generated $66.3 million of cash from operations.

•	We paid dividends and dividend equivalents totaling $19.0 million in 2010.

•	The Union VEBA sold 1,321,485 shares of our common stock at a weighted-average price of $39.39 per share thereby increasing VEBA assets by $52.1 million and reducing Stockholders’ equity by $32.5 million (net of tax).
     2009:
•	We recorded $80.5 million of non-cash, pre-tax, unrealized mark to market gains on our derivative positions.

•	We generated $127.7 million of cash from operations, repaid $36 million borrowed in 2008 under our revolving credit facility, and had no borrowings and $161.9 million of borrowing capacity (net of capacity used for letters of credit) under our revolving credit facility as of December 31, 2009.

•	We paid dividends and dividend equivalents totaling $19.6 million in 2009.

•	We recorded a $9.3 million lower of cost or market inventory adjustment in the first quarter of 2009 due to a decline in metal prices following December 31, 2008.

•	We continued to fully impair our investment in Anglesey during the first half of 2009, resulting in impairment charges of $1.8 million. Anglesey fully curtailed its smelting operations at the end of September 30, 2009 and commenced remelt and casting operations in the fourth quarter of 2009. Due principally to a significant loss incurred by Anglesey during the third quarter of 2009, relating primarily to charges recorded for employee redundancy costs in connection with the cessation of its smelting operations, we suspended the use of the equity method of accounting commencing in the third quarter of 2009.

•	In the first quarter of 2009, we incurred restructuring costs and other charges in connection with the closure of our Tulsa, Oklahoma facility. Such costs consisted principally of contract termination and facility shut-down costs. In the second quarter of 2009, we curtailed operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products and shut down the Bellwood, Virginia facility temporarily during the month of July 2009, in response to planned shutdowns in the automotive industry and continued weak economic and market conditions. In addition, we reduced our personnel in certain other locations in the second quarter in an effort to streamline costs. In connection with these plans, we recorded restructuring costs and other charges of $5.4 million, principally related to involuntary employee termination and other personnel costs.
     2008:
•	We recorded $87.1 million of non-cash, pre-tax, unrealized mark to market losses on our derivative positions primarily as a result of the decline in metal price.

•	We recorded a $65.5 million lower of cost or market inventory adjustment due to the decline in metal prices. This inventory write-down lowered the LIFO inventory values that had been established at relatively high prices during the implementation of fresh start accounting in July 2006.

•	In December 2008, we announced plans to close operations at our Tulsa, Oklahoma facility and curtail operations at our Bellwood, Virginia facility due to deteriorating economic and market conditions. These actions resulted in a restructuring charge of $8.8 million in the fourth quarter of 2008 related to employee termination benefits and asset impairment.

•	Based on a review of new facts and circumstances that came into light during the fourth quarter of 2008 and early 2009 regarding Anglesey, we did not expect to be able to recover our investment in Anglesey, based on the expectation that Anglesey would fully curtail its smelting operations at the end of September 2009, when its power contract expired. As a result, we recorded an impairment charge of $37.8 million and a corresponding decrease to Investment in and advances to unconsolidated affiliate.

•	On June 12, 2008, Anglesey suffered a significant failure in the rectifier yard that resulted in a localized fire in one of the power transformers. As a result of the fire, Anglesey was operating below its maximum capacity during the second half of 2008, returning to its normal production level in the fourth quarter of 2008. In December 2008, Anglesey received $20 million (approximately 14.0 million British Pounds Sterling) in a partial insurance settlement, of which $10 million was recorded as an increase in our equity in earnings and an increase in our investment in Anglesey. This amount was subsequently impaired at December 31, 2008.

•	We announced a $75 million stock repurchase plan to commence after July 6, 2008. We repurchased 572,706 shares of common stock at a weighted-average price of $49.05 per share, or total cost of $28.1 million, under the repurchase plan.

•	We began drawing down on our revolving credit facility during the last two quarters of 2008 and had $36.0 million of outstanding borrowings at December 31, 2008.

•	We paid dividends and dividend equivalents totaling $17.2 million in 2008.
     2007:
•	During the fourth quarter, we repaid our $50 million term loan.

•	In June 2007, our Board of Directors initiated a regular quarterly dividend of $0.18 per share. We paid total dividends of $7.4 million in 2007.

•	In addition, in 2007 we determined that we met the “more likely than not” criteria for recognition of our deferred tax assets and we released the vast majority of the valuations allowance. At December 31, 2007, total assets included net deferred tax assets of $327.8 million.
     2006:
•	We emerged from Chapter 11 bankruptcy on July 6, 2006 with our then-existing fabricated product facilities and operations and a 49% interest in Anglesey. During the period from January 1, 2006 to July 1, 2006, we recorded gains upon emergence and other reorganization related benefits of approximately $3.1 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automobile and other end market segments we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Item 1A. “Risk Factors” each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
     In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such control was effective as of December 31, 2010. Management’s report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 8. “Financial Statements and Supplementary Data” of this Report.
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•	Overview;

•	Management Review of 2010 and Outlook for the Future;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments, and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
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
Overview
     We are a leading North American manufacturer of semi-fabricated specialty aluminum products for aerospace / high strength, general engineering, automotive, and other industrial applications. We also own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales.
     At December 31, 2010, we operated 10 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market segment applications. Through these facilities, we produced and shipped approximately 514.2 million pounds of semi-fabricated aluminum products which comprised effectively all of our total consolidated net sales of approximately $1,079.1 million during the year ended December 31, 2010.
     We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal distributors. In our served markets, we believe we are the supplier of choice to many of our customers, providing “Best in Class” customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of the tools of Lean manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain, and deliver “Best in Class” customer service through consistent, on-time delivery of superior quality products on short lead times. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and our served markets in order to maximize the efficiency of product flow to our customers.
     A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers, or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm price sales contracts that specify the underlying metal price plus a conversion price. Primary aluminum prices fell significantly in the last half of 2008, reaching a low point during the first quarter of 2009. Since the first quarter of 2009, primary aluminum prices have generally increased, except for a slight decline in the second quarter of 2010, followed by a pricing rebound during the last half of 2010. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for 2010, 2009 and 2008 were $0.99, $0.76 and $1.17, respectively. At February 16, 2011, the LME transaction price per pound was $1.12.
     Our highly engineered products are manufactured to meet demanding requirements of aerospace and defense, general engineering, automotive and other industrial applications. We have focused our business on select end market segment applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with a broad product offering, “Best in Class” customer satisfaction and the ability to provide superior products through our Kaiser Select® product line. Our Kaiser Select® products are manufactured to deliver enhanced product characteristics with improved consistency which results in better performance, lower waste, and, in many cases, lower cost for our customers.
     In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes and larger payloads, and a focus on fuel efficiency have increased the demand for new and larger aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and increased use of monolithic design throughout the industry will continue to increase demand for our high strength aerospace plate. Monolithic design and construction utilizes aluminum plate that is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds.
     Our products are also sold into defense end market segments. Ongoing requirements of active military engagements continue to drive demand for armor plates. Longer term, we expect the production of the F-35, or Joint Strike Fighter, to also drive demand for our high strength products.
     Commercial aerospace and defense applications have demanding customer requirements for quality and consistency. As a result, there are a very limited number of suppliers worldwide who are qualified to serve these market segments. We believe barriers to entry include significant capital requirements, technological expertise and a rigorous qualification process for safety-critical applications.
     Our general engineering products serve the North American industrial market segments, and demand for these products generally tracks the broader economic environment. We expect a gradual recovery in demand throughout the supply chain as the economy continues to improve.
     We expect the 2011 North American automotive sector build rates to increase approximately 14% over 2010. Our automotive products typically have specific performance attributes in terms of machinability and mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2008, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 5%, as automotive OEMs and their suppliers find opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
     For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat our Fabricated Products segment as its own reportable segment. We combine our three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which we refer to as All Other. All Other is not considered a reportable segment (see Note 16 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report).
     Management Review of 2010 and Outlook for the Future
     Overall Fabricated Products shipment volumes in 2010 increased significantly as compared to 2009, reflecting improved economic conditions and significantly stronger demand for general engineering and automotive applications, as distributor destocking that was prevalent in 2009 abated in 2010 and automotive build rates improved over the prior year. Shipments of aerospace and high strength products were moderately higher in 2010, reflecting improved end market segment demand mitigated by continued destocking of aerospace plate products by aircraft manufacturers.
     Our 2010 results reflected a 20% increase in Fabricated Products shipment volume and a moderate decrease in Fabricated Products realized prices. The decrease in prices in our Fabricated Products segment reflects primarily lower value-added revenue per pound as compared to 2009, largely offset by the pass-through to customers of higher underlying hedged, alloyed metal prices. The decline in value-added revenue per pound was due to a shift in mix toward lower margin products and slightly lower pricing during the year.
     Our focus in 2010 was to (i) launch production at our world class Kalamazoo, Michigan casting and extrusion facility, (ii) continue to improve manufacturing efficiencies to achieve further cost improvements over our 2009 performance, (iii) expand our product offering of Kaiser Select® products to meet the needs and specifications of our customers, (iv) continue to strengthen our platform for growth through the strategic acquisitions and continued investment in our business, and (v) strengthen our financial position and diversify our funding sources through the refinancing of our revolving credit facility and the issuance of cash convertible senior notes.
     Looking ahead, we expect incremental sales from the acquisition of the assets of Alexco and Nichols along with increased demand for our aerospace and high strength products in 2011 compared to 2010. Longer-term, we expect robust growth in overall demand for our aerospace and high strength products as we move into 2012, driven by growing commercial aircraft build rates, larger aircrafts and higher use of aluminum plate as aircraft manufacturers more broadly utilize monolithic design in the production process. In addition, we expect aerospace supply chain inventories to reach equilibrium within the next two to three years, although specific timing of such remains uncertain. We expect demand for general engineering products to steadily improve during 2011 with the gradual recovery of North American industrial production. Automotive demand is expected to improve approximately 14% relative to 2010, tracking anticipated higher North American automotive build rates compared to 2010. Our focus in 2011 will be:
•	achieving full-scale production at our world class Kalamazoo, Michigan casting and extrusion facility during 2011;

•	integrating fully the manufacturing facility in Chandler, Arizona, and other assets of Alexco L.L.C. (“Alexco”), which manufactures hard alloy extrusions for aerospace applications, into the operations of our Fabricated Products segment;

•	continuing to invest in our facilities to support growth and further enhance operating efficiencies;

•	continuing to differentiate ourselves with additional Kaiser Select® products, “Best In Class” customer satisfaction, strong delivery performance, expanded product breadth, and broader geographic marketing presence; and

•	continuing to improve the manufacturing efficiencies of our facilities to generate additional cost improvements over our performance in 2010.
Results of Operations
     Fiscal 2010 Summary
•	Net sales for 2010 increased to $1,079.1 million compared to $987.0 million for 2009. The increase included higher Fabricated Products segment shipment volume, reflecting improved economic conditions and stronger demand for products across our end market segments. Partially offsetting the increase in Fabricated Products sales was a decrease of $89.5 million in All Other sales reflecting a decrease in shipment volume of primary aluminum products due to the cessation of Anglesey’s smelting operation on September 30, 2009.

•	Our operating income for 2010 was $44.4 million compared to operating income of $118.7 million for 2009. Operating income for 2010 included items that we consider to be non-run-rate, which totaled to a charge of $20.7 million, primarily related to an environmental expense of $13.9 million and a non-cash impairment charge of $4.6 million in regard to certain assets relating to Property, plant and equipment. Operating income for 2009 included significant non-run-rate items totaling to a benefit of $55.8 million. These items included primarily $80.5 million of non-cash mark to market gains on our derivative positions, $9.3 million of lower of cost or market inventory write-downs and $5.4 million of restructuring costs related primarily to employee termination costs (see further discussion of our operating income before non-run-rate in “Segment and Business Unit Information” below).

•	Net income for 2010 was $14.1 million as compared to $70.5 million of net income for 2009. The net income for 2010 and 2009 included all of the non-run-rate items discussed above.

•	Our effective tax provision rate was 50.4% for 2010 (see discussion in “Income Tax Provision (Benefit)”).

•	In March 2010, we implemented a new financing structure to enhance our liquidity and financial strength and flexibility. The financing was comprised of:
•	A $200 million revolving credit facility maturing in March 2014, secured by substantially all of the accounts receivable and inventory of our domestic operating subsidiaries and certain other assets and proceeds relating thereto;

•	The issuance of Notes in the aggregate principal amount of $175 million;

•	The purchase of call options indexed to our own stock to hedge the cash obligations upon potential conversion of the Notes;

•	The issuance of warrants to effectively increase the conversion price of the Notes from $48.32 per share to $61.36 per share; and

•	The repurchase of approximately 1.2 million shares of our common stock, using $44.2 million of the net proceeds from the issuance of the Notes.
•	We had no borrowings and $168.9 million of borrowing availability (net of letters of credit) under the Revolving Credit Facility as of December 31, 2010.

•	On August 9, 2010, we completed the strategic acquisition of the manufacturing facility in Florence, Alabama and related assets of Nichols, which manufactures bare mechanical alloy wire products, nails and aluminum rod and expands our offerings of small diameter rod, bar and wire products to our core end market segments for aerospace, automotive and general engineering applications. Consideration for the acquisition was $15.7 million, consisting of a $9.0 million cash payment and a promissory note of $6.7 million, as well as the assumption of certain liabilities totaling approximately $2.1 million.

•	On October 12, 2010, we entered into an agreement to purchase the manufacturing facility in Chandler, Arizona and related assets of Alexco, which manufactures hard alloy extrusions for the aerospace industry. The transaction closed effective on January 1, 2011. Net cash consideration for the purchase was $83.3 million (net of $4.9 million of cash received in the acquisition), and assumed certain liabilities totaling $1.0 million.

•	In 2010, we paid a total of approximately $19.0 million, or $0.96 per common share, in cash dividends to stockholders, including holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to the target number of performance shares, which is approximately one-half of all outstanding performance shares.

•	In 2010, our largest shareholder, a voluntary employee’s beneficiary association, or VEBA, that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (the “Union VEVA”), sold 1,321,485 shares of our common stock at a weighted average price of $39.39 per share thereby increasing VEBA assets by $52.1 million and reducing Stockholders’ equity by $32.5 million (net of tax).
Consolidated Selected Operational and Financial Information
     The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices) for 2010, 2009 and 2008.

     The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Report. See Note 16 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for further information regarding segments.

	Years Ended
	December 31,
	2010	2009	2008
	(In millions of dollars, except shipments and average sales price)

Shipments (mm lbs):
Fabricated Products	514.2	428.5	558.5
All Other[1]	0.4	113.9	133.1

	514.6	542.4	691.6

Average Realized Third-Party Sales Price (per pound):
Fabricated Products[2]	$2.10	$2.09	$2.39
All Other[3]	$0.92	$0.79	$1.29

Net Sales:
Fabricated Products	$1,078.8	$897.1	$1,336.8
All Other	0.3	89.9	171.4

Total Net Sales	$1,079.1	$987.0	$1,508.2

Segment Operating Income (Loss):[4]
Fabricated Products5 6	$78.6	$73.6	$47.9
All Other[7]	(34.2)	45.1	(138.9)

Total Operating Income (Loss)	$44.4	$118.7	$(91.0)

Income tax (provision) benefit	$(14.3)	$(48.1)	$22.8

Net Income (Loss)	$14.1	$70.5	$(68.5)

Capital Expenditures, net of Accounts payable	$38.9	$59.2	$93.2

[1]	Shipments in All Other represent shipments of primary aluminum products produced by Anglesey’s smelting operations. As a result of the cessation of the smelting operation on September 30, 2009, shipments in 2009 decreased as compared to 2008, and Anglesey did not produce any primary aluminum in 2010 (see further discussion in “Segment and Business Unit Information” below).

[2]	Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability. See Item 1. “Business.”

[3]	Average realized prices for All Other reflect average realized prices on sales of primary aluminum product produced by Anglesey and are subject to fluctuations in the LME price of metal.

[4]	We periodically reassess the methodologies used to allocate costs among our business units to assess segment profitability. In 2010, we modified the allocation of incentive compensation expense relating to both our long-term incentive plans and certain short-term incentive plans to our business units. All prior period results have been retrospectively adjusted for consistency with cost allocation in 2010. These reclassifications have no impact on our segment or consolidated Net sales, or our consolidated operating income. Based upon our methodology to allocate incentive costs among our business units in 2010, an additional $4.6 million and $5.6 million of charges relating to our long-term incentive plans and certain short-term employee incentive plans have been included in the operating results of the Fabricated Products segment in 2009 and 2008, respectively.

[5]	Fabricated Products segment includes non-cash mark-to-market (losses) gains on natural gas and foreign currency hedging activities totaling $(4.3) million, $4.9 million and $(5.7) million for the year ended December 31, 2010, 2009 and 2008, respectively. For further discussion regarding mark-to-market matters, see Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.

[6]	Fabricated Products segment operating results for the year ended December 31, 2010, 2009 and 2008 include non-cash last-in, first-out (“LIFO”) inventory (charges) benefits of $(16.5) million, $(8.7) million and $7.5 million, respectively, and metal gains (losses) of approximately $15.9 million, $5.5 million and $(11.4) million, respectively. Also included in the Fabricated Products segment operating results for the year ended December 31, 2009 and 2008 were $9.3 million and $65.5 million, respectively, of lower of cost or market inventory write-downs and $5.4 million and $8.8 million, respectively, of restructuring charges relating to the restructuring plans involving our Tulsa, Oklahoma and Bellwood, Virginia facilities. Restructuring charges in 2010 were not material. Also included in the Fabricated Products segment operating results for the year ended December 31, 2010, 2009 and 2008 were $13.6 million, $0.7 million and $5.0 million, respectively, of environmental expense. Fabricated Products segment operating results for 2010 also included $3.9 million of asset impairment charge relating to certain Property, plant and equipment.

[7]	The changes in operating income in All Other were primarily driven by the Hedging business unit operating results. For the year ended December 31, 2010, 2009 and 2008, non-cash mark-to-market gains (losses) on primary aluminum hedging activities were $3.6 million, $61.2 million and $(67.2) million, respectively. The non-cash mark-to-market gains (losses) of foreign currency derivatives for the year ended December 31, 2010, 2009 and 2008, were $0 million, $14.4 million and $(14.2) million, respectively. For further discussion regarding mark-to-market matters, see Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.

Also included in the operating income of All Other were $1.8 million and $37.8 million of impairment charges in 2009 and 2008, respectively, relating to our investment in Anglesey.
     Summary. We reported net income (loss) of $14.1 million for 2010 compared $70.5 million for 2009 and $(68.5) million for 2008. All periods include a number of non-run-rate items that are more fully explained below.
     Net Sales. We reported Net sales for 2010 of $1,079.1 million compared to $987.0 million for 2009 and $1,508.2 million for 2008. As more fully discussed below, the increase in Net sales during the 2010 was primarily due to an increase in Fabricated Products segment shipments, partially offset by lower sales in All Other related to Anglesey’s remelt operations reported on a net revenue recognition basis commencing in the fourth quarter of 2009. Realized prices per pound for the Fabricated Products segment declined slightly in 2010 compared to the prior year, with little impact to Net sales, as higher underlying metal prices largely offset lower value added revenue. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products segment firm price sales agreements limit our losses as well as gains from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items for 2010 totaled $946.8 million, or 88% of Net Sales, compared to $766.4 million, or 78% of Net sales, in 2009. Included in Cost of products sold, excluding depreciation, amortization and other items were $(0.8) million and $80.5 million unrealized mark-to-market (losses) gains on our derivative positions for the 2010 and 2009, respectively. See Segment and Business Unit Information below for a detailed discussion of the comparative results of operations for 2010 and 2009.
     Cost of products sold, excluding depreciation, amortization and other items for 2009 totaled $766.4 million, or 78% of Net Sales, compared to $1,400.7 million, or 93% of Net sales, in 2008. Included in Cost of products sold, excluding depreciation, amortization and other items were $80.5 million and $(87.1) million of unrealized mark-to-market gains (losses) on our derivative positions for 2009 and 2008, respectively. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for 2009 and 2008.
     Lower of Cost or Market Inventory Write-down. We recorded lower of cost or market inventory write-downs of $9.3 million and $65.5 million in 2009 and 2008, respectively, as a result of declining metal prices. There were no lower of cost or market inventory write-downs in 2010.
     Impairment of Investment in Anglesey. In 2008, we recorded a $37.8 million charge to fully impair our investment in Anglesey, and we recorded additional impairment charges totaling $1.8 million in 2009. Based on our assessment of the facts and circumstances, we suspended the equity method of accounting for our investment in Anglesey commencing in the third quarter of 2009 and continuing through December 31, 2010.

     Restructuring Costs and Other Charges. In December 2008, we announced plans to close our Tulsa, Oklahoma facility and curtail operations at our Bellwood, Virginia facility due to deteriorating economic and market conditions. In connection with these plans, we recorded $8.8 million of restructuring costs and other charges in 2008 and $0.8 million of additional charges in 2009. In connection with plans announced in 2009 to further curtail operations at our Bellwood, Virginia facility we recorded in 2009 an additional $4.6 million of restructuring costs and other charges. We recorded an immaterial amount of restructuring benefits in 2010 primarily related to $1.0 million of revisions of estimated employee termination costs, offset by an additional restructuring charge of $0.7 million in regard to the impairment of certain assets relating to Construction in progress in connection with the above-referenced restructuring efforts. See Note 17 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for further information regarding our 2008 and 2009 restructuring plans.
     Depreciation and Amortization. Depreciation and amortization for 2010 was $19.8 million compared to $16.4 million for 2009 and $14.7 million for 2008. Depreciation expense increased in 2010 compared to 2009 and 2008 primarily as the result of bringing on-line certain production equipment relating to investment in our Kalamazoo, Michigan facility and our Trentwood facility in Spokane, Washington. Depreciation and amortization in 2010 also included $0.3 million of amortization expense relating to intangible assets acquired in connection with the acquisition of the Florence, Alabama facility in August 2010.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $64.4 million in 2010 compared to $69.9 million in 2009 and $73.1 million in 2008. The decreases were primarily due to lower non-cash stock compensation expense relating to our long-term incentive programs.
     Other Operating Charges (Benefits). Other operating charges for 2010 primarily consisted of $1.9 million of impairment charge in connection with the sale of our Greenwood, South Carolina facility, and $2.0 million of impairment charge in regard to certain assets relating to Construction in progress. Other operating benefits for 2009 and 2008 of $0.9 million and $1.4 million, respectively, reflected primarily recovery of a pre-Chapter 11 emergence obligation owed to us, for which we had previously established a full reserve.
     Interest Expense. Interest expense of $11.8 million for 2010 was primarily related to cash and non-cash interest expense incurred on our Notes which were issued on March 29, 2010. Interest expense was zero in 2009 compared with $1.0 million in 2008. The change in expense from 2008 to 2009 is primarily due to $2.7 million of interest capitalization on Construction in progress, reducing interest expense in 2009 to zero.
     Other (Expense) Income, Net. Other (expense) income, net was $(4.2) million for 2010, compared to $(0.1) million for 2009 and $0.7 million for 2008. Other income (expense), net for 2010 was primarily related to a net unrealized mark-to-market loss of $4.9 million on the derivative instruments relating to our Notes. The decrease from 2008 to 2009 was primarily due to lower interest income as the result of lower market interest rates.
     Income Tax Provision. The income tax provision for 2010 was $14.3 million, or an effective tax rate of 50.4%. The difference between the effective tax rate and the projected blended statutory tax rate for 2010 was primarily due to (i) an increase in the valuation allowance for certain federal and state net operating losses, which resulted in an increase to the income tax provision of $2.1 million and an increase to the blended statutory tax provision rate of 7.5%; (ii) a decrease in state net operating losses related to lower state apportionment in various states of $2.3 million which increased the blended statutory rate by 8.0%, (iii) unrecognized tax benefits, including interest and penalties, which decreased the income tax provision by $1.1 million and the blended statutory tax provision rate by approximately 3.9%; (iv) the impact of a non-deductible compensation expense, which resulted in an increase to the income tax provision of $0.6 million, and increased the blended statutory tax provision rate by approximately 2.1% and (v) the foreign currency impact on unrecognized tax benefits, interest and penalties, which resulted in a $0.6 million currency translation adjustment that was recorded in Accumulated other comprehensive income.
     The effective tax rate for 2009 was approximately 40.5%. The difference between the effective tax rate and the projected blended statutory tax rate for 2009 was primarily due to (i) the impact of a non-deductible compensation expense, which resulted in an increase to the income tax provision of $4.7 million, and increased the blended statutory tax provision rate by approximately 3.9%; (ii) a decrease in the valuation allowance for certain federal and state net operating losses, state tax rate adjustments and federal general business tax credits, which resulted in a decrease to the income tax provision of $2.9 million and a decrease to the blended statutory tax provision rate of 2.4%; (iii) unrecognized tax benefits, including interest and penalties, which increased the income tax provision by $1.3 million and the blended statutory tax provision rate by approximately 1.1%; and (iv) the foreign currency impact on unrecognized tax benefits, interest and penalties, which resulted in a $2.7 million currency translation adjustment that was recorded in Accumulated other comprehensive income.
     Our effective tax benefit rate was 25.0% for 2008. The tax benefit from the United States pre-tax book loss was partially offset by the tax provision for Canada and United Kingdom relating to Anglesey resulting in a blended statutory tax benefit rate of 39.6%. The difference between the effective tax benefit rate and the blended statutory tax benefit rate for 2008 was primarily due to the following factors: (i) an increase in the valuation allowance for certain federal and state net operating losses, state tax rate adjustments and the impairment related to Anglesey, which resulted in $7.1 million being included in the income tax provision, decreasing the blended statutory tax benefit rate by approximately 7.7%, (ii) the treatment of our equity in income before income taxes of Anglesey as a reduction (increase) in Cost of products sold excluding depreciation and the inclusion of the income tax effects of our equity in income in the tax provision, which resulted in $3.5 million being included in the income tax provision, decreasing the blended statutory tax benefit rate by approximately 3.8%, (iii) unrecognized tax benefits, including interest and penalties, which decreased the income tax benefit by $2.4 million and the blended statutory tax benefit rate by approximately 2.7%, and (iv) the foreign currency impact on unrecognized tax benefits, interest and penalties, which resulted in a $5.2 million currency translation adjustment that was recorded in Accumulated other comprehensive income.
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
     In March 2010, in connection with the issuance of the Notes, we purchased cash-settled call options (the “Call Options”) relating to our common stock to limit our exposure to the cash conversion feature of the Notes (see Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report). We may modify the terms of our derivative contracts based on operational needs or financing objectives. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contracts, significant unrealized, non-cash gains and losses may be recorded in the income statement. We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset through the management of counterparty credit lines and/or the utilization of options as part of our hedging activities. We regularly review the creditworthiness of our derivative counterparties and do not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
     The fair value of our derivatives recorded on the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009 was $0.7 million and $16.5 million, respectively. The decrease in the net position was primarily due to the addition of two new derivatives in connection with the issuance of the Notes. The changes in market value of derivative contracts resulted in the recognition of a $5.6 million unrealized mark-to-market loss on derivatives, which we consider to be a non-run-rate item (see Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report).
Fair Value Measurement
     We apply the provisions of Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of our derivative contracts and the fair value of our Canadian pension plan assets and the plan assets of the Union VEBA and another VEBA that provides for certain other eligible retires and their spouses and eligible dependents (the “Salaried VEBA” and, collectively with the Union VEBA, the “VEBAs”).
     Commodity, Foreign Currency and Energy Hedges — The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy (see Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report). We, however, have some derivative contracts that do not have observable market quotes. For these financial instruments, we use significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     Cash Conversion Feature of the Notes and Call Options — The value of the cash conversion feature of the Notes is measured as the difference between the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued based on the trading price of the Notes on December 31, 2010. The fair value of the Notes without the cash conversion feature is the present value of the series of fixed income cash flows under the Notes with a mandatory redemption in 2015. The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model include our stock price, risk-free rate, credit spread, dividend yield, expected volatility of our stock price, and probability of certain corporate events, all of which are observable inputs by market participants. The fluctuations in the fair values of the Call Options and the Notes are primarily due to the changes in our stock price. See Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for significant assumptions used in these valuations.
     Employee Benefit Plan Assets — In determining the fair value of employee benefit plan assets, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other invested plan assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. Our Canadian pension plan assets and the plan assets of the VEBAs are measured annually on December 31.
Restructuring Activities
     In December 2008, we announced plans to close our Tulsa, Oklahoma facility and curtail operations at our Bellwood, Virginia facility due to deteriorating economic and market conditions. Both facilities produced extruded rod and bar products sold principally to distributors for general engineering applications. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. The restructuring efforts initiated during the fourth quarter of 2008 were substantially completed by the end of 2009.
     In May 2009, we announced plans to further curtail operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products. We also reduced personnel in certain other locations in the second quarter of 2009 to streamline costs. Approximately 85 employees were affected by the reduction in force, principally at the Bellwood, Virginia facility. The restructuring efforts initiated during the second quarter of 2009 were substantially completed by the end of 2009.
     In connection with the above restructuring efforts, we incurred restructuring costs and other charges of $8.8 million in 2008, of which $4.5 million were related to involuntary employee terminations and $4.3 million were related to asset impairments.
     In 2009, we recorded restructuring costs and other charges of $5.4 million, of which $4.3 million were related to involuntary employee terminations and other personnel costs, and the remaining $1.1 million were principally related to contract termination costs, facility shut-down costs and a non-cash asset impairment charge. Of the personnel-related costs, non-cash expenses of approximately $0.8 million related to accelerated vesting of previously granted stock-based payments.
     In 2010, we recorded a net restructuring benefit of $0.3 million in connection with the above restructuring efforts, consisting of (i) a benefit of $1.0 million representing revisions of previously estimated employee termination costs due to extension of unemployment benefits from the Commonwealth of Virginia and (ii) a non-cash impairment charge of $0.7 million relating to certain Property, plant and equipment at the previously closed Tulsa, Oklahoma facility.
     Cash restructuring obligation relating to employee termination costs was $0.4 million at December 31, 2010 which we expect to pay in 2011.
     These restructuring activities reduced excess capacity in our manufacturing system in response to reduced demand in the general engineering and ground transportation end market segments in late 2008 and 2009. As a result, we avoided costs related to maintaining this excess capacity during 2009 and 2010, while continuing to maintain adequate capacity throughout our operations to enable us to meet anticipated customer needs and to serve anticipated demand in our core markets.
Segment and Business Unit Information
     For the purposes of segment reporting under GAAP, we have one reportable segment, Fabricated Products. We also have three other business units which we combine into All Other. The Fabricated Products segment sells value added products such as heat treat sheet and plate and extruded rod, bar, wire, and tube products, which are primarily used in aerospace, defense, high strength, general engineering, automotive and other industrial end market segment applications. All Other consists of Secondary Aluminum, Hedging and Corporate and Other business units. The Secondary Aluminum business unit sells value added products such as ingot and billet produced by Anglesey, and receives a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities in respect of our exposure to primary aluminum prices and through September 30, 2009, conducted hedging activities in respect of British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment. The accounting policies of the segment and business units are the same as those described in Note 1 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.

Fabricated Products
     The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment for 2010, 2009 and 2008:

	Years Ended
	December 31,
	2010	2009	2008
Shipments (mm lbs)	514.2	428.5	558.5

Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$1.02	$0.89	$1.19
Average realized third-party value added revenue	$1.08	$1.20	$1.20

Average realized third-party sales price	$2.10	$2.09	$2.39

Net sales	$1,078.8	$897.1	$1,336.8
Segment Operating Income	$78.6	$73.6	$47.9
     The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for our end market segment applications for 2010, 2009 and 2008 for our Fabricated Products segment:

	Years Ended
	December 31,
	2010	2009	2008
Shipments (mm lbs):
Aero/HS Products	158.9	144.8	157.7
GE Products	217.4	189.0	258.1
Automotive Extrusions	54.2	36.2	50.2
Other Products	83.7	58.5	92.5

	514.2	428.5	558.5
Value added revenue:[1]
Aero/HS Products	$295.4	$278.0	$323.8
GE Products	174.0	164.7	248.9
Automotive Extrusions	45.6	31.3	41.6
Other Products	40.9	39.4	58.2

	$555.9	$513.4	$672.5
Value added revenue per pound:
Aero/HS Products	$1.86	$1.92	$2.05
GE Products	0.80	0.87	0.96
Automotive Extrusions	0.84	0.86	0.83
Other Products	0.49	0.67	0.63

	$1.08	$1.20	$1.20

[1]	Value added revenue represents net sales less hedged cost of alloyed metal.
     For 2010, Net sales of fabricated products increased by 20% to $1,078.8 million, as compared to 2009, due primarily to a 20% increase in shipments reflecting improved economic conditions and significantly stronger demand for GE products and Automotive Extrusions, as destocking by our distributor customers that was prevalent in 2009 abated in 2010 and automotive build rates improved over the prior year. Shipments of Aero/HS products were moderately higher in 2010, reflecting improved demand mitigated by continued destocking of aerospace plate products. Average realized third-party sales price increased slightly reflecting higher underlying hedged, alloyed metal prices passed through to customers, largely offset by lower value-added revenue per pound as compared to 2009. The decline in value-added revenue per pound was due to a shift in mix toward lower margin products and slightly lower pricing during the year.
     For 2009, net sales of fabricated products decreased by 33% to $897.1 million, as compared to 2008, due primarily to a 23% decrease in shipments and a 13% decrease in average realized prices. Shipments of Aero/HS products in 2009 were 8% lower as compared to 2008 due to inventory destocking of products for aerospace and high strength end market segment applications throughout the supply chain, which was largely offset by higher contractual aerospace plate shipments. Shipments of GE products and Automotive Extrusions in 2009 declined 33% as compared to 2008, reflecting weak economic and market conditions for these applications, exacerbated by significant inventory destocking by our distributor customers and throughout the value chain. The year-over-year reduction in average realized prices reflected the pass through to customers of 25% lower underlying hedged alloyed metal prices. Value-added revenue per pound was unchanged from 2008 at $1.20 per pound.
     Operating income in the Fabricated Products segment for 2010, 2009 and 2008 included several large non-run-rate items. These items are listed below (in millions of dollars):

	Years Ended
	December 31,
	2010	2009	2008

Operating income	$78.6	$73.6	$47.9
Impact to operating income of non-run-rate items:
Metal gains (losses) (before considering LIFO)	15.9	5.5	(11.4)
Non-cash LIFO (charges) benefits	(16.5)	(8.7)	7.5
Non-cash lower of cost or market inventory write-down	—	(9.3)	(65.5)
Mark-to-market (losses) gains on derivative instruments	(4.3)	4.9	(5.7)
Restructuring benefits (charges)	0.3	(5.4)	(8.8)
Asset impairment charges	(3.9)	—	—
Environmental expenses	(13.6)	(0.7)	(5.0)

Total non-run-rate items	(22.1)	(13.7)	(88.9)

Operating income excluding non-run-rate items	$100.7	$87.3	$136.8

     As noted above, operating income excluding identified non-run-rate items for 2010 was $13.4 million higher than for 2009. Operating income for 2009 was $49.5 million lower than for 2008. Operating income excluding non-run-rate items for 2010 as compared to 2009 and for 2009 compared to 2008 reflects the following impacts:

	2010 vs. 2009	2009 vs. 2008
	Favorable/(Unfavorable)	Favorable/(Unfavorable)
Sales impact	$10.0	$(94.0)
Manufacturing efficiency improvements	9.0	13.6
Energy costs	7.8	18.5
Planned major maintenance	(2.7)	6.9
Freight costs	(3.4)	6.7
Depreciation expense	(3.2)	(1.6)
Currency exchange related	(2.8)	3.0
Other	(1.3)	(2.6)

Total	$13.4	$(49.5)

     Segment operating results for 2010, 2009 and 2008 include (losses) gains on intercompany hedging activities with the Hedging business unit totaling $(0.1) million, $(42.8) million and $16.9 million, respectively. These intercompany amounts eliminate in consolidation.

     As described in Note 17 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report, we completed the sale of our manufacturing facility in Greenwood, South Carolina in July 2010. We received approximately $4.8 million of cash consideration and recognized an impairment loss of $1.9 million.
     On August 9, 2010, we acquired the Florence, Alabama facility, and related assets, of Nichols, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications. Consideration consisted of (i) $9.0 million in cash, (ii) a promissory note in the amount of $6.7 million, payable to Nichols, and (iii) the assumption of certain liabilities totaling approximately $2.1 million. The transaction generated approximately $3.1 million of goodwill and $4.0 million of intangible assets relating primarily to customer relationships. The intangible assets are expected to be amortized over an estimated weighted-average useful life of approximately 18 years.
     On October 12, 2010, we entered into an agreement to purchase the Chandler, Arizona facility (the “Chandler, Arizona (Extrusion) facility”), and related assets, of Alexco, which manufactures hard alloy extrusions for the aerospace industry. The Chandler, Arizona (Extrusion) facility is a well-established supplier of aerospace extrusions, and the acquisition positions us in a significant market segment that provides a natural complement to our offerings of sheet, plate, cold finish and drawn tube products for aerospace applications. The transaction closed effective on January 1, 2011. We paid net cash consideration of $83.3 million (net of $4.9 million cash received in the acquisition), and assumed certain liabilities totaling approximately $1.0 million. The transaction generated approximately $34.2 million of goodwill and $35.4 million of intangible assets relating primarily to customer relationships. The intangible assets are expected to be amortized over an estimated weighted-average useful life of approximately 25 years, which will increase amortization expense by approximately $1.7 million in 2011.
Outlook
     We continue to be very optimistic about the long-term prospects for aerospace and high strength applications and the opportunities that lie ahead in 2011. We expect real demand for our products in 2011 and beyond to be driven by increasing build rates, larger aircraft and continuing conversions to monolithic design. In addition, the Nichols and Alexco acquisitions will further contribute to stronger year over year results. Longer term, we anticipate that aerospace plate supply chain inventories will reach equilibrium within the next two to three years although such timing remains uncertain.
     The outlook for our general engineering, automotive and other applications is also positive as we expect to benefit from slowly improving underlying demand, continuing growth in new aluminum extrusion automotive programs, recent acquisitions and the launch of our new Kalamazoo, Michigan extrusion facility. Longer term, we expect automotive and industrial demand growth will further benefit from restocking throughout the supply chain and the drive for more fuel efficient vehicles to meet CAFE regulations.
     Overall, we anticipate a seasonally strong first half as shipments and value added revenue across our end market segments exceed first half 2010 levels. We are well positioned in attractive, growing market segments, and we anticipate that our strategic investments will further enhance our ability to drive profitable growth and efficiently produce highly engineered products to meet the needs of our customers.

All Other
     All Other consists of Secondary Aluminum, Hedging and Corporate and Other business units. The Secondary Aluminum business unit sells value added products such as ingot and billet produced by Anglesey, for which we receive a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities in respect of our exposure to primary aluminum prices and conducted British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations through September 30, 2009. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment.
     Secondary Aluminum. Anglesey operated as a primary aluminum smelter until September 30, 2009 when it fully curtailed its smelting operations due to the expiration of its long-term power contract and its inability to find alternative affordable power to continue operating as a smelter. In the fourth quarter of 2009, Anglesey commenced a remelt and casting operation, purchasing its own material to produce value added secondary aluminum products such as ingot and billet and selling 49% of its output to us. We in turn sell the secondary aluminum products to a third party and receive a portion of a premium over normal commodity market prices. The transactions are structured to largely eliminate our metal price and currency exchange rate risks with respect to income and cash flow related to Anglesey. See Note 3 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information regarding the operations of Anglesey.
     At December 31, 2008, we fully impaired our investment in Anglesey, and in the first half of 2009, we recorded additional impairment charges such that our investment balance in Anglesey remained at zero. During the third quarter of 2009, Anglesey incurred a significant net loss, primarily due to employee redundancy costs incurred in connection with the cessation of its smelting operations. Commencing in the quarter ended September 30, 2009, and continuing through December 31, 2010, we suspended the use of the equity method of accounting with respect to our ownership in Anglesey as we are not obligated to advance any funds to Anglesey, guarantee any obligations of Anglesey, or make any commitments to provide any financial support for Anglesey. Accordingly, we did not recognize our share of Anglesey’s operating results for such periods, pursuant to ASC Topic 323, Investments — Equity Method and Joint Ventures. We will not resume the use of the equity method of accounting with respect to our investment in Anglesey unless and until (i) our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. We do not anticipate the occurrence of such events during the next 12 months.
     The table below provides selected operational and financial information (in millions of dollars except shipments and prices) for Anglesey-related primary and secondary aluminum activities:

	Years Ended
	December 31,
	2010	2009	2008
Shipments (mm lbs)	0.4	113.9	133.1
Average realized third-party sales price (per pound)	$0.92	$0.79	$1.29
Net sales	$0.3	$89.9	$171.4
Operating Income (Loss)	$0.1	$8.4	$(14.8)
     In the fourth quarter of 2009, we in substance began to act as an agent in connection with sales of secondary aluminum produced by Anglesey and, consequently, our secondary aluminum sales are accounted for net of the cost of sales. Prior to the cessation of Anglesey’s smelting operations as of September 30, 2009, our sales of primary aluminum produced by Anglesey were recorded on a gross basis when title, ownership and risk of loss were passed to the buyer and collectability was reasonably assured.
     The following table recaps the major components of the operating results from Anglesey- related primary and secondary aluminum activities for 2010, 2009 and 2008 (in millions of dollars):

	Years Ended
	December 31,
	2010	2009	2008
Profit on metal sales from smelting operations (net of alumina sales)[1]	$0.1	$10.2	$15.5
Anglesey[2]	—	—	7.5
Impairment of investment in Anglesey	—	(1.8)	(37.8)

	$0.1	$8.4	$(14.8)

[1]	Operating income represents earnings on metal purchases from Anglesey and resold by us and on alumina purchases from third parties by us and sold to Anglesey while it operated as a smelter. Such earnings were impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

[2]	Represents our share of earnings from Anglesey under the smelting operations and foreign currency transaction gains (losses) relating to our settlement of trade payables to Anglesey denominated in British Pounds Sterling.
     Hedging Activities. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk to our customers. However, in certain instances we enter into firm price arrangements with our customers and incur price risk on our anticipated primary aluminum purchases in respect of such customer orders. At the time our Fabricated Products segment enters into a firm price customer contract, our Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in our Hedging business unit under All Other. Results from internal hedging activities between our Fabricated Products segment and Hedging business unit eliminate in consolidation. The Hedging business unit uses third party hedging instruments to limit exposure to metal-price risks related to firm price customer sales contracts. These transactions are reflected on our balance sheet and recorded at fair value.
     Additionally, through September 30, 2009, the Hedging business unit used third-party hedging instruments to limit our exposure to the British Pound Sterling exchange rate relating to Anglesey’s smelting operations.
     All hedging activities are managed centrally to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
     The table below provides a detail of operating income (loss) (in millions of dollars) from our Hedging business unit for 2010, 2009 and 2008:

	Years Ended
	December 31,
	2010	2009	2008
Internal hedging with Fabricated Products[1]	$0.1	$42.8	$(16.9)
Derivative settlements — Pound Sterling[2]	—	(12.2)	(2.9)
Derivative settlements — External metal hedging [2]	(0.6)	(29.2)	16.4
Market-to-market on derivative instruments[2]	3.6	75.6	(81.4)

	$3.1	$77.0	$(84.8)

[1]	Eliminates in consolidation.

[2]	Impacted by positions and market prices.
Corporate and Other Activities. Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items (in millions of dollars) for 2010, 2009 and 2008:

	Years Ended
	December 31,
	2010	2009	2008

Operating expense	$(37.4)	$(40.3)	$(39.3)
Impact to operating expense of non-run-rate items:
VEBA net periodic (expense) benefit income	(1.8)	(5.3)	0.6
Environmental expense	(0.3)	(1.7)	(0.5)
Other operating (charges) benefits	(0.1)	0.9	1.4

Total non-run-rate items	(2.2)	(6.1)	1.5

Operating expense excluding non-run-rate items	$(35.2)	$(34.2)	$(40.8)

     Corporate operating expenses excluding non-run-rate items for 2010 were $1.0 million higher than such expenses for the comparable period in 2009. The increase primarily reflects (i) a $1.6 million increase in employee compensation expense relating to our short-term incentive program and other benefit programs and (ii) a $2.0 million increase in worker’s compensation expense relating to historical workers’ compensation cases due to changes in estimated incurred but not reported expenses, partially offset by a $2.3 million decrease in non-cash stock compensation expense due to timing of vesting and changes in vesting assumptions relating to performance shares in connection with our long-term incentive programs.
     Corporate operating expenses excluding non-run-rate items for 2009 were $6.6 million lower than such expenses for 2008. The decrease reflects primarily (i) a $1.3 million decrease in short-term incentive compensation accrual, (ii) a $3.6 million decrease in professional fees primarily related to audit fees and (iii) a $1.3 million decrease in non-cash stock compensation expense due to timing of vesting and changes in vesting assumptions relating to performance shares in connection with our long-term incentive programs.
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
In addition, we have a stock transfer restriction agreement with the Union VEBA, which is our largest shareholder. Under the stock transfer restriction agreement, until the restriction release date, subject to exceptions for certain transactions that would not impair our federal income tax attributes, the Union VEBA is prohibited from transferring or otherwise disposing of more than 15% of the total common shares issued to the Union VEBA pursuant to our Plan during any 12-month period without the prior approval of our Board of Directors. Under our stock transfer restriction agreement, the number of common shares that generally may be sold by the Union VEBA during any 12-month period is 1,321,485. The next date on which the Union VEBA Trust may sell shares of our common stock without the prior consent of our board of directors is March 23, 2011.
     Preserving our federal income tax attributes affects our ability to issue new common shares because such issuances must be considered in determining whether an ownership change has occurred under Section 382 of the Code. We estimate that we can currently issue approximately 33.6 million common shares without potentially impairing our ability to use our federal income tax attributes. However, additional sales by the Union VEBA could, and other 5% transactions would, decrease the number of common shares we can issue during any 36 month period without impairing our ability to use our federal income tax attributes. Similarly, any issuance of common shares by us would limit the number of shares that could be transferred in 5% transactions (other than sales permitted to be made by the Union VEBA under the stock transfer restriction agreement without the consent of our Board of Directors). If at any time we were to issue the maximum number of common shares that we could possibly issue without potentially impairing our ability to use of our federal income tax attributes, there could be no 5% transactions (other than sales by the Union VEBA permitted under the stock transfer restriction agreement without the consent of our Board of Directors) during the 36-month period thereafter.
Liquidity and Capital Resources
Summary

     In March 2010, we implemented a new financing structure, the primary objectives of which were to improve liquidity, extend debt maturity dates, provide more flexible terms and conditions, and more efficiently utilize our assets to collateralize existing and future financing requirements. As part of the new structure, the maturity date of the Revolving Credit Facility was extended to March 2014 with an improved covenant structure, and secured solely by our accounts receivables, inventory and proceeds related thereto. Additionally, we issued Notes in the aggregate principal amount of $175 million that mature on April 1, 2015. As a result, we believe we have enhanced our liquidity and financial flexibility to continue to support our ongoing business needs and longer term strategic growth objectives.
     In connection with the issuance of the Notes, we paid $31.4 million to several financial institutions (the “Option Counterparties”) to purchase the Call Options, which relate to our own stock, and received $14.3 million for issuing to the Option Counterparties net-share-settled Warrants relating to approximately 3.6 million shares of our common stock. Concurrent with the issuance of the Notes, we also purchased approximately 1.2 million shares of our common stock for $44.2 million. (see Cash Flows below for further detail regarding our cash flows for 2010, 2009 and 2008 by segment).
     Cash and cash equivalents were $135.6 million at December 31, 2010, up from $30.3 million at December 31, 2009. The increase in cash is primarily driven by the financing transactions that occurred in March 2010, which provided a $107.9 million net increase in cash (see “Sources of Liquidity” below). Approximately $83.3 million of cash on hand at December 31, 2010 was utilized to fund the purchase of the Chandler, Arizona (Extrusion) facility and related assets of Alexco effective on January 1, 2011, net of $4.9 million of cash acquired in the acquisition. Cash equivalents consist primarily of money market accounts, investments with an original maturity of three months or less when purchased, and other highly liquid investments. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. We have not experienced losses on our temporary cash investments.
     In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged as collateral in connection with workers’ compensation requirements and certain agreements. Short-term restricted cash, which was included in Prepaid expenses and other current assets, totaled $0.9 million at both December 31, 2010 and December 31, 2009. Long-term restricted cash, which was included in Other Assets, was $16.3 million at December 31, 2010 and $17.4 million at December 31, 2009.
     There were no borrowings under our Revolving Credit Facility at both December 31, 2010 and December 31, 2009.
Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for 2010, 2009 and 2008 (in millions of dollars):

	Years Ended
	December 31,
	2010	2009	2008
Total cash provided by (used in):
Operating activities:
Fabricated Products	$100.1	$149.5	$77.3
All Other	(33.8)	(21.8)	(30.4)

	$66.3	$127.7	$46.9

Investing activities:
Fabricated Products	$(42.2)	$(59.2)	$(91.6)
All Other	(4.2)	18.5	(20.9)

	$(46.4)	$(40.7)	$(112.5)

Financing activities:
All Other	$85.4	$(56.9)	$(2.9)

	$85.4	$(56.9)	$(2.9)

Operating Activities

     Fabricated Products — In 2010, Fabricated Products segment operating activities provided $100.1 million of cash. Cash provided in 2010 was primarily related to operating income excluding non-run-rate items of $100.7 million, an increase in accounts payables and other accrued liabilities of $11.4 million and cash flows from significant changes in long-term assets and liabilities of $22.9 million (which represents cash received during the period from customers in advance of periods for which performance is completed and an increase in environmental accrual). The foregoing cash inflows were partially offset by an increase in inventory of $40.4 million.
     In 2009, Fabricated Products’ operating activities provided $149.5 million of cash. Cash provided in 2009 was primarily related to operating income excluding non-run-rate items of $87.3 million and significant cash flows from changes in current assets and liabilities, including a decrease in accounts receivables of $16.3 million, a decrease in inventory of $34.6 million, and an increase of $11.3 million in deferred revenues related primarily to cash received during the year from customers in advance of periods for which (i) production capacity is reserved, (ii) customer commitments have been deferred or reduced or (iii) performance is completed.
     In 2008, Fabricated Products’ operating activities provided $77.3 million of cash. Cash provided in 2008 was primarily related to operating income excluding non-run-rate items of $136.8 million and significant cash outflows from changes in current assets and liabilities, including an increase in inventories of $34.1 million, an increase in accounts receivables of $10.1 million and a decrease in accounts payables of $17.7 million.
     All Other — Cash used in operations in All Other is comprised of (i) cash provided (used) from Anglesey-related operating activities, (ii) cash provided by (used in) hedging activities and (iii) cash used in corporate and other activities.
     Anglesey-related activities provided $8.5 million of cash in 2010, while Anglesey-related activities used $6.0 million of cash in 2009 and provided $37.3 million of cash in 2008. Operating cash flow for 2010 was related to changes in working capital. Operating cash flows 2009 and 2008 were comprised of operating income from Anglesey-related activities and changes in working capital.
     Hedging-related activities provided (used) $3.7 million, $18.8 million and $(23.3) million of cash during 2010, 2009 and 2008, respectively. Cash flows in our Hedging business unit are related to realized hedging gains and losses on our derivative positions and are affected by the timing of settlement of such positions.
     Corporate and other operating activities used $46.0 million, $34.6 million and $44.4 million of cash during 2010, 2009 and 2008, respectively. Cash outflow from Corporate and other operating activities in 2010 consisted primarily of payments in respect of cash general and administrative costs of $31.8 million, $4.0 million of interest payment relating to the Notes, $2.8 million of annual VEBA contribution and $2.1 million of environmental costs. Cash outflow from Corporate and Other operating activities in 2009 consisted primarily of payments in respect of cash general and administrative costs of $29.0 million and annual VEBA contribution of $4.9 million. In 2008, cash outflow consisted primarily of payments in respect of cash general and administrative costs of $33.0 million and annual VEBA contribution of $8.5 million.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products was $42.2 million in 2010, compared to $59.2 million of cash used in 2009 and $91.6 million of cash used in 2008. Cash used in investing activities in 2010, 2009 and 2008 was primarily related to our capital expenditures. See “Capital Expenditures” below for additional information.
     All Other — Investing activities in All Other is generally related to activities in restricted cash and capital expenditures within the Corporate and Other business unit. We have restricted cash on deposit as financial assurance for certain environmental obligations and workers’ compensation claims from the State of Washington. Cash used in investing activities in 2010 is comprised primarily of the purchase of $4.4 million of available for sale securities in connection with our deferred compensation plan, a return of $1.1 million of restricted cash to us relating to workers’ compensation deposit, partially offset by $0.9 million of capital expenditures. Cash used in investing activities in All Other was $20.9 million in 2008, representing transfers of margin call deposits to our counterparties relating to our derivative positions at December 31, 2008 and cash deposits required relating to workers’ compensation with the State of Washington. Cash generated from investing activities in All Other in 2009 included the return of a portion the 2008 deposits.
Financing Activities
     All Other — Cash provided by financing activities in 2010 was $85.4 million. The cash inflow was primarily related to the issuance of the Notes and related transactions. We received $169.2 million of net proceeds from the Notes offering after deducting the initial purchasers’ discounts and transaction fees and fees and expenses of $5.8 million. In connection with the issuance of the Notes, we paid $31.4 million to Option Counterparties to purchase the Call Options and received $14.3 million for issuing the Warrants. In addition, we used $44.2 million of the net proceeds from the Notes transaction to repurchase approximately 1.2 million shares of our common stock. In addition to the financing transactions relating to the Notes, we also paid $19.0 million in cash dividends to our stockholders and holders of restricted stock and dividend equivalents to holders of restricted stock units and performance shares in 2010.
     Cash used in financing activities in the 2009 was $56.9 million. The cash outflow was primarily related to the repayment of net borrowings under our revolving credit facility of $36.0 million and $19.6 million in cash dividends and dividend equivalents. Cash used in financing activities in the 2008 was $2.9 million. The cash outflow was primarily related to $28.1 million used in share repurchases and $17.2 million in cash dividends and dividend equivalents, partially offset by $36.0 million of net borrowings under our revolving credit facility and $7.0 million of borrowing under a promissory note from the sellers of the Los Angeles facility (see “Debt” below).
Sources of Liquidity
     Our most significant sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and borrowing availability under our Revolving Credit Facility. We believe that funds generated from the expected results of operations together with available cash and cash equivalents and borrowing availability under our Revolving Credit Facility will be sufficient to finance our cash requirements, including those associated with our strategic investments and existing expansion plans, for at least the next 12 months. We also used these sources of liquidity to fund the purchase of the Chandler, Arizona (Extrusion) facility and related assets in January 2011. However, there can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our Revolving Credit Facility.
     On March 23, 2010, we and certain of our subsidiaries entered into the Revolving Credit Facility with a group of lenders. The Revolving Credit Facility provides for up to $200.0 million of borrowing base, of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility amended and restated our previously existing revolving credit facility, which had an expiration date in July 2011. The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of us and our domestic operating subsidiaries. Under the Revolving Credit Facility, we are able to borrow from time to time an aggregate amount equal to the lesser of $200.0 million or a borrowing base comprised of approximately 85% of eligible accounts receivable and approximately 65% of eligible inventory, reduced by certain reserves, all as specified in the Revolving Credit Facility.
     The Revolving Credit Facility matures in March 2014, at which time all outstanding amounts thereunder will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at our option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased to up to $250.0 million.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth in the Revolving Credit Facility. The Revolving Credit Facility places limitations on the ability of us and certain of our subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, we are required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1 to 1.0 if borrowing availability under the Revolving Credit Facility is less than $30 million.
     At December 31, 2010, based on the borrowing base determination in effect as of that date, we had $178.8 million available under the Revolving Credit Facility, of which $9.9 million was being used to support outstanding letters of credit, leaving $168.9 million of availability. There were no borrowings under the Revolving Credit Facility at December 31, 2010. The interest rate applicable to any borrowings under the Revolving Credit Facility would have been 5.25% at December 31, 2010 for overnight borrowings.
     Based on the borrowing base determination as of the date of filing of this Report, we had $193.7 million available under the Revolving Credit Facility, of which $9.8 million was used to support outstanding letters of credit, leaving $183.9 million of availability for additional borrowing and letters of credit. No borrowings were outstanding as of February 16, 2011 under the Revolving Credit Facility.
     At December 31, 2010, we were in compliance with all covenants contained in the Revolving Credit Facility. We do not believe that the covenants are reasonably likely to limit our ability to raise additional financing that may be necessary for our operations. The covenants also do not limit our ability to undertake equity financing. Additionally, because of the significant amount of our borrowing availability under the Revolving Credit Facility, we believe it is unlikely that we will trigger the liquidity threshold requiring measurement of the fixed charge coverage ratio.
Debt

     On March 29, 2010, we issued Notes in the aggregate principal amount of $175.0 million. Net proceeds from the sale of the Notes were approximately $169.2 million, after deducting the initial purchasers’ discounts and transaction fees and expenses. The Notes bear stated interest at a rate of 4.50% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2010. The Notes will mature on April 1, 2015, subject to earlier repurchase or conversion upon the occurrence of certain events.
     The Notes are not convertible into shares of our common stock or into any other securities under any circumstances. Instead, upon the conversion of the Notes, we will pay an amount of cash based on the market value of our common stock at that time and an initial conversion rate equal to 20.6949 shares of our common stock per $1,000 principal amount of the Notes (which is equal to a conversion price of approximately $48.32 per share, representing a 26% conversion premium over the closing price of $38.35 per share of our common stock on March 23, 2010), subject to adjustment, based on the occurrence of certain events, including, but not limited to, (i) the issuance of certain dividends on our common stock, (ii) the issuance of certain rights, options or warrants, (iii) the effectuation of share splits or combinations, (iv) certain distributions of property, and (v) certain issuer tender or exchange offers as described in the indenture governing the Notes. Holders may convert their Notes into cash before January 1, 2015, only in certain circumstances determined by (i) the market price of our common stock, (ii) the trading price of the Notes or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on or after January 1, 2015 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. The Notes are subject to repurchase by us at the option of the holders following a fundamental change, as defined in the indenture governing the Notes, including, but not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) approval of any plan or proposal for the liquidation, or dissolution of our company and (iv) our common stock ceasing to be listed on any of the New York Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Global Market, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest up to the fundamental change repurchase date. We may not redeem the Notes.
     The indenture governing the Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal amount of all Notes, and the interest accrued on such Notes, to be immediately due and payable.
     To reduce the risk associated with the cash conversion feature of the Notes, on March 23 and March 26, 2010, we entered into convertible note hedge transactions to purchase the Call Options from the Option Counterparties. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. The convertible note hedge transactions are expected to generally reduce our exposure to potential cash payments in excess of the principal amount of the Notes that we may be required to make upon the conversion of the Notes. Upon the exercise of the Call Options, the Company will be entitled to receive from the Option Counterparties amounts of cash generally based on the amount by which the market price per share of the Company’s common stock, as measured under the terms of the Call Options, is greater than the exercise price of the Call Options (which is initially equal to the initial conversion price of the Notes of $48.32 per share of our common stock during the relevant valuation period under the Call Options).
     On March 23 and March 26, 2010, we also entered into warrant transactions to sell the Option Counterparties the Warrants. The Warrants will expire on July 1, 2015. The Option Counterparties paid an aggregate amount of approximately $14.3 million to us for the Warrants. If the market price per share of our common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants (which is initially equal to $61.36 per share of common stock, which is 160% of the closing price of $38.35 per share of our common stock on March 23, 2010), we will issue the Option Counterparties shares of our common stock having a value equal to such excess, as measured under the terms of the Warrants.
     The Call Options and the Warrants are separate transactions, are not part of the terms of the Notes and do not change a holder’s rights under the Notes.
     In connection with our acquisition of the manufacturing facility, and related assets, of Nichols on August 9, 2010, a promissory note in the amount of $6.7 million (“Nichols Promissory Note”) was issued to Nichols as a part of the consideration paid. The Nichols Promissory Note bears interest at a rate of 7.5% per annum. Accrued but unpaid interest is due quarterly through maturity of the Nichols Promissory Note on August 9, 2015, with the first two such payments having been made on September 30, 2010 and December 31, 2010. We have the option to repay all or a portion of the Nichols Promissory Note at any time prior to the maturity date. Principal payments on the Nichols Promissory Note are due in equal quarterly installments, with the first two payments having been made on September 30, 2010 and December 31, 2010. The Nichols Promissory Note is secured by certain real property and equipment included in the assets acquired from Nichols in the acquisition. At December 31, 2010, the outstanding principal balance under the Nichols Promissory Note was $6.0 million, of which $1.3 million was payable within 12 months. For the year ended December 31, 2010, we recorded $0.2 million of interest expense related to the Nichols Promissory Note.

     As of December 31, 2010, we also had a $7.0 million outstanding promissory note (the “LA Promissory Note”) in connection with our purchase of the previously leased land and buildings associated with our Los Angeles, California facility in December 2008. Interest is payable on the unpaid principal balance of the LA Promissory Note monthly in arrears at the prime rate, as defined in the LA Promissory Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 million will be due on January 1, 2012, and the remaining $3.5 million will be due on January 1, 2013. The LA Promissory Note is secured by a deed of trust on the property. For the years ended December 31, 2010 and 2009, we recorded $0.3 million and $0.4 million of interest expense relating to the LA Promissory Note, respectively. The interest rate applicable to the LA Promissory Note was 4.75% at December 31, 2010.
Capital Expenditures and Investments
     A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. The following table presents our capital expenditures for 2010, 2009 and 2008 (in millions of dollars):

	Years Ended
	December 31,
	2010	2009	2008
Kalamazoo, Michigan facility[1]	$25.6	$47.1	$20.1
Spokane, Washington facility	5.8	5.4	36.2
Other [2]	3.9	5.8	38.1
Change in accounts payable associated with capital expenditures	3.6	0.9	(1.2)

Total capital expenditures, net of change in accounts payable	$38.9	$59.2	$93.2

[1]	The Kalamazoo, Michigan facility is equipped with two extrusion presses and a remelt operation. We expect that it will significantly improve the capabilities and efficiencies of our rod and bar operations, enhance the market position of such products, and build a platform for future growth for extrusion applications. This investment program was substantially completed in late 2010.

[2]	Other capital spending was spread among most of our manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security.
     Total capital expenditures and investments for Fabricated Products are currently expected to be in the $35 million to $45 million range for all of 2011 and are expected to be funded using cash generated from operations, available cash and cash equivalents, or borrowings under the Revolving Credit Facility or other third-party financing arrangements.
     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing or success of any such expenditures.
     Investments. On August 9, 2010, we acquired the Florence, Alabama facility, and related assets, of Nichols, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications. The acquired assets have been integrated into and complement the existing assets of our Fabricated Products segment. Consideration for the purchase consisted of (i) $9.0 million in cash, (ii) a promissory note in the amount of $6.7 million, payable to Nichols, and (iii) the assumption of certain liabilities totaling approximately $2.1 million.
     On October 12, 2010, we entered into an agreement to purchase the Chandler, Arizona (Extrusion) facility and related assets of Alexco, which manufacturers hard alloy extrusions for the aerospace industry. The transaction closed effective on January 1, 2011. We paid net cash consideration of $83.3 million (net of $4.9 million cash received in the acquisition) with existing cash on hand, and assumed certain liabilities totaling approximately $1.0 million. The acquisition positions us in a significant end market segment that provides a natural complement to our offerings of sheet, plate, cold finish and drawn tube products for aerospace applications in our Fabricated Products segment.
Dividends

     During 2010, 2009 and 2008, we paid a total of $19.0 million, $19.6 million and $17.2 million, or $0.96, $0.96 and $0.84 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and the holders of performance shares with respect to half of the performance shares.
     On January 12, 2011, our Board of Directors approved the declaration of a quarterly cash dividend of $0.24 per common share, or $4.7 million (including dividend equivalents), which was paid on or about February 15, 2011 to stockholders of record at the close of business on January 24, 2011.
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
Stock Repurchase Plan
     During the second quarter of 2008, our Board of Directors authorized the repurchase of up to $75.0 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. As of December 31, 2010, $46.9 million remained available for repurchases under the existing repurchase authorization.
     During the first quarter of 2010, in connection with the issuance of the Notes and pursuant to a separate authorization from our Board of Directors, we repurchased $44.2 million, or approximately 1.2 million shares of our outstanding common stock, in privately negotiated, off-market transactions.
     Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock or restricted stock units. When we withhold these shares, we are to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During 2010, we withheld 11,729 shares of common stock to satisfy tax withholding obligations. All such shares were withheld and cancelled by us on the applicable vesting dates or dates on which income was recognized, and the number of shares withheld was determined based on the closing price per common share as reported by the Nasdaq Stock Market, LLC on such dates.
Restrictions Related to Equity Capital
     As discussed in Note 11 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” and elsewhere in this Report, there are restrictions on the transfer of our common shares. Additionally, our Revolving Credit Facility places limitations on our ability to repurchase our common stock and to pay dividends.
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
     During the third quarter of 2010, we increased our environmental accruals in connection with our submission of a draft feasibility study to the Washington State Department of Ecology on September 8, 2010. The draft Feasibility Study included recommendations for a range of alternative remediations to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington which may be implemented over the next 30 years. The draft Feasibility Study indicates a range of viable remedial approaches, but agreement has not yet been reached with the Washington State Ecology on the final remediation approach. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before the final consent decree is issued. We expect the consent decree to be issued in 2012.
     Based on the recommended remediation alternatives in the draft Feasibility Study and other existing historical environmental matters at the Trentwood facility and certain other locations owned or operated by us, we increased our environmental accrual by $13.6 million during the third quarter. Our environmental accrual represents the low end of the range of incremental cost estimates based on proposed alternatives in the draft Feasibility Study, investigational studies and other remediation activities occurring at certain locations owned or operated by us. We expect that these remediation actions will be taken over the next 30 years and estimates that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $1.1 million in 2011, $0.9 million in 2012, $2.7 million in 2013, $0.7 million in 2014, and $14.8 million in 2015 and years thereafter through the balance of the 30 year period.
     As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors may result in revisions to management’s estimates and actual costs exceeding the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $21.3 million over the next 30 years. It is reasonably possible that our recorded estimate of its obligation may change in the next 12 months.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
Contractual Obligations and Commercial Commitments
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
     The following table provides a summary of our significant contractual obligations at December 31, 2010 (dollars in millions):

		Payments Due by Period
						2015 and
	Total	2011	2012	2013	2014	Thereafter
Operating activities:
Purchase obligations [1]	$267.9	$257.6	$1.4	$1.4	$1.4	$6.1
Operating leases[1]	56.9	6.9	6.4	5.5	3.0	35.1
Environmental liability[1]	20.2	1.1	0.9	2.7	0.7	14.8
Deferred revenue arrangement[1]	24.0	10.8	9.8	3.4	—	—
Investing activities:
Capital equipment[2]	0.7	0.7	—	—	—	—
Financing activities:
Convertible Notes[3,4]	175.0	—	—	—	—	175.0
Nichols note payable[3]	6.0	1.3	1.3	1.3	1.3	0.8
LA Note payable[3]	7.0	—	3.5	3.5	—	—
Other:
Standby letters of credit[5]	10.8
Uncertain tax liabilities[6]	14.0	1.1
Deferred compensation plan liability[7]	4.9

Total contractual obligations[8]	$582.5	$279.5	$23.3	$17.8	$6.4	$231.8

[1]	See “Obligations for Operating Activities” below.

[2]	See “Obligations for Investing Activities” below.

[3]	See “Obligations for Financing Activities” below.

[4]	The timing of the principal payment with respect to the Notes is based on the assumption no early conversion occurs.

[5]	Of the $10.8 million of standby letters of credit, $9.8 million represents letters of credit under the Revolving Credit Facility.

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

[6]	At December 31, 2010, we had uncertain tax positions which ultimately could result in tax payments. As the amount of ultimate tax payments beyond 2011 is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

[7]	The amount represents liability relating to our deferred compensation plan for certain key employees. As the distribution amount is contingent upon contingent upon vesting and other eligibility requirements, it is not practical to present annual payment information.

[8]	Total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “Off-Balance Sheet and Other Arrangements” below for a summary of possible annual variable cash contribution amounts at various levels of earnings and cash expenditures.”
Obligations for Operating Activities
     Cash outlays for operating activities primarily consist of purchase obligations with respect to primary aluminum, other raw materials and electricity, and payment obligations under operating leases.
     We have various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table are based on minimum quantities at the metal price at December 31, 2010. We believe the minimum quantities are lower than our current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different.
     Operating leases represent multi-year obligations for certain manufacturing facilities, warehousing, office space and equipment.
     Environmental liability represents the environmental accrual at December 31, 2010.
     Deferred revenue arrangements relate to fees received from customers for future delivery of products over the specified contract period. While these obligations are not expected to result in cash payments, they represent contractual obligations for which we would be obligated if the specified product deliveries could not be made.
Obligations for Investing Activities
     Capital project spending included in the preceding table represents non-cancelable capital commitments as of December 31, 2010. We expect capital projects to be funded through cash from our operations, borrowing under our Revolving Credit Facility or other financing sources.
Obligations for Financing Activities
     Cash outlays for financing activities consist of our principal obligations under long-term debt. As of December 31, 2010, we had Notes in the aggregate principal amount of $175.0 million, $6.0 million under the Nichols Promissory Note and $7.0 million under the LA Promissory Note outstanding. We had zero borrowings outstanding under our Revolving Credit Facility.
Off-Balance Sheet and Other Arrangements
     Our employee benefit plans include the following:
•	Monthly contributions of $1.00 per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the USW and International Association of Machinists and certain other unions at certain of our production facilities, except that the monthly contributions per hour worked by each bargaining unit employee to a pension plan sponsored by the USW at our Newark, Ohio and Spokane, Washington facilities increased to $1.25 starting July 2010 and will increase to $1.50 in July 2015, and monthly contributions to a pension plan sponsored by the USW at our newly acquired Florence, Alabama facility are $1.25 per hour worked by each bargaining unit employee. We currently estimate that contributions will range from $2.0 million to $4.0 million per year through 2013.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the our production facilities. We are required to make contributions to this plan for active bargaining unit employees at four of these production facilities ranging from $800 to $2,400 per employee per year, depending on the employee’s age. We currently estimate that contributions to such plans will range from $1.0 million to $3.0 million per year.

•	A defined benefit plan for salaried employees at our facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2010 and 2009, approximately 62% and 55% of the plan assets were invested in equity securities, respectively, and 36% and 40% of plan assets were invested in debt securities, respectively. The remaining plan assets were invested in short-term securities in both years. Our investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short-term securities.

•	A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution annually. We currently estimate that contributions to such plan will range from $4.0 million to $6.0 million per year.

•	A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under our defined contribution plan, as a result of the limitations imposed by the Internal Revenue Code. Despite the plan being an unfunded plan, We make an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of the our general creditors, and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the rabbi trust relating to the deferred compensation plan are accounted for as available for sale securities and are included as Other assets on the Consolidated Balance Sheets. Liabilities relating to the deferred compensation plan are included on the Consolidated Balance Sheets as Long-term liabilities. See Note 6 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of the Report for further discussion.

•	An employment agreement with our chief executive officer which was renewed in November 2010 and extends through July 6, 2015. We also provide certain members of senior management, including each of our named executive officers, with benefits related to terminations of employment in specified circumstances, including in connection with a change in control, by us without cause and by the named executive officer with good reason.

•	We have an annual variable cash contribution to the Salaried VEBA and Union VEBA pursuant to various agreements with the VEBAs. Under these agreements, the amount to be contributed to the VEBAs will be 10% of the first $20 million of annual cash flow (as defined; but generally, earnings before interest, taxes and depreciation and amortization (“EBITDA”) less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20 million. In connection with the renegotiation and entry of a labor agreement with the USW in regard to employees of our Newark, Ohio and Spokane, Washington facilities on January 20, 2010, we agreed to extend our obligation to make annual variable cash contributions to the Union VEBA to September 30, 2017. Under these agreements the aggregate annual payments may not exceed $20 million and are also limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50 million. Such amounts are determined on an annual basis and payable within 120 days following the end of fiscal year, or within 15 days following the date on which we file our Annual Report on Form 10-K with the SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of our annual financial statements), whichever is earlier. At December 31, 2010, an annual contribution of $2.1 million was accrued and is payable in the first quarter of 2011.

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

	Cash Payments for
	Capital Expenditures, Income Taxes,
	Interest Expense, etc.
EBITDA	$25.0	$50.0	$75.0	$100.0
$20.0	$—	$—	$—	$—
40.0	1.5	—	—	—
60.0	5.0	1.0	—	—
80.0	9.0	4.0	.5	—

	Cash Payments for
	Capital Expenditures, Income Taxes,
	Interest Expense, etc.
EBITDA	$25.0	$50.0	$75.0	$100.0
100.0	13.0	8.0	3.0	—
120.0	17.0	12.0	7.0	2.0
140.0	20.0	16.0	11.0	6.0
160.0	20.0	20.0	15.0	10.0
180.0	20.0	20.0	19.0	14.0
200.0	20.0	20.0	20.0	18.0
•	We have a short-term incentive compensation plan for certain members of management, payable in cash and based primarily on earnings, adjusted for certain safety and performance factors. Most of our production facilities have similar programs for both hourly and salaried employees.

•	On July 6, 2006, the 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”) became effective. Under the Equity Incentive Plan, awards are granted for certain members of management, our directors, and directors emeritus, as more fully discussed in Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report. Awards have been made in each calendar year, since inception of the Equity Incentive Plan, and additional awards are expected to be made in 2011 and future years.

•	In March 2010, we issued the Notes and the Warrants, and purchased the Call Options (see Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report). As of December 31, 2010, the Notes were not convertible. We do not expect the Notes to be converted by investors until close to their maturity date, if at all. It is possible to have the Notes converted prior to their maturity date if, for example, a holder perceives (and market data validates the perception) the market for the Notes to be weaker than the market for our common stock. Upon an investor’s election to convert, we are required to pay the conversion value in cash. We expect that any payment above the principal amount would be effectively offset by payments we would be entitled to receive from exercise of the Call Options.

•	We have outstanding letters of credit totaling $9.8 million under our Revolving Credit Facility as of December 31, 2010.
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

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for loss contingencies in their financial statements only if both (i) the potential loss is “probable” and (ii)
	In estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material if different than those reflected in our accruals. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
the amount (or a range) of probable loss can be “estimatable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a “probable” loss or “estimatable” and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter.
reserves, our future results from operations could be materially affected.

Our judgments and estimates in respect of defined benefit plans.

At December 31, 2010, we had two defined benefit postretirement medical plans (i.e. the postretirement medical plans maintained by the VEBAs which we are required to reflect on our financial statements despite our limited obligations to the VEBAs in regard to those plans) and a pension plan for our Canadian plant. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (i.e., salary increases, medical costs, retirement age, and mortality). The most significant assumptions used in determining the estimated year-end obligations were the assumed discount rate, long-term rate of return (“LTRR”) and the assumptions regarding future medical cost increases.

In addition to the above assumptions used in the actuarial valuation,
Since recorded obligations represent the present value of expected pension and postretirement benefit payments over the life of the plans, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of the obligations to decline. The LTRR on plan assets reflects an assumption regarding what the amount of earnings would be on existing plan assets (before considering any future contributions to the plans). Increases in the assumed LTRR would cause the projected value of plan assets available to satisfy pension and postretirement obligations to increase, yielding a reduced net expense in respect of these obligations. A reduction in the LTRR would reduce the amount of projected net assets available to satisfy pension and postretirement obligations and, thus, cause the net expense in respect of these obligations to increase. As the assumed rate of increase in medical costs goes up, so does the net projected obligation. Conversely, if the rate of increase was assumed to be smaller, the projected obligation would decline.	The rate used to discount future estimated liabilities is determined considering the rates available at year end on debt instruments that could be used to settle the obligations of the plan. A change in the discount rate of 1/4 of 1% would impact the accumulated pension benefit obligations by approximately $0.2 million, $1.0 million and $7.0 million in relation to the Canadian pension plan, the Salaried VEBA and the Union VEBA, respectively, and impact 2011 expense by $0.7 million.

The LTRR on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for LTRR on plan assets of 1/4 of 1% would impact expense by approximately $0.1 million and $1.1 million in 2011 in relation to the Salaried VEBA and the Union VEBA, respectively.

An increase in the health care trend rate of 1/4 of 1% would increase the accumulated benefit obligations of the Union VEBA by approximately $6.8 million and increase 2011 expense by $1.2 million. Conversely, a decrease in the health care trend rate of 1/4 of 1% would decrease accumulated benefit obligations of the Union VEBA by

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
changes in plan provisions could also have a material impact on the net funded status of the VEBAs. Our only obligation to the VEBAs is to pay the annual variable contribution amount and we have no control over the plan provisions. We rely on information provided to us by the VEBA administrators with respect to specific plan provisions such as annual benefits paid.

See Note 11 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information in respect of the benefit plans.
	A change in plan provisions would cause the estimate obligations to change. An increase in annual paid benefits would increase the estimated present value of the obligations and conversely, a decrease in annual paid benefits would decrease the present value of the obligations.	approximately $6.5 million and decrease 2011 expense by $1.1 million.

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

See Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information in respect of environmental contingencies.
Making estimates of possible incremental environmental remediation costs is subject to inherent uncertainties. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material if different than those reflected in our accruals.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our future results from operations could be materially affected.

Our judgments and estimates in respect of conditional asset retirement obligations.

We recognize conditional asset	The estimation of CAROs is subject to a	Although we believe that the judgments and

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
retirement obligations (“CAROs”) related to legal obligations associated with the normal operations of certain of our facilities. These CAROs consist primarily of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, ceilings or piping) of certain of our older facilities if such facilities were to undergo major renovation or be demolished. There are currently plans for such renovation or demolition at one facility and management’s current assessment is that certain immaterial CAROs may be triggered during the next four years. For locations where there are no current plans for renovations or demolitions, the most probable scenario is such CAROs would not be triggered for 20 or more years, if at all.

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

See Note 4 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information in respect of renovation and demolition contingencies.
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

Long Lived Assets.

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-
Our impairment loss calculations contain uncertainties because they require management to make assumptions and apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.	We have not made any material changes in our impairment loss assessment methodology.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the fair value, which may be based on estimated future cash flows (discounted and with interest charges) to the asset’s carrying value. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the assets estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.
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

Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and many other items. However, if among other things, (1) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report, (2) income is distributed differently than expected among tax jurisdictions, (3) one or more material events or transactions occur which were not contemplated, (4) other uncontemplated transactions occur, or (5) certain expected deductions, credits or carry forwards are not	Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

A change in our effective tax rate by 1% would have had an impact of approximately $0.3 million to net income for the year ended December 31, 2010.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional discussion of these matters.

Tax Contingencies.

We use a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measure reserves in respect of such expected benefits based on their probability. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. See Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information in respect of the recognition of tax attributes.
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

Our liability related to uncertain tax positions at December 31, 2010 was $14.0 million.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
Inventory Valuation

We value our inventories at the lower of cost or market value. For the Fabricated Products segment, finished products, work-in-process and raw material inventories are stated on LIFO basis, and other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost.

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
Notes and Call Options

The cash conversion feature of the Notes and the Call Options are accounted for as derivative instruments. We measure the value of the cash conversion feature as the difference between the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. We value the Notes based on the trading price of the Notes and we value the Notes without the cash conversion feature based on the present value of the series of fixed income cash flows under the Notes, with a mandatory redemption in 2015. We value the Call Options using a binomial lattice valuation model.
	Significant inputs to the model include our stock price, risk-free rate, credit spread, dividend yield, expected volatility of our stock price, and probability of certain corporate events, all of which are observable inputs by market participants. Our estimates of fair value of the cash conversion feature of the Notes and the Call Options contain uncertainties given the difficulty in predicting factors such as the expected volatility of our stock price and the probability of certain corporate events. The primary driver of fair values of both the Call Option and the cash conversion feature of the Notes is our stock price.	An increase or decrease of $10 in our stock price would cause the net estimated fair values of the cash conversion feature and the Call Options to increase or decrease by approximately $3 million. We do not expect the net change in the fair value of these derivatives to have a material impact to our financial statements, over time.

Potential Effect if Actual Results
Description	Judgments and Uncertainties	Differ From Assumptions
Acquisition, Goodwill and Intangible Assets

We accounted for acquisitions using the purchase method of accounting, which requires that the assets acquired and liabilities assumed to be recorded at the date of acquisition at their respective estimated fair values.

We recognize goodwill as of the acquisition date, as a residual over the fair values of the identifiable net assets acquired. Goodwill is tested for impairment at least on an annual basis, as well as on an interim basis as warranted, at the time of events and changes in circumstances.

Definite-lived intangible assets acquired will be amortized over the estimated useful lives of the respective assets, to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, we use a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets will be reviewed for impairment.
	The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can significantly impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows. As the determination of an asset’s fair value and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.	We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate goodwill and intangible assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values assigned to each class of assets acquired and liabilities assumed, we may be exposed to losses from impairment charges that could be material.
New Accounting Pronouncements
     For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see the section “New Accounting Pronouncements” from Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.
Available Information
     Our website is located at www.kaiseraluminum.com. The website includes a section for investor relations under which we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases. In addition, all Kaiser Aluminum Corporation filings submitted to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements for our annual meeting of stockholders, as well as other Kaiser Aluminum Corporation reports and statements, are available on the SEC’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. In addition, we provide and archive on our website webcasts of our quarterly earnings calls and certain events in which management participates or hosts with members of the investment community, and related investor presentations. The contents of the website is not intended to be incorporated by reference into this Report or in any other report or document filed by us and any reference to the websites are intended to be inactive textual references only.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 14 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.

Sensitivity
     Primary/Secondary Aluminum. As a result of the full curtailment of Anglesey’s smelting operations at September 30, 2009 and the commencement of secondary aluminum remelt and casting operations discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (see “Results of Operations — Segment and Business Unit Information — All Other”) of this Report, we believe our exposure to primary aluminum price risk, with respect to our income and cash flow related to our share of Anglesey production, has largely been eliminated.
     Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk to our customers. However, in certain instances we enter into firm price arrangements with our customers and incur price risk on our anticipated primary aluminum purchases in respect of such customer orders. At the time our Fabricated Products segment enters into a firm price customer contract, our Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in our Hedging business unit under All Other. Results from internal hedging activities between our Fabricated Products segment and Hedging business unit eliminate in consolidation. The Hedging business unit uses third-party hedging instruments to limit exposure to metal-price risks related to firm price customer sales contracts and such transactions may have an adverse effect on our financial position, results of operations and cash flows.
     Total fabricated products shipments during 2010, 2009 and 2008 for which we had price risk were (in millions of pounds) 97.0, 162.7 and 228.3, respectively. At December 31, 2010, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the period 2011 through 2013 and thereafter totaling approximately (in millions of pounds) 90.9, 14.5 and 0.4, respectively.
     Foreign Currency. We, from time to time, enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is our operating costs of our London, Ontario facility and for cash commitments for equipment purchases.
     We do not anticipate recognition of equity income or losses relating to our investment in Anglesey for at least the next 12 months. Further, we expect to purchase and sell our share of Anglesey secondary aluminum production under pricing mechanisms that are intended to eliminate metal price risk and currency exchange risk. As a result, the British Pound Sterling exchange exposure related to our income and cash flow relating to Anglesey is effectively eliminated in the near-term.
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmbtu) impacts our annual operating costs by approximately $3.8 million.
     We, from time-to-time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of December 31, 2010, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 95% of the expected natural gas purchases for 2011, approximately 74% of the expected natural gas purchases for 2012 and approximately 22% of the expected natural gas purchases for 2013.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
Item 8. Financial Statements and Supplementary Data
Management’s Report on the Financial Statements and Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheet
Statement of Consolidated Income (Loss)
Statement of Consolidated Stockholders’ Equity and Comprehensive Income (Loss)
Statement of Consolidated Cash Flows
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
     The consolidated financial statements have been audited by Deloitte & Touche LLP for the years ended December 31, 2010, 2009 and 2008, an independent registered public accounting firm who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firms’ responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.
     Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2010 included in Item 8. “Financial Statements and Supplementary Data” of this Report, has issued an audit report on the effectiveness of our internal control over financial reporting.

/s/ Jack A. Hockema	/s/ Daniel J. Rinkenberger

President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California
We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 22, 2011

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In millions of dollars, except share and per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents
Receivables:	$135.6	$30.3
Trade, less allowance for doubtful receivables of $0.6 at December 31, 2010 and $0.8 at December 31, 2009, respectively	83.0	83.7
Due from affiliate	—	0.2
Other	5.2	2.2
Inventories	167.5	125.2
Prepaid expenses and other current assets	80.1	59.1

Total current assets	471.4	300.7
Property, plant, and equipment — net	354.1	338.9
Net asset in respect of VEBA	195.7	127.5
Deferred tax assets — net	231.1	277.2
Intangible assets, net	4.0	—
Goodwill	3.1	—
Other assets	83.0	41.2

Total	$1,342.4	$1,085.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50.8	$49.0
Accrued salaries, wages, and related expenses	31.1	33.1
Other accrued liabilities	42.0	32.1
Payable to affiliate	17.1	9.0
Long-term debt-current portion	1.3	—

Total current liabilities	142.3	123.2
Net liability in respect of VEBA	—	0.3
Long-term liabilities	134.7	53.7
Cash convertible senior notes	141.4	—
Other long-term debt	11.8	7.1

Total liabilities	430.2	184.3
Commitments and contingencies — Note 13
Stockholders’ equity:
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2010 and at December 31, 2009; 19,214,451 shares issued and outstanding at December 31, 2010 and 20,276,571 shares issued and outstanding at December 31, 2009	0.2	0.2
Additional capital	987.1	967.8
Retained earnings	80.1	85.0
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 3,523,980 shares at December 31, 2010 and 4,845,465 shares at December 31, 2009	(84.6)	(116.4)
Treasury stock, at cost, 1,724,606 shares at December 31, 2010 and 572,706 shares at December 31, 2009	(72.3)	(28.1)
Accumulated other comprehensive income (loss)	1.7	(7.3)

Total stockholders’ equity	912.2	901.2

Total	$1,342.4	$1,085.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In millions of dollars, except share and per share amounts)

Net sales	$1,079.1	$987.0	$1,508.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	946.8	766.4	1,400.7
Lower of cost or market inventory write-down	—	9.3	65.5
Impairment of investment in Anglesey	—	1.8	37.8
Restructuring costs and other (benefits) charges	(0.3)	5.4	8.8
Depreciation and amortization	19.8	16.4	14.7
Selling, administrative, research and development, and general	64.4	69.9	73.1
Other operating charges (benefits), net	4.0	(0.9)	(1.4)

Total costs and expenses	1,034.7	868.3	1,599.2

Operating income (loss)	44.4	118.7	(91.0)
Other (expense) income:
Interest expense	(11.8)	—	(1.0)
Other (expense) income, net	(4.2)	(0.1)	0.7

Income (loss) before income taxes	28.4	118.6	(91.3)
Income tax (provision) benefit	(14.3)	(48.1)	22.8

Net income (loss)	$14.1	$70.5	$(68.5)

Earnings per share, Basic — Note 1, 15
Net income (loss) per share	$0.72	$3.51	$(3.45)

Earnings per share, Diluted — Note 1, 15
Net income (loss) per share	$0.72	$3.51	$(3.45)

Weighted-average number of common shares outstanding (000):
Basic	19,377	19,639	19,980

Diluted	19,377	19,639	19,980

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Income (Loss)	Total
	(In millions of dollars, except for shares)
BALANCE, December 31, 2007	20,580,815	$0.2	$948.9	$116.1	$(116.4)	$—	$(6.0)	$942.8

Net loss	—	—	—	(68.5)	—	—	—	(68.5)
Tax effect of prior year pension adjustments	—	—	(0.7)	—	—	—	0.7	—
Defined benefit plans adjustments:
Net actuarial loss arising during the period (net of tax of $34.3)	—	—	—	—	—	—	(55.4)	(55.4)
Prior service cost arising during the period (net of tax of $3.4)	—	—	—	—	—	—	(5.5)	(5.5)
Less: amortization of net actuarial loss (net of tax of $(0.1))	—	—	—	—	—	—	0.2	0.2
Less: amortization of prior service cost (net of tax of $(0.3))	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	5.2	5.2

Comprehensive loss		—	—	—	—			(123.5)

Recognition of pre-emergence tax benefits in accordance with fresh start accounting	—	—	1.9	—	—	—	—	1.9

Equity compensation recognized by an unconsolidated affiliate (net of tax of $0.1)	—	—	(0.1)	—	—	—	—	(0.1)

Capital distribution by unconsolidated affiliate to its parent company (net of tax of $0.6)	—	—	(0.9)	—	—	—	—	(0.9)

Issuance of non-vested shares to employees	52,970	—	—	—	—	—	—	—

Issuance of common shares to directors	3,689	—	0.2	—	—	—	—	0.2

Issuance of common shares to employees upon vesting of restricted stock units and performance shares	1,521	—	—	—	—	—	—	—

Cancellation of employee non-vested shares	(9,953)	—	—	—	—	—	—	—

Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(11,423)	—	(0.7)	—	—	—	—	(0.7)

Cash dividends on common stock ($0.66 per share)	—	—	—	(13.5)	—	—	—	(13.5)

Repurchase of common stock	(572,706)	—	—	—	—	(28.1)	—	(28.1)

Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	0.1	—	—	—	—	0.1

Amortization of unearned equity compensation	—	—	9.9	—	—	—	—	9.9

BALANCE, December 31, 2008	20,044,913	$0.2	$958.6	$34.1	$(116.4)	$(28.1)	$(60.3)	$788.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Income (Loss)	Total
	(In millions of dollars, except for shares)
BALANCE, December 31, 2008	20,044,913	$0.2	$958.6	$34.1	$(116.4)	$(28.1)	$(60.3)	$788.1

Net income	—	—	—	70.5	—	—	—	70.5
Defined benefit plans adjustments:
Net actuarial gain arising during the period (net of tax of $(43.2))	—	—	—	—	—	—	71.4	71.4
Prior service cost arising during the period (net of tax of $12.2)	—	—	—	—	—	—	(20.2)	(20.2)
Less: amortization of net actuarial loss (net of tax of $(1.4))	—	—	—	—	—	—	2.4	2.4
Less: amortization of prior service cost (net of tax of $(0.6))	—	—	—	—	—	—	0.9	0.9
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(1.5)	(1.5)

Comprehensive income		—	—	—	—			123.5

Capital distribution by unconsolidated affiliate to its parent company	—	—	(0.1)	—	—	—	—	(0.1)

Issuance of non-vested shares to employees	196,829	—	—	—	—	—	—	—

Issuance of common shares to employees in lieu of cash bonus	15,674	—	0.3	—	—	—	—	0.3

Issuance of common shares to directors	3,734	—	0.1	—	—	—	—	0.1

Issuance of common shares to employees upon vesting of restricted stock units and performance shares	21,089	—	—	—	—	—	—	—

Cancellation of employee non-vested shares	(5,668)	—	—	—	—	—	—	—

Cash dividends on common stock ($0.96 per share)	—	—	—	(19.6)	—	—	—	(19.6)

Excess tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	(0.1)	—	—	—	—	(0.1)

Amortization of unearned equity compensation	—	—	9.0	—	—	—	—	9.0

BALANCE, December 31, 2009	20,276,571	$0.2	$967.8	$85.0	$(116.4)	$(28.1)	$(7.3)	$901.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Income (Loss)	Total
	(In millions of dollars, except for shares)
BALANCE, December 31, 2009	20,276,571	$0.2	$967.8	$85.0	$(116.4)	$(28.1)	$(7.3)	$901.2

Net income	—	—	—	14.1	—	—	—	14.1
Net actuarial gain arising during the period (net of tax of $(4.4))	—	—	—	—	—	—	7.0	7.0
Less: amortization of net actuarial gain (net of tax of $0.2)	—	—	—	—	—	—	(0.2)	(0.2)
Less: amortization of prior service cost (net of tax of $(1.6))	—	—	—	—	—	—	2.6	2.6
Unrealized gain on available for sale securities (net of tax of $0)	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(0.5)	(0.5)

Comprehensive income		—	—	—	—			23.1

Sale of Union VEBA shares by the Union VEBA, net of tax of $19.6	—	—	0.7	—	31.8	—	—	32.5

Issuance of warrants	—	—	14.3	—	—	—	—	14.3

Issuance of non-vested shares to employees	97,931	—	—	—	—	—	—	—

Issuance of common shares to directors	4,612	—	0.2	—	—	—	—	0.2

Issuance of common shares to employees upon vesting of restricted stock units and performance shares	4,934	—	—	—	—	—	—	—

Cancellation of employee non-vested shares	(5,968)	—	—	—	—	—	—	—

Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(11,729)	—	(0.4)	—	—	—	—	(0.4)

Repurchase of common stock	(1,151,900)	—	—	—	—	(44.2)	—	(44.2)

Cash dividends on common stock ($0.96 per share)	—	—	—	(19.0)	—	—	—	(19.0)

Amortization of unearned equity compensation	—	—	4.5	—	—	—	—	4.5

BALANCE, December 31, 2010	19,214,451	$0.2	$987.1	$80.1	$(84.6)	$(72.3)	$1.7	$912.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions of dollars)
Cash flows from operating activities:
Net income (loss)	$14.1	$70.5	$(68.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation of property, plant and equipment	19.5	16.4	14.7
Amortization of definite-lived intangible assets	0.3	—	—
Amortization of debt discount and debt issuance costs	4.5	—	0.2
Deferred income taxes	14.5	47.3	(31.0)
Excess tax deficiency (benefit) upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.1	(0.1)
Non-cash equity compensation	4.7	9.1	10.1
Net non-cash LIFO charges and lower of cost or market inventory write-down	16.5	18.0	57.7
Non-cash unrealized losses (gains) on derivative positions	5.5	(80.5)	87.1
Amortization of option premiums	1.8	5.5	—
Non-cash impairment charges	4.6	2.3	42.1
Equity in (income) loss of unconsolidated affiliate, net of distributions	—	(1.9)	1.8
Losses (gains) on disposition of property, plant and equipment	0.1	0.1	(0.1)
Other non-cash changes in assets and liabilities	1.0	5.5	(0.3)
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(1.2)	30.1	(13.2)
Receivable from affiliate	0.2	11.6	(2.3)
Inventories (excluding LIFO charges (benefits) and lower of cost or market write-down)	(56.3)	29.1	(22.7)
Prepaid expenses and other current assets	(0.9)	(2.0)	(7.0)
Accounts payable	4.2	(2.5)	(18.9)
Accrued liabilities	0.4	(19.8)	7.1
Payable to affiliate	8.1	(18.5)	8.9
Accrued income taxes	—	—	(0.4)
Long-term assets and liabilities, net	24.7	7.3	(18.3)

Net cash provided by operating activities	66.3	127.7	46.9

Cash flows from investing activities:
Capital expenditures	(38.9)	(59.2)	(93.2)
Purchase of available for sale securities	(4.4)	—	—
Net proceeds from dispositions of manufacturing facility and related assets	4.8	—	—
Net proceeds from dispositions of property, plant and equipment	—	—	1.6
Cash payment for acquisition of manufacturing facility and related assets	(9.0)	—	—
Change in restricted cash	1.1	18.5	(20.9)

Net cash used in investing activities	(46.4)	(40.7)	(112.5)

Cash flows from financing activities:
Proceeds from issuance of cash convertible senior notes	175.0	—	—
Cash paid for financing costs in connection with issuance of cash convertible senior notes	(5.9)	—	—
Purchase of call option in connection with issuance of cash convertible senior notes	(31.4)	—	—
Proceeds from issuance of warrants	14.3	—	—
Repayment of promissory note — current portion	(0.7)	—	—
Borrowings under note payable	—	—	7.0
Borrowings under the revolving credit facility	—	111.6	171.5
Repayment of borrowings under the revolving credit facility	—	(147.6)	(135.5)
Cash paid for financing costs in connection with the revolving credit facility	(2.7)	(1.2)	—
Excess tax (deficiency) benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	(0.1)	0.1
Retirement of common stock	—	—	(0.7)
Repurchase of common stock	(44.2)	—	(28.1)
Cash dividend paid to stockholders	(19.0)	(19.6)	(17.2)

Net cash provided by (used in) financing activities	85.4	(56.9)	(2.9)

Net increase (decrease) in cash and cash equivalents during the period	105.3	30.1	(68.5)
Cash and cash equivalents at beginning of period	30.3	0.2	68.7

Cash and cash equivalents at end of period	$135.6	$30.3	$0.2

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
     Recognition of Sales. Sales are generally recognized on a gross basis when title, ownership and risk of loss pass to the buyer and collectability is reasonably assured. In connection with Anglesey’s remelt operations, which commenced in the fourth quarter of 2009, the Company substantially reduced or eliminated its risks with respect to inventory loss and fluctuations in metal prices and foreign currency exchange rates. In the fourth quarter of 2009, the Company in substance began to act as an agent in connection with sales of secondary aluminum produced by Anglesey and, consequently, the Company’s sales of such secondary aluminum are presented net of cost of sales.
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
     Certain of the capacity reservation and commitment deferral agreements provide for periodic, such as quarterly or annual, billing for the duration of the contract. For capacity reservation agreements, the Company recognizes revenue ratably over the period of the capacity reservation. Accordingly, the Company may recognize revenue prior to billing reservation fees. At December 31, 2010 and December 31, 2009, the Company had $1.1 and $0.3 of unbilled receivables, respectively, included within Trade receivables on the Company’s Consolidated Balance Sheets. For commitment deferral agreements, the Company recognizes revenue upon the earlier occurrence of the related sale of product or the end of the commitment period. In connection with other agreements, the Company may collect funds from customers in advance of the periods for which (i) the production capacity is reserved, (ii) commitments are deferred, (iii) commitments are reduced or (iv) performance is completed, in which event the recognition of revenue is deferred until such time as the fee is earned. Any unearned fees are included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company’s Consolidated Balance Sheets (see Note 6). At December 31, 2010 and December 31, 2009, the Company had total deferred revenues of $24.0 and $15.5, respectively, relating to these agreements. Such deferred revenue is included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company’s Consolidated Balance Sheets (see Note 6).
     Earnings per Share. ASC Topic 260, Earnings Per Share, defines unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires inclusion of such securities in the computation of earnings per share pursuant to the two-class method. Topic 260 mandates the application of the foregoing principles to all financial statements issued for fiscal years beginning after December 2008 and requires retrospective application. Upon adoption, the Company retrospectively adjusted its earnings per share data, resulting in a $0.02 per share reduction in both the basic and diluted earnings per common share for 2008.
     Basic earnings per share is computed by dividing distributed and undistributed earnings allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The shares owned by a voluntary employee’s beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
(the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic weighted-average number of common shares outstanding because such shares were irrevocably issued and have full dividend and voting rights. Diluted earnings per share is calculated as the more dilutive result of computing earnings per share under: (i) the treasury stock method or (ii) the two-class method (see Note 15).
     Stock-Based Compensation. Stock based compensation is provided to certain employees, directors and a director emeritus, and is accounted for at fair value, pursuant to the requirements of ASC Topic 718, Compensation — Stock Compensation. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The fair value of awards provided to the director emeritus is not material. The cost of an award is recognized as an expense over the requisite service period of the award on a straight-line basis. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight-line method. The Company recognized compensation expense for 2010, 2009 and 2008 of $3.7, $8.2, and $9.9 respectively, in connection with vested awards and non-vested stock, restricted stock units and stock options (see Note 12).
     The Company grants performance shares to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance, measured over a three-year performance period. The EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, as defined in the 2008-2010, 2009-2011 and 2010-2012 Long-Term Incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three-year performance periods on a ratable basis. The Company recognized compensation expense for 2010, 2009 and 2008 of $0.8, $0.9, and $0.2 respectively, in connection with the performance shares.
     Acquisition, Goodwill and Intangible Assets. Acquisitions are accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The Company recognizes assets acquired and liabilities assumed, including assets acquired and liabilities assumed arising from contractual contingencies at the acquisition date, at their respective estimated fair values. The Company recognizes goodwill as of the acquisition date as a residual over the fair values of the identifiable net assets acquired. Acquisition-related costs are expensed directly in the period in which they are incurred and are included in Selling, administrative, research and development, and general in the Statements of Consolidated Income.
     Goodwill is tested for impairment on an annual basis during the third quarter, as well as on an interim basis, as warranted, at the time of events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and will be amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, the Company uses a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets will be reviewed for impairment. The weighted-average estimated useful life of the Company’s intangible assets is 18 years (see Note 9).
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
     Restructuring Costs and Other Charges. Restructuring costs and other charges include employee severance and benefit costs, impairment of owned equipment to be disposed of, and other costs associated with exit and disposal activities. The Company applies the provisions of ASC Topic 420, Exit or Disposal Cost Obligations, to account for obligations arising from such activities. Severance and benefit costs incurred in connection with exit activities are recognized when the Company’s management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. For owned facilities and equipment, impairment losses recognized are based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include costs to consolidate facilities or close facilities, terminate contractual commitments and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. During 2010, 2009 and 2008, the Company recorded $(0.3), $5.4 and $8.8, respectively, of restructuring costs and other (benefits) charges relating to employee termination and other personnel costs, and contract termination and other facility-related activities, in connection with the Company’s closure of its Tulsa, Oklahoma extrusion facility, reductions of operations at its Bellwood, Virginia facility, and reduction of personnel in other locations (see Note 17).
     Other (Expense) Income, net. Amounts included in Other (expense) income in 2010, 2009 and 2008 included the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Interest income	$0.3	$0.1	$1.7
Unrealized loss on financial derivatives[1]	(4.9)	—	—
All other, net	0.4	(0.2)	(1.0)

	$(4.2)	$(0.1)	$0.7

[1]	See “Derivative Financial Instruments” below, for a discussion of accounting policy for such instruments.
     Income Taxes. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. In accordance with ASC Topic 740, Income Taxes, the Company uses a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measures any reserves in respect of such expected benefits based on their probability. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (see Note 10).
     Cash and Cash Equivalents. The Company considers only those short-term, highly liquid investments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist primarily of funds in savings accounts, demand notes, money market accounts and other highly liquid investments, which are classified within Level 1 of the fair value hierarchy. Cash equivalents at December 31, 2010 and 2009 were $30.1 and $29.4, respectively.
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation and other agreements. Such amounts totaled $17.2 and $18.3 at December 31, 2010 and December 31, 2009, respectively. Of the restricted cash balance, $0.9 and $0.9 were considered short-term and included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, respectively, and $16.3 and $17.4 were considered long-term and included in Other assets on the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, respectively. There were no margin call deposits with the Company’s derivative financial instrument counterparties in restricted cash at December 31, 2010 and 2009.
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
     Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges (see Note 2).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     Shipping and Handling Costs. Shipping and handling costs are recorded as a component of Cost of products sold excluding depreciation, amortization and other items.
     Advertising Costs. Advertising costs, which are included in Selling, administrative, research and development, and general, are expensed as incurred. Advertising costs for 2010, 2009 and 2008 were $0.3, $0.4, and $0.3, respectively.
     Research and Development Costs. Research and development costs, which are included in Selling, research and development, and general, are expensed as incurred. Research and development costs for 2010, 2009 and 2008, were $4.9, $4.4, and $4.8, respectively.
     Depreciation. Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. The principal estimated useful lives, are as follows (in years):

Land improvements	3-25
Buildings	15-45
Machinery and equipment	1-24
     Depreciation expense relating to Fabricated Products is not included in Cost of products sold, excluding depreciation, amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income (Loss). Depreciation expense is not adjusted when assets are temporarily idled. Property, plant and equipment held for future development are presented as idled assets. Such assets are evaluated for impairment on a held-and-used basis.
     Major Maintenance Activities. All of the major maintenance costs are accounted for using the direct expensing method.
     Leases. For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis from the date it takes possession of the property to the end of the initial lease term. The Company records any difference between the straight-line rent amounts and the amount payable under the lease as part of deferred rent, in Other accrued liabilities or Long-term liabilities, as appropriate. Deferred rent for all periods presented was not material.
     Capitalization of Interest. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period.
     Deferred Financing Costs. Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense which could be capitalized as part of construction in progress. Deferred financing costs included in other assets at December 31, 2010 and 2009 were $7.7 and $1.1, respectively.
     Foreign Currency. One of the Company’s foreign subsidiaries uses the local currency as its functional currency, its assets and liabilities are translated at exchange rates in effect at the balance sheet date; and its statement of operations is translated at weighted-average monthly rates of exchange prevailing during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity in accordance with ASC Topic 830, Foreign Currency Matters. Where the U.S. dollar is the functional currency of a foreign facility or subsidiary, re-measurement adjustments are recorded in Other income (expense). At both December 31, 2010 and December 31, 2009, the amount of translation adjustment relating to the foreign subsidiary using local currency as its functional currency was immaterial.
     Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company’s exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company’s exposure to changes in foreign currency exchange rates. From time-to-time, the Company also enters into hedging arrangements in connection with financing transactions to mitigate financial risks.
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
     Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, and natural gas derivative contracts, the Call Options, and arrangements related to its cash equivalents. If the market value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both December 31, 2010 and December 31, 2009, the Company had no margin deposits with or from its counterparties.
     The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in hedging activities as well as failure of counterparties to return cash collateral previously transferred to the counterparties. The counterparties to the Company’s derivative contracts are major financial institutions, and the Company does not expect to experience nonperformance by any of its counterparties.
     The Company places its cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. The Company has not experienced losses on its temporary cash investments.
     Conditional Asset Retirement Obligations (“CAROs”). The Company has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) of certain of the Company’s older facilities if such facilities were to undergo major renovation or be demolished. The Company, in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, estimates incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discounts the expected costs back to the current year using a credit-adjusted, risk-free rate. The Company recognizes liabilities and costs for CAROs even if it is unclear when or if CAROs may/will be triggered. When it is unclear when or if CAROs will be triggered, the Company uses probability weighting for possible timing scenarios to determine the probability-weighted amounts that should be recognized in the Company’s financial statements.
     Realization of Excess Tax Benefits. Beginning on January 1, 2008, the Company made an accounting policy election to follow the tax law ordering approach in assessing the realization of excess tax benefits related to stock-based awards. Under the tax law ordering approach, realization of excess tax benefits is determined based on the ordering provisions of the tax law. Current year deductions, which include the tax benefits from current year stock-based award activities, are used first before using the Company’s net operating loss (“NOL”) carryforwards from prior years. Under this method, Additional capital would be credited when an excess tax benefit is realized, creating an additional paid-in-capital pool, to absorb potential future tax deficiencies resulting from stock-based award activities.
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
     New Accounting Pronouncements. In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company expects to adopt ASU 2010-29 during the first interim reporting period of 2011 as it relates to pro-forma disclosure of the Company’s acquisition of assets from Alexco, L.L.C. (“Alexco”) effective January 1, 2011 (see Note 19). The Company does not expect the adoption of ASU 2010-29 to have a material impact on its consolidated financial statements.
     ASU No. 2010-06, Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. ASU 2010-06 became effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures relating to purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted during 2010 the applicable provisions of ASU 2010-06, which did not have a material impact on the disclosures in its consolidated financial statements. The Company does not expect the adoption of the provisions of ASU 2010-06 relating to increased disclosure of activity in Level 3 fair value measurements to have a material impact on the disclosures in its consolidated financial statements.
     ASU No. 2010-20, Receivables (Topic 310) — Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) was issued in July 2010. This ASU amends existing disclosure requirements and requires additional disclosure regarding financing receivables (other than short-term trade receivables or receivables measured at fair value or lower of cost or fair value), including: (i) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, (ii) the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and (iii) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the requirement for disclosures as of the end of a reporting period is effective for interim and annual reporting periods ending on or after December 15, 2010. The requirement for disclosures about activities that occur during a reporting period is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted on December 31, 2010 the applicable provisions of ASU 2010-20, which did not have a material impact on the disclosures in its consolidated financial statements. The Company does not expect the adoption of the provisions of ASU 2010-20 relating to increased disclosure activities relating to financing receivables to have a material impact on the disclosures in its consolidated financial statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     ASU No. 2010-28, Intangibles — Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”) was issued in December 2010. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company expects to adopt ASU 2010-28 for the quarter ending March 31, 2011 and does not expect the adoption to have a material impact on its consolidated financial statements.
2. Inventories
Inventories consist of the following:

	December 31,	December 31,
	2010	2009

Fabricated Products segment —
Finished products	$53.8	$40.4
Work in process	49.6	44.9
Raw materials	50.9	27.1
Operating supplies and repairs and maintenance parts	13.2	12.8

	$167.5	$125.2

     The Company recorded net non-cash LIFO (charges) benefits of approximately $(16.5), $(8.7) and $7.5 during 2010, 2009 and 2008, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes.
     With the inevitable ebb and flow of business cycles, non-cash LIFO (charges) benefits will result when inventory levels and metal prices fluctuate. Further, potential lower of cost or market adjustments can occur when metal prices decline and margins compress. At December 31, 2008, due to the decline in the London Metal Exchange (“LME”) price of primary aluminum, the Company recorded a $65.5 lower of cost or market inventory write-down to reflect the inventory at market value. During the first quarter of 2009, the Company recorded an additional lower of cost or market inventory write-down of $9.3 due to the continued decline in the LME price of primary aluminum. The write-downs of inventory were recorded pursuant to ASC Topic 330, Inventory, under which the market value of inventory is determined based on the current replacement cost, by purchase or by reproduction, except that it does not exceed the net realizable value and it is not less than net realizable value reduced by an approximate normal profit margin. There were no lower of cost or market inventory write-downs during 2010.
3. Investment In and Advances To Unconsolidated Affiliate
     The Company has a 49%, non-controlling ownership interest in Anglesey. Anglesey operated as a primary aluminum smelter until September 30, 2009, when it fully curtailed its smelting operations due to the expiration of its long-term power contract and its inability to find alternative affordable power to continue operating as a smelter. In the fourth quarter of 2009, Anglesey commenced a remelt and casting operation to produce secondary aluminum.
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
     At December 31, 2008, the Company recorded a charge of $37.8 to fully impair its investment in Anglesey. In the first half of 2009, the Company recorded additional impairment charges totaling $1.8 to maintain its investment balance at zero. During the quarter ended September 30, 2009, Anglesey incurred a significant net loss, primarily as the result of employee redundancy costs incurred in connection with the cessation of its smelting operations. Commencing in the quarter ended September 30, 2009 and continuing through December 31, 2010, the Company suspended the use of the equity method of accounting with respect to its

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
ownership in Anglesey as the Company is not obligated to advance any funds to Anglesey, guarantee any obligations of Anglesey, or make any commitments to provide any financial support for Anglesey. Accordingly, the Company did not recognize its share of Anglesey’s net loss for such periods, pursuant to ASC Topic 323, Investments — Equity Method and Joint Ventures. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey unless and until (i) its share of any future net income of Anglesey equals or is greater than the Company’s share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. The Company does not anticipate the occurrence of such event during the next 12 months.
     After the cessation of Anglesey’s smelting operations on September 30, 2009, Anglesey no longer requires alumina for its operations, and the Company’s obligation to sell alumina to Anglesey terminated. Since such date, the Company has purchased secondary aluminum products from Anglesey in proportion to its ownership interest, at prices tied to the market price of primary aluminum. The Company in turn sells the secondary aluminum products to a third party and receive a portion of a premium over normal commodity market prices. The transactions are structured to largely eliminate metal price and currency exchange rate risks with respect to income and cash flow.
     In the fourth quarter of 2009, the Company in substance began to act as an agent in connection with sales of secondary aluminum produced by Anglesey and, consequently, the Company’s sales of such secondary aluminum are presented net of the cost of sales. Prior to the cessation of Anglesey’s smelting operations as of September 30, 2009, the Company’s sales of primary aluminum produced by Anglesey were recorded on a gross basis when title, ownership and risk of loss were passed to the buyer and collectability was reasonably assured. The Company recorded $0.3, $89.9 and $171.4 of revenue relating to the sales of primary aluminum produced by Anglesey in 2010, 2009 and 2008, respectively. The Company did not record any net revenue relating to sales of secondary aluminum produced by Anglesey.
     The Company recorded zero equity in income from Anglesey in 2009 and 2008. The Company received no dividends from Anglesey for 2010 or 2009, and received dividends from Anglesey of $3.9 million in 2008.
     Purchases from and sales to Anglesey were as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Purchases	$93.3	$91.4	$155.9
Sales	—	18.1	52.1
     At December 31, 2010 and 2009, receivables from Anglesey were $0.0 and $0.2, respectively. At December 31, 2010 and 2009, payables to Anglesey were $17.1 and $9.0, respectively.
4. Conditional Asset Retirement Obligations
     The Company has conditional asset retirement obligations, or CAROs, at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) at certain of the Company’s older facilities if such facilities were to undergo major renovation or be demolished. There are currently plans for such renovation or demolition at one facility and management’s current assessment is that certain immaterial CAROs may be triggered during the next four years. For locations where there are no current plans for renovations or demolitions, the most probable scenario is that such CAROs would not be triggered for 20 or more years, if at all.
     The inputs in estimating the fair value of CAROs include: (i) timing of when any such CARO may be incurred, (ii) incremental costs associated with special handling or treatment of CARO materials and (iii) credit adjusted risk free rate, all of which are considered level 3 inputs as they involve significant judgment of the Company.
     During the quarter ended September 30, 2010, the Company re-assessed and revised its estimates relating to the timing and future costs of various asbestos removal projects at one facility. Both upward and downward revisions relating to cost estimates were made. The downward revisions in cost estimates resulted in a $1.3 decrease in CARO liabilities and cumulative adjustments reducing Cost of products sold, excluding depreciation, amortization and other items, and Depreciation and amortization by approximately $1.1 and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
$0.1, respectively. The total of such adjustments increased both basic and diluted earnings per share by approximately $0.05 per share. The upward revisions in costs estimates resulted in a $1.3 increase in both CARO liabilities and CARO assets. The Company used a credit-adjusted, risk-free rate of 10.8% in estimating the fair value with respect to the CARO liability associated with the upward cost adjustment. Accretion and depreciation expense over the next 20 years is expected to increase as a result of the revisions. Revisions to timing of CARO settlement did not have a material impact on the Company’s financial statements.
     The Company’s results for 2010, 2009 and 2008 included an immaterial amount of depreciation expense associated with CARO-related costs. For 2010, 2009 and 2008, accretion of CARO liabilities (recorded in Cost of products sold) was $0.3, $0.2 and $0.3, respectively. The estimated fair value of CARO liabilities at December 31, 2010 and December 31, 2009 was $3.8 and $3.5, respectively.
     For purposes of the Company’s fair value estimates with respect to the CARO liabilities prior to the quarter ended September 30, 2010, a credit adjusted risk free rate of 7.5% was used.
5. Property, Plant and Equipment
Property, plant and equipment are recorded at cost. The major classes of Property, plant, and equipment are as follows:

	December 31,	December 31,
	2010	2009
Land and improvements	$23.3	$23.6
Buildings	43.5	31.9
Machinery and equipment	338.0	246.2
Construction in progress	7.7	83.4

	412.5	385.1
Accumulated depreciation	(63.9)	(46.2)

Active property, plant, and equipment, net	348.6	338.9
Idled equipment	5.5	—

Property, plant, and equipment, net	$354.1	$338.9

     The majority of the Construction in progress at December 31, 2009 was related to the Company’s Kalamazoo, Michigan facility. The facility is equipped with two extrusion presses and a remelt operation. This investment program was substantially completed in late 2010. The decrease in the Construction in progress balance from December 31, 2009 to December 31, 2010 reflects principally the commissioning of certain equipment during that period, the cost of which is reflected above in Machinery and equipment as of December 31, 2010.
     The amount of interest expense capitalized as construction in progress was $2.8, $2.7 and $0.3 during the years ended 2010, 2009, and 2008, respectively.
     For 2010, 2009, and 2008, the Company recorded depreciation expense of $19.4, $16.2, and $14.6, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate segment for all such periods.
     In December 2010, the Company re-assessed the expected utilization of certain of its manufacturing equipment, in light of factors such as the production capacity and added capabilities resulting from the acquisition of assets from Alexco effective January 1, 2011 (see Note 19). Based upon this assessment, the Company concluded that certain of its existing equipment would be idled until such time as the equipment is needed for production. As such equipment is currently expected to be idled on more than a temporary basis, the Company suspended the depreciation expense relating to such equipment.
     Concurrent with the reclassification of assets to the Idled equipment category of Property, plant and equipment, the Company performed an assessment of the net carrying amount of such assets. Of the $5.5 carrying amount of Idled assets as of December 31, 2010, $1.1 represents equipment used by the Company’s Tulsa, Oklahoma facility prior to the closure of that facility in the fourth

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
quarter of 2008. The remaining Idled equipment as of December 31, 2010 represents assets that were acquired by the Company but had not yet been placed into service. For such assets, the Company performed an appraisal in the fourth quarter of 2010 and recorded an impairment charge of $2.0 to write-down the carrying amount of the equipment to $4.4, representing the estimated fair value. The fair value was estimated using a combination of the cost approach and market approach. The cost approach is based on replacement cost and the market approach is based on prices for similar assets, both of which used level 3 fair value inputs.
     In addition to the $2.0 impairment charge noted above, the Company recorded an asset impairment charge of $1.9 in connection with the sale of its Greenwood, South Carolina facility in July 2010. The combined asset impairment charges of $3.9 in 2010 are included in Other operating charges (benefits), net in the Statements of Consolidated Income (Loss) and are included in the Fabricated Products segment.
     Further, as discussed in Note 17, the Company recorded $0.7, $0.3 and $4.3 of asset impairment charges in 2010, 2009 and 2008, respectively, in connection with the restructuring plans to close its Tulsa, Oklahoma facility and curtail operations at its Bellwood, Virginia location. Such charges are reflected within Restructuring costs and other (benefits) charges in the Statements of Consolidated Income (Loss).
6. Supplemental Balance Sheet Information
     Trade Receivables.
     Trade receivables were comprised of the following:

	December 31,	December 31,
	2010	2009

Billed trade receivables	$82.5	$84.2
Unbilled trade receivables — Note 1	1.1	0.3

	83.6	84.5
Allowance for doubtful receivables	(0.6)	(0.8)

	$83.0	$83.7

     Prepaid Expenses and Other Current Assets.
     Prepaid expenses and other current assets were comprised of the following:

	December 31,	December 31,
	2010	2009

Current derivative assets — Note 14	$22.1	$7.2
Current deferred tax assets	46.8	40.6
Option premiums paid	5.6	3.1
Short-term restricted cash	0.9	0.9
Prepaid taxes	1.3	4.2
Prepaid expenses	3.4	3.1

Total	$80.1	$59.1

Other Assets.
Other assets were comprised of the following:

	December 31,	December 31,
	2010	2009

Derivative assets — Note 14	$50.8	$18.2
Option premiums paid	0.6	1.6
Restricted cash	16.3	17.4
Long-term income tax receivable	2.9	2.8
Deferred financing costs	7.7	1.1
Available for sale securities	4.6 [1]	—
Other	0.1	0.1

Total	$83.0	$41.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[1]	Available for sale securities represent investments related to the Company’s deferred compensation plan, in various investment funds measured at fair value based on the net asset value of the investment funds which is considered to be a level 2 input. The fair value of these securities approximate amortized cost.
Other Accrued Liabilities.
Other accrued liabilities were comprised of the following:

	December 31,	December 31,
	2010	2009

Current derivative liabilities — Note 14	$8.9	$5.1
Option premiums received	7.0	1.6
Current portion of income tax liabilities	1.1	1.1
Accrued income taxes and taxes payable	1.8	2.0
Accrued book overdraft (uncleared cash disbursements)	—	3.4
Accrued annual VEBA contribution	2.1	2.4
Accrued freight	1.9	2.1
Environmental accrual — Note13	1.1	3.9
Accrued interest	2.1	0.1
Deferred revenue	10.8	6.8
Other	5.2	3.6

Total	$42.0	$32.1

     Long-term Liabilities.
     Long-term liabilities were comprised of the following:

	December 31,	December 31,
	2010	2009

Derivative liabilities — Note 14	$62.2	$5.3
Option premiums received	0.3	1.6
Income tax liabilities	12.9	13.4
Workers’ compensation accruals	15.9	14.1
Environmental accrual — Note13	19.1	5.8
Asset retirement obligations	3.8	3.5
Deferred revenue	13.2	8.7
Deferred compensation liability	4.9	—
Other long-term liabilities	2.4	1.3

Total	$134.7	$53.7

7. Cash Convertible Senior Notes and Related Transactions
     Indenture. On March 29, 2010, the Company issued Notes in the aggregate principal amount of $175.0 pursuant to an indenture by and between the Company and Wells Fargo Bank, National Association, as trustee (the “Indenture”). Net proceeds from this transaction were approximately $169.2, after deducting the initial purchasers’ discounts and transaction fees and expenses. The Notes bear a stated interest rate of 4.50% per annum. As described in Note 1, the Company accounts for the Bifurcated Conversion Feature of the Notes as a derivative instrument. The fair value of the Bifurcated Conversion Feature on the issuance date of the Notes was recorded as the original issue discount for purposes of accounting for the debt component of the Notes. At issuance, the original issue discount relating to the Notes was $38.1, which will be amortized based on the effective interest method over the term of the Notes. Therefore, interest expense greater than the interest rate of 4.50% will be recognized over the term of the Notes, primarily due to the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
accretion of the discounted carrying value of the Notes to their face amount. The initial purchasers’ discounts and transaction fees and expenses totaling $5.8 were capitalized as deferred financing costs and will be amortized over the term of the Notes using the effective interest method. The effective interest rate of the Notes is approximately 11% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2010. The Notes will mature on April 1, 2015, subject to earlier repurchase or conversion upon the occurrence of certain events. Holders may convert their Notes before January 1, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on or after January 1, 2015 until the close of business on the second scheduled trading date immediately preceding the maturity date of the Notes. The Notes are subject to repurchase by the Company at the option of the holders following a fundamental change, as defined in the Indenture, including, but not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) approval of any plan or proposal for the liquidation, or dissolution of the Company, and (iv) the Company’s common stock ceasing to be listed on any of the New York Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Global Market, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest up to the fundamental change repurchase date. The Notes have an initial conversion rate of 20.6949 shares of common stock per (in whole dollars) $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $48.32 per share, representing a 26% conversion premium over the closing price of $38.35 per share of the Company’s common stock on March 23, 2010), subject to adjustment, based on the occurrence of certain events, including, but not limited to, (i) the issuance of certain dividends on the Company’s common stock, (ii) the issuance of certain rights, options or warrants, (iii) the effectuation of share splits or combinations, (iv) certain distributions of property and (v) certain issuer tender or exchange offers as described in the Indenture, with the amount due on conversion payable in cash. The Notes are not convertible into the Company’s common stock or any other securities under any circumstances.
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
     As described in Note 1, the cash conversion feature of the Notes meets the definition of a derivative under ASC 815 and requires bifurcation from the Notes for accounting purposes. The Call Options also meet the definition of derivatives under ASC 815. As such, the Company accounts for both instruments as derivatives and marks to market both instruments at the end of each reporting period. At December 31, 2010, the Bifurcated Conversion Feature had a fair value of $60.0 and was recorded as a long-term derivative liability, and the Call Options had a fair value of $48.4 and were recorded as long-term derivative assets (Note 6).

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
     At December 31, 2010, the carrying value of the Notes was $141.4, which consists of $175.0 face amount net of $33.6 of debt discount. The fair value of the Notes was $214.7 based on the trading price of the Notes on December 31, 2010. The trading price of the Notes is considered a Level 1 input in the fair value hierarchy. Total interest expense related to the Notes for the year ended December 31, 2010 was $11.3 consisting $6.0 of cash interest and $5.3 of non-cash amortization of original issue discount and debt issuance cost, a portion of which was capitalized as Construction in progress.
8. Secured Debt and Credit Facilities
Secured credit facility and long-term debt consisted of the following:

	December 31,	December 31,
	2010	2009
Revolving Credit Facility	$—	$—
Other	13.1	7.1

Total	13.1	7.1
Less — Current portion	(1.3)	—

Long-term secured debt	$11.8	$7.1

     Revolving Credit Facility. On March 23, 2010, the Company and certain of its subsidiaries entered into a $200.0 revolving credit facility with a group of lenders (the “Revolving Credit Facility”), of which up to a maximum of $60.0 may be utilized for letters of credit. The Revolving Credit Facility amended and restated the Company’s previously existing $265.0 revolving credit facility. In connection with the amendment and restatement, the Company expensed $0.4 of unamortized deferred financing costs relating to the $265.0 revolving credit facility, resulting in a residual balance of $0.7 of unamortized deferred financing costs related to such financing arrangement. Also, in connection with the amendment and restatement, the Company incurred $2.7 of additional financing costs, which were capitalized. Accordingly, a total of $3.4 of capitalized financing costs will be amortized over the term of the Revolving Credit Facility on a straight-line basis. At December 31, 2010, $2.7 of deferred financing costs remained on the Consolidated Balance Sheets.
     Under the Revolving Credit Facility, the Company is able to borrow from time to time an aggregate amount equal to the lesser of $200.0 or a borrowing base comprised of approximately 85% of eligible accounts receivable and approximately 65% of eligible inventory, reduced by certain reserves, all as specified in the Revolving Credit Facility. The Revolving Credit Facility matures in March 2014, at which time all amounts outstanding under the Revolving Credit Facility will be due and payable. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company’s option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $250.0.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth in the Revolving Credit Facility. The Revolving Credit Facility places limitations on the ability of the Company and certain of its subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, the Company is required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1 to 1.0 if borrowing availability under the Revolving Credit Facility is less than $30.
     The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of the Company and its domestic operating subsidiaries. At December 31, 2010, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     At December 31, 2010, based on the borrowing base determination in effect as of that date, the Company had under the Revolving Credit Facility borrowing availability of $178.8, of which $9.9 was being used to support outstanding letters of credit, leaving $168.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
of availability. There were no borrowings under the Revolving Credit Facility at December 31, 2010, but the interest rate applicable to any borrowings under the Revolving Credit Facility would have been 5.25% at December 31, 2010 for overnight borrowings.
     Other. In connection with the Company’s acquisition of the manufacturing facility and related assets of Nichols Wire, Incorporated (“Nichols”) in Florence, Alabama (the “Florence, Alabama facility”) on August 9, 2010 (Note 9), a promissory note in the amount of $6.7 (the “Nichols Promissory Note”) was issued to Nichols as a part of the consideration paid. The Nichols Promissory Note bears interest at a rate of 7.5% per annum. Accrued but unpaid interest is due quarterly through maturity of the Nichols Promissory Note on August 9, 2015. The Company has the option to repay all or a portion of the Nichols Promissory Note at any time prior to the maturity date. Principal payments on the Nichols Promissory Note are due in equal quarterly installments, with the first two payments having been made on September 30, 2010 and December 31, 2010. The Nichols Promissory Note is secured by certain real property and equipment included in the assets acquired from Nichols in the acquisition. At December 31, 2010, the outstanding principal balance under the Nichols Promissory Note was $6.0, of which $1.3 was payable within 12 months. For the year ended December 31, 2010, the Company recorded $0.2 of interest expense related to the Nichols Promissory Note.
     As of December 31, 2010, the carrying amount of the Nichols Promissory Note was representative of its fair value due to the fact that this obligation originated in late 2010.
     As of December 31, 2010, the Company also had a $7.0 outstanding promissory note (the “LA Promissory Note”) in connection with the Company’s purchase of the previously leased land and buildings associated with its Los Angeles, California facility in December 2008. Interest is payable on the unpaid principal balance of the LA Promissory Note monthly in arrears at the prime rate, as defined in the LA Promissory Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on January 1, 2012, and the remaining $3.5 will be due on January 1, 2013. The LA Promissory Note is secured by a deed of trust on the property. For the years ended December 31, 2010 and December 31, 2009, the Company incurred $0.3 and $0.4 of interest expense relating to the LA Promissory Note, respectively. The interest rate applicable to the LA Promissory Note was 4.75% at December 31, 2010.
     As of December 31, 2010 and 2009, the carrying amount of the LA Promissory Note is deemed to approximate its fair value as such instrument bears a variable rate of interest and the Company’s credit quality has remained materially consistent since the inception of that obligation.
9. Acquisition
     On August 9, 2010, the Company acquired the Florence, Alabama facility, and related assets of Nichols, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications. The acquired assets have been integrated into and complement the existing assets of the Company’s Fabricated Products segment. In connection with the purchase, the Company hired approximately 100 personnel who were formerly employees of Nichols. The majority of such employees are members of the United Steel, Paper and Foresting, rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (the “USW”).
     Consideration consisted of (i) $9.0 in cash, (ii) the $6.7 Nichols Promissory Note from the Company to Nichols (Note 8), and (iii) the assumption of certain liabilities totaling approximately $2.1. The goodwill of $3.1 arising from the acquisition represents the commercial opportunity for the Company to sell small-diameter rod, bar and wire products, as a complement to its other products, to its core markets and end market segment applications and is expected to be deductible for income tax purposes over the next 15 years. All of the goodwill is included in the Company’s Fabricated Products segment. Total acquisition-related costs were approximately $0.8, of which $0.4 was expensed during the year ended December 31, 2010 and was included in Selling, administrative, research and development, and general in the Statement of Consolidated Income. The Company does not expect the acquisition will have a material impact on its consolidated financial statements.
     The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Inventory	$3.9
Other current assets	2.3
Property, plant and equipment	4.2
Identifiable intangible assets with definite lives	4.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Goodwill	3.1
Liabilities assumed	(2.1)

Consideration paid	$15.7

     Identifiable intangible assets at December 31, 2010 are comprised of the following:

	Estimated		Accumulated	Net book
	useful life	Original cost	amortization	value
Customer relationships	20	$3.8	$(0.1)	$3.7
Backlog	3	0.5	(0.2)	0.3

	18	$4.3	$(0.3)	$4.0

Total amortization expense for 2010 relating to definite-lived intangible assets arising from the acquisition of the Florence, Alabama facility was $0.3 which was recorded in the Fabricated Products segment. Amortization expense relating to intangible assets will be $0.3 for each of 2011 and 2012, and $0.2 for each of 2013 and 2014.
10. Income Tax Matters
     Tax (provision) benefit. Income (loss) before income taxes by geographic area is as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic	$26.3	$117.8	$(105.9)
Foreign	2.1	0.8	14.6

Total	$28.4	$118.6	$(91.3)

     Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
     The (provision) benefit for income taxes consists of:

	Federal	Foreign	State	Total
2010
Current	$—	$0.1	$(0.5)	$(0.4)
Deferred	(30.4)	0.2	(9.7)	(39.9)
Benefit applied to decrease Additional capital/ Other comprehensive income	22.8	0.4	2.8	26.0

Total	$(7.6)	$0.7	$(7.4)	$(14.3)

2009
Current	$0.7	$(3.6)	$(1.1)	$(4.0)
Deferred	(75.9)	0.3	(4.1)	(79.7)
Benefit applied to decrease Additional capital/ Other comprehensive income	29.3	2.7	3.6	35.6

Total	$(45.9)	$(0.6)	$(1.6)	$(48.1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Federal	Foreign	State	Total
2008
Current	$(0.8)	$0.5	$(1.3)	$(1.6)
Deferred	64.3	(0.2)	5.5	69.6
Benefit applied to increase Additional capital/ Other comprehensive income	(33.4)	(6.9)	(4.9)	(45.2)

Total	$30.1	$(6.6)	$(0.7)	$22.8

A reconciliation between the (provision) benefit for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
Amount of federal income tax (provision) benefit based on the statutory rate	$(9.9)	$(41.5)	$32.0
(Increase) decrease in federal valuation allowances	(0.2)	0.5	(3.9)
Non-deductible compensation expense	(0.6)	(4.7)	—
Non-deductible expense	(0.3)	(0.5)	(0.3)
State income taxes, net of federal benefit	(4.8)[1]	(1.0)	(0.5)
Foreign income tax benefit (provision)	1.5	—	(4.7)
Other	—	(0.9)	0.2

Income tax (provision) benefit	$(14.3)	$(48.1)	$22.8

[1]	State income taxes of $4.8 primarily consists of (i) a $1.9 increase in the valuation allowance relating to certain unused state net operating losses expected to expire and (ii) a $2.3 increase in the income tax provision from a reduction in the state deferred tax asset relating to a decrease in state net operating losses resulting from lower state apportionment factors in various states.
     The table above reflects a full statutory U.S. tax provision despite the fact that the Company is only paying alternative minimum tax (“AMT”) in the U.S. and some state income taxes. See Tax Attributes below.
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s net deferred income tax assets (liabilities) are as follows:

	Year Ended December 31,
	2010		2009
Deferred income tax assets:
Loss and credit carryforwards	$379.6		$374.2
Pension benefits	0.8		0.9
Other assets	25.9		13.9
Inventories and other	27.3		26.7

Valuation allowances	(20.1	) [1]	(18.0)[2]

Total deferred income tax assets — net	413.5		397.7

Deferred income tax liabilities:
Property, plant, and equipment	(61.9)		(32.0)
VEBA	(73.7)		(47.9)

Total deferred income tax liabilities	(135.6)		(79.9)

Net deferred income tax assets	$277.9	[3]	$317.8 [4]

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[1]	The increase in the valuation allowance is primarily due to the expiration of projected net state operating losses as a result of lower state apportionment in various state jurisdictions. The Company anticipates that $0.8 of the 2010 increase in valuation allowance will reverse in the first quarter of 2011 due to a change in tax law in the State of Illinois.

[2]	Valuation allowance decreased in 2009. The decrease was primarily due to a change in the State of Ohio’s tax regime. Ohio phased out its corporate income tax and changed to a gross receipts tax. As a result, the deferred tax asset and the related valuation allowance, relating to Ohio net operating losses, were reversed at December 31, 2009.

[3]	Of the total net deferred income tax assets of $277.9, $46.8 was included in Prepaid expenses and other current assets and $231.1 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2010.

[4]	Of the total net deferred income tax assets of $317.8, $40.6 was included in Prepaid expenses and other current assets and $277.2 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2009.
Tax Attributes. At December 31, 2010, the Company had $882.6 of NOL carryforwards available to reduce future cash payments for income taxes in the United States. Of the $882.6 of NOL carryforwards at December 31, 2010, $1.7 relates to the excess tax benefits from employee restricted stock. Equity will be increased by $1.7 if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. The Company also had $31.1 of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
     To preserve the NOL carryforwards that may be available to the Company, the Company’s certificate of incorporation was amended and restated to, among other things, include certain restrictions on the transfer of the Company’s common stock. Pursuant to the amendment, the Company and the Union VEBA, the Company’s largest stockholder, entered into a stock transfer restriction agreement.
     In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2010, due to uncertainties surrounding the realization of some of the Company’s deferred tax assets including state NOLs sustained during the prior years and expiring tax benefits, the Company has a valuation allowance of $20.1 against its deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense.
Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited and issued assessment notices for 1998 through 2001 for which Notices of Objection have been filed. In addition, the Canada Revenue Agency has audited and issued assessment notices for 2002 through 2004, of which $7.9 has been paid to the Canada Revenue Agency against previously accrued tax reserves in the third quarter of 2009. There is an additional Canadian Provincial income tax assessment of $1.1, including interest, for the 2002 through 2004 income tax audit that is anticipated to be paid against previously accrued tax reserves in next 12 months. Certain past years are still subject to examination by taxing authorities, and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
     No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiary at December 31, 2010. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     The Company has gross unrecognized benefits relating to uncertain tax positions. If and when the gross unrecognized tax benefits are ultimately recognized, it will go through the Company’s income tax provision and affect the effective tax rate in future periods. A reconciliation of changes in the gross unrecognized tax benefits is as follows:

	December 31,
	2010	2009	2008
Gross unrecognized tax benefits at beginning of period	$15.6	$15.8	$19.7
Gross increases for tax positions of prior years	—	1.6	1.9
Gross decreases for tax positions of prior years	—	(1.6)	(3.2)
Gross increases for tax positions of current years	0.4	0.4	0.3
Settlements	—	(2.8)	—
Gross decrease for tax positions relating to lapse of a statute of limitation	(1.7)	—	—
Foreign currency translation	0.7	2.2	(2.9)

Gross unrecognized tax benefits at end of period	$15.0	$15.6	$15.8

     The change during 2010 was primarily due to a partial release of an unrecognized tax benefit as a result of the expiration of a statue, foreign currency fluctuations and change in tax positions. The change during 2009 was primarily due to settlements with taxing authorities, foreign currency fluctuations and change in tax positions. The change during 2008 was primarily due to foreign currency fluctuations and change in tax positions.
     In addition, the Company recognizes interest and penalties related to above unrecognized tax benefits in the income tax provision. The Company had $6.6 and $6.2 accrued at December 31, 2010 and December 31, 2009, respectively, for interest and penalties. Of these amounts, $0.4 and $0.3 were recorded as current liabilities and were included in Other accrued liabilities on the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, respectively. The Company recognized an increase (reduction) in interest and penalty of $0.4, $(3.2) and $(1.3) in its tax provision in 2010, 2009 and 2008, respectively.
     In connection with the gross unrecognized tax benefits (including interest and penalty) denominated in foreign currency, we incur foreign currency translation adjustments. During 2010, 2009 and 2008, the foreign currency impact on such liabilities resulted in a $0.6, $2.7 and $(5.2) currency translation adjustments, respectively, which were recorded as Other comprehensive loss (income).
     The Company expects its gross unrecognized tax benefits to be reduced by $1.7 within the next 12 months.
11. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the USW and International Association of Machinists and certain other unions at certain of the Company’s production facilities, except that the monthly contributions per hour worked by each bargaining unit employee to a pension plan sponsored by the USW at the Company’s Newark, Ohio and Spokane, Washington facilities increased to (in whole dollars) $1.25 starting July 2010 and will increase to (in whole dollars) $1.50 in July 2015, and monthly contributions to a pension plan sponsored by the USW at the Company’s newly acquired Florence, Alabama facility are (in whole dollars) $1.25 per hour worked by each bargaining unit employee. The Company currently estimates that contributions will range from $2.0 to $4.0 per year through 2013.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at five of the Company’s production facilities. The Company is required to make contributions to this plan for active bargaining unit employees at four of these production facilities ranging from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age. The Company currently estimates that contributions to such plans will range from $1.0 to $3.0 per year.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
•	A defined benefit plan for salaried employees at the Company’s facility in London, Ontario with annual contributions based on each salaried employee’s age and years of service. At December 31, 2010 and 2009, approximately 62% and 55% of the plan assets were invested in equity securities, respectively, and 36% and 40% of plan assets were invested in debt securities, respectively. The remaining plan assets were invested in short-term securities in both years. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short-term securities.

•	A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that contributions to such plan will range from $4.0 to $6.0 per year.

•	A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan, as a result of the limitations imposed by the Internal Revenue Code. Despite the plan being an unfunded plan, the Company makes an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of the Company’s general creditors, and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the rabbi trust relating to the deferred compensation plan are accounted for as available for sale securities and are included as Other assets on the Consolidated Balance Sheets (Note 6). Liabilities relating to the deferred compensation plan are included on the Consolidated Balance Sheets as Long-term liabilities (Note 6).

•	An employment agreement with the Company’s chief executive officer which was renewed in November 2010 and extends through July 6, 2015. The Company also provides certain members of senior management, including each of the Company’s named executive officers, with benefits related to terminations of employment in specified circumstances, including in connection with a change in control, by the Company without cause and by the named executive officer with good reason.
     Postretirement Medical Obligations. As a part of the Company’s reorganization, the Company’s postretirement medical plan was terminated in 2004. Participants were given the option of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), with the Company’s filing of its plan of reorganization as the qualifying event, or participation in the applicable VEBA (the Union VEBA or the VEBA that provides benefits for certain other eligible retirees and their surviving spouse and eligible dependents (the “Salaried VEBA” and, together with the Union VEBA, the “VEBAs”)). Qualifying bargaining unit employees who do not, or are not eligible to, elect COBRA coverage are covered by the Union VEBA. The Salaried VEBA covers all other retirees including employees who retired prior to the 2004 termination of the prior plan or who will retire with the required age and service requirements so long as their employment commenced prior to February 2002. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
     The Union VEBA received rights to 11,439,900 common shares upon the Company’s emergence from chapter 11 bankruptcy. A stock transfer restriction agreement between the Union VEBA and the Company places certain restrictions on the Union VEBA relating to the sale of shares of the Company’s common stock owned by the Union VEBA. The number of shares of the Company’s common stock that generally may be sold by the Union VEBA during any 12-month period without further approval of our Board of Directors is 1,321,485. On April 2, 2010, the Company filed a registration statement on Form S-3 for the resale of the shares of the Company’s common stock held by the Union VEBA in response to a demand by the Union VEBA under a registration rights agreement entered into by the Company and the VEBA Trust on July 6, 2006. The registration statement became effective on July 9, 2010. While the registration statement provides for registration of all shares of the Company’s common stock owned by the Union VEBA, the Union VEBA is also permitted to sell all or some portion of these shares in transactions exempt from the registration requirements of applicable securities laws including Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Regardless of whether the Union VEBA sells shares pursuant to the registration statement or in transactions exempt from registration requirements, including Rule 144 of the Securities Act, the Union VEBA will continue to be prohibited from selling more than 1,321,485 shares of our common stock during any 12-month period without the approval of our Board of Directors.
     During 2010, the Union VEBA sold 1,321,485 shares of the Company’s common stock permitted under the stock transfer restriction agreement. The 1,321,485 shares sold resulted in (i) an increase of $52.1 in VEBA assets (at a weighted-average price of $39.39 per share realized by the Union VEBA), (ii) a reduction of $31.8 in common stock owned by Union VEBA (at $24.02 per share reorganization value) and (iii) the difference between the two amounts, net of tax adjustment, was credited to Additional capital.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
As of December 31, 2010, the Union VEBA owned 3,523,980 shares of the Company’s common stock or approximately 18% of the Company’s issued and outstanding shares of common stock.
     The Company’s only obligation to the Union VEBA and the Salaried VEBA is an annual variable cash contribution. This obligation extends through September 30, 2017 with respect to the Union VEBA (reflecting a five-year extension agreed by the Company on January 20, 2010 in connection with the renewal and ratification of a labor agreement with the members of the USW at the Company’s Newark, Ohio and Spokane, Washington facilities), while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs through September 2017 pursuant to the Company’s obligation is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable within 120 days following the end of the fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s annual financial statements), whichever is earlier. The Union VEBA is managed by four trustees (two appointed by the Company and two appointed by the USW) and the assets are managed by an independent fiduciary.
     Amounts owing by the Company to the VEBAs are recorded in the Company’s Consolidated Balance Sheets under Other accrued liabilities, with a corresponding increase in Net assets in respect of VEBAs. At December 31, 2009, the Company had preliminarily determined that $2.4 was owed to the VEBAs (comprised of $2.0 to the Union VEBA and $0.4 to the Salaried VEBA); and these amounts were paid during the first quarter of 2010 along with an additional payment of $0.4 based on the final 2009 results. As of December 31, 2010, the Company had preliminarily determined that $2.1 was owed to the VEBAs (comprised of $0.3 to the Salaried VEBA and $1.8 to the Union VEBA), which will be paid in the first quarter of 2011. In addition to contribution obligations, the Company is obligated to pay one-half of the administrative expenses of the Union VEBA, up to $0.3 in each successive year, which annual cap was effective beginning with 2008. During 2010, 2009 and 2008, the Company recorded $0.3 each year in administrative expenses of the Union VEBA.
     For accounting purposes, after discussions with the staff of the SEC, the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. While the Company’s only obligation to the VEBAs is to pay the annual variable contribution amount and the Company has no control over the plan assets, the Company nonetheless accounts for net periodic postretirement benefit costs in accordance with ASC Topic 715, Compensation — Retirement Benefits, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s financial statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the Salaried VEBA and Union VEBA on an annual basis. It is possible that existing assets may be insufficient to fund the accumulated benefit obligation resulting in a negative net funded position on the Company’s Consolidated Balance Sheets; however, the Company has no obligation to fund either the Salaried VEBA or the Union VEBA beyond the annual variable cash contributions as determined.
     Key assumptions made in computing the net obligation of each VEBA and in total at December 31, 2010 and 2009 include:
     With respect to VEBA assets:
•	The 3,523,980 shares of the Company’s common stock held by the Union VEBA that were not transferable have been excluded from assets used to compute the net asset or liability of the Union VEBA, and will continue to be excluded until the restrictions lapse. Such shares are being accounted for similar to “treasury stock” in the interim (see Note 1).

•	At December 31, 2010 and 2009, neither VEBA held any unrestricted shares of the Company’s common stock.

•	Based on the information received from the VEBAs at December 31, 2010 and 2009, both the Salaried VEBA and Union VEBA assets were invested in various managed proprietary funds. VEBA plan assets are managed by various investment advisors selected by the VEBA trustees, and are not under the control of the Company.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
•	The Company assumed that the Salaried VEBA would achieve a long-term rate of return of approximately 7.25% on its assets as of each December 31, 2010 and 2009. The Company assumed that the Union VEBA would achieve a long term rate of return of approximately 4.75% and 5.75% on its assets as of December 31, 2010 and 2009, respectively. The long-term rate of return assumption is based on the historical investment portfolios provided to the Company by the VEBAs’ trustees.

•	The annual variable payment obligation is being treated as a funding/contribution policy and not counted as a VEBA asset at December 31, 2010 for actuarial purposes. However, the amount owed under the funding obligation in relation to the results for the year ended December 31, 2010 has been accrued and is included within Net asset in respect of VEBAs.
     With respect to VEBA obligations:
•	The accumulated postretirement benefit obligation (“APBO”) for each VEBA was computed based on the level of benefits being provided by each VEBA at December 31, 2010 and 2009.

•	The present value of APBO for the Union VEBA was computed using a discount rate of return of 5.25% and 5.70% at December 31, 2010 and 2009, respectively. The present value of APBO for the Salaried VEBA was computed using a discount rate of return of 4.70% and 5.40% at December 31, 2010 and 2009, respectively.

•	Since the Salaried VEBA was paying a fixed annual amount to its constituents at both December 31, 2010 and 2009, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

•	For the Union VEBA, which is currently paying certain prescription drug benefits, an initial cost trend rate of 9.5% and 9.0% has been assumed at December 31, 2010 and 2009, respectively. The trend rate is assumed to decline to 5% by 2019 at December 31, 2010. The trend rate is assumed to decline to 5% by 2013 at December 31, 2009. The trend rate used by the Company was based on information provided by the Union VEBA and industry data from the Company’s actuaries.
     The following table presents the net assets of each VEBA as of December 31, 2010 and 2009 (such information is also included in the tables required under US GAAP below which roll forward the assets and obligations):

	December 31, 2010			December 31, 2009
	Union VEBA	Salaried VEBA	Total	Union VEBA	Salaried VEBA	Total
APBO	$(251.3)	$(59.6)	$(310.9)	$(234.4)	$(60.8)	$(295.2)
Plan assets	445.7	60.9	506.6	361.9	60.5	422.4

Net assets (liability)	$194.4	$1.3	$195.7	$127.5	$(0.3)	$127.2

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
     Financial Data.
     Assumptions — The following table presents the key assumptions used and the amounts reflected in the Company’s financial statements with respect to the Company’s Canadian pension plan and the VEBAs. In accordance with U.S. GAAP, impacts of the changes in the Company’s Canadian pension and the VEBAs discussed above have been reflected in such information.
     The Company uses a December 31 measurement date for all of its plans.
     Weighted-average assumptions used to determine benefit obligations as of December 31 and net periodic benefit cost (income) for the years ended December 31 are:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Canadian Pension Benefits[1]			VEBA Benefits
	2010	2009	2008	2010		2009		2008
				Union	Salaried	Union	Salaried	Union	Salaried
				VEBA	VEBA	VEBA	VEBA	VEBA	VEBA
Benefit obligations assumptions:
Discount rate	5.70%	6.70%	7.50%	5.25%	4.70%	5.70%	5.40%	6.00%	6.00%
Rate of compensation increase	3.50%	3.50%	3.30%	—	—	—	—	—	—
Net periodic benefit cost assumptions:
Discount rate	6.70%	7.50%	5.60%	5.70%	5.40%	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	5.40%	6.00%	5.50%	4.75%	7.25%	5.75%	7.25%	5.00%	4.50%
Rate of compensation increase	3.50%	3.30%	3.75%	—	—	—	—	—	—
Benefit Obligations and Funded Status — The following table presents the benefit obligations and funded status of the Company’s Canadian pension and the VEBAs as of December 31, 2010 and 2009, and the corresponding amounts that are included in the Company’s Consolidated Balance Sheets.

	Canadian Pension Benefits		VEBA Benefits
	2010	2009	2010	2009
Change in Benefit Obligation:
Obligation at beginning of year	$4.1	$3.0	$295.2	$321.3
Foreign currency translation adjustment	0.2	0.5	—	—
Service cost	0.2	0.1	3.0	2.2
Interest cost	0.3	0.3	16.0	18.6
Plan amendments relating to Salaried VEBA	—	—	—	32.4
Actuarial loss (gain)[1]	0.7	0.4	16.8	(58.3)
Plan participant contribution	0.1	—	—	—
Benefits paid	(0.2)	(0.2)	—	—
Reimbursement from Retiree Drug Subsidy[2]	—	—	3.1	2.7
Benefits paid by VEBA	—	—	(23.2)	(23.7)

Obligation at end of year	5.4	4.1	310.9	295.2

Change in Plan Assets:
FMV of plan assets at beginning of year	4.1	3.1	422.4	363.5
Foreign currency translation adjustment	0.2	0.5	—	—
Actual return on assets	0.3	0.4	49.9	77.5
Plan participant contribution	0.1	—	—	—
Employer/Company contributions[3]	0.4	0.3	54.4	2.4
Reimbursement from Retiree Drug Subsidy[2]	—	—	3.1	2.7
Benefits paid	(0.2)	(0.2)	(23.2)	(23.7)

FMV of plan assets at end of year	4.9	4.1	506.6	422.4

Prepaid benefit[4]	$(0.5)	$—	$195.7	$127.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[1]	The actuarial loss (gain) relating to other postretirement benefit plans in 2009 is primarily the result of a change in the assumption in participant marital status in the Union VEBA and a change in annual benefit payment per participant in the Salaried VEBA in 2009.

[2]	In January 2005, the Department of Health and Human Services’ Centers for Medicare and Medicaid Services (CMS) released final regulations governing the Medicare prescription drug benefit and other key elements of the Medicare Modernization Act that went into effect January 1, 2006. The Union VEBA is eligible for the Retiree Drug Subsidy because the plan meets the definition of actuarial equivalence and therefore qualifies for federal subsidies equal to 28% of allowable drug costs. As a result, the Company has measured the Union VEBA’s obligations and costs to take into account this subsidy. This subsidy decreased the accumulated benefit obligation for the Union VEBA by approximately $54.2 at December 31, 2010 and decreased the net periodic benefit cost for 2011 by approximately $5.0, of which $0.7 is related to service cost, $2.8 is related to interest cost and $1.5 is related to amortization of net actuarial gain.

[3]	Company contributions to the VEBAs in 2010 primarily consist of $52.1 related to the release of transfer restrictions and subsequent sale of 1,321,485 shares of the Company’s common stock by the Union VEBA plus a $2.1 accrued VEBA contribution at December 31, 2010 in respect to the annual variable cash contribution which will be paid in the first quarter of 2011. Company contribution to the VEBAs in 2009 consists of a $2.4 accrued VEBA contribution at December 31, 2009 in respect to the annual variable cash contribution which was paid in the first quarter of 2010.

[4]	Prepaid benefit of $195.8 relating to the VEBAs at December 31, 2010, was included in Net Assets in respect of the VEBAs on the Consolidated Balance Sheets. With respect to the $127.2 prepaid benefit relating to the VEBAs at December 31, 2009, $127.5 was included in Net asset in respect of the VEBAs and $0.3 was included in Net liabilities in respect of the VEBAs on the Consolidated Balance Sheets.
     The accumulated benefit obligation for all defined benefit pension plans was $4.8 and $3.7 at December 31, 2010 and 2009, respectively. The Company expects to contribute $0.4 to the Canadian pension plan in 2011.
     As of December 31, 2010, the net benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

	Benefit Payments Due by Period
	2011	2012	2013	2014	2015	2016-2020
Pension plan	$0.2	$0.2	$0.2	$0.3	$0.3	$1.9
Gross VEBA benefit payments	25.2	25.6	25.8	25.8	25.8	124.5
Anticipated Retiree Drug Subsidy	(3.2)	(3.3)	(3.4)	(3.5)	(3.5)	(17.8)

Total net benefits	$22.2	$22.5	$22.6	$22.6	$22.6	$108.6

     The amount of loss (income) which is recognized in the balance sheet (in Accumulated other comprehensive income (loss)) associated with the Company’s defined benefit pension plan that have not been recognized in earnings as of December 31, 2010 was $1.4, of which $1.8 was related to net actuarial loss and $(0.4) was related to transition asset. The amount of (income) loss which is recognized in the balance sheet (in Accumulated other comprehensive income (loss)) associated with the VEBAs that have not been recognized in earnings as of December 31, 2010 was $(3.8), of which $43.9 was related to prior service cost and $(47.7) was related to net gain.
     The amounts in accumulated other comprehensive income, relating to the pension plans, that have not yet been recognized in earnings at December 31, 2010 that is expected to be recognized in earnings in 2011 is immaterial. The amounts in accumulated other comprehensive income, relating to the VEBAs, that have not yet been recognized in earnings at December 31, 2010 that is expected to be recognized in earnings in 2011 is $3.3, of which $4.1 is related to amortization of prior service costs and $(.8) is related to amortization of net gain.
Fair Value of Plan Assets. The assets of the Company’s Canadian pension plan are managed by advisors selected by the Company, with the investment portfolio subject to periodic review and evaluation by the Company’s investment committee. The investment of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
assets in the Canadian pension plan is based upon the objective of maintaining a diversified portfolio of investments in order to minimize concentration of credit and market risks (such as interest rate, currency, equity price and liquidity risks). The degree of risk and risk tolerance take into account the obligation structure of the plan, the anticipated demand for funds and the maturity profiles required from the investment portfolio in light of these demands.
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
     The following tables present the fair value of plan assets of the VEBAs and the Company’s Canadian pension plan at December 31, 2010 and December 31, 2009. The fair value of the VEBAs’ plan assets are based on information made available to us by the VEBA administrators.

	December 31, 2010
	Level 1		Level 2	Level 3		Total
VEBAs
Fixed income investments in registered investment companies[1]	$		$299.1	$		$299.1
Mortgage backed securities			81.7			81.7
Corporate debt securities[2]			47.6			47.6
Equity investments in registered investment companies[3]			32.8			32.8
United States Treasuries			15.0			15.0
Municipal debt securities			7.1			7.1
Cash and money market investments[4]		11.2				11.2
Asset backed securities			10.1			10.1
Canadian pension plan
Investments in registered investment companies[5]			4.9			4.9

		$11.2	$498.3		$—	$509.5

	December 31, 2009
	Level 1		Level 2	Level 3		Total
VEBAs
Fixed income investments in registered investment companies [1]	$		$223.6	$		$223.6
Mortgage backed securities			74.9			74.9
Corporate debt securities[2]			51.1			51.1
Equity investments in registered investment companies[3]			29.8			29.8
United States Treasuries			23.6			23.6
Municipal debt securities			4.2			4.2
Cash and money market investments[4]		12.0				12.0
Asset backed securities			0.8			0.8
Canadian pension plan
Investments in registered investment companies [5]			4.1			4.1

		$12.0	$412.1		$—	$424.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[1]	This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest in diversified portfolios comprised of (a) marketable fixed income securities such as (i) U.S. Treasury and other government issued debt securities, (ii) mortgage backed securities, (iii) asset backed securities, (iv) corporate bonds, notes and debentures in various sectors, (v) preferred stock, (vi) various deposit accounts and (vii) repurchase agreements and reverse repurchase agreements, (b) higher yielding, non-investment-grade fixed income securities in the high yield market and (c) debt securities of issuers located in countries with new or emerging markets, denominated in U.S. dollars or other foreign currencies. The fair value of assets in this category is estimated using the net asset value per share of the investments.

[2]	This category represents investments in fixed income corporate securities in various sectors. Investments in the industrial, financials and utilities sectors in 2010 represented approximately 53%, 36% and 11% of the total portfolio in this category, respectively. Investments in the industrial, financial and utilities sectors in 2009 represented approximately 41%, 44% and 15% of the total portfolio in this category, respectively.

[3]	This category represents investments in equity funds that invest in portfolios comprised of (i) equity securities of U.S. companies with a certain market capitalization threshold, (ii) American Depositary Receipts, or ADRs, for securities of non-U.S. issuers, and (iii) securities whose principal market is outside of U.S. The fair value of assets in this category is estimated using the net asset value per share of the investments.

[4]	This category represents cash and investments in various money market funds.

[5]	This category of plan assets are related to the Company’s Canadian pension plan. The plan assets are invested in investment funds that hold a diversified portfolio of U.S and international equity securities and fixed income securities such as corporate bonds, government bonds, mortgage and asset backed securities.
     Components of Net Periodic Benefit Cost (Income) — The following table presents the components of net periodic benefit cost (income) for the years ended December 31, 2010, 2009 and 2008:

	Canadian Pension Benefits			VEBA Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$0.1	$0.1	$0.2	$3.0	$2.2	$1.7
Interest cost	0.3	0.2	0.2	16.0	18.7	17.1
Expected return on plan assets	(0.2)	(0.2)	(0.2)	(21.0)	(21.0)	(20.6)
Amortization of transition asset[1]	—	—	—	—	—	—
Amortization of prior service cost[2]	—	—	—	4.2	1.6	0.8
Amortization of net loss (gain)	—	—	0.1	(0.4)	3.8	0.4

Net periodic benefit costs	$0.2	$0.1	$0.3	$1.8	$5.3	$(0.6)

[1]	There was an immaterial amount of transition asset amortization relating to the pension plan(s) for years ended December 31, 2010, 2009 and 2008.

[2]	The Company amortizes prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
     The following tables present the total charges related to all benefit plans for 2010, 2009 and 2008:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Service cost	$3.1	$2.3	$1.9
Interest cost	16.3	18.9	17.3
Expected return on plan assets	(21.2)	(21.2)	(20.8)
Amortization of prior service cost	4.2	1.6	0.8
Amortization of net loss (gain)	(0.4)	3.8	0.5

	2.0	5.4	(0.3)
Defined contributions plans	7.8	6.9	7.8
Multiemployer pension plans	3.0	3.0	3.3

	$12.8	$15.3	$10.8

     The following tables present the allocation of these charges:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Fabricated Products segment	$9.4	$8.8	$10.1
Corporate and Other segment	3.4	6.5	0.7

	$12.8	$15.3	$10.8

     For all periods presented, the net periodic benefits relating to the VEBAs are included as a component of Selling, administrative, research and development and general expense within All Other and substantially all of the Fabricated Products segment’s related charges are in Cost of products sold, excluding depreciation, amortization and other items with the balance in Selling, administrative, research and development and general.
12. Employee Incentive Plans
      Short-term Incentive Plans
     The Company has a short-term incentive compensation plan for senior management and certain salaried employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on EVA of the Company’s core Fabricated Products business, adjusted for certain safety and performance factors. Most of the Company’s production facilities have similar programs for both hourly and salaried employees. During 2010, 2009 and 2008, the Company recorded the following charges:

	2010	2009	2008
Cost of products sold	$2.9	$2.8	$2.9
Selling, administrative, research and development and general	3.9	3.2	6.1

	$6.8	$6.0	$9.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     The following table presents the allocation of these charges:

	2010	2009	2008
Fabricated Products segment	$4.8	$4.7	$6.3
All Other	2.0	1.3	2.7

	$6.8	$6.0	$9.0

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
     Subject to certain adjustments that may be required from time-to-time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At December 31, 2010, 1,034,823 common shares were available for additional awards under the Equity Incentive Plan.
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Service-based vested and non-vested common shares and restricted stock units	$3.6	$7.9	$9.6
Performance shares	0.8	0.9	0.2
Service-based stock options	0.1	0.3	0.3

Total compensation charge	$4.5	$9.1	$10.1

     The following table presents the allocation of these charges:

	2010	2009		2008
Fabricated Products segment	$1.4	$3.5	[1]	$3.3
All Other	3.1	5.6		6.8

	$4.5	$9.1		$10.1

[1]	Of the $3.5 compensation charge allocated to the Fabricated Products segment in 2009, $0.8 of the amount relates to the accelerated vesting of previously granted stock-based payments in connection with the Company’s restructuring efforts in 2009 (Note 17).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     The total income tax benefit recognized in the income statement for stock-based compensation arrangements were $1.7, $3.4 and $3.8 for 2010, 2009 and 2008, respectively.
     Non-vested Common Shares, Restricted Stock Units, and Performance Shares. The Company grants non-vested common shares to its non-employee directors, directors emeritus, executive officers and other key employees. The non-vested common shares granted to non-employee directors and a director emeritus are generally subject to a one year vesting requirement. The non-vested common shares granted to executive officers and senior management are generally subject to a three-year cliff vesting requirement. The non-vested common shares granted to other key employees are generally subject to a three year graded vesting requirement. In addition to non-vested common shares, the Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. With the exception of restricted stock units granted under the French sub-plan, restricted stock units vest one third on the first anniversary of the grant date and one third on each of the second and third anniversaries of the date of issuance. Restricted stock units granted under the French sub-plan vest two-thirds on the second anniversary of the grant date and one-third on the third anniversary of the grant date.
     The fair value of the non-vested common shares and restricted stock units are based on the grant date market value of the common shares and amortized over the requisite service period on a straight-line basis, after assuming an estimated forfeiture rate. From time-to-time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For 2010, 2009 and 2008, the Company recorded $0.2, $0.1 and $0.2, respectively, relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
     The Company grants performance shares to executive officers and other key employees under the Company’s long-term incentive (“LTI”) programs. Awards under existing programs are subject to performance requirements pertaining to the Company’s EVA performance, measured over a three-year performance period. EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. The vesting of performance shares and related issuance and delivery of common shares, if any, under the 2008-2010 LTI program, 2009-2011 LTI program and 2010-2012 LTI program will occur in 2011, 2012 and 2013, respectively. Performance shareholders do not receive voting rights through the ownership of such performance shares.
     The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three-year performance periods on a ratable basis.
     The fair value of the non-vested common shares, restricted stock units, and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the year ended December 31, 2010 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair
	Shares	Value per Share	Units	Value per Unit
Outstanding at December 31, 2009	254,152	$32.79	7,528	$18.13
Granted	97,931	34.39	2,362	36.23
Vested	(77,251)	52.24	(2,018)	25.24
Forfeited	(5,968)	24.74	—	—

Outstanding at December 31, 2010	268,864	$27.91	7,872	$21.74

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
A summary of the activity with respect to the performance shares for the year ended December 31, 2010 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at December 31, 2009	508,214	$23.75
Granted	205,789	34.13
Vested	(2,916)	20.08
Forfeited	(24,192)	24.73

Outstanding at December 31, 2010	686,895	$26.84

     Total fair value of shares that vested during 2010, 2009 and 2008 was $2.6, $21.6 and $2.1, respectively. The total fair value for shares granted during 2010, 2009 and 2008 was $10.5, $9.6 and $11.4, respectively.
     As of December 31, 2010, there was $3.3 of unrecognized gross compensation cost related to the non-vested common shares and the restricted stock units and $2.0 of unrecognized gross compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 1.4 years and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.0 years.
     Under the Equity Incentive Plan, the Company had allowed participants to elect to have the Company withhold common shares to satisfy statutory tax withholding obligations arising in connection with non-vested shares, restricted stock units, stock options, and performance shares. When the Company withholds the shares, it is required to remit to the appropriate taxing authorities the fair value of the shares withheld and such shares are cancelled immediately. During 2010 and 2008, 11,729 and 11,423 of such common shares were cancelled as a result of statutory tax withholding. No such shares were withheld or cancelled in 2009 as a result of a prohibition to repurchase shares under the Company’s then existing revolving credit facility.
     Stock Options. As of December 31, 2010, the Company had 22,077 fully-vested and exercisable outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 at an exercise price of $80.01 per share and have a remaining contractual life of 6.25 years. The average fair value of the options granted was $39.90. No new options were granted, and no existing options were forfeited or exercised during 2010.
     At December 31, 2010, there was no unrecognized gross compensation expense related to stock options, as all unvested options became fully vested on April 3, 2010.
13. Commitments and Contingencies
     Commitments. The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (Notes 7, 8 and 14).
     Minimum rental commitments under operating leases at December 31, 2010, are as follows: years ending December 31, 2011 — $6.9; 2012 — $6.4, 2013 — $5.5, 2014 — $3.0 and thereafter — $35.1. Rental expenses were $9.9, $7.3 and $6.3 for 2010, 2009, and 2008, respectively. There are renewal options in various operating leases subject to certain terms and conditions.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     The following table presents the changes in such accruals, which are primarily included in Long-term liabilities.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Beginning balance	$9.7	$9.6	$7.7
Additional accruals	13.9	2.4	5.1
Less expenditures	(3.4)	(2.3)	(3.2)

Ending balance	$20.2	$9.7	$9.6

     During the third quarter of 2010, the Company increased its environmental accruals in connection with the Company’s submission of a draft feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) on September 8, 2010 (the “Feasibility Study”). The draft Feasibility Study included recommendations for a range of alternative remediations to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington which may be implemented over the next 30 years. The draft Feasibility Study indicates a range of viable remedial approaches, but agreement has not yet been reached with the Washington State Ecology on the final remediation approach. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before the final decree is issued. The Comapny expects the consent decree to be issued in 2012.
     Based on the recommended remediation alternatives in the draft Feasibility Study and other existing historical environmental matters at the Trentwood facility and certain other locations owned or operated by the Company, the Company increased its environmental accrual by $13.6 during the third quarter. The Company’s environmental accrual represents the low end of the range of incremental cost estimates based on proposed alternatives in the draft Feasibility Study, investigational studies and other remediation activities occurring at certain locations owned or operated by the Company. The Company expects that these remediation actions will be taken over the next 30 years and estimates that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $1.1 in 2011, $0.9 in 2012, $2.7 in 2013, $0.7 in 2014, and $14.8 in 2015 and years thereafter through the balance of the 30 year period.
     As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors may result in revisions to management’s estimates and actual costs exceeding the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $21.3 over the next 30 years. It is reasonably possible that the Company’s recorded estimate of its obligation may change in the next 12 months.
     Other Contingencies. The Company and its subsidiaries are parties to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with past and current operations. The Company evaluates such matters on a case by case basis, and its policy is to vigorously contest any such claims it believes are without merit. In accordance with ASC Topic 450, Contingencies, the Company reserves for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material adverse impact on its consolidated financial position, operating results, or liquidity.
14. Derivative Financial Instruments and Related Hedging Programs
     Overview. In conducting its business, the Company, from time to time, enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to its sale of fabricated aluminum products and the purchase of metal used as raw material for its fabrication operations, (ii) the energy price risk from fluctuating prices for natural gas used in its production process, and (iii) foreign currency requirements with respect to its cash

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
commitments for equipment purchases and with respect to its foreign subsidiaries and investment. In March 2010, in connection with the issuance of the Notes, the Company purchased cash-settled Call Options relating to the Company’s common stock to limit its exposure to the cash conversion feature of the Notes (Note 7). The Company may modify the terms of its derivative contracts based on operational needs or financing objectives. As the Company’s operational hedging activities are generally designed to lock in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contracts, significant unrealized, non-cash gains and losses may be recorded in the income statement. The Company may also be exposed to margin calls placed on derivative contracts, which the Company tries to minimize or offset through the management of counterparty credit lines and/or the utilization of options as part of the hedging activities. The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
     Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk to its customers. However, in certain instances the Company enters into firm price arrangements with its customers and incurs price risk on its anticipated primary aluminum purchases in respect of such customer orders. The Hedging business unit uses third-party hedging instruments to limit exposure to metal-price risks related to firm price customer sales contracts. Unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items.
     Total fabricated products shipments during 2010, 2009 and 2008 that contained fixed price terms were (in millions of pounds) 97.0, 162.7 and 228.3, respectively. At December 31, 2010, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum for 2011, 2012 and 2013 and thereafter, totaling approximately (in millions of pounds) 90.9, 14.5 and 0.4, respectively.
     Hedges Relating to the Notes. In March 2010, the Company issued Notes in the aggregate principal amount of $175.0. Holders may convert their Notes into cash before January 1, 2015 only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on and after January 1, 2015 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. The conversion feature can only be settled in cash and is required to be bifurcated from the Notes and treated as a separate derivative instrument under ASC 815 (Note 1). In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options. Both the Bifurcated Conversion Feature and the Call Options are measured at fair value with unrealized gains and losses recorded in Other income (expense) within the Company’s Statements of Consolidated Income. The Company expects the gain or loss from the Call Options to substantially offset the gain or loss associated with changes to the valuation of the Bifurcated Conversion Feature. Accordingly, the Company does not expect there to be a material net impact to the Consolidated Statement of Income associated with the Bifurcated Conversion Feature and the Call Options, over time. In connection with the issuance of the Notes, the Company also entered into transactions pursuant to which the Company sold the Warrants to the Option Counterparties (Note 7). The Warrants meet the definition of derivatives under ASC 815; however, because the Warrants have been determined to be indexed to the Company’s own stock and to have met the requirement to be classified as equity instruments, they are not subject to the fair value provisions of ASC 815.
     The following table summarizes the Company’s material derivative positions at December 31, 2010:

		Notional
		Amount of
		Contracts
Commodity	Period	(mmlbs)	Fair Value
Aluminum —
Call option purchase contracts	1/11 through 12/11	48.9	$9.3
Call option sales contracts	1/11 through 12/11	48.9	$(9.3)
Put option purchase contracts	1/11 through 12/11	103.4	$0.1
Put option sales contracts	1/11 through 12/11	48.9	$(0.1)
Fixed priced purchase contracts	1/11 through 11/13	117.7	$17.8
Fixed priced sales contracts	1/11 through 12/11	11.9	$(3.4)
Midwest premium swap contracts[1]	1/11 through 12/11	72.8	$0.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

		Notional
		Amount
		of Contracts
Energy	Period	(mmbtu)	Fair Value
Natural gas —[2]
Call option purchase contracts	1/11 through 12/13	6,810,000	$0.3
Call option sales contracts	1/11 through 12/11	2,760,000	$—
Put option purchase contracts	1/11 through 12/11	2,760,000	$2.5
Put option sales contracts	1/11 through 12/13	6,810,000	$(4.6)
Fixed priced purchase contracts	1/11 through 12/11	3,470,000	$(0.4)

		Notional
		Amount
		of Contracts
Hedges Relating to the Notes	Period	(Common Shares)	Fair Value
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,621,608	$(60.0)
Call Options[3]	3/10 through 3/15	3,621,608	$48.4

[1]	Regional premiums represent the premium over the LME price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]	As of December 31, 2010, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 95% of the expected natural gas purchases for 2011, approximately 74% of the expected natural gas purchases for 2012 and approximately 22% of the expected natural gas purchases for 2013.

[3]	The Bifurcated Conversion Feature represents the cash conversion feature of the Notes. To hedge against the potential cash outflows associated with the Bifurcated Conversion Feature, the Company purchased cash-settled Call Options. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company’s common stock, the Call Options may only be settled in cash.
     Fair Value Measurements. The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets (Note 6). The Company’s derivative contracts are valued at fair value using significant observable and unobservable inputs.
     Commodity, Foreign Currency and Energy Hedges — The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified, and valuation techniques do not involve significant judgment. The Company has some derivative contracts, however, that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     Bifurcated Conversion Feature and Call Options — The value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued based on the trading price of the Notes on December 31, 2010 (Note 7). The fair value of the Notes without the cash conversion feature is the present value of the series of fixed income cash flows under the Notes, with a mandatory redemption in 2015.
     The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model are the Company’s stock price, risk-free rate, credit spread, dividend yield, expected volatility of the Company’s stock price, and probability of certain corporate events, all of which are observable inputs by market participants.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     The significant assumptions used in the determining the fair value of the Call Option at December 31, 2010 were as follows:

Stock price at December 31, 2010[1]	$50.09
Quarterly dividend yield (per share)[2]	$0.24
Risk-free interest rate[3]	1.64%
Credit spread (basis points)[4]	469
Expected volatility rate[5]	28%

[1]	The Company’s stock price has the most material impact to the fair values of the Call Options and the Notes, which drives the fair value of the Bifurcated Conversion Feature. Changes in fair values of the Call Options and the Bifurcated Conversion Features are recorded as unrealized gains (losses) in Other (expense) income, net on the Statements of Consolidated Income.

[2]	The Company used a discrete quarterly dividend payment of $0.24 per share based on historical and expected future quarterly dividend payments.

[3]	The risk-free rate was based on the five-year and three-year Constant Maturity Treasury rate on December 31, 2010, compounded semi-annually.

[4]	The Company’s credit rating was estimated to be between BB and B+ based on comparisons of its financial ratios and size to those of other rated companies. Using the Merrill Lynch High Yield index, the Company identified credit spreads for other debt issuances with similar credit ratings and used the median of such credit spreads.

[5]	The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.
     The Call Options are expected to substantially eliminate the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that it may be required to make upon the conversion of the Notes.
     The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$18.2	$—	$18.2
Aluminum option contracts	—	9.4	—	9.4
Natural gas swap contracts	—	0.1	—	0.1
Natural gas option contracts	—	2.8	—	2.8
Call Options	—	48.4	—	48.4
Midwest premium swap contracts	—	—	0.2	0.2

Total	$—	$78.9	$0.2	$79.1

Derivative liabilities:
Aluminum swap contracts	$—	$(3.8)	$—	$(3.8)
Aluminum option contracts	—	(9.4)	—	(9.4)
Natural gas swap contracts	—	(0.5)	—	(0.5)
Natural gas option contracts	—	(4.6)	—	(4.6)
Bifurcated Conversion Feature	—	(60.0)	—	(60.0)
Midwest premium swap contracts	—	—	(0.1)	(0.1)

Total	$—	$(78.3)	$(0.1)	$(78.4)

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

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2010:	$—
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	0.9
Purchases, sales, issuances and settlements	(0.8)
Transfers in and (or) out of Level 3	—

Balance at December 31, 2010	$0.1

Total gains included in earnings attributable to the change in unrealized losses relating to derivative contracts held at December 31, 2010:	$—

     The realized and unrealized gains (losses) for 2010, 2009 and 2008 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Realized (losses) gains:
Aluminum	$(0.6)	$(29.2)	$16.4
Foreign Currency	—	(13.4)	(2.9)
Natural Gas	(1.3)	(10.0)	(3.0)

Total realized (losses) gains:	$(1.9)	$(52.6)	$10.5

Unrealized (losses) gains:
Aluminum	$3.6	$61.2	$(67.2)
Foreign Currency	0.1	15.6	(15.5)
Natural Gas	(4.4)	3.7	(4.4)
Purchased cash convertible note hedge	17.0	—	—
Cash conversion feature of Cash Convertible Notes	(21.9)	—	—

Total unrealized (losses) gains	$(5.6)	$80.5	$(87.1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     A majority of the Company’s derivative contracts contain credit-risk related contingencies. If the fair value of the Company’s net derivative positions with the counterparty exceeds a specified threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the fair value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At December 31, 2010 and 2009, the Company had no margin deposits placed with its counterparties or margin deposits received from its counterparties.
15. Earnings Per Share
     In recognition of new accounting guidance adopted in 2009, unvested stock-based payment awards that contained nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) represent participating securities and are included in the computation of earnings per share pursuant to the two-class method. Adoption of this new guidance includes retrospective application of this guidance to prior periods’ financial statements.
Basic and diluted earnings per share for 2010, 2009 and 2008 were calculated as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Numerator:
Net income (loss)	$14.1	$70.5	$(68.5)
Less: net income attributable to participating securities[1]	(0.1)	(1.6)	(0.4)

Net income (loss) available to common stockholders	$14.0	$68.9	$(68.9)

Denominator:
Weighted-average common shares outstanding — Basic	19,376,521	19,639,448	19,979,715

Weighted-average common shares — Diluted	19,376,521	19,639,448	19,979,715

Earnings per common share:
Basic	$0.72	$3.51	$(3.45)
Diluted	$0.72	$3.51	$(3.45)
The following table provides a detail of net income attributable to participating securities for 2010, 2009 and 2008:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Net income attributable to participating securities:[1]
Distributed income	$0.1	$0.4	$0.4
Undistributed income	—	1.2	—

Total net income attributable to participating securities	$0.1	$1.6	$0.4

Percentage of undistributed net income apportioned to participating securities	0%	2%	0%

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[1]	Net income attributable to participating securities for a given period includes both distributed and undistributed net income, as applicable. Distributed net income attributed to participating securities represents dividend and dividend equivalents declared on the participating securities that the Company expects to ultimately vest. Undistributed net income for a given period, if any, is apportioned to participating securities based on the weighted-average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted-average number of these securities outstanding during the period. Undistributed losses are not allocated to participating securities, however, as holders of such securities do not have an obligation to fund net losses of the Company.
     In computing the diluted weighted-average common shares outstanding for 2010, 2009 and 2008, the Company used the two-class method assuming that participating securities are not exercised, vested or converted. The Company included the dilutive effect of stock options in calculating the diluted weighted-average common shares. Options to purchase 22,077 common shares at an average exercise price of $80.01 per share were outstanding at December 31, 2010, 2009 and 2008. The potential dilutive effect of such shares was zero for 2010, 2009 and 2008. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.36 per share were issued in March 2010 and outstanding at December 31, 2010. The potential dilutive effect of shares underlying the Warrants was zero for the year ended December 31, 2010.
     During 2010, 2009 and 2008, the Company paid a total of approximately $19.0 ($0.96 per common share), $19.6 ($0.96 per common share), and $17.2 ($0.84 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of any performance shares with respect to one half of the performance shares.
     In June 2008, the Company’s Board of Directors authorized the repurchase of up to $75 of the Company’s common shares, with repurchase transactions to occur in open market and privately negotiated transactions at such times and prices as deemed appropriate by management, and to be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and cash flows. The Company repurchased 572,706 shares of common stock at a weighted-average price of $49.05 per share during the third quarter of 2008 for a total cost of $28.1 leaving $46.9 available for repurchase.
     During the first quarter of 2010, pursuant to a separate authorization from our Board of Directors, we repurchased $44.2, or 1,151,900 shares of our outstanding common stock, in privately negotiated, off-market transactions with purchasers of the Notes.
     The total cost of $72.3 is shown on the Consolidated Balance Sheets as Treasury stock.
16. Segment and Geographical Area Information
     The Company’s primary line of business is the production of semi-fabricated specialty aluminum products. In addition, the Company also owns a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales.
     Each of the Company’s production facilities is an operating segment. Such operating segments were aggregated for reporting purposes to one reportable segment, Fabricated Products. The Fabricated Products segment sells value added products such as aluminum sheet and plate, extruded and drawn products which are primarily used in aerospace, high strength general engineering, automotive and other industrial end market segment applications. Prior to September 30, 2009, the Company also had a Primary Aluminum segment, which produced, through the Company’s interest in Anglesey, and sold commodity grade products as well as value added products such as ingot and billet for which the Company received a premium over fluctuating commodity market prices, and conducted hedging activities with respect to the Company’s exposure to primary aluminum price risk and British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations. Anglesey operated as a primary aluminum smelter until September 30, 2009 when it fully curtailed its smelting operations due to the expiration of its long-term power contract and its inability to find alternative affordable power to continue operating as a smelter.
     Following the cessation of Anglesey’s smelting operations and beginning in the fourth quarter of 2009, the Company’s operations consist of the Fabricated Products segment and three business units, Secondary Aluminum, Hedging, and Corporate and Other. The Secondary Aluminum business unit sells value added products such as ingot and billet, produced from Anglesey, for which the Company receives a portion of a premium over normal commodity market prices. The Hedging business unit conducts hedging activities with respect to the Company’s exposure to primary aluminum prices and through September 30, 2009, conducted hedging activities with respect to British Pound Sterling exchange rate risks relating to Anglesey’s smelting operations. The Corporate and Other business unit provides general and administrative support for the Company’s operations. For purposes of segment reporting

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
under GAAP, the Company treats the Fabricated Products segment as a reportable segment and combines the three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which is referred to as All Other. All Other is not considered a reportable segment.
     The Company periodically reassesses the methodologies used to allocate costs among the Company’s business units to assess segment profitability. In 2010, the Company modified the allocation of incentive compensation expense relating to its LTI programs and certain short-term incentive plans among its business units. All prior period results have been retrospectively adjusted for consistency with cost allocation in 2010. These reclassifications have no impact on the Company’s segment or consolidated Net sales, or its consolidated operating income. Based upon the Company’s methodology to allocate incentive costs among its business units in 2010, an additional $4.6 and $5.6 of charges relating to its LTI programs and certain short-term employee incentive plans have been included in the operating results of the Fabricated Products segment in 2009 and 2008, respectively.
     The accounting policies of the Fabricated Products segment are the same as those described in Note 1. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.
     Financial information by operating segment for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Year Ended
	December 31,
	2010	2009	2008
Net Sales:
Fabricated Products	$1,078.8	$897.1	$1,336.8
All Other[1]	0.3	89.9	171.4

	$1,079.1	$987.0	$1,508.2

[1]	Net sales in All Other represents net sales relating to Anglesey’s smelting operations prior to September 30, 2009. In connection with Anglesey’s new remelt operation beginning in the fourth quarter of 2009, the Company changed its basis of revenue recognition from gross to net basis (see Note 1).

	Year Ended
	December 31,
	2010	2009	2008
Segment Operating Income (Loss):
Fabricated Products [1,3]	$78.6	$73.6	$47.9
All Other[2,3]	(34.2)	45.1	(138.9)

Total operating income (loss)	$44.4	$118.7	$(91.0)
Interest expense	(11.8)	—	(1.0)
Other income (expense), net	(4.2)	(0.1)	0.7

Income (loss) before income taxes	$28.4	$118.6	$(91.3)

[1]	Operating results in the Fabricated Products segment for 2010, 2009 and 2008 included LIFO inventory (charges) benefits of $(16.5), $(8.7) and $7.5, respectively. Also included in the operating results for 2009 and 2008 were lower of cost or market inventory write-downs of $9.3 and $65.5, respectively, and $5.4 and $8.8, respectively, of restructuring charges relating to the restructuring plans involving the Company’s Tulsa, Oklahoma and Bellwood, Virginia facilities. Restructuring charges in 2010 were not material.

Also included in the Fabricated Products segment operating results for the 2010, 2009 and 2008 were $13.6, $0.7 and $5.0 of environmental expense, respectively. The Fabricated Products segment operating results for 2010 also include $3.9 of impairment charge relating to certain Property, plant and equipment.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[2]	Operating results in All Other included realized and unrealized hedging gains (losses) on the Company’s British Pound Sterling and metal derivative positions and impairment charges of the Company’s investment in Anglesey in the amount of $1.8 and $37.8 in 2009 and 2008, respectively.

[3]	Operating results of the Fabricated Products segment and All Other include gains (losses) on intercompany hedging activities related to metal. These amounts eliminate in consolidation. Internal hedging (losses) gains related to metal in the Fabricated Products segment were $(0.1), $(42.8), and $16.9 for 2010, 2009, and 2008, respectively. Conversely, All Other included such amounts as gains (losses) for the 2010, 2009, and 2008, respectively.

	Year Ended December 31,
	2010	2009	2008
Depreciation and Amortization:
Fabricated Products	$19.4	$16.2	$14.6
Corporate and Other	0.4	0.2	0.1

	$19.8	$16.4	$14.7

Capital expenditures:
Fabricated Products	$38.0	$58.5	$93.2
Corporate and Other	0.9	0.7	—

	$38.9	$59.2	$93.2

	December 31,	December 31,
	2010	2009
Segment assets:
Fabricated Products	$496.7	$457.6
All Other[1]	845.7	627.9

	$1,342.4	$1,085.5

[1]	Assets in All Other primarily represents all of the Company’s cash and cash equivalents, derivative assets, net assets in respect of VEBA and net deferred income tax assets.

	Year Ended December 31,
	2010	2009	2008
Income Taxes Paid:
Fabricated Products —
United States	$0.1	$4.0	$1.2
Canada	0.7	8.8	5.2

	$0.8	$12.8	$6.4

     Geographical information for net sales, based on country of origin, and long-lived assets follows:

	Year Ended December 31,
	2010	2009	2008
Net sales to unaffiliated customers:
Fabricated Products —
United States	$991.2	$840.1	$1,242.9
Canada	87.6	57.0	93.9

	$1,078.8	$897.1	$1,336.8

All Other —

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2010	2009	2008
United Kingdom	0.3	89.9	171.4

	0.3	89.9	171.4

	$1,079.1	$987.0	$1,508.2

      The aggregate foreign currency transaction gains (losses) included in determining net income were immaterial for 2010, 2009, and 2008. Sales to the Company’s largest fabricated products customer accounted for sales of approximately 23%, 20%, and 18% of total revenue in 2010, 2009, and 2008, respectively. The loss of the Company’s largest customer would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationship between the customer and the Company is good and the risk of loss of the customer is remote. Export sales were approximately 13%, 10%, and 10% of total revenue during the years ended December 31, 2010, 2009, and 2008.
17. Restructuring and Other Exit Activities
     In December 2008, the Company announced plans to close its Tulsa, Oklahoma facility and curtail operations at its Bellwood, Virginia facility due to deteriorating economic and market conditions. Both facilities produced extruded rod and bar products sold principally to service centers for general engineering applications. Approximately 45 employees at the Tulsa, Oklahoma facility and 125 employees at the Bellwood, Virginia facility were affected. The restructuring efforts initiated during the fourth quarter of 2008 were substantially completed by the first quarter of 2009.
     In May 2009, the Company announced plans to further curtail operations at its Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products. The Company also reduced its personnel in certain other locations in the second quarter of 2009 to streamline costs. Approximately 85 employees were affected by the reduction in force, principally at the Bellwood, Virginia facility. The restructuring efforts initiated during the second quarter of 2009 were substantially completed by the end of 2009.
     In connection with the above restructuring efforts, the Company incurred restructuring costs and other charges of $8.8 in 2008, of which $4.5 were related to involuntary employee terminations and $4.3 were related to asset impairments.
     In 2009, the Company recorded restructuring costs and other charges of $5.4, of which $4.3 were related to involuntary employee terminations and other personnel costs, and the remaining $1.1 were principally related to contract termination costs, facility shut-down costs and a non-cash asset impairment charge. Of the personnel-related costs, non-cash expenses of approximately $0.8 related to accelerated vesting of previously granted stock-based payments.
     In 2010, the Company recorded a net restructuring benefit of $0.3 in connection with the above-referenced restructuring efforts, consisting of (i) a benefit of $1.0 representing revisions of previously estimated employee termination costs due to extension of unemployment benefits from the Commonwealth of Virginia and (ii) a non-cash impairment charge of $0.7 relating to certain Property, plant and equipment at the previously closed Tulsa, Oklahoma facility.
     All restructuring costs and other charges in connection with above-referenced restructuring plans were incurred and recorded in the Company’s Fabricated Products segment.
     Of the total cash restructuring charges recorded in connection with the fourth quarter 2008 and the second quarter 2009 restructuring plans, approximately $0.4 and $2.3 of restructuring obligations remained as of December 31, 2010 and 2009.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     The following table summarizes the activity relating to cash obligations arising from the Company’s restructuring plans:

	Employee
	Termination and
	Other Personnel	Facility related
	Costs	costs	Total
Cash restructuring costs and other charges incurred in 2008	4.5	—	4.5

Restructuring obligations at December 31, 2008	4.5	—	4.5
Cash restructuring costs and other charges incurred in 2009	3.3	0.5	3.8
Cash payments in 2009	(5.5)	(0.5)	(6.0)

Restructuring obligations at December 31, 2009	2.3	—	2.3
Cash restructuring costs and other (benefits) charges incurred in 2010	(1.0)	—	(1.0)
Cash payments in 2010	(0.9)	—	(0.9)

Restructuring obligations at December 31, 2010	$0.4	$—	$0.4

     In July 2010, the Company sold its manufacturing facility located in Greenwood, South Carolina for cash consideration of $4.8. The Greenwood, South Carolina facility produced forged aluminum products, which no longer fit within the Company’s strategic portfolio of product offerings. In connection with the sale, the Company recorded a $1.9 impairment charge to reduce the carrying value of the assets classified as held-for-sale to their estimated fair value, less costs to sell. Such impairment loss was included in Other operating charges (benefit) in the Statements of Consolidated Income and was included as part of the Fabricated Products segment results, which the Company considers to be immaterial.
18. Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Interest paid	$6.0	$2.0	$0.9

Income taxes paid	$0.8	$12.8	$6.4

Supplemental disclosure of non-cash transactions:
Non-cash capital expenditures	$1.7	$5.3	$6.3

Issuance of Nichols Promissory Note — Note 9	$6.7	$—	$—

19. Subsequent Events
     The Company has evaluated events subsequent to December 31, 2010, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represent subsequent events that merit disclosure herein:
     Dividend Declaration. On January 12, 2011, the Company announced that its Board of Directors approved the declaration of a quarterly cash dividend of $0.24 per share on the Company’s outstanding common stock to stockholders of record at the close of business on January 24, 2011. The dividend was paid on or about February 15, 2011.
     Acquisition. Effective January 1, 2011, the Company completed the acquisition of substantially all of the assets of Alexco, a manufacturer of hard alloy extrusions for the aerospace industry, based in Chandler Arizona.
     The Company paid net cash consideration of $83.3 (net of $4.9 of cash received in the acquisition) on January 3, 2011, with existing cash on hand, and assumed certain liabilities totaling approximately $1.0. For the year ended December 31, 2010, the Company’s consolidated results of operations include expenses of $0.4 related to this transaction. Such expenses are included within Selling, administrative, research and development, and general expenses.
     The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets will be recorded as goodwill. The purchase price allocation presented below is preliminary due to the continuing analyses relating to the determination of the estimated fair values of the assets acquired and liabilities assumed. Any changes to the valuation of net assets acquired, based on information as of the acquisition date, will result in an adjustment to the estimated fair value of the assets acquired and liabilities assumed, and a corresponding adjustment to goodwill. Management does not expect the final valuation to be materially different from

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
the preliminary purchase price allocation disclosed below. Goodwill arising from this transaction reflects (i) the expected synergistic benefits to the Company, as the products manufactured by the acquired operation are expected to complement the Company’s other offerings of sheet, plate, cold finish and drawn tube products for aerospace applications and (ii) the calculation of the fair value of the other assets acquired and liabilities assumed in this transaction. Goodwill arising from this transaction is anticipated to be deductible for tax purposes, over the next 15 years.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of purchase price:
Cash	$4.9
Accounts receivable, net	3.6
Inventories	6.6
Property, plant and equipment	4.5
Definite-lived intangible assets:
Customer relationships	34.7
Order backlog	0.3
Trademark and trade name	0.4
Goodwill	34.2
Accounts payable and other current liabilities	(1.0)

Cash consideration paid	$88.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	31-Mar	30-Jun	30-Sep	31-Dec
2010
Net sales	$267.5	$282.4	$263.4	$265.8
Costs of products sold	232.0	255.9	229.3	229.6
Restructuring costs and other (benefits) charges	(0.6)	0.1	(0.4)	0.6
Gross Profit	36.1	26.4	34.5	35.6
Operating income	14.8	4.0	13.2	12.4
Net income (loss)	$8.8	$0.1	$5.5	$(0.3)
Earnings per share — Basic:
Net income (loss) per share	$0.44	$0.01	$0.29	$(0.02)
Earnings per share — Diluted:
Net income (loss) per share	$0.44	$0.01	$0.29	$(0.02)
Common stock market price:
High	$44.40	$41.63	$43.23	$52.00
Low	$32.83	$32.91	$33.90	$42.07

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	31-Mar	30-Jun	30-Sep	31-Dec
2009
Net sales	$265.9	$232.1	$252.0	$237.0
Costs of products sold	225.6	170.3	188.3	182.2
Lower of cost or market inventory write-down	9.3	—	—	—
Impairment of investment in Anglesey	0.6	1.2	—	—
Restructuring costs and other charges (benefits)	1.2	5.1	0.1	(1.0)
Gross Profit	29.2	55.5	63.6	55.8
Operating income	7.2	35.0	42.6	33.9
Net income	$3.8	$19.6	$23.0	$24.1
Earnings per share — Basic:
Net income per share	$0.19	$0.97	$1.14	$1.20
Earnings per share — Diluted:
Net income per share	$0.19	$0.97	$1.14	$1.19
Common stock market price:
High	$29.24	$37.41	$41.65	$43.59
Low	$16.36	$22.19	$29.76	$33.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.
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
Item 9B. Other Information
     None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     The information called for by this item is set forth under the captions “Executive Officers,” “Proposals Requiring Your Vote — Proposal for Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our proxy statement for the 2011 annual meeting of stockholders.
Item 11. Executive Compensation
     The information called for by this item is set forth under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2011 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2011 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our proxy statement for the 2011 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2011 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
Management’s Report on the Financial Statements and Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets

Statements of Consolidated Income (Loss)

Statements of Consolidated Stockholders’ Equity and Comprehensive Income (Loss)

Statements of Consolidated Cash Flows

Notes to Consolidated Financial Statements

Quarterly Financial Data (Unaudited)
2. All schedules are omitted because they are either inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto included in Item 8. “Financial Statements and Supplementary Data” and incorporated herein by reference.
3. Exhibits
     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 120), which index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
By:	/s/ Jack A. Hockema
Jack A. Hockema
President and Chief Executive Officer

Date: February 22, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema Jack A. Hockema	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Date: February 22, 2011

/s/ Daniel J. Rinkenberger Daniel J. Rinkenberger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 22, 2011

/s/ Neal West Neal West	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 22, 2011

/s/ Carolyn Bartholomew Carolyn Bartholomew	Director	Date: February 22, 2011

David Foster	Director

/s/ Teresa A. Hopp Teresa A. Hopp	Director	Date: February 22, 2011

/s/ Lauralee Martin Lauralee Martin	Director	Date: February 22, 2011

William F. Murdy	Director

/s/ Alfred E. Osborne, Jr., Ph.D. Alfred E. Osborne, Jr., Ph.D.	Director	Date: February 22, 2011

Jack Quinn	Director

/s/ Thomas M. Van Leeuwen Thomas M. Van Leeuwen	Director	Date: February 22, 2011

/s/ Brett E. Wilcox Brett E. Wilcox	Director	Date: February 22, 2011

INDEX OF EXHIBITS

Exhibit
Number	Description
2.1	Third Amended Joint Plan of Liquidation for Alpart Jamaica Inc. (“AJI”) and Kaiser Jamaica Corporation (“KJC”), dated February 25, 2005 (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K for the period ended December 31, 2004, filed by the Company on March 31, 2005, File No. 1-9447).

2.2	Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated April 7, 2005 (incorporated by reference to Exhibit 2.2 to the Current Report Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).

2.3	Second Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated November 22, 2005 (incorporated by reference to Exhibit 2.3 to the Current Report Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).

2.4	Third Modification to the Third Amended Joint Plan of Liquidation for AJI and KJC, dated December 19, 2005 (incorporated by reference to Exhibit 2.4 to the Current Report Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).

2.5	Third Amended Joint Plan of Liquidation for Kaiser Alumina Australia Corporation (“KAAC”) and Kaiser Finance Corporation (“KFC”), dated February 25, 2005 (incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K for the period ended December 31, 2004, filed by the Company on March 31, 2005, File No. 1-9447).

2.6	Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated April 7, 2005 (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).

2.7	Second Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated November 22, 2005 (incorporated by reference to Exhibit 2.7 to the Current Report on Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447).

2.8	Third Modification to the Third Amended Joint Plan of Liquidation for KAAC and KFC, dated December 19, 2005 (incorporated by reference to Exhibit 2.8 to the Current Report on Form 8-K, filed by the Company on December 23, 2005, File No. 1-9447)

2.9	Second Amended Joint Plan of Reorganization for the Company, Kaiser Aluminum & Chemical Corporation (“KACC) and Certain of Their Debtor Affiliates, dated as of September 7, 2005 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed by the Company on September 13, 2005, File No. 1-9447).

2.10	Modifications to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates Pursuant to Stipulation and Agreed Order between Insurers, Debtors, Committee and Future Representatives (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).

2.11	Modification to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of November 22, 2005 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).

2.12	Third Modification to the Second Amended Joint Plan of Reorganization for the Company, KACC and Certain of Their Debtor Affiliates, dated as of December 16, 2005 (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).

2.13	Order Confirming the Second Amended Joint Plan of Reorganization of the Company, KACC and Certain of Their Debtor Affiliates (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K, filed by the Company on February 7, 2006, File No. 1-9447).

2.14	Order Affirming the Confirmation Order of the Second Amended Joint Plan of Reorganization of the Company, KACC and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.6 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 1-9447).

2.15	Special Procedures for Distributions on Account of NLRB Claim, as agreed by the National Labor Relations Board, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (formerly known as the United Steelworkers of America, AFL-CIO, CLC) (the “USW”) and the Company pursuant to Section 7.8e of the Second Amended Joint Plan of Reorganization of the Company, KACC and Certain of Their Debtor Affiliates, as modified (incorporated by reference to Exhibit 2.7 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, File No. 000-52105).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

4.1	Indenture, dated as of March 29, 2010 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.1	Credit Agreement, dated as of March 22, 2010, effective as of March 23, 2010, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC and Kaiser Aluminium International, Inc., certain financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Wells Fargo Capital Finance, LLC, as joint bookrunners and joint lead arrangers, Wells Fargo Capital Finance, LLC, as documentation agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, filed by the Company on January 28, 2011, File No. 000-52105).

10.2	Form of Confirmation of Base Call Option Transactions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.3	Form of Confirmation of Additional Call Option Transactions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.4	Form of Confirmation of Base Warrant Transactions (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.5	Form of Confirmation of Additional Warrant Transactions (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.6	Asset Purchase Agreement between Desert Fabco Acquisition, LLC and Alexco, L.L.C., dated as of October 12, 2010, and related Corporate Guaranty, dated as of October 12, 2010, by Kaiser Aluminum Corporation to Alexco, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on October 15, 2010, File No. 000-52105).

**10.7	Description of Compensation of Directors (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed by the Company on April 29, 2010, File No. 000-52105).

**10.8	Employment Agreement, dated as of November 9, 2010, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 15, 2010, File No. 000-52105).

**10.9	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.10	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.12	Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.13	Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

10.14	Stock Transfer Restriction Agreement, dated as of July 6, 2006, between the Company and National City Bank, in its capacity as the trustee for the trust that provides benefits for certain eligible retirees of Kaiser Aluminum & Chemical Corporation represented by the USW, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 1186, the International Association of Machinists and Aerospace Workers, the International Chemical Workers Union Council of the United Food and Commercial Workers, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO, CLC and their surviving spouses and eligible dependents (the “Union VEBA”) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

Exhibit
Number	Description
10.15	Registration Rights Agreement, dated as of July 6, 2006, between the Company and the Union VEBA and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

10.16	Director Designation Agreement, dated as of July 6, 2006, between the Company and the USW (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

10.17	Letter Agreement dated January 19, 2010 extending the term of the Director Designation Agreement between the Company and the USW (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 21, 2010, File No. 000-52105).

**10.18	Form of Change in Control Severance Agreement for John Barneson (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.19	Form of Change in Control Severance Agreement for John M. Donnan, Daniel J. Rinkenberger and James E. McAuliffe (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.20	Form of Amendment to the Change in Control Severance Agreement with John Barneson, John M. Donnan, Daniel J. Rinkenberger, and James E. McAuliffe (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

**10.21	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan dated June 1, 2010 and effective June 8, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on June 1, 2010).

**10.22	2007 Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

**10.23	Amendment dated December 31, 2008 to the agreements evidencing awards granted to Messrs. Jack A. Hockema, John Barneson, John M. Donnan, Daniel J. Rinkenberger and James E. McAuliffe prior to 2008 under the Company’s 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

**10.24	2008 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).

**10.25	2008 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).

Exhibit
Number	Description
**10.26	Kaiser Aluminum Corporation 2008 — 2010 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 4, 2008, File No. 000-52105).

**10.27	2008 Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, File No. 000-52105).

**10.28	Summary of the Kaiser Aluminum Fabricated Products 2009 Short-Term Incentive Plan for Key Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

**10.29	2009 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

**10.30	2009 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

**10.31	Kaiser Aluminum Corporation 2009 — 2011 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

**10.32	Kaiser Aluminum Fabricated Products 2010 Short-Term Incentive Plan for Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

**10.33	2010 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

**10.34	2010 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

**10.35	Kaiser Aluminum Corporation 2010 — 2012 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

*21	Significant Subsidiaries of Kaiser Aluminum Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS***	XBRL Instance

*101.SCH***	XBRL Taxonomy Extension Schema

*101.CAL***	XBRL Taxonomy Extension Calculation

*101.DEF***	XBRL Taxonomy Extension Definition

*101.LAB***	XBRL Taxonomy Extension Label

*101.PRE***	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

***	As provided Rule 406T of Regulation S-T, XBRL information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.