Form 10-Q
period 2011-03-31
KAISER ALUMINUM CORP
filed 2011-04-28
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of April 21, 2011, there were 19,268,791 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In millions of dollars, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55.9	$135.6
Receivables:
Trade, less allowance for doubtful receivables of $0.6 at March 31, 2011 and $0.6 at December 31, 2010	114.0	83.0
Other	3.3	5.2
Inventories	169.6	167.5
Prepaid expenses and other current assets	90.3	80.1

Total current assets	433.1	471.4
Property, plant, and equipment — net	358.1	354.1
Net asset in respect of VEBAs	208.6	195.7
Deferred tax assets — net	221.0	231.1
Intangible assets — net	38.8	4.0
Goodwill	37.2	3.1
Other assets	74.0	83.0

Total	$1,370.8	$1,342.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63.7	$50.8
Accrued salaries, wages, and related expenses	29.5	31.1
Other accrued liabilities	42.5	42.0
Payable to affiliate	23.9	17.1
Current portion of secured debt and credit facilities	4.8	1.3

Total current liabilities	164.4	142.3
Long-term liabilities	130.1	134.7
Cash convertible senior notes	143.0	141.4
Long-term secured debt and credit facilities	7.9	11.8

Total liabilities	445.4	430.2
Commitments and contingencies — Note 10
Stockholders’ equity:
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2011 and at December 31, 2010; 19,268,791 shares issued and outstanding at March 31, 2011 and 19,214,451 shares issued and outstanding at December 31, 2010	0.2	0.2
Additional capital	988.8	987.1
Retained earnings	86.7	80.1
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 3,306,938 shares at March 31, 2011 and 3,523,980 shares at December 31, 2010	(79.4)	(84.6)
Treasury stock, at cost, 1,724,606 shares at March 31, 2011 and 1,724,606 shares at December 31, 2010	(72.3)	(72.3)
Accumulated other comprehensive income	1.4	1.7

Total stockholders’ equity	925.4	912.2

Total	$1,370.8	$1,342.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended March 31,
	2011	2010
	(Unaudited)
	(In millions of dollars, except
	share and per share amounts)
Net sales	$322.6	$267.5
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	280.9	232.0
Restructuring costs and other benefits	—	(0.6)
Depreciation and amortization	6.3	4.0
Selling, administrative, research and development, and general	14.9	17.3

Total costs and expenses	302.1	252.7

Operating income	20.5	14.8
Other (expense) income:
Interest expense	(4.5)	—
Other income, net	1.7	0.2

Income before income taxes	17.7	15.0
Income tax provision	(6.4)	(6.2)

Net income	$11.3	$8.8

Earnings per share, Basic — Note 1, 13
Net income per share	$0.59	$0.44

Earnings per share, Diluted — Note 1, 13
Net income per share	$0.59	$0.44

Weighted-average number of common shares outstanding (000):
Basic	18,950	20,020

Diluted	18,950	20,020

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Income (Loss)	Total
	(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2010	19,214,451	$0.2	$987.1	$80.1	$(84.6)	$(72.3)	$1.7	$912.2

Net income	—	—	—	11.3	—	—	—	11.3

Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(0.3)	(0.3)

Comprehensive income		—	—	—	—			11.0

Sale of Union VEBA shares by the Union VEBA, net of tax of $4.0	—	—	1.4	—	5.2	—	—	6.6

Issuance of non-vested shares to employees	63,303	—	—	—	—	—	—	—

Issuance of common shares to employees upon vesting of restricted stock units and performance shares	13,899	—	—	—	—	—	—	—

Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(22,862)	—	(1.1)	—	—	—	—	(1.1)

Cash dividends on common stock ($0.24 per share)	—	—	—	(4.7)	—	—	—	(4.7)

Amortization of unearned equity compensation	—	—	1.4	—	—	—	—	1.4

BALANCE, March 31, 2011	19,268,791	$0.2	$988.8	$86.7	$(79.4)	$(72.3)	$1.4	$925.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Quarter Ended March 31,
	2011	2010
	(In millions of dollars)
Cash flows from operating activities:
Net income	$11.3	$8.8
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of property, plant and equipment	5.7	4.0
Amortization of definite-lived intangible assets	0.6	—
Amortization of debt discount and debt issuance costs	1.9	—
Deferred income taxes	6.1	5.1
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	(0.1)
Non-cash equity compensation	1.4	1.6
Net non-cash LIFO charges	14.9	9.2
Non-cash unrealized gains on derivative positions	(6.0)	(0.2)
Amortization of option premiums (received) / paid, net	(0.3)	0.2
Losses on disposition of property, plant and equipment	0.1	0.1
Other non-cash changes in assets and liabilities	(2.2)	0.5
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(25.5)	(14.1)
Receivable from affiliate	—	0.2
Inventories (excluding LIFO charges)	(10.4)	(15.4)
Prepaid expenses and other current assets	(0.7)	(0.6)
Accounts payable	13.6	8.0
Accrued liabilities	(1.1)	(9.0)
Payable to affiliate	6.8	7.7
Long-term assets and liabilities, net	(0.4)	16.5

Net cash provided by operating activities	15.8	22.5

Cash flows from investing activities:
Capital expenditures	(6.2)	(13.9)
Purchase of available for sale securities	—	(3.9)
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in the acquisition)	(83.2)	—

Net cash used in investing activities	(89.4)	(17.8)

Cash flows from financing activities:
Proceeds from issuance of cash convertible senior notes	—	175.0
Cash paid for financing costs in connection with issuance of cash convertible senior notes	—	(5.8)
Purchase of call option in connection with issuance of cash convertible senior notes	—	(31.4)
Proceeds from issuance of warrants	—	14.3
Repayment of promissory note — current portion	(0.3)	—
Cash paid for financing costs in connection with the revolving credit facility	—	(2.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.1
Retirement of common stock	(1.1)	—
Repurchase of common stock	—	(44.2)
Cash dividend paid to stockholders	(4.7)	(4.9)

Net cash (used in) provided by financing activities	(6.1)	100.5

Net (decrease) increase in cash and cash equivalents during the period	(79.7)	105.2
Cash and cash equivalents at beginning of period	135.6	30.3

Cash and cash equivalents at end of period	$55.9	$135.5

See Note 16 for supplemental cash flow information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
1. Summary of Significant Accounting Policies
This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     Organization and Nature of Operations. Kaiser Aluminum Corporation (together with its subsidiaries, unless the context otherwise requires, the “Company”) specializes in the production of semi-fabricated specialty aluminum products, with its operations consisting of one reportable segment in the aluminum industry, referred to herein as Fabricated Products. The Company also owns a 49% non-controlling interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. See Note 14 for additional information regarding the Company’s reportable segment and its other business units.
     Recent acquisitions. On August 9, 2010, the Company acquired the manufacturing facility and related assets of Nichols Wire, Incorporated (“Nichols”) in Florence, Alabama (the “Florence, Alabama facility”). The Florence, Alabama facility manufactures bare mechanical alloy wire products, nails and aluminum rod and expands the Company’s offerings of small diameter rod, bar and wire products to the Company’s core end market segments for aerospace, general engineering and automotive applications (see Note 5).
     Effective January 1, 2011, the Company acquired the manufacturing facility and related assets of Alexco, L.L.C. (“Alexco”) in Chandler, Arizona (the “Chandler, Arizona (Extrusion) facility”). The Chandler, Arizona (Extrusion) facility manufactures hard alloy extrusions for the aerospace industry and is a well-established supplier of aerospace extrusions. The acquisition positions the Company in a significant market segment that provides a natural complement to its product offerings for aerospace application (see Note 5).
     Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and are prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by US GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (all of which are of a normal recurring nature unless otherwise noted) necessary to present fairly the results for the interim periods presented. Intercompany balances and transactions are eliminated. The consolidated financial statements include the results of companies acquired by the Company from the effective date of each acquisition.
     As disclosed in Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company suspended the use of the equity method of accounting with respect to its ownership in Anglesey commencing in the quarter ended September 30, 2009. As a result, the Company did not record equity in income from Anglesey for the quarters ended March 31, 2011 and March 31, 2010. The carrying amount of the Company’s investment in Anglesey was zero at both March 31, 2011 and December 31, 2010. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey during the next 12 months.
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
     Certain of the capacity reservation and commitment deferral agreements provide for periodic, such as quarterly or annual, billing for the duration of the contract. For capacity reservation agreements, the Company recognizes revenue ratably over the period of the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
capacity reservation. Accordingly, the Company may recognize revenue prior to billing reservation fees. Unbilled receivables are included within Trade receivables on the Company’s Consolidated Balance Sheets (See Note 2). For commitment deferral agreements, the Company recognizes revenue upon the earlier occurrence of the related sale of product or the end of the commitment period. In connection with other agreements, the Company may collect funds from customers in advance of the periods for which (i) the production capacity is reserved, (ii) commitments are deferred, (iii) commitments are reduced or (iv) performance is completed, in which event the recognition of revenue is deferred until such time as the fee is earned. Any unearned fees are included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company’s Consolidated Balance Sheets (see Note 2).
     In connection with Anglesey’s remelt operations, the Company purchases secondary aluminum products from Anglesey in proportion to its ownership interest at prices tied to the market price of primary aluminum. The Company in turn sells the secondary aluminum products to a third party and receives a portion of a premium over normal commodity market prices. The transactions are structured to largely eliminate metal price and currency exchange rate risks with respect to income and cash flow. As the Company, in substance, acts as an agent in connection with sales of secondary aluminum produced by Anglesey, the Company’s sales of such secondary aluminum are presented net of cost of sales. For the quarters ended March 31, 2011 and March 31, 2010, the Company reported no net sales from the sale of secondary aluminum produced by Anglesey. Any amounts payable to Anglesey are reflected on the Company’s Consolidated Balance Sheets as Payable to affiliate.
     Stock-Based Compensation. Stock-based compensation is provided to certain employees, directors and a director emeritus, and is accounted for at fair value. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The fair value of awards provided to the director emeritus is not material. The cost of an award is recognized as an expense over the requisite service period of the award on a straight-line basis. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight-line method (see Note 9).
     The Company also grants performance shares to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance, measured over specified three-year performance periods. The EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, as defined in the Company’s annual long-term incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three-year performance periods on a ratable basis (see Note 9).
     Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO charges of approximately $14.9 and $9.2 during the quarters ended March 31, 2011 and March 31, 2010, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at March 31, 2011 and December 31, 2010 were included in the Fabricated Products segment. See Note 2 for the components of inventories at March 31, 2011 and December 31, 2010.
     Property, plant, and equipment — net. Property, plant and equipment are recorded at cost (see Note 2). Construction in progress is included within Property, Plant, and equipment — net in the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.2 and $0.9 during the quarters ended March 31, 2011 and March 31, 2010, respectively.
     Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Depreciation expense is not included in Cost of products sold, excluding depreciation, amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended March 31, 2011 and March 31, 2010, the Company recorded depreciation expense of $5.6, and $4.0, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate and Other for both periods.
     Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or group of assets may not be recoverable. The Company regularly assesses whether events and circumstances with the potential to trigger impairment have occurred and relies on a number of factors, including operating results,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
business plans, economic projections, and anticipated future cash flow, to make such assessments. The Company uses an estimate of the future undiscounted cash flows of the related asset or asset group over the estimated remaining life of such asset(s) in measuring whether the asset(s) are recoverable. Measurement of the amount of impairment, if any, is based on the difference between the carrying value of the asset(s) and the estimated fair value of such asset(s). Fair value is determined through a series of standard valuation techniques. See Fair Values of Non-Financial Assets and Liabilities section of Note 12 for additional information regarding fair value assessments relating to certain property, plant and equipment.
     Property, plant and equipment held for future development are presented as idled assets. Such assets are evaluated for impairment on a held-and-used basis. Depreciation expense is not adjusted when assets are temporarily idled.
     Available for Sale Securities. Included in Other assets are certain marketable debt and equity securities, classified as available for sale securities (see Note 2). Such securities are invested in various investment funds and managed by a third-party trust in connection with the Company’s deferred compensation program (see Note 8). Such securities are recorded at fair value (see Other section of Note 12,), with net unrealized gains and losses, net of income taxes, reflected in other comprehensive earnings as a component of Stockholders’ equity.
     Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis during the third quarter, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, the Company uses a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment.
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
     The Company recognizes all derivative instruments as assets or liabilities in its Consolidated Balance Sheets and measures these instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 12), as the Company does not meet the documentation requirements for hedge (deferral) accounting. Unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. Unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense) (see Note 17). See Note 11 for additional information about realized and unrealized gains and losses relating to the Company’s derivative financial instruments.
     Environmental Contingencies. With respect to environmental loss contingencies, the Company records a loss contingency whenever a contingency is probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are generally recognized at no later than the completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold, excluding depreciation, amortization and other items in the Statement of Consolidated Income. Environmental expense relating to discontinued operations is included in Selling, administrative, research and development, and general in the Statement of Consolidated Income.
     Self Insurance of Employee Health and Worker’s Compensation Liabilities. The Company is primarily self-insured for group health insurance and workers compensation benefits provided to employees. The Company purchases stop-loss insurance to protect against annual health insurance claims per individual and at an aggregate level. Self insurance liabilities are estimated for claims incurred-but-not-paid based on judgment, using the Company’s historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and other professionals. The accrued liability for health insurance and worker compensation claims is included in Other accrued liabilities or Long-term liabilities, as appropriate (See Note 2).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, electricity and natural gas derivative contracts, certain cash-settled call options that the Company purchased in March 2010 (the “Call Options”) (see Note 3), and arrangements related to the Company’s cash equivalents. If the market value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds the applicable threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both March 31, 2011 and December 31, 2010, the Company had no margin deposits with or from its counterparties.
     The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in hedging activities as well as failure of counterparties to return cash collateral previously transferred to the counterparties. The counterparties to the Company’s derivative contracts are major financial institutions, and the Company does not expect nonperformance by any of its counterparties.
     The Company places its cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. The Company has not experienced losses on its temporary cash investments.
     New Accounting Pronouncements. In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles — Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 amends Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. The adoption of ASU 2010-28 in the quarter ending March 31, 2011 did not have an impact on the Company’s consolidated financial statements.
     ASU No. 2010-29, Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), was issued in December 2010 to provide clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption was permitted. The Company adopted ASU 2010-29 during the first interim reporting period of 2011 as it relates to pro forma disclosure of the Company’s acquisition of the Chandler, Arizona (Extrusion) facility, effective January 1, 2011 (see Note 5).
     2. Supplemental Balance Sheet Information

	March 31,	December 31,
	2011	2010
Trade Receivables.
Billed trade receivables	$111.3	$82.5
Unbilled trade receivables — Note 1	3.3	1.1

Trade receivables, gross	114.6	83.6
Allowance for doubtful receivables	(0.6)	(0.6)

Trade receivables, net	$114.0	$83.0

Inventories.
Finished products	$54.1	$53.8
Work in process	52.0	49.6
Raw materials	50.2	50.9
Operating supplies and repairs and maintenance parts	13.3	13.2

Total	$169.6	$167.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Prepaid Expenses and Other Current Assets.
Current derivative assets — Note 11	$26.0	$22.1
Current deferred tax assets	46.8	46.8
Current portion of option premiums paid — Note11	4.3	5.6
Short-term restricted cash	7.8	0.9
Prepaid taxes	1.1	1.3
Prepaid expenses	4.3	3.4

Total	$90.3	$80.1

Property, Plant and Equipment
Land and improvements	$23.3	$23.3
Buildings	44.8	43.5
Machinery and equipment	344.8	338.0
Construction in progress	9.3	7.7

Active property, plant and equipment, gross	422.2	412.5
Accumulated depreciation	(69.6)	(63.9)

Active property, plant and equipment, net	352.6	348.6
Idled equipment	5.5	5.5

Property, plant, and equipment, net	$358.1	$354.1

Other Assets.
Derivative assets — Note 11	$49.1	$50.8
Option premiums paid — Note 11	0.5	0.6
Restricted cash	9.4	16.3
Long-term income tax receivable	3.0	2.9
Deferred financing costs	7.2	7.7
Available for sale securities	4.7	4.6
Other	0.1	0.1

Total	$74.0	$83.0

Other Accrued Liabilities.
Current derivative liabilities — Note 11	$9.6	$8.9
Current portion of option premiums received — Note 11	5.3	7.0
Current portion of income tax liabilities	1.2	1.1
Accrued income taxes and taxes payable	2.8	1.8
Accrued annual VEBA contribution	—	2.1
Accrued freight	2.1	1.9
Short-term environmental accrual — Note 10	1.0	1.1
Accrued interest	4.1	2.1
Short-term deferred revenue — Note 1	10.6	10.8
Other	5.8	5.2

Total	$42.5	$42.0

Long-term Liabilities.
Derivative liabilities — Note 11	$57.8	$62.2
Option premiums received — Note 11	0.2	0.3
Income tax liabilities	13.5	12.9
Workers’ compensation accruals	16.6	15.9
Long-term environmental accrual — Note 10	19.0	19.1
Long-term asset retirement obligations	3.7	3.8
Long-term deferred revenue — Note 1	11.3	13.2
Deferred compensation liability	5.2	4.9
Other long-term liabilities	2.8	2.4

Total	$130.1	$134.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
3. Cash Convertible Senior Notes and Related Transactions
     Indenture. On March 29, 2010, the Company issued cash convertible senior notes (the “Notes”) in the aggregate principal amount of $175.0 pursuant to an indenture by and between the Company and Wells Fargo Bank, National Association, as trustee (the “Indenture”). Net proceeds from this transaction were approximately $169.2, after deducting the initial purchasers’ discounts and transaction fees and expenses. The Notes bear a stated interest rate of 4.50% per annum. The Company accounts for the cash conversion feature of the Notes (the “Bifurcated Conversion Feature”) as a separate derivative instrument. The fair value of the Bifurcated Conversion Feature on the issuance date of the Notes was recorded as the original issue discount for purposes of accounting for the debt component of the Notes. At issuance, the original issue discount relating to the Notes was $38.1, which will be amortized based on the effective interest method over the term of the Notes. Interest expense greater than the interest rate of 4.50% will be recognized over the term of the Notes, primarily due to the accretion of the discounted carrying value of the Notes to their face amount. The initial purchasers’ discounts and transaction fees and expenses totaling $5.8 were capitalized as deferred financing costs and will be amortized over the term of the Notes using the effective interest method. The effective interest rate of the Notes is approximately 11% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. The Notes will mature on April 1, 2015, subject to earlier repurchase or conversion upon the occurrence of certain events. Holders may convert their Notes before January 1, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes or (iii) the occurrence of specified corporate events. The Notes can be converted by the holders at any time on or after January 1, 2015 until the close of business on the second scheduled trading date immediately preceding the maturity date of the Notes. The Notes are subject to repurchase by the Company at the option of the holders following a fundamental change, as defined in the Indenture, at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Fundamental changes include, but are not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) shareholders’ approval of any plan or proposal for the liquidation, or dissolution of the Company, and (iv) the failure of the Company’s common stock to be listed on the New York Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Global Market. The Notes have an initial conversion rate of 20.6949 shares of common stock per (in whole dollars) $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $48.32 per share, representing a 26% conversion premium over the closing price of $38.35 per share of the Company’s common stock on March 23, 2010), subject to adjustment, based on the occurrence of certain events, including, but not limited to, (i) the issuance of certain dividends on the Company’s common stock, (ii) the issuance of certain rights, options or warrants, (iii) the effectuation of share splits or combinations, (iv) certain distributions of property, and (v) certain issuer tender or exchange offers as described in the Indenture, with the amount due on conversion payable in cash. The Notes are not convertible into the Company’s common stock or any other securities under any circumstances, but instead will be settled in cash.
     The following provides additional information regarding the Notes:

	March 31,	December 31,
	2011	2010
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(32.0)	(33.6)

Carrying amount, net of discount	$143.0	$141.4

	Quarter ended
	March 31,
	2011	2010
Contractual coupon interest	$2.0	$0.1
Amortization of discount and deferred financing costs	1.9	—

Total interest expense[1]	$3.9	$0.1

[1]	A portion of the interest relating to the Notes is capitalized as Construction in progress.
     See Other section of Note 12 for information relating to the estimated fair value of the Notes.
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
     The Call Options are expected to generally reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that it may be required to make upon the conversion of the Notes. If the market price per share of the Company’s common stock at the time of cash conversion of any Notes is above the strike price of the Call Options (which initially equals to the initial conversion price of the Notes of approximately $48.32 per share of the Company’s common stock), the Company is entitled to receive from the Option Counterparties in an aggregate amount equaling the amount of cash that the Company would be required to deliver to the holder of the converted Notes, less the principal amount thereof.
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
     If the market price per share of the Company’s common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, which initially equals $61.36 per share (representing a 60% premium over the closing price of $38.35 per share of the Company’s common stock on March 23, 2010), the Company will be obligated to issue to the Option Counterparties shares of the Company’s common stock having a value equal to such excess, as measured under the terms of the Warrants. The Warrants may not be exercised prior to the expiration date.
     The Warrants meet the definition of derivatives; however, because the Warrants are indexed to the Company’s common stock and have been determined to meet the requirement to be classified as equity instruments, they are not subject to fair value accounting.
     The Call Options and Warrant transactions are separate transactions entered into by the Company with the Option Counterparties, and are not part of the terms of the Notes and do not affect the rights of holders under the Notes.
4. Secured Debt and Credit Facilities
Secured debt and credit facilities consisted of the following:

	March 31,	December 31,
	2011	2010
Revolving credit facility	$—	$—
Other notes payable	12.7	13.1

Total	12.7	13.1
Less — current portion of secured debt and credit facilities	(4.8)	(1.3)

Long-term secured debt and credit facilities	$7.9	$11.8

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
     The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of the Company and its domestic operating subsidiaries. At March 31, 2011, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     The Company capitalized $3.4 of financing costs in connection with the Revolving Credit Facility which are amortized over the term of the Revolving Credit Facility on a straight-line basis. At March 31, 2011, $2.5 of deferred financing costs remained on the Consolidated Balance Sheets.
     At March 31, 2011, based on the borrowing base determination in effect as of that date, the Company had under the Revolving Credit Facility borrowing availability of $200.0, of which $9.8 was being used to support outstanding letters of credit, leaving $190.2 of availability. There were no borrowings under the Revolving Credit Facility at March 31, 2011, but the interest rate applicable to any borrowings under the Revolving Credit Facility would have been 5.25% at March 31, 2011 for overnight borrowings.
     Other Notes Payable. In connection with the Company’s acquisition of the Florence, Alabama facility on August 9, 2010 (Note 5), a promissory note in the amount of $6.7 (the “Nichols Promissory Note”) was issued to Nichols as a part of the consideration paid. The Nichols Promissory Note bears interest at a rate of 7.5% per annum. Accrued but unpaid interest is due quarterly through maturity of the Nichols Promissory Note on August 9, 2015. The Company has the option to repay all or a portion of the Nichols Promissory Note at any time prior to the maturity date. Principal payments on the Nichols Promissory Note are due in equal quarterly installments. The Nichols Promissory Note is secured by certain real property and equipment included in the assets acquired from Nichols in the acquisition. At March 31, 2011, the outstanding principal balance under the Nichols Promissory Note was $5.7, of which $1.3 was payable within 12 months. For the quarter ended March 31, 2011, the Company recorded $0.1 of interest expense related to the Nichols Promissory Note.
     As of March 31, 2011, the Company also had a $7.0 outstanding promissory note (the “LA Promissory Note”) in connection with the Company’s purchase of the previously leased land and buildings associated with its Los Angeles, California facility in December 2008. Interest is payable on the unpaid principal balance of the LA Promissory Note monthly in arrears at the prime rate, as defined in the LA Promissory Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on January 1, 2012, and the remaining $3.5 will be due on January 1, 2013. The LA Promissory Note is secured by a deed of trust on the property. For both quarters ended March 31, 2011 and March 31, 2010, the Company incurred $0.1 of interest expense relating to the LA Promissory Note. The interest rate applicable to the LA Promissory Note was 4.75% at March 31, 2011.
5. Acquisitions
     Alexco. Effective January 1, 2011, the Company completed the acquisition of substantially all of the assets of Alexco, a manufacturer of hard alloy extrusions for the aerospace industry, based in Chandler, Arizona.
     The Company paid net cash consideration of $83.2 (net of $4.9 of cash received in the acquisition) on January 3, 2011, with existing cash on hand, and assumed certain liabilities totaling approximately $1.0. Total acquisition related expenses were $0.5, of which $0.1 was included in the Company’s consolidated results of operations for the quarter ended March 31, 2011. Such expenses are included within Selling, administrative, research and development, and general expenses.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the effective date of the acquisition:

Allocation of purchase price:
Cash	$4.9
Accounts receivable, net	3.6
Inventories	6.6
Property, plant and equipment	4.5
Definite-lived intangible assets:
Customer relationships	34.7
Order backlog	0.3
Trademark and trade name	0.4
Goodwill	34.1
Accounts payable and other current liabilities	(1.0)

Cash consideration paid	$88.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     Goodwill arising from this transaction reflects (i) the expected synergistic benefits to the Company, as the products manufactured by the acquired operation are expected to complement the Company’s other offerings of sheet, plate, cold finish and drawn tube products for aerospace applications and (ii) the calculation of the fair value of the other assets acquired and liabilities assumed in this transaction. Goodwill arising from this transaction is anticipated to be deductible for tax purposes over the next 15 years.
     The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the Alexco acquisition had been completed as of January 1, 2010, the first day of the earliest period presented in the Statements of Consolidated Income included in this Report. This pro forma financial information considers principally (i) the Company’s unaudited financial results, (ii) the unaudited historical financial results of Alexco, as supplied to the Company, and (iii) select pro forma adjustments to the historical financial results of Alexco. Such pro forma adjustments represent principally estimates of (i) cost synergies from integration of the acquired operation into the Company’s existing business, (ii) the impact of the hypothetical amortization of acquired intangible assets and the recognition of fair value adjustments relating to tangible assets in pre-tax income in each period, and (iii) the pro forma impact of the transaction on the Company’s tax provision in each period. These pro forma adjustments did not have a material impact on the pro forma Net income, as presented below. The following pro forma data does not purport to be indicative of the results of future operations or of the results that would have actually occurred had the acquisition taken place at the beginning of 2010:

	Quarter ended
	March 31,
	2011	2010
Net sales (combined)[1]	$322.6	$274.4
Net income (combined)[1]	$11.3	$9.9
Basic and diluted earnings per share (combined)[1]	$0.59	$0.49

[1]	The combined results presented for the quarter ended March 31, 2011 are the actual results presented in the Statement of Consolidated Income for such period, as the operating results for the Chandler, Arizona (Extrusion) facility were included in the Company’s consolidated operating results commencing January 1, 2011 (see Note 1).
The following information presents select financial data relating to the Chandler, Arizona (Extrusion) facility, as included within the Company’s consolidated operating results, for the period presented:

Quarter ended
March 31,
2011
Net sales	$9.9
Net income before income taxes	$2.2
     Nichols. On August 9, 2010, the Company acquired the Florence, Alabama facility, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     Consideration consisted of (i) $9.0 in cash, (ii) the $6.7 Nichols Promissory Note from the Company to Nichols (Note 4), and (iii) the assumption of certain liabilities totaling approximately $2.1. Total acquisition-related costs were approximately $0.8, all of which were expensed through December 31, 2010 and included in Selling, administrative, research and development, and general in the Statement of Consolidated Income. The acquisition did not have a material impact on the Company’s consolidated financial statements.
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
6. Goodwill and Intangible Assets
     A roll-forward of goodwill from December 31, 2010 to March 31, 2011 is as follows (see Note 5 for additional information about the Company’s business acquisitions):

Balance as of December 31, 2010	$3.1
Goodwill arising from Alexco acquisition	34.1

Balance as of March 31, 2011	$37.2

All of the Company’s goodwill is included in the Fabricated Products segment.
     Identifiable intangible assets at March 31, 2011 and December 31, 2010 are comprised of the following:
March 31, 2011:

	Weighted
	average estimated		Accumulated
	useful life	Original cost	amortization	Net book value
Customer relationships	25	$38.5	$(0.5)	$38.0
Backlog	2	0.8	(0.4)	0.4
Trademark and trade name	3	0.4	—	0.4

Total	24	$39.7	$(0.9)	$38.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
December 31, 2010:

	Weighted
	average estimated		Accumulated
	useful life	Original cost	amortization	Net book value
Customer relationships	20	$3.8	$(0.1)	$3.7
Backlog	2	0.5	(0.2)	0.3

Total	18	$4.3	$(0.3)	$4.0

Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $0.6 for the quarter ended March 31, 2011. The expected amortization of intangible assets for the next five calendar years is as follows:

2011	$1.9
2012	2.0
2013	1.7
2014	1.6
2015	1.6

Total	$8.8

     7. Income Tax Matters
     Tax Provision. The provision for income taxes for the quarters ended March 31, 2011 and March 31, 2010 consisted of:

	Quarter Ended March 31,
	2011	2010
Domestic	$6.0	$5.2
Foreign	0.4	1.0

Total	$6.4	$6.2

     The income tax provision for the quarter ended March 31, 2011 was $6.4, or an effective tax rate of 36.3%. The difference between the effective tax rate and the projected blended statutory tax rate was primarily the result of a decrease in the valuation allowance, due to a change in tax law in the State of Illinois of $0.8, resulting in a 4.6% decrease in the effective tax rate, partially offset by (i) an increase in unrecognized tax benefits, including interest and penalties of $0.3, resulting in a 1.7% increase in the effective tax rate and (ii) the impact of a non-deductible compensation expense of $0.2, resulting in a 1.3% increase in the effective tax rate.
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     At December 31, 2010, the Company had $882.6 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the U.S. Of the $882.6 of NOL carryforwards at December 31, 2010, $1.7 consists of excess tax benefits from employee restricted stock. Equity will be increased by $1.7 if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. The Company also had $31.1 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
     To preserve the NOL carryforwards that may be available to the Company, (i) the Company’s certificate of incorporation includes certain restrictions on the transfer of the Company’s common stock and (ii) the Company entered into a stock transfer restriction agreement with the Union VEBA (which remained the Company’s largest stockholder as of March 31, 2011).
     In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, including state NOLs sustained during the prior years and expiring tax benefits, the Company had a valuation allowance against its deferred tax assets of $19.3 and $20.1 at March 31, 2011 and December 31, 2010, respectively. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense.
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited the Company’s tax returns for fiscal years 1998 through 2001 and issued assessment notices for which Notices of Objection have been filed. In addition, the Canada Revenue Agency has audited the Company’s tax returns for fiscal years 2002 through 2004 and issued assessment notices, as a result of which $7.9 has been paid to the Canada Revenue Agency against previously accrued tax reserves in the third quarter of 2009. There is an additional Canadian Provincial income tax assessment of $1.2, including interest, resulting from the audit of the Company’s tax returns for fiscal years 2002 through 2004 that is anticipated to be paid against previously accrued tax reserves in next 12 months. The Company’s tax returns for certain past years are still subject to examination by taxing authorities, and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
     No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiary at March 31, 2011. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with such hypothetical calculation.
     The Company has gross unrecognized benefits relating to uncertain tax positions. If and when such gross unrecognized tax benefits are ultimately recognized, it will go through the Company’s income tax provision and affect the effective tax rate in future periods.
     The Company had gross unrecognized tax benefits of $15.5 and $15.0 at March 31, 2011 and December 31, 2010, respectively. The change during the quarter ended March 31, 2011 was primarily due to foreign currency fluctuations and change in tax positions.
     In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision. The Company had $6.9 and $6.6 accrued at March 31, 2011 and December 31, 2010, respectively, for interest and penalties. Of these amounts, $0.4 was recorded as current liabilities and included in Other accrued liabilities on the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010. The Company recognized an increase in interest and penalty of $0.3 and $0.4 in its tax provision in the quarters ended March 31, 2011 and March 31, 2010, respectively.
     In connection with the gross unrecognized tax benefits (including interest and penalty) denominated in foreign currency, we incurred a foreign currency translation adjustment. During the quarter ended March 31, 2011, the foreign currency impact on such liabilities resulted in a $0.4 currency translation adjustment which was recorded within Other comprehensive income.
     The Company expects its gross unrecognized tax benefits to be reduced by $1.7 within the next 12 months.
8. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC (“USW”) and International Association of Machinists and certain other unions at certain of the Company’s production facilities, except that (i) the monthly contributions per hour worked by each bargaining unit employee to a pension plan sponsored by the USW at the Company’s Newark, Ohio and Spokane, Washington facilities increased to (in whole dollars) $1.25 starting July 2010 and will increase to (in whole dollars) $1.50 in July 2015 and (ii) monthly contributions to a pension plan sponsored by the USW at the Company’s newly acquired Florence, Alabama facility are (in whole dollars) $1.25 per hour worked by each bargaining unit employee. The Company currently estimates that contributions will range from $2.0 to $4.0 per year through 2013.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at eight of the Company’s production facilities. For active bargaining unit employees at four of these production facilities, the Company is required to make contributions to this plan ranging

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age. For active bargaining unit employees at two other production facilities, the Company provides for (i) a concurrent match of up to 4% of certain contributions made by employees and (ii) an annual contribution of between 2% and 10% of their compensation to employees hired prior to January 1, 2004, depending on their age and years of service, or a fixed 2% annual contribution to employees hired on or after January 1, 2004. The Company currently estimates that contributions to such plans will range from $1.0 to $3.0 per year.

•	A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service. All new hires after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that contributions to such plan will range from $4.0 to $6.0 per year.

•	A defined benefit plan for salaried employees at the Company’s London, Ontario facility, with annual contributions based on each salaried employee’s age and years of service. At December 31, 2010, approximately 62% of the plan assets were invested in equity securities and 36% of plan assets were invested in debt securities. The remaining plan assets were invested in short-term securities. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short-term securities. See Note 12 for additional information regarding the fair values of the Canadian pension plan assets.

•	A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan, as a result of the limitations imposed by the Internal Revenue Code. Despite the plan being an unfunded plan, the Company makes an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of the Company’s general creditors, and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the rabbi trust relating to the deferred compensation plan are accounted for as available for sale securities and are included as Other assets on the Consolidated Balance Sheets (Note 2). Liabilities relating to the deferred compensation plan are included on the Consolidated Balance Sheets as Long-term liabilities (Note 2).

•	An employment agreement with the Company’s chief executive officer which extends through July 6, 2015. The Company also provides certain members of senior management, including each of the Company’s named executive officers, with benefits related to terminations of employment in specified circumstances, including in connection with a change in control, by the Company without cause and by the named executive officer with good reason.
     Postretirement Medical Obligations. As a part of the Company’s reorganization, the Company’s postretirement medical plan was terminated in 2004. Participants were given the option of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) or participation in the applicable voluntary employee’s beneficiary association (“VEBA”), the VEBA that provides benefits for certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) or the VEBA that provides benefits for certain other eligible retirees, their surviving spouse and eligible dependents (the “Salaried VEBA”). Qualifying bargaining unit employees who do not, or are not eligible to, elect COBRA coverage are covered by the Union VEBA. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan or who subsequently have retired or will retire with the required age and service requirements so long as their employment commenced prior to February 2002. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
     The Company’s only financial obligations to the VEBAs are (i) an annual variable cash contribution payable to the Union VEBA and the Salaried VEBA and (ii) an obligation to pay one-half of the administrative expenses of the VEBAs, up to $0.3 per year. The obligation to the Union VEBA with respect to the annual variable cash contribution extends through September 30, 2017 (reflecting a five-year extension agreed by the Company in January 2010 in connection with the renewal and ratification of a labor agreement with the members of the USW at the Company’s Newark, Ohio and Spokane, Washington facilities), while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs through September 2017 pursuant to the Company’s obligation is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined on an annual basis and payable within 120 days following the end of the fiscal year, or within 15 days following the date on which the Company files its Annual Report on Form 10-K with the SEC (or, if no such report is required to be filed, within 15 days of the delivery of the independent auditor’s opinion of the Company’s

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
annual financial statements), whichever is earlier. The Union VEBA is managed by four trustees (two appointed by the Company and two appointed by the USW), and the assets are managed by an independent fiduciary.
     Amounts owing by the Company to the VEBAs are recorded in the Company’s Consolidated Balance Sheets under Other accrued liabilities, with a corresponding increase in Net assets in respect of VEBAs. At December 31, 2010, the Company had preliminarily determined that $2.1 was owed to the VEBAs (comprised of $1.8 to the Union VEBA and $0.3 to the Salaried VEBA). These amounts were paid during the first quarter of 2011, along with an additional payment of $0.1, based on the final computation of the 2010 results.
     For accounting purposes, after discussions with the staff of the SEC, the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. While the Company has no control over the plan assets and its only financial obligations to the VEBAs are to pay the annual variable contribution amount and certain administrative fees, the Company nonetheless accounts for net periodic postretirement benefit and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s financial statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the Salaried VEBA and Union VEBA on an annual basis. It is possible that existing assets may be insufficient to fund the accumulated benefit obligation resulting in a negative net funded position on the Company’s Consolidated Balance Sheets; however, the Company has no obligation to fund either the Salaried VEBA or the Union VEBA beyond the annual variable cash contributions as determined.
     Components of Net Periodic Benefit Cost (Income) — The following table presents the components of net periodic benefit cost (income) for the quarters ended March 31, 2011 and March 31, 2010:

	Quarter Ended
	March 31,
	2011	2010
VEBAs:
Service cost	$0.7	$0.7
Interest cost	3.9	4.0
Expected return on plan assets	(7.6)	(5.2)
Amortization of prior service cost	1.0	1.0
Amortization of net gain	(0.2)	(0.1)

	(2.2)	0.4
Deferred compensation plans	0.2	0.7
Defined contributions plans	3.4	3.2
Multiemployer pension plans	0.8	0.7

	$2.2	$5.0

The following tables present the allocation of these charges:

	Quarter Ended
	March 31,
	2011	2010
Fabricated Products segment	$4.0	$3.4
Corporate and Other segment	(1.8)	1.6

	$2.2	$5.0

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     As of March 31, 2011, the Union VEBA owned approximately 17% of the Company’s issued and outstanding shares of common stock, or 3,306,938 common shares, all of which have been registered for resale under the Securities Act of 1933, as amended, or may be sold in transactions exempt from securities laws, including under Rule 144. However, a stock transfer restriction agreement between the Union VEBA and the Company restricts the number of shares of the Company’s common stock that generally may be sold by the Union VEBA during any 12-month period without further approval of our Board of Directors to 1,321,485. Shares owned by the Union VEBA that are subject to the stock transfer restriction agreement are treated as being similar to treasury stock (i.e. as a reduction of Stockholders’ equity) in the Company’s Consolidated Balance Sheets. During the quarter ended March 31, 2011, the Union VEBA sold 217,042 shares of the Company’s common stock permitted under the stock transfer restriction agreement. The 217,042 shares sold resulted in (i) an increase of $10.6 in VEBA assets (at a weighted-average price of $49.06 per share realized by the Union VEBA), (ii) a reduction of $5.2 in common stock owned by Union VEBA (at $24.02 per share reorganization value) and (iii) the difference between the two amounts, net of tax adjustment, was credited to Additional capital.
     See Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information with respect to the VEBAs and key assumptions used with respect to the Company’s pension plans and key assumptions made in computing the net obligation of each VEBA.
9. Employee Incentive Plans
     Short-term Incentive Plans
     The Company has a short-term incentive compensation plan for senior management and certain corporate employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on EVA of the Company’s core Fabricated Products business, adjusted for certain safety and performance factors. Most of the Company’s production facilities have similar programs for both hourly and salaried employees. During the quarters ended March 31, 2011 and March 31, 2010, the Company recorded the following charges:

	Quarter Ended
	March 31,
	2011	2010
Cost of products sold	$1.1	$0.6
Selling, administrative, research and development and general	1.1	1.4

Total expense recorded in connection with short-term incentive plans	$2.2	$2.0

The following table presents the allocation of these charges:

	2011	2010
Fabricated Products segment	$1.7	$1.3
All Other	0.5	0.7

Total expense recorded in connection with short-term incentive plans	$2.2	$2.0

     Long- term Incentive Plans
     General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors and directors emeritus of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016, and no grants will be made after that date. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination, and all grants made on or prior to the date of termination will continue in effect thereafter subject to the terms thereof and of the Equity Incentive Plan. Subject to certain adjustments that may be required from time-to-time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
authorized for issuance under the Equity Incentive Plan. At March 31, 2011, 851,219 common shares were available for additional awards under the Equity Incentive Plan.
     Compensation charges, all of which are included in Selling, administrative, research and development and general expenses, related to the Equity Incentive Plan for the quarters ended March 31, 2011 and March 31, 2010 were as follows:

	Quarter Ended
	March 31,
	2011	2010
Service-based vested and non-vested common shares and restricted stock units	$1.0	$1.0
Performance shares	0.4	0.5
Service-based stock options	—	0.1

Total expense recorded in connection with the Equity Incentive Plan	$1.4	$1.6

The following table presents the allocation of these charges:

	Quarter Ended
	March 31,
	2011	2010
Fabricated Products segment	$0.4	$0.5
All Other	1.0	1.1

Total expense recorded in connection with the Equity Incentive Plan	$1.4	$1.6

     Non-vested Common Shares, Restricted Stock Units, and Performance Shares. The Company grants non-vested common shares to its non-employee directors, directors emeritus, executive officers and other key employees. The non-vested common shares granted to non-employee directors and a director emeritus are generally subject to a one-year vesting requirement. The non-vested common shares granted to executive officers and senior management are generally subject to a three-year cliff vesting requirement. The non-vested common shares granted to other key employees are generally subject to a three-year graded vesting requirement. In addition to non-vested common shares, the Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares, and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. With the exception of restricted stock units granted to eligible employees of the Company’s French subsidiary, restricted stock units vest one-third on the first anniversary of the grant date and one-third on each of the second and third anniversaries of the date of issuance. Restricted stock units granted to eligible employees of the Company’s French subsidiary vest two-thirds on the second anniversary of the grant date and one-third on the third anniversary of the grant date.
     The fair value of the non-vested common shares and restricted stock units are based on the grant date market value of the common shares and amortized over the requisite service period on a straight-line basis, after assuming an estimated forfeiture rate. From time-to-time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. No such shares were granted to non-employee directors for the quarters ended March 31, 2011 and March 31, 2010.
     The Company grants performance shares to executive officers and other key employees under the Company’s long-term incentive (“LTI”) programs. Awards under existing programs are subject to performance requirements pertaining to the Company’s EVA performance, measured over a three-year performance period. EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. Under the 2008-2010 LTI program, 10,585 performance shares vested during the quarter ended March 31, 2011. The vesting of performance shares and related issuance and delivery of common shares, if any, under the 2009-2011 LTI program, 2010-2012 LTI program and 2011-2013 LTI program will occur in 2012, 2013 and 2014, respectively. Holders of performance shares do not receive voting rights through the ownership of such performance shares.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     The fair value of the non-vested common shares, restricted stock units, and performance shares was determined based on the closing trading price of the common shares on the grant date. A summary of the activity with respect to non-vested common shares and restricted stock units for the quarter ended March 31, 2011 is as follows:

	Non-Vested		Restricted
	Common Shares		Stock Units
		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair
	Shares	Value per Share	Units	Value per Unit
Outstanding at December 31, 2010	268,864	$27.91	7,872	$21.74
Granted	63,303	46.59	2,182	46.59
Vested	(46,464)	56.63	(3,314)	16.83
Forfeited	—	—	—	—

Outstanding at March 31, 2011	285,703	$27.38	6,740	$32.20

A summary of the activity with respect to the performance shares for the quarter ended March 31, 2011 is as follows:

	Performance Shares
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	per Share
Outstanding at December 31, 2010	686,895	$26.84
Granted	186,918	46.59
Vested	(10,585)	74.34
Cancelled	(68,799)	74.34

Outstanding at March 31, 2011	794,429	$26.74

     For the quarter ended March 31, 2010, 82,867 non-vested common shares, 2,362 shares of restricted stock units and 205,789 performance shares were granted to employees. Each of the foregoing grants has a weighted-average grant date fair value per share of $34.13, $36.23 and $34.13, respectively. During the quarter ended March 31, 2010, 13,050 non-vested shares and 523 restricted stock units vested. The weighted-average grant date fair value per share of the non-vested shares and restricted stock units that vested during such period were $22.39 and $24.63, respectively. There were no performance shares that vested during the quarter ended March 31, 2010.
     As of March 31, 2011, there was $5.3 of unrecognized gross compensation cost related to the non-vested common shares and the restricted stock units and $5.9 of unrecognized gross compensation cost related to the performance shares. The cost related to the non-vested common shares and the restricted stock units is expected to be recognized over a weighted-average period of 2.2 years, and the cost related to the performance shares is expected to be recognized over a weighted-average period of 2.7 years.
     Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy statutory tax withholding obligations arising in connection with non-vested shares, restricted stock units, stock options, and performance shares. When the Company withholds the shares, it is required to remit to the appropriate taxing authorities the fair value of the shares withheld and such shares are cancelled immediately. During quarter ended March 31, 2011, 22,862 common shares were withheld and cancelled for this purpose, and no shares were withheld or cancelled for this purpose during the quarter ended March 31, 2010.
     Stock Options. As of March 31, 2011, the Company had 22,077 fully-vested and exercisable outstanding options for executives and other key employees to purchase its common shares. The options were granted on April 3, 2007 at an exercise price of $80.01 per share and have a remaining contractual life of 6.0 years. The average fair value of the options granted was $39.90. No new options were granted, and no existing options were forfeited or exercised during the quarter ended March 31, 2011.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     At March 31, 2011, there was no unrecognized gross compensation expense related to stock options, as all unvested options became fully vested on April 3, 2010.
10. Commitments and Contingencies
     Commitments. The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (Notes 3, 4 and 11).
     Minimum rental commitments under operating leases at March 31, 2011, are as follows: years ending December 31, 2011 — $7.5; 2012 — $6.9, 2013 — $5.9, 2014 — $3.4 and thereafter — $38.0. There are renewal options in various operating leases subject to certain terms and conditions.
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
     During the third quarter of 2010, the Company increased its environmental accruals in connection with the Company’s submission of a draft feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) on September 8, 2010 (the “Feasibility Study”). The draft Feasibility Study included recommendations for a range of remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington, which may be implemented over the next 30 years. During the first quarter of 2011, the Company continued to work with Washington State Ecology to revise the draft Feasibility Study and to determine viable remedial approaches. As of March 31, 2011, no agreement with the Washington State Ecology has been reached on the final remediation approach. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before the final decree is issued. The Company expects the consent decree to be issued in 2012.
     Based on the recommended remediation alternatives in the draft Feasibility Study and other existing historical environmental matters at the Trentwood facility and certain other locations owned or operated by the Company, the Company’s environmental accrual was $20.0 at March 31, 2011. The Company’s environmental accrual represents the low end of the range of incremental cost estimates based on proposed alternatives in the draft Feasibility Study, investigational studies and other remediation activities occurring at certain locations owned or operated by the Company. The Company expects that these remediation actions will be taken over the next 30 years and estimates that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $0.8 in 2011, $0.8 in 2012, $2.7 in 2013, $0.7 in 2014, and $15.0 in 2015 and years thereafter through the balance of the 30-year period.
     As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $22.0 over the next 30 years. It is reasonably possible that the Company’s recorded estimate of its obligation may change in the next 12 months.
     Other Contingencies. The Company and its subsidiaries are parties to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with past and current operations. The Company evaluates such matters on a case-by-case basis, and its policy is to vigorously contest any such claims it believes are without merit. The Company accrues for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material adverse impact on its consolidated financial position, operating results, or liquidity.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
11. Derivative Financial Instruments and Related Hedging Programs
     Overview. In conducting its business, the Company, from time to time, enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to its sale of fabricated aluminum products and the purchase of metal used as raw material for its fabrication operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in its production processes, and (iii) foreign currency requirements with respect to its cash commitments for equipment purchases and with respect to its foreign subsidiaries, investment and cash commitments for equipment purchases. In March 2010, in connection with the issuance of the Notes, the Company purchased cash-settled Call Options relating to the Company’s common stock to limit its exposure to the cash conversion feature of the Notes (Note 3). The Company may modify the terms of its derivative contracts based on operational needs or financing objectives. As the Company’s operational hedging activities are generally designed to lock in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contracts, significant unrealized, non-cash gains and losses may be recorded in the income statement.
     Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk to its customers. However, in certain instances the Company enters into firm price arrangements with its customers and incurs price risk on its anticipated primary aluminum purchases in respect of such customer orders. The Hedging business unit uses third-party hedging instruments to limit exposure to metal-price risks related to firm price customer sales contracts (see Note 12 for additional information regarding the Company’s material derivative positions relating to hedges of operational risks, and their respective fair values).
     During the quarters ended March 31, 2011 and March 31, 2010, total fabricated products shipments that contained fixed price terms were (in millions of pounds) 24.6 and 22.4, respectively. At March 31, 2011, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of primary aluminum for the remainder of 2011, 2012 and 2013 and thereafter, totaling approximately (in millions of pounds): 81.1, 14.7 and 0.4, respectively.
     A majority of the Company’s derivative contracts relating to hedges of operational risks contain credit-risk related contingencies, which the Company tries to minimize or offset through the management of counterparty credit lines, the utilization of options as part of the hedging activities, or both. The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
     Hedges Relating to the Notes. As described in Note 1 and Note 3, the Company issued Notes in the aggregate principal amount of $175.0 in March 2010. The conversion feature of the Notes can only be settled in cash and was required to be bifurcated from the Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects the gain or loss from the Call Options to substantially offset the loss or gain associated with changes to the valuation of the Bifurcated Conversion Feature. Accordingly, over time the Company does not expect there to be a material net impact to the Consolidated Statement of Income associated with the Bifurcated Conversion Feature and the Call Options (see Note 12 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options).
     The following table summarizes the Company’s material derivative positions at March 31, 2011:

		Notional
		Amount of
		Contracts
Commodity	Period	(mmlbs)	Fair Value
Aluminum —
Call option purchase contracts	4/11 through 12/11	36.7	$9.2
Call option sales contracts	4/11 through 12/11	36.7	$(9.2)
Put option purchase contracts	4/11 through 12/11	76.7	$—
Put option sales contracts	4/11 through 12/11	36.7	$—
Fixed priced purchase contracts	4/11 through 11/13	98.8	$21.5
Fixed priced sales contracts	4/11 through 12/11	10.5	$(3.4)
Midwest premium swap contracts[1]	4/11 through 12/12	67.8	$0.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

		Notional
		Amount
		of Contracts
Energy	Period	(mmbtu)	Fair Value
Natural gas —[2]
Call option purchase contracts	4/11 through 12/13	6,120,000	$0.3
Call option sales contracts	4/11 through 12/11	2,070,000	$—
Put option purchase contracts	4/11 through 12/11	2,070,000	$1.7
Put option sales contracts	4/11 through 12/13	6,120,000	$(3.7)
Fixed priced purchase contracts	4/11 through 12/11	2,550,000	$(0.1)

		Notional
		Amount
		of Contracts
Electricity	Period	(Mwh)	Fair Value
Fixed priced purchase contracts	1/12 through 12/12	87,840	$—

		Notional
		Amount
		of Contracts
Hedges Relating to the Notes	Period	(Common Shares)	Fair Value
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,621,608	$(56.3)
Call Options[3]	3/10 through 3/15	3,621,608	$46.4

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]	As of March 31, 2011, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 94%, 74% and 22% of the expected natural gas purchases for the remainder of 2011, 2012 and 2013, respectively.

[3]	The Bifurcated Conversion Feature represents the cash conversion feature of the Notes. To hedge against the potential cash outflows associated with the Bifurcated Conversion Feature, the Company purchased cash-settled Call Options. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company’s common stock, the Call Options may only be settled in cash.
The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets (Note 2).
     Realized and Unrealized Gain and Losses. The realized and unrealized gains (losses) associated with all derivative contracts for the quarters ended March 31, 2011 and March 31, 2010 were as follows:

	Quarter Ended
	March 31,
	2011	2010
Realized gains (losses):
Aluminum	$4.5	$(0.7)
Natural Gas	(1.4)	(0.1)

Total realized gains (losses):	$3.1	$(0.8)

Unrealized gains (losses):
Aluminum	$3.1	$3.4
Natural Gas	1.2	(3.2)
Call Options relating to the Notes	(2.0)	—
Cash conversion feature of the Notes	3.7	—

Total unrealized gains	$6.0	$0.2

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     12. Fair Value Measurements
     Overview. The Company applies the fair value hierarchy established by US GAAP for the recognition and measurement of assets and liabilities. An asset or liability’s fair value classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty risk in its assessment of fair value.
     The fair values of financial assets and liabilities are measured on a recurring basis. The Company has elected not to carry any financial assets and liabilities at fair value, other than as required by US GAAP. Financial assets and liabilities that the Company carries at fair value, as required by US GAAP include: (i) its derivative instruments, (ii) the plan assets of the VEBAs and the Company’s Canadian defined benefit pension plan, and (iii) available for sale securities, consisting of investments related to the Company’s deferred compensation plan (see Note 8).
     The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or as tested at least annually for goodwill), an evaluation of a non-financial asset or liability may be required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the quarters ended March 31, 2011 and March 31, 2010, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
     Fair Values of Financial Assets and Liabilities. The Company’s derivative contracts are valued at fair value using significant observable and unobservable inputs.
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
     Bifurcated Conversion Feature and Call Options — The fair value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued based on the trading price of the Notes on March 31, 2011 (see Other below). The fair value of the Notes without the cash conversion feature is the present value of the series of fixed income cash flows under the Notes, with a mandatory redemption in 2015.
     The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model are the Company’s stock price, risk-free interest rate, credit spread, dividend yield, expected volatility of the Company’s stock price, and probability of certain corporate events, all of which are observable inputs by market participants.
     The significant assumptions used in the determining the fair value of the Call Option at March 31, 2011 were as follows:

Stock price at March 31, 2011[1]	$49.25
Quarterly dividend yield (per share)[2]	$0.24
Risk-free interest rate[3]	1.77%
Credit spread (basis points)[4]	419
Expected volatility rate[5]	29%

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[1]	The Company’s stock price has the most material impact to the fair values of the Call Options and the Notes, which drives the fair value of the Bifurcated Conversion Feature.

[2]	The Company used a discrete quarterly dividend payment of $0.24 per share based on historical and expected future quarterly dividend payments.

[3]	The risk-free rate was based on the five-year and three-year Constant Maturity Treasury rate on March 31, 2011, compounded semi-annually.

[4]	The Company’s credit rating was estimated to be between BB and B+ based on comparisons of its financial ratios and size to those of other rated companies. Using the Merrill Lynch High Yield index, the Company identified credit spreads for other debt issuances with similar credit ratings and used the median of such credit spreads.

[5]	The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.
     The following table presents the Company’s derivative assets and liabilities, classified under the appropriate level of the fair value hierarchy, as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum swap contracts	$—	$21.6	$—	$21.6
Aluminum option contracts	—	9.2	—	9.2
Natural gas swap contracts	—	0.1	—	0.1
Natural gas option contracts	—	2.0	—	2.0
Call Options	—	46.4	—	46.4
Midwest premium swap contracts	—	—	0.6	0.6

Total	$—	$79.3	$0.6	$79.9

Derivative liabilities:
Aluminum swap contracts	$—	$(3.5)	$—	$(3.5)
Aluminum option contracts	—	(9.2)	—	(9.2)
Natural gas swap contracts	—	(0.2)	—	(0.2)
Natural gas option contracts	—	(3.7)	—	(3.7)
Bifurcated Conversion Feature	—	(56.3)	—	(56.3)

Total	$—	$(72.9)	$—	$(72.9)

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at January 1, 2011:	$0.1
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	0.6
Transactions involving Level 3 derivative contracts:
Purchases	0.1
Sales	—
Issuances	—
Settlements	(0.2)

Transactions involving Level 3 derivatives — net	(0.1)
Transfers in and (or) out of Level 3 valuation hierarchy	—

Balance at March 31, 2011	$0.6

Total gains included in earnings attributable to the change in unrealized losses relating to derivative contracts held at March 31, 2011:	$0.5

     VEBA and Canadian pension plan assets. The VEBA assets are managed by various investment advisors selected by the trustees of each of the VEBAs. The plan assets are outside of the Company’s control, and the Company does not have insight into the investment strategies.
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
     Valuation of other invested assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. The Company’s Canadian pension plan assets and the plan assets of the VEBAs are measured annually on December 31. See Note 11 of Notes to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December31, 2010 for additional information regarding fair value of plan assets.
     Available for sale assets. The Company holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 1 and Note 8). Such assets are accounted for as available for sale assets and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. Such fair value input is considered a Level 2 input. At March 31, 2011 and December 31, 2010, the amortized costs of the Company’s available for sale assets were $4.7 and $4.6, respectively.
     Other. The Company believes that the fair value of its cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and income tax receivables / payables approximate their respective carrying values due to their short maturities and nominal credit risk. Further, the trading price of the Notes is considered a Level 1 input in the fair value hierarchy. The fair value of the Notes were $216.7 and $214.7 at March 31, 2011 and December 31, 2010, respectively.
     The Company believes that the fair value of its LA Promissory Note and Nichols Promissory Note each materially approximate their respective carrying amounts in light of the Company’s credit profile, the interest rate applicable to each note, and the remaining duration of each instrument. Each of the foregoing fair value assessments is considered to be a Level 2 valuation within the fair value hierarchy.
     Fair Values of Non-financial Assets and Liabilities.
     Idled Assets. Included within Property, plant and equipment — net as of both March 31, 2011 and December 31, 2010 were $5.5 of idled assets. Of the carrying amount of idled assets as of March 31, 2011 and December 31, 2010, $1.1 represented equipment used by the Company’s Tulsa, Oklahoma facility prior to the closure of that facility in 2008, and $4.4 represented assets that were acquired by the Company but had not yet been placed into service. The value of such assets was estimated in the fourth quarter of 2010 using a combination of the cost approach and market approach. The cost approach uses replacement cost and the market approach uses prices for similar assets to determine the value of assets, and both approaches use Level 3 fair value inputs. See Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information relating to idled assets.
     CAROs. The inputs in estimating the fair value of CAROs include: (i) the timing of when any such CARO may be incurred, (ii) incremental costs associated with special handling or treatment of CARO materials and (iii) credit adjusted risk free rate, all of which are considered Level 3 inputs as they involve significant judgment of the Company. There were no material adjustments to the estimated fair values of CARO’s for either the quarters ended March 31, 2011 or March 31, 2010. The estimated fair value of CARO liabilities at March 31, 2011 and December 31, 2010 was $3.9 and $3.8, respectively, based upon the application of a weighted average credit-adjusted risk free rate of 9.1%. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
13. Earnings Per Share
     Unvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) represent participating securities and are included in the computation of earnings per share pursuant to the two-class method.
Basic and diluted earnings per share for the quarters ended March 31, 2011 and March 31, 2010 were calculated as follows:

	Quarter Ended
	March 31,
	2011	2010
Numerator:
Net income	$11.3	$8.8
Less: net income attributable to participating securities[1]	—	(0.1)

Net income available to common stockholders	$11.3	$8.7

Denominator:

Weighted-average common shares outstanding — Basic	18,949,549	20,020,309

Weighted-average common shares — Diluted	18,949,549	20,020,309

Earnings per common share:
Basic	$0.59	$0.44
Diluted	$0.59	$0.44

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
The following table provides a detail of net income attributable to participating securities for the quarters ended March 31, 2011 and March 31, 2010:

	Quarter Ended
	March 31,
	2011	2010
Net income attributable to participating securities:[1]
Distributed income	$—	$0.1
Undistributed income	—	—

Total net income attributable to participating securities	$—	$0.1

Percentage of undistributed net income apportioned to participating securities	0%	1%

[1]	Net income attributable to participating securities for a given period includes both distributed and undistributed net income, as applicable. Distributed net income attributed to participating securities consists of dividend and dividend equivalents declared on the participating securities that the Company expects to ultimately vest. Undistributed net income for a given period, if any, is apportioned to participating securities based on the weighted-average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted-average number of these securities outstanding during the period. Undistributed losses are not allocated to participating securities, however, as holders of such securities do not have an obligation to fund net losses of the Company.
     In computing the diluted weighted-average common shares outstanding for the quarters ended March 31, 2011 and March 31, 2010, the Company used the two-class method assuming that participating securities are not exercised, vested or converted. The Company included the dilutive effect of stock options in calculating the diluted weighted-average common shares. Options to purchase 22,077 common shares at an average exercise price of $80.01 per share were outstanding at March 31, 2011 and March 31, 2010. The potential dilutive effect of such shares was zero for each of the quarters ended March 31, 2011 and March 31, 2010. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.36 per share were issued in March 2010 and outstanding at March 31, 2011. The potential dilutive effect of shares underlying the Warrants was zero for the quarter ended March 31, 2011.
     During quarters ended March 31, 2011 and March 31, 2010, the Company paid approximately $4.7 ($0.24 per common share) and $4.9 ($0.24 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to approximately one half of the performance shares.
     In June 2008, the Company’s Board of Directors authorized the repurchase of up to $75 of the Company’s common shares, with repurchase transactions to occur in open market and privately negotiated transactions at such times and prices as deemed appropriate by management and to be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and cash flows. The Company repurchased 572,706 shares of common stock at a weighted-average price of $49.05 per share during the third quarter of 2008 for a total cost of $28.1, leaving $46.9 available for repurchase.
     During the first quarter of 2010, pursuant to a separate authorization from the Company’s Board of Directors, the Company repurchased $44.2, or 1,151,900 shares of our outstanding common stock, in privately negotiated, off-market transactions with purchasers of the Notes.

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
     Each of the Company’s production facilities is an operating segment. Such operating segments were aggregated for reporting purposes to one reportable segment, Fabricated Products. The Fabricated Products segment sells value-added products such as aluminum sheet and plate, extruded and drawn products which are primarily used in aerospace / high strength, general engineering, automotive, and other industrial end market segment applications.
     The Company’s operations consist of the Fabricated Products segment and three business units, Secondary Aluminum, Hedging, and Corporate and Other. The Secondary Aluminum business unit sells value-added products such as ingot and billet, produced from Anglesey, for which the Company receives a portion of a premium over normal commodity market prices. The Hedging business unit conducts hedging activities with respect to the Company’s exposure to primary aluminum prices. The Corporate and Other business unit provides general and administrative support for the Company’s operations. For purposes of segment reporting under US GAAP, the Company treats the Fabricated Products segment as a reportable segment and combines the three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which is referred to as All Other. All Other is not considered a reportable segment.
     The Company periodically reassesses the methodologies used to allocate costs among the Company’s business units to assess segment profitability. In 2010, the Company modified the allocation of incentive compensation expense relating to its LTI programs and certain short-term incentive plans among its business units. These reclassifications have no impact on the Company’s segment or consolidated Net sales, or its consolidated operating income. All prior period results have been retrospectively adjusted for consistency with the cost allocation in 2010. As a result, an additional $0.9 of charges relating to the Company’s LTI programs and certain short-term incentive plans are reflected in the operating results of the Fabricated Products segment for the quarter ended March 31, 2010.
     The accounting policies of the Fabricated Products segment are the same as those described in Note 1. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.
     Financial information by operating segment for the March 31, 2011, and March 31, 2010 are as follows:

	Quarter Ended
	March 31,
	2011	2010
Net Sales:
Fabricated Products	$322.6	$267.2
All Other[1]	—	0.3

Total net sales	$322.6	$267.5

[1]	Net sales in All Other represents residual activity involving primary aluminum purchased by the Company from Anglesey while it continued its smelting operations, prior to September 30, 2009, and resold by the Company in the first quarter of 2010. In connection with Anglesey’s new remelt operation beginning in the fourth quarter of 2009, the Company changed its basis of revenue recognition from gross to net basis (see Note 1).

	Quarter Ended
	March 31,
	2011	2010
Segment Operating Income (Loss):
Fabricated Products [1,2]	$23.7	$22.1
All Other[2]	(3.2)	(7.3)

Total operating income	$20.5	$14.8
Interest expense	(4.5)	—
Other income, net	1.7	0.2

Income before income taxes	$17.7	$15.0

[1]	Operating results in the Fabricated Products segment for quarters ended March 31, 2011 and March 31, 2010 included LIFO inventory charges of $14.9 and $9.2, respectively, and environmental expenses of $0.2 and $0.4, respectively.

[2]	Operating results of the Fabricated Products segment and All Other include gains (losses) on intercompany hedging activities related to metal. These amounts eliminate in consolidation. Internal hedging gains (losses) related to metal in the Fabricated Products segment were $4.3 and $(0.6) for March 31, 2011 and March 31, 2010, respectively. Conversely, All Other included such amounts as (losses) gains for the March 31, 2011 and March 31, 2010, respectively.

	Quarter Ended
	March 31,
	2011	2010
Depreciation and Amortization:
Fabricated Products	$6.2	$4.0
Corporate and Other	0.1	—

Total depreciation and amortization	$6.3	$4.0

Capital expenditures:
Fabricated Products	$6.2	$13.5
Corporate and Other	—	0.4

Total capital expenditures	$6.2	$13.9

	March 31,	December 31,
	2011	2010
Segment assets:
Fabricated Products	$607.0	$496.7
All Other[1]	763.8	845.7

Total assets	$1,370.8	$1,342.4

[1]	Assets in All Other primarily represents all of the Company’s cash and cash equivalents, derivative assets, net assets in respect of VEBA and net deferred income tax assets.

	Quarter Ended
	March 31,
	2011	2010
Income Taxes Paid:
Fabricated Products —
United States	$0.1	$—
Canada	—	0.1

Total income taxes paid	$0.1	$0.1

15. Restructuring and Other Exit Activities
     In 2008, the Company announced plans to close its Tulsa, Oklahoma facility and curtail operations at its Bellwood, Virginia facility due to deteriorating economic and market conditions. Both facilities produced extruded rod and bar products sold principally to service centers for general engineering applications. In 2009, the Company announced plans to further curtail operations at its Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products, and to also reduce its personnel in certain other locations to streamline costs. The restructuring efforts initiated in both 2008 and 2009 were substantially completed by the end of 2009.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     In connection with the above restructuring efforts, for the quarter ended March 31, 2010, the Company incurred and recorded in its Fabricated Products segment $0.6 of restructuring benefit relating to revisions of previously estimated employee termination costs. Restructuring expense for the quarter ended March 31, 2011 was immaterial.
     The following table summarizes the activity relating to cash obligations arising from the Company’s restructuring plans during the quarter ended March 31, 2011:

	Employee
	Termination and
	Other Personnel	Facility related
	Costs	costs	Total
Restructuring obligations at December 31, 2010	$0.4	$—	$0.4
Cash payments in 2011	(0.2)	—	(0.2)

Restructuring obligations at March 31, 2011	$0.2	$—	$0.2

16. Supplemental Cash Flow Information

	Quarter Ended
	March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$0.6	$0.5

Income taxes paid	$0.1	$0.1

Supplemental disclosure of non-cash transactions:
Non-cash capital expenditures	$0.7	$6.4

17. Other Income, Net
Amounts included in Other income in March 31, 2011 and March 31, 2010 included the following:

	Quarter Ended
	March 31,
	2011	2010
Interest income	$0.1	$—
Unrealized loss on financial derivatives[1]	1.7	—
All other, net	(0.1)	0.2

	$1.7	$0.2

[1]	See “Derivative Financial Instruments” in Note 1 for a discussion of accounting policy for such instruments.
18. Subsequent Events
     The Company has evaluated events subsequent to March 31, 2011, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represent subsequent events that merit disclosure herein:
     Dividend Declaration. On April 7, 2011, the Company announced that its Board of Directors approved the declaration of a quarterly cash dividend of $0.24 per share on the Company’s outstanding common stock to be paid on May 13, 2011 to stockholders of record at the close of business on April 25, 2011.
     Union VEBA Shares. Subsequent to March 31, 2011 through April 21, 2011, the Union VEBA sold 333,320 shares of the Company’s common stock in the open market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report.
     This Quarterly Report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automobile and other end market segments we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 identifies other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
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
     We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010.
     In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period, (i) are particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as fluctuations in underlying metal prices, energy prices, and currency exchange rates.
Overview
     We are a leading North American manufacturer of semi-fabricated specialty aluminum products for aerospace / high strength, general engineering, automotive, and other industrial applications. We also own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales.
     At March 31, 2011, we operated eleven focused production facilities in the United States (reflecting the acquisition effective January 1, 2011 of the manufacturing facility and related assets of Alexco, L.L.C. (“Alexco”) in Chandler, Arizona (the “Chandler, Arizona (Extrusion) facility”)) and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market segment applications. Through these facilities, which comprise our Fabricated Products segment, we produced and shipped approximately 144.1 million pounds of semi-fabricated aluminum products which comprised effectively all of our total consolidated net sales of approximately $322.6 million during the quarter ended March 31, 2011.

     We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal distributors. In our served markets, we believe that we are the supplier of choice to many of our customers, providing “Best in Class” customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of the tools of Lean Manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain, and deliver “Best in Class” customer service through consistent, on-time delivery of superior quality products on short lead times. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and our served markets to maximize the efficiency of product flow to our customers.
     A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that generally allow us to pass the underlying cost of metal onto customers, or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement onto customers, for some of our higher value added products sold on a spot basis, our ability to change prices can lag, sometimes by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. Primary aluminum prices increased during the first quarter of 2011, during which we were unable to pass all aluminum cost increases onto customers for some of our higher value added products sold on a spot basis. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for the quarters ended March 31, 2011 and March 31, 2010 were $1.13 and $0.98, respectively. At April 21, 2011, the LME transaction price per pound was $1.24.
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
     In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes and larger payloads, and a focus on fuel efficiency have increased the demand for new and larger aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and increased use of monolithic design throughout the industry will continue to increase demand for our high strength aerospace plate. Monolithic design and construction utilize aluminum plate that is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds.
     Our products are also sold into defense end market segments. Ongoing deliveries of existing defense aircraft platforms and armor requirements for ground vehicles used in active military engagements continue to drive demand for our products. Longer term, we expect the production of the F-35, or Joint Strike Fighter, to also drive demand for our high strength products.
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
     We expect the 2011 North American automotive sector build rates to increase approximately 14% over 2010. Our automotive products typically have specific performance attributes in terms of machinability and mechanical properties and are used for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2008, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 5%, as automotive OEMs and their suppliers converted applications to aluminum to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
     Highlights of the quarter ended March 31, 2011 include:
•	Fabricated Products segment shipments of 144.1 million pounds, a 13% increase from the first quarter of 2010, resulting primarily from stronger demand across all end use applications;

•	Consolidated net income of $11.3 million and earnings per diluted share of $0.59, including pre-tax, non-cash mark-to-market gains on derivative positions of approximately $4.3 million;

•	Completion of the strategic acquisition from Alexco of the Chandler, Arizona (Extrusion) facility, which manufactures hard alloy extrusions for the aerospace industry. Cash consideration for the acquisition was approximately $83.2 million (which was net of $4.9 million cash received in the acquisition);

•	Continued ramp-up of the new world class rod and bar extrusion facility in Kalamazoo, Michigan;

•	Combined cash balances and borrowing availability under our revolving credit facility of approximately $246 million, with no borrowings under that facility as of March 31, 2011; and

•	Declaration and payment of a regular dividend of $4.7 million, or $0.24 per common share, on February 15, 2011 to stockholders of record as of January 24, 2011.
Results of Operations
Consolidated Selected Operational and Financial Information
     The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices) for the quarters ended March 31, 2011 and March 31, 2010. See “Segment and Business Unit Information” below for information regarding our reportable segment — Fabricated Products — and our other business units, which are aggregated and referred to herein as All Other.
     The following data should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere herein. See Note 14 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended
	March 31,
	2011	2010
	(In millions of dollars, except shipments
	and average sales price)
Shipments (mm lbs):
Fabricated Products	144.1	128.0
All Other[1]	—	0.4

	144.1	128.4

Average Realized Third-Party Sales Price (per pound):
Fabricated Products[2]	$2.24	$2.09
All Other[3]	$—	$0.92
Net Sales:
Fabricated Products	$322.6	$267.2
All Other	—	0.3

Total Net Sales	$322.6	$267.5

Segment Operating Income (Loss):[4]
Fabricated Products5 6	$23.7	$22.1
All Other[7]	(3.2)	(7.3)

Total Operating Income	$20.5	$14.8

Income tax provision	$(6.4)	$(6.2)

Net Income	$11.3	$8.8

Capital Expenditures	$6.2	$13.9

[1]	Shipments in All Other in 2010 represent residual activity involving primary aluminum purchased by us from Anglesey while it continued its smelting operations (prior to September 30, 2009) and resold by us in the first quarter of 2010.

[2]	Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability.

[3]	Average realized prices for All Other represent the average realized prices on sales of primary aluminum purchased by us from Anglesey while it continued its smelting operations (prior to September 30, 2009) and resold by us in the first quarter of 2010.

[4]	We periodically reassess the methodologies used to allocate costs among our business units to assess segment profitability. In the fourth quarter of 2010, we modified the allocation of incentive compensation expense relating to both our long-term incentive plans and certain short-term incentive plans to our business units. These reclassifications have no impact on our segment or consolidated Net sales, or our consolidated operating income. All interim period results of 2010 have been retrospectively adjusted for consistency with such cost allocation. As a result, an additional $0.9 million of charges relating to our long-term incentive plans and certain short-term employee incentive plans are reflected in the operating results of the Fabricated Products segment and, accordingly, excluded from the operating results of All Other in the quarter ended March 31, 2010.

[5]	Fabricated Products segment results for the quarter ended March 31, 2011 include non-cash mark-to-market gains on natural gas, electricity and foreign currency hedging activities totaling $1.2 million. Fabricated Products segment results for the quarter ended March 31, 2010 include non-cash mark-to-market losses on natural gas and foreign currency hedging activities of $(3.2) million. For further discussion regarding mark-to-market matters, see Note 11 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report.

[6]	Fabricated Products segment operating results for the quarters ended March 31, 2011 and March 31, 2010 include non-cash last-in, first-out (“LIFO”) inventory charges of $14.9 million and $9.2 million, respectively, and metal gains of approximately $12.4 million and $8.2 million, respectively.

[7]	The changes in operating income in All Other were driven by the Corporate and Other and the Hedging business unit operating results. Included in the operating results of Corporate and Other were $2.2 million and $(0.4) million of net periodic pension benefit income (expense) relating to the VEBAs for the quarters ended March 31, 2011 and March 31, 2010, respectively. In addition, for the quarters ended March 31, 2011 and March 31, 2010, non-cash mark-to-market gains on primary aluminum hedging activities were $3.1 million and $3.4 million, respectively. For further discussion regarding mark-to-market matters, see Note 11 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report.
     Summary. We reported net income of $11.3 million and $8.8 million for the quarters ended March 31, 2011 and March 31, 2010, respectively. Both periods include a number of non-run-rate items that are more fully explained below.
     Net Sales. We reported Net sales for the quarter ended March 31, 2011 of $322.6 million compared to $267.5 million for the quarter ended March 31, 2010. As more fully discussed below, the increase in Net sales during the quarter ended March 31, 2011 was primarily due to an increase in Fabricated Products segment shipments in all end-use categories from the facilities we operated in the first quarter of 2010, as well as shipments from the Chandler, Arizona (Extrusion) facility and the manufacturing facility and related assets of Nichols Wire, Inc. in Florence, Alabama (the “Florence, Alabama facility”) acquired thereafter. The average realized price per pound for the Fabricated Products segment increased slightly in the first quarter of 2011 compared to the prior year quarter as a result of higher underlying metal prices as well as slightly higher average value-added revenue. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products segment firm price sales agreements limit our losses as well as gains from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items for the quarter ended March 31, 2011 totaled $280.9 million, or 87% of Net Sales, compared to $232.0 million, or 87% of Net sales, in quarter ended March 31, 2010. Included in Cost of products sold, excluding depreciation, amortization and other items were $4.3 million and $0.2 million unrealized mark-to-market gains on our derivative positions for the quarters ended March 31, 2011 and March 31, 2010, respectively. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for quarters ended March 31, 2011 and March 31, 2010.
     Restructuring Costs and Other Charges. We recorded an immaterial amount of restructuring benefit in the quarter ended March 31, 2011 and $0.6 of restructuring benefit in the quarter ended March 31, 2010. Such benefits consist primarily of revisions to previously estimated employee termination costs and were incurred and recorded in the Company’s Fabricated Products segment. See Note 15 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report for additional information regarding our 2008 and 2009 restructuring activities.
     Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2011 was $6.3 million compared to $4.0 million for the quarter ended March 31, 2010. Depreciation expense increased primarily as the result of bringing on-line certain production equipment relating to investment in our Kalamazoo, Michigan facility and the inclusion of $0.6 million of amortization expense relating to intangible assets acquired in connection with the acquisitions of the Florence, Alabama facility and the Chandler, Arizona (Extrusion) facility.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $14.9 million for the quarter ended March 31, 2011 compared to $17.3 million for the quarter ended March 31, 2010. The decrease was primarily due to lower employee compensation expense relating to our long-term incentive and other benefit programs and lower periodic pension benefit expense with respect to certain voluntary employee’s beneficiary associations for the benefit of certain retirees, their surviving spouses and eligible dependents (the “VEBAs”).
     Interest Expense. Interest expense of $4.5 million for the quarter ended March 31, 2011 was primarily related to cash and non-cash interest expense incurred on our cash convertible notes (the “Notes”) and our revolving credit facility, net of $0.2 million of interest capitalization to Construction in progress. Interest expense in the quarter ended March 31, 2010 was zero as a result of interest capitalization to Construction in progress.
     Other Income, Net. Other income, net was $1.7 million for the quarter ended March 31, 2011, compared to $0.2 million for the quarter ended March 31, 2010. The increase in Other income, net for the quarter ended March 31, 2011 was primarily related to a net unrealized mark-to-market gain of $1.7 million on the derivative instruments relating to our Notes.
     Income Tax Provision. The income tax provision for the quarter ended March 31, 2011 was $6.4 million, or an effective tax rate of 36.3%. The difference between the effective tax rate and the projected blended statutory tax rate was primarily the result of a decrease in the valuation allowance due to a change in tax law in the State of Illinois of $0.8 million, resulting in a 4.6% decrease in the effective tax rate, partially offset by (i) an increase in unrecognized tax benefits, including interest and penalties, of $0.3 million resulting in a 1.7% increase in the effective tax rate and (ii) the impact of a non-deductible compensation expense of $0.2 million, resulting in a 1.3% increase in the effective tax rate.
     The income tax provision for the quarter ended March 31, 2010 was $6.2 million, or an effective tax rate of 41.4%. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2010 was primarily the result of unrecognized tax benefits, including interest and penalties, of $0.5 million, resulting in a 3.6% increase in the effective tax rate from the 2010 projected statutory rate.
Derivatives
     From time-to-time, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes, and (iii) foreign currency requirements with respect to our foreign subsidiaries, investments, and cash commitments for equipment purchases. In March 2010, in connection with the issuance of the Notes, we purchased cash-settled call options (the “Call Options”) relating to our common stock to limit our exposure to the cash conversion feature of the Notes (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report).
     We may modify the terms of our derivative contracts based on operational needs or financing objectives. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contracts, significant unrealized, non-cash gains and losses may be recorded in the income statement. We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset through the management of counterparty credit lines, the utilization of options as part of our hedging activities, or both. We regularly review the creditworthiness of our derivative counterparties and do not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
     The fair value of our derivatives recorded on the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 was $7.0 million and $0.7 million, respectively. The increase in the net position was primarily due to increases in the underlying price of primary aluminum and natural gas. The changes in market value of derivative contracts resulted in the recognition of a $4.3 million unrealized mark-to-market gain on derivatives, which we consider to be a non-run-rate item (see Note 11 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report).

Fair Value Measurement
     We apply the fair value hierarchy for the recognition and measurement of assets and liabilities. An asset or liability’s fair value classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty risk in our assessment of fair value.
     The fair values of financial assets and liabilities are measured on a recurring basis. We have elected not to carry all financial assets and liabilities at fair value, other than as required by United States generally accepted accounting principles (“US GAAP”). Financial assets and liabilities that we carry at fair value, as required by US GAAP include (i) our derivative instruments, (ii) the plan assets of the VEBAs and our Canadian defined benefit pension plan, and (iii) available for sale securities, consisting of the investments related to our deferred compensation plan.
     The majority of our non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or as tested at least annually for goodwill), an evaluation of a non-financial asset or liability may be required, potentially resulting in an adjustment to the carrying amount of such asset or liability.
     Below is a discussion of the fair value inputs to our material financial assets and liabilities measured and carried at fair value:
     Commodity, Energy, Electricity and Foreign Currency Hedges — The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy (see Note 1 of Notes to Interim Consolidated Financial Statements included in Part 1. Item 1. “Financial Statements” of this Report). We, however, have some derivative contracts that do not have observable market quotes. For these financial instruments, we use significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     Cash Conversion Feature of the Notes and Call Options — The value of the cash conversion feature of the Notes is measured as the difference between the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued based on the trading price of the Notes on March 31, 2011. The fair value of the Notes without the cash conversion feature is the present value of the series of fixed income cash flows under the Notes with a mandatory redemption in 2015. The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model include our stock price, risk-free rate, credit spread, dividend yield, expected volatility of our stock price, and probability of certain corporate events, all of which are observable inputs by market participants. The fluctuations in the fair values of the Call Options and the Notes are primarily due to the changes in our stock price. See Note 11 of Notes to Interim Consolidated Financial Statements included in Part 1. Item 1. “Financial Statements” of this Report for significant assumptions used in these valuations.
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
Segment and Business Unit Information
     For the purposes of segment reporting under US GAAP, we have one reportable segment, Fabricated Products. We also have three other business units which we combine into All Other. The Fabricated Products segment which is made up of our production facilities, sells value-added products such as heat treat sheet and plate and extruded rod, bar, wire, and tube products primarily used in aerospace / high strength, general engineering, automotive and other industrial end market segment applications, which we categorize herein as Aero/HS Products, GE Products, Automotive Extrusions and Other Products. All Other consists of Secondary Aluminum, Hedging and Corporate and Other business units. The Secondary Aluminum business unit sells value-added products such as ingot and billet produced by Anglesey, and receives a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities in respect of our exposure to primary aluminum prices. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment. The accounting policies of the segment and business units are the same as those described in Note 1 of Notes to Interim Consolidated Financial Statements in Part 1, Item 1. “Financial Statements” of this Report. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
Fabricated Products
     The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment for the quarters ended March 31, 2011 and March 31, 2010:

	Quarter Ended
	March 31,
	2011	2010
Shipments (mm lbs)	144.1	128.0

Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$1.15	$1.02
Average realized third-party value-added revenue	$1.09	$1.07

Average realized third-party sales price	$2.24	$2.09

Net sales	$322.6	$267.2
Segment Operating Income	$23.7	$22.1
     The table below provides shipment and value-added revenue information (in millions of dollars except shipments and value-added revenue per pound) for our end market segment applications for the quarters ended March 31, 2011 and March 31, 2010 for our Fabricated Products segment:

	Quarter Ended
	March 31,
	2011	2010
Shipments (mm lbs):
Aero/HS Products	45.8	37.6
GE Products	61.2	59.6
Automotive Extrusions	16.1	12.5
Other Products	21.0	18.3

	144.1	128.0

Value-added revenue:[1]
Aero/HS Products	$88.4	$70.1
GE Products	45.7	45.9
Automotive Extrusions	13.1	10.3
Other Products	9.3	10.9

	$156.5	$137.2

Value-added revenue per pound:
Aero/HS Products	$1.93	$1.86
GE Products	0.75	0.77
Automotive Extrusions	0.81	0.82
Other Products	0.44	0.60

	$1.09	$1.07

[1]	Value-added revenue represents net sales less hedged cost of alloyed metal.
     For the quarter ended March 31, 2011, Net sales of fabricated products increased by 21% to $322.6 million, as compared to Net sales of fabricated products for the quarter ended March 31, 2010, due primarily to a 13% increase in shipments, reflecting improved economic conditions and significantly stronger demand for Aero/HS Products and Automotive Extrusions as well as the acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility. Shipments of Aero/HS Products were 22% higher in 2011, reflecting improved demand and incremental shipments from the Chandler, Arizona (Extrusion) and Florence, Alabama facilities. Destocking of aerospace plate products continued in the first quarter of 2011. Shipments of Automotive Extrusions increased 29% over the prior year quarter as automotive build rates improved and we saw new aluminum automotive extrusion programs using our products ramp up. Average realized third-party sales price increased, primarily reflecting higher underlying hedged, alloyed metal prices passed through to customers.
     Operating income in the Fabricated Products segment for the quarters ended March 31, 2011 and March 31, 2010 included several large non-run-rate items. These items are listed below (in millions of dollars):

	Quarter Ended
	March 31,
	2011	2010
Operating income	$23.7	$22.1
Impact to operating income of non-run-rate items:
Metal gains (before considering LIFO)	12.4	8.2
Non-cash LIFO charges	(14.9)	(9.2)
Mark-to-market gains (losses) on derivative instruments	1.2	(3.2)
Restructuring benefits	—	0.6
Environmental expenses	(0.2)	(0.4)

Total non-run-rate items	(1.5)	(4.0)

Operating income excluding non-run-rate items	$25.2	$26.1

     As noted above, operating income excluding identified non-run-rate items for the quarter ended March 31, 2011 was $0.9 million lower than the operating income excluding identified non-run-rate items for the quarter ended March 31, 2010. Operating income excluding non-run-rate items for the quarter ended March 31, 2011 as compared to that of the quarter ended March 31, 2010 reflects the following impacts:

2011 vs. 2010
Favorable/(Unfavorable)
Sales impact	$6.7
Manufacturing inefficiency	(2.4)
Depreciation expense	(2.2)
Energy costs	1.1
Planned major maintenance	(0.9)
Other	(3.2)

Total	$(0.9)

     Segment operating results for the quarters ended March 31, 2011 and March 31, 2010 include gains (losses) on intercompany hedging activities with the Hedging business unit totaling $4.3 million and $(0.6) million, respectively. These intercompany amounts eliminate in consolidation.
Outlook
     We anticipate strong demand throughout our aerospace product offering with the exception of aerospace plate where shipments have been constrained by the overhang of excess inventory in the supply chain. We nonetheless believe that our aerospace plate order rate will begin to ramp up in the second half of 2011 and into 2012. Longer term we expect very substantial aerospace demand growth driven by increasing build rates, larger airframes, and monolithic design.
     Our outlook for general engineering and automotive applications is for continued slowly improving underlying demand, modest restocking in the supply chain, and growth in new aluminum extrusion automotive programs. We have not to date experienced any change in demand for our automotive and semi-conductor applications as a result of manufacturing disruptions in Japan, but there nonetheless remains some uncertainty as to the potential impact, if any, on the overall supply chain.
     Overall for the second quarter of 2011 we expect demand and shipments similar to the first quarter. As we benefit from improving operating efficiencies and are able to increase spot prices on high value added products to recover rapidly increasing metal costs, we anticipate improved profitability (excluding non-run-rate items) compared to the first quarter of 2011. While sharply rising raw material costs continue to pose a challenge, we believe that market conditions going forward will support more proactive pricing.
     Looking longer term, we are very well positioned in attractive, growing markets and, with stronger demand and the benefit from our organic and acquisition investments, our long-term earnings potential remains strong.

All Other
     Secondary Aluminum. We own a 49% interest in Anglesey, which operates a remelt and casting facility in Wales. Anglesey produces value-added secondary aluminum ingot and billet and sells 49% of its output to us. We in turn sell the secondary aluminum products to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we in substance act as an agent in connection with sales of secondary aluminum produced by Anglesey, our sales of such secondary aluminum are presented net of the cost of sales. Accordingly, net sales and operating income in the quarter ended March 31, 2011 were all zero. Shipments, net sales and operating income for the quarter ended March 31, 2010 were $0.4 million, $0.3 million, and $0.1 million, respectively, representing residual activity of primary aluminum purchased from Anglesey while it operated as a smelter (prior to September 30, 2009) and resold by us in the first quarter of 2010.
     As disclosed in Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, our investment in Anglesey has been written down to zero, and we suspended the use of the equity method of accounting with respect to our ownership in Anglesey commencing in the quarter ended September 30, 2009. We do not anticipate resuming the use of the equity method of accounting with respect to our investment in Anglesey unless and until (i) our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. We do not anticipate the occurrence of such event during the next 12 months.
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
     The table below provides a detail of operating income (loss) (in millions of dollars) from our Hedging business unit for the quarters ended March 31, 2011 and March 31, 2010:

	Quarter Ended
	March 31,
	2011	2010
Internal hedging with Fabricated Products[1,2]	$(4.3)	$0.6
Derivative settlements — External metal hedging [2]	4.5	(0.7)
Market-to-market on derivative instruments[2]	3.1	3.4

	$3.3	$3.3

[1]	Eliminates in consolidation.

[2]	Impacted by positions and market prices.
     Corporate and Other Activities. Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items (in millions of dollars) for the quarters ended March 31, 2011 and March 31, 2010:

	Quarter Ended
	March 31,
	2011	2010
Operating expense	$(6.5)	$(10.7)
Impact to operating expense of non-run-rate items:

VEBA net periodic benefit income (expense)	2.2	(0.4)

Operating expense excluding non-run-rate items	$(8.7)	$(10.3)

     Corporate operating expenses excluding non-run-rate items for the quarter ended March 31, 2011 were $1.6 million lower than such expenses for the comparable period in 2010. The decrease primarily reflects (i) a $1.0 million decrease in employee compensation expense relating to our long-term and short term incentive programs and other benefit programs and (ii) higher worker’s compensation expense of $1.1 million in the first quarter of 2010 relating to historical workers’ compensation cases due to changes in estimated incurred but not reported expenses.
Liquidity and Capital Resources
Summary
     Cash and cash equivalents were $55.9 million at March 31, 2011, down from $135.6 million at December 31, 2010. The decrease in cash is primarily driven by $83.2 million of cash consideration paid to purchase the Chandler, Arizona (Extrusion) facility effective January 1, 2011, net of $4.9 million of cash acquired in the acquisition. Cash equivalents consist primarily of money market accounts, investments with an original maturity of three months or less when purchased, and other highly liquid investments. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. We have not experienced losses on our temporary cash investments.
     In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. Short-term restricted cash, which is included in Prepaid expenses and other current assets, totaled $7.8 million at March 31, 2011 and $0.9 million at December 31, 2010. Long-term restricted cash, which is included in Other Assets, was $9.4 million at March 31, 2011 and $16.3 at December 31, 2010. The $6.9 million increase in short-term restricted cash and the corresponding decrease in long-term restricted cash during the quarter ended March 31, 2011 result from a reclassification based on the anticipated release to us, within the next 12 months, of funds held in a trust account. Once the funds are released to us, such amount will be reclassified from short-term restricted cash to cash and cash equivalents.
     There were no borrowings under our revolving credit facility at either March 31, 2011 or December 31, 2010.
Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for the quarters ended March 31, 2011 and March 31, 2010 (in millions of dollars):

	Quarter Ended
	March 31,
	2011	2010
Total cash provided by (used in):
Operating activities:
Fabricated Products	$29.4	$37.4
All Other	(13.6)	(14.9)

Total cash flow from operating activities	$15.8	$22.5

Investing activities:
Fabricated Products	$(89.4)	$(13.5)
All Other	—	(4.3)

Total cash flow from investing activities	$(89.4)	$(17.8)

Financing activities:
Fabricated Products	$(0.3)	$—
All Other	(5.8)	100.5

Total cash flow from financing activities	$(6.1)	$100.5

Operating Activities
     Fabricated Products — For the quarter ended March 31, 2011, Fabricated Products segment operating activities provided $29.4 million of cash. Cash provided in the quarter ended March 31, 2011 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $31.4 million, an increase in accounts payable of $13.9 million, partially offset by an increase in accounts receivable of $18.5 million.
     Fabricated Products segment operating activities provided $37.4 million of cash in the first quarter of 2010. Cash provided in the first quarter of 2010 consists primarily of operating income of $23.0 million, an increase in accounts payable of $10.1 million and cash flows from significant changes in long-term assets and liabilities of $13.4 million which included an increase of $10.5 million in deferred revenues related to cash received during the quarter from customers in advance of periods for which performance is completed, partially offset by changes in current assets, including an increase in accounts receivables of $6.7 million and an increase in inventory of $6.2 million including the effect of LIFO charges.
     All Other — Cash used in operations in All Other is comprised of (i) cash flows from Anglesey-related operating activities, (ii) cash flows from hedging activities, and (iii) cash used in corporate and other activities.
     Corporate and other operating activities used $12.8 million and $14.1 million of cash during the quarter ended March 31, 2011 and March 31, 2010, respectively. Cash outflow from Corporate and other operating activities in the first quarter of 2011 consisted primarily of payments relating to general and administrative costs of $7.6 million, our short-term incentive program in the amount of $1.9 million, and annual contributions to the VEBAs totaling $2.2 million. Cash outflow from Corporate and other operating activities in the first quarter of 2010 consisted primarily of payments relating to general and administrative costs of $9.2 million, our short-term incentive program in the amount of $2.3 million and annual contributions to the VEBAs totaling $2.8 million.
     Anglesey-related activities provided $0.9 million of cash for the quarter ended March 31, 2011, while Anglesey-related activities provided $0.2 million of cash for the quarter ended March 31, 2010. Operating cash flows were primarily related to changes in working capital in both periods.
     Hedging-related activities used $1.7 million and $1.0 million of cash during the quarter ended March 31, 2011 and March 31, 2010, respectively. Cash flows in our Hedging business unit are related to realized hedging gains and losses on our derivative positions and are affected by the timing of settlement of such positions.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products during the quarter ended March 31, 2011 was $89.4 million, compared to $13.5 million of cash used during the quarter ended March 31, 2010. Cash used during the quarter ended March 31, 2011 consists of cash used to purchase the Chandler, Arizona (Extrusion) facility in the amount of $83.2 million and capital expenditures in the amount of $6.2 million. Cash used in investing activities during the quarter ended March 31, 2010 was primarily related to capital expenditures. See Capital Expenditures and Investments below for additional information.
     All Other — Cash used in investing activities during the quarter ended March 31, 2010 is related to capital expenditures in the Corporate and Other business unit.
Financing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products during the quarter ended March 31, 2011 was $0.3 million, relating primarily to principal payments in respect of the note issued by us in connection with our purchase of the Florence, Alabama facility.
     All Other — Cash used in financing activities during the quarter ended March 31, 2011 was $5.8 million, representing $4.7 million of cash dividends paid to our stockholders and holders of restricted stock and dividend equivalents paid to holders of restricted stock units and performance shares in February 2011 and $1.1 million of cash used to repurchase our common stock in connection with the vesting of employee restricted stock, restricted stock units and performance shares and payment of related withholding tax obligations. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Report.
     Cash provided by financing activities during the quarter ended March 31, 2010 was $100.5 million. The cash inflow consists primarily of proceeds generated from the issuance of the Notes and related transactions. We received $169.2 million of net proceeds from the sale of the Notes after deducting the initial purchasers’ discounts and transaction fees and fees and expenses of $5.8 million. In connection with the issuance of the Notes, we paid $31.4 million to several financial institutions (the “Option Counterparties”) to purchase the Call Options, and received $14.3 million for issuing net-share-settled warrants (the “Warrants”). In addition, we used $44.2 million of the net proceeds from the Notes to repurchase approximately 1.2 million shares of our common stock. Also during the first quarter of 2010, we paid $4.9 million in cash dividends and dividend equivalents to our stockholders and holders of our restricted stock, restricted stock units and performance shares.
Sources of Liquidity
     We believe our most significant sources of liquidity, funds generated from the expected results of operations together with available cash and cash equivalents and borrowing availability under our revolving credit facility, will be sufficient to finance our cash requirements, including those associated with our strategic investments and existing expansion plans, for at least the next 12 months. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. In addition, there can be no assurance that we will be able to maintain our ability to borrow under our revolving credit facility.
     Our revolving credit facility provides for up to $200.0 million of borrowing base, of which up to a maximum of $60.0 million may be utilized for letters of credit. The revolving credit facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of us and our domestic operating subsidiaries. Under the revolving credit facility, we are able to borrow from time to time an aggregate amount equal to the lesser of $200.0 million or a borrowing base comprised of approximately 85% of eligible accounts receivable and approximately 65% of eligible inventory, reduced by certain reserves, all as specified in the revolving credit facility.
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
     Based on both the borrowing base determination in effect as of March 31, 2011 as well as the borrowing base determination as of the date of filing of this Report, we had $200.0 million available under the revolving credit facility. As of March 31, 2011, there were no borrowings under the revolving credit facility, and $9.8 million was being used to support outstanding letters of credit, leaving $190.2 million of availability. As of the date of filing of this Report, there were no borrowings under the revolving credit facility, letter of credit usage was $9.9 million, and $190.1 million of the facility remained available. The interest rate applicable to any borrowings under the revolving credit facility would have been 5.25% at March 31, 2011 for overnight borrowings.
     At March 31, 2011, we were in compliance with all covenants contained in the revolving credit facility. We do not believe that the covenants under the revolving credit facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months. Additionally, we believe it is unlikely that we will trigger the liquidity threshold requiring measurement of the fixed charge coverage ratio during the next 12 months.
Debt
     Mandatory principal payments on the outstanding borrowings under our Notes and promissory notes at March 31, 2011, excluding the discount and assuming no early conversions of our Notes, are as follows for each of the periods ending December 31 (see Note 3 and Note 4 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report for further details of the Notes and the promissory notes):

	Payments Due by Period
						2015 and
	Total	2011	2012	2013	2014	Thereafter
Convertible notes principal	$175.0	$—	$—	$—	$—	$175.0
Nichols promissory note principal	5.7	1.0	1.3	1.3	1.3	0.8
LA promissory note principal	7.0	—	3.5	3.5	—	—

Total	$187.7	$1.0	$4.8	$4.8	$1.3	$175.8

     The Notes are not convertible into shares of our common stock, but instead, upon the conversion of Notes, we would pay a cash conversion amount based on the market value of our common stock at the time of conversion and a conversion rate equal to 20.6949 shares of our common stock (such conversion rate being subject to adjustment under certain circumstances) per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $48.32 per share). Upon a conversion of Notes, any payment above the principal amount would be offset by payments we would be entitled to receive from the Option Counterparties upon exercise of the Call Options that we entered into contemporaneously with the issuance of the Notes. If our stock price, as measured under the terms of the Warrants, exceeds $61.36 per share (such amount being subject to adjustment under certain circumstances), we will issue to the Option Counterparties shares of our common stock having a value equal to such excess, as measured under the terms of the Warrants. The Warrants may not be exercised prior to their July 1, 2015 expiration date.
     As of March 31, 2011, the Notes were not convertible. We do not expect the Notes to be converted by investors prior to the first quarter of 2015 (if at all). See Note 3 of Notes to Consolidated Financial Statements included in Part 1, Item 1. “Financial statements” of this Report for information on the circumstances in which the Notes will become convertible prior to January 1, 2015.
Capital Expenditures and Investments
     A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. Capital spending during the first quarter of 2011 was spread among most of our manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity or enhance operational security. Total capital expenditures and investments for Fabricated Products are currently expected to be in the $35 million to $45 million range for all of 2011 and are expected to be funded using cash generated from operations, available cash and cash equivalents, or borrowings under the revolving credit facility or other third-party financing arrangements.
     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing or success of any such expenditures.
     Effective January 1, 2011, we purchased the Chandler, Arizona (Extrusion) facility, which manufacturers hard alloy extrusions for the aerospace industry. We paid net cash consideration of $83.2 million (which was net of $4.9 million cash received in the acquisition) with existing cash on hand, and assumed certain liabilities totaling approximately $1.0 million. The acquisition positions us in a significant end market segment that provides a natural complement to our offerings of sheet, plate, cold finish and drawn tube products for aerospace applications in our Fabricated Products segment. See Note 5 of Notes to Interim Consolidated Financial Statements included in Part 1, Item. 1. “Financial Statements” of this Report for information about the assets acquired and liabilities assumed in connection with this transaction.
Dividends
     During the quarters ended March 31, 2011 and March 31, 2010, we paid a total of $4.7 million and $4.9 million, or $0.24 per common share and $0.24 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and the holders of performance shares.
     On April 7, 2011, our Board of Directors approved the declaration of a quarterly cash dividend of $0.24 per share on our common stock to be paid on May 13, 2011 to stockholders of record at the close of business on April 25, 2011.
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
Stock Repurchase Plan
     Our Board of Directors approved a stock repurchase program for the repurchase of up to $75.0 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. As of March 31, 2011, $46.9 million remained available for repurchases under the existing repurchase authorization.

     During the first quarter of 2010, in connection with the issuance of the Notes and pursuant to a separate authorization from our Board of Directors, we repurchased $44.2 million, or approximately 1.2 million shares of our outstanding common stock, in privately negotiated, off-market transactions.
     Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock or restricted stock units. When we withhold these shares, we are to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the first quarter of 2011, we withheld 22,862 shares of common stock to satisfy tax withholding obligations. All such shares were withheld and cancelled by us on the applicable vesting dates or dates on which income was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.
Restrictions Related to Equity Capital
     As discussed in Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010, there are restrictions on the transfer of our common shares.
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
     During the third quarter of 2010, we increased our environmental accruals in connection with our submission of a draft feasibility study to the Washington State Department of Ecology on September 8, 2010. The draft feasibility study included recommendations for a range of remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington, which may be implemented over the next 30 years. During the first quarter of 2011, we continued to work with Washington State Department of Ecology to revise the draft feasibility study and to determine viable remedial approaches. As of March 31, 2011, no agreement with the Washington State Department of Ecology has been reached on the final remediation approach. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before the final consent decree is issued. We expect the consent decree to be issued in 2012.
     Based on the recommended remediation alternatives in the draft Feasibility Study and other existing historical environmental matters at the Trentwood facility and certain other locations owned or operated by us, our environmental accrual was $20.0 million at March 31, 2011. Our environmental accrual represents the low end of the range of incremental cost estimates based on proposed alternatives in the draft feasibility study, investigational studies and other remediation activities occurring at certain locations owned or operated by us. We expect that these remediation actions will be taken over the next 30 years and estimate that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $0.8 million in 2011, $0.8 million in 2012, $2.7 million in 2013, $0.7 million in 2014, and $15.0 million in 2015 and years thereafter through the balance of the 30-year period.
     As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $22.0 million over the next 30 years. It is reasonably possible that our recorded estimate of its obligation may change in the next 12 months.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
     During the quarter ended March 31, 2011, we granted additional stock-based awards to certain members of management under our stock-based long term incentive plan (see Note 9 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.

     With the exception of the above-mentioned transactions that took place in the quarter ended March 31, 2011 and as otherwise disclosed herein, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2010. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding our contractual obligations, commercial commitments, and off-balance-sheet and other arrangements.
Critical Accounting Estimates and Policies
     Our consolidated financial statements are prepared in accordance with US GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with US GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
     Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change in our critical accounting estimates since December 2010.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 11 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.
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
     Total fabricated products shipments during the quarters ended March 31, 2011 and March 31, 2010 for which we had price risk were (in millions of pounds) 24.6 and 22.4, respectively. At March 31, 2011, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2011, 2012 and 2013 and thereafter totaling approximately (in millions of pounds) 81.1, 14.7, and 0.4, respectively.
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
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmbtu) impacts our annual operating costs by approximately $3.8 million. We estimate that the energy price risk from fluctuations in electricity prices, net of the impact of our electricity-related hedging agreements, would not likely have a material effect on our annual operating costs.
     We, from time-to-time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of March 31, 2011, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 94%, 74% and 22% of the expected natural gas purchases for the remainder of 2011, 2012 and 2013, respectively.
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
PART II — OTHER INFOMRATION
Item 1. Legal Proceedings.
     Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2010.
Item 1A. Risk Factors.
     Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for information concerning risk factors. There have been no material changes in the risk factors since December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2011:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares that
			Purchased	May Yet Be
			as Part of	Purchased
	Total Number		Publicly	Under the
	of Shares	Average Price	Announced	Program
	Purchased[1]	per Share	Programs[2]	(millions)[2]
January 1, 2011 - January 31, 2011	—	—	—	—
February 1, 2011 - February 28, 2011	—	—	—	—
March 1, 2011 - March 31, 2011	22,862	49.03	—	$46.9

Total	22,862	49.03	—	$46.9

[1]	Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended March 31, 2011, we withheld 22,862 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and cancelled by us on the applicable vesting dates or dates on which income was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]	In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases were not authorized to commence until after July 6, 2008. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified, extended, or terminated by the Company’s Board of Directors at any time.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. [Removed and Reserved.]
Item 5. Other Information.
     None.
Item 6. Exhibits.

*10.1	Amendment No. 1, dated as of January 3, 2011, to Asset Purchase Agreement between Desert Fabco Acquisition, LLC and Alexco, L.L.C., dated as of October 12, 2010.

10.2	Kaiser Aluminum Fabricated Products 2011 Short-Term Incentive Plan For Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 7, 2010, File No. 000-52105).

10.3	2011 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2010, File No. 000-52105).

10.4	2011 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2010, File No. 000-52105).

10.5	Kaiser Aluminum Corporation 2011 — 2013 Long-Term Incentive Program Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2010, File No. 000-52105).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS **	XBRL Instance

* 101.SCH **	XBRL Taxonomy Extension Schema

* 101.CAL **	XBRL Taxonomy Extension Calculation

* 101.DEF **	XBRL Taxonomy Extension Definition

* 101.LAB **	XBRL Taxonomy Extension Label

* 101.PRE **	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, XBRL information is furnished but deemed not filed for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Date: April 28, 2011	Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
*10.1	Amendment No. 1, dated as of January 3, 2011, to Asset Purchase Agreement between Desert Fabco Acquisition, LLC and Alexco, L.L.C., dated as of October 12, 2010.

10.2	Kaiser Aluminum Fabricated Products 2011 Short-Term Incentive Plan For Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 7, 2010, File No. 000-52105).

10.3	2011 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2010, File No. 000-52105).

10.4	2011 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2010, File No. 000-52105).

10.5	Kaiser Aluminum Corporation 2011 — 2013 Long-Term Incentive Program Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2010, File No. 000-52105).

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS **	XBRL Instance

* 101.SCH **	XBRL Taxonomy Extension Schema

* 101.CAL **	XBRL Taxonomy Extension Calculation

* 101.DEF **	XBRL Taxonomy Extension Definition

* 101.LAB **	XBRL Taxonomy Extension Label

* 101.PRE **	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, XBRL information is furnished but deemed not filed for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.