Form 10-Q
period 2011-06-30
KAISER ALUMINUM CORP
filed 2011-08-02
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of July 26, 2011, there were 19,286,221 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In millions of dollars,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$59.8	$135.6
Receivables:
Trade, less allowance for doubtful receivables of $0.6 at June 30, 2011 and December 31, 2010	119.1	83.0
Other	3.8	5.2
Inventories	178.2	167.5
Prepaid expenses and other current assets	78.8	80.1

Total current assets	439.7	471.4
Property, plant, and equipment – net	360.4	354.1
Net asset in respect of VEBAs	265.6	195.7
Deferred tax assets – net	197.7	231.1
Intangible assets – net	38.3	4.0
Goodwill	37.2	3.1
Other assets	80.9	83.0

Total	$1,419.8	$1,342.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73.7	$50.8
Accrued salaries, wages, and related expenses	26.9	31.1
Other accrued liabilities	34.4	42.0
Payable to affiliate	25.1	17.1
Current portion of secured debt and credit facilities	4.8	1.3

Total current liabilities	164.9	142.3
Long-term liabilities	141.8	134.7
Cash convertible senior notes	144.6	141.4
Long-term secured debt and credit facilities	7.6	11.8

Total liabilities	458.9	430.2
Commitments and contingencies – Note 10
Stockholders’ equity:
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2011 and at December 31, 2010; 19,285,825 shares issued and outstanding at June 30, 2011 and 19,214,451 shares issued and outstanding at December 31, 2010	0.2	0.2
Additional capital	997.9	987.1
Retained earnings	86.6	80.1
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 2,202,495 shares at June 30, 2011 and 3,523,980 shares at December 31, 2010	(52.9)	(84.6)
Treasury stock, at cost, 1,724,606 shares at June 30, 2011 and December 31, 2010	(72.3)	(72.3)
Accumulated other comprehensive income	1.4	1.7

Total stockholders’ equity	960.9	912.2

Total	$1,419.8	$1,342.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$338.8	$282.4	$661.4	$549.9
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	300.0	255.9	580.9	487.9
Restructuring costs and other benefits	—	0.1	—	(0.5)
Depreciation and amortization	6.4	5.0	12.7	9.0
Selling, administrative, research and development, and general	17.3	15.4	32.2	32.7
Other operating (benefits) charges, net	(0.3)	2.0	(0.3)	2.0

Total costs and expenses	323.4	278.4	625.5	531.1

Operating income	15.4	4.0	35.9	18.8
Other (expense) income:
Interest expense	(4.4)	(3.5)	(8.9)	(3.5)
Other (expense) income, net	(3.4)	0.7	(1.7)	0.9

Income before income taxes	7.6	1.2	25.3	16.2
Income tax provision	(3.1)	(1.1)	(9.5)	(7.3)

Net income	$4.5	$0.1	$15.8	$8.9

Earnings per share, Basic – Notes 1 and 13
Net income per share	$0.24	$$0.01	$0.83	$0.45

Earnings per share, Diluted – Notes 1 and 13
Net income per share	$0.24	$$0.01	$0.83	$0.45

Weighted-average number of common shares outstanding (000):
Basic	18,984	18,917	18,962	19,710

Diluted	18,984	18,917	18,962	19,710

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Common
					Stock
					Owned by
					Union
					VEBA		Accumulated
	Common				Subject to		Other
	Shares	Common	Additional	Retained	Transfer	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Restriction	Stock	Income (Loss)	Total
				(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2010	19,214,451	$0.2	$987.1	$80.1	$(84.6)	$(72.3)	$1.7	$912.2

Net income	—	—	—	15.8	—	—	—	15.8
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(0.3)	(0.3)

Comprehensive income		—	—	—	—			15.5

Sale of Union VEBA shares by the Union VEBA, net of tax of $24.7	—	—	9.1	—	31.7	—	—	40.8

Issuance of non-vested shares to employees	76,803	—	—	—	—	—	—	—

Issuance of common shares to directors	3,750	—	0.2	—	—	—	—	0.2

Issuance of common shares to employees upon vesting of restricted stock units and performance shares	13,899	—	—	—	—	—	—	—

Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(23,078)	—	(1.1)	—	—	—	—	(1.1)

Cash dividends on common stock ($0.48 per share)	—	—	—	(9.4)	—	—	—	(9.4)

Amortization of unearned equity compensation	—	—	2.6	—	—	—	—	2.6

Reclassification relating to dividends on unvested equity awards	—	—	—	0.1	—	—	—	0.1

BALANCE, June 30, 2011	19,285,825	$0.2	$997.9	$86.6	$(52.9)	$(72.3)	$1.4	$960.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In millions of dollars)
Cash flows from operating activities:
Net income	$15.8	$8.9
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of property, plant and equipment	11.6	9.0
Amortization of definite-lived intangible assets	1.1	—
Amortization of debt discount and debt issuance costs	3.8	1.5
Deferred income taxes	8.7	5.6
Non-cash equity compensation	2.8	3.1
Net non-cash LIFO charges	19.9	8.2
Non-cash unrealized losses on derivative positions	7.1	17.9
Amortization of option premiums (received) paid, net	(0.6)	0.7
Non-cash impairment charges	—	1.9
Losses on disposition of property, plant and equipment	0.1	0.1
Non-cash changes in net periodic benefit (income) costs relating to the VEBAs[1]	(4.4)	0.9
Other non-cash changes in assets and liabilities	0.2	0.2
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(31.1)	(11.3)
Receivable from affiliate	—	0.2
Inventories (excluding LIFO charges)	(24.0)	(31.0)
Prepaid expenses and other current assets	(2.3)	0.8
Accounts payable	23.6	6.5
Accrued liabilities	(6.8)	(9.4)
Payable to affiliate	8.0	9.6
Long-term assets and liabilities, net	(0.6)	15.2

Net cash provided by operating activities	32.9	38.6

Cash flows from investing activities:
Capital expenditures	(14.1)	(26.7)
Purchase of available for sale securities	(0.3)	(4.4)
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in the acquisition)	(83.2)	—
Change in restricted cash	—	1.1

Net cash used in investing activities	(97.6)	(30.0)

Cash flows from financing activities:
Proceeds from issuance of cash convertible senior notes	—	175.0
Cash paid for financing costs in connection with issuance of cash convertible senior notes	—	(5.9)
Purchase of call option in connection with issuance of cash convertible senior notes	—	(31.4)
Proceeds from issuance of warrants	—	14.3
Repayment of promissory note	(0.6)	—
Cash paid for financing costs in connection with the revolving credit facility	—	(2.7)
Retirement of common stock	(1.1)	—
Repurchase of common stock	—	(44.2)
Cash dividend paid to stockholders	(9.4)	(9.6)

Net cash (used in) provided by financing activities	(11.1)	95.5

Net (decrease) increase in cash and cash equivalents during the period	(75.8)	104.1
Cash and cash equivalents at beginning of period	135.6	30.3

Cash and cash equivalents at end of period	$59.8	$134.4

[1]	Prior period amount has been reclassified from Other non-cash changes in assets and liabilities to conform to current period presentation.

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
     Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and are prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by US GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (all of which are of a normal recurring nature unless otherwise noted) necessary to present fairly the results for the interim periods presented. Intercompany balances and transactions are eliminated. The consolidated financial statements include the results of manufacturing facilities acquired by the Company from the effective date of each acquisition.
     As disclosed in Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company suspended the use of the equity method of accounting with respect to its ownership in Anglesey commencing in the quarter ended September 30, 2009. As a result, the Company did not record equity in income from Anglesey for any of the periods presented in this Report. The carrying amount of the Company’s investment in Anglesey was zero at both June 30, 2011 and December 31, 2010. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey during the next 12 months.
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
     From time to time, in the ordinary course of business, the Company may enter into agreements with customers in which the Company, in return for a fee, agrees to reserve certain amounts of its existing production capacity for the customer, defer an existing customer purchase commitment into future periods and reserve certain amounts of its expected production capacity in those periods for the customer, or cancel or reduce existing commitments under existing contracts. These agreements may have terms or impact periods exceeding one year.
     Certain of the capacity reservation and commitment deferral agreements provide for periodic, such as quarterly or annual, billing for the duration of the contract. For capacity reservation agreements, the Company recognizes revenue ratably over the period of the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
capacity reservation. Accordingly, the Company may recognize revenue prior to billing reservation fees. Unbilled receivables are included within Trade receivables on the Company’s Consolidated Balance Sheets (see Note 2). For commitment deferral agreements, the Company recognizes revenue upon the earlier occurrence of the related sale of product or the end of the commitment period. In connection with other agreements, the Company may collect funds from customers in advance of the periods for which (i) the production capacity is reserved, (ii) commitments are deferred, (iii) commitments are reduced or (iv) performance is completed, in which event the recognition of revenue is deferred until the fee is earned. Any unearned fees are included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company’s Consolidated Balance Sheets (see Note 2).
     In connection with Anglesey’s remelt operations, the Company purchases secondary aluminum products from Anglesey in proportion to its ownership interest at prices tied to the market price of primary aluminum. The Company in turn sells the secondary aluminum products to a third party and receives a portion of a premium over normal commodity market prices. The transactions are structured to largely eliminate metal price and currency exchange rate risks with respect to income and cash flow. Because the Company, in substance, acts as an agent in connection with sales of secondary aluminum produced by Anglesey, the Company’s sales of such secondary aluminum are presented net of cost of sales. For all of the periods presented in this Report, the Company reported no net sales from the sale of secondary aluminum produced by Anglesey. Any amounts payable to Anglesey are reflected on the Company’s Consolidated Balance Sheets as Payable to affiliate.
     Stock-Based Compensation. Stock-based compensation in the form of service-based awards is provided to executive officers, certain employees and directors, and is accounted for at fair value. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The cost of an award is recognized as an expense over the requisite service period of the award on a straight-line basis. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight-line method (see Note 9).
     The Company also grants performance-based awards to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance, measured over specified three-year performance periods. The EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, as defined in the Company’s annual long-term incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three-year performance periods on a ratable basis (see Note 9).
     Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO charges (benefit) of approximately $5.0 and $(1.0) during the quarters ended June 30, 2011 and June 30, 2010, respectively. The Company recorded net non-cash LIFO charge of approximately $19.9 and $8.2 during the six month periods ended June 30, 2011 and June 30, 2010, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at June 30, 2011 and December 31, 2010 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment – Net. Property, plant and equipment are recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment – net in the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.2 and $1.0 during the quarters ended June 30, 2011 and June 30, 2010, respectively. The amount of interest expense capitalized as construction in progress was $0.4 and $1.9 during the six month periods ended June 30, 2011 and June 30, 2010, respectively.
     Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Depreciation expense is not included in Cost of products sold, excluding depreciation, amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended June 30, 2011 and June 30, 2010, the Company recorded depreciation expense of $5.7 and $4.9, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the six month periods ended June 30, 2011 and June 30, 2010, the Company recorded depreciation expense of $11.4 and $8.9, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate and Other for all periods presented in this Report.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or group of assets may not be recoverable. The Company regularly assesses whether events and circumstances with the potential to trigger impairment have occurred and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flow, to make such assessments. The Company uses an estimate of the future undiscounted cash flows of the related asset or asset group over the estimated remaining life of such asset(s) in measuring whether the asset(s) are recoverable. Measurement of the amount of impairment, if any, is based on the difference between the carrying value of the asset(s) and the estimated fair value of such asset(s). Fair value is determined through a series of standard valuation techniques. See “Fair Values of Non-Financial Assets and Liabilities” in Note 12 for additional information regarding fair value assessments relating to certain property, plant and equipment.
     Property, plant and equipment held for future development are presented as idled assets. Such assets are evaluated for impairment on a held-and-used basis. Depreciation expense is not adjusted when assets are temporarily idled.
     Available for Sale Securities. Included in Other assets are certain marketable debt and equity securities, classified as available for sale securities (see Note 2). Such securities are invested in various investment funds and managed by a third-party trust in connection with the Company’s deferred compensation program (see Note 8). Such securities are recorded at fair value (see “Other” in Note 12), with net unrealized gains and losses, net of income taxes, reflected in other comprehensive earnings as a component of Stockholders’ equity.
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
     Environmental Contingencies. With respect to environmental loss contingencies, the Company records a loss contingency whenever a contingency is probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are generally recognized at no later than the completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold, excluding depreciation, amortization and other items in the Statement of Consolidated Income. Environmental expense relating to non-operating locations is included in Selling, administrative, research and development, and general in the Statement of Consolidated Income.
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
     Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, electricity and natural gas derivative contracts, certain cash-settled call options that the Company purchased in March 2010 (the “Call Options”) (see Note 3), and arrangements related to the Company’s cash equivalents. If the market value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds the applicable threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both June 30, 2011 and December 31, 2010, the Company had no margin deposits with or from its counterparties.
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
     New Accounting Pronouncements. In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles – Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 amends Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of ASU 2010-28 in the quarter ending March 31, 2011 did not have an impact on the Company’s consolidated financial statements.
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
     ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), was issued in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this ASU are to be applied prospectively. For public entities, this ASU becomes effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company expects to adopt the provisions of ASU 2011-04 for the interim period ending March 31, 2012 and does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements.
     ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), was issued in June 2011 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is required to be applied retrospectively. For public entities, this

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The Company expects to adopt the provisions of ASU 2011-05 for the fiscal year ending December 31, 2011 and does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements.
2. Supplemental Balance Sheet Information

	June 30,	December 31,
	2011	2010
Trade Receivables.
Billed trade receivables	$114.4	$82.5
Unbilled trade receivables – Note 1	5.3	1.1

Trade receivables, gross	119.7	83.6
Allowance for doubtful receivables	(0.6)	(0.6)

Trade receivables, net	$119.1	$83.0

Inventories.
Finished products	$55.7	$53.8
Work in process	64.1	49.6
Raw materials	44.8	50.9
Operating supplies and repairs and maintenance parts	13.6	13.2

Total	$178.2	$167.5

Prepaid Expenses and Other Current Assets.
Current derivative assets – Note 11	$14.2	$22.1
Current deferred tax assets	46.7	46.8
Current portion of option premiums paid – Note 11	3.0	5.6
Short-term restricted cash	7.9	0.9
Prepaid taxes	2.1	1.3
Prepaid expenses	4.9	3.4

Total	$78.8	$80.1

Property, Plant and Equipment.
Land and improvements	$23.3	$23.3
Buildings	45.8	43.5
Machinery and equipment	346.5	338.0
Construction in progress	14.8	7.7

Active property, plant and equipment, gross	430.4	412.5
Accumulated depreciation	(75.4)	(63.9)

Active property, plant and equipment, net	355.0	348.6
Idled equipment	5.4	5.5

Property, plant, and equipment, net	$360.4	$354.1

Other Assets.
Derivative assets – Note 11	$56.2	$50.8
Option premiums paid – Note 11	0.4	0.6
Restricted cash	9.4	16.3
Long-term income tax receivable	3.0	2.9
Deferred financing costs	6.7	7.7
Available for sale securities	5.0	4.6
Other	0.2	0.1

Total	$80.9	$83.0

Other Accrued Liabilities.
Current derivative liabilities – Note 11	$6.3	$8.9
Current portion of option premiums received – Note 11	3.6	7.0
Current portion of income tax liabilities	1.2	1.1
Accrued income taxes and taxes payable	3.6	1.8
Accrued annual VEBA contribution	—	2.1
Accrued freight	1.7	1.9
Short-term environmental accrual – Note 10	0.9	1.1
Accrued interest	2.1	2.1
Short-term deferred revenue – Note 1	10.6	10.8
Other	4.4	5.2

Total	$34.4	$42.0

Long-term Liabilities.
Derivative liabilities – Note 11	$69.4	$62.2
Option premiums received – Note 11	0.2	0.3
Income tax liabilities	13.8	12.9
Workers’ compensation accruals	16.9	15.9
Long-term environmental accrual – Note 10	20.9	19.1
Long-term asset retirement obligations	3.8	3.8
Long-term deferred revenue – Note 1	9.0	13.2
Deferred compensation liability	5.1	4.9
Other long-term liabilities	2.7	2.4

Total	$141.8	$134.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
3. Cash Convertible Senior Notes and Related Transactions
     Indenture. On March 29, 2010, the Company issued cash convertible senior notes (the “Notes”) in the aggregate principal amount of $175.0 pursuant to an indenture by and between the Company and Wells Fargo Bank, National Association, as trustee (the “Indenture”). Net proceeds from this transaction were approximately $169.2, after deducting the initial purchasers’ discounts and transaction fees and expenses. The Notes bear a stated interest rate of 4.50% per annum. The Company accounts for the cash conversion feature of the Notes (the “Bifurcated Conversion Feature”) as a separate derivative instrument. The fair value of the Bifurcated Conversion Feature on the issuance date of $38.1 was recorded as the original issue discount for purposes of accounting for the debt component of the Notes and will be amortized based on the effective interest method over the term of the Notes. The initial purchasers’ discounts and transaction fees and expenses totaling $5.8 were capitalized as deferred financing costs and will be amortized over the term of the Notes using the effective interest method. The effective interest rate of the Notes is approximately 11% per annum, taking into account the accretion of the discounted carrying value of the Notes to their face value as well as the amortization of deferred financing costs. Interest is payable at the stated interest rate semi-annually in arrears on April 1 and October 1 of each year. The Notes will mature on April 1, 2015, subject to earlier repurchase or conversion. The Notes are subject to repurchase by the Company at the option of the holders following a fundamental change, as defined in the Indenture, at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Fundamental changes include, but are not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) shareholders’ approval of any plan or proposal for the liquidation or dissolution of the Company, and (iv) the failure of the Company’s common stock to be listed on certain stock exchanges. Holders may convert their Notes before January 1, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate events. Holders may convert their Notes at any time on or after January 1, 2015 until the close of business on the second scheduled trading date immediately preceding the maturity date of the Notes. The Notes have an initial conversion rate of 20.6949 shares of the Company’s common stock per (in whole dollars) $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $48.32 per share), subject to adjustment, based on the occurrence of certain events, including, but not limited to, (i) the issuance of certain dividends on the Company’s common stock, (ii) the issuance of certain rights, options or warrants, (iii) the effectuation of share splits or combinations, (iv) certain distributions of property, and (v) certain issuer tender or exchange offers as described in the Indenture. The Notes are not convertible into the Company’s common stock or any other securities under any circumstances, but instead will be settled in cash.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     The following tables provide additional information regarding the Notes:

	June 30,	December 31,
	2011	2010
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(30.4)	(33.6)

Carrying amount, net of discount	$144.6	$141.4

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Contractual coupon interest	$1.9	$1.9	$3.9	$2.0
Amortization of discount and deferred financing costs	1.9	1.8	3.8	1.8

Total interest expense[1]	$3.8	$3.7	$7.7	$3.8

[1]	A portion of the interest relating to the Notes is capitalized as Construction in progress.
     See “Other” in Note 12 for information relating to the estimated fair value of the Notes.
     Convertible Note Hedge Transactions. In March 2010, the Company purchased the Call Options from several financial institutions (the “Option Counterparties”). The Call Options have an initial exercise price equal to the conversion price of the Notes, are subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes and will expire upon the maturity of the Notes. The Company paid an aggregate amount of approximately $31.4 to the Option Counterparties for the Call Options.
     The Call Options are expected to generally reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that it may be required to make upon the conversion of the Notes. If the market price per share of the Company’s common stock at the time of cash conversion of any Notes is above the strike price of the Call Options (which initially equals the initial conversion price of the Notes of approximately $48.32 per share of the Company’s common stock), the Company is entitled to receive from the Option Counterparties in an aggregate amount equaling the amount of cash that the Company would be required to deliver to the holder of the converted Notes, less the principal amount thereof.
     In March 2010, the Company also entered into warrant transactions pursuant to which the Company sold to the Option Counterparties net-share-settled warrants (the “Warrants”) relating to approximately 3.6 million shares of the Company’s common stock. The Warrants expire on July 1, 2015. The Option Counterparties paid an aggregate amount of approximately $14.3 to the Company for the Warrants.
     If the market price per share of the Company’s common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, which initially equals $61.36 per share, the Company will be obligated to issue to the Option Counterparties shares of the Company’s common stock having a value equal to such excess, as measured under the terms of the Warrants. The Warrants may not be exercised prior to the expiration date.
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
4. Secured Debt and Credit Facilities
Secured debt and credit facilities consisted of the following:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	June 30,	December 31,
	2011	2010
Revolving credit facility	$—	$—
Other notes payable	12.4	13.1

Total	12.4	13.1
Less – current portion of secured debt and credit facilities	(4.8)	(1.3)

Long-term secured debt and credit facilities	$7.6	$11.8

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
     The Company had $200.0 of borrowing availability under the Revolving Credit Facility at June 30, 2011, based on the borrowing base determination then in effect. At June 30, 2011, there were no borrowings under this facility and $8.5 was being used to support outstanding letters of credit, leaving $191.5 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 5.25% at June 30, 2011.
     Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth in the Revolving Credit Facility. The Revolving Credit Facility places limitations on the ability of the Company and certain of its subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, the Company is required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1 : 1.0 if borrowing availability under the Revolving Credit Facility is less than $30. At June 30, 2011, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     Other Notes Payable. In connection with the Company’s acquisition of the Florence, Alabama facility (see Note 5), a promissory note in the amount of $6.7 (the “Nichols Promissory Note”) was issued to Nichols as a part of the consideration paid. The Nichols Promissory Note bears interest at a rate of 7.5% per annum. Accrued but unpaid interest is due quarterly through maturity of the Nichols Promissory Note on August 9, 2015. The Company has the option to repay all or a portion of the Nichols Promissory Note at any time prior to the maturity date. Principal payments on the Nichols Promissory Note are due in equal quarterly installments. The Nichols Promissory Note is secured by certain real property and equipment included in the assets acquired from Nichols in the acquisition. At June 30, 2011, the outstanding principal balance under the Nichols Promissory Note was $5.4, of which $1.3 was payable within 12 months.
     As of June 30, 2011, the Company also had a $7.0 outstanding promissory note (the “LA Promissory Note”) in connection with the Company’s purchase of the previously leased land and buildings associated with its Los Angeles, California facility in December 2008. Interest is payable on the unpaid principal balance of the LA Promissory Note monthly in arrears at the prime rate, as defined in the LA Promissory Note, plus 1.5%, in no event exceeding 10% per annum. A principal payment of $3.5 will be due on January 1, 2012, and the remaining $3.5 will be due on January 1, 2013. The LA Promissory Note is secured by a deed of trust on the property. The interest rate applicable to the LA Promissory Note was 4.75% at June 30, 2011.
5. Acquisitions
     Alexco. Effective January 1, 2011, the Company completed the acquisition of substantially all of the assets of Alexco, a manufacturer of hard alloy extrusions for the aerospace industry, based in Chandler, Arizona.
     The Company paid net cash consideration of $83.2, with existing cash on hand, and assumed certain liabilities totaling approximately $1.0. Total acquisition related expenses were $0.1 for the six months ended June 30, 2011. Such expenses are included within Selling, administrative, research and development, and general expenses.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the effective date of the acquisition:

Allocation of purchase price:
Cash	$4.9
Accounts receivable, net	3.6
Inventory	6.6
Property, plant and equipment	4.5
Definite-lived intangible assets:
Customer relationships	34.7
Order backlog	0.3
Trademark and trade name	0.4
Goodwill	34.1
Accounts payable and other current liabilities	(1.0)

Cash consideration paid	$88.1

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales (combined)[1]	$338.8	$291.4	$661.4	$565.8
Net income (combined)[1]	$4.5	$1.7	$15.8	$11.6
Basic earnings per share (combined)[1]	$0.24	$0.09	$0.83	$0.59
Diluted earnings per share (combined)[1]	$0.24	$0.09	$0.83	$0.59

[1]	The combined results presented for the quarter and six months ended June 30, 2011 are the actual results presented in the Statement of Consolidated Income for such periods, as the operating results for the Chandler, Arizona (Extrusion) facility were included in the Company’s consolidated operating results commencing January 1, 2011 (see Note 1).
The following information presents select financial data relating to the Chandler, Arizona (Extrusion) facility, as included within the Company’s consolidated operating results for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
Net sales	$11.2	$21.1
Net income before income taxes	$3.2	$5.4
     Nichols. On August 9, 2010, the Company acquired the Florence, Alabama facility, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications.
     Consideration consisted of (i) $9.0 in cash, (ii) the $6.7 Nichols Promissory Note from the Company to Nichols (see Note 4), and (iii) the assumption of certain liabilities totaling approximately $2.1. Total acquisition-related costs were approximately $0.8, all of which were expensed through December 31, 2010 and included in Selling, administrative, research and development, and general in the Statement of Consolidated Income. The acquisition did not have a material impact on the Company’s consolidated financial statements.
     The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Allocation of purchase price:
Inventory	$3.9
Other current assets	2.3
Property, plant and equipment	4.2
Definite lived intangible assets	4.3
Goodwill	3.1
Accounts payable and other current liabilities	(2.1)

Consideration paid	$15.7

     The goodwill arising from the acquisition represents the commercial opportunity for the Company to sell small-diameter rod, bar and wire products, as a complement to its other products, to its core end market segments for aerospace, general engineering and automotive applications and is expected to be deductible for income tax purposes over the next 15 years.
6. Goodwill and Intangible Assets
     A roll-forward of goodwill is as follows (see Note 5 for additional information about the Company’s business acquisitions):

Balance as of December 31, 2010	$3.1
Goodwill arising from Alexco acquisition	34.1

Balance as of June 30, 2011	$37.2

All of the Company’s goodwill is included in the Fabricated Products segment.
     Identifiable intangible assets at June 30, 2011 and December 31, 2010 are comprised of the following:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
June 30, 2011:

	Weighted
	average
	estimated useful		Accumulated	Net book
	life	Original cost	amortization	value
Customer relationships	25	$38.5	$(0.9)	$37.6
Backlog	2	0.8	(0.4)	0.4
Trademark and trade name	3	0.4	(0.1)	0.3

Total	24	$39.7	$(1.4)	$38.3

December 31, 2010:

	Weighted
	average
	estimated useful		Accumulated	Net book
	life	Original cost	amortization	value
Customer relationships	20	$3.8	$(0.1)	$3.7
Backlog	2	0.5	(0.2)	0.3

Total	18	$4.3	$(0.3)	$4.0

     Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $0.5 and $1.1 for the quarter and six months ended June 30, 2011. The expected amortization of intangible assets for the next five calendar years is as follows:

2011	$1.9
2012	2.0
2013	1.7
2014	1.6
2015	1.6

Total	$8.8

7. Income Tax Matters
Tax Provision. The provision for incomes taxes, for each period presented, consisted of the following:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Domestic	$2.5	$0.7	$8.4	$5.9
Foreign	0.6	0.4	1.1	1.4

Total	$3.1	$1.1	$9.5	$7.3

     The income tax provision for the six months ended June 30, 2011 was $9.5, reflecting an effective tax rate of 37.5%. The difference between the effective tax rate and the projected blended statutory tax rate was primarily the result of a decrease in the valuation allowance, due to a change in tax law in the State of Illinois, of $0.8, resulting in a 3.2% decrease in the effective tax rate, partially offset by (i) an increase in unrecognized tax benefits, including interest and penalties, of $0.6, resulting in a 2.4% increase in the effective tax rate and (ii) the impact of a non-deductible compensation expense of $0.2, resulting in a 0.6% increase in the effective tax rate.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     At December 31, 2010, the Company had $882.6 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the U.S. Of the $882.6 of NOL carryforwards available at December 31, 2010, $1.7 represents excess tax benefits from employee restricted stock which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. The Company also had $31.1 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
     To preserve the NOL carryforwards available to the Company, (i) the Company’s certificate of incorporation includes certain restrictions on the transfer of the Company’s common stock and (ii) the Company entered into a stock transfer restriction agreement with the voluntary employees’ beneficiary association (“VEBA”) that provides benefits for certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”).
     In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, including state NOLs sustained during the prior years and expiring tax benefits, the Company had a valuation allowance against its deferred tax assets of $19.3 and $20.1 at June 30, 2011 and December 31, 2010, respectively. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense.
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited the Company’s tax returns for fiscal years 1998 through 2001 and issued assessment notices for which Notices of Objection have been filed. In addition, the Canada Revenue Agency has audited the Company’s tax returns for fiscal years 2002 through 2004 and issued assessment notices, resulting in a payment of $7.9 to the Canada Revenue Agency against previously accrued tax reserves in the third quarter of 2009. There is an additional Canadian Provincial income tax assessment of $1.2, including interest, resulting from the audit of the Company’s tax returns for fiscal years 2002 through 2004 that is anticipated to be paid against previously accrued tax reserves in next 12 months. The Company’s tax returns for certain past years are still subject to examination by taxing authorities, and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
     No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiary at June 30, 2011. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with such hypothetical calculation.
     The Company has gross unrecognized benefits relating to uncertain tax positions. If and when such gross unrecognized tax benefits are ultimately recognized, it will be reflected in the Company’s income tax provision and affect the effective tax rate in future periods.
     The Company had gross unrecognized tax benefits of $15.6 and $15.0 at June 30, 2011 and December 31, 2010, respectively. The change in gross unrecognized tax benefits during the six months ended June 30, 2011 was primarily due to foreign currency fluctuations and change in tax positions.
     In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision. The Company had $7.1 and $6.6 accrued at June 30, 2011 and December 31, 2010, respectively, for interest and penalties. Of these amounts, $0.4 was recorded as current liabilities and included in Other accrued liabilities on the Consolidated Balance Sheets at both June 30, 2011 and December 31, 2010. The Company recognized an increase in interest and penalties of $0.6 and $0.2 in its tax provision in the six month periods ended June 30, 2011 and June 30, 2010, respectively.
     In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, the Company incurred a foreign currency translation adjustment. During the six months ended June 30, 2011, the foreign currency impact on such liabilities resulted in a $0.4 currency translation adjustment which was recorded within Other comprehensive income.
     The Company expects its gross unrecognized tax benefits to be reduced by $1.7 within the next 12 months.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
8. Employee Benefits
     Pension and Similar Plans. Pensions and similar plans include:
•	Monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC (“USW”) and International Association of Machinists and certain other unions at certain of the Company’s production facilities, except that (i) the monthly contributions per hour worked by each bargaining unit employee to a pension plan sponsored by the USW at the Company’s Newark, Ohio and Spokane, Washington facilities increased to (in whole dollars) $1.25 starting July 2010 and will increase to (in whole dollars) $1.50 in July 2015 and (ii) monthly contributions to a pension plan sponsored by the USW at the Florence, Alabama facility are (in whole dollars) $1.25 per hour worked by each bargaining unit employee. The Company currently estimates that contributions will range from $2.0 to $4.0 per year through 2015.

•	A defined contribution 401(k) savings plan for hourly bargaining unit employees at seven of the Company’s production facilities based on the specific collective bargaining agreement at each facility. For active bargaining unit employees at three of these production facilities, the Company is required to make fixed rate contributions. For active bargaining unit employees at one of these production facilities, the Company is required to match certain employee contributions. For active bargaining unit employees at two of these production facilities, the Company is required to make both fixed rate contributions and concurrent matches. For active bargaining unit employees at the one remaining production facility, the Company is not required to make any contributions. Fixed rate contributions either (i) range from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age, or (ii) vary between 2% to 10% of the employees’ compensation depending on their age and years of service for employees hired prior to January 1, 2004 and is a fixed 2% annual contribution for employees hired on or after January 1, 2004. The Company currently estimates that contributions to such plans will range from $1.0 to $3.0 per year.

•	A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service to employees hired prior to January 1, 2004. All new hires on or after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that contributions to such plan will range from $4.0 to $6.0 per year.

•	A defined benefit plan for salaried employees at the Company’s London, Ontario facility, with annual contributions based on each salaried employee’s age and years of service. At December 31, 2010, approximately 62% of the plan assets were invested in equity securities and 36% of plan assets were invested in debt securities. The remaining plan assets were invested in short-term securities. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 60% in equity securities and 36% in debt securities with the remaining assets in short-term securities. See Note 12 for additional information regarding the fair values of the Canadian pension plan assets.

•	A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan, as a result of the limitations imposed by the Internal Revenue Code. Despite the plan being an unfunded plan, the Company makes an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of the Company’s general creditors, and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the rabbi trust relating to the deferred compensation plan are accounted for as available for sale securities and are included as Other assets on the Consolidated Balance Sheets (see Note 2). Liabilities relating to the deferred compensation plan are included on the Consolidated Balance Sheets as Long-term liabilities (see Note 2).

•	An employment agreement with the Company’s chief executive officer which extends through July 6, 2015. The Company also provides certain members of senior management, including each of the Company’s named executive officers, with benefits related to terminations of employment in specified circumstances, including in connection with a change in control, by the Company without cause and by the executive officer with good reason.
     Postretirement Medical Obligations. The Company’s postretirement medical plan was terminated in 2004. Eligible retirees and employees were given the option of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) or

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
participation in the applicable VEBA, the Union VEBA or the VEBA that provides benefits for certain other eligible retirees, their surviving spouse and eligible dependents (the “Salaried VEBA”). Qualifying bargaining unit employees who do not, or are not eligible to, elect COBRA coverage are covered by the Union VEBA. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and employees who were hired prior to February 2002 and subsequently retired or will retire with the required age and service requirements. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
     The Company’s only financial obligations to the VEBAs are (i) an annual variable cash contribution payable to the Union VEBA and the Salaried VEBA and (ii) an obligation to pay one-half of the administrative expenses of the VEBAs, up to $0.3 per year. The obligation to the Union VEBA with respect to the annual variable cash contribution extends through September 30, 2017, while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs through September 2017 pursuant to the Company’s obligation is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined and paid on an annual basis. The Union VEBA is managed by four trustees (two appointed by the Company and two appointed by the USW), and the assets are managed by an independent fiduciary. See Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information with respect to the VEBAs.
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
     For accounting purposes, after discussions with the staff of the SEC, the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. While the Company has no control over the plan assets and its only financial obligations to the VEBAs are to pay the annual variable contribution amount and certain administrative fees, the Company nonetheless accounts for net periodic postretirement benefit and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s consolidated financial statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the Salaried VEBA and Union VEBA on an annual basis. It is possible that existing assets may be insufficient to fund the accumulated benefit obligation resulting in a negative net funded position on the Company’s Consolidated Balance Sheets; however, the Company has no obligation to fund either the Salaried VEBA or the Union VEBA beyond the annual variable cash contributions as determined.
     Components of Net Periodic Benefit Cost (Income). Net periodic benefit costs consisted of the following, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
VEBAs:
Service cost	$0.8	$0.8	$1.5	$1.5
Interest cost	3.8	4.0	7.7	8.0
Expected return on plan assets	(7.6)	(5.2)	(15.2)	(10.5)
Amortization of prior service cost	1.0	1.0	2.0	2.1
Amortization of net gain	(0.2)	(0.1)	(0.4)	(0.2)

Total (income) cost relating to VEBAs	(2.2)	0.5	(4.4)	0.9
Deferred compensation plans	—	0.2	0.2	0.9
Defined contributions plans	1.3	1.2	4.7	4.4
Multiemployer pension plans	0.7	0.6	1.5	1.3

Total	$(0.2)	$2.5	$2.0	$7.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     The following tables present the allocation of the charges detailed above, by segment (see Note 14):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fabricated Products	$1.7	$1.7	$5.7	$5.2
All Other	(1.9)	0.8	(3.7)	2.3

Total	$(0.2)	$2.5	$2.0	$7.5

     For all periods presented, the net periodic benefits relating to the VEBAs are included as a component of Selling, administrative, research and development and general expense within All Other. Further, substantially all of the Fabricated Products segment’s related charges are in Cost of products sold, excluding depreciation, amortization and other items with the balance in Selling, administrative, research and development and general.
     As of June 30, 2011, the Union VEBA owned approximately 11% of the Company’s issued and outstanding shares of common stock, or 2,202,495 common shares, all of which have been registered for resale under the Securities Act of 1933, as amended, or may be sold in transactions exempt from securities laws, including under Rule 144. A stock transfer restriction agreement between the Union VEBA and the Company restricts the number of shares of the Company’s common stock that generally may be sold by the Union VEBA during any 12-month period without further approval of our Board of Directors to 1,321,485. Pursuant to this agreement, the Union VEBA may not sell any shares of the Company’s common stock until March 2012 without approval of our Board of Directors. Shares owned by the Union VEBA that are subject to the stock transfer restriction agreement are treated as being similar to treasury stock (i.e. as a reduction of Stockholders’ equity) in the Company’s Consolidated Balance Sheets.
     During the six month periods ended June 30, 2011 and June 30, 2010, the Union VEBA sold 1,321,485 and 1,136,543 shares of the Company’s common stock, respectively. For the share sales occurring in the six months ended June 30, 2011, the transactions resulted in (i) an increase of $65.5 in VEBA assets (at a weighted-average price of $49.58 per share realized by the Union VEBA), (ii) a reduction of $31.7 in common stock owned by Union VEBA (at $24.02 per share reorganization value) and (iii) a credit to Additional capital for the difference between the two foregoing amounts, net of tax adjustment. For the share sales occurring in the six months ended June 30, 2010, the transactions resulted in (i) an increase of $44.7 in VEBA assets (at a weighted-average price of $39.29 per share realized by the Union VEBA), (ii) a reduction of $27.3 in common stock owned by Union VEBA (at $24.02 per share reorganization value) and (iii) a credit to Additional capital for the difference between the two foregoing amounts, net of tax adjustment.
     See Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information with respect to the VEBAs and key assumptions used with respect to the Company’s pension plans and key assumptions made in computing the net obligation of each VEBA.
9. Employee Incentive Plans
Short-term Incentive Plans (“STI Plans”)
     The Company has a short-term incentive compensation plan for senior management and certain other employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on EVA of the Company’s core Fabricated Products business, adjusted for certain safety and performance factors. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     Total costs relating to STI Plans were recorded as follows, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of products sold	$0.8	$0.7	$1.9	$1.3
Selling, administrative, research and development and general	1.5	1.4	2.6	2.8

Total costs recorded in connection with STI Plans	$2.3	$2.1	$4.5	$4.1

     The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fabricated Products	$1.7	$1.3	$3.4	$2.6
All Other	0.6	0.8	1.1	1.5

Total costs recorded in connection with STI Plans	$2.3	$2.1	$4.5	$4.1

     Long- term Incentive Programs
     General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016, and no grants will be made thereunder after that date. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination, and all grants made on or prior to the date of termination will remain in effect thereafter subject to the terms of the applicable grant agreement and the Equity Incentive Plan. Subject to certain adjustments that may be required from time-to-time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At June 30, 2011, 833,969 common shares were available for additional awards under the Equity Incentive Plan. Compensation charges relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development expenses.
     Non-vested Common Shares, Restricted Stock Units, and Performance Shares. The Company grants non-vested common shares to its non-employee directors, executive officers and other key employees. The non-vested common shares granted to non-employee directors are generally subject to a one-year vesting requirement. The non-vested common shares granted to executive officers and senior management are generally subject to a three-year cliff vesting requirement. The non-vested common shares granted to other key employees are generally subject to a three-year graded vesting requirement. In addition to non-vested common shares, the Company also grants restricted stock units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares, and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. With the exception of restricted stock units granted to eligible employees of the Company’s French subsidiary, restricted stock units are generally subject to a three-year graded vesting requirement, with one-third of the restricted stock units vesting on each of the first, second and third anniversary of the grant date. Restricted stock units granted to eligible employees of the Company’s French subsidiary vest two-thirds on the second anniversary of the grant date and one-third on the third anniversary of the grant date.
     The Company also grants performance shares to executive officers and other key employees. Such awards are subject to performance requirements pertaining to the Company’s EVA performance (as set forth in each year’s LTI program), measured over the applicable three-year performance period. EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. During the quarter ended March 31, 2011, a portion of the performance shares granted under the 2008-2010 LTI program vested (see “Summary of Activity” below). The vesting of performance shares and resulting issuance and delivery of common shares, if any, under the 2009-2011 LTI program, 2010-2012 LTI program and 2011-2013 LTI program will occur in 2012, 2013 and 2014, respectively. Holders of performance shares do not receive voting rights through the ownership of such performance shares.
     Stock Options. As of June 30, 2011, the Company had 22,077 fully-vested and exercisable outstanding options issued to executive

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
of $80.01 per share and have a remaining contractual life of 5.75 years. The average fair value of the options granted was $39.90. No new options were granted and no existing options were forfeited or exercised during the six months ended June 30, 2011.
     Vested Stock. From time-to-time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For the quarters ended June 30, 2011 and June 30, 2010, the Company recorded $0.2 and $0.1, respectively, relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
     Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are cancelled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During six month periods ended June 30, 2011 and June 30, 2010, 23,078 and 9,984 commons shares, respectively, were withheld and cancelled for this purpose.
     Non-cash Compensation Expense. Recorded costs by type of award under LTI programs were as follows, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service-based vested and non-vested common shares and restricted stock units	$0.9	$1.0	$1.9	$2.0
Performance shares	0.3	0.3	0.7	0.8
Service-based stock options	—	—	—	0.1

Total non-cash compensation expense	$1.2	$1.3	$2.6	$2.9

     The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fabricated Products	$0.4	$0.4	$0.8	$0.9
All Other	0.8	0.9	1.8	2.0

Total non-cash compensation expense	$1.2	$1.3	$2.6	$2.9

     Unrecognized Gross Compensation Cost Data.
     The following data are presented as of June 30, 2011:
     Unrecognized gross compensation costs, by type of award:

Service-based vested and non-vested common shares and restricted stock units	$5.1
Performance shares	$5.3
     Expected period (in years) over which the remaining gross compensation costs will be recognized, by type of award:

Service-based vested and non-vested common shares and restricted stock units	2.0
Performance shares	2.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the six months ended June 30, 2011 is as follows:

	Non-Vested		Restricted		Performance
	Common Shares		Stock Units		Shares
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair		Grant-Date Fair
	Shares	Value per Share	Units	Value per Unit	Shares	Value per Share
Outstanding at December 31, 2010	268,864	$27.91	7,872	$21.74	686,895	$26.84
Granted	76,803	47.19	2,182	46.59	186,918	46.59
Vested	(62,028)	51.63	(3,314)	16.83	(10,585)	74.34
Forfeited	—	—	—	—	—	—
Cancelled	—	—	—	—	(68,799)	74.34

Outstanding at June 30, 2011	283,639	$27.95	6,740	$32.20	794,429	$26.74

A summary of select activity with respect to non-vested common shares, restricted stock units and performance shares for the six months ended June 30, 2010 is as follows:

	Non-Vested		Restricted		Performance
	Common Shares		Stock Units		Shares
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair		Grant-Date Fair
	Shares	Value per Share	Units	Value per Unit	Shares	Value per Share
Granted	96,850	$34.31	2,362	$36.23	205,789	$34.13
Vested	(75,680)	$52.92	(686)	$37.79	(609)	$31.02
10. Commitments and Contingencies
     Commitments. The Company and its subsidiaries have a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (see Notes 3, 4 and 11).
     Minimum rental commitments under operating leases at June 30, 2011 are as follows: years ending December 31, 2011 — $7.8; 2012 — $6.9; 2013 — $6.0; 2014 — $3.5; 2015 — $2.9; and thereafter — $35.2. There are renewal options in various operating leases subject to certain terms and conditions.
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
     During the third quarter of 2010, the Company increased its environmental accruals in connection with the Company’s submission of a draft feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) on September 8, 2010 (the “Feasibility Study”). The draft Feasibility Study included recommendations for a range of remediation alternatives to primarily

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington, which may be implemented over the next 30 years. During the first half of 2011, the Company continued to work with Washington State Ecology to revise the draft Feasibility Study and to determine viable remediation approaches. As of June 30, 2011, no agreement with the Washington State Ecology had been reached on the final remediation approach. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before the final decree is issued. The Company expects the consent decree to be issued in 2012.
     During the quarter ended June 30, 2011, the Company recorded $2.5 of environmental expense due primarily to developments with respect to historical environmental matters at certain non-operating locations owned by the Company. At June 30, 2011, the Company’s environmental accrual of $21.8 represented the low end of the range of incremental cost estimates based on proposed alternatives in the draft Feasibility Study related to the Company’s Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by the Company. The Company expects that these remediation actions will be taken over the next 30 years and estimates that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $0.5 in 2011, $1.0 in 2012, $4.0 in 2013, $0.8 in 2014, $0.8 in 2015, and $14.7 in years thereafter through the balance of the 30-year period.
     As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $21.6 over the next 30 years. It is reasonably possible that the Company’s recorded estimate of its obligation may change in the next 12 months.
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
11. Derivative Financial Instruments and Related Hedging Programs
     Overview. In conducting its business, the Company, from time to time, enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to its sale of fabricated aluminum products and the purchase of metal used as raw material for its fabrication operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in its production processes, and (iii) foreign currency requirements with respect to its foreign subsidiaries, investment and cash commitments for equipment purchases. Additionally, in connection with the issuance of the Notes, the Company purchased cash-settled Call Options relating to the Company’s common stock to limit its exposure to the cash conversion feature of the Notes (see Note 3). The Company may modify the terms of its derivative contracts based on operational needs or financing objectives. As the Company’s operational hedging activities are generally designed to lock in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contracts, significant unrealized, non-cash gains and losses may be recorded in the income statement.
     Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk to its customers. However, in certain instances the Company enters into firm price arrangements with its customers and incurs price risk on its anticipated aluminum purchases in respect of such customer orders. The Hedging business unit uses third-party hedging instruments to limit exposure to metal-price risks related to firm price customer sales contracts (see Note 12 for additional information regarding the Company’s material derivative positions relating to hedges of operational risks, and their respective fair values).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     During the six month periods ended June 30, 2011 and June 30, 2010, total fabricated products shipments that contained fixed price terms were (in millions of pounds) 61.1 and 47.8, respectively. At June 30, 2011, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2011, 2012 and 2013 and thereafter, totaling approximately (in millions of pounds) 81.1, 15.3 and 0.4, respectively.
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
     Hedges Relating to the Notes. As described in Note 3, the Company issued Notes in the aggregate principal amount of $175.0 in March 2010. The conversion feature of the Notes can only be settled in cash and is required to be bifurcated from the Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects that the realized gain or loss from the Call Options will substantially offset the realized loss or gain of the Bifurcated Conversion Feature upon maturity of the Notes. However, because valuation assumptions for the Bifurcated Conversion Feature and the Call Option are not identical, over time the Company expects to record net unrealized gains and losses due to mark to market adjustments to the fair values of the two derivatives. (see Note 12 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options).
     The following table summarizes the Company’s material derivative positions at June 30, 2011:

		Notional
		Amount of
		Contracts
Commodity	Maturity Period	(mmlbs)
Aluminum —
Call option purchase contracts	7/11 through 12/11	24.5
Call option sales contracts	7/11 through 12/11	24.5
Put option purchase contracts	7/11 through 12/11	50.8
Put option sales contracts	7/11 through 12/11	24.5
Fixed priced purchase contracts	7/11 through 11/13	93.1
Fixed priced sales contracts	7/11 through 1/12	11.2
Midwest premium swap contracts[1]	7/11 through 12/12	49.6

		Notional
		Amount
		of Contracts
Energy	Maturity Period	(mmbtu)
Natural gas —[2]
Call option purchase contracts	7/11 through 12/13	5,430,000
Call option sales contracts	7/11 through 12/11	1,380,000
Put option purchase contracts	7/11 through 12/11	1,380,000
Put option sales contracts	7/11 through 12/13	5,430,000
Fixed priced purchase contracts	7/11 through 12/13	2,110,000

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

		Notional
		Amount
		of Contracts
Electricity	Maturity Period	(Mwh)
Fixed priced purchase contracts	1/12 through 12/12	175,680

		Notional
		Amount
		of Contracts
Foreign Currency	Maturity Period	(mm)
Euro-
Fixed priced purchase contracts	7/11	€0.2

		Notional
		Amount
		of Contracts
Hedges Relating to the Notes	Contract Period	(Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,621,608
Call Options[3]	3/10 through 3/15	3,621,608

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]	As of June 30, 2011, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 93%, 74% and 32% of the expected natural gas purchases for the remainder of 2011, 2012 and 2013, respectively.

[3]	The Bifurcated Conversion Feature represents the cash conversion feature of the Notes. To hedge against the potential cash outflows associated with the Bifurcated Conversion Feature, the Company purchased cash-settled Call Options. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes. The Call Options will expire upon the maturity of the Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company’s common stock, the Call Options may only be settled in cash.
The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets (see Note 2).
Realized and Unrealized Gain and Losses. Realized and unrealized gains (losses) associated with all derivative contracts consisted of the following, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Realized gains (losses):
Aluminum	$5.8	$(1.0)	$10.3	$(1.7)
Natural Gas	(1.0)	(0.2)	(2.4)	(0.3)

Total realized gains (losses):	$4.8	$(1.2)	$7.9	$(2.0)

Unrealized (losses) gains:
Aluminum	$(9.7)	$(19.4)	$(6.6)	$(16.0)
Natural Gas	0.3	0.4	1.5	(2.8)
Electricity	(0.1)	—	(0.1)	—
Call Options relating to the Notes	8.4	(5.6)	6.4	(5.6)
Cash conversion feature of the Notes	(12.0)	6.5	(8.3)	6.5

Total unrealized losses	$(13.1)	$(18.1)	$(7.1)	$(17.9)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
12. Fair Value Measurements
     Overview
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
     The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the six month periods ended June 30, 2011 and June 30, 2010, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
     Fair Values of Financial Assets and Liabilities
     Fair Values of Derivative Assets and Liabilities. The Company’s derivative contracts are valued at fair value using significant observable and unobservable inputs.
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
     Bifurcated Conversion Feature and Call Options — The fair value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes are valued based on the trading price of the Notes each period-end (see “Other” below). The fair value of the Notes without the cash conversion feature is the present value of the series of the remaining fixed income cash flows under the Notes, with a mandatory redemption in 2015.
     The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model are the Company’s stock price, risk-free interest rate, credit spread, dividend yield, expected volatility of the Company’s stock price, and probability of certain corporate events, all of which are observable inputs by market participants.
     The significant assumptions used in the determining the fair value of the Call Options at June 30, 2011 were as follows:

Stock price at June 30, 2011[1]	$54.62
Quarterly dividend yield (per share)[2]	$0.24
Risk-free interest rate[3]	1.17%
Credit spread (basis points)[4]	498
Expected volatility rate[5]	28%

[1]	The Company’s stock price has the most material impact to the fair values of the Call Options and the Notes, which drives the fair value of the Bifurcated Conversion Feature.

[2]	The Company used a discrete quarterly dividend payment of $0.24 per share based on historical and expected future quarterly dividend payments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[3]	The risk-free rate was based on the five-year and three-year Constant Maturity Treasury rate on June 30, 2011, compounded semi-annually.

[4]	The Company’s credit rating was estimated to be between BB and B+ based on comparisons of its financial ratios and size to those of other rated companies. Using the Merrill Lynch High Yield index, the Company identified credit spreads for other debt issuances with similar credit ratings and used the median of such credit spreads.

[5]	The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.
     The following table presents the Company’s derivative assets and liabilities, classified under the appropriate level of the fair value hierarchy, as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum -
Call option purchase contracts	$—	$4.8	$—	$4.8
Fixed priced purchase contracts	—	11.8	—	11.8
Fixed priced sales contracts	—	0.2	—	0.2
Midwest premium swap contracts	—	—	0.9	0.9

Natural Gas -
Call option purchase contracts	—	0.1	—	0.1
Put option purchase contracts	—	1.2	—	1.2

Hedges Relating to the Notes -
Call Options	—	54.8	—	54.8

Total	$—	$72.9	$0.9	$73.8

Derivative liabilities:
Aluminum -
Call option sales contracts	$—	$(4.7)	$—	$(4.7)
Fixed priced purchase contracts	—	(0.9)	—	(0.9)
Fixed priced sales contracts	—	(1.9)	—	(1.9)

Natural Gas -
Put option sales contracts	—	(3.3)	—	(3.3)
Fixed priced purchase contracts	—	(0.3)	—	(0.3)

Electricity -
Fixed priced purchase contracts	—	(0.1)	—	(0.1)

Hedges Relating to the Notes -
Bifurcated Conversion Feature	—	(68.3)	—	(68.3)

Total	$—	$(79.5)	$—	$(79.5)

     The following table presents the Company’s derivative assets and liabilities classified under the appropriate level of the fair value hierarchy as of December 31, 2010:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum -
Call option purchase contracts	$—	$9.3	$—	$9.3
Put option purchase contracts	—	0.1	—	0.1
Fixed priced purchase contracts	—	18.2	—	18.2
Midwest premium swap contracts	—	—	0.2	0.2

Natural Gas -
Call option purchase contracts	—	0.3	—	0.3
Put option purchase contracts	—	2.5	—	2.5
Fixed priced purchase contracts	—	0.1	—	0.1

Hedges Relating to the Notes -
Call Options	—	48.4	—	48.4

Total	$—	$78.9	$0.2	$79.1

Derivative liabilities:
Aluminum -
Call option sales contracts	$—	$(9.3)	$—	$(9.3)
Put option sales contracts	—	(0.1)	—	(0.1)
Fixed priced purchase contracts	—	(0.4)	—	(0.4)
Fixed priced sales contracts	—	(3.4)	—	(3.4)
Midwest premium swap contracts	—	—	(0.1)	(0.1)

Natural Gas -
Put option sales contracts	—	(4.6)	—	(4.6)
Fixed priced purchase contracts	—	(0.5)	—	(0.5)

Hedges Relating to the Notes -
Bifurcated Conversion Feature	—	(60.0)	—	(60.0)

Total	$—	$(78.3)	$(0.1)	$(78.4)

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at December 31, 2010	$0.1
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	1.3
Transactions involving Level 3 derivative contracts:
Purchases	0.1
Sales	—
Issuances	—
Settlements	(0.6)

Transactions involving Level 3 derivatives — net	(0.5)
Transfers in and (or) out of Level 3 valuation hierarchy	—

Balance at June 30, 2011	$0.9

Total gains included in earnings attributable to the change in unrealized losses relating to derivative contracts held at June 30, 2011:	$0.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     VEBA and Canadian Pension Plan Assets. The VEBA assets are managed by various investment advisors selected by the trustees of each of the VEBAs. The VEBA assets are outside of the Company’s control, and the Company does not have insight into the investment strategies.
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
     The fair value of the plan assets of the VEBAs and the Company’s Canadian pension plan are reflected in the Company’s Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at each annual period end, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan.
     Certain assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy.
     Valuation of other invested assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. The Company’s Canadian pension plan assets and the plan assets of the VEBAs are measured annually on December 31. See Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding fair value of plan assets.
     Available for Sale Securities. The Company holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 1 and Note 8). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. Such fair value input is considered a Level 2 input. At June 30, 2011 and December 31, 2010, the amortized costs of the Company’s available for sale securities were $5.0 and $4.6, respectively.
     Other. The Company believes that the fair value of its cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and income tax receivables / payables approximate their respective carrying values due to their short maturities and nominal credit risk. Further, the trading price of the Notes is considered a Level 1 input in the fair value hierarchy. The fair value of the Notes were $226.7 and $214.7 at June 30, 2011 and December 31, 2010, respectively.
     The Company believes that the fair value of its LA Promissory Note and Nichols Promissory Note both materially approximate their respective carrying amounts in light of the Company’s credit profile, the interest rate applicable to each note, and the remaining duration of each instrument. Each of the foregoing fair value assessments is considered to be a Level 2 valuation within the fair value hierarchy.
     Fair Values of Non-financial Assets and Liabilities
     Idled Assets. Included within Property, plant and equipment — net as of December 31, 2010 was $5.5 of idled assets. Of the carrying amount of idled assets as of December 31, 2010, $1.1 represented equipment used by the Company’s Tulsa, Oklahoma facility prior to the closure of that facility in 2008, and $4.4 represented assets that were acquired by the Company but had not yet

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
been placed into service. During the quarter ended June 30, 2011, $0.1 of such assets was subsequently placed into service. Idled assets included within Property, plant and equipment — net was $5.4 as of June 30, 2011. The value of such assets was estimated in the fourth quarter of 2010 using a combination of the cost approach and market approach. The cost approach uses replacement cost and the market approach uses prices for similar assets to determine the value of assets, and both approaches use Level 3 fair value inputs. See Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information relating to idled assets.
     CAROs. The inputs in estimating the fair value of conditional asset retirement obligations (“CAROs”) include: (i) the timing of when any such CAROs may be incurred, (ii) incremental costs associated with special handling or treatment of CARO materials and (iii) the credit adjusted risk free rate, all of which are considered Level 3 inputs as they involve significant judgment of the Company. There were no material adjustments to the estimated fair values of CAROs for either of the six month periods ended June 30, 2011 or June 30, 2010. The estimated fair value of CARO liabilities at June 30, 2011 and December 31, 2010 was $3.9 and $3.8, respectively, based upon the application of a weighted average credit-adjusted risk free rate of 9.1%. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
13. Earnings Per Share
Basic and diluted earnings per share were calculated as follows, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$4.5	$0.1	$15.8	$8.9
Less: Net income attributable to participating securities[1]	—	—	—	(0.1)

Net income available to common stockholders	$4.5	$0.1	$15.8	$8.8

Denominator — Weighted-average common shares outstanding (000):
Basic	18,984	18,917	18,962	19,710

Diluted	18,984	18,917	18,962	19,710

Earnings per common share:
Basic	$0.24	$0.01	$0.83	$0.45
Diluted	$0.24	$0.01	$0.83	$0.45

[1]	Net income attributable to participating securities for a given period includes both distributed and undistributed net income, as applicable. Distributed net income attributed to participating securities represents dividend and dividend equivalents declared on the participating securities that the Company expects to ultimately vest. Undistributed net income for a given period, if any, is apportioned to common stockholders and participating securities based on the weighted average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. Undistributed losses are not allocated to participating securities, however, as the holders of such securities do not have an obligation to fund net losses of the Company.
     Options to purchase 22,077 common shares at an average exercise price of $80.01 per share were outstanding for all earnings per share calculations presented above. The potential dilutive effect of such shares was zero for each of the periods presented. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.36 per share remained outstanding through June 30, 2011. The potential dilutive effect of shares underlying the Warrants was zero for all earnings per share calculations presented above.
     During the six month periods ended June 30, 2011 and June 30, 2010, the Company paid approximately $9.4 ($0.48 per common share) and $9.6 ($0.48 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock,

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to approximately one half of the performance shares.
     In June 2008, the Company’s Board of Directors authorized the repurchase of up to $75.0 of the Company’s common shares, with repurchase transactions to occur in open market and privately negotiated transactions at such times and prices as deemed appropriate by management and to be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and cash flows. The Company repurchased 572,706 shares of common stock at a weighted-average price of $49.05 per share during the third quarter of 2008 for a total cost of $28.1, leaving $46.9 available for repurchase.
     During the first quarter of 2010, pursuant to a separate authorization from the Company’s Board of Directors, the Company repurchased $44.2, or 1,151,900 shares of our outstanding common stock, in privately negotiated, off-market transactions with purchasers of the Notes.
14. Segment and Geographical Area Information
     The Company’s primary line of business is the production of semi-fabricated specialty aluminum products through eleven focused production facilities in the United States and one in Canada. The Company also owns a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales.
     Each of the Company’s North American production facilities is an operating segment. Such operating segments are aggregated for reporting purposes to one reportable segment, Fabricated Products. The Fabricated Products segment sells value-added products, such as aluminum sheet and plate and extruded and drawn products, which are primarily used in aerospace / high strength, general engineering, automotive, and other industrial applications.
     The Company’s operations consist of the Fabricated Products segment and three business units, Secondary Aluminum, Hedging, and Corporate and Other. The Secondary Aluminum business unit sells value-added products, such as ingot and billet, produced at Anglesey, for which the Company receives a portion of a premium over normal commodity market prices. The Hedging business unit conducts hedging activities with respect to the Company’s exposure to primary aluminum prices. The Corporate and Other business unit provides general and administrative support for the Company’s operations. For purposes of segment reporting under US GAAP, the Company treats the Fabricated Products segment as a reportable segment and combines the three other business units, Secondary Aluminum, Hedging and the Corporate and Other into one category, which is referred to as All Other. All Other is not considered a reportable segment.
     The accounting policies of the Fabricated Products segment are the same as those described in Note 1. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.
     The following tables provide financial information by operating segment for each period or as of each period-end, as applicable:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Sales:
Fabricated Products	$338.8	$282.4	$661.4	$549.6
All Other[1]	—	—	—	0.3

Total net sales	$338.8	$282.4	$661.4	$549.9

Segment Operating Income (Loss):[2]
Fabricated Products [3,4,5]	$32.9	$32.2	$56.6	$54.3
All Other[5]	(17.5)	(28.2)	(20.7)	(35.5)

Total operating income	$15.4	$4.0	$35.9	$18.8
Interest expense	(4.4)	(3.5)	(8.9)	(3.5)
Other (expense) income, net	(3.4)	0.7	(1.7)	0.9

Income before income taxes	$7.6	$1.2	$25.3	$16.2

Depreciation and Amortization:
Fabricated Products	$6.3	$4.9	$12.4	$8.9
All Other	0.1	0.1	0.3	0.1

Total depreciation and amortization	$6.4	$5.0	$12.7	$9.0

Capital expenditures:
Fabricated Products	$7.9	$12.3	$14.1	$25.8
All Other	—	0.5	—	0.9

Total capital expenditures	$7.9	$12.8	$14.1	$26.7

Income Taxes Paid:
Fabricated Products —
United States	$0.7	$0.2	$0.8	$0.2
Canada	0.2	—	0.2	0.1

Total income taxes paid	$0.9	$0.2	$1.0	$0.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	June 30,	December 31,
	2011	2010
Segment assets:
Fabricated Products	$625.3	$496.7
All Other[6]	794.5	845.7

Total assets	$1,419.8	$1,342.4

[1]	Net sales in All Other in 2010 represent residual activity involving primary aluminum purchased by the Company from Anglesey while it continued its smelting operations, prior to September 30, 2009, and resold by the company in the first quarter of 2010. In connection with Anglesey’s new remelt operations beginning in the fourth quarter of 2009, the Company changed its basis of revenue recognition from gross to a net basis (see Note 1).

[2]	The Company periodically reassesses the methodologies used to allocate costs among the Company’s business units to assess segment profitability. Commencing the fourth quarter of 2010, the Company modified the allocation of incentive compensation expense relating to its LTI programs and certain STI Plans among its business units. All operating results prior to the fourth quarter of 2010 have been retrospectively adjusted for consistency with the modified cost allocation methodologies. These reclassifications among the Company’s business units had no impact on the Company’s segment or consolidated Net sales, or its consolidated operating income. As a result of the reclassifications, an additional $0.9 and $1.8 of charges relating to the Company’s LTI programs and certain STI Plans are reflected in the operating results of the Fabricated Products segment in the quarter and six months ended June 30, 2010, respectively.

[3]	Operating results in the Fabricated Products segment for the quarters ended June 30, 2011 and June 30, 2010 included LIFO inventory charges (benefits) of $5.0 and $(1.0), respectively. Operating results in the Fabricated Products segment for the six month periods ended June 30, 2011 and June 30, 2010 included LIFO inventory charges of $19.9 and $8.2, respectively.

[4]	Operating results in the Fabricated Products segment for the quarters ended June 30, 2011 and June 30, 2010 include environmental expenses of $0.3 and $0, respectively. Operating results in the Fabricated Products segment for the six month periods ended June 30, 2011 and June 30, 2010 include environmental expenses of $0.5 and $0.4, respectively.

Fabricated Products segment results for the quarter and six months ended June 30, 2011 include non-cash mark-to-market gains on natural gas, electricity and foreign currency hedging activities totaling $0.2 million and $1.4 million, respectively. Fabricated Products segment results for the quarter and six months ended June 30, 2010 include non-cash mark-to-market gains (losses) on natural gas and foreign currency hedging activities of $0.4 million and $(2.8) million, respectively. For further discussion regarding mark-to-market matters, see Note 11.

[5]	Operating results of the Fabricated Products segment and All Other include gains and losses on intercompany hedging activities related to metal. These amounts eliminate in consolidation. Internal hedging gains (losses) related to metal were $5.0 and $(1.3)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

for the quarters ended June 30, 2011 and June 30, 2010, respectively. Internal hedging gains (losses) related to metal were $9.3 and $(1.9) for the six months ended June 30, 2011 and June 30, 2010, respectively. All Other included such amounts as (losses) gains for the quarters and six month periods ended June 30, 2011 and June 30, 2010, respectively.

[6]	Assets in All Other primarily represent all of the Company’s cash and cash equivalents, derivative assets, net assets in respect of VEBAs and net deferred income tax assets.
15. Restructuring and Other Exit Activities
     During 2008 and 2009, the Company closed its Tulsa, Oklahoma facility and curtailed operations at its Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products. These restructuring efforts were substantially completed by the end of 2009, however, for the quarter and six months ended June 30, 2010, the Company incurred and recorded in its Fabricated Products segment $0.1 and $(0.5) of restructuring charge (benefit) relating to revisions of previously estimated employee termination costs relating to these restructuring efforts. Restructuring expenses for all subsequent periods included in this Report were immaterial. Remaining accrued restructuring liabilities at December 31, 2010 and June 30, 2011 were $0.4 million and $0.2 million, respectively, all of which were related to estimated employee-termination and other personnel costs.
16. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$5.1	$0.9

Income taxes paid	$1.0	$0.3

Supplemental disclosure of non-cash transactions:
Non-cash capital expenditures	$0.7	$1.8

17. Other (Expense) Income, Net
Other income consisted of the following, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income	$0.1	$—	$0.2	$—
Unrealized loss on financial derivatives[1]	(3.6)	0.9	(1.9)	0.9
All other, net	0.1	(0.2)	—	—

	$(3.4)	$0.7	$(1.7)	$0.9

[1]	See “Derivative Financial Instruments” in Note 1 for a discussion of accounting policy for such instruments.
18. Subsequent Events
     The Company has evaluated events subsequent to June 30, 2011, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements and that the following items represent subsequent events that merit disclosure herein:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
     Dividend Declaration. On July 14, 2011, the Company announced that its Board of Directors approved the declaration of a cash dividend of $0.24 per share on the Company’s outstanding common stock to be paid on August 15, 2011 to stockholders of record at the close of business on July 25, 2011.

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
     In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period, (i) are particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as fluctuations in underlying metal prices, energy prices, our stock price and currency exchange rates.
Overview
     We are a leading North American manufacturer of semi-fabricated specialty aluminum products for aerospace / high strength, general engineering, automotive, and other industrial applications. We also own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales.
     At June 30, 2011, we operated eleven focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market segment applications. Through these facilities, which comprise our Fabricated Products segment, we produced and shipped approximately 289.3 million pounds of semi-fabricated aluminum products which comprised effectively all of our total consolidated net sales of approximately $661.4 million during the six months ended June 30, 2011.

     We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal distributors. In our served markets, we believe that we are the supplier of choice to many of our customers, providing “Best in Class” customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of tools which include Lean Manufacturing, Six Sigma and Total Productive Manufacturing among others. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain, and deliver “Best in Class” customer service through consistent, on-time delivery of superior quality products on short lead times. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and our served markets to maximize the efficiency of product flow to our customers.
     A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that generally allow us to pass the underlying cost of metal onto customers, or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement onto customers, for some of our higher value-added products sold on a spot basis, our ability to change prices can lag, sometimes by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase as occurred in the first six months of 2011. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for the six month periods ended June 30, 2011 and June 30, 2010 were $1.16 and $0.97, respectively. The average LME transaction price per pound of primary aluminum for the quarters ended June 30, 2011 and June 30, 2010 were $1.18 and $0.95, respectively. At July 26, 2011, the LME transaction price per pound was $1.19.
     Our highly engineered products are manufactured to meet demanding requirements of aerospace and defense, general engineering, automotive and other industrial applications. We have focused our business on select end market segment applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with a broad product offering, “Best in Class” customer satisfaction and the ability to provide superior products through our KaiserSelect® product line. Our KaiserSelect® products are manufactured to deliver enhanced product characteristics with improved consistency, which results in better performance, lower waste, and, in many cases, lower cost for our customers.
     In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes and larger payloads, and a focus on fuel efficiency, have increased the demand for new and larger aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and increased use of monolithic design throughout the industry will continue to increase demand for our high strength aerospace plate. Monolithic design and construction utilize aluminum plate that is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds.
     Our products are also sold into defense end market segments. Ongoing deliveries of existing defense aircraft platforms and armor requirements for ground vehicles used in active military engagements continue to drive demand for our products, albeit on a declining basis. Longer term, we expect the production of the F-35, or Joint Strike Fighter, to also drive demand for our high strength products.
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
     We expect the 2011 North American automotive sector build rates to increase approximately 13% over 2010. Our automotive products typically have specific performance attributes in terms of machinability and mechanical properties and are used for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2008, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 5%, as automotive OEMs and their suppliers converted applications to aluminum to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
     Highlights of the quarter ended June 30, 2011 include:
•	Fabricated Products segment shipments of 145.2 million pounds, a 9% increase from the second quarter of 2010, resulting primarily from stronger demand across all end use applications;

•	Consolidated net income of $4.5 million and earnings per diluted share of $0.24, including pre-tax, non-cash mark-to-market losses on derivative positions of approximately $13.1 million;

•	Continued ramp-up of the new world class rod and bar extrusion facility in Kalamazoo, Michigan;

•	Combined cash balances and net borrowing availability under our revolving credit facility of approximately $250 million, with no borrowings under that facility as of June 30, 2011; and

•	Declaration of a regular dividend of $4.7 million, or $0.24 per common share, paid on May 13, 2011 to stockholders of record as of April 25, 2011.
Results of Operations
Consolidated Selected Operational and Financial Information
     The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices) for the quarters and six month periods ended June 30, 2011 and June 30, 2010. See “Segment and Business Unit Information” below for information regarding our reportable segment – Fabricated Products – and our other business units, which are aggregated and referred to herein as All Other.
     The following data should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere herein. See Note 14 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs):
Fabricated Products	145.2	132.7	289.3	260.6
All Other[1]	—	—	—	0.4

	145.2	132.7	289.3	261.0

Average Realized Third-Party Sales Price (per pound):
Fabricated Products[2]	$2.33	$2.13	$2.29	$2.11
All Other[1]	$—	$—	$—	$0.92

Net Sales:
Fabricated Products	$338.8	$282.4	$661.4	$549.6
All Other [1]	—	—	—	0.3

Total Net Sales	$338.8	$282.4	$661.4	$549.9

Segment Operating Income (Loss):[3]
Fabricated Products[4,5]	$32.9	$32.2	$56.6	$54.3
All Other[6]	(17.5)	(28.2)	(20.7)	(35.5)

Total Operating Income	$15.4	$4.0	$35.9	$18.8

Income tax provision	$(3.1)	$(1.1)	$(9.5)	$(7.3)

Net Income	$4.5	$0.1	$15.8	$8.9

Capital Expenditures	$7.9	$12.8	$14.1	$26.7

[1]	Shipments, averaged realized prices and net sales in All Other in 2010 represent residual activity involving primary aluminum purchased by us from Anglesey while it continued its smelting operations (prior to September 30, 2009) and resold by us in the first quarter of 2010.

[2]	Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability.

[3]	We periodically reassess the methodologies used to allocate costs among our business units to assess segment profitability. In the fourth quarter of 2010, we modified the allocation of incentive compensation expense relating to both our long-term incentive plans and certain short-term incentive plans to our business units. These reclassifications have no impact on our segment or consolidated Net sales, or our consolidated operating income. All interim period results of 2010 have been retrospectively adjusted for consistency with such cost allocation. As a result, an additional $0.9 million and $1.8 million of charges relating to our long-term incentive plans and certain short-term employee incentive plans are reflected in the operating results of the Fabricated Products segment in the quarter and six months ended June 30, 2010, respectively; accordingly, such costs have been excluded from the operating results of All Other for the corresponding periods.

[4]	Fabricated Products segment results for the quarter and six months ended June 30, 2011 include non-cash mark-to-market gains on natural gas, electricity and foreign currency hedging activities totaling $0.2 million and $1.4 million, respectively. Fabricated Products segment results for the quarter and six months ended June 30, 2010 include non-cash mark-to-market gains (losses) on natural gas and foreign currency hedging activities of $0.4 million and $(2.8) million, respectively. For further discussion regarding mark-to-market matters, see Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

[5]	Fabricated Products segment operating results for the quarter and six months ended June 30, 2011 include non-cash last-in, first-out (“LIFO”) inventory charges of $5.0 million and $19.9 million, respectively, and metal gains of approximately $6.0 million and $18.4 million, respectively. Fabricated Products segment operating results for the quarter and six months ended June 30, 2010 include LIFO inventory (benefit) charge of $(1.0) million and $8.2 million, respectively, and metal (losses) gains of approximately $(0.9) million and $7.3 million, respectively.

[6]	The changes in operating income in All Other were driven by the Corporate and Other and the Hedging business unit operating results. Included in the operating results of Corporate and Other were $2.2 million and $4.4 million of net periodic pension benefit income relating to certain voluntary employees’ beneficiary associations for the benefit of certain retirees, their surviving spouses and eligible dependents (the “VEBAs”) for the quarter and six months ended June 30, 2011, respectively, as compared to $0.5 million and $0.9 million of net periodic pension benefit expense for the quarter and six months ended June 30, 2010, respectively. In addition, for the quarter and six months ended June 30, 2011, non-cash mark-to-market losses on primary aluminum hedging activities were $9.7 million and $6.6 million, respectively, as compared to non-cash mark-to-market losses on primary aluminum of $19.4 million and $16.0 million for the quarter and six months ended June 30, 2010, respectively. For further discussion regarding mark-to-market matters, see “Derivatives” below and Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
     Summary. We reported net income of $4.5 million and $0.1 million in the quarters ended June 30, 2011 and June 30, 2010, respectively. We reported net income of $15.8 million and $8.9 million in the six month periods ended June 30, 2011 and June 30, 2010, respectively. Both quarters and six-month periods include a number of non-run-rate items that are more fully explained below.
     Net Sales. We reported Net sales in the quarter ended June 30, 2011 of $338.8 million compared to $282.4 million in the quarter ended June 30, 2010. Net sales in the six months ended June 30, 2011 were $661.4 million compared to $549.9 million in the six months ended June 30, 2010. As more fully discussed below, the increases in Net sales during both the quarter and six months ended June 30, 2011 were primarily due to an increase in underlying metal prices which we pass onto customers and an increase in Fabricated Products segment shipments. The average realized price per pound for Fabricated Products segment increased in both the quarter and six months ended June 30, 2011 compared to prior year periods as a result of higher underlying metal prices. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products segment firm price sales agreements limit our losses, as well as gains, from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items in the quarter ended June 30, 2011 totaled $300.0 million, or 89% of Net sales, compared to $255.9 million, or 91% of Net sales, in the quarter ended June 30, 2010. Cost of products sold, excluding depreciation, amortization and other items in the six months ended June 30, 2011 totaled $580.9 million, or 88% of Net sales, compared to $487.9 million, or 89% of Net sales, in the six months ended June 30, 2010. Included in Cost of products sold, excluding depreciation, amortization and other items were $9.5 million $19.0 million of unrealized mark-to-market losses on our derivative positions in the quarters ended June 30, 2011 and June 30, 2010, respectively. Unrealized mark-to-market losses on our derivative positions were $5.2 million and $18.8 million in the six month periods ended June 30, 2011 and June 30, 2010, respectively. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for the quarters and six month periods ended June 30, 2011 and June 30, 2010.
     Restructuring Costs and Other Charges. We recorded restructuring benefits of $0.5 million during the six months ended June 30, 2010. Such benefits consist primarily of revisions to previously estimated employee termination costs and were incurred and recorded in the Company’s Fabricated Products segment. Restructuring expenses in all subsequent periods included in this Report were immaterial. See Note 15 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for additional information regarding our 2008 and 2009 restructuring activities.
     Depreciation and Amortization. Depreciation and amortization in the quarter ended June 30, 2011 was $6.4 million compared to $5.0 million in the quarter ended June 30, 2010. Depreciation and amortization in the six months ended June 30, 2011 was $12.7 million compared to $9.0 million in the six months ended June 30, 2010. Depreciation and amortization expense increased primarily due to (i) bringing on-line certain production equipment relating to investment in our Kalamazoo, Michigan facility, (ii) additional depreciation expense relating to property, plant and equipment acquired in connection with the acquisitions of the Florence, Alabama facility and the Chandler, Arizona (Extrusion) facility, and (iii) amortization of intangible assets acquired in connection with the these acquisitions.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $17.3 million in the quarter ended June 30, 2011 compared to $15.4 million in the quarter ended June 30, 2010. The increase during the quarter ended June 30, 2011 was primarily due to (i) an increase in environmental expense of $2.2 million, (ii) an increase in selling and general administrative expenses of approximately $1.3 million primarily as a result of the acquisition of our Chandler, Arizona (Extrusion) facility effective January 1, 2011 and the acquisition of our Florence, Alabama facility on August 9, 2010 and (iii) an increase in research and development expense of approximately $0.6 million, partially offset by a $2.7 million decrease in periodic pension benefit expense with respect to the VEBAs.
     Selling, administrative, research and development, and general expense totaled $32.2 million in the six months ended June 30, 2011 compared to $32.7 million in the six months ended June 30, 2010. The decrease during the six months ended June 30, 2011 was primarily due to (i) a $5.3 million decrease in periodic pension benefit expense with respect to VEBAs, partially offset by (i) an increase in environmental expense of $2.2 million, (ii) an increase in selling expense of approximately $1.6 million primarily as a result of the acquisition of our Chandler, Arizona extrusion facility effective January 1, 2011 and the acquisition of our Florence, Alabama facility on August 9, 2010 and (iii) an increase in research and development expense of approximately $1.2 million.
     Interest Expense. Reported interest expense of $4.4 million and $8.9 million in the quarter and six months ended June 30, 2011, respectively, were primarily related to cash and non-cash interest expense incurred on our cash convertible notes (the “Notes”) and our revolving credit facility, net of $0.2 million and $0.4 million, respectively, of interest capitalization to Construction in progress. Reported interest expense of $3.5 million in both the quarter and the six months ended June 30, 2010 was primarily related to cash and non-cash interest expense incurred on the Notes and our revolving credit facility, net of $1.0 million and $1.9 million of interest costs capitalized as part of Construction in progress in the quarter and six months ended June 30, 2010, respectively.
     Other (Expense) Income, Net. Other (expense) income, net was $(3.4) million in the quarter ended June 30, 2011, compared to $0.7 million in the quarter ended June 30, 2010. Other (expense) income, net was $(1.7) million in the six months ended June 30, 2011, compared to $0.9 million in the six months ended June 30, 2010. The fluctuations in Other (expense) income, net for the quarters and six month periods ended were primarily driven by net unrealized mark-to-market changes on the derivative instruments relating to the Notes.
     Income Tax Provision. The income tax provision in the six months ended June 30, 2011 was $9.5 million, reflecting an effective tax rate of 37.5%. The difference between the effective tax rate and the projected blended statutory tax rate in this period was primarily the result of a decrease in the valuation allowance due to a change in tax law in the State of Illinois of $0.8 million, resulting in a 3.2% decrease in the effective tax rate, partially offset by (i) an increase in unrecognized tax benefits, including interest and penalties, of $0.6 million resulting in a 2.4% increase in the effective tax rate and (ii) the impact of a non-deductible compensation expense of $0.2 million, resulting in a 0.6% increase in the effective tax rate.
     The income tax provision for the six months ended June 30, 2010 was $7.3 million, reflecting an effective tax rate of 45.1%. The difference between the effective tax rate and the projected blended statutory tax rate for this period was primarily related to unrecognized tax benefits, including interest and penalties of $0.8 million, resulting in a 5.0% increase in the effective tax rate, as well as the impact of non-deductible compensation expense of $0.5 million, resulting in a 2.8% increase in the effective tax rate.

Derivatives
     From time-to-time, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes, and (iii) foreign currency requirements with respect to our foreign subsidiaries, investment, and cash commitments for equipment purchases. In March 2010, in connection with the issuance of the Notes, we purchased cash-settled call options (the “Call Options”) relating to our common stock to limit our exposure to the cash conversion feature of the Notes (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).
     We may modify the terms of our derivative contracts based on operational needs or financing objectives. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contracts, significant unrealized, non-cash gains and losses may be recorded in the income statement (see Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset through the management of counterparty credit lines, the utilization of options as part of our hedging activities, or both. We regularly review the creditworthiness of our derivative counterparties and do not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
     The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, was $(5.7) million and $0.7 million, respectively. The decrease in the aggregate fair value during the six months ended June 30, 2011 was primarily due to (i) settlements of primary aluminum derivative positions, (ii) a net decrease in the fair values of derivatives related to the Notes as a result of increase in our stock price and (iii) fluctuations in underlying primary aluminum and gas prices. Changes in the fair value of our derivative contracts that relate to operational hedging activities are reflected in operating income (see Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Such changes in the fair value of these contracts resulted in the recognition of a $5.2 million unrealized mark-to-market loss during the six months ended June 30, 2011. We consider this loss to be a non-run-rate item.
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
     The fair values of financial assets and liabilities are measured on a recurring basis. We have elected not to carry all financial assets and liabilities at fair value, other than as required by United States generally accepted accounting principles (“US GAAP”). Financial assets and liabilities that we carry at fair value, as required by US GAAP, include (i) our derivative instruments, (ii) the plan assets of the VEBAs and our Canadian defined benefit pension plan, and (iii) available for sale securities, consisting of the investments related to our deferred compensation plan.
     The majority of our non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability.
     Below is a discussion of the fair value inputs to our material financial assets and liabilities measured and carried at fair value:
     Commodity, Energy, Electricity and Foreign Currency Hedges — The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy (see Note 12 of Notes to Interim Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Report). We, however, have some derivative contracts that do not have observable market quotes. For these financial instruments, we use significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     Cash Conversion Feature of the Notes and Call Options — The value of the cash conversion feature of the Notes is measured as the difference between the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes were valued based on the trading price of the Notes at each period-end. The fair value of the Notes without the cash conversion feature is the present value of the series of the remaining fixed income cash flows under the Notes with a mandatory redemption in 2015. The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model include our stock price, risk-free rate, credit spread, dividend yield, expected volatility of our stock price, and probability of certain corporate events, all of which are observable inputs by market participants. The fluctuations in the fair values of the Call Options and the Notes are primarily due to the changes in our stock price. See Note 12 of Notes to Interim Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Report for significant assumptions used in these valuations.
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
Segment and Business Unit Information
     For the purposes of segment reporting under US GAAP, we have one reportable segment, Fabricated Products. We also have three other business units which we combine into All Other. The Fabricated Products segment, which is made up of our production facilities, sells value-added products such as heat treat sheet and plate and extruded rod, bar, wire, and tube products primarily used in aerospace / high strength, general engineering, automotive and other industrial end market segment applications, which we categorize herein as Aero/HS Products, GE Products, Automotive Extrusions and Other Products, respectively. All Other consists of Secondary Aluminum, Hedging and Corporate and Other business units. The Secondary Aluminum business unit sells value-added products such as ingot and billet produced by Anglesey and receives a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities in respect of our exposure to primary aluminum prices. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment. The accounting policies of the segment and business units are the same as those described in Note 1 of Notes to Interim Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Report. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
Fabricated Products
     The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Shipments (mm lbs)	145.2	132.7	289.3	260.6

Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$1.23	$1.02	$1.20	$1.02
Average realized third-party value-added revenue	$1.10	$1.11	$1.09	$1.09

Average realized third-party sales price	$2.33	$2.13	$2.29	$2.11

Net sales	$338.8	$282.4	$661.4	$549.6
Segment Operating Income	$32.9	$32.2	$56.6	$54.3
     The table below provides shipment and value-added revenue information (in millions of dollars except shipments and value-added revenue per pound) for each of the primary end-market segment applications of our Fabricated Products segment, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Shipments (mm lbs):
Aero/HS Products	45.0	42.0	90.8	79.6
GE Products	59.8	56.4	121.0	116.0
Automotive Extrusions	16.4	13.5	32.5	26.0
Other Products	24.0	20.8	45.0	39.0

	145.2	132.7	289.3	260.6

Value-added revenue:[1]
Aero/HS Products	$88.1	$78.5	$176.5	$148.6
GE Products	46.3	46.3	92.0	92.2
Automotive Extrusions	13.6	11.5	26.7	21.8
Other Products	11.8	11.3	21.1	22.2

	$159.8	$147.6	$316.3	$284.8

Value-added revenue per pound:
Aero/HS Products	$1.96	$1.87	$1.94	$1.87
GE Products	0.77	0.82	0.76	0.79
Automotive Extrusions	0.83	0.86	0.82	0.84
Other Products	0.49	0.54	0.47	0.57

	$1.10	$1.11	$1.09	$1.09

[1]	Value-added revenue represents net sales less hedged cost of alloyed metal.
     For the quarter ended June 30, 2011, Net sales of fabricated products increased by 20% to $338.8 million, as compared to the quarter ended June 30, 2010, due primarily to a 21% increase in underlying metal prices that we pass onto customers and a 9% increase in shipments. The increase in shipments was comprised of (i) a 7% increase in Aero/HS Products shipments primarily due to the acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility, (ii) a 21% increase in Automotive Extrusion shipments as we saw new aluminum automotive extrusion programs using our products ramp up, and (iii) moderate increases in shipments and mix shifts among our Other Products. Average realized third-party sales price increased, primarily reflecting higher underlying hedged, alloyed metal prices passed through to customers.
     For the six months ended June 30, 2011, Net sales of fabricated products increased by 20% to $661.4 million, as compared to Net sales of fabricated products for the six months ended June 30, 2010, due primarily to an 18% increase in underlying metal prices that we pass onto customers and an 11% increase in shipments. The increase in shipments reflected improved economic conditions and stronger demand for all of our products as well as the acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility. Shipments of Aero/HS Products were 14% higher in 2011. Shipments of Automotive Extrusions increased 25% over the prior year as we saw new aluminum automotive extrusion programs using our products ramp up as well as an increase in existing programs due to the increase in North American automotive build rates. Average realized third-party sales price increased, primarily reflecting higher underlying hedged, alloyed metal prices passed through to customers.
     Operating income in the Fabricated Products segment included several large non-run-rate items in each of the periods presented below, as follows (amounts are in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating income	$32.9	$32.2	$56.6	$54.3
Impact to operating income of non-run-rate items:
Metal gains (losses) (before considering LIFO)	6.0	(0.9)	18.4	7.3
Non-cash LIFO (charges) benefits	(5.0)	1.0	(19.9)	(8.2)
Mark-to-market gains (losses) on derivative instruments	0.2	0.4	1.4	(2.8)
Restructuring (charges) benefits	—	(0.1)	—	0.5
Impairment on held for sale assets	—	(1.9)	—	(1.9)
Environmental expenses	(0.3)	—	(0.5)	(0.4)

Operating non-run-rate items	0.9	(1.5)	(0.6)	(5.5)
Operating income excluding non-run-rate items	$32.0	$33.7	$57.2	$59.8

     As noted above, operating income excluding identified non-run-rate items for the quarter ended June 30, 2011 was $1.7 million lower than operating income excluding such items for the quarter ended June 30, 2010. Operating income excluding identified non-run-rate items for the six months ended June 30, 2011 was $2.6 million lower than operating income excluding such items for the six months ended June 30, 2010. During the quarter ended June 30, 2011 we reevaluated our period-to-period cost measures to better describe the change in operating income excluding non-run-rate items. Such changes from period-to-period are reflected below:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2011 vs. 2010	2011 vs. 2010
	Favorable/(Unfavorable)	Favorable/(Unfavorable)
Sales impact	$5.5	$12.0
Manufacturing inefficiency	(0.6)	(3.4)
Depreciation expense	(1.4)	(3.6)
Energy-related costs	(2.1)	(1.7)

Selling, general administrative and research and development expense	(1.6)	(3.3)
Planned major maintenance	(0.4)	(1.0)
Other	(1.1)	(1.6)

Total	$(1.7)	$(2.6)

     The sales impact was due to higher overall shipments of virtually all products, including additional shipments from the newly acquired Chandler, Arizona (Extrusion) and Florence, Alabama facilities. Higher Selling, general, administrative and research and development costs as compared to the 2010 periods were associated with the support of anticipated higher volume of business activity.
     Segment operating results for the quarters and six month periods ended June 30, 2011 and June 30, 2010 include gains (losses) on intercompany hedging activities with the Hedging business unit. For the quarters ended June 30, 2011 and June 30, 2010, such amounts included gains (losses) totaling $5.0 million and $(1.3) million, respectively. For the six month periods ended June 30, 2011 and June 30, 2010, such amounts included gains (losses) totaling $9.3 million and $(1.9) million, respectively. These intercompany amounts eliminate in consolidation.
Outlook
     We remain optimistic about the long-term prospects for aerospace and high strength applications driven by increasing build rates, larger airframes, and monolithic design. We have continued to gain visibility and clarification of airframe manufacturers’ positions regarding plate inventory and have seen a shift in focus from destocking initiatives to an emphasis on supply chain readiness as production levels for all aircraft platforms ramp up in 2012 and beyond. We are well positioned to meet this growing demand. Our aerospace order book for the second half of 2011 is strong and we expect this strength to continue in 2012 as we continue to gain greater visibility to customer order requirements.
     Our general engineering and automotive applications continue to experience slowly improving underlying demand and growth in new aluminum extrusion automotive programs. We expect that normal seasonal weakness for these applications will negatively impact shipments in the second half of 2011.
     Overall, we expect that value added revenue in the second half of 2011 will be similar to the first half, as the strong order book for aerospace applications is expected to offset the typical seasonal weakness we experience in the second half of the year. We also expect that our profitability (excluding non-run-rate items) will continue to benefit from improved pricing to recover higher contained metal costs and from improving operating efficiencies at the Kalamazoo and other facilities. These benefits will be partially offset by higher major maintenance expenses in the second half of 2011.
     Looking longer term, we are well positioned in attractive, growing markets and, with improving demand and the benefit from our organic and acquisition investments, our long-term earnings potential remains strong. As evidenced by the recently announced expansion of our aerospace extrusion capacity at the Chandler, Arizona (Extrusion) facility, we continue to have additional opportunities for growth. We anticipate capital spending will be approximately $35 million to $45 million in 2011 and will remain at this level in the near term. In addition, we will continue to consider complementary acquisitions consistent with the Alexco and Nichols Wire transactions we completed within the past year.

All Other
     Secondary Aluminum. We own a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Anglesey produces value-added secondary aluminum ingot and billet and sells 49% of its output to us. We in turn sell the secondary aluminum products to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we in substance act as an agent in connection with sales of secondary aluminum produced by Anglesey, our sales of such secondary aluminum are presented net of the cost of sales. Accordingly, net sales and operating income in the quarter and six months ended June 30, 2011 were all zero. Shipments, net sales and operating income for the quarter and six months ended June 30, 2010 were 0.4 (in mm lbs), $0.3 million, and $0.1 million, respectively, representing residual activity of primary aluminum purchased from Anglesey while it operated as a smelter (prior to September 30, 2009) and resold by us in the first quarter of 2010.
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
     The table below provides a detail of operating (loss) income (in millions of dollars) from our Hedging business unit for each of the periods presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Internal hedging with Fabricated Products[1,2]	$(5.0)	$1.3	$(9.3)	$1.9
Derivative settlements — External metal hedging [2]	5.8	(1.0)	10.3	(1.7)
Market-to-market on derivative instruments[2,3]	(9.7)	(19.4)	(6.6)	(16.0)

	$(8.9)	$(19.1)	$(5.6)	$(15.8)

[1]	Eliminates in consolidation.

[2]	Impacted by positions and market prices.

[3]	Represents unrealized mark to market loss on metal derivative instruments, which we consider to be non-run-rate.
     Corporate and Other Activities. Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items for each of the periods presented (amounts are in millions of dollars):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating expense	$(8.6)	$(9.1)	$(15.1)	$(19.8)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income (expense)	2.2	(0.5)	4.4	(0.9)
Environmental expense	(2.2)	—	(2.2)	—
Other operating benefits (charges)	0.3	(0.1)	0.3	(0.1)

Operating non-run-rate items	0.3	(0.6)	2.5	(1.0)

Operating expense excluding non-run-rate items	$(8.9)	$(8.5)	$(17.6)	$(18.8)

     Corporate operating expenses excluding non-run-rate items for the quarter ended June 30, 2011 were $0.4 million higher than such expenses for the comparable period in 2010. The increase primarily reflects (i) higher worker’s compensation expense of $0.3 million due to changes in estimated incurred but not reported expenses and (ii) higher professional and other general administrative expenses of $0.2 million, partially offset by lower employee compensation expense of $0.2 million relating to our incentive programs.
     Corporate operating expenses excluding non-run-rate items for the six months ended June 30, 2011 were $1.2 million lower than such expenses for the comparable period in 2010. The decrease primarily reflects (i) a $1.2 million decrease in employee compensation expense relating to our long-term and short-term incentive programs and other benefit programs and (ii) higher worker’s compensation expense of $0.7 million in the first quarter of 2010 relating to historical workers’ compensation cases due to changes in estimated incurred but not reported expenses, partially offset by higher professional fees of $0.5 million in the six months ended June 30, 2011.
Liquidity and Capital Resources
Summary
     Cash and cash equivalents were $59.8 million at June 30, 2011, down from $135.6 million at December 31, 2010. The decrease in cash is primarily driven by $83.2 million of cash consideration paid to purchase the Chandler, Arizona (Extrusion) facility effective January 1, 2011. Cash equivalents consist primarily of money market accounts, investments with an original maturity of three months or less when purchased, and other highly liquid investments. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. We have not experienced losses on our temporary cash investments.
     In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. Short-term restricted cash, which is included in Prepaid expenses and other current assets, totaled $7.9 million at June 30, 2011 and $0.9 million at December 31, 2010. Long-term restricted cash, which is included in Other Assets, was $9.4 million at June 30, 2011 and $16.3 at December 31, 2010. The $6.9 million increase in short-term restricted cash and the corresponding decrease in long-term restricted cash during the six months ended June 30, 2011 resulted from a reclassification based on the anticipated release to us, within the next 12 months from the date of reclassification, of funds held in a trust account. Once the funds are released to us, such amount will be reclassified from short-term restricted cash to cash and cash equivalents.
     There were no borrowings under our revolving credit facility during the first half of 2011, or as of June 30, 2011 or December 31, 2010.
Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in millions of dollars):

	Six Months Ended
	June 30,
	2011	2010
Total cash provided by (used in):
Operating activities:
Fabricated Products	$56.3	$53.5
All Other	(23.4)	(14.9)

Total cash flow from operating activities	$32.9	$38.6

Investing activities:
Fabricated Products	$(97.3)	$(25.8)
All Other	(0.3)	(4.2)

Total cash flow from investing activities	$(97.6)	$(30.0)

Financing activities:
Fabricated Products	$(0.6)	$—
All Other	(10.5)	95.5

Total cash flow from financing activities	$(11.1)	$95.5

Operating Activities
     Fabricated Products — For the six months ended June 30, 2011, Fabricated Products segment operating activities provided $56.3 million of cash. Cash provided in the six months ended June 30, 2011 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $69.7 million and an increase in accounts payable of $24.6 million, partially offset by an increase in accounts receivable of $26.6 million, an increase in inventory of $5.7 million and a decrease in other accrued liabilities of $3.3 million.
     Fabricated Products segment operating activities provided $53.5 million of cash during the six months ended June 30, 2010. Cash provided during the six months ended June 30, 2010 consists primarily of operating income excluding non-run-rate items, depreciation and amortization of $68.7 million, an increase in accounts payable of $8.2 million and cash flows from significant changes in long-term assets and liabilities of $13.0 million (which primarily represents cash received during the period from customers in advance of periods for which performance is completed). The foregoing cash inflows were partially offset by an increase in inventory of $22.8 million and an increase in accounts receivables of $9.2 million.
     All Other — Cash used in operations in All Other is comprised of (i) cash flows from Anglesey-related operating activities, (ii) cash flows from hedging activities, and (iii) cash used in corporate and other activities.
     Corporate and other operating activities used $25.6 million and $22.5 million of cash during the six month periods ended June 30, 2011 and June 30, 2010, respectively. Cash outflow from Corporate and other operating activities in the six months ended June 30, 2011 consisted primarily of payments relating to (i) general and administrative costs of $14.1 million, (ii) annual contributions to the VEBAs totaling $2.2 million, (iii) our short-term incentive program in the amount of $1.9 million and (iv) interest on our Notes and revolving credit facilities of $4.7 million. Cash outflow from Corporate and other operating activities in the six months ended June 30, 2010 consisted primarily of payments relating to (i) general and administrative costs of $14.4 million, (ii) $2.8 million of annual VEBA contributions and (iii) $2.7 million relating to our short-term incentive program.
     Anglesey-related activities provided $4.0 million of cash for the six months ended June 30, 2011, while Anglesey-related activities provided $7.2 million of cash for the six months ended June 30, 2010. Operating cash flows were primarily related to changes in working capital in both periods.
     Hedging-related activities used $1.8 million and provided $0.4 million of cash during the six month periods ended June 30, 2011 and June 30, 2010, respectively. Cash flows in our Hedging business unit are related to internal hedging gains and losses as well as realized external hedging gains and losses on our derivative positions and are affected by the timing of settlement of such positions.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products during the six months ended June 30, 2011 was $97.3 million, compared to $25.8 million of cash used during the six months ended June 30, 2010. Cash used during the six months ended June 30, 2011 reflects $83.2 million used for the acquisition of our Chandler, Arizona (Extrusion) facility and $14.1 million used for capital expenditures. Cash used in investing activities during the six months ended June 30, 2010 was primarily related to capital expenditures. See “Capital Expenditures and Investments” below for additional information.
     All Other — Cash used in investing activities during the six months ended June 30, 2011 in All Other represents the purchase of available for sale securities in connection with our deferred compensation plan. Cash used in investing activities during the six months ended June 30, 2010 in All Other is comprised of (i) $0.9 million of capital expenditures, (ii) $4.4 million used to purchase available for sale securities in connection with our deferred compensation plan, partially offset by (iii) the return of $1.1 million of restricted cash to us relating to workers’ compensation deposits.

Financing Activities
     Fabricated Products — Cash used in financing activities for Fabricated Products during the six months ended June 30, 2011 was $0.6 million, relating primarily to principal payments in respect of the note issued by us in connection with the acquisition of our Florence, Alabama facility.
     All Other — Cash used in financing activities during the six months ended June 30, 2011 was $10.5 million, representing $9.4 million of cash dividends paid to our stockholders and holders of restricted stock and dividend equivalents paid to holders of restricted stock units and performance shares and $1.1 million of cash used to repurchase our common stock in connection with the payment of withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares. See “Repurchases of Common Stock” below and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Report
     Cash provided by financing activities during the six months ended June 30, 2010 was $95.5 million. The cash inflow consists primarily of proceeds generated from the issuance of the Notes and related transactions. We received $169.2 million of net proceeds from the sale of the Notes after deducting the initial purchasers’ discounts and transaction fees and fees and expenses of $5.8 million. In connection with the issuance of the Notes, we paid $31.4 million to several financial institutions (the “Option Counterparties”) to purchase the Call Options, and received $14.3 million for issuing net-share-settled warrants. In addition, we used $44.2 million of the net proceeds from the Notes to repurchase approximately 1.2 million shares of our common stock. In addition to the financing transactions relating to the Notes, we also paid $9.6 million in cash dividends and dividend equivalents to our stockholders and holders of our restricted stock, restricted stock units and performance shares during the six months ended June 30, 2010.
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
     We had $200.0 million in borrowing availability under the revolving credit facility at June 30, 2011 based on the borrowing base determination then in effect. As of June 30, 2011, there were no borrowings under this facility, and $8.5 million was being used to support outstanding letters of credit, leaving $191.5 million of net borrowing availability. The interest rate applicable to any overnight borrowings under the revolving credit facility would have been 5.25% at June 30, 2011.
     We had $200.0 million in borrowing availability under the revolving credit facility at July 26, 2011 based on the borrowing base determination then in effect. As of July 26, 2011, there were no borrowings under this facility, and $8.5 million was being used to support outstanding letters of credit, leaving $191.5 million of net borrowing availability.
     Amounts owed under the revolving credit facility may be accelerated upon the occurrence of various events of default, including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth in the revolving credit facility. The revolving credit facility places limitations on the ability of us and certain of our subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, we are required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1 : 1 if borrowing availability under the revolving credit facility is less than $30 million.

     At June 30, 2011, we were in compliance with all covenants contained in the revolving credit facility. We do not believe that these covenants are reasonably likely to limit our ability to raise additional debt or equity, should we choose to do so during the next 12 months. Additionally, we believe it is unlikely that we will trigger the $30 million liquidity threshold noted above during the next 12 months.
Debt
     Mandatory principal payments on the outstanding borrowings under the Notes and promissory notes at June 30, 2011, excluding the discount and assuming no early conversions of the Notes, are as follows for each of the periods ending December 31 (see Note 3 and Note 4 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further details of the Notes and the promissory notes):

		Payments Due by Period
						2015 and
	Total	2011	2012	2013	2014	Thereafter
Convertible notes principal	$175.0	$—	$—	$—	$—	$175.0
Nichols promissory note principal	5.4	0.7	1.3	1.3	1.3	0.8
LA promissory note principal	7.0	—	3.5	3.5	—	—

Total	$187.4	$0.7	$4.8	$4.8	$1.3	$175.8

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
     As of June 30, 2011, the Notes were not convertible. We do not expect the Notes to be converted by investors prior to the first quarter of 2015 (if at all). See Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for information on the circumstances in which the Notes will become convertible prior to January 1, 2015.
Capital Expenditures and Investments
     A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. Capital spending during the six months ended June 30, 2011 was spread among most of our manufacturing locations on projects expected to reduce operating costs, improve product quality, increase capacity and/or enhance operational security. Total capital expenditures and investments for Fabricated Products are currently expected to be in the $35 million to $45 million range for all of 2011 and are expected to be funded using cash generated from operations, available cash and cash equivalents, borrowings under the revolving credit facility and/or other third-party financing arrangements.
     The level of anticipated capital expenditures for future periods may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
     Effective January 1, 2011, we acquired the Chandler, Arizona (Extrusion) facility, which manufacturers hard alloy extrusions for the aerospace industry. We paid net cash consideration of $83.2 million (which was net of $4.9 million cash received in the acquisition) with existing cash on hand, and assumed certain liabilities totaling approximately $1.0 million. The acquisition positions us in a significant end market segment that provides a natural complement to our offerings of sheet, plate, cold finish and drawn tube products for aerospace applications in our Fabricated Products segment. See Note 5 of Notes to Interim Consolidated Financial Statements included in Part I, Item. 1. “Financial Statements” of this Report for information about the assets acquired and liabilities assumed in connection with this transaction.
Dividends
     During the six month periods ended June 30, 2011 and June 30, 2010, we paid a total of $9.4 million and $9.6 million, or $0.48 per common share in both periods, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to holders of certain restricted stock units and performance shares.

     On July 14, 2011, we announced that our Board of Directors approved the declaration of a cash dividend of $0.24 per share on our common stock to be paid on August 15, 2011 to stockholders of record at the close of business on July 25, 2011.
     The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition, anticipated cash requirements and ability to satisfy conditions contained in our revolving credit facility. We can give no assurance that dividends will be declared and paid in the future.
Repurchases of Common Stock
     Our Board of Directors approved a program for the repurchase of up to $75.0 million of our common shares to occur in open-market or privately negotiated transactions, at such times and prices as management deems appropriate, to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. As of June 30, 2011, $46.9 million remained available under this repurchase authorization.
     During the first quarter of 2010, in connection with the issuance of the Notes, and pursuant to a separate authorization from our Board of Directors, we repurchased approximately 1.2 million shares of our outstanding common stock for $44.2 million, in privately negotiated, off-market transactions.
     Under our Amended and Restated 2006 Equity and Performance Incentive Plan, participants may elect to have us withhold common shares to satisfy statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are cancelled by us on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During the six months ended June 30, 2011, we withheld 23,078 shares of common stock to satisfy employee tax withholding obligations. The withholding of common shares by us on the vesting date could be deemed a purchase of the common shares.
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
     During the third quarter of 2010, we increased our environmental accruals in connection with our submission of a draft feasibility study to the Washington State Department of Ecology on September 8, 2010. The draft feasibility study included recommendations for a range of remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington, which may be implemented over the next 30 years. During the first half of 2011, we continued to work with the Washington State Department of Ecology to revise the draft feasibility study and to determine viable remedial approaches. As of June 30, 2011, no agreement with the Washington State Department of Ecology had been reached on the final remediation approach. The draft feasibility study is still subject to further reviews, public comment and regulatory approvals before the final consent decree is issued. We expect the consent decree to be issued in 2012.
     During the quarter ended June 30, 2011, we recorded environmental expense of $2.5 million due primarily to developments with respect to certain historical environmental matters at certain non-operating locations owned by us. At June 30, 2011, our environmental accrual of $21.8 million represented the low end of the range of incremental cost estimates based on proposed alternatives in the draft feasibility study relating to our Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by us. We expect that these remediation actions will be taken over the next 30 years and estimate that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $0.5 million in 2011, $1.0 million in 2012, $4.0 million in 2013, $0.8 million in 2014, $0.8 million in 2015 and $14.7 million in years thereafter through the balance of the 30-year period.
     As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $21.6 million over the next 30 years. It is reasonably possible that our recorded estimate of our obligation may change in the next 12 months.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
     During the six months ended June 30, 2011, we granted additional stock-based awards to certain members of management and our non-employee directors, under our stock-based long term incentive plan (see Note 9 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
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
Available Information
     Our website is located at www.kaiseraluminum.com. The website includes a section for investor relations under which we provide notifications of news or announcements regarding our financial performance, including Securities and Exchange Commission (the “SEC”) filings, investor events, and press and earnings releases. In addition, all Kaiser Aluminum Corporation filings submitted to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on form 8-K, and Proxy Statements for our annual meeting of stockholders, as well as other Kaiser Aluminum Corporation reports and statements, are available on the SEC’s web site at www.sec.gov. Such filings are also available for download free of charge on our website. In addition, we provide and archive on our website webcasts of our quarterly earnings calls and certain events in which management participates or hosts with members of the investment community, and related investor presentations. The contents of the website are not intended to be incorporated by reference into this Report or any other report or document filed by us, and any reference to the websites are intended to be inactive textual references only.

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
     Total fabricated products shipments during the six month periods ended June 30, 2011 and June 30, 2010 for which we had price risk were (in millions of pounds) 61.1 and 47.8, respectively. At June 30, 2011, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2011, 2012 and 2013 and thereafter totaling approximately (in millions of pounds) 81.1, 15.3, and 0.4, respectively.
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
     We, from time-to-time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of June 30, 2011, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 93%, 74% and 32% of the expected natural gas purchases for the remainder of 2011, 2012 and 2013, respectively.
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
PART II – OTHER INFOMRATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table provides information regarding our repurchases of our common shares during the quarter ended June 30, 2011:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares that
			Purchased	May Yet Be
			as Part of	Purchased
	Total Number		Publicly	Under the
	of Shares	Average Price	Announced	Program
	Purchased[1]	per Share	Programs[2]	(millions)[2]
April 1, 2011 - April 30, 2011	—	—	—	—
May 1, 2011 - May 31, 2011	—	—	—	—
June 1, 2011 - June 30, 2011	216	$49.63	—	$46.9

Total	216	$49.63	—	$46.9

[1]	Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended June 30, 2011, we withheld 216 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and cancelled by us on the applicable vesting dates or dates on which income was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]	In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases were not authorized to commence until after July 6, 2008. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified, extended, or terminated by the Company’s Board of Directors at any time.
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

Date: August 2, 2011

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