Form 10-Q
period 2011-09-30
KAISER ALUMINUM CORP
filed 2011-10-27
CIK 811596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of October 24, 2011, there were 19,294,649 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited) (In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23.6	$135.6
Receivables:
Trade, less allowance for doubtful receivables of $0.7 at September 30, 2011 and $0.6 at December 31, 2010	129.1	83.0
Other	1.9	5.2
Inventories	194.6	167.5
Prepaid expenses and other current assets	58.9	80.1
Total current assets	408.1	471.4
Property, plant, and equipment – net	363.8	354.1
Net asset in respect of VEBAs	267.8	195.7
Deferred tax assets – net	201.8	231.1
Intangible assets – net	37.8	4.0
Goodwill	37.2	3.1
Other assets	64.8	83.0
Total	$1,381.3	$1,342.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62.3	$50.8
Accrued salaries, wages, and related expenses	28.5	31.1
Other accrued liabilities	41.0	42.0
Payable to affiliate	20.4	17.1
Current portion of secured debt and credit facilities	1.3	1.3
Total current liabilities	153.5	142.3
Long-term liabilities	115.7	134.7
Cash convertible senior notes	146.3	141.4
Long-term secured debt and credit facilities	3.7	11.8
Total liabilities	419.2	430.2
Commitments and contingencies – Note 10
Stockholders’ equity:
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2011 and at December 31, 2010; 19,291,721 shares issued and outstanding at September 30, 2011 and 19,214,451 shares issued and outstanding at December 31, 2010	0.2	0.2
Additional capital	999.1	987.1
Retained earnings	86.2	80.1
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 2,202,495 shares at September 30, 2011 and 3,523,980 shares at December 31, 2010	(52.9)	(84.6)
Treasury stock, at cost, 1,724,606 shares at September 30, 2011 and December 31, 2010	(72.3)	(72.3)
Accumulated other comprehensive income	1.8	1.7
Total stockholders’ equity	962.1	912.2
Total	$1,381.3	$1,342.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$322.3	$263.4	$983.7	$813.3
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	297.7	229.3	878.6	717.2
Restructuring benefits	(0.3)	(0.4)	(0.3)	(0.9)
Depreciation and amortization	6.2	4.8	18.9	13.8
Selling, administrative, research and development, and general	13.1	16.5	45.3	49.2
Other operating charges (benefits), net	0.1	—	(0.2)	2.0
Total costs and expenses	316.8	250.2	942.3	781.3
Operating income	5.5	13.2	41.4	32.0
Other (expense) income:
Interest expense	(4.3)	(3.7)	(13.2)	(7.2)
Other income (expense), net	3.9	(3.6)	2.2	(2.7)
Income before income taxes	5.1	5.9	30.4	22.1
Income tax provision	(0.7)	(0.4)	(10.2)	(7.7)
Net income	$4.4	$5.5	$20.2	$14.4
Earnings per share, Basic – Notes 1 and 13
Net income per share	$0.23	$0.29	$1.06	$0.74
Earnings per share, Diluted – Notes 1 and 13
Net income per share	$0.23	$0.29	$1.06	$0.74
Weighted-average number of common shares outstanding (000):
Basic	18,999	18,941	18,971	19,499
Diluted	18,999	18,941	18,971	19,499

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Common Stock Owned by Union VEBA Subject to Transfer Restriction	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
				(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2010	19,214,451	$0.2	$987.1	$80.1	$(84.6)	$(72.3)	$1.7	$912.2
Net income	—	—	—	20.2	—	—	—	20.2
Net actuarial loss arising during the period, net of tax of $0	—	—	—	—	—	—	(0.1)	(0.1)
Unrealized loss on available for sale securities, net of tax of $0	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	0.5	0.5
Comprehensive income	—	—	—	—	—	—	—	20.3
Sale of Union VEBA shares by the Union VEBA, net of tax of $24.7	—	—	9.1	—	31.7	—	—	40.8
Issuance of non-vested shares to employees	83,066	—	—	—	—	—	—	—
Issuance of common shares to directors	3,750	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	13,899	—	—	—	—	—	—	—
Repurchase of common stock to cover employees’ tax withholdings upon vesting of non-vested shares	(23,445)	—	(1.1)	—	—	—	—	(1.1)
Cash dividends on common stock ($0.72 per share)	—	—	—	(14.1)	—	—	—	(14.1)
Amortization of unearned equity compensation	—	—	3.8	—	—	—	—	3.8
BALANCE, September 30, 2011	19,291,721	$0.2	$999.1	$86.2	$(52.9)	$(72.3)	$1.8	$962.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited) (In millions of dollars)
Cash flows from operating activities:
Net income	$20.2	$14.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	17.3	13.8
Amortization of definite-lived intangible assets	1.6	0.1
Amortization of debt discount and debt issuance costs	5.6	3.0
Deferred income taxes	10.8	7.5
Non-cash equity compensation	4.0	4.1
Net non-cash LIFO charges	12.8	6.2
Non-cash unrealized losses on derivative positions	19.8	7.1
Amortization of option premiums (received) paid, net	(0.9)	1.0
Non-cash impairment charges	—	1.9
Losses on disposition of property, plant and equipment	0.1	0.1
Non-cash changes in net periodic benefit (income) costs relating to the VEBAs[1]	(6.5)	1.3
Other non-cash changes in assets and liabilities	0.1	(0.9)
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(39.2)	(8.4)
Receivable from affiliate	—	0.2
Inventories (excluding LIFO charges)	(33.3)	(31.8)
Prepaid expenses and other current assets	(2.0)	2.6
Accounts payable	12.5	3.2
Accrued liabilities	0.3	1.5
Payable to affiliate	3.3	11.0
Long-term assets and liabilities, net	(5.7)	27.4
Net cash provided by operating activities	20.8	65.3
Cash flows from investing activities:
Capital expenditures	(22.9)	(34.9)
Purchase of available for sale securities	(0.2)	(4.4)
Net proceeds from disposal of manufacturing facility and related assets	—	4.8
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	(83.2)	(9.0)
Change in restricted cash	(1.1)	1.1
Net cash used in investing activities	(107.4)	(42.4)
Cash flows from financing activities:
Proceeds from issuance of cash convertible senior notes	—	175.0
Cash paid for financing costs in connection with issuance of cash convertible senior notes	—	(5.9)
Purchase of call option in connection with issuance of cash convertible senior notes	—	(31.4)
Proceeds from issuance of warrants	—	14.3
Repayment of capital lease	(0.1)	—
Repayment of promissory notes	(8.0)	(0.3)
Cash paid for financing costs in connection with the revolving credit facility	(2.1)	(2.7)
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(1.1)	—
Repurchase of common stock	—	(44.2)
Cash dividend paid to stockholders	(14.1)	(14.3)
Net cash (used in) provided by financing activities	(25.4)	90.5
Net (decrease) increase in cash and cash equivalents during the period	(112.0)	113.4
Cash and cash equivalents at beginning of period	135.6	30.3
Cash and cash equivalents at end of period	$23.6	$143.7

[1]	Prior period amount has been reclassified from Other non-cash changes in assets and liabilities to conform to current period presentation.
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
     Recent Acquisitions. Effective January 1, 2011, the Company acquired the manufacturing facility and related assets of Alexco, L.L.C. (“Alexco”) in Chandler, Arizona (the “Chandler, Arizona (Extrusion) facility”). The Chandler, Arizona (Extrusion) facility manufactures hard alloy extrusions for the aerospace industry and is a well-established supplier of aerospace extrusions. The acquisition positions the Company in a significant market segment that provides a natural complement to its product offerings for aerospace applications (see Note 5).
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
As disclosed in Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company suspended the use of the equity method of accounting with respect to its ownership in Anglesey commencing in the quarter ended September 30, 2009. As a result, the Company did not record equity in income from Anglesey for any of the periods presented in this Report. The carrying amount of the Company’s investment in Anglesey was zero at both September 30, 2011 and December 31, 2010. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey during the next 12 months.
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
In connection with Anglesey’s remelt operations, the Company recognizes sales of secondary aluminum produced by Anglesey net of cost of sales because the Company, in substance, acts as an agent in connection with such sales. For all of the periods presented in this Report, the Company reported no net sales from the sale of secondary aluminum produced by Anglesey. Any amounts payable to Anglesey are reflected on the Company’s Consolidated Balance Sheets as Payable to affiliate.
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
     Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO benefits of approximately $7.1 and $2.0 during the quarters ended September 30, 2011 and September 30, 2010, respectively. The Company recorded net non-cash LIFO charges of approximately $12.8 and $6.2 during the nine month periods ended September 30, 2011 and September 30, 2010, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. The excess of current cost over the stated LIFO value of inventory at September 30, 2011 and December 31, 2010 was $49.2 and $36.4, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at September 30, 2011 and December 31, 2010 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment – net in the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.4 and $0.8 during the quarters ended September 30, 2011 and September 30, 2010, respectively. The amount of interest expense capitalized as construction in progress was $0.8 and $2.7 during the nine month periods ended September 30, 2011 and September 30, 2010, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Depreciation expense is not included in Cost of products sold, excluding depreciation, amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended September 30, 2011 and September 30, 2010, the Company recorded depreciation expense of $5.6 and $4.7, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the nine month periods ended September 30, 2011 and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

September 30, 2010, the Company recorded depreciation expense of $17.0 and $13.6, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company’s Corporate and Other for all periods presented in this Report.
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
     Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company’s exposure to changes in prices for certain of the products which the Company sells and consumes and, to a lesser extent, to mitigate the Company’s exposure to changes in foreign currency exchange rates. From time to time, the Company also enters into hedging arrangements in connection with financing transactions to mitigate financial risks.
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
     Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, electricity and natural gas derivative contracts, certain cash-settled call options that the Company purchased in March 2010 (the “Call Options”) (see Note 3), and arrangements related to the Company’s cash equivalents. If the market value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds the applicable threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both September 30, 2011 and December 31, 2010, the Company had no margin deposits with or from its counterparties.
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
ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), was issued in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this ASU are to be applied prospectively. For public entities, this ASU becomes effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company expects to adopt the provisions of ASU 2011-04 for the interim period ending March 31, 2012 and does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements.
ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), was issued in June 2011 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that are required to be reported in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is required to be applied retrospectively. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The Company expects to adopt the provisions of ASU 2011-05 for the fiscal year ending December 31, 2011 and does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements.

ASU No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), was issued in September 2011 to simplify the testing for goodwill impairment for both public and nonpublic entities. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the provisions of ASU 2011-08 for the interim period ending September 30, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated financial statements.

ASU No. 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan ("ASU 2011-09"), was issued in September 2011 and requires employers to provide additional disclosures regarding their participation in multiemployer pension plans to increase the transparency of their participation and awareness of the commitments and risks involved in participating in such plans. While previous rules require primarily disclosures relating to employers' historical contributions to the plans, ASU 2011-09 requires employers to disclose, among other things, (i) the amount of employer contributions made to each significant plan and to all plans in the aggregate, (ii) whether the employer's contributions represent more than 5% of total contributions to the plan, (iii) whether any such plans are subject to a funding improvement plan, (iv) the expiration dates of collective bargaining agreements and any minimum funding arrangements, and (v) the nature and effect of any changes affecting the comparability of any period in which a statement of income is presented. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans and is effective for annual periods for fiscal years ending after December 15, 2011. Early adoption is permitted. ASU 2011-09 is to be applied retrospectively for all prior periods presented. The Company expects to adopt the provisions of ASU 2011-09 for the fiscal year ending December 31, 2011 and does not anticipate the adoption of ASU 2011-09 to have a material impact on its consolidated financial statements.

2. Supplemental Balance Sheet Information

	September 30, 2011	December 31, 2010
Trade Receivables.
Billed trade receivables	$122.5	$82.5
Unbilled trade receivables – Note 1	7.3	1.1
Trade receivables, gross	129.8	83.6
Allowance for doubtful receivables	(0.7)	(0.6)
Trade receivables, net	$129.1	$83.0

Inventories.
Finished products	$61.7	$53.8
Work in process	60.9	49.6
Raw materials	58.1	50.9
Operating supplies and repairs and maintenance parts	13.9	13.2
Total	$194.6	$167.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Prepaid Expenses and Other Current Assets.
Current derivative assets – Notes 11 and 12	$2.0	$22.1
Current deferred tax assets	40.6	46.8
Current portion of option premiums paid – Notes 11 and 12	1.7	5.6
Short-term restricted cash	7.8	0.9
Prepaid taxes	2.7	1.3
Prepaid expenses	4.1	3.4
Total	$58.9	$80.1

Property, Plant and Equipment.
Land and improvements	$23.3	$23.3
Buildings	45.8	43.5
Machinery and equipment	351.8	338.0
Construction in progress	18.6	7.7
Active property, plant and equipment, gross	439.5	412.5
Accumulated depreciation	(81.1)	(63.9)
Active property, plant and equipment, net	358.4	348.6
Idled equipment	5.4	5.5
Property, plant, and equipment, net	$363.8	$354.1

Other Assets.
Derivative assets – Notes 11 and 12	$38.3	$50.8
Option premiums paid – Notes 11 and 12	0.2	0.6
Restricted cash	10.5	16.3
Long-term income tax receivable	2.8	2.9
Deferred financing costs	8.3	7.7
Available for sale securities	4.6	4.6
Other	0.1	0.1
Total	$64.8	$83.0

Other Accrued Liabilities.
Current derivative liabilities – Notes 11 and 12	$9.1	$8.9
Current portion of option premiums received – Notes 11 and 12	1.9	7.0
Current portion of income tax liabilities	1.1	1.1
Taxes payable	2.8	1.8
Accrued annual VEBA contribution	—	2.1
Accrued freight	2.4	1.9
Short-term environmental accrual – Note 10	1.1	1.1
Accrued interest	4.0	2.1
Short-term deferred revenue – Note 1	14.1	10.8
Other	4.5	5.2
Total	$41.0	$42.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Long-term Liabilities.
Derivative liabilities – Notes 11 and 12	$49.2	$62.2
Option premiums received – Notes 11 and 12	0.2	0.3
Income tax liabilities	11.9	12.9
Workers’ compensation accruals	17.0	15.9
Long-term environmental accrual – Note 10	20.3	19.1
Long-term asset retirement obligations	3.8	3.8
Long-term deferred revenue – Note 1	6.0	13.2
Deferred compensation liability	4.8	4.9
Other long-term liabilities	2.5	2.4
Total	$115.7	$134.7

3. Cash Convertible Senior Notes and Related Transactions

     Indenture. On March 29, 2010, the Company issued cash convertible senior notes (the “Notes”) in the aggregate principal amount of $175.0 pursuant to an indenture by and between the Company and Wells Fargo Bank, National Association, as trustee (the “Indenture”). Net proceeds from this transaction were approximately $169.1, after deducting the initial purchasers’ discounts and transaction fees and expenses. The Notes bear a stated interest rate of 4.5% per annum. The Company accounts for the cash conversion feature of the Notes (the “Bifurcated Conversion Feature”) as a separate derivative instrument. The fair value of the Bifurcated Conversion Feature on the issuance date of $38.1 was recorded as the original issue discount for purposes of accounting for the debt component of the Notes and will be amortized based on the effective interest method over the term of the Notes. The initial purchasers' discounts and transaction fees and expenses totaling $5.9 were capitalized as deferred financing costs and will also be amortized over the term of the Notes. The effective interest rate of the Notes is approximately 11% per annum, taking into account the accretion of the discounted carrying value of the Notes to their face value as well as the amortization of deferred financing costs. Interest is payable at the stated interest rate semi-annually in arrears on April 1 and October 1 of each year. The Notes will mature on April 1, 2015, subject to earlier repurchase or conversion. The Notes are subject to repurchase by the Company at the option of the holders following a fundamental change, as defined in the Indenture, at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Fundamental changes include, but are not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) shareholders’ approval of any plan or proposal for the liquidation or dissolution of the Company, and (iv) the failure of the Company’s common stock to be listed on certain stock exchanges. Holders may convert their Notes before January 1, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate events. Holders may convert their Notes at any time on or after January 1, 2015 until the close of business on the second scheduled trading date immediately preceding the maturity date of the Notes. The Notes have an initial conversion rate of 20.6949 shares of the Company’s common stock per (in whole dollars) $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $48.32 per share), subject to adjustment, based on the occurrence of certain events, including, but not limited to, (i) the payment of certain cash dividends on the Company’s common stock, (ii) the issuance of certain rights, options or warrants, (iii) the effectuation of share splits or combinations, (iv) certain distributions of property, and (v) certain issuer tender or exchange offers as described in the Indenture. The Notes are not convertible into the Company’s common stock or any other securities under any circumstances, but instead will be settled in cash.
The following tables provide additional information regarding the Notes:

	September 30, 2011	December 31, 2010
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(28.7)	(33.6)
Carrying amount, net of discount	$146.3	$141.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Contractual coupon interest	$2.0	$1.9	$5.9	$3.9
Amortization of discount and deferred financing costs	2.0	1.8	5.8	3.6
Total interest expense[1]	$4.0	$3.7	$11.7	$7.5
______________________

[1]	A portion of the interest relating to the Notes is capitalized as Construction in progress.
See “Other” in Note 12 for information relating to the estimated fair value of the Notes.
     Convertible Note Hedge Transactions. In March 2010, the Company paid approximately $31.4 to purchase Call Options. The Call Options have an initial exercise price equal to the conversion price of the Notes ($48.32 per share of the Company's common stock), are subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes, are settled in cash, and will expire upon the maturity of the Notes. Accordingly, if the market price per share of the Company's common stock at the time of cash conversion of any Notes is above the strike price of the Call Options, the Company is entitled to receive from the counterparties to the Call Options an aggregate amount equaling the amount of cash that the Company would be required to deliver to the holders of the converted Notes, less the principal amount thereof.

In March 2010, the Company also sold net-share-settled warrants (the “Warrants”) relating to approximately 3.6 million shares of the Company's common stock for approximately $14.3 in cash. The Warrants have an initial strike price of $61.36 per share, are subject to certain anti-dilution adjustments, and expire on July 1, 2015. Under the terms of the Warrants, if the market price per share of the Company's common stock exceeds the strike price of the Warrants, the Company will be obligated to issue shares of the Company's common stock to the counterparties to the Warrants having a value equal to such excess, as measured under the terms of the Warrants. The Warrants may not be exercised prior to the expiration date. The Warrants meet the definition of derivatives but are not subject to fair value accounting because they are indexed to the Company's common stock and meet the requirement to be classified as equity instruments.
The Call Options and Warrant transactions are separate transactions and are not part of the terms of the Notes and do not affect the rights of holders under the Notes.

4. Secured Debt and Credit Facilities
Secured debt and credit facilities consisted of the following:

	September 30, 2011	December 31, 2010
Revolving credit facility	$—	$—
Other notes payable	5.0	13.1
Total	5.0	13.1
Less – current portion of secured debt and credit facilities	(1.3)	(1.3)
Long-term secured debt and credit facilities	$3.7	$11.8
     Revolving Credit Facility. On September 30, 2011, the Company and certain of its subsidiaries amended and extended its credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”), with the commitment under the facility being increased from $200.0 to $300.0 and the term being extended from March 2014 to September 2016. The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of the Company and its domestic operating subsidiaries as well as certain machinery and equipment. Under the Revolving Credit Facility, the Company is able to borrow from time to time an aggregate commitment amount equal to the lesser of $300.0 and a borrowing base comprised of (i) 85% of eligible accounts receivable, (ii) the lesser of (a) 65% of eligible inventory and (b) 85% of the net orderly liquidation value of eligible inventory as determined in the most recent inventory appraisal ordered by the administrative agent and (iii) 85% of certain eligible machinery and equipment, reduced by certain reserves, all as specified in the Revolving Credit Facility. Up to a maximum of $60.0 of availability under the Revolving Credit Facility may be utilized for letters of credit.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Company's option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0.
The Company had $289.8 of borrowing availability under the Revolving Credit Facility at September 30, 2011, based on the borrowing base determination then in effect. At September 30, 2011, there were no borrowings under the Revolving Credit Facility and $8.5 was being used to support outstanding letters of credit, leaving $281.3 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at September 30, 2011.
Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth therein. The Revolving Credit Facility places limitations on the ability of the Company and certain of its subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, the Company is required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1:1.0 if borrowing availability under the Revolving Credit Facility is less than $30.0. At September 30, 2011, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     Other Notes Payable. In connection with the Company's acquisition of the Florence, Alabama facility (see Note 5), a promissory note in the amount of $6.7 (the “Nichols Promissory Note”) was issued to Nichols as a part of the consideration paid. The Nichols Promissory Note bears interest at a rate of 7.5% per annum. Accrued but unpaid interest is due quarterly through maturity of the Nichols Promissory Note on August 9, 2015, and principal payments are due in equal quarterly installments. The Company has the option to repay all or a portion of the Nichols Promissory Note at any time prior to the maturity date. The Nichols Promissory Note is secured by certain real property and equipment included in the assets acquired from Nichols. At September 30, 2011, the outstanding principal balance under the Nichols Promissory Note was $5.0, of which $1.3 was payable within 12 months.

On September 30, 2011, the Company fully prepaid the $7.0 outstanding principal balance of a promissory note issued in connection with the Company's December 2008 purchase of the land and buildings of its Los Angeles, California facility. Prior to the time of such purchase, the facility was operated under a long term lease.

5. Acquisitions
     Alexco. Effective January 1, 2011, the Company completed the acquisition of substantially all of the assets of Alexco, a manufacturer of hard alloy extrusions for the aerospace industry, based in Chandler, Arizona.
The Company paid net cash consideration of $83.2, with existing cash on hand, and assumed certain liabilities totaling approximately $1.0. Total acquisition related expenses were $0.1 for the nine months ended September 30, 2011. Such expenses are included within Selling, administrative, research and development, and general expenses.
The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the effective date of the acquisition:

Allocation of purchase price:
Cash	$4.9
Accounts receivable, net	3.6
Inventory	6.6
Property, plant and equipment	4.5
Definite-lived intangible assets:
Customer relationships	34.7
Order backlog	0.3
Trademark and trade name	0.4
Goodwill	34.1
Accounts payable and other current liabilities	(1.0)
Total consideration paid	$88.1
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
The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the Alexco acquisition had been completed as of January 1, 2010, the first day of the earliest period presented in the Statements of Consolidated Income included in this Report. This pro forma financial information considers principally (i) the Company’s unaudited financial results, (ii) the unaudited historical financial results of Alexco, as supplied to the Company, and (iii) select pro forma adjustments to the historical financial results of Alexco. Such pro forma adjustments represent principally estimates of (i) cost synergies from integration of the acquired operation into the Company’s existing business, (ii) the impact of the hypothetical amortization of acquired intangible assets and the depreciation of fair value adjustments relating to tangible assets in pre-tax income in each period, and (iii) the pro forma impact of the transaction on the Company’s tax provision in each period. These pro forma adjustments did not have a material impact on the pro forma Net income, as presented below. The following pro forma data does not purport to be indicative of the results of future operations or of the results that would have actually occurred had the acquisition taken place at the beginning of 2010:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales (combined)[1]	$322.3	$271.9	$983.7	$837.6
Net income (combined)[1]	$4.4	$6.8	$20.2	$18.4
Basic earnings per share (combined)[1]	$0.23	$0.36	$1.06	$0.94
Diluted earnings per share (combined)[1]	$0.23	$0.36	$1.06	$0.94
______________________

[1]
The combined results for the quarter and nine months ended September 30, 2011 are as presented in the Statement of Consolidated Income for such periods, reflecting the January 1, 2011 effective date of the Alexco acquisition (see Note 1).

The following information presents select financial data relating to the Chandler, Arizona (Extrusion) facility, as included within the Company’s consolidated operating results for each period presented:

	Quarter Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Net sales	$11.2	$32.3
Net income before income taxes	$2.8	$8.2
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
The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Allocation of purchase price:
Inventory	$3.9
Other current assets	2.3
Property, plant and equipment	4.2
Definite lived intangible assets	4.3
Goodwill	3.1
Accounts payable and other current liabilities	(2.1)
Total consideration paid	$15.7
The goodwill arising from the acquisition represents the commercial opportunity for the Company to sell small-diameter rod, bar and wire products, as a complement to its other products, to its core end market segments for aerospace, general engineering and automotive applications and is expected to be deductible for income tax purposes over the next 15 years.

6. Goodwill and Intangible Assets
A roll-forward of goodwill is as follows (see Note 5 for additional information about the Company’s business acquisitions):

Balance as of December 31, 2010	$3.1
Goodwill arising from Alexco acquisition	34.1
Balance as of September 30, 2011	$37.2
All of the Company’s goodwill is included in the Fabricated Products segment.
Identifiable intangible assets at September 30, 2011 and December 31, 2010 are comprised of the following:
September 30, 2011:

	Weighted- average estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	25	$38.5	$(1.3)	$37.2
Backlog	2	0.8	(0.5)	0.3
Trademark and trade name	3	0.4	(0.1)	0.3
Total	24	$39.7	$(1.9)	$37.8
December 31, 2010:

	Weighted- average estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	20	$3.8	$(0.1)	$3.7
Backlog	2	0.5	(0.2)	0.3
Total	18	$4.3	$(0.3)	$4.0
Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $0.5 and $1.6 for the quarter and nine months ended September 30, 2011. The expected amortization of intangible assets for the next five calendar years is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

2012	$2.0
2013	1.7
2014	1.6
2015	1.6
2016	1.6
Total	$8.5

7. Income Tax Matters
Tax Provision. The provision for incomes taxes, for each period presented, consisted of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Domestic	$1.9	$2.5	$10.3	$8.4
Foreign	(1.2)	(2.1)	(0.1)	(0.7)
Total	$0.7	$0.4	$10.2	$7.7
The income tax provision for the nine months ended September 30, 2011 was $10.2, reflecting an effective tax rate of 33.5%. The difference between the effective tax rate and the projected blended statutory tax rate was primarily the result of (i) a decrease in the valuation allowance, due to a change in tax law in the State of Illinois, of $0.8, resulting in a 2.7% decrease in the effective tax rate, (ii) a decrease in unrecognized tax benefits, including interest and penalties, of $0.4, resulting in a 1.5% decrease in the effective tax rate, (iii) a decrease of $0.2 related to a return to provision adjustment, resulting in a 0.7% decrease to the effective tax rate, partially offset by the impact of a non-deductible compensation expense of $0.2, resulting in a 0.5% increase in the effective tax rate.
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
At December 31, 2010, the Company had $882.6 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the U.S. Of the $882.6 of NOL carryforwards available at December 31, 2010, $1.7 represents excess tax benefits related to the vesting of employee restricted stock which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. The Company also had $31.1 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
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
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, including state NOLs sustained during the prior years and expiring tax benefits, the Company had a valuation allowance against its deferred tax assets of $19.3 and $20.1 at September 30, 2011 and December 31, 2010, respectively. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense.
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited the Company’s tax returns for fiscal years 1998 through 2001 and issued assessment notices for which Notices of Objection have been filed. In addition, the Canada Revenue Agency has audited the Company’s tax returns for fiscal years 2002 through 2004 and issued assessment notices, resulting in a payment of $7.9 to the Canada Revenue Agency against previously accrued tax reserves in the third quarter of 2009. There is an additional Canadian Provincial income tax assessment of $1.1, including interest, resulting from the audit of the Company’s tax returns for fiscal years 2002 through 2004 that is anticipated to be paid against previously accrued tax reserves in the next 12 months.

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
No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiary at September 30, 2011. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with such hypothetical calculation.
The Company has gross unrecognized benefits relating to uncertain tax positions. If and when such gross unrecognized tax benefits are ultimately recognized, it will be reflected in the Company’s income tax provision and affect the effective tax rate in future periods.
The Company had gross unrecognized tax benefits of $13.8 and $15.0 at September 30, 2011 and December 31, 2010, respectively. The change in gross unrecognized tax benefits during the nine months ended September 30, 2011 was primarily due to a partial release of an unrecognized tax benefit as a result of the expiration of a statute, as well as foreign currency fluctuations and change in tax positions.
In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision. The Company had $6.4 and $6.6 accrued at September 30, 2011 and December 31, 2010, respectively, for interest and penalties. Of these amounts, $0.4 and $0.4 was recorded as current liabilities and included in Other accrued liabilities on the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, respectively. The Company recognized a decrease in interest and penalties of $0.2 and $0.0 in its tax provision in the nine month periods ended September 30, 2011 and September 30, 2010, respectively.
In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, the Company incurred a foreign currency translation adjustment. During the nine months ended September 30, 2011, the foreign currency impact on such liabilities resulted in a $0.6 currency translation adjustment which was recorded within Other comprehensive income.
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

•
A defined contribution 401(k) savings plan for hourly bargaining unit employees at seven of the Company’s production facilities based on the specific collective bargaining agreement at each facility. For active bargaining unit employees at three of these production facilities, the Company is required to make fixed rate contributions. For active bargaining unit employees at one of these production facilities, the Company is required to match certain employee contributions. For active bargaining unit employees at two of these production facilities, the Company is required to make both fixed rate contributions and concurrent matches. For active bargaining unit employees at the one remaining production facility, the Company is not required to make any contributions. Fixed rate contributions either (i) range from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age, or (ii) vary between 2% to 10% of the employees’ compensation depending on their age and years of service for employees hired prior to January 1, 2004 or is a fixed 2% annual contribution for employees hired on or after January 1, 2004. The Company currently estimates that contributions to such plans will range from $1.0 to $3.0 per year.

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

•
An employment agreement with the Company’s chief executive officer extending through July 6, 2015. The Company also provides certain members of senior management, including each of the Company’s named executive officers, with benefits related to terminations of employment in specified circumstances, including in connection with a change in control, by the Company without cause and by the executive officer with good reason.

     Postretirement Medical Obligations. The Company’s postretirement medical plan was terminated in 2004. Certain eligible retirees receive medical coverage, however, through participation in the Union VEBA or the VEBA that provides benefits for certain other eligible retirees, their surviving spouse and eligible dependents (the “Salaried VEBA”). The Union VEBA covers qualifying bargaining unit employees who do not, or are not eligible to, elect coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and employees who were hired prior to February 2002 and subsequently retired or will retire with the requisite age and service. The Union VEBA is managed by four trustees (two appointed by the Company and two appointed by the USW) and the assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
The Company’s only financial obligations to the VEBAs are (i) an annual variable cash contribution payable to the Union VEBA and the Salaried VEBA and (ii) an obligation to pay 50% of the administrative expenses of the VEBAs, up to $0.3 per year. The obligation to the Union VEBA with respect to the annual variable cash contribution extends through September 30, 2017, while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs through September 2017 pursuant to the Company’s obligation is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such annual payments may not exceed $20.0 and are also limited (with no carryover to future years) to the extent that the payments would cause the Company’s liquidity to be less than $50.0. Such amounts are determined and paid on an annual basis. At December 31, 2010, the Company had preliminarily determined that the contribution for 2010 was $2.1 (comprised of $1.8 to the Union VEBA and $0.3 to the Salaried VEBA). These amounts were paid during the first quarter of 2011, along with an additional payment of $0.1, based on the final computation of the 2010 results. See Note 11 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for additional information with respect to the VEBAs.
The Company has no control over the plan assets of the VEBAs nor the benefits paid by the VEBAs, and its only finanical obligations to the VEBAs are to pay the annual variable contributions and certain administrative fees. Nevertheless, based on discussions with the staff of the SEC, for accounting purposes the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, the Company includes net periodic postretirement benefit expense or income and any difference between the fair value of the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s consolidated financial statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the Salaried VEBA and Union VEBA on an annual basis. While the funding status of the VEBAs could in the future result in a liability position on the Company’s Consolidated Balance Sheets, the Company has no obligation to fund either the Salaried VEBA or the Union VEBA beyond the annual variable cash contributions and administrative fees as determined.
     Components of Net Periodic Benefit Cost (Income). Net periodic benefit costs consisted of the following, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
VEBAs:
Service cost	$0.7	$0.7	$2.2	$2.2
Interest cost	3.9	4.0	11.6	12.0
Expected return on plan assets	(7.6)	(5.2)	(22.8)	(15.7)
Amortization of prior service cost	1.1	1.0	3.1	3.1
Amortization of net gain	(0.2)	(0.1)	(0.6)	(0.3)
Total (income) cost relating to VEBAs	(2.1)	0.4	(6.5)	1.3
Deferred compensation plan	(0.3)	0.2	(0.1)	1.1
Defined contribution plans	1.2	1.1	5.9	5.5
Multiemployer pension plans	0.8	0.7	2.3	2.1
Total	$(0.4)	$2.4	$1.6	$10.0
The following tables present the allocation of the charges detailed above, by segment (see Note 14):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fabricated Products	$1.7	$1.8	$7.4	$7.0
All Other	(2.1)	0.6	(5.8)	3.0
Total	$(0.4)	$2.4	$1.6	$10.0
For all periods presented, the net periodic benefits relating to the VEBAs are included as a component of Selling, administrative, research and development and general expense within All Other. Further, substantially all of the Fabricated Products segment’s employee benefits related charges are in Cost of products sold, excluding depreciation, amortization and other items with the balance in Selling, administrative, research and development and general.
As of September 30, 2011, the Union VEBA owned approximately 11% of the Company’s issued and outstanding shares of common stock, or 2,202,495 common shares. A stock transfer restriction agreement between the Union VEBA and the Company restricts the number of shares of the Company’s common stock that generally may be sold by the Union VEBA during any 12-month period without further approval of our Board of Directors to 1,321,485. Shares owned by the Union VEBA that are subject to the stock transfer restriction agreement are treated as being similar to treasury stock (i.e. as a reduction of Stockholders’ equity) in the Company’s Consolidated Balance Sheets.
The following table presents the sale of Union VEBA shares by the Union VEBA and the effect on the Consolidated Balance Sheets due to these share sales:

	Nine Months Ended
	September 30,
	2011	2010
Common stock sold by Union VEBA	1,321,485	1,321,485
Increase in Union VEBA assets [1]	$65.5	$52.0
Reduction in Common stock owned by Union VEBA [2]	$(31.7)	$(31.7)
Increase in Additional paid in capital	$(9.1)	$(0.7)
Decrease in Deferred tax assets	$(24.7)	$(19.6)
________________________

[1]	At a weighted-average price of $49.58 and $39.38 per share realized by the Union VEBA for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.
2     At $24.02 per share reorganization value.

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

9. Employee Incentive Plans

Short-term Incentive Plans (“STI Plans”)
The Company has a short-term incentive compensation plan for senior management and certain other employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on EVA of the Company’s core Fabricated Products business, adjusted for certain safety and performance factors. EVA as defined by the Company's STI Plans, is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, measured over a one year period. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.
Total costs relating to STI Plans were recorded as follows, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	2011	2010	2011	2010
Cost of products sold	$0.6	$0.8	$2.5	$2.1
Selling, administrative, research and development and general	1.3	0.9	3.9	3.7
Total costs recorded in connection with STI Plans	$1.9	$1.7	$6.4	$5.8
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	2011	2010	2011	2010
Fabricated Products	$1.3	$1.3	$4.7	$3.9
All Other	0.6	0.4	1.7	1.9
Total costs recorded in connection with STI Plans	$1.9	$1.7	$6.4	$5.8
     Long- term Incentive Programs ("LTI Programs")
     General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan will expire on July 6, 2016, and no grants will be made thereunder after that date. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination, and all grants made on or prior to the date of termination will remain in effect thereafter subject to the terms of the applicable grant agreement and the Equity Incentive Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At September 30, 2011, 827,169 common shares were available for additional awards under the Equity Incentive Plan. Compensation charges relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development expenses.
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
     Stock Options. During the nine months ended September 30, 2011, 1,286 stock options expired. As of September 30, 2011, there were 20,791 fully-vested options outstanding, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 5.5 years. The average fair value of the options granted was $39.90. No new options were granted and no existing options were forfeited or exercised during the nine months ended September 30, 2011.
     Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For both nine months ended September 30, 2011 and September 30, 2010, the Company recorded $0.2 relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are cancelled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the nine month periods ended September 30, 2011 and September 30, 2010, 23,445 and 9,984 commons shares, respectively, were withheld and cancelled for this purpose.
     Non-cash Compensation Expense. Recorded costs by type of award under LTI programs were as follows, for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service-based vested and non-vested common shares and restricted stock units	$0.8	$0.8	$2.7	$2.8
Performance shares	0.4	0.2	1.1	1.0
Service-based stock options	—	—	—	0.1
Total non-cash compensation expense	$1.2	$1.0	$3.8	$3.9
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fabricated Products	$0.4	$0.4	$1.2	$1.3
All Other	0.8	0.6	2.6	2.6
Total non-cash compensation expense	$1.2	$1.0	$3.8	$3.9

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data:

	September 30, 2011
	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based vested and non-vested common shares and restricted stock units	$4.5	1.9
Performance shares	$4.7	2.2

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the nine months ended September 30, 2011 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2010	268,864	$27.91	7,872	$21.74	686,895	$26.84
Granted	83,066	47.07	2,182	46.59	188,741	46.65
Vested	(63,028)	51.61	(3,314)	16.83	(10,585)	74.34
Forfeited	—	—	—	—	—	—
Cancelled	—	—	—	—	(68,799)	74.34
Outstanding at September 30, 2011	288,902	$28.25	6,740	$32.20	796,252	$26.80
A summary of select activity with respect to non-vested common shares, restricted stock units and performance shares for the nine months ended September 30, 2010 is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Granted	97,931	$34.39	2,362	$36.23	205,789	$34.13
Vested	(75,680)	$52.92	(686)	$37.79	(609)	$31.02

10. Commitments and Contingencies
     Commitments. The Company has a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (see Note 3, Note 4 and Note 11).
Minimum rental commitments under operating leases at September 30, 2011 are as follows: years ending December 31, 2011 — $7.8; 2012 — $7.4; 2013 — $6.4; 2014 — $3.6; 2015 — $2.9; and thereafter — $35.2. There are renewal options in various operating leases subject to certain terms and conditions.
     Environmental Contingencies. The Company is subject to a number of environmental laws, fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.
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
During the third quarter of 2010, the Company increased its environmental accruals in connection with the Company’s submission of a draft feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) on September 8, 2010 (the “Feasibility Study”). The draft Feasibility Study included recommendations for a range of remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington, which may be implemented over the next 30 years. During the third quarter of 2011, the Company continued to work with Washington State Ecology to revise the draft Feasibility Study and to determine viable remediation approaches. As of September 30, 2011, no agreement with the Washington State Ecology had been reached on the final remediation approach. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before a final decree is issued with respect to such matter. The Company expects a consent decree to be issued in 2012.
At September 30, 2011, the Company’s environmental accrual of $21.4 represented the low end of the range of incremental cost estimates based on proposed alternatives in the draft Feasibility Study related to the Company’s Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by the Company. The Company expects that these remediation actions will be taken over the next 30 years and estimates that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $0.4 in 2011, $1.2 in 2012, $3.6 in 2013, $0.8 in 2014, $0.9 in 2015, and $14.5 in years thereafter through the balance of the 30-year period.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $21.9 over the next 30 years. It is reasonably possible that the Company’s recorded estimate of its obligation may change in the next 12 months.
     Other Contingencies. The Company is party to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with past and current operations. The Company evaluates such matters on a case-by-case basis, and its policy is to vigorously contest any such claims it believes are without merit. The Company accrues for a legal liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these accruals to reflect the impacts of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material adverse impact on its consolidated financial position, operating results, or liquidity.

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
During the nine month periods ended September 30, 2011 and September 30, 2010, total fabricated products shipments that contained fixed price terms were (in millions of pounds) 112.1 and 72.3, respectively. At September 30, 2011, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2011, 2012 and 2013 and thereafter, totaling approximately (in millions of pounds) 57.2, 31.9 and 0.4, respectively.
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
     Hedges Relating to the Notes. As described in Note 3, the Company issued Notes in the aggregate principal amount of $175.0 on March 29, 2010. The conversion feature of the Notes can only be settled in cash and is required to be bifurcated from the Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects that the realized gain or loss from the Call Options will substantially offset the realized loss or gain of the Bifurcated Conversion Feature upon maturity of the Notes. However, because valuation assumptions for the Bifurcated Conversion Feature and the Call Option are not identical, over time the Company expects to record net unrealized gains and losses due to mark to market adjustments to the fair values of the two derivatives. (see Note 12 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options).
The following table summarizes the Company’s material derivative positions at September 30, 2011:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Commodity	Maturity Period	Notional Amount of contracts (mmlbs)
Aluminum —
Call option purchase contracts	10/11 through 12/11	12.2
Call option sales contracts	10/11 through 12/11	12.2
Put option purchase contracts	10/11 through 12/11	25.4
Put option sales contracts	10/11 through 12/11	12.2
Fixed priced purchase contracts	10/11 through 11/13	78.4
Fixed priced sales contracts	10/11 through 1/12	6.0
Midwest premium swap contracts[1]	10/11 through 12/12	38.0

Energy	Maturity Period	Notional Amount of contracts (mmbtu)
Natural gas —[2]
Call option purchase contracts	10/11 through 12/13	4,740,000
Call option sales contracts	10/11 through 12/11	690,000
Put option purchase contracts	10/11 through 12/11	690,000
Put option sales contracts	10/11 through 12/13	4,740,000
Fixed priced purchase contracts	10/11 through 12/13	1,920,000

Electricity	Maturity Period	Notional Amount of contracts (Mwh)
Fixed priced purchase contracts	1/12 through 12/12	219,600

Foreign Currency	Maturity Period	Notional Amount of contracts (as shown)
Euro-
Fixed priced purchase contracts	10/11 through 11/11	€117,500

Hedges Relating to the Notes	Contract Period	Notional Amount of contracts (Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,621,608
Call Options[3]	3/10 through 3/15	3,621,608
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]
As of September 30, 2011, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 96%, 74% and 46% of the expected natural gas purchases for the remainder of 2011, 2012 and 2013, respectively.

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
Realized and Unrealized Gain and Losses. Realized and unrealized gains (losses) associated with all derivative contracts consisted of the following, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Realized gains (losses):
Aluminum	$1.6	$(0.9)	$11.9	$(2.6)
Natural Gas	(1.1)	(0.3)	(3.5)	(0.6)
Total realized gains (losses):	$0.5	$(1.2)	$8.4	$(3.2)
Unrealized (losses) gains:
Aluminum	$(14.8)	$17.1	$(21.4)	$1.1
Natural Gas	(0.9)	(2.4)	0.6	(5.2)
Electricity	(1.1)	—	(1.2)	—
Call Options relating to the Notes	(16.6)	10.3	(10.2)	4.7
Cash conversion feature of the Notes	20.7	(14.1)	12.4	(7.7)
Total unrealized (losses) gains	$(12.7)	$10.9	$(19.8)	$(7.1)

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
The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the nine month periods ended September 30, 2011 and September 30, 2010, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
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
The significant assumptions used in the determining the fair value of the Call Options at September 30, 2011 were as follows:

Stock price at September 30, 2011[1]	$44.28
Quarterly dividend yield (per share)[2]	$0.24
Risk-free interest rate[3]	0.56%
Credit spread (basis points)[4]	700
Expected volatility rate[5]	36%
______________________

[1]	The Company’s stock price has the most material impact to the fair values of the Call Options and the Notes, which drives the fair value of the Bifurcated Conversion Feature.

[2]	The Company used a discrete quarterly dividend payment of $0.24 per share based on historical and expected future quarterly dividend payments.

[3]	The risk-free rate was based on the five-year and three-year Constant Maturity Treasury rate on September 30, 2011, compounded semi-annually.

[4]
The Company’s credit rating was estimated to be between BB- and B+ based on comparisons of its financial ratios and size to those of other rated companies. Using the Merrill Lynch High Yield index, the Company identified credit spreads for other debt issuances with similar credit ratings and used the median of such credit spreads.

[5]
The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.

The following table presents the Company’s derivative assets and liabilities, classified under the appropriate level of the fair value hierarchy, as of September 30, 2011:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Level 1	Level 2	Level 3	Total
Derivative assets:
Aluminum -
Call option purchase contracts	$—	$0.5	$—	$0.5
Fixed priced purchase contracts	—	1.4	—	1.4
Fixed priced sales contracts	—	0.5	—	0.5
Midwest premium swap contracts	—	—	0.7	0.7
Natural Gas -
Put option purchase contracts	—	0.9	—	0.9
Hedges Relating to the Notes -
Call Options	—	38.2	—	38.2
Total	$—	$41.5	$0.7	$42.2

Derivative liabilities:
Aluminum -
Call option sales contracts	$—	$(0.5)	$—	$(0.5)
Fixed priced purchase contracts	—	(5.7)	—	(5.7)
Fixed priced sales contracts	—	(0.4)	—	(0.4)
Natural Gas -
Call option purchase contracts	—	(0.1)	—	(0.1)
Put option sales contracts	—	(4.0)	—	(4.0)
Fixed priced purchase contracts	—	(0.9)	—	(0.9)
Electricity -
Fixed priced purchase contracts	—	(1.2)	—	(1.2)
Hedges Relating to the Notes -
Bifurcated Conversion Feature	—	(47.6)	—	(47.6)
Total	$—	$(60.4)	$—	$(60.4)
The following table presents the Company’s derivative assets and liabilities, classified under the appropriate level of the fair value hierarchy, as of December 31, 2010:

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
Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis:

Level 3
Balance at December 31, 2010	$0.1
Total realized/unrealized gains included in:
Cost of goods sold excluding depreciation expense	1.5
Transactions involving Level 3 derivative contracts:
Purchases	0.2
Sales	—
Issuances	—
Settlements	(1.1)
Transactions involving Level 3 derivatives — net	(0.9)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at September 30, 2011	$0.7

Total gains included in earnings attributable to the change in unrealized gains/losses relating to derivative contracts held at September 30, 2011:	$0.5

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
     Available for Sale Securities. The Company holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 1 and Note 8). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. Such fair value input is considered a Level 2 input. At both September 30, 2011 and December 31, 2010, the amortized costs of the Company’s available for sale securities were $4.6 .
     Other. The Company believes that the fair value of its cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and income tax receivables / payables approximate their respective carrying values due to their short maturities and nominal credit risk. Further, the trading price of the Notes is considered a Level 1 input in the fair value hierarchy. The fair value of the Notes was $199.7 and $214.7 at September 30, 2011 and December 31, 2010, respectively.
The Company believes that the fair value of its Nichols Promissory Note materially approximates its carrying amount in light of the Company’s credit profile, the interest rate applicable to the note, and its remaining duration. The foregoing fair value assessment is considered to be a Level 2 valuation within the fair value hierarchy.
     Fair Values of Non-financial Assets and Liabilities
     Idled Assets. Included within Property, plant and equipment - net as of December 31, 2010 was $5.5 of idled assets. Of the carrying amount of idled assets as of December 31, 2010, $1.1 represented equipment used by the Company’s Tulsa, Oklahoma facility prior to the closure of that facility in 2008, and $4.4 represented assets that were acquired by the Company but had not yet been placed into service. During the nine months ended September 30, 2011, $0.1 of such assets was subsequently placed into service. Idled assets included within Property, plant and equipment - net was $5.4 as of September 30, 2011. The value of such assets was estimated using a combination of the cost approach and market approach. The cost approach uses replacement cost, and the market approach uses prices, for similar assets to determine the value of assets, and both approaches use Level 3 fair value inputs. See Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information relating to idled assets.
     CAROs. The inputs in estimating the fair value of conditional asset retirement obligations (“CAROs”) include: (i) the timing of when any such CAROs may be incurred, (ii) incremental costs associated with special handling or treatment of CARO materials and (iii) the credit adjusted risk free rate, all of which are considered Level 3 inputs as they involve significant judgment of the Company. There were no material adjustments to the estimated fair values of CAROs for either of the nine month periods ended September 30, 2011 or September 30, 2010. The estimated fair value of CARO liabilities at September 30, 2011 and December 31, 2010 was $4.0 and $3.8, respectively, based upon the application of a weighted-average credit-adjusted risk free rate of 9.1%. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

(see Note 2).

13. Earnings Per Share
Basic and diluted earnings per share were calculated as follows, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income	$4.4	$5.5	$20.2	$14.4
Less: Net income attributable to participating securities[1]	—	—	—	(0.1)
Net income available to common stockholders	$4.4	$5.5	$20.2	$14.3
Denominator — Weighted-average common shares outstanding (000):
Basic	18,999	18,941	18,971	19,499
Diluted	18,999	18,941	18,971	19,499
Earnings per common share:
Basic	$0.23	$0.29	$1.06	$0.74
Diluted	$0.23	$0.29	$1.06	$0.74
______________________

[1]
Net income attributable to participating securities for a given period includes both distributed and undistributed net income, as applicable. Distributed net income attributed to participating securities represents dividend and dividend equivalents declared on the participating securities that the Company expects to ultimately vest. Undistributed net income for a given period, if any, is apportioned to common stockholders and participating securities based on the weighted- average number of securities outstanding in each class during the applicable period as a percentage of the combined weighted-average number of these securities outstanding during the period. Undistributed losses are not allocated to participating securities, however, as the holders of such securities do not have an obligation to fund net losses of the Company.

Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding for all earnings per share calculations presented above. The potential dilutive effect of such shares was zero for each of the periods presented. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.36 per share remained outstanding through September 30, 2011. The potential dilutive effect of shares underlying the Warrants was zero for all earnings per share calculations presented above.
During the nine month periods ended September 30, 2011 and September 30, 2010, the Company paid approximately $14.1 ($0.72 per common share) and $14.3 ($0.72 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to approximately one half of the performance shares.
In June 2008, the Company’s Board of Directors authorized the repurchase of up to $75.0 of the Company’s common shares, with repurchase transactions to occur in open market and privately negotiated transactions at such times and prices as deemed appropriate by management and to be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and cash flows. At September 30, 2011, $46.9 was available for additional share repurchase.
During the first quarter of 2010, pursuant to a separate authorization from the Company’s Board of Directors, the Company repurchased $44.2, or 1,151,900 shares, of the Company's outstanding common stock, in privately negotiated, off-market transactions with purchasers of the Notes.

14. Segment and Geographical Area Information
The Company’s primary line of business is the production of semi-fabricated specialty aluminum products through 11 focused production facilities in the United States and one in Canada. The Company also owns a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. While Anglesey currently expects to continue to conduct secondary aluminum remelt and casting operations, Anglesey is decommissioning the site and pursuing the disposition of its assets.  The Company does not expect those efforts to impact the Company's results or result in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

any distribution by Anglesey to its owners.
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
The following tables provide financial information by operating segment for each period or as of each period-end, as applicable:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Sales:
Fabricated Products	$322.3	$263.4	$983.7	$813.0
All Other[1]	—	—	—	0.3
Total net sales	$322.3	$263.4	$983.7	$813.3
Segment Operating Income (Loss):[2]
Fabricated Products [3,4,5]	$25.8	$5.3	$82.4	$59.6
All Other[5,6]	(20.3)	7.9	(41.0)	(27.6)
Total operating income	$5.5	$13.2	$41.4	$32.0
Interest expense	(4.3)	(3.7)	(13.2)	(7.2)
Other income (expense), net	3.9	(3.6)	2.2	(2.7)
Income before income taxes	$5.1	$5.9	$30.4	$22.1
Depreciation and Amortization:
Fabricated Products	$6.2	$4.7	$18.6	$13.6
All Other	—	0.1	0.3	0.2
Total depreciation and amortization	$6.2	$4.8	$18.9	$13.8
Capital expenditures:
Fabricated Products	$8.7	$8.2	$22.8	$34.0
All Other	0.1	—	0.1	0.9
Total capital expenditures	$8.8	$8.2	$22.9	$34.9
Income Taxes Paid:
Fabricated Products —
United States	$0.2	$—	$1.0	$0.2
Canada	0.2	—	0.4	0.1
Total income taxes paid	$0.4	$—	$1.4	$0.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	September 30, 2011	December 31, 2010
Segment assets:
Fabricated Products	$644.8	$496.7
All Other[7]	736.5	845.7
Total assets	$1,381.3	$1,342.4
______________________

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

[2]
The Company periodically reassesses the methodologies used to allocate costs among the Company’s business units to assess segment profitability. Commencing the fourth quarter of 2010, the Company modified the allocation of incentive compensation expense relating to its LTI programs and certain STI Plans among its business units. All operating results prior to the fourth quarter of 2010 have been retrospectively adjusted for consistency with the modified cost allocation methodologies. These reclassifications among the Company’s business units had no impact on the Company’s segment or consolidated Net sales, or its consolidated operating income. As a result of the reclassifications, an additional $0.6 and $2.4 of charges relating to the Company’s LTI programs and certain STI Plans are reflected in the operating results of the Fabricated Products segment in the quarter and nine months ended September 30, 2010, respectively.

[3]
Operating results in the Fabricated Products segment for the quarters ended September 30, 2011 and September 30, 2010 included LIFO inventory benefits of $7.1 and $2.0, respectively. Operating results in the Fabricated Products segment for the nine month periods ended September 30, 2011 and September 30, 2010 included LIFO inventory charges of $12.8 and $6.2, respectively.

[4]
Operating results in the Fabricated Products segment for the quarters ended September 30, 2011 and September 30, 2010 include environmental expenses of $0.1 and $13.1, respectively. Operating results in the Fabricated Products segment for the nine month periods ended September 30, 2011 and September 30, 2010 include environmental expenses of $0.6 and $13.5, respectively.

Fabricated Products segment results for the quarter and nine months ended September 30, 2011 include non-cash mark-to-market losses on natural gas, electricity and foreign currency hedging activities totaling $2.0 and $0.6, respectively. Fabricated Products segment results for the quarter and nine months ended September 30, 2010 include non-cash mark-to-market losses on natural gas and foreign currency hedging activities of $2.4 and $5.2, respectively. For further discussion regarding mark-to-market matters, see Note 11.

[5]
Operating results of the Fabricated Products segment and All Other include gains and losses on intercompany hedging activities related to metal. At the time the Fabricated Products segment enters into a firm price customer contract, the Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in the Hedging business unit under All Other. The Hedging business unit uses third-party hedging instruments to limit exposure to metal-price risks related to firm price customer sales contracts. Results from internal hedging activities between the Fabricated Products segment and Hedging business unit eliminate in consolidation. Internal hedging gains (losses) in the Fabricated Products segment were $2.3 and $(0.8) for the quarters ended September 30, 2011 and September 30, 2010, respectively, and $11.6 and $(2.7) for the nine months ended September 30, 2011 and September 30, 2010, respectively. All Other included the same amounts as (losses) gains for the quarters and nine month periods ended September 30, 2011 and September 30, 2010, respectively.

[6]
Operating results of All Other for the quarter and nine months ended September 30, 2011 include non-cash mark-to-market losses on primary aluminum hedging activities totaling $14.8 and $21.4 , respectively. Operating results of All Other for the quarter and nine months ended September 30, 2010 include non-cash mark-to-market gains on primary aluminum hedging activities totaling $17.1 and $1.1, respectively.

[7]	Assets in All Other represent primarily all of the Company’s cash and cash equivalents, metal and financial derivative assets, net assets in respect of VEBAs and net deferred income tax assets.

15. Restructuring and Other Exit Activities
During 2008 and 2009, the Company closed its Tulsa, Oklahoma facility and curtailed operations at its Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products. These restructuring efforts were substantially completed by the end of 2009; however, for the quarter and nine months ended September 30, 2010, the Company incurred and recorded in

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

its Fabricated Products segment $0.4 and $0.9, respectively, of restructuring benefit. Restructuring benefit for both the quarter and nine months ended September 30, 2011 was $0.3. Restructuring benefits in all periods presented were primarily related to revisions of previously estimated employee termination costs relating to these restructuring efforts. Accrued restructuring liabilities at December 31, 2010 was $0.4, which were related to estimated employee-termination and other personnel costs. There were no remaining accrued restructuring liabilities at September 30, 2011.

16. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$5.6	$1.5
Income taxes paid	$1.4	$0.3
Supplemental disclosure of non-cash transactions:
Non-cash capital expenditures	$0.3	$0.6
Issuance of Nichols Promissory Note - Note 4	$—	$6.7
17. Other Income (Expense), Net
Other income (expense), net consisted of the following, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income	—	$0.2	$0.2	$0.2
Unrealized gains (losses) on financial derivatives[1]	4.1	(3.9)	2.2	(3.0)
All other, net	(0.2)	0.1	(0.2)	0.1
Other non-operating income (expense), net	$3.9	$(3.6)	$2.2	$(2.7)
______________________

[1]	See “Derivative Financial Instruments” in Note 1 for a discussion of accounting policy for such instruments.

18. Subsequent Events
The Company has evaluated events subsequent to September 30, 2011, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements and that the following items represent subsequent events that merit disclosure herein:
     Dividend Declaration. On October 11, 2011, the Company announced that its Board of Directors declared a cash dividend of $0.24 per share on the Company’s outstanding common stock to be paid on November 15, 2011 to stockholders of record at the close of business on October 25, 2011.

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
At September 30, 2011, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market segment applications. Through these facilities, which comprise our Fabricated Products segment, we produced and shipped approximately 424.1 million pounds of semi-fabricated aluminum products which comprised effectively all of our total consolidated net sales of approximately $983.7 million during the nine months ended September 30, 2011.
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
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that generally allow us to pass the underlying cost of metal onto customers, or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement onto customers, for some of our higher value-added products sold on a spot basis, our ability to change prices can lag, sometimes by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average London Metal Exchange (“LME”) transaction prices per pound of primary aluminum for the nine month periods ended September 30, 2011 and September 30, 2010 were $1.13 and $0.96, respectively. The average LME transaction price per pound of primary aluminum for the quarters ended September 30, 2011 and September 30, 2010 were $1.09 and $0.95, respectively. At October 24, 2011, the LME transaction price per pound was $0.98.
Our highly engineered products are manufactured to meet demanding requirements of aerospace and defense, general engineering, automotive and other industrial applications. We have focused our business on select end market segment applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with a broad product offering, “Best in Class” customer satisfaction, and the ability to provide superior products through our KaiserSelect® product line. Our KaiserSelect® products are manufactured to deliver enhanced product characteristics with improved consistency, which results in better performance, lower waste, and, in many cases, lower cost for our customers.
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
We expect the North American automotive sector build rates for 2011 to increase approximately 10% over 2010. Our automotive products typically have specific performance attributes in terms of machinability and mechanical properties and are used for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2008, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 5%, as automotive OEMs and their suppliers converted applications to aluminum to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
     Highlights of the quarter ended September 30, 2011 include:

•
Fabricated Products segment shipments of 134.8 million pounds, a 4% increase from the third quarter of 2010, resulting primarily from stronger demand in the aerospace/high strength and automotive applications;

•	Consolidated net income of $4.4 million and earnings per diluted share of $0.23, including pre-tax, non-cash mark-to-market losses on derivative positions of approximately $12.7 million;

•	Continued ramp-up of the new world class rod and bar extrusion facility in Kalamazoo, Michigan;

•
The extension and amendment of our revolving credit facility to increase the commitment by $100 million to $300 million, extend the maturity to September 2016, improve pricing and provide more flexibility;

•	Combined cash balances and net borrowing availability under our revolving credit facility of approximately $305 million, with no borrowings under that facility as of September 30, 2011; and

•	Declaration of a regular dividend of $4.7 million, or $0.24 per common share, paid on August 15, 2011 to stockholders of record as of July 25, 2011.
Results of Operations
Consolidated Selected Operational and Financial Information
The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices) for the quarters and nine month periods ended September 30, 2011 and September 30, 2010. See “Segment and Business Unit Information” below for information regarding our reportable segment – Fabricated Products – and our other business units, which are aggregated and referred to herein as All Other.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere herein. See Note 14 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011	2010
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs):
Fabricated Products	134.8		129.3	424.1	389.9
All Other[1]	—		—	—	0.4
	134.8		129.3	424.1	390.3
Average Realized Third-Party Sales Price (per pound):
Fabricated Products[2]	$2.39		$2.04	$2.32	$2.08
All Other[1]	$—		$—	$—	$0.92
Net Sales:
Fabricated Products	$322.3		$263.4	$983.7	$813.0
All Other [1]	—		—	—	0.3
Total Net Sales	$322.3		$263.4	$983.7	$813.3
Segment Operating Income (Loss):[3]
Fabricated Products[4,5]	$25.8		$5.3	$82.4	$59.6
All Other[6]	(20.3)		7.9	(41.0)	(27.6)
Total Operating Income	$5.5		$13.2	$41.4	$32.0
Income tax provision	$(0.7)		$(0.4)	$(10.2)	$(7.7)
Net Income	$4.4	—	$5.5	$20.2	$14.4
Capital Expenditures	$8.8		$8.2	$22.9	$34.9
______________________

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

[3]
We periodically reassess the methodologies used to allocate costs among our business units to assess segment profitability. In the fourth quarter of 2010, we modified the allocation of incentive compensation expense relating to both our long-term incentive plans and certain short-term incentive plans to our business units. These reclassifications have no impact on our segment or consolidated Net sales, or our consolidated operating income. All interim period results of 2010 have been retrospectively adjusted for consistency with such cost allocation. As a result, an additional $0.6 million and $2.4 million of charges relating to our long-term incentive plans and certain short-term employee incentive plans are reflected in the operating results of the Fabricated Products segment in the quarter and nine months ended September 30, 2010, respectively; accordingly, such costs have been excluded from the operating results of All Other for the corresponding periods.

[4]
Fabricated Products segment results for the quarter and nine months ended September 30, 2011 include non-cash mark-to-market losses on natural gas, electricity and foreign currency hedging activities totaling $2.0 million and $0.6 million, respectively. Fabricated Products segment results for the quarter and nine months ended September 30, 2010 include non-cash mark-to-market losses on natural gas, electricity and foreign currency hedging activities of $2.4 million and $5.2 million, respectively. For further discussion regarding mark-to-market matters, see Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

[5]
Fabricated Products segment operating results for the quarter and nine months ended September 30, 2011 include non-cash last-in, first-out (“LIFO”) inventory (benefits) charge of $(7.1) million and $12.8 million, respectively, and metal losses (gains) of approximately $8.7 million and $(9.7) million, respectively. Fabricated Products segment operating results for the quarter and nine months ended September 30, 2010 include LIFO inventory (benefits) charges of $(2.0) million and $6.2 million, respectively, and metal losses (gains) of approximately $4.0 million and $(3.3) million, respectively.

[6]
The changes in operating income in All Other were driven by the Corporate and Other and the Hedging business unit operating results. Included in the operating results of Corporate and Other were $2.1 million and $6.5 million of net periodic pension benefit income relating to certain voluntary employees’ beneficiary associations for the benefit of certain retirees, their surviving spouses and eligible dependents (the “VEBAs”) for the quarter and nine months ended September 30, 2011, respectively, as compared to $0.4 million and $1.3 million of net periodic pension benefit expense for the quarter and nine months ended September 30, 2010, respectively. In addition, for the quarter and nine months ended September 30, 2011, non-cash mark-to-market losses on primary aluminum hedging activities were $14.8 million and $21.4 million, respectively, as compared to non-cash mark-to-market gains on primary aluminum of $17.1 million and $1.1 million for the quarter and nine months ended September 30, 2010, respectively. For further discussion regarding mark-to-market matters, see “Derivatives” below and Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

     Summary. We reported net income of $4.4 million and $5.5 million in the quarters ended September 30, 2011 and September 30, 2010, respectively. We reported net income of $20.2 million and $14.4 million in the nine month periods ended September 30, 2011 and September 30, 2010, respectively. Both quarters and nine-month periods include a number of non-run-rate items that are more fully explained below.
     Net Sales. We reported Net sales in the quarter ended September 30, 2011 of $322.3 million compared to $263.4 million in the quarter ended September 30, 2010. Net sales in the nine months ended September 30, 2011 were $983.7 million compared to $813.3 million in the nine months ended September 30, 2010. As more fully discussed below, the increases in Net sales during both the quarter and nine months ended September 30, 2011 were due to both an increase in average realized price per pound and an increase in Fabricated Products segment shipments. The average realized price per pound for Fabricated Products segment increased in both the quarter and nine months ended September 30, 2011 compared to prior year periods as a result of higher value-added revenue and higher underlying metal prices that we attempt to pass onto customers. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products segment firm price sales agreements limit our losses, as well as gains, from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items in the quarter ended September 30, 2011 totaled $297.7 million, or 92% of Net sales, compared to $229.3 million, or 87% of Net sales, in the quarter ended September 30, 2010. Cost of products sold, excluding depreciation, amortization and other items in the nine months ended September 30, 2011 totaled $878.6 million, or 89% of Net sales, compared to $717.2 million, or 88% of Net sales, in the nine months ended September 30, 2010. Included in Cost of products sold, excluding depreciation, amortization and other items were $(16.8) million and $14.7 million of unrealized mark-to-market (losses) gains on our derivative positions in the quarters ended September 30, 2011 and September 30, 2010, respectively. Unrealized mark-to-market losses on our derivative positions were $22.0 million and $4.1 million in the nine month periods ended September 30, 2011 and September 30, 2010, respectively. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for the quarters and nine month periods ended September 30, 2011 and September 30, 2010.
     Restructuring Costs and Other Charges. We recorded restructuring benefits of $0.3 million and $0.9 million during the nine months ended September 30, 2011 and September 30, 2010, respectively. Such benefits consist primarily of revisions to previously estimated employee termination costs and were incurred and recorded in the Company’s Fabricated Products segment. Restructuring expenses in all subsequent periods included in this Report were immaterial. See Note 15 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for additional information regarding our 2008 and 2009 restructuring activities.

     Depreciation and Amortization. Depreciation and amortization in the quarter ended September 30, 2011 was $6.2 million compared to $4.8 million in the quarter ended September 30, 2010. Depreciation and amortization in the nine months ended September 30, 2011 was $18.9 million compared to $13.8 million in the nine months ended September 30, 2010. Depreciation and amortization expense increased primarily due to (i) bringing on-line certain production equipment relating to our investment in the Kalamazoo, Michigan facility, (ii) additional depreciation expense relating to property, plant and equipment acquired in connection with the acquisitions of the Florence, Alabama facility and the Chandler, Arizona (Extrusion) facility, and (iii) amortization of intangible assets acquired in connection with these acquisitions.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $13.1 million in the quarter ended September 30, 2011 compared to $16.5 million in the quarter ended September 30, 2010. The decrease during the quarter ended September 30, 2011 was primarily due to (i) a $2.5 million decrease in periodic pension benefit expense with respect to VEBAs and (ii) a $1.4 million decrease in worker's compensation expense at our non-operating locations due to changes in estimated case reserve, partially offset by an increase of $0.6 million relating to our long-term and short-term incentive plans.
Selling, administrative, research and development, and general expense totaled $45.3 million in the nine months ended September 30, 2011 compared to $49.2 million in the nine months ended September 30, 2010. The decrease during the nine months ended September 30, 2011 was primarily due to (i) a $7.8 million decrease in periodic pension benefit expense with respect to VEBAs, (ii) a $2.2 million decrease in worker's compensation expense at our non-operating locations due to lower estimated case reserve in 2011 and higher estimated incurred but not reported expenses in 2010 relating to historical workers’ compensation cases, partially offset by (i) an increase in environmental expense of $1.7 million, (ii) an increase in selling expense of approximately $1.7 million primarily as a result of the acquisition of our Chandler, Arizona (Extrusion) facility effective January 1, 2011 and the acquisition of our Florence, Alabama facility on August 9, 2010 and (iii) an increase in research and development expense of approximately $1.2 million.
     Interest Expense. Interest expense of $4.3 million and $13.2 million in the quarter and nine months ended September 30, 2011, respectively, were primarily related to cash and non-cash interest expense incurred in connection with our cash convertible notes (the “Notes”) and our revolving credit facility, net of $0.4 million and $0.8 million, respectively, of interest capitalization to Construction in progress. Interest expense of $3.7 million and $7.2 million in both the quarter and the nine months ended September 30, 2010, respectively, was primarily related to cash and non-cash interest expense incurred on the Notes and our revolving credit facility, net of $0.8 million and $2.7 million of interest costs capitalized as part of Construction in progress in the quarter and nine months ended September 30, 2010, respectively.
     Other Income (Expense), Net. Other income (expense), net was $3.9 million in the quarter ended September 30, 2011, compared to $(3.6) million in the quarter ended September 30, 2010. Other income (expense), net was $2.2 million in the nine months ended September 30, 2011, compared to $(2.7) million in the nine months ended September 30, 2010. The fluctuations in Other income (expense), net for the quarters and nine month periods ended were primarily driven by net unrealized mark-to-market changes on the derivative instruments relating to the Notes.
     Income Tax Provision. The income tax provision in the nine months ended September 30, 2011 was $10.2 million, reflecting an effective tax rate of 33.5%. The difference between the effective tax rate and the projected blended statutory tax rate in this period was primarily the result of a decrease in the valuation allowance of $0.8 million due to a change in tax law in the State of Illinois, resulting in a 2.7% decrease in the effective tax rate, a decrease in unrecognized tax benefits, including interest and penalties, of $0.4 million resulting in a 1.5% decrease in the effective tax rate, a decrease of $0.2 million related to a return to provision adjustment, resulting in a 0.7% decrease to the effective tax rate, partially offset by the impact of a non-deductible compensation expense of $0.2 million, resulting in a 0.5% increase in the effective tax rate.
The income tax provision for the nine months ended September 30, 2010 was $7.7 million, reflecting an effective tax rate of 34.7%. The difference between the effective tax rate and the projected blended statutory tax rate for this period was primarily related to unrecognized tax benefits, including interest and penalties, of $1.1 million, resulting in a 5% decrease in the effective tax rate, partially offset by the impact of non-deductible compensation expense of $0.5 million, resulting in a 2.1% increase in the effective tax rate.

Derivatives
From time to time, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes, and (iii) foreign currency requirements with respect to our foreign subsidiaries, investment, and cash commitments for equipment purchases. In March 2010, in connection with the issuance of the Notes, we purchased cash-settled call options (the “Call Options”) relating to our common stock to limit our exposure to the cash conversion feature of the Notes (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1.

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
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, was $(18.2) million and $0.7 million, respectively. The decrease in the aggregate fair value during the nine months ended September 30, 2011 was primarily due to (i) fluctuations in underlying primary aluminum, gas and electricity prices, partially offset by (ii) a net increase in the fair values of derivatives related to the Notes as a result of decrease in our stock price. Changes in the fair value of our derivative contracts that relate to operational hedging activities are reflected in operating income (see Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Such changes in the fair value of these contracts resulted in the recognition of a $22.0 million unrealized mark-to-market loss during the nine months ended September 30, 2011. We consider this loss to be a non-run-rate item.
Fair Value Measurement
We apply the fair value hierarchy for the recognition and measurement of assets and liabilities. An asset or liability’s fair value classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We also consider counterparty risk in our assessment of fair value.
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
     Cash Conversion Feature of the Notes and Call Options — The value of the cash conversion feature of the Notes is measured as the difference between the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Call Options are valued using a binomial lattice valuation model. See Note 12 of Notes to Interim Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Report for additional disclosure regarding these valuations; such disclosure is incorporated herein by reference.
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
Fabricated Products
The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment, for each period presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shipments (mm lbs)	134.8	129.3	424.1	389.9
Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$1.20	$0.98	$1.19	$1.00
Average realized third-party value-added revenue	$1.19	$1.06	$1.13	$1.08
Average realized third-party sales price	$2.39	$2.04	$2.32	$2.08
Net sales	$322.3	$263.4	$983.7	$813.0
Segment Operating Income	$25.8	$5.3	$82.4	$59.6
The table below provides shipment and value-added revenue information (in millions of dollars except shipments and value-added revenue per pound) for each of the primary end-market segment applications of our Fabricated Products segment, for each period presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shipments (mm lbs):
Aero/HS Products	49.0	39.4	139.8	119.0
GE Products	50.4	51.9	171.4	168.0
Automotive Extrusions	15.7	14.1	48.2	40.0
Other Products	19.7	23.9	64.7	62.9
	134.8	129.3	424.1	389.9

Value-added revenue:[1]
Aero/HS Products	$96.3	$73.5	$272.8	$222.1
GE Products	41.6	42.1	133.7	134.3
Automotive Extrusions	13.2	12.2	40.0	33.9
Other Products	9.9	9.7	30.9	32.0
	$161.0	$137.5	$477.4	$422.3

Value-added revenue per pound:
Aero/HS Products	$1.97	$1.87	$1.95	$1.87
GE Products	0.83	0.81	0.78	0.80
Automotive Extrusions	0.84	0.87	0.83	0.85
Other Products	0.50	0.41	0.48	0.51
	$1.19	$1.06	$1.13	$1.08
______________________

[1]	Value-added revenue represents net sales less hedged cost of alloyed metal.
For the quarter ended September 30, 2011, Net sales of fabricated products increased by 22% to $322.3 million, as compared to the quarter ended September 30, 2010, due primarily to a 17% increase in average realized sales price and a 4% increase in shipments. The increase in shipments was comprised of (i) a 24% increase in Aero/HS Products shipments primarily due to higher commercial aerospace demand for plate and sheet products as well as the inclusion of shipments out of the acquired Chandler, Arizona (Extrusion) and the Florence, Alabama facilities, (ii) an 11% increase in Automotive Extrusion shipments as we saw new aluminum automotive extrusion programs using our products ramp up as well as an increase in existing programs due to the increase in North American automotive build rates, offset by (iii) a 3% decrease in GE Products shipments due to service center destocking during the third quarter of 2011 and (iv) an 18% decrease in shipments of, as well as unfavorable mix shifts among, our Other Products. Average realized third-party sales price increased, reflecting both higher underlying hedged, alloyed metal prices passed through to customers as well as higher value added revenue per pound. Higher value-added revenue per pound reflected a greater percentage of Aerospace/HS products sold in the quarter ended September 30, 2011.
For the nine months ended September 30, 2011, Net sales of fabricated products increased by 21% to $983.7 million, as compared to Net sales of fabricated products for the nine months ended September 30, 2010, due primarily to a 12% increase in average realized sales price and a 9% increase in shipments. The increase in shipments reflected improved economic conditions and stronger demand for all of our products. Shipments of Aero/HS Products were 17% higher for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to higher commercial aerospace demand for plate and sheet products as well as the inclusion of shipment out of the acquired Chandler, Arizona (Extrusion) and Florence, Alabama facilities. Shipments of Automotive Extrusions increased 21% over the prior year as we saw new aluminum automotive extrusion programs using our products ramp up as well as an increase in existing programs due to the increase in North American automotive build rates. Average realized third-party sales price increased, reflecting both higher underlying hedged, alloyed metal prices passed through to customers, as well as higher value-added revenue per pound due to a higher percentage of Aerospace/HS products sold in the nine months ended September 30, 2011.
Operating income in the Fabricated Products segment included several large non-run-rate items in each of the periods presented below, as follows (amounts are in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating income	$25.8	$5.3	$82.4	$59.6
Impact to operating income of non-run-rate items:
Metal (losses) gains (before considering LIFO)	(8.7)	(4.0)	9.7	3.3
Non-cash LIFO benefits (charges)	7.1	2.0	(12.8)	(6.2)
Mark-to-market losses on derivative instruments	(2.0)	(2.4)	(0.6)	(5.2)
Restructuring benefits	0.3	0.4	0.3	0.9
Impairment on held for sale assets	—	—	—	(1.9)
Environmental expenses	(0.1)	(13.1)	(0.6)	(13.5)
Operating non-run-rate items	(3.4)	(17.1)	(4.0)	(22.6)
Operating income excluding non-run-rate items	$29.2	$22.4	$86.4	$82.2
As noted above, operating income excluding identified non-run-rate items for the quarter ended September 30, 2011 was $6.8 million higher than operating income excluding such items for the quarter ended September 30, 2010. Operating income excluding identified non-run-rate items for the nine months ended September 30, 2011 was $4.2 million higher than operating income excluding such items for the nine months ended September 30, 2010. Such changes from period-to-period are reflected below:

	Quarter Ended September 30, 2011 vs. 2010 Favorable/(Unfavorable)	Nine Months Ended September 30, 2011 vs. 2010 Favorable/(Unfavorable)
Sales impact	$13.6	$25.6
Manufacturing inefficiency	(3.4)	(6.8)
Depreciation expense	(1.3)	(4.9)
Energy-related costs	(2.4)	(4.1)
Selling, general administrative and research and development expense	0.1	(3.2)
Planned major maintenance	1.3	0.3
Other	(1.1)	(2.7)
Total	$6.8	$4.2
The favorable sales impact in 2011 compared to 2010 was due to higher overall shipments of virtually all products, including additional shipments from the newly acquired Chandler, Arizona (Extrusion) and Florence, Alabama facilities. Higher Selling, general, administrative and research and development costs as compared to the 2010 periods were associated with the support of anticipated higher volume of business activity.
Segment operating results for the quarters and nine month periods ended September 30, 2011 and September 30, 2010 include gains (losses) on intercompany hedging activities with the Hedging business unit. For the quarters ended September 30, 2011 and September 30, 2010, such amounts included gains (losses) totaling $2.3 million and $(0.8) million, respectively. For the nine month periods ended September 30, 2011 and September 30, 2010, such amounts included gains (losses) totaling $11.6 million and $(2.7) million, respectively. These intercompany amounts eliminate in consolidation.
Outlook

The long-term prospects for aerospace and high strength applications remain strong, and we continue to expect strong demand growth for our products driven by increasing build rates, larger airframes, and continued conversion to monolithic design. We are well positioned to meet this growing demand. Our aerospace order book is strong in the fourth quarter, and we expect this strength to continue in 2012.

We also continue to be optimistic regarding automotive growth opportunities attributable to increasing aluminum extrusion content and higher build rates, which we anticipate will continue for the next several years. Our general engineering applications continue to experience slowly improving underlying demand. We expect normal fourth quarter seasonal weakness for our automotive and general engineering applications similar to our experience in 2010.

Overall, we expect that value added revenue and profitability in the fourth quarter 2011 will be similar to the third quarter, as the strong order book for aerospace applications is expected to offset the seasonal weakness we typically experience at year-end.

Longer term, we are well positioned in attractive, growing markets and, with improving demand and the benefit from our organic and acquisition investments, our long-term earnings potential remains strong. As evidenced by the recently announced expansion of our aerospace extrusion capacity at the Chandler, Arizona (Extrusion) facility and plans for further expansion of our aerospace plate capacity at the Spokane, Washington facility, we continue to have additional opportunities for growth. In addition, we will continue to consider complementary acquisitions.
All Other
     Secondary Aluminum. We own a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. While Anglesey currently expects to continue to conduct secondary aluminum remelt and casting operations, Anglesey is decommissioning the site and pursuing the disposition of its assets.  We do not expect those efforts to impact our results or result in any distribution by Anglesey to its owners.
Anglesey produces value-added secondary aluminum ingot and billet and sells 49% of its output to us. We in turn sell the secondary aluminum products to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we in substance act as an agent in connection with sales of secondary aluminum produced by Anglesey, our sales of such secondary aluminum are presented net of the cost of sales. Accordingly, net sales and operating income in the quarter and nine months ended September 30, 2011 were zero. Shipments, net sales and operating income for the nine months ended September 30, 2010 were 0.4 (in mm lbs), $0.3 million, and $0.1 million, respectively, representing residual activity of primary aluminum purchased from Anglesey while it operated as a smelter (prior to September 30, 2009) and resold by us in the first quarter of 2010.
See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on our investment in Anglesey and the suspension of equity method of accounting with respect to our ownership in Anglesey.
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
The table below provides a detail of operating (loss) income (in millions of dollars) from our Hedging business unit for each of the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Internal hedging with Fabricated Products[1,2]	$(2.3)	$0.8	$(11.6)	$2.7
Derivative settlements — External metal hedging [2]	1.6	(0.9)	11.9	(2.6)
Market-to-market on derivative instruments[2,3]	(14.8)	17.1	(21.4)	1.1
Total	$(15.5)	$17.0	$(21.1)	$1.2
______________________

[1]	Eliminates in consolidation.

[2]	Impacted by positions and market prices.

[3]	Represents unrealized mark-to-market loss on metal derivative instruments, which we consider to be non-run-rate.
     Corporate and Other. Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the

Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items for each of the periods presented (amounts are in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating expense	$(4.8)	$(9.1)	$(19.9)	$(28.9)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income (expense)	2.1	(0.4)	6.5	(1.3)
Environmental expense	—	(0.5)	(2.2)	(0.5)
Other operating benefits (charges)	—	—	0.2	(0.1)
Operating non-run-rate items	2.1	(0.9)	4.5	(1.9)
Operating expense excluding non-run-rate items	$(6.9)	$(8.2)	$(24.4)	$(27.0)
Corporate operating expenses excluding non-run-rate items for the quarter ended September 30, 2011 were $1.3 million lower than such expenses for the comparable period in 2010. The decrease primarily reflects (i) lower worker’s compensation expense related to our non-operating locations of $1.4 million due to changes in estimated case reserve and (ii) higher professional and other general administrative expenses of $0.4 million, partially offset by lower employee compensation expense of $0.4 million relating to our incentive programs.
Corporate operating expenses excluding non-run-rate items for the nine months ended September 30, 2011 were $2.6 million lower than such expenses for the comparable period in 2010. The decrease primarily reflects (i) a $0.9 million decrease in employee compensation expense relating to our long-term and short-term incentive programs and other benefit programs and (ii) lower worker’s compensation expense related to our non-operating locations of $2.2 million due to higher estimated incurred but not reported expenses in 2010 relating to historical workers’ compensation cases and lower estimated case reserve in 2011, partially offset by higher professional fees of $0.5 million in the nine months ended September 30, 2011.

Liquidity and Capital Resources
Summary
Cash and cash equivalents were $23.6 million at September 30, 2011, down from $135.6 million at December 31, 2010. The decrease in cash is primarily driven by $83.2 million of net cash consideration paid to purchase the Chandler, Arizona (Extrusion) facility effective January 1, 2011 and $58.4 million of increase in short-term operating assets and liabilities, to support increased business activity. Cash equivalents consist primarily of money market accounts, investments with an original maturity of three months or less when purchased, and other highly liquid investments. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. We have not experienced losses on our temporary cash investments.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. Short-term restricted cash, which is included in Prepaid expenses and other current assets, totaled $7.8 million at September 30, 2011 and $0.9 million at December 31, 2010. Long-term restricted cash, which is included in Other Assets, was $10.5 million at September 30, 2011 and $16.3 million at December 31, 2010. The $6.9 million increase in short-term restricted cash and the corresponding decrease in long-term restricted cash during the nine months ended September 30, 2011 resulted from a reclassification based on the anticipated release to us, within the next 12 months from the date of reclassification, of funds held in a trust account. Once the funds are released to us, such amount will be reclassified from short-term restricted cash to cash and cash equivalents.
On September 30, 2011, we and certain of our subsidiaries amended and extended our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) (see Note 4 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). There were no borrowings under the Revolving Credit Facility as of September 30, 2011, nor were there borrowings on the prior revolving credit facility during the nine months ended September 30, 2011, or as of December 31, 2010.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in millions of dollars):

	Nine Months Ended September 30,
	2011	2010
Total cash provided by (used in):
Operating activities:
Fabricated Products	$57.2	$81.4
All Other	(36.4)	(16.1)
Total cash flow from operating activities	$20.8	$65.3
Investing activities:
Fabricated Products	$(106.0)	$(42.6)
All Other	(1.4)	0.2
Total cash flow from investing activities	$(107.4)	$(42.4)
Financing activities:
Fabricated Products	$(8.1)	$—
All Other	(17.3)	90.5
Total cash flow from financing activities	$(25.4)	$90.5
Operating Activities
     Fabricated Products — For the nine months ended September 30, 2011, Fabricated Products segment operating activities provided $57.2 million of cash. Cash provided in the nine months ended September 30, 2011 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $105.0 million and an increase in accounts payable of $11.9 million, partially offset by an increase in accounts receivable of $34.9 million and an increase in inventory of $23.6 million.
Fabricated Products segment operating activities provided $81.4 million of cash during the nine months ended September 30, 2010. Cash provided during the nine months ended September 30, 2010 consists primarily of operating income excluding non-run-rate items, depreciation and amortization of $95.8 million, an increase in accounts payable of $5.6 million and cash flows from significant changes in long-term assets and liabilities of $10.6 million (which primarily represents cash received during the period from customers in advance of periods for which performance is completed). The foregoing cash inflows were partially offset by an increase in inventory of $31.8 million and an increase in accounts receivables of $4.6 million.
     All Other — Cash used in operations in All Other is comprised of (i) cash flows from Anglesey-related operating activities, (ii) cash flows from hedging activities, and (iii) cash used in corporate and other activities.
Corporate and other operating activities used $33.3 million and $28.0 million of cash during the nine month periods ended September 30, 2011 and September 30, 2010, respectively. Cash outflow from Corporate and other operating activities in the nine months ended September 30, 2011 consisted primarily of payments relating to (i) general and administrative costs of $21.3 million, (ii) interest on our Notes and revolving credit facilities of $5.1 million, (iii) our short-term incentive program in the amount of $1.9 million and (iv) annual contributions to the VEBAs totaling $2.2 million. Cash outflow from Corporate and other operating activities in the nine months ended September 30, 2010 consisted primarily of payments relating to (i) general and administrative costs of $20.8 million, (ii) our short-term incentive program in the amount of $2.7 million, (iii) annual VEBA contributions of $2.8 million, and (iv) interest on our revolving credit facilities of $1.2 million.
Anglesey-related activities used $1.3 million of cash for the nine months ended September 30, 2011, while Anglesey-related activities provided $7.5 million of cash for the nine months ended September 30, 2010. Operating cash flows were primarily related to changes in working capital in both periods.
Hedging-related activities used $1.8 million and provided $4.4 million of cash during the nine month periods ended September 30, 2011 and September 30, 2010, respectively. Cash flows in our Hedging business unit are related to internal hedging gains and losses as well as realized external hedging gains and losses on our derivative positions and are affected by the timing of settlement of such positions.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products during the nine months ended September 30, 2011 was $106.0 million, compared to $42.6 million of cash used during the nine months ended September 30, 2010. Cash used during the nine months ended September 30, 2011 reflects $83.2 million used for the acquisition of our Chandler, Arizona (Extrusion) facility and $22.8 million used for capital expenditures. Cash used in investing activities during the nine months ended September 30, 2010 includes $9.0 million used for the acquisition of the Florence, Alabama facility and $34.0 million used for capital expenditures. See “Capital Expenditures and Investments” below for additional information.
     All Other — Cash used in investing activities during the nine months ended September 30, 2011 in All Other was $1.4 million which primarily represents the deposit of $1.1 million restricted cash relating to workers' compensation and the purchase of available for sale securities in connection with our deferred compensation plan. Cash provided in investing activities during the nine months ended September 30, 2010 in All Other is comprised of a $1.1 million return of restricted cash to us relating to workers' compensation deposit, partially offset by $0.9 million of capital expenditures.
Financing Activities
     Fabricated Products — Cash used in financing activities for Fabricated Products during the nine months ended September 30, 2011 was $8.1 million, relating primarily to the full repayment of the outstanding principal balance of the promissory note in connection with the purchase of the land and building of our Los Angeles, California facility and principal payments in respect of the note issued by us in connection with the acquisition of our Florence, Alabama facility.
     All Other — Cash used in financing activities during the nine months ended September 30, 2011 was $17.3 million, representing (i) $14.1 million of cash dividends paid to our stockholders and holders of restricted stock and dividend equivalents paid to holders of restricted stock units and performance shares, (ii) $2.1 million of financing costs paid in connection with the amendment of our Revolving Credit Facility and (iii) $1.1 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares. See “Repurchases of Common Stock” below and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Report.
Cash provided by financing activities during the nine months ended September 30, 2010 was $90.5 million. The cash inflow consists primarily of proceeds generated from the issuance of the Notes and related transactions. We received $169.1 million of net proceeds from the sale of the Notes after deducting the initial purchasers’ discounts and transaction fees and fees and expenses of $5.9 million. Contemporaneously with the issuance of the Notes, we paid $31.4 million to purchase the Call Options, and received $14.3 million for issuing net-share-settled warrants. In addition, we used $44.2 million of the net proceeds from the Notes to repurchase approximately 1.2 million shares of our common stock. In addition to the financing transactions relating to the Notes, we also paid $14.3 million in cash dividends and dividend equivalents to our stockholders and holders of our restricted stock, restricted stock units and performance shares during the nine months ended September 30, 2010.
Sources of Liquidity
We believe our most significant sources of liquidity are funds generated from the expected results of operations, available cash and cash equivalents, and borrowing availability under our Revolving Credit Facility. We believe these sources will be sufficient to finance our cash requirements, including those associated with our strategic investments and existing expansion plans, for at least the next 12 months. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations and to fund planned capital expenditures will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
Our Revolving Credit Facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.
The table below summarizes recent availability and usage of the Revolving Credit Facility.

	September 30, 2011	October 24, 2011
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	289.8	291.4
Outstanding borrowings under Revolving Credit Facility	—	—
Outstanding letters of credit under Revolving Credit Facility	8.5	8.5
Net remaining borrowing availability	$281.3	$282.9
Borrowing rate (if applicable)	4.0%	4.0%
At September 30, 2011, we were in compliance with all covenants contained in the Revolving Credit Facility. We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity, should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would trigger measuring and maintaining a fixed charge coverage ratio.
See Note 4 of Notes to Interim Financial Statements of this Report for a description regarding the Revolving Credit Facility; such description is incorporated herein by reference.
Debt

On September 30, 2011, we fully prepaid the $7.0 million outstanding principal balance of a promissory note issued in connection with our December 2008 purchase of the land and buildings of our Los Angeles, California facility.
Mandatory principal payments on the outstanding borrowings under the Notes and the promissory note issued in connection with our acquisition of the Florence, Alabama facility (the "Nichols Promissory Note") at September 30, 2011, assuming no early conversions of the Notes, are as follows for each of the periods ending December 31 (see Note 3 and Note 4 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further details of the Notes and the Nichols Promissory Note):

		Payments Due by Period
	Total	2011	2012	2013	2014	2015 and Thereafter
Convertible Notes	$175.0	$—	$—	$—	$—	$175.0
Nichols Promissory Note	5.0	0.3	1.3	1.3	1.3	0.8
Total	$180.0	$0.3	$1.3	$1.3	$1.3	$175.8
As of September 30, 2011, the Notes were not convertible. We do not expect the Notes to be converted by investors prior to the first quarter of 2015 (if at all). See Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for information on the circumstances in which the Notes will become convertible prior to January 1, 2015.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. Capital spending during the nine months ended September 30, 2011 included spending at our Chandler, Arizona (Extrusion) facility, our Spokane, Washington facility, and other projects spread among most of our manufacturing locations to reduce operating costs, improve product quality, increase capacity and/or enhance operational security. We expect total capital expenditures and investments for Fabricated Products will be in the $30.0 million to $40.0 million range for all of 2011 and will be funded using cash generated from operations, available cash and cash equivalents, borrowings under the revolving credit facility and/or other third-party financing arrangements. We expect to have additional opportunities for growth that will support capital spending over the next few years at a pace equaling or exceeding the pace of 2011.

The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.

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

Dividends
During the nine month periods ended September 30, 2011 and September 30, 2010, we paid a total of $14.1 million and $14.3 million, or $0.72 per common share in both periods, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to holders of certain restricted stock units and performance shares.
On October 11, 2011, we announced that our Board of Directors declared a cash dividend of $0.24 per share on our common stock to be paid on November 15, 2011 to stockholders of record at the close of business on October 25, 2011.
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
Repurchases of Common Stock
Our Board of Directors approved a program for the repurchase of up to $75.0 million of our common shares to occur in open-market or privately negotiated transactions, at such times and prices as management deems appropriate, to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. As of September 30, 2011, $46.9 million remained available under this repurchase authorization.
During the first quarter of 2010, in connection with the issuance of the Notes, and pursuant to a separate authorization from our Board of Directors, we repurchased approximately 1.2 million shares of our outstanding common stock for $44.2 million, in privately negotiated, off-market transactions.
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are cancelled by us on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During the nine months ended September 30, 2011, we withheld 23,445 shares of common stock to satisfy employee tax withholding obligations. The withholding of common shares by us on the vesting date could be deemed a purchase of the common shares.
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
During the third quarter of 2010, we increased our environmental accruals in connection with our submission of a draft feasibility study to the Washington State Department of Ecology on September 8, 2010. The draft feasibility study included recommendations for a range of remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington, which may be implemented over the next 30 years. During the first half of 2011, we continued to work with the Washington State Department of Ecology to revise the draft feasibility study and to determine viable remedial approaches. As of September 30, 2011, no agreement with the Washington State Department of Ecology had been reached on the final remediation approach. The draft feasibility study is still subject to further reviews, public comment and regulatory approvals before a final consent decree is issued. We expect the consent decree to be issued in 2012.
At September 30, 2011, our environmental accrual of $21.4 million represented the low end of the range of incremental cost estimates based on proposed alternatives in the draft feasibility study relating to our Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by us. We expect that these remediation actions will be taken over the next 30 years and estimate that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $0.4 million in 2011, $1.2 million in 2012, $3.6 million in 2013, $0.8 million in 2014, $0.9 million in 2015 and $14.5 million in years thereafter through the balance of the 30-year period.
As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $21.9 million over the next 30 years. It is reasonably possible that our recorded estimate of our obligation may change in the next 12 months.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
During the nine months ended September 30, 2011, we granted additional stock-based awards to certain members of management and our non-employee directors, under our stock-based long term incentive plan (see Note 9 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
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
Total fabricated products shipments during the nine month periods ended September 30, 2011 and September 30, 2010 for which we had price risk were (in millions of pounds) 112.1 and 72.3, respectively. At September 30, 2011, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2011, 2012 and 2013 and thereafter totaling approximately (in millions of pounds) 57.2, 31.9, and 0.4, respectively.
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
We, from time to time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of September 30, 2011, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 96%, 74% and 46% of the expected natural gas purchases for the remainder of 2011, 2012 and 2013, respectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2011:

	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
July 1, 2011 - July 31, 2011	—	—	—	—
August 1, 2011 - August 31, 2011	—	—	—	—
September 1, 2011 - September 30, 2011	367	$54.47	—	$46.9
Total	367	$54.47	—	$46.9

________________________________
1 Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended September 30, 2011, we withheld 367 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and cancelled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

2 In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases were not authorized to commence until after July 6, 2008. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified, extended, or terminated by the Company’s Board of Directors at any time.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. [Removed and Reserved.]

Item 5. Other Information.
None.

Item 6. Exhibits.

10.1
Credit Agreement, dated as of September 30, 2011, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminium International, Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, as borrowers, certain financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC, as joint bookrunners and joint lead arrangers, Wells Fargo Capital Finance, LLC, as documentation agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on October 3, 2011, FIle No. 000-52105).

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

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 27, 2011

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Credit Agreement, dated as of September 30, 2011, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminium International, Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, as borrowers, certain financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC, as joint bookrunners and joint lead arrangers, Wells Fargo Capital Finance, LLC, as documentation agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on October 3, 2011, FIle No. 000-52105).

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