Form 10-K
period 2011-12-31
KAISER ALUMINUM CORP
filed 2012-02-29
CIK 811596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $0.9 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of February 23, 2012, there were 19,253,185 shares of common stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2012 annual meeting of stockholders are incorporated by reference into Part III of this Report on Form 10-K.

PART I
Item 1. Business
Forward-Looking Statements
This Annual Report on Form 10-K (“Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report, including Item 1. “Business — Business Operations,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates,” or the negative of the foregoing or other variations or comparable terminology, or by discussions of strategy.
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
Availability of Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other information with the Securities and Exchange Commission (“SEC”). You may inspect and, for a fee, copy any document that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. You may also obtain the documents that we file electronically from the SEC's website at http://www.sec.gov. Our filings with the SEC, as well as news releases, announcements of upcoming earnings calls and events in which management participates or hosts with members of the investment community, and an archive of webcasts of such earnings calls and investor events, and related investor presentations, are also available on our website at http://www.kaiseraluminum.com. Information on our website is not incorporated into this Report.
Business Overview
Founded in 1946, Kaiser Aluminum Corporation’s primary line of business is the production of semi-fabricated specialty aluminum products. We also own a 49% interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales.
Our operations consist of one reportable segment in the aluminum industry, Fabricated Products. In addition to the Fabricated Products segment, we also have three other business units, which consist of Secondary Aluminum, Hedging, and Corporate and Other. The Secondary Aluminum business unit sells value added products such as ingot and billet, produced from Anglesey, for which we receive a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities primarily in respect of our exposure to metal price risks related to our firm-price customer sales contracts. Our Corporate and Other business unit provides general and administrative support for our operations. For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat the Fabricated Products segment as its own reportable segment. We combine the three other business units, Secondary Aluminum, Hedging and the Corporate and Other, into one category, which we refer to as All Other. All Other is not considered a reportable segment (see “Business Operations” below).
At December 31, 2011, our Fabricated Products segment operated 11 focused production facilities in the United States and one in Canada. Through these facilities we manufacture rolled, extruded, and drawn aluminum products to strategically serve four end market segments: aerospace and high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products), extrusions for automotive applications (which we refer to as Automotive Extrusions), and other industrial products (which we refer to as Other products). See “Business Operations — Fabricated Products Segment” below for additional information. In 2011, we produced and shipped approximately 560.9 million pounds of semi-fabricated aluminum products from these facilities, which comprised effectively all of our consolidated net sales of approximately $1.3 billion.
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
Over the past five years, we have pursued significant capital spending initiatives to increase capacity and improve product capabilities, product quality, and efficiency. These initiatives include (i) a significant investment to expand our capacity and increase thickness capability to produce aluminum heat treat plate for Aero/HS applications at our Spokane, Washington facility to capitalize on significant demand growth and (ii) a major investment in our Kalamazoo, Michigan facility to improve capabilities and efficiencies of our rod and bar operations and to provide capacity for future growth in extrusion applications.
Additionally, we recently completed two strategic acquisitions to provide complementary products to our sheet, plate, cold finish and drawn tube products, primarily for aerospace applications. In August 2010, we acquired the Florence, Alabama manufacturing facility, and related assets, of Nichols Wire, Incorporated (“Nichols”), which manufactures bare mechanical alloy wire products, nails and aluminum rod and expands our offerings of small diameter rod, bar and wire products to our core end market segments for aerospace, general engineering and automotive applications. In January 2011, we purchased the manufacturing facility in Chandler, Arizona (the “Chandler, Arizona (Extrusion) facility”), and related assets, of Alexco, L.L.C. (“Alexco”), which manufactures hard alloy extrusions for the aerospace industry. During 2011, we commenced an expansion of the Chandler, Arizona (Extrusion) facility to provide further capacity to manufacture hard alloy extrusions for the aerospace industry and further strengthen our broad product offerings for aerospace applications.
Business Operations
Fabricated Products Segment
Overview
Our Fabricated Products segment produces rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market segment applications. As indicated above, the Fabricated Products segment focuses on products that strategically serve four end market segments, more particularly Aero/HS products, GE products, Automotive Extrusions and Other products. During 2011, 2010 and 2009, our North American fabricated products manufacturing facilities produced and shipped approximately 560.9 million, 514.2 million, and 428.5 million pounds of fabricated aluminum products, respectively, which accounted for approximately 100%, 100%, and 91% of our total net sales for 2011, 2010 and 2009, respectively.
Types of Products Produced
We have strategically chosen end market segments that allow us to utilize our core metallurgical capabilities to create value added products in markets that present opportunities for sales growth and premium pricing of differentiated products. The market for aluminum fabricated mill products is broadly defined to include flat-rolled, extruded, drawn, forged and cast aluminum products, used in a variety of end market applications. We participate in certain portions of the markets for flat-rolled and extruded/drawn products, focusing on highly engineered products for aerospace/high strength, general engineering, automotive and other industrial end market applications.
The table below provides shipment, sales and value added revenue information (in millions of dollars except for shipment information) for our end market applications:

	Years Ended December 31,
	2011		2010		2009
Shipments (mm lbs):
Aero/HS Products	192.0	34%	158.9	31%	144.8	34%
GE Products	220.2	39%	217.4	42%	189.0	44%
Automotive Extrusions	62.8	11%	54.2	11%	36.2	8%
Other Products	85.9	16%	83.7	16%	58.5	14%
	560.9	100%	514.2	100%	428.5	100%
Sales:
Aero/HS Products	$596.3	46%	$467.6	43%	$415.5	46%
GE Products	447.0	34%	394.8	37%	327.1	36%
Automotive Extrusions	126.9	10%	98.7	9%	65.8	7%
Other Products	131.1	10%	117.7	11%	88.7	11%
	$1,301.3	100%	$1,078.8	100%	$897.1	100%
Value added revenue[1]:
Aero/HS Products	$376.5	58%	$295.4	53%	$278.0	54%
GE Products	175.2	27%	174.0	31%	164.7	32%
Automotive Extrusions	51.6	8%	45.6	8%	31.3	6%
Other Products	40.9	7%	40.9	8%	39.4	8%
	$644.2	100%	$555.9	100%	$513.4	100%
_______________________
1 Value added revenue represents net sales less hedged cost of alloyed metal.
Aero/HS Products. Our Aero/HS products include high quality heat treat plate and sheet, as well as cold finish bar, seamless drawn tube, hard alloy extrusions, and billet that are manufactured to demanding specifications for the global aerospace and defense industries. These industries use our products in applications that demand high tensile strength, superior fatigue resistance properties and exceptional durability even in harsh environments. For instance, aerospace manufacturers use high-strength alloys for a variety of structures that must perform consistently under extreme variations in temperature and altitude. Our Aero/HS products are used for a wide variety of end uses. We make aluminum plate, sheet, extruded shapes, and tube for aerospace applications, and we manufacture a variety of specialized rod and bar products that are incorporated in diverse applications. The aerospace and defense industries’ consumption of fabricated aluminum products is driven by overall levels of airframe build rates, which are cyclical in nature, and defense spending, as well as the potential availability of competing materials such as composites. Demand has increased for thick plate with growth in “monolithic” construction of commercial and other aircraft. In monolithic construction, aluminum plate is heavily machined to form the desired part from a single piece of metal (as opposed to creating parts using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds). Military applications for heat treat plate and sheet include aircraft frames and skins.
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
Types of Manufacturing Processes Employed
We utilize the following manufacturing processes to produce our fabricated products:
     Flat Rolling. The traditional manufacturing process for aluminum flat-rolled products uses ingot, a large rectangular slab of aluminum, as the starter material. The ingot is processed through a series of rolling operations, both hot and cold. Finishing steps may include heat treatment, annealing, coating, stretching, leveling or slitting to achieve the desired metallurgical, dimensional and performance characteristics. Aluminum flat-rolled products are manufactured using a variety of alloys, a range of tempers (hardness), gauges (thickness) and widths, and various coatings and finishes. Flat-rolled aluminum semi-finished products are generally either sheet (under 0.25 inches in thickness) or plate (up to 15 inches in thickness). The vast majority of the North American market for aluminum flat-rolled products uses “common alloy” material for construction, sheet and plate, beverage/food can, and other applications. However, we have focused our efforts on “heat treat” products, which are distinguished from common alloy products by higher strength and other desired product attributes. The primary end market segments of heat treat flat-rolled sheet and plate are for Aero/HS and GE products.
     Extrusion. The extrusion process typically starts with a cast billet, which is an aluminum cylinder of varying length and diameter. The first step in the process is to heat the billet to an elevated temperature whereby the metal is malleable. The billet is put into an extrusion press and pushed, or extruded, through a die that gives the material the desired two-dimensional cross section. The material is either quenched as it leaves the press, or subjected to a post-extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is then straightened by stretching and cutting to length before being hardened in aging ovens. The largest end market segments for extruded products are in the construction, general engineering and custom products. Building and construction products represent the single largest end market segment for extrusions by a significant amount. However, we have strategically chosen to focus on extruded products for general engineering and automotive end market segments, utilizing our well-developed technical expertise, strong production capability and high product quality to meet the requirements of these more demanding applications.
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
A description of the manufacturing processes and category of products at each of our production facilities at December 31, 2011 is shown below:

Location	Manufacturing Process	Types of Products
Chandler, Arizona (Extrusion)	Extrusion	Aero/HS
Chandler, Arizona (Tube)	Extrusion/Drawing	Aero/HS
Florence, Alabama	Drawing	Aero/HS, GE, Other
Jackson, Tennessee	Extrusion/Drawing	Aero/HS, GE
Kalamazoo, Michigan	Extrusion	GE
London, Ontario	Extrusion	Auto
Los Angeles, California	Extrusion	GE, Other
Newark, Ohio	Extrusion/Rod Rolling	Aero/HS, GE
Richland, Washington	Extrusion	GE
Richmond (Bellwood), Virginia	Extrusion/Drawing	Auto, GE
Sherman, Texas	Extrusion	GE, Other
Spokane, Washington	Flat Rolling	Aero/HS, GE

As reflected by the table above, many of our facilities employ the same basic manufacturing process and produce the same type of products. We make a significant effort to tightly integrate the management of our Fabricated Products business unit across multiple manufacturing locations, product lines, and end market segments to maximize the efficiency of product flow to customers. Purchasing is centralized for the Fabricated Products business unit’s primary aluminum requirements in order to better manage price, credit and other benefits. Our sales force and the management thereof are also significantly integrated as many customers purchase a number of different products that are produced at different plant facilities. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused on their specific processes and end market segments.
Raw Materials
To make our fabricated products we purchase primary aluminum ingot and recycled and scrap aluminum from third party suppliers in varying percentages depending on various market factors including price and availability. The price for primary aluminum purchased for the Fabricated Products business unit is typically based on the Average Midwest Transaction Price (or “Midwest Price”), which from 2009 to 2011, has ranged between approximately $0.05 to $0.08 per pound above the price traded on the London Metal Exchange (or “LME”) depending on primary aluminum supply/demand dynamics in North America. Recycled and scrap aluminum is typically purchased at a discount to ingot prices but can require additional processing. In addition to producing fabricated aluminum products for sale to third parties, certain of our production facilities provide one another with billet, log or other intermediate material for production in lieu of purchasing such items from third-party suppliers. For example, our Newark, Ohio facility supplies billet and log to the Jackson, Tennessee and the Florence, Alabama facilities.
Pricing
The price we pay for primary aluminum, the principal raw material for our fabricated aluminum products business, is typically the Midwest Price. We manage the risk of fluctuations in the price of primary aluminum through a combination of pricing policies, internal hedging and financial derivatives. Our three principal pricing mechanisms are as follows:

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

•	Firm price. Some of our customers pay a firm price. We hedge the metal price risk that we bear on such firm-price customer contracts with financial derivatives.
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
     Aero/HS Products. Approximately 56% of our Aero/HS product shipments are sold to metal distributors with the remainder sold directly to end market segment customers. Sales are made primarily under contracts (with terms spanning from one year to several years) as well as on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and direct sales representatives in Western Europe and China. Primary demand drivers for Aero/HS products include the level of commercial aircraft construction spending (which in turn is often subject to broader economic cycles) and defense spending.
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
     Automotive Extrusions. Our Automotive Extrusions are sold primarily to first tier automotive suppliers under annual or medium-term sales contracts. Almost all sales of Automotive Extrusions occur through direct channels using a North American direct sales force that works closely with our technical sales organization. Key demand drivers for our Automotive Extrusions include the level of North American light vehicle manufacturing and increased use of aluminum in vehicles in response to increasingly strict governmental standards for fuel efficiency.
     Other Products. Other products are primarily sold directly to industrial end users under medium-term sales contracts.

Almost all sales of these products occur through direct channels using a North American direct sales force, often working closely with our technical sales organization. Demand for industrial products is linked to the overall strength of the U.S. industrial economy.
Customers
In 2011, our Fabricated Products business unit had approximately 1,000 customers. The largest, Reliance Steel & Aluminum (“Reliance”), and the five largest customers for fabricated products accounted for approximately 21% and 42%, respectively, of our net sales in 2011. The loss of Reliance, as a customer, would have a material adverse effect on us. However, we believe that our relationship with Reliance is good and that the risk of loss of Reliance as a customer is remote.
Research and Development
We operate three research and development centers. Our Rolling and Heat Treat Center and our Metallurgical Analysis Center are both located at our Trentwood facility in Spokane, Washington. The Rolling and Heat Treat Center has complete hot rolling, cold rolling and heat treat capabilities to simulate, in small lots, processing of flat-rolled products for process and product development on an experimental scale. The Metallurgical Analysis Center consists of a full metallographic laboratory and a scanning electron microscope to support research development programs as well as respond to plant technical service requests. The third center, our Solidification and Casting Center, is located in Newark, Ohio and has a developmental casting unit capable of casting billets and ingots for extrusion and rolling experiments. The casting unit is also capable of casting full size billets and ingots for processing on the production extrusion presses and rolling mills. See Note 1 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information about our research and development costs.
The combination of our research and development work and concurrent product and process development within our production operations has resulted in the creation and delivery of value added KaiserSelect® products.
All Other
All Other consists of our Secondary Aluminum, Hedging and Corporate and Other business units.
     Secondary Aluminum. We own a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Anglesey sells 49% of the secondary aluminum ingot and billet it produces to us, which we resell to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we in substance act as an agent in connection with sales of secondary aluminum produced by Anglesey, our secondary aluminum sales are accounted for net of cost of sales, and we reported zero net sales in 2011.
Anglesey operated as a primary aluminum smelter until September 30, 2009, when it fully curtailed its smelting operations due to the inability to find affordable power upon the expiration of its long-term power contract. While operating as a smelter during the first nine months of 2009, we purchased 49% of Anglesey's primary aluminum production which we resold at market prices. Net sales of primarily aluminum represented approximately 9% of our total net sales for 2009.
We suspended the use of the equity method of accounting with respect to our ownership in Anglesey commencing in the quarter ended September 30, 2009. As a result, we did not record equity in income from Anglesey for any of the periods presented in this Report. We will not resume the use of the equity method of accounting with respect to our investment in Anglesey unless or until (i) our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. We do not anticipate the occurrence of such events during the next 12 months.
Although Anglesey is decommissioning a portion of the site and pursuing the disposition of some of its assets, Anglesey currently expects to continue to conduct secondary aluminum remelt and casting operations. We do not expect those efforts to impact our results or result in any distribution by Anglesey to its owners.
Hedging. Our pricing of fabricated aluminum products, discussed above, is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk on to our customers. However, in certain instances we enter into firm-price arrangements and incur price risk on our anticipated primary aluminum purchases in respect of the customer orders. At the time our Fabricated Products segment enters into a firm-price contract, our Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in the Hedging business unit. Results from internal hedging activities between Fabricated Products and Hedging eliminate in consolidation. The Hedging business unit uses third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts. Total fabricated product shipments for which we were subject to price risk were 157.0, 97.0, and 162.7 (in millions of pounds) during 2011, 2010 and 2009, respectively.

Through September 30, 2009, the Hedging business unit also conducted hedging activities in respect of our exposure to British Pound Sterling exchange rates relating to Anglesey’s smelting operations.
All hedging activities are managed centrally to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors. Hedging activities are conducted in compliance with a policy approved by our Board of Directors, and hedging transactions are only entered into after appropriate approvals are obtained from our hedging committee (members of which include our chief executive officer and key financial officers).
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
Competition
The fabricated aluminum industry is highly competitive. We concentrate our fabricating operations on highly engineered products for which we believe we have production capability, technical expertise, high product quality, and geographic and other competitive advantages. We differentiate ourselves from our competitors by pursuing “Best in Class” customer satisfaction, which is driven by quality, availability, price, service, delivery performance, and having a broad product offering, including the superior product attributes of our Kaiser Select® product line. Our Kaiser Select® products are manufactured to deliver enhanced product characteristics with improved consistency which results in better performance, lower waste, and, in many cases, lower cost for our customers.
Our primary competitors in the global heat treated flat-rolled products are Alcoa and Constellium. In the extrusion market, we compete with many regional participants, as well as larger companies with a national presence, such as SAPA, Norsk Hydro and Alcoa. Some of our competitors are substantially larger, have greater financial resources, and may have other strategic advantages, including more efficient technologies or lower raw material costs.
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
For heat treat plate and sheet products, particularly for aerospace applications, new competition is limited by technological expertise that only a few companies have developed through significant investment in research and development. Further, use of plate and sheet in safety critical applications make quality and product consistency critical factors. Suppliers must pass a rigorous qualification process to sell to airframe manufacturers. Additionally, significant investment in infrastructure and specialized equipment is required to supply heat treat plate and sheet.
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
Employees
At December 31, 2011, we employed approximately 2,600 persons, of which approximately 2,540 were employed in our Fabricated Products segment and approximately 60 were employed in our corporate group, most of whom are located in our offices in Foothill Ranch, California.
The table below shows each manufacturing and warehouse location, the primary union affiliation, if any, and the expiration date for the current union contracts. As indicated below, union affiliations are with the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL — CIO, CLC (“USW”),

International Association of Machinists (“IAM”) and International Brotherhood of Teamsters (“Teamsters”). We have adopted a position of neutrality regarding the unionization of any of our employees.

Contract
Location	Union	Expiration Date
Chandler, AZ (Tube)	USW	Mar 2012[1]
Chandler, AZ (Extrusion)	Non-union	—
Florence, AL	USW	Mar 2014
Jackson, TN	Non-union	—
Kalamazoo, MI	USW	Feb 2016
London, Ontario	USW Canada	Feb 2012[1]
Los Angeles, CA	Teamsters	May 2012[1]
Newark, OH	USW	Sept 2015
Richland, WA	Non-union	—
Richmond (Bellwood), VA	USW/IAM	Nov 2014
Sherman, TX	IAM	Dec 2013
Spokane, WA	USW	Sept 2015
Plainfield, IL	Teamsters	Apr 2012[2]
_________________________
1 These labor contracts are currently under negotiation for renewal.
2 We have effectuated a complete withdrawal from the Teamster pension fund effective October 28, 2011 pursuant to the termination of the Plainfield operation.
Environmental Matters
We are subject to a number of environmental laws, fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.
We have established procedures for regularly evaluating environmental loss contingencies, including those arising from environmental reviews and investigations and any other environmental remediation or compliance matters. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on current laws and regulations, existing requirements, currently available facts, existing technology, and our assessment of the likely remediation actions to be taken.
During the third quarter of 2010, we increased our environmental accruals in connection with the submission of a draft feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) on September 8, 2010 (the “Feasibility Study”). The draft Feasibility Study included recommendations for a range of alternative remediations to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington which may be implemented over the next 30 years. The draft Feasibility Study indicates a range of viable remedial approaches, but agreement has not yet been reached with the Washington State Ecology on the final remediation approach. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before the final decree is issued. We expect the consent decree to be issued in late 2012.
At December 31, 2011, environmental accrual of $22.0 million represented our best estimate of the incremental cost based on proposed alternatives in the draft Feasibility Study related to our Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by us. We expect that these remediation actions will be taken over the next 30 years and estimate that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $1.2 million in 2012, $3.6 million in 2013, $1.8 million in 2014, $0.8 million in 2015, $0.6 million in 2016 and $14.0 million for years thereafter through the balance of the 30-year period.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $21.7 million over the next 30 years. It is reasonably possible that our recorded estimate may change in the next 12 months.

Legal Structure
Our current corporate structure is summarized as follows:

•	We directly own 100% of the issued and outstanding shares of capital stock of Kaiser Aluminum Investments Company, a Delaware corporation (“KAIC”), which functions as an intermediate holding company.

•
We directly own 100% of the ownership interest in Kaiser Aluminum Beijing Trading Company, which was formed in China for the primary purpose of engaging in market development and commercialization and distribution of our products in Asia.

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

•	Kaiser Aluminum Canada Limited, an Ontario corporation, which holds the assets and liabilities associated with our London, Ontario facility;

•	DCO Management, LLC, a Delaware limited liability company, which, as a successor by merger to Kaiser Aluminum & Chemical Corporation, holds our remaining non-operating assets and liabilities;

•
Kaiser Aluminium Mill Products, Inc., a Delaware corporation, which functions primarily as the purchaser and seller of products produced by Anglesey and also engages in market development and commercialization and distribution of our products in Europe;

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
In addition to the factors discussed elsewhere in this Report, the risks described below are those which we believe are material to our company. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, financial position, results of operations and cash flows as well as the trading price of our common stock.
We have experienced and continue to experience the effects of global economic uncertainty.
The U.S. and global economies have recently experienced and continue to experience a period of substantial uncertainty with wide-ranging effects, including:

•
disruption in global financial markets that has at times reduced the liquidity available to us, our customers, our suppliers and the purchasers of products that materially affect demand for our products, including commercial airlines;

•
a weakened global banking and financial system that creates ongoing risk and exposure to the impact of non-performance by banks committed to provide financing, hedging counterparties, insurers, customers and suppliers;

•	extreme volatility in commodity prices that can materially impact the results of our hedging strategies, increase near-

term cash margin requirements, reduce the value of our inventories and borrowing base under our revolving credit facility and result in substantial non-cash charges as we adjust inventory values and mark-to-market our hedge positions;

•	substantial reductions in consumer spending that have reduced the demand for some applications that use our products;

•	destocking and restocking of inventory levels throughout the supply chain for certain of our products;

•	our inability to achieve the level of growth or other benefits anticipated from our acquisitions and other strategic investments, and the integration of acquired businesses;

•	increases in our costs, including the cost of energy, raw materials and freight costs, which we are unable to pass through to our customers;

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
The fabricated products segment of the aluminum industry is highly competitive. Competition in the sale of fabricated aluminum products is based upon quality, availability, price and service, including delivery performance. Many of our competitors are substantially larger than we are and have greater financial resources than we do, and may have other strategic advantages, including aluminum smelting capacity providing a long-term natural hedge that facilitates the offering of fixed price contracts without margin exposure, more efficient technologies or lower raw material costs. Our facilities are located in North America. To the extent that our competitors have or develop production facilities located outside North America, they may be able to produce similar products at a lower cost or sell those products at a lower price either during periods when the currency exchange rates favor foreign competition or through a process of dumping those products in violation of existing trade laws. We may not be able to adequately reduce our costs or prices to compete with these products. Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, any one of which could have a material adverse effect on our financial position, results of operations and cash flows.
We depend on a core group of significant customers.
In 2011, our largest fabricated products customer, Reliance Steel & Aluminum Company, accounted for approximately 21% of our fabricated products net sales, and our five largest customers accounted for approximately 42% of our fabricated products net sales. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. In addition, a prolonged or increasing downturn in the business or financial position of any of our significant customers could cause any one or more of them to limit purchases to contractual minimum volumes, seek relief from contractual minimums or breach those obligations, all of which could materially and adversely affect our financial position, results of operations and cash flows.
Our industry is very sensitive to foreign economic, regulatory and political factors that may adversely affect our business.
We import primary aluminum from, and manufacture fabricated products used in, foreign countries. Factors in the politically and economically diverse countries in which we operate or have customers or suppliers, including inflation, fluctuations in currency and interest rates, availability of financial capital, competitive factors, civil unrest and labor problems, could affect our financial position, results of operations and cash flows. Our financial position, results of operations and cash flows could also be adversely affected by:

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
We derive a significant portion of our revenue from products sold to the aerospace industry, which is highly cyclical. The aerospace industry is historically driven by the demand for new commercial aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of the U.S. and global economies and numerous other factors, including the effects of terrorism. The aerospace industry also suffered significantly in the wake of the events of September 11, 2001, resulting in a sharp decrease globally in new commercial aircraft deliveries and order cancellations or deferrals by the major airlines. Despite existing backlogs, continued financial uncertainty in the industry, inadequate liquidity of certain airline companies, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.
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
Our fabricated aluminum products compete with products made from other materials, such as steel and composites, for various applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of alternative materials to aluminum, such as composites, in order to reduce the weight and increase the fuel efficiency of aircraft. Additionally, the automotive industry, while motivated to reduce vehicle weight with the use of aluminum, may revert to steel for certain applications. The willingness of customers to accept substitutions for aluminum could adversely affect the demand for our products, particularly our aerospace and high strength products and automotive extrusions, and thus adversely affect our financial position, results of operations and cash flows.
Downturns in the automotive and heavy duty truck and trailer industries could adversely affect our business.
The demand for our automotive extrusions and many of our general engineering and other industrial products is dependent on the production of cars, light trucks, SUVs, and heavy duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. Production cuts by U.S. manufacturers may adversely affect the demand for our products. Substantial structural costs, including pension, healthcare and labor costs, have resulted in severe financial difficulty, including bankruptcy, for several North American automotive related manufacturers and first tier suppliers in recent years, with serious effects on the conditions of the markets which directly affect the demand of our products. If other North American automotive-related manufacturers and first tier suppliers experience such difficulties or bankruptcy, there could be further serious effects on such markets. Similarly, the continuation of relatively weak demand for new cars, light trucks, SUVs, and heavy duty vehicles and trailers, particularly in the U.S., could have a material adverse effect on our financial position, results of operations and cash flows.
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
Our revolving credit facility contains negative and financial covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on our ability to grant liens, engage in mergers, sell assets, incur debt, engage in different businesses, make investments, pay dividends, and repurchase shares. With respect to the revolving credit facility, if we fail to satisfy the covenants set forth therein or an event of default thereunder occurs and continues, we could be prohibited from borrowing under it, or it could be terminated. If we cannot borrow under the revolving credit facility, we could be required to seek additional financing, which may not be available, or may not be available on commercially acceptable terms, or may have to curtail our operations. If the revolving credit facility is terminated and we do not have sufficient cash on hand to pay any amounts outstanding under the facility or access to additional financing, we could be required to sell assets. In addition, a payment default, including an acceleration following an event of default, under our revolving credit facility or under our indenture for our cash convertible notes, could each trigger an event of default under the other debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our debt, including our cash convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our debt will depend on the capital markets and our financial position at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The conditional conversion features of our cash convertible senior notes, if triggered, may adversely affect our financial position, operating results and cash flows.
In the event the conditional conversion features of our cash convertible senior notes are triggered, holders of such notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle our conversion obligation through the payment of cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operation and cash flows. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our cash convertible senior notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including bankruptcies of several major financial institutions. If one or more of the option counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in volatility of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations, by one of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock and we may be prevented under our revolving credit facility (or any replacement credit facility) from paying the cash amount due upon the conversion of our cash convertible senior notes. We can provide no assurances as to the financial stability or viability of any of the option counterparties.
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
From time to time in the ordinary course of business, we enter into hedging transactions to limit our exposure to price risks relating to primary aluminum prices, energy prices and foreign currency. To the extent that these hedging transactions fix prices or exchange rates and primary aluminum prices, energy costs or foreign exchange rates are below the fixed prices or rates established by these hedging transactions, our income and cash flows will be lower than they otherwise would have been. Additionally, to the extent that primary aluminum prices, energy prices and/or foreign currency exchange rates deviate materially and adversely from fixed, floor or ceiling prices or rates established by outstanding hedging transactions, we fail to satisfy the covenants, or an event of default occurs under the terms of the underlying documents, we could incur margin calls that could adversely impact our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. Conversely, we are exposed to risks associated with the credit worthiness of our hedging counterparties. The credit worthiness of hedging counterparties is inherently difficult to assess and can change quickly and dramatically, as demonstrated by the bankruptcies of Lehman Brothers and, more recently, MF Global. Non-performance by a counterparty could have a material adverse effect on our financial position, results of operations and cash flows.
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
A significant number of our employees are represented by labor unions under labor contracts with varying durations and expiration dates, including labor contracts with the the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL - CIO, CLC, or “USW”, covering seven of our manufacturing locations. Employees represented by labor unions under labor contracts represented approximately 68% of our employees at December 31, 2011. Contracts at our manufacturing locations expire in 2012 through 2016, and a majority of the contracts that expire in 2012 are currently under negotiation for renewal. We may not be able to renegotiate or negotiate these or our other labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits that could materially and adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention or result in union-initiated work actions, including strikes or work stoppages, that could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.
Our participation in multi-employer union pension plans may have a material adverse effect on our financial performance.
We are required to make contributions to multi-employer pension plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits generally are based on a fixed amount for each year of service. Based on the most recent information available to us, we believe a number of these multiemployer plans are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can impact remaining employers. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.
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
We are subject to numerous environmental laws and regulations with respect to, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. Compliance with these environmental laws is and will continue to be costly.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As discussed in Management’s Annual Report on Internal Control Over Financial Reporting under Item 9A. "Controls and Procedures" of this Report, during the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the identification of a material weakness relating to our review of the completeness and accuracy of the information used to value the postretirement benefit obligations of the voluntary employee's beneficiary association that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (the “Union VEBA”). A “material weakness” is a control deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although (1) the postretirement benefit obligations of the Union VEBA has no impact on our liquidity or cash flow and (2) our financial obligation to the Union VEBA does not depend on its funding status, if we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the Nasdaq Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may be subject to increase in insurance costs, we may not have access to the capital markets, and our stock price may be adversely affected.
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
We have net operating loss carry-forwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the United States. The net operating loss carry-forwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Internal Revenue Code of 1986 (the “Code”). We entered into a stock transfer restriction agreement with one of our largest stockholders, and our certificate of incorporation was amended to prohibit and void certain transfers of our common stock. Both reduce the risk that an ownership change will jeopardize our net operating loss carry-forwards. Because U.S. tax law limits the time during which carry-forwards may be applied against future taxes, we may not be able to take full advantage of the carry-forwards for federal income tax purposes. In addition, federal and state tax laws pertaining to net operating loss carry-forwards may be changed from time to time such that the net operating loss carry-forwards may be reduced or eliminated. If the net operating loss carry-forwards become unavailable to us or are fully utilized, our future income will not be shielded from federal and state income taxation, and the funds otherwise available for general corporate purposes would be reduced.
Transfer restrictions and other factors could hinder the market for our common stock.
In order to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carry-forwards, for purposes of Sections 382 and 383 of the Code, we entered into a stock transfer restriction agreement with one of our largest stockholders, and amended and restated our certificate of incorporation to include restrictions on transfers involving 5% ownership. These transfer restrictions may make our stock less attractive to large institutional holders, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our common stock and otherwise hinder the market for our common stock.
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
Our annual variable payment obligations to the VEBAs are linked with our profitability, which means that not all of our earnings will be available to our stockholders.
We are obligated to make annual payments to the VEBAs calculated based on our profitability and therefore, not all of our earnings will be available to our stockholders. The aggregate amount of our annual payments to the VEBAs is capped however at $20 million and is subject to other limitations. As a result of these payment obligations, our earnings and cash flows may be reduced. In connection with the renegotiation and entry of a labor agreement with the USW, we agreed to extend our obligation to make annual payments to the Union VEBA to September 30, 2017. Although our obligation to make annual payments to the Union VEBA terminates for periods beginning after September 30, 2017, the Union VEBA or other groups representing our current and future retired hourly employees may seek to extend our obligation beyond the termination date. Any such extension could have a material adverse effect on our financial position, results of operations and cash flows.
The ownership of our stock is concentrated, with a few owners who may, individually or collectively, exert significant influence over us.

Certain investment funds, advisers and organizations own greater than 5% of our outstanding common stock as of December 31, 2011. As a result, any of them could have significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.
The USW has director nomination rights through which it may influence us, and USW interests may not align with our interests or the interests of our other investors.
Pursuant to agreements between us and the USW, the USW has the right to nominate candidates which, if elected, would constitute 40% of our Board of Directors through September 30, 2015, at which time the USW is required to cause any director nominated by the USW to submit his or her resignation to our Board of Directors, which submission our Board of Directors may accept or reject in its discretion. As a result, the directors nominated by the USW have a significant voice in the decisions of our Board of Directors. It is possible that the USW may seek to extend the term of the agreement and its right to nominate board members beyond 2015.
Payment of dividends may not continue in the future, and our payment of dividends and stock repurchases are subject to restriction.
In June 2007, our Board of Directors initiated the payment of a regular quarterly cash dividend. A quarterly cash dividend has been paid in each subsequent quarter. The future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, financial position, and anticipated cash requirements. We can give no assurance that dividends will be declared and paid in the future. Additionally, our revolving credit facility, as amended and restated on September 30, 2011, restricts our ability to pay dividends and repurchase our common shares if we do not maintain certain borrowing availability or if we are in default.
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
Delaware law, our governing documents and a stock transfer restriction agreement with the Union VEBA may impede or discourage a takeover, which could adversely affect the value of our common stock.
Provisions of Delaware law, our certificate of incorporation and bylaws and a stock transfer restriction agreement with the Union VEBA may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. Our certificate of incorporation prohibits certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. In addition, we are party to a stock transfer restriction agreement with the Union VEBA which limits its ability to transfer our common stock. The general effect of these transfer restrictions is to ensure that a change in ownership of more than 45% of our outstanding common stock cannot occur in any three-year period without the consent of our Board of Directors. These rights and provisions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
As of December 31, 2011, the locations of the principal plants and other materially important physical properties relating to our Fabricated Products segment are below:

Location	Square footage	Owned or Leased
Chandler, Arizona (Extrusion)	89,000	Owned/Leased[1]
Chandler, Arizona (Tube)	93,000	Owned/Leased[2]
Florence, Alabama	252,000	Owned
Jackson, Tennessee	310,000	Owned
Kalamazoo, Michigan	465,000	Leased[3]
London, Ontario (Canada)	265,000	Owned
Los Angeles, California	183,000	Owned
Newark, Ohio	1,293,000	Owned
Richland, Washington	45,000	Leased[4]
Richmond (Bellwood), Virginia	430,000	Owned
Sherman, Texas	313,000	Owned
Spokane, Washington	2,866,000	Owned/Leased[5]
Total	6,604,000

___________________________________

[1]	The Chandler, Arizona (Extrusion) facility is subject to a land lease with a primary lease term that expires in 2023. The manufacturing facility is owned by us and is not subject to any leases.

[2]
The Chandler, Arizona (Tube) facility is subject to a land lease with a primary lease term that expires in 2033. We have certain extension rights in respect of the Chandler, Arizona (Tube) facility lease. The manufacturing facility is owned by us and is not subject to any leases.

[3]	The Kalamazoo, Michigan facility is subject to a lease with a 2033 expiration date.

[4]	The Richland, Washington facility is subject to a lease that expires in 2016, subject to certain extension rights held by us.

[5]
The Spokane, Washington facility consists of 2,745,000 square feet, which is owned by us, and 121,000 square feet, which is subject to a lease with a 2015 expiration date and a renewal option subject to certain terms and conditions.

Plants and equipment and other facilities are generally in good condition and suitable for their intended uses.
Our corporate headquarters, located in Foothill Ranch, California, is a leased facility consisting of 28,000 square feet at December 31, 2011, with an expiration date of June 2016.

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our outstanding common stock is traded on the Nasdaq Global Select Market under the ticker symbol “KALU.”
The following table sets forth the high and low sale prices of our common stock for each quarterly period for fiscal years 2011 and 2010:

	High	Low
Fiscal 2011
First quarter	$52.77	$45.88
Second quarter	$54.62	$46.37
Third quarter	$56.30	$43.71
Fourth quarter	$49.46	$40.26
Fiscal 2010
First quarter	$44.40	$32.83
Second quarter	$41.63	$32.91
Third quarter	$43.23	$33.90
Fourth quarter	$52.00	$42.07
Holders
As of February 23, 2012, there were approximately 633 holders of record of our common stock.
Dividends
We declare and pay regular quarterly cash dividends to holders of our common stock, including holders of restricted stock. We also pay quarterly dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to one half of the performance shares issued under our equity and performance incentive plan. Total cash dividends (and dividend equivalents) paid in 2011, 2010 and 2009 were $0.96 per share (or $18.9 million), $0.96 per share (or $19.0 million) and $0.96 per share (or $19.6 million), respectively.
On January 13, 2012, we announced that our Board of Directors approved the declaration of a quarterly cash dividend of $0.25 per common share, or $4.9 million (including dividend equivalents), which was paid on February 15, 2012 to stockholders of record at the close of business on January 24, 2012.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements. We can give no assurance that dividends will be declared and paid in the future.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock with: (i) the Russell 2000 and (ii) the S&P SmallCap 600. The graph assumes (i) an initial investment of $100 as of July 7, 2006, the first day on which our common stock began trading on the Nasdaq Stock Market and (ii) reinvestment of all dividends. We are a component of both the Russell 2000 index and the S&P SmallCap 600 index.The performance graph is not necessarily indicative of future performance of our stock price.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kaiser Aluminum Corporation, the S&P Smallcap 600 Index, and the Russell 2000 Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Kaiser Aluminum Corporation
S&P Smallcap 600
Russell 2000

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Issuer Repurchases of Equity Securities
The following table provides information regarding our repurchases of our common shares during the quarter ended December 31, 2011:

	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
October 1, 2011 - October 31, 2011	38,459	$49.35	—	$—
November 1, 2011 - November 30, 2011	—	—	—	—
December 1, 2011 - December 31, 2011	733	49.00	—	46.9
Total	39,192	$49.34	—	$46.9

________________________________

[1]
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which is deemed a purchase of the common shares by us on the date of withholding. During the quarter ended December 31, 2011, we withheld 39,192 shares of common stock to satisfy employees' minimum statutory tax withholding obligations. All such shares were withheld and cancelled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares, with repurchase transactions to occur in open-market or privately negotiated transactions at such times and prices as management deemed appropriate and to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. All shares repurchased under this stock repurchase program were treated as treasury shares. As of December 31, 2011, $46.9 million remained available for repurchases under the existing authorization.

Item 6. Selected Financial Data
The following table represents our selected financial data. The table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” of this Report. The table below reflects the effects of the restatement discussed in Note 20 in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions of dollars, except shipments, average sales price and per share amounts)
Net sales	$1,301.3	$1,079.1	$987.0	$1,508.2	$1,504.5
Net income (loss)	$25.1	$12.0	$70.5	$(68.5)	$101.0
Basic income (loss) per share:
Net income (loss) per share	$1.32	$0.61	$3.51	$(3.45)	$4.91
Diluted income (loss) per share:
Net income (loss) per share	$1.32	$0.61	$3.51	$(3.45)	$4.91
Shipments (mm lbs)	560.9	514.6	542.4	691.6	705.0
Average realized sales price (per lb)	$2.32	$2.10	$1.82	$2.18	$2.13
Cash dividends declared per common share	$0.96	$0.96	$0.96	$0.66	$0.54
Capital expenditures	$32.5	$38.9	$59.2	$93.2	$61.8
Depreciation and amortization expense	$25.2	$19.8	$16.4	$14.7	$11.9

	December 31,
	2011	2010	2009	2008	2007
Total assets	$1,320.6	$1,318.9	$1,054.6	$1,145.4	$1,165.2
Long-term borrowings, including amounts due within one year	179.7	188.0	7.0	43.0	—

In addition to the operational results discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” significant items that impacted the financial results included, but were not limited to, the following:
     2011:

•
We completed the strategic acquisition from Alexco of the Chandler, Arizona (Extrusion) facility, which manufactures hard alloy extrusions for the aerospace industry. Cash consideration for the acquisition was approximately $83.2 million (which was net of $4.9 million cash received in the acquisition). During 2011, we commenced an expansion of the Chandler, Arizona (Extrusion) facility to provide further capacity to manufacture hard alloy extrusions for the aerospace industry and further strengthen our broad product offerings for aerospace applications.

•	We amended our revolving credit facility to increase the commitment by $100 million to $300 million, extend the maturity to September 2016, improve pricing, and provide more financial flexibility.

•
We fully repaid the $7.0 million outstanding principal balance of a promissory note issued in connection with our December 2008 purchase of the land and buildings of our Los Angeles, California facility.

•	We recorded $25.9 million of non-cash, pre-tax, unrealized mark-to-market losses on our derivative positions.

•	We recorded $16.2 million of interest expense relating to amortization of non-cash debt discount and debt issuance cost as well as cash interest expense in connection with the Notes.

•	We generated $62.8 million of cash from operations.

•	We paid dividends and dividend equivalents totaling $18.9 million during the year.

•
The Union VEBA sold 1,321,485 shares of our common stock at a weighted-average price of $49.58 per share thereby increasing VEBA assets by $65.5 million and increasing Stockholders’ equity by $40.5 million (net of tax).

     2010:

•	To enhance our liquidity and financial strength and flexibility, in March 2010 we implemented a new financing structure, comprised of:

•
A $200 million revolving credit facility maturing in March 2014, secured by substantially all of the accounts receivable and inventory of our domestic operating subsidiaries and certain other assets and proceeds relating thereto;

•	The issuance of the Notes in the aggregate principal amount of $175 million;

•	The purchase of call options indexed to our own stock to hedge the cash obligations upon potential conversion of the Notes;

•	The issuance of warrants at an initial exercise price of $61.36 per share; and

•	The repurchase of approximately 1.2 million shares of our common stock, using $44.2 million of the net proceeds from the Notes offering.

•	We recorded $11.3 million of interest expense relating to amortization of non-cash debt discount and debt issuance cost as well as cash interest expense in connection with the Notes.

•	We recorded $5.6 million of non-cash, pre-tax, unrealized mark-to-market losses on our derivative positions.

•
We increased our environmental reserve by $13.9 million, of which $13.4 million was in connection with our submission of a draft Feasibility Study to the Washington State Ecology on September 8, 2010 to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington facility and to reflect plans for remediation for the next 30 years.

•
We completed the strategic acquisition of the manufacturing facility in Florence, Alabama, and related assets, of Nichols. Consideration for the acquisition was $15.7 million, consisting of a $9.0 million cash payment and a promissory note of $6.7 million, as well as the assumption of certain liabilities totaling approximately $2.1 million.

•	We received $4.8 million of cash and recorded a $1.9 million asset impairment charge in connection with the sale of our Greenwood, South Carolina facility.

•	We recorded a $2.7 million asset impairment charge in regard to certain property, plant and equipment.

•	We generated $66.3 million of cash from operations.

•	We paid dividends and dividend equivalents totaling $19.0 million during the year.

•
The Union VEBA sold 1,321,485 shares of our common stock at a weighted-average price of $39.39 per share thereby increasing VEBA assets by $52.1 million and increasing Stockholders’ equity by $32.5 million (net of tax).

     2009:

•	We recorded $80.5 million of non-cash, pre-tax, unrealized mark-to-market gains on our derivative positions.

•	We generated $127.7 million of cash from operations, repaid $36 million borrowed in the previous year under our revolving credit facility.

•	We paid dividends and dividend equivalents totaling $19.6 million during the year.

•	We recorded a $9.3 million lower of cost or market inventory adjustment in the first quarter of 2009 due to a decline in metal prices following December 31, 2008.

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

•
We recorded restructuring costs and other charges of $5.4 million, principally related to involuntary employee termination and other personnel costs in connection with (i) the closure of our Tulsa, Oklahoma facility, (ii) the curtailment of operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products, and (iii) the reduction of personnel at certain other locations to streamline costs.

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

•
We recorded an impairment charge of $37.8 million and a corresponding decrease to Investment in and advances to unconsolidated affiliate in the fourth quarter of 2008 based on the expectation that Anglesey would fully curtail its smelting operations upon the expiration of its power contract at the end of September 2009 and that we would not be able to recover our investment in Anglesey.

•
In June 2008, Anglesey suffered a localized fire and power failure that resulted in Anglesey operating below its maximum capacity during the second half of 2008. Anglesey returned to its normal production level in the fourth quarter of 2008 and received $20 million in a partial insurance settlement in December 2008.

•
We announced a $75 million stock repurchase plan and repurchased 572,706 shares of common stock at a weighted-average price of $49.05 per share, or total cost of $28.1 million, under the repurchase plan.

•	We began drawing down on our revolving credit facility during the last two quarters of 2008 and had $36.0 million of outstanding borrowings at the end of the year.

•	We paid dividends and dividend equivalents totaling $17.2 million during the year.
     2007:

•	During the fourth quarter, we repaid our $50 million term loan.

•	In June 2007, our Board of Directors initiated a regular quarterly dividend of $0.18 per share. We paid total dividends of $7.4 million during the year.

•	In addition, we determined that we met the “more likely than not” criteria for recognition of our deferred tax assets, and we released the vast majority of the valuations allowance.

•
The Union VEBA sold 1,446,480 shares of our common stock at a weighted-average price of $64.19 per share, thereby increasing VEBA assets by $92.8 million and increasing Stockholders’ equity by $82.9 million (net of tax).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The consolidated financial information for 2010 and 2009 has been updated within the Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the effects of the restatement as more fully described in Note 20, "Restatement of Previously Issued Consolidated Financial Statements" included in Item 8. “Financial Statements and Supplementary Data” of this Report.
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
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Management Review of 2011 and Outlook for the Future;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments, and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Report. This discussion reflects the effects of the restatement in Note 20, Item 8. “Financial Statements and Supplementary Data.”
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
At December 31, 2011, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market segment applications. Through these facilities, we produced and shipped approximately 560.9 million pounds of semi-fabricated aluminum products which comprised effectively all of our total consolidated net sales of approximately $1,301.3 million during the year ended December 31, 2011.
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
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers, or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement onto customers, for some of our higher value-added products sold on a spot basis, our ability to change prices can lag, sometimes by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for 2011, 2010 and 2009 were $1.09, $0.99 and $0.76, respectively. At February 23, 2012, the LME transaction price per pound was $1.01.
Our highly engineered products are manufactured to meet demanding requirements of aerospace and defense, general engineering, automotive and other industrial applications. We have focused our business on select end market segment applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with “Best in Class” customer satisfaction and a broad product offering, including superior products in our Kaiser Select® product line. Our Kaiser Select® products are manufactured to deliver enhanced product characteristics with improved consistency which results in better performance, lower waste, and, in many cases, lower cost for our customers.
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
Our products are also sold into defense end market segments. Ongoing requirements of active military engagements continue to drive demand for our products. Longer term, we expect the production of the F-35, or Joint Strike Fighter, to also drive demand for our high strength products.
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
We expect the 2012 North American automotive sector build rates to increase approximately 10% over 2011. Our automotive products typically have specific performance attributes in terms of machinability and mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2010, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.5%, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat our Fabricated Products segment as its own reportable segment. We combine our three other business units, Secondary Aluminum, Hedging and Corporate and Other into one category, which we refer to as All Other. All Other is not considered a reportable segment (see Note 15 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report).
     Management Review of 2011 and Outlook for the Future
Overall Fabricated Products shipment volumes in 2011 increased as compared to 2010, reflecting improved economic conditions and stronger demand across all our end market applications. Shipments of aerospace and high strength products increased in 2011 due primarily to higher demand for heat treat plate and sheet for commercial aerospace applications. In addition, shipments from recently acquired facilities (Chandler, Arizona (Extrusion) and Florence, Alabama) contributed to the increase from 2010. Shipments of automotive extrusion products increased due to higher North American automotive build rates and the ramp up of our new aluminum extrusion programs.
Our 2011 results reflected a 9% increase in Fabricated Products shipment volume and a 10% increase in Fabricated

Products realized prices. The increase in prices in our Fabricated Products segment reflects both higher value-added revenue per pound and higher underlying hedged, alloyed metal prices passed through to customers. Value-added revenue per pound increased due to a shift in mix toward higher margin products during the year.
In 2011, we (i) integrated fully the manufacturing facility in Chandler, Arizona, and other assets, of Alexco into the operations of our Fabricated Products segment, (ii) continued to ramp up production at our world class Kalamazoo, Michigan casting and extrusion facility, (iii) continued to improve manufacturing efficiencies to achieve further cost improvements over our 2010 performance, (iv) expanded our product offering of KaiserSelect® products to meet the needs and specifications of our customers, (v) continued to strengthen our platform for growth through the strategic acquisitions and continued investment in our business, and (vi) strengthened our financial position through the refinancing of our revolving credit facility.

The long-term prospects for aerospace and high strength applications remain strong, and we continue to expect strong demand growth for our products driven by increasing build rates, larger airframes, and continued conversion to monolithic design. We are well positioned to meet this growing demand. Our value added revenue for aerospace applications achieved record levels in 2011, and we expect robust demand to continue in 2012.

We also continue to be optimistic about automotive growth opportunities attributable to increasing aluminum extrusion content and higher build rates, which we anticipate will continue for the next several years. Demand for our general engineering applications continues to reflect an ongoing, slow but steady economic recovery. We expect to see improving demand and normal seasonal strength for our automotive and general engineering applications in the first half of 2012.

Longer term, we are well positioned in attractive, growing markets, particularly aerospace and automotive. With improving demand and the benefit from our organic and acquisition investments yet to be realized, our long-term earnings potential remains strong. As evidenced by the expansion of our aerospace extrusion capacity at the Chandler, Arizona (Extrusion) facility and plans for further expansion of our aerospace plate capacity at the Spokane, Washington facility, announced in 2011, we continue to have additional opportunities for growth. In addition, we will continue to consider complementary acquisitions.
Our focus in 2012 will be:

•
continuing to differentiate ourselves with additional KaiserSelect® products, “Best In Class” customer satisfaction, strong delivery performance, expanded product breadth, and broader geographic marketing presence;

•	continuing to improve the manufacturing efficiencies of our facilities to generate additional cost improvements over our 2011 performance; and

•	continuing to invest in our facilities to support growth and further enhance operating efficiencies.
Results of Operations
     Fiscal 2011 Summary

•
Net sales in 2011 increased to $1,301.3 million compared to $1,079.1 million for 2010. The increase included higher Fabricated Products segment shipment volume, reflecting improved economic conditions and stronger demand for products across our end market segments.

•
Our operating income for 2011 was $55.0 million compared to operating income of $41.1 million for 2010. Operating income for 2011 included items that we consider to be non-run-rate, which totaled to a charge of $31.2 million, primarily related to non-cash mark-to-market losses on our derivative positions. Operating income for 2010 included significant non-run-rate items totaling to a charge of $24.0 million, primarily related to environmental expenses of $13.9 million and a non-cash impairment charge of $4.6 million in regard to certain assets relating to Property, plant and equipment (see further discussion of our operating income before non-run-rate in “Segment and Business Unit Information” below).

•	Net income for 2011 was $25.1 million, compared to $12.0 million of net income for 2010. Net income for 2011 and 2010 included the non-run-rate items as discussed above.

•	Our effective tax provision rate for 2011 was 39.2% (see discussion in “Consolidated Selected Operational and Financial Information - Income Tax Provision” below).

•
Effective January 1, 2011, we purchased the Chandler, Arizona (Extrusion) facility and related assets of Alexco, which manufactures hard alloy extrusions for the aerospace industry, for cash consideration of $83.2 million (net of $4.9 million of cash received in the acquisition).

•
In September 2011, we amended our revolving credit facility to increase the commitment by $100 million to $300 million, extend the maturity to September 2016, improve pricing and provide more financial flexibility.

•	We had no borrowings and $260.5 million of borrowing availability (net of $8.9 million letters of credit) under the revolving credit facility as of December 31, 2011.

•
We paid a total of approximately $18.9 million, or $0.96 per common share, in cash dividends to stockholders, including holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to one half of all outstanding performance shares.

•
One of our largest stockholders, a voluntary employee’s beneficiary association, or VEBA, that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (the “Union VEBA”), sold 1,321,485 shares of our common stock at a weighted average price of $49.58 per share thereby increasing VEBA assets by $65.5 million and increasing Stockholders’ equity by $40.5 million (net of tax).

Consolidated Selected Operational and Financial Information
The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices) for 2011, 2010 and 2009.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Report. See Note 15 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for further information regarding segments.

	Years Ended December 31,
	2011	2010	2009
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs):
Fabricated Products	560.9	514.2	428.5
All Other[1]	—	0.4	113.9
	560.9	514.6	542.4
Average Realized Sales Price (per pound):
Fabricated Products[2]	$2.32	$2.10	$2.09
All Other[1]	$—	$0.92	$0.79
Net Sales:
Fabricated Products	$1,301.3	$1,078.8	$897.1
All Other[1]	—	0.3	89.9
Total Net Sales	$1,301.3	$1,079.1	$987.0
Segment Operating Income (Loss):
Fabricated Products[3] 4 5	$108.6	$78.6	$73.6
All Other5 6	(53.6)	(37.5)	45.1
Total Operating Income	$55.0	$41.1	$118.7
Income tax provision	$(16.2)	$(13.1)	$(48.1)
Net Income	$25.1	$12.0	$70.5
Capital Expenditures	$32.5	$38.9	$59.2
________________________________

[1]
Shipments, averaged realized prices and net sales in All Other in 2010 and 2009 represent activity involving primary aluminum purchased by us from Anglesey while it continued its smelting operations (prior to September 30, 2009) and resold by us. (See further discussion in “Segment and Business Unit Information” below.)

[2]
Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix and underlying primary aluminum prices, and are not necessarily indicative of changes in underlying profitability. See Item 1. “Business” of this Report.

[3]
Operating results in the Fabricated Products segment for 2011, 2010 and 2009 included non-cash LIFO inventory (benefits) charge of $(7.1) million, $16.5 million and $8.7 million, respectively. Also included in the Fabricated Products segment operating results for 2009 were $9.3 million of lower of cost or market inventory write-down and $5.4 million of restructuring charges relating to the restructuring plans involving our Tulsa, Oklahoma and Bellwood, Virginia facilities. Restructuring charges in 2011 and 2010 were not material. Also included in the Fabricated Products segment operating results for 2011, 2010 and 2009 were $1.7 million, $13.6 million and $0.7 million, respectively, of environmental expense. Fabricated Products segment operating results for 2010 also included $3.9 million of asset impairment charge relating to certain Property, plant and equipment.

[4]
Fabricated Products segment results for 2011, 2010 and 2009 include non-cash mark-to-market (losses) gains on natural gas, electricity and foreign currency hedging activities totaling $(3.4) million, $(4.3) million and $4.9 million, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.

[5]
Operating results of the Fabricated Products segment and All Other include gains and losses on intercompany hedging activities related to metal. At the time the Fabricated Products segment enters into a firm-price customer contract, the Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in the Hedging business unit under All Other. The Hedging business unit uses third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts. Results from internal hedging activities between the Fabricated Products segment and Hedging business unit eliminate in consolidation. Internal hedging gains (losses) in the Fabricated Products segment were $8.1 million, $(0.1) million and $(42.8) million for 2011, 2010 and 2009. All Other included the same amounts as (losses) gains for 2011, 2010 and 2009, respectively.

[6]
The changes in operating income in All Other were primarily driven by the Hedging business unit operating results. For 2011, 2010 and 2009, non-cash mark-to-market (losses) gains on primary aluminum hedging activities were $(26.5) million, $3.6 million and $61.2 million respectively. The non-cash mark-to-market gain on foreign currency derivatives for 2009 was $14.4 million. Non-cash mark-to-market gains (losses) on foreign currency derivatives for 2011 and 2010 were immaterial. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report. Also included in the operating income of All Other were $1.8 million of impairment charges in 2009 relating to our investment in Anglesey.

     Summary. We reported net income of $25.1 million for 2011 compared to $12.0 million for 2010 and $70.5 million for 2009. All periods include a number of non-run-rate items that are more fully explained below.
     Net Sales. We reported Net sales for 2011 of $1,301.3 million, compared to $1,079.1 million for 2010 and $987.0 million for 2009. As more fully discussed below, the increase in Net sales during 2011 was primarily due to an increase in Fabricated Products segment shipments and an increase in average realized prices per pound compared to the prior year. The realized prices per pound was a result of higher value added revenue and higher underlying metal prices. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of Fabricated Products segment firm-price sales agreements limit our losses and gains from primary metal price changes.
The increase in Net sales during 2010 compared to 2009 was primarily due to an increase in Fabricated Products segment shipments, partially offset by lower sales in All Other related to Anglesey’s remelt operations reported on a net revenue recognition basis commencing in the fourth quarter of 2009. Realized prices per pound for the Fabricated Products segment declined slightly in 2010 compared to the prior year, with little impact to Net sales, as higher underlying metal prices largely offset lower value added revenue.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items for 2011 totaled $1,158.9 million, or 89% of Net Sales, compared to $946.8 million, or 88% of Net sales, in 2010 and $766.4 million, or 78% of Net sales, in 2009. Included in Cost of products sold, excluding depreciation, amortization and other items were $(29.9) million, $(0.8) million and $80.5 million unrealized mark-to-market (losses) gains on our derivative positions for the 2011, 2010 and 2009, respectively. See "Segment and Business Unit Information" below for a detailed discussion of the comparative results of operations for 2011, 2010 and 2009.
Lower of Cost or Market Inventory Write-down. There were no lower of cost or market inventory write-downs in 2011 or 2010. We recorded lower of cost or market inventory write-downs of $9.3 million in 2009 as a result of declining metal prices.
     Impairment of Investment in Anglesey. In 2009, we recorded a $1.8 million charge to further impair our investment in Anglesey to zero. Based on our assessment of the facts and circumstances, we suspended the equity method of accounting for our investment in Anglesey commencing in the third quarter of 2009 and continuing through December 31, 2011.
     Restructuring Costs and Other Charges. During 2008 and 2009, we closed our Tulsa, Oklahoma facility and curtailed operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products. These restructuring efforts were substantially completed by the end of 2009. Restructuring costs and other charges were $5.4 million in 2009 primarily related to employee termination costs. We recorded an immaterial amount of restructuring benefits in 2010 primarily related to $1.0 million of revisions of estimated employee termination costs, offset by an additional restructuring charge of $0.7 million in regard to the impairment of certain Construction in Progress assets. Restructuring benefit in 2011 was $0.3 million reflecting revisions of estimated employee termination costs.
     Depreciation and Amortization. Depreciation and amortization for 2011 was $25.2 million compared to $19.8 million for 2010 and $16.4 million for 2009. Depreciation and amortization expense increased in 2011 compared to 2010 primarily due to (i) bringing on-line certain production equipment relating to our investment in the Kalamazoo, Michigan facility, (ii) additional depreciation expense relating to property, plant and equipment acquired in connection with the acquisitions of the Florence, Alabama facility and the Chandler, Arizona (Extrusion) facility, and (iii) amortization of intangible assets acquired in connection with these acquisitions. Depreciation and amortization expense increased in 2010 compared to 2009 primarily due to (i) bringing on-line certain production equipment relating to our investment in the Kalamazoo, Michigan facility and (ii) amortization of intangible assets acquired in connection with the acquisitions of the Florence, Alabama facility.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $62.7 million in 2011 compared to $67.7 million in 2010. The decrease during 2011 was primarily due to (i) a $11.1 million decrease in net periodic pension benefit cost with respect to VEBAs due to changes in the actuarial estimates, (ii) a $2.2 million decrease in workers' compensation expense at our non-operating locations due to (a) lower estimated case reserve in 2011, (b) higher estimated incurred but not reported expenses in 2010 relating to historical workers' compensation cases, partially offset by (c) higher incurred but not reported expenses in 2011 due to a decrease in discount rate, partially offset by (iii) an increase of $1.9 million relating to our long-term and short-term incentive plans, (iv) a $1.9 million increase in environmental expense at our non-operating locations, (v) an increase in selling expense of $1.7 million primarily as a result of the acquisition of our Chandler, Arizona (Extrusion) facility effective January 1, 2011 and the acquisition of our Florence, Alabama facility on August 9, 2010, and (vi) an increase in research and development expense of approximately $1.2 million.
Selling, administrative, research and development, and general expense totaled $67.7 million in 2010 compared to $69.9 million in 2009. The decrease during 2010 was primarily due to lower non-cash stock compensation expense relating to our long-term incentive programs.
     Other Operating (Benefits) Charges. Other operating (benefits) charges were $(0.2) million, $4.0 million and $(0.9) million for 2011, 2010 and 2009, respectively. Other operating benefits for 2011 primarily relates to cash received from pre-emergence activites. Other operating charges for 2010 primarily consisted of $1.9 million of impairment charge in connection with the sale of our Greenwood, South Carolina facility, and $2.0 million of impairment charge in regard to certain assets relating to Construction in progress. Other operating benefits for 2009 primarily reflected recovery of a pre-emergence obligation owed to us, for which we had previously established a full reserve.
     Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our debt instruments and our revolving credit facility, net of capitalized interest. Interest expense was $18.0 million, $11.8 million and zero for 2011, 2010 and 2009, respectively, net of $1.3 million, $2.8 million and $2.7 million of interest capitalization to Construction in progress. Interest expense in 2011 and 2010 were primarily related to interest incurred on our $175 million principal amount of 4.5% Cash Convertible Senior Notes due April 2015 (the “Notes”). Interest expense in 2009 was primarily related to interest incurred on our revolving credit facility.
     Other Income (Expense), Net. Other income (expense), net was $4.3 million for 2011, compared to $(4.2) million for 2010 and $(0.1) million for 2009. Other income (expense), net for 2011 and 2010 was primarily related to net unrealized mark-to-market changes on the derivative instruments relating to our Notes. Other income (expense), net for 2009 was primarily related to lower interest income as the result of lower market interest rates.
     Income Tax Provision. The income tax provision for 2011 was $16.2 million, or an effective tax rate of 39.2%. The difference between the effective tax rate and the projected blended statutory tax rate for 2011 was primarily due to (i) the impact of a non-deductible compensation expense, which resulted in an increase to the income tax provision of $1.1 million and increased the blended statutory tax provision rate by approximately 2.7% and (ii) a foreign tax benefit, resulting primarily from the reduction of unrecognized tax benefits, including interest and penalties, which decreased the income tax provision by $0.6 million and the blended statutory tax provision by 1.5%.
The income tax provision for 2010 was $13.1 million, or an effective tax rate of 52.2%. The difference between the effective tax rate and the projected blended statutory tax rate for 2010 was primarily due to (i) an increase in the valuation allowance for certain federal and state net operating losses, which resulted in an increase to the income tax provision of $2.1 million and an increase to the blended statutory tax provision rate of 8.4%; (ii) a decrease in state net operating losses related to lower state apportionment in various states of $2.3 million, which increased the blended statutory rate by 9.2%, (iii) unrecognized tax benefits, including interest and penalties, which decreased the income tax provision by $1.1 million and the blended statutory tax provision rate by approximately 4.4%; (iv) the impact of a non-deductible compensation expense, which resulted in an increase to the income tax provision of $0.6 million, and increased the blended statutory tax provision rate by approximately 2.4% and (v) the foreign currency impact on unrecognized tax benefits, interest and penalties, which resulted in a $0.6 million currency translation adjustment that was recorded in Accumulated other comprehensive income.
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
Derivatives
From time to time, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes, and (iii) foreign currency requirements with respect to our foreign subsidiaries, investment, and cash commitments for equipment purchases. In March 2010, in connection with the issuance of the Notes, we purchased cash-settled call options (the “Call Options”) relating to our common stock to limit our exposure to the cash conversion feature of the Notes (see Note 3 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report).
We may modify the terms of our derivative contracts based on operational needs or financing objectives. As our hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contracts, significant unrealized, non-cash gains and losses may be recorded in the income statement (see Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report). We may also be exposed to margin calls placed on derivative contracts, which we try to minimize or offset through the management of counterparty credit lines, the utilization of options as part of our hedging activities, or both. We regularly review the creditworthiness of our derivative counterparties and do not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
The fair value of our derivatives recorded on the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010 was $(23.8) million and $0.7 million, respectively. The decrease in the aggregate fair value during 2011 was primarily due to (i) decreases in underlying primary aluminum, gas and electricity prices, partially offset by (ii) a net increase in the fair value of derivatives related to the Notes primarily as a result of decrease in our stock price at December 31, 2011. The changes in market value of derivative contracts resulted in the recognition of a $25.9 million unrealized mark-to-market loss on derivatives, which we consider to be a non-run-rate item (see Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report).
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
The fair values of financial assets and liabilities are measured on a recurring basis. We have elected not to carry all financial assets and liabilities at fair value, other than as required by GAAP. Financial assets and liabilities that we carry at fair value, as required by GAAP, include (i) our derivative instruments, (ii) the plan assets of the VEBAs and our Canadian defined benefit pension plan, and (iii) available for sale securities, consisting of the investments related to our deferred compensation plan.
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
     Commodity, Energy, Electricity and Foreign Currency Hedges — The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy (see Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report). We, however, have some derivative contracts that do not have observable market quotes. For these financial instruments, we use significant other observable inputs (e.g., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     Cash Conversion Feature of the Notes and Call Options — The value of the cash conversion feature of the Notes is measured as the difference between the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Call Options are valued using a binomial lattice valuation model. See Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional disclosure regarding these valuations; such disclosure is incorporated herein by reference.
     Employee Benefit Plan and VEBA Assets — In determining the fair value of employee benefit plan and VEBA assets, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. We have no management control over, or administration role with respect to, either the Union VEBA or the Salaried VEBA. Both VEBAs are managed and administered by separate trustees and organizations, and we have no control over the plan assets. We depend upon the VEBA administrators to provide asset information to us in a timely, complete and accurate manner. The VEBA administrators have no obligation to provide such information to us.
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
Restructuring Activities
During 2008 and 2009, we closed our Tulsa, Oklahoma facility and curtailed operations at our Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products. These restructuring activities reduced excess capacity in our manufacturing system and costs related to maintaining such excess capacity. These restructuring efforts were substantially completed by the end of 2009. There was no cash restructuring obligation at December 31, 2011. See Note 16 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional detail on our restructuring liability.
Segment and Business Unit Information
For the purposes of segment reporting under GAAP, we have one reportable segment, Fabricated Products. We also have three other business units, which we combine into All Other. The Fabricated Products segment sells value added products such as heat treat sheet and plate and extruded rod, bar, wire, and tube products, which are primarily used in four end market segments: aerospace and high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products), extrusions for automotive applications (which we refer to as Automotive Extrusions), and other industrial products (which we refer to as Other products). All Other consists of Secondary Aluminum, Hedging and Corporate and Other business units. The Secondary Aluminum business unit sells value added products such as ingot and billet produced by Anglesey, and receives a portion of a premium over normal commodity market prices. Our Hedging business unit conducts hedging activities in respect of our exposure to primary aluminum prices and through September 30, 2009, conducted hedging activities in respect of British Pound Sterling exchange rate risk relating to Anglesey’s smelting operations. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment. The accounting policies of the segment and business units are the same as those described in Note 1 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
Fabricated Products
The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment for 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Shipments (mm lbs)	560.9	514.2	428.5
Composition of average realized sales price (per pound):
Hedged cost of alloyed metal	$1.17	$1.02	$0.89
Average realized value added revenue	$1.15	$1.08	$1.20
Average realized sales price	$2.32	$2.10	$2.09
Net sales	$1,301.3	$1,078.8	$897.1
Segment Operating Income	$108.6	$78.6	$73.6

The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for our end market segment applications for 2011, 2010 and 2009 for our Fabricated Products segment:

	Years Ended December 31,
	2011	2010	2009
Shipments (mm lbs):
Aero/HS Products	192.0	158.9	144.8
GE Products	220.2	217.4	189.0
Automotive Extrusions	62.8	54.2	36.2
Other Products	85.9	83.7	58.5
	560.9	514.2	428.5
Value added revenue:[1]
Aero/HS Products	$376.5	$295.4	$278.0
GE Products	175.2	174.0	164.7
Automotive Extrusions	51.6	45.6	31.3
Other Products	40.9	40.9	39.4
	$644.2	$555.9	$513.4
Value added revenue per pound:
Aero/HS Products	$1.96	$1.86	$1.92
GE Products	0.80	0.80	0.87
Automotive Extrusions	0.82	0.84	0.86
Other Products	0.48	0.49	0.67
	$1.15	$1.08	$1.20
_______________________________

1     Value added revenue represents net sales less hedged cost of alloyed metal.
Effective January 1, 2011, we purchased the Chandler, Arizona (Extrusion) facility, and related assets, of Alexco, which manufactures hard alloy extrusions for the aerospace industry. The Chandler, Arizona (Extrusion) facility is a well-established supplier of aerospace extrusions, and the acquisition positions us in a significant market segment that provides a natural complement to our offerings of sheet, plate, cold finish rod and bar and drawn tube products for aerospace applications. We paid net cash consideration of $83.2 million with existing cash on hand of $4.9 million and assumed certain liabilities totaling approximately $1.0 million. Total acquisition related expenses were $0.1 million and $0.4 million for the years ended December 31, 2011 and December 31, 2010, respectively. Such expenses are included within Selling, administrative, research and development, and general expenses. See Note 5 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional pro forma information relating to the acquisition.
The transaction generated approximately $34.1 million of goodwill and $35.4 million of intangible assets relating primarily to customer relationships. The intangible assets are expected to be amortized over an estimated weighted-average useful life of approximately 25 years. See Note 6 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information relating to goodwill and intangible assets arising from this acquisition.
For 2011, Net sales of fabricated products increased by 21% to $1,301.3 million, as compared to 2010, due primarily to a 10% increase in average realized sales price and a 9% increase in shipments. The increase in shipments was comprised of (i) a 21% increase in Aero/HS products shipments primarily due to higher commercial aerospace demand for plate and sheet products as well as the inclusion of shipments out of the acquired Chandler, Arizona (Extrusion) and the Florence, Alabama facilities, (ii) a 16% increase in Automotive Extrusion shipments as we saw new aluminum automotive extrusion programs using our products ramp up as well as an increase in existing programs due to the increase in North American automotive build rates, and (iii) moderate increases in shipments and mix shifts among our GE and Other products. Average realized sales price increased, reflecting both higher underlying hedged, alloyed metal prices passed through to customers as well as higher value-added revenue per pound as compared to 2010.
For 2010, Net sales of fabricated products increased by 20% to $1,078.8 million, as compared to 2009, due primarily to a 20% increase in shipments reflecting improved economic conditions and significantly stronger demand for GE products and Automotive Extrusions, as destocking by our distributor customers that was prevalent in 2009 abated in 2010 and automotive build rates improved over the prior year. Shipments of Aero/HS products were moderately higher in 2010, reflecting improved demand mitigated by continued destocking of aerospace plate products. Average realized sales price increased slightly reflecting higher underlying hedged, alloyed metal prices passed through to customers, largely offset by lower value-added revenue per pound as compared to 2009. The decline in value-added revenue per pound was due to a shift in mix toward lower margin products and slightly lower pricing during the year.
Operating income in the Fabricated Products segment for 2011, 2010 and 2009 included several large non-run-rate items. These items are listed below (in millions of dollars):

	Years Ended December 31,
	2011	2010	2009
Operating income	$108.6	$78.6	$73.6
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(0.2)	(0.6)	(3.2)
Non-cash lower of cost or market inventory write-down	—	—	(9.3)
Mark-to-market (losses) gains on derivative instruments	(3.4)	(4.3)	4.9
Workers' compensation expense due to a change in discount rate[2]	(3.1)	—	—
Restructuring benefits (charges)	0.3	0.3	(5.4)
Asset impairment charges	—	(3.9)	—
Environmental expenses	(1.7)	(13.6)	(0.7)
Total non-run-rate items	(8.1)	(22.1)	(13.7)
Operating income excluding non-run-rate items	$116.7	$100.7	$87.3
_______________________

[1]
We manage our Fabricated Products segment business on a monthly LIFO basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This amount represents the conversion from GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis. This amount was presented on a gross basis separately as LIFO gain (loss) and Metal loss (gain) in our Annual and Quarter Reports on Forms 10-K and 10-Q for each of the prior annual and interim periods.

[2]
Amount represents a portion of the workers' compensation expense in 2011 resulting from the change in the discount rates applied in estimating workers compensation liabilities. We consider such expense to be non-run-rate because such amounts are not related to the incurrence and resolution of workers compensation claims. Non run-rate workers' compensation expense in 2010 and 2009 were not material because discount rates did not fluctuate significantly.

As noted above, operating income excluding identified non-run-rate items for 2011 was $16.0 million higher than for 2010. Operating income excluding identified non-run-rate items for 2010 was $13.4 million higher than for 2009. Operating income excluding non-run-rate items for 2011 as compared to 2010 and for 2010 as compared to 2009 reflects the following impact:

	2011 vs. 2010 Favorable/(Unfavorable)	2010 vs. 2009 Favorable/(Unfavorable)
Sales impact	$42.2	$10.0
Manufacturing efficiency (decreases) increases	(8.7)	9.0
Energy & freight related costs	(6.1)	4.4
Depreciation and amortization	(5.4)	(3.2)
Selling, general, administrative and research and development expense	(4.4)	(1.1)
Currency exchange related	(1.3)	(2.8)
Planned major maintenance	(0.2)	(2.7)
Other	(0.1)	(0.2)
Total	$16.0	$13.4

The favorable sales impact in 2011 compared to 2010 was due to higher overall shipments of virtually all products, including additional shipments from the Chandler, Arizona (Extrusion) and Florence, Alabama facilities, which were acquired in January 2011 and August 2010, respectively.

Segment operating results for 2011, 2010 and 2009 include gains (losses) on intercompany hedging activities with the Hedging business unit totaling $8.1 million, $(0.1) million and $(42.8) million, respectively. These intercompany amounts eliminate in consolidation.
Outlook

The long-term prospects for aerospace and high strength applications remain strong, and we continue to expect strong demand growth for our products driven by increasing build rates, larger airframes, and continued conversion to monolithic design. We are well positioned to meet this growing demand. Our value added revenue for aerospace applications achieved record levels in 2011, and we expect robust demand to continue in 2012.

We also continue to be optimistic about automotive growth opportunities attributable to increasing aluminum extrusion content and higher build rates, which we anticipate will continue for the next several years. Demand for our general engineering applications continues to reflect an ongoing, slow but steady economic recovery. We expect to see improving demand and normal seasonal strength for our automotive and general engineering applications in the first half of 2012.

Longer term, we are well positioned in attractive, growing markets, particularly aerospace and automotive. With improving demand and the benefit from our organic and acquisition investments yet to be realized, our long-term earnings potential remains strong. As evidenced by the expansion of our aerospace extrusion capacity at the Chandler, Arizona (Extrusion) facility and plans for further expansion of our aerospace plate capacity at the Spokane, Washington facility, announced in 2011, we continue to have additional opportunities for growth. In addition, we will continue to consider complementary acquisitions.

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
Secondary Aluminum. We own a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Anglesey produces value-added secondary aluminum ingot and billet and sells 49% of its output to us. We in turn sell the secondary aluminum products to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we in substance act as an agent in connection with sales of secondary aluminum produced by Anglesey, our sales of such secondary aluminum are presented net of the cost of sales. Accordingly, net sales and operating income in 2011 were zero.
Anglesey operated as a primary aluminum smelter until September 30, 2009, when it fully curtailed its smelting operations due to the inability to find affordable power upon the expiration of its long-term power contract.
Although Anglesey is decommissioning a portion of the site and pursuing the disposition of some of its assets, Anglesey currently expects to continue to conduct secondary aluminum remelt and casting operations. We do not expect those efforts to impact our results or result in any distribution by Anglesey to its owners.
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
The table below provides selected operational and financial information (in millions of dollars except shipments and prices) for Anglesey-related primary and secondary aluminum activities:

	Years Ended December 31,
	2011	2010 [1]	2009
Shipments (mm lbs)	—	0.4	113.9
Average realized sales price (per pound)	$—	$0.92	$0.79
Net sales	$—	$0.3	$89.9
Operating Income	$—	$0.1	$8.4
_________________________________

[1]
Shipments, net sales and operating income in 2010 represents residual activity of primary aluminum purchased from Anglesey while it operated as a smelter (prior to September 30, 2009) and resold by us in the first quarter of 2010.

The following table recaps the major components of the operating results from Anglesey-related primary and secondary aluminum activities for 2011, 2010 and 2009 (in millions of dollars):

	Years Ended December 31,
	2011	2010	2009
Profit on metal sales from smelting operations (net of alumina sales)[1]	$—	$0.1	$10.2
Impairment of investment in Anglesey	—	—	(1.8)
	$—	$0.1	$8.4
_______________________________

[1]
Operating income represents earnings on metal purchases from Anglesey and resold by us and on alumina purchases from third parties by us and sold to Anglesey while it operated as a smelter. Such earnings were impacted by the market price for primary aluminum and alumina pricing, offset by the impact of foreign currency translation.

     Hedging Activities. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk to our customers. However, in certain instances we enter into firm-price arrangements with our customers and incur price risk on our anticipated primary aluminum purchases in respect of such customer orders. At the time our Fabricated Products segment enters into a firm-price customer contract, our Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in our Hedging business unit under All Other. Results from internal hedging activities between our Fabricated Products segment and Hedging business unit eliminate in consolidation. The Hedging business unit uses third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts. These transactions are reflected on our balance sheet and recorded at fair value.
Additionally, through September 30, 2009, the Hedging business unit used third-party hedging instruments to limit our exposure to the British Pound Sterling exchange rate relating to Anglesey’s smelting operations.
All hedging activities are managed centrally to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
The table below provides a detail of operating income (loss) (in millions of dollars) from our Hedging business unit for 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Internal hedging with Fabricated Products[1]	$(8.1)	$0.1	$42.8
Derivative settlements — Pound Sterling	—	—	(12.2)
Derivative settlements — External metal hedging	9.6	(0.6)	(29.2)
Market-to-market on derivative instruments	(26.5)	3.6	75.6
Operating (loss) income	$(25.0)	$3.1	$77.0
______________________________

1     Eliminates in consolidation.

Corporate and Other Activities. Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items (in millions of dollars) for 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Operating expense	$(28.6)	$(40.7)	$(40.3)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income (cost)[1]	6.0	(5.1)	(5.3)
Environmental expense	(2.2)	(0.3)	(1.7)
Workers' compensation expense due to a change in discount rate[2]	(0.7)	—	—
Other operating benefits (charges)	0.3	(0.1)	0.9
Total non-run-rate items	3.4	(5.5)	(6.1)
Operating expense excluding non-run-rate items	$(32.0)	$(35.2)	$(34.2)
_______________________

[1]
We have no claim over the VEBAs' plan assets nor any responsibility for the VEBAs' accumulated postretirement obligations. Our only financial obligations to the VEBAs are to pay the annual variable contributions and certain administrative fees. Nevertheless, based on discussions with the staff of the SEC, for accounting purposes we treat the postretirement medical benefits to be paid by the VEBAs and our related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions, and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, we record net periodic postretirement benefit income (costs), which we consider to be non-run-rate, and record any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in our consolidated financial statements. See Note 8 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information relating to the VEBAs.

[2]
Amount represents a portion of the workers' compensation expense in 2011 resulting from the change in the discount rates applied in estimating workers compensation liabilities. We consider such expense to be non-run-rate because such amounts are not related to the incurrence and resolution of workers compensation claims. Non-run-rate workers' compensation expense in 2010 and 2009 were not material because discount rates did not fluctuate significantly.

Corporate operating expenses excluding non-run-rate items for 2011 were $3.2 million lower than such expenses for the comparable period in 2010. The decrease primarily reflects (i) lower workers' compensation expense (excluding the impact of discount rate applied in estimating workers' compensation liabilities) related to our non-operating locations of $2.9 million due to higher estimated incurred but not reported expenses in 2010 relating to historical workers' compensation cases and lower estimated case reserve in 2011, (ii) lower medical expense of $1.6 million due to a reduction in medical claims and incurred but not reported expense relating to our retired employees, partially offset by (i) a $0.6 million increase in employee compensation expense relating to salaries and wages and our incentive programs and (ii) a $0.4 million increase in professional fees and general and administrative expenses.

Corporate operating expenses excluding non-run-rate items for 2010 were $1.0 million higher than such expenses for the comparable period in 2009. The increase primarily reflects (i) a $1.6 million increase in employee compensation expense relating to our short-term incentive program and other benefit programs and (ii) a $2.0 million increase in workers’ compensation expense relating to historical workers’ compensation cases due to changes in estimated incurred but not reported expenses, partially offset by a $2.3 million decrease in non-cash stock compensation expense due to timing of vesting and changes in vesting assumptions relating to performance shares in connection with our long-term incentive programs.
Other Information
We have significant federal income tax attributes, including sizable net operating loss carry-forwards. Under Section 382(l)(5) of the Code (“Section 382”), our ability to use our federal income tax attributes following a more than 50% change in ownership during any period of 36 consecutive months, all as determined under the Code (an “ownership change”) would be limited annually to an amount equal to the product of (i) the aggregate value of our outstanding common shares immediately prior to the ownership change and (ii) the applicable federal long-term tax exempt rate in effect on the date of the ownership change.
To reduce the risk that an ownership change under Section 382 would jeopardize our ability to fully use our federal income tax attributes, our certificate of incorporation prohibits certain transfers of our equity securities without the prior approval of our Board of Directors if either (a) the transferor holds 5% or more of the total fair market value of all of our issued and outstanding equity securities (such person, a “5% shareholder”) or (b) as a result of such transfer, either (i) any person or group of persons would become a 5% shareholder or (ii) the percentage stock ownership of any 5% shareholder would be increased (any such transfer, a “5% transaction”). Additionally, to reduce the risk of an ownership change under Section 382, the ability of the Union VEBA, one of our largest shareholders, to sell common shares without the approval of our Board of Directors is limited by a stock transfer restriction agreement. In January 2012, in accordance with the stock transfer restriction agreement and our certificate of incorporation, our Board of Directors granted its written approval permitting the Union VEBA to sell any and all of the 1,321,485 shares that the Union VEBA would be entitled to sell during 12-month period beginning March 24, 2012 at any time during such 12-month period.
Issuances of new common shares also must be considered in determining whether an ownership change has occurred under Section 382. We estimate that we can currently issue approximately 48.9 million common shares without triggering an ownership change. However, 5% transactions would decrease the number of common shares we can issue during any 36 month period without triggering an ownership change and impairing our ability to use our federal income tax attributes. Similarly, any issuance of common shares by us would limit the number of shares that could be transferred in 5% transactions. If at any time we were to issue the maximum number of common shares without triggering an ownership change under Section 382, there could be no 5% transactions during the 36-month period thereafter without potentially impairing our ability to use of our federal income tax attributes.
Liquidity and Capital Resources
Summary
Cash and cash equivalents were $49.8 million at December 31, 2011, compared to $135.6 million at December 31, 2010. The decrease in cash and cash equivalents is primarily related to $83.2 million of net cash consideration paid to purchase the Chandler, Arizona (Extrusion) facility effective January 1, 2011. See “Cash Flows” below for additional information.
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
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. Short-term restricted cash, which is included in Prepaid expenses and other current assets, totaled $7.8 million at December 31, 2011 and $0.9 million at December 31, 2010. Long-term restricted cash, which is included in Other Assets, was $10.4 million at December 31, 2011 and $16.3 million at December 31, 2010. The $6.9 million increase in short-term restricted cash and the corresponding decrease in long-term restricted cash during 2011 resulted from the anticipation of a release of funds held in a trust account within 12 months. Such funds were released to us in February 2012, and were reclassified from short-term restricted cash to cash and cash equivalents.
On September 30, 2011, we and certain of our subsidiaries amended and extended our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (see Note 4 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report). There were no borrowings under our revolving credit facility as of December 31, 2011, nor were there borrowings on the prior revolving credit facility during the nine month ended September 30, 2011, or as of December 31, 2010.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for 2011, 2010 and 2009 (in millions of dollars):

	Years Ended December 31,
	2011	2010	2009
Total cash provided by (used in):
Operating activities:
Fabricated Products	$107.1	$100.1	$149.5
All Other	(44.3)	(33.8)	(21.8)
	$62.8	$66.3	$127.7
Investing activities:
Fabricated Products	$(115.3)	$(42.2)	$(59.2)
All Other	(1.0)	(4.2)	18.5
	$(116.3)	$(46.4)	$(40.7)
Financing activities:
Fabricated Products	$(8.4)	$—	$—
All Other	(23.9)	85.4	(56.9)
	$(32.3)	$85.4	$(56.9)

Operating Activities
     Fabricated Products — In 2011, Fabricated Products segment operating activities provided $107.1 million of cash. Cash provided in 2011 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $141.5 million and an increase in accounts payables of $10.2 million, partially offset by an increase in inventory of $31.8 million and increase in accounts receivable of $10.6 million.
In 2010, Fabricated Products segment operating activities provided $100.1 million of cash. Cash provided in 2010 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $120.1 million, an increase in accounts payables and other accrued liabilities of $11.4 million and an increase of $8.5 million in deferred revenue related primarily to cash received during the period from customers in advance of periods for which (i) production capacity is reserved, (ii) customer commitments have been deferred or reduced or (iii) performance is completed. The foregoing cash inflows were partially offset by an increase in inventory of $40.4 million.
In 2009, Fabricated Products’ operating activities provided $149.5 million of cash. Cash provided in 2009 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $103.5 million and significant cash flows from changes in current assets and liabilities, including a decrease in accounts receivables of $16.3 million, a decrease in inventory of $34.6 million, and an increase of $11.3 million in deferred revenues related primarily to cash received during the year from customers in advance of periods for which (i) production capacity is reserved, (ii) customer commitments have been deferred or reduced or (iii) performance is completed. The foregoing cash inflows were partially offset by a decrease in accrued liability of $10.9 million.
     All Other — Cash used in operations in All Other is comprised of (i) cash used in corporate and other activities, (ii) cash provided by (used in) hedging activities and (iii) cash provided (used) from Anglesey-related operating activities.
Corporate and other operating activities used $41.5 million, $46.0 million and $34.6 million of cash during 2011, 2010 and 2009, respectively. Cash outflow from Corporate and other operating activities in 2011 consisted primarily of payments in respect of cash general and administrative costs of $27.8 million, $9.7 million of interest payment relating to the Notes and the revolving credit facility and $2.2 million of variable VEBA contribution. Cash outflow from Corporate and Other operating activities in 2010 consisted primarily of payments in respect of cash general and administrative costs of $27.4 million, $5.5 million of interest payment relating to the Notes and the revolving credit facility, $2.8 million of variable VEBA contribution and $2.1 million of environmental costs. Cash outflow from Corporate and Other operating activities in 2009 consisted primarily of payments in respect of cash general and administrative costs of $26.1 million, variable VEBA contribution of $4.9 million and $1.6 million of interest payment relating to the revolving credit facility.
Hedging-related activities (used) provided $(1.2) million, $3.7 million and $18.8 million of cash during 2011, 2010 and 2009, respectively. Cash flows in our Hedging business unit are related to realized hedging gains and losses on our derivative positions and are affected by the timing of settlement of such positions.
Anglesey-related activities (used) provided $(1.6) million, $8.5 million and $(6.0) million of cash in 2011, 2010 and 2009, respectively. Operating cash flows for 2011 and 2010 were related to changes in working capital. Operating cash flows 2009 was comprised of operating income from Anglesey-related activities and changes in working capital.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products was $115.3 million in 2011, compared to $42.2 million of cash used in 2010 and $59.2 million of cash used in 2009. Cash used in 2011 reflected $83.2 million used for the acquisition of our Chandler, Arizona (Extrusion) facility and $32.1 million used for capital expenditures. Cash used in investing activities in 2010 and 2009 was primarily related to our capital expenditures. See “Capital Expenditures” below for additional information.
     All Other — Investing activities in All Other is generally related to activities in restricted cash and capital expenditures within the Corporate and Other business unit. We have restricted cash on deposit as financial assurance for certain environmental obligations and workers’ compensation claims from the State of Washington. Cash used in investing activities in 2011 is comprised of deposit of $1.0 million of restricted cash relating to workers' compensation, $0.4 million of capital expenditures and $0.3 million payment to purchase available for sale securities in connection with our deferred compensation plan, partially offset by $0.7 million cash proceeds from the sale of property. Cash used in investing activities in 2010 is comprised primarily of the purchase of $4.4 million of available for sale securities in connection with our deferred compensation plan, a return of $1.1 million of restricted cash to us relating to workers' compensation deposit, partially offset by $0.9 million of capital expenditures. Cash generated from investing activities in All Other in 2009 represented the return of a portion the 2008 deposits relating to workers' compensation with the State of Washington and margin call deposits to our counterparties relating to our derivative positions at December 31, 2008.
Financing Activities
Fabricated Products — Cash used in financing activities for Fabricated Products in 2011 was $8.4 million, relating primarily to a $7.0 million full repayment of the outstanding principal balance of the promissory note in connection with the purchase of the land and building of our Los Angeles, California facility and principal payments in respect of the note issued by us in connection with the acquisition of our Florence, Alabama facility.
All Other — Cash used by financing activities in 2011 was $23.9 million, primarily representing (i) $18.9 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to one half of performance shares, (ii) $2.1 million of financing costs paid in connection with the amendment of our revolving credit facility and (iii) $3.1 million of cash used to repurchase our common stock to satisfy employees' minimum statutory withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash provided by financing activities in 2010 was $85.4 million. The cash inflow was primarily related to the issuance of the Notes and related transactions. We received $169.2 million of net proceeds from the Notes offering after deducting the initial purchasers’ discounts and transaction fees and fees and expenses of $5.8 million. In connection with the issuance of the Notes, we paid $31.4 million to purchase the Call Options and received $14.3 million for issuing net-share-settled warrants (the "Warrants"). In addition, we used $44.2 million of the net proceeds from the Notes transaction to repurchase approximately 1.2 million shares of our common stock. In addition to the financing transactions relating to the Notes, we also paid $19.0 million in cash dividends to our stockholders, including holders of restricted stock, and dividend equivalents to holders of restricted stock units and to holders of performance shares with respect to one half of performance shares in 2010.
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
Our revolving credit facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. Our revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.
The table below summarizes recent availability and usage of our revolving credit facility (in millions of dollars except for borrowing rate):

	December 31, 2011	February 23, 2012
Borrowing commitment	$300.0	$300.0
Borrowing base availability	$260.5	$284.5
Outstanding borrowings	$—	$—
Outstanding letters of credit	$8.9	$8.9
Net remaining borrowing availability	$251.6	$275.6
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate to any overnight borrowings under the revolving credit facility.
At December 31, 2011, we were in compliance with all covenants contained in our revolving credit facility. We do not believe that covenants contained in our revolving credit facility are reasonably likely to limit our ability to raise additional debt or equity, should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 4 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for a description regarding our revolving credit facility; such description is incorporated herein by reference.
Debt

Mandatory principal payment on the outstanding Notes will be $175.0 million in April 2015, assuming no early conversions of the Notes. The Notes were not convertible as of December 31, 2011, and we do not expect the Notes to be converted by investors prior to the first quarter of 2015 (if at all). See Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for information on the circumstances in which the Notes will become convertible prior to January 1, 2015.

Mandatory principal payments on the promissory note issued in connection with our acquisition of the Florence, Alabama facility (the "Nichols Promissory Note") are $1.3 million in each of the years of 2012, 2013 and 2014, and $0.8 million in 2015. See Note 4 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information relating to the Nichols Promissory Note.
Investments and Capital Expenditures

Effective January 1, 2011, we acquired the Chandler, Arizona (Extrusion) facility, which manufacturers hard alloy extrusions for the aerospace industry. We paid cash consideration of $83.2 million (net of $4.9 million cash received in the acquisition) with existing cash on hand, and assumed certain liabilities totaling approximately $1.0 million. See Note 5 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for information about the assets acquired and liabilities assumed in connection with this transaction.
A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. Total capital expenditures were $32.5 million, $38.9 million and $59.2 million for 2011, 2010 and 2009, respectively.
During 2011 we commenced projects to increase capacity at our Chandler, Arizona (Extrusion) facility and at our Spokane, Washington facility to meet growing demand for aerospace extrusions and heat treat plate applications. Spending at these two locations comprised over half of our capital expenditures in 2011.

Our Kalamazoo, Michigan extrusion and remelt facility comprised a small portion of expenditures in 2011 and the majority of our capital expenditures in 2010 and 2009. The facility improves the capabilities, product quality and efficiency of our soft alloy rod and bar operations and provides a platform for future growth for extrusion applications.
The rest of our capital spending was spread among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security.
We expect total capital expenditures and investments for Fabricated Products will be in the $40.0 million to $50.0 million range for all of 2012 and will be funded using cash generated from operations, available cash and cash equivalents, borrowings under the revolving credit facility and/or other third-party financing arrangements. We expect to have additional opportunities for growth that will support capital spending over the next few years at a pace equaling or exceeding the pace of 2011.

The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
During 2011, 2010 and 2009, we paid a total of $18.9 million, $19.0 million and $19.6 million, or $0.96, $0.96 and $0.96 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of restricted stock units and the holders of performance shares with respect to one half of the performance shares issued under our equity and performance incentive plan.
On January 13, 2012, we announced that our Board of Directors approved the declaration of a quarterly cash dividend of $0.25 per common share, or $4.9 million (including dividend equivalents), which was paid on or about February 15, 2012 to stockholders of record at the close of business on January 24, 2012.
The future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, financial position, and anticipated cash requirements. We can give no assurance that dividends will be declared and paid in the future.
Stock Repurchase Plan
In June 2008, our Board of Directors approved a program for the repurchase of up to $75.0 million of our common shares to occur in open-market or privately negotiated transactions, at such times and prices as management deems appropriate, to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. All shares repurchased under this stock repurchase program were treated as treasury shares. As of December 31, 2011, $46.9 million remained available under this repurchase authorization.
During the first quarter of 2010, in connection with the issuance of the Notes, and pursuant to a separate authorization from our Board of Directors, we repurchased approximately 1.2 million shares of our outstanding common stock for $44.2 million, in privately negotiated, off-market transactions.
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by us on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During 2011, we withheld 62,637 shares of common stock to satisfy employees' minimum statutory tax withholding obligations. The withholding of common shares by us on the vesting date is deemed a purchase of the common shares.
Restrictions Related to Equity Capital
As discussed in Note 8 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” and elsewhere in this Report, there are restrictions on the transfer of our common shares.
Environmental Commitments and Contingencies
We are subject to a number of environmental laws, fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.

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
During the third quarter of 2010, we increased our environmental accruals in connection with our submission of a draft feasibility study to the Washington State Department of Ecology on September 8, 2010. The draft feasibility study included recommendations for a range of alternative remediations to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington which may be implemented over the next 30 years. During 2011, we continued to work with the Washington State Department of Ecology to revise the draft feasibility study and to determine viable remedial approaches. As of December 31, 2011, no agreement with the Washington State Department of Ecology had been reached on the final remediation approach. The draft feasibility study is still subject to further reviews, public comment and regulatory approvals before the final consent decree is issued. We expect the consent decree to be issued in late 2012.
At December 31, 2011, environmental accrual of $22.0 million represented our best estimate of the incremental cost based on proposed alternatives in the draft feasibility study related to our Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by us. We expect that these remediation actions will be taken over the next 30 years and estimate that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $1.2 million in 2012, $3.6 million in 2013, $1.8 million in 2014, $0.8 million in 2015, $0.6 million in 2016 and $14.0 million for years thereafter through the balance of the 30-year period.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $21.7 million over the next 30 years. It is reasonably possible that our recorded estimate change in the next 12 months.
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
The following table provides a summary of our significant contractual obligations at December 31, 2011 (dollars in millions):

		Payments Due by Period
	Total	2012	2013	2014	2015	2016	2017 and Thereafter
Operating activities:[1]
Purchase obligations	$288.3	$279.0	$1.4	$1.4	$1.4	$1.4	$3.7
Operating leases	55.8	7.5	6.4	3.6	3.0	2.3	33.0
Environmental liability	22.0	1.2	3.6	1.8	0.8	0.6	14.0
Deferred revenue arrangement	16.8	13.5	3.3	—	—	—	—
Investing activities:[2]
Capital equipment	1.6	1.6	—	—	—	—	—
Financing activities:[3]
Principal on the Notes[4]	175.0	—	—	—	175.0	—	—
Interest on the Notes[4]	27.6	7.9	7.9	7.9	3.9	—	—
Commitment fees on revolving credit facility[5]	6.9	1.5	1.5	1.5	1.5	0.9	—
Principal on Nichols Promissory Note	4.7	1.3	1.3	1.3	0.8	—	—
Other:
Standby letters of credit[6]	9.9					8.9
Uncertain tax liabilities[7]	13.4	—
Deferred compensation plan liability[8]	5.1
Total contractual obligations[9]	$627.1	$313.5	$25.4	$17.5	$186.4	$14.1	$50.7
__________________________
1    See “Obligations for Operating Activities” below.
2    See “Obligations for Investing Activities” below.
3    See “Obligations for Financing Activities” below.

[4]	The timing of the principal payment with respect to the Notes is based on the assumption no early conversion occurs. Interest obligations on the Notes are based on scheduled interest payments.

[5]
Future commitment fees are estimated based on the amount of unused credit under our revolving credit facility at December 31, 2011 and assuming no extension of terms beyond the current maturity date of our revolving credit facility which is September of 2016.

[6]
Of the $9.9 million of standby letters of credit, $8.9 million represents letters of credit issued under our revolving credit facility. The letters of credit provide financial assurance of our payment of obligations, primarily related to workers' compensation and environmental compliance, for which specific timing of such payments is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our revolving credit facility in September of 2016 (for those letters of credit issued under the facility).

[7]
At December 31, 2011, we had uncertain tax positions which ultimately could result in tax payments. As the amount of ultimate tax payments beyond 2012 is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

[8]
The amount represents liability relating to our deferred compensation plan for certain key employees. As the distribution amount is contingent upon vesting and other eligibility requirements, it is not practical to present annual payment information.

[9]
Total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. At December 31, 2011, we determined the variable cash contribution to the VEBAs in 2012 to be zero. See “Off-Balance Sheet and Other Arrangements” below for a description of our annual variable cash obligations to the VEBAs.

Obligations for Operating Activities

Cash outlays for operating activities primarily consist of purchase obligations with respect to primary aluminum, other raw materials and electricity, and payment obligations under operating leases.
We have various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table are based on minimum quantities at the metal price at December 31, 2011. We believe the minimum quantities are lower than our current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different.
Operating leases represent multi-year obligations for certain manufacturing facilities, warehousing, office space and equipment.
Environmental liability represents the environmental accrual at December 31, 2011.
Deferred revenue arrangements relate to fees received from customers for future delivery of products over the specified contract period. While these obligations are not expected to result in cash payments, they represent contractual obligations for which we would be obligated if the specified product deliveries could not be made.
Obligations for Investing Activities
Capital project spending included in the preceding table represents non-cancelable capital commitments as of December 31, 2011. We expect capital projects to be funded through cash from our operations, borrowing under our revolving credit facility or other financing sources.
Obligations for Financing Activities
Cash outlays for financing activities consist of our principal obligations under long-term debt, scheduled interest payment on the Notes and commitment fees under our revolving credit facility. Interest relating to the Nichols note payable was immaterial and was not presented. We had zero borrowings outstanding under our revolving credit facility.
Off-Balance Sheet and Other Arrangements

•
See Note 8 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for our employee benefit plans including defined contribution plans and defined benefit plans.

•	See Note 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for our participation in multi-employer pension plans.

•
See Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for our employee incentive plans. Additional equity awards are expected to be made to employees and directors in 2012 and future years.

•
Our financial obligations to the VEBAs are (i) a variable cash contribution payable to the Union VEBA and the Salaried VEBA and (ii) an obligation to pay the administrative expenses of the VEBAs, up to $0.3 million per year. The obligation to the Union VEBA with respect to the variable cash contribution extends through September 30, 2017, while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs through September 2017 pursuant to our obligation is 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0 million. Such annual payments may not exceed $20.0 million and are also limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50.0 million. As of December 31, 2011, we determined that the variable contribution for 2011 was zero as investments, capital spending, and interest exceeded earnings before interest expense, provision for income taxes, and depreciation and amortization. See Note 8 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information regarding the effect that the VEBA plans had on the consolidated financial statements.

•
In March 2010, we issued the Notes and the Warrants, and purchased the Call Options (see Note 3 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report). As of December 31, 2011, the Notes were not convertible. We do not expect the Notes to be converted by investors until close to their maturity date, if at all. It is possible to have the Notes converted prior to their maturity date if, for example, a holder perceives (and market data validates the perception) the market for the Notes to be weaker than the market for our common stock. Upon an investor’s election to convert, we are required to pay the conversion value in cash. We expect that any payment above the principal amount would be effectively offset by payments we would be entitled to receive from exercise of the Call Options.
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

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates with respect to commitments and contingencies.

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for loss contingencies in their financial statements only if both (i) the potential loss is “probable” and (ii) the amount (or a range) of probable loss is “estimatable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a “probable” loss or “estimatable” and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change. It is possible that amounts at risk in respect of one matter may be “traded off” against amounts under negotiations in a separate matter.

In estimating the amount of any loss, in many instances a single estimation of the loss may not be possible. Rather, we may only be able to estimate a range for possible losses. In such event, GAAP requires that a liability be established for at least the minimum end of the range assuming that there is no other amount which is more likely to occur.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be materially different than those reflected in our accruals. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our future results from operations could be materially affected.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates in respect of defined benefit plans.

At December 31, 2011, our financial statements include two defined benefit postretirement medical plans (i.e. the postretirement medical plans maintained by the VEBAs which we are required to reflect on our financial statements despite our limited legal obligations to the VEBAs in regard to those plans) and a pension plan for our Canadian plant. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (i.e., salary increases, medical costs, retirement age, and mortality). The most significant assumptions used in determining the estimated year-end obligations were the assumed discount rate, long-term rate of return (“LTRR”) and the assumptions regarding future medical cost increases.

In addition to the above assumptions used in the actuarial valuation, changes in plan provisions could also have a material impact on the net funded status of the VEBAs. Our only obligation to the VEBAs is to pay the annual variable contribution amount based on the level of our cash flow. We have no control over any aspect of the plans. We rely entirely on information provided to us by the VEBA administrators with respect to specific plan provisions such as annual benefits paid.
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

As the assumed rate of increase in medical costs goes up, so does the net projected obligation. Conversely, if the rate of increase was assumed to be lower, the projected obligation would decline.

A change in plan provisions could cause the estimate obligations to change. An increase in annual paid benefits would increase the estimated present value of the obligations and conversely, a decrease in annual paid benefits would decrease the present value of the obligations.

The rate used to discount future estimated liabilities is determined considering the rates available at year end on debt instruments that could be used to settle the obligations of the plan. An increase/decrease in the discount rate of 1/4 of 1% would impact the projected benefit obligation by approximately $5.3 million to $5.7 million in relation to the Canadian pension plan, and impact 2012 expense by $0.3 million. An increase/decrease in the discount rate of 1/4 of 1% would impact the accumulated pension benefit obligation by approximately $13.7 million to $14.4 million in relation to the Salaried and Union VEBAs, impact service and interest costs by $0.2 million and impact 2012 expense by approximately $0.6 million to $1.0 million.
The LTRR on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for LTRR on plan assets of 1/4 of 1% would impact expense by approximately $1.4 million in 2012 in relation to the Salaried VEBA and the Union VEBA, respectively.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
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

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be materially different than those reflected in our accruals.

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
Under current accounting guidelines, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability-weighting for possible timing scenarios to determine the probability weighted amounts that should be recognized in the company’s financial statements.

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

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be materially different than those reflected in our accruals.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates in respect of self insurance of employee health and workers' compensation liabilities.

We are primarily self-insured for group health insurance and workers compensation benefits provided to employees. We purchase stop-loss insurance to protect against annual health insurance claims per individual and at an aggregate level.

The accounting for our self-insured workers' compensation plan involves estimates and judgments to determine our ultimate liability related to reported claims and claims incurred but not reported. We consider our historical experience, severity factors, actuarial analysis and existing stop loss insurance in estimating our ultimate insurance liability. In addition, since recorded obligations represent the present value of expected payments over the life of the claims, decreases in the discount rate (used to compute the present value of the payments) would cause the estimated obligations to increase. Conversely, an increase in the discount rate would cause the estimated present value of expected payments to decrease. If our insurance claim trends were to differ significantly from our historic claim experience and as the discount rate changes, we would make a corresponding adjustment to our insurance reserves.

The rate used to discount future estimated workers' compensation liabilities is determined based on the U.S. Treasury bond rate with a five-year maturity date which resembles the remaining estimated life of the workers' compensation claims. A change in the discount rate of 1/4 of 1% would impact the workers' compensation liability and operating income by approximately $0.3 million.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
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

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Income Tax.

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

Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and many other items. However, if among other things, (1) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report, (2) income is distributed differently than expected among tax jurisdictions, (3) one or more material events or transactions occur which were not contemplated, or (4) certain expected deductions, credits or carry forwards are not available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional discussion of these matters.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

A change in our effective tax rate by 1% would have had an impact of approximately $0.4 million to net income for the year ended December 31, 2011.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
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

Our liability related to uncertain tax positions at December 31, 2011 was $13.4 million.

Inventory Valuation.

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

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Notes and Call Options.

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

An increase of $10 in our stock price would cause the net estimated fair values of the cash conversion feature and the Call Options to decrease by approximately $2 million. A decrease of $10 in our stock price would cause the net estimated fair values of the cash conversion feature and the Call Options to increase by approximately $3 million. We do not expect the net change in the fair value of these derivatives to have a material impact to our financial statements, over time.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other information with the SEC. You may inspect and, for a fee, copy any document that we file with the SEC at the SEC's

Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. You may also obtain the documents that we file electronically from the SEC's website at http://www.sec.gov. Our filings with the SEC, as well as news releases, announcements of upcoming earnings calls and events in which management participates or hosts with members of the investment community, and an archive of webcasts of such earnings calls and investor events, and related investor presentations, are also available on our website at http://www.kaiseraluminum.com. Information on our website is not incorporated into this Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 12 of Notes to Interim Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.
Sensitivity
     Primary/Secondary Aluminum. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk to our customers. However, in certain instances we enter into firm-price arrangements with our customers and incur price risk on our anticipated primary aluminum purchases in respect of such customer orders. At the time our Fabricated Products segment enters into a firm-price customer contract, our Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in our Hedging business unit under All Other. Results from internal hedging activities between our Fabricated Products segment and Hedging business unit eliminate in consolidation. The Hedging business unit uses third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts and such transactions may have an adverse effect on our financial position, results of operations and cash flows.
Total fabricated products shipments during 2011, 2010 and 2009 that contained fixed price terms were (in millions of pounds) 157.0, 97.0 and 162.7, respectively. At December 31, 2011, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of aluminum for 2012 and 2013, totaling approximately (in millions of pounds) 103.1 and 0.4, respectively.
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
We, from time-to-time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of December 31, 2011, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 85%, 53% and 5% of the expected natural gas purchases for 2012, 2013 and 2014, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
Item 8. Financial Statements and Supplementary Data
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Statements of Consolidated Income
Statements of Consolidated Comprehensive (Loss) Income
Statements of Consolidated Stockholders’ Equity
Statements of Consolidated Cash Flows
Notes to Consolidated Financial Statements
Quarterly Financial Data (Unaudited)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California

We have audited Kaiser Aluminum Corporation's and subsidiaries' (the “Company's”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the review of the completeness and accuracy of information used to value the postretirement benefit obligations of the union voluntary employee's beneficiary association.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 29, 2012

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49.8	$135.6
Receivables:
Trade, less allowance for doubtful receivables of $0.9 at December 31, 2011 and $0.6 at December 31, 2010, respectively	98.9	83.0
Other	1.2	5.2
Inventories	205.7	167.5
Prepaid expenses and other current assets	78.9	80.1
Total current assets	434.5	471.4
Property, plant, and equipment — net	367.8	354.1
Net asset in respect of VEBA(s)	144.7	158.0
Deferred tax assets — net	226.9	245.3
Intangible assets — net	37.2	4.0
Goodwill	37.2	3.1
Other assets	72.3	83.0
Total	$1,320.6	$1,318.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62.2	$50.8
Accrued salaries, wages, and related expenses	30.9	31.1
Other accrued liabilities	41.0	42.0
Payable to affiliate	14.4	17.1
Long-term debt-current portion	1.3	1.3
Total current liabilities	149.8	142.3
Net liability in respect of VEBA	20.6	—
Long-term liabilities	126.0	134.7
Cash convertible senior notes	148.0	141.4
Other long-term debt	3.4	11.8
Total liabilities	447.8	430.2
Commitments and contingencies — Note 11
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2011 and December 31, 2010; no shares were issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2011 and at December 31, 2010; 19,253,185 shares issued and outstanding at December 31, 2011 and 19,214,451 shares issued and outstanding at December 31, 2010	0.2	0.2
Additional capital	998.4	987.1
Retained earnings	84.4	78.0
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 2,202,495 shares at December 31, 2011 and 3,523,980 shares at December 31, 2010	(52.9)	(84.6)
Treasury stock, at cost, 1,724,606 shares at December 31, 2011 and December 31, 2010	(72.3)	(72.3)
Accumulated other comprehensive loss	(85.0)	(19.7)
Total stockholders’ equity	872.8	888.7
Total	$1,320.6	$1,318.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2011	2010	2009
	(In millions of dollars, except share and per share amounts)
Net sales	$1,301.3	$1,079.1	$987.0
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	1,158.9	946.8	766.4
Lower of cost or market inventory write-down	—	—	9.3
Impairment of investment in Anglesey	—	—	1.8
Restructuring costs and other (benefits) charges	(0.3)	(0.3)	5.4
Depreciation and amortization	25.2	19.8	16.4
Selling, administrative, research and development, and general	62.7	67.7	69.9
Other operating (benefits) charges, net	(0.2)	4.0	(0.9)
Total costs and expenses	1,246.3	1,038.0	868.3
Operating income	55.0	41.1	118.7
Other (expense) income:
Interest expense	(18.0)	(11.8)	—
Other income (expense), net	4.3	(4.2)	(0.1)
Income before income taxes	41.3	25.1	118.6
Income tax provision	(16.2)	(13.1)	(48.1)
Net income	$25.1	$12.0	$70.5

Earnings per common share, Basic:
Net income per share	$1.32	$0.61	$3.51
Earnings per common share, Diluted:
Net income per share	$1.32	$0.61	$3.51
Weighted-average number of common shares outstanding (000):
Basic	18,979	19,377	19,639
Diluted	18,979	19,377	19,639

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2011	2010	2009
	(In millions of dollars, except share and per share amounts)

Net income	$25.1	$12.0	$70.5
Other comprehensive (loss) income:
Defined benefit pension plan and VEBAs
Net actuarial (loss) gain arising during the period	(110.6)	25.5	66.3
Prior service cost arising during the period	—	—	(33.8)
Reclassification adjustments:
Less: amortization of net actuarial loss	0.6	0.7	3.8
Less: amortization of prior service cost	4.2	4.2	1.6
Other comprehensive (loss) income relating to defined benefit pension plan and VEBAs	(105.8)	30.4	37.9
Unrealized (loss) gain on available for sale securities	(0.1)	0.1	—
Foreign currency translation adjustment	0.2	(0.5)	(1.5)
Other comprehensive (loss) income, before tax	(105.7)	30.0	36.4
Income tax benefit (expense) related to items of other comprehensive (loss) income	40.4	(11.5)	(14.3)
Other comprehensive (loss) income, net of tax	(65.3)	18.5	22.1
Comprehensive (loss) income	$(40.2)	$30.5	$92.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Common Stock Owned by Union VEBA Subject to Transfer Restriction	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In millions of dollars, except for shares)
BALANCE, December 31, 2008	20,044,913	$0.2	$958.6	$34.1	$(116.4)	$(28.1)	$(60.3)	$788.1
Net income	—	—	—	70.5	—	—	—	70.5
Other comprehensive income, net of tax							22.1	22.1
Capital distribution by unconsolidated affiliate to its parent company	—	—	(0.1)	—	—	—	—	(0.1)
Issuance of non-vested shares to employees	196,829	—	—	—	—	—	—	—
Issuance of common shares to employees in lieu of cash bonus	15,674	—	0.3	—	—	—	—	0.3
Issuance of common shares to directors	3,734	—	0.1	—	—	—	—	0.1
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	21,089	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(5,668)	—	—	—	—	—	—	—
Cash dividends on common stock ($0.96 per share)	—	—	—	(19.6)	—	—	—	(19.6)
Tax deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	(0.1)	—	—	—	—	(0.1)
Amortization of unearned equity compensation	—	—	9.0	—	—	—	—	9.0
BALANCE, December 31, 2009	20,276,571	$0.2	$967.8	$85.0	$(116.4)	$(28.1)	$(38.2)	$870.3
Net income		—	—	12.0	—	—	—	12.0
Other comprehensive income, net of tax							18.5	18.5
Sale of Union VEBA shares by the Union VEBA, net of tax of $19.6	—	—	0.7	—	31.8	—	—	32.5
Issuance of warrants	—	—	14.3	—	—	—	—	14.3
Issuance of non-vested shares to employees	97,931	—	—	—	—	—	—	—
Issuance of common shares to directors	4,612	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	4,934	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(5,968)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(11,729)	—	(0.4)	—	—	—	—	(0.4)
Repurchase of common stock	(1,151,900)	—	—	—	—	(44.2)	—	(44.2)
Cash dividends on common stock ($0.96 per share)	—	—	—	(19.0)	—	—	—	(19.0)
Amortization of unearned equity compensation	—	—	4.5	—	—	—	—	4.5
BALANCE, December 31, 2010	19,214,451	$0.2	$987.1	$78.0	$(84.6)	$(72.3)	$(19.7)	$888.7
Net income	—	$—	$—	$25.1	$—	$—	$—	$25.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(65.3)	(65.3)
Sale of Union VEBA shares by the Union VEBA, net of tax of $25.0	—	—	8.8	—	31.7	—	—	40.5
Issuance of non-vested shares to employees	83,066	—	—	—	—	—	—	—
Issuance of common shares to directors	3,750	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	17,444	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(2,889)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(62,637)	—	(3.1)	—	—	—	—	(3.1)
Cash dividends on common stock ($0.96 per share)	—	—	—	(18.9)	—	—	—	(18.9)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest			0.2					0.2
Amortization of unearned equity compensation	—	—	5.2	—	—	—	—	5.2
Reclassification relating to dividends on unvested equity awards	—	—	—	0.2	—	—	—	0.2
BALANCE, December 31, 2011	19,253,185	$0.2	$998.4	$84.4	$(52.9)	$(72.3)	$(85.0)	$872.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In millions of dollars)
Cash flows from operating activities:
Net income	$25.1	$12.0	$70.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	23.0	19.5	16.4
Amortization of definite-lived intangible assets	2.2	0.3	—
Amortization of debt discount and debt issuance costs	8.6	4.5	—
Deferred income taxes	17.6	13.3	47.3
Excess tax (benefit) deficiency upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(0.2)	—	0.1
Non-cash equity compensation	5.4	4.7	9.1
Net non-cash LIFO (benefit) charges and lower of cost or market inventory write-down	(7.1)	16.5	18.0
Non-cash unrealized losses (gains) on derivative positions	25.9	5.5	(80.5)
Amortization of option premiums (received) paid, net	(1.2)	1.8	5.5
Non-cash impairment charges	—	4.6	2.3
Equity in income of unconsolidated affiliate, net of distributions	—	—	(1.9)
Losses on disposition of property, plant and equipment	0.2	0.1	0.1
Non-cash net periodic benefit (income) costs	(5.7)	5.1	5.3
Other non-cash changes in assets and liabilities	0.4	(0.7)	0.2
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(8.3)	(1.2)	30.1
Receivable from affiliate	—	0.2	11.6
Inventories (excluding LIFO adjustments and lower of cost or market write-down)	(24.5)	(56.3)	29.1
Prepaid expenses and other current assets	(2.9)	(0.9)	(2.0)
Accounts payable	10.9	4.2	(2.5)
Accrued liabilities	(1.5)	0.4	(19.8)
Payable to affiliate	(2.7)	8.1	(18.5)
Long-term assets and liabilities, net	(2.4)	24.6	7.3
Net cash provided by operating activities	62.8	66.3	127.7
Cash flows from investing activities:
Capital expenditures	(32.5)	(38.9)	(59.2)
Purchase of available for sale securities	(0.3)	(4.4)	—
Proceeds from disposal of property, plant and equipment	0.7	4.8	—
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	(83.2)	(9.0)	—
Change in restricted cash	(1.0)	1.1	18.5
Net cash used in investing activities	(116.3)	(46.4)	(40.7)
Cash flows from financing activities:
Proceeds from issuance of cash convertible senior notes	—	175.0	—
Cash paid for financing costs in connection with issuance of cash convertible senior notes	—	(5.9)	—
Purchase of call option in connection with issuance of cash convertible senior notes	—	(31.4)	—
Proceeds from issuance of warrants	—	14.3	—
Repayment of capital lease	(0.1)	—	—
Repayment of promissory notes	(8.3)	(0.7)	—
Borrowings under the revolving credit facility	—	—	111.6
Repayment of borrowings under the revolving credit facility	—	—	(147.6)
Cash paid for financing costs in connection with the revolving credit facility	(2.1)	(2.7)	(1.2)
Excess tax benefit (deficiency) upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	0.2	—	(0.1)
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(3.1)	—	—
Repurchase of common stock	—	(44.2)	—
Cash dividend paid to stockholders	(18.9)	(19.0)	(19.6)
Net cash (used in) provided by financing activities	(32.3)	85.4	(56.9)
Net (decrease) increase in cash and cash equivalents during the period	(85.8)	105.3	30.1
Cash and cash equivalents at beginning of period	135.6	30.3	0.2
Cash and cash equivalents at end of period	$49.8	$135.6	$30.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
1. Summary of Significant Accounting Policies
Organization and Nature of Operations. Kaiser Aluminum Corporation (together with its subsidiaries, unless the context otherwise requires, the “Company”) specializes in the production of semi-fabricated specialty aluminum products, with its operations consisting of one reportable segment in the aluminum industry, Fabricated Products. The Company also owns a 49% non-controlling interest in Anglesey Aluminium Limited (“Anglesey”), which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. See Note 15 for additional information regarding the Company's reportable segment and its other business units.
     Recent Acquisitions. In January 2011, the Company acquired the manufacturing facility and related assets of Alexco, L.L.C. (“Alexco”) in Chandler, Arizona (the “Chandler, Arizona (Extrusion) facility”). The Chandler, Arizona (Extrusion) facility manufactures hard alloy extrusions for the aerospace industry and is a well established supplier of aerospace extrusions. The acquisition positions the Company in a significant market segment that provides a natural complement to its product offerings for aerospace applications (see Note 5).
In August 2010, the Company acquired the manufacturing facility and related assets of Nichols Wire, Incorporated (“Nichols”) in Florence, Alabama (the “Florence, Alabama facility”). The Florence, Alabama facility manufactures bare mechanical alloy wire products, nails and aluminum rod and expands the Company's offerings of small diameter rod, bar and wire products to the Company's core end market segments for aerospace and high strength products, general engineering products and extrusions for automotive applications (see Note 5).
Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Intercompany balances and transactions are eliminated. The consolidated financial statements include the results of manufacturing facilities acquired by the Company from the effective date of each acquisition.
The Company suspended the use of the equity method of accounting with respect to its ownership in Anglesey commencing in the quarter ended September 30, 2009. As a result, the Company did not record equity in income from Anglesey for any of the periods presented herein. The carrying amount of the Company's investment in Anglesey was zero at both December 31, 2011 and December 31, 2010. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey during the next 12 months.
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
Certain of the capacity reservation and commitment deferral agreements provide for periodic, such as quarterly or annual, billing for the duration of the contract. For capacity reservation agreements, the Company recognizes revenue ratably over the period of the capacity reservation. Accordingly, the Company may recognize revenue prior to billing reservation fees. Unbilled receivables are included within Trade receivables on the Company's Consolidated Balance Sheets (see Note 2). For commitment deferral agreements, the Company recognizes revenue upon the earlier occurrence of the related sale of product or the end of the commitment period. In connection with other agreements, the Company may collect funds from customers in advance of the periods for which (i) the production capacity is reserved, (ii) commitments are deferred, (iii) commitments are

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

reduced or (iv) performance is completed, in which event the recognition of revenue is deferred until the fee is earned. Any unearned fees are included within Other accrued liabilities or Long-term liabilities, as appropriate, on the Company's Consolidated Balance Sheets (see Note 2).
Stock-Based Compensation. Stock-based compensation in the form of service-based awards is provided to executive officers, certain employees and directors, and is accounted for at fair value. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The cost of an award is recognized as an expense over the requisite service period of the award on a straight-line basis. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight-line method (see Note 10).
The Company also grants performance-based awards to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company's economic value added (“EVA”) performance, measured over specified three-year performance periods. The EVA is a measure of the excess of the Company's adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, as defined in the Company's annual long-term incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company's forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three-year performance periods on a ratable basis (see Note 10).
Shipping and Handling Costs. Shipping and handling costs are recorded as a component of Cost of products sold excluding depreciation, amortization and other items.
     Advertising Costs. Advertising costs, which are included in Selling, administrative, research and development, and general, are expensed as incurred. Advertising costs for 2011, 2010 and 2009 were $0.4, $0.3, and $0.4, respectively.
     Research and Development Costs. Research and development costs, which are included in Selling, research and development, and general, are expensed as incurred. Research and development costs for 2011, 2010 and 2009 were $6.1, $4.9, and $4.4, respectively.
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
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation and other agreements. The Company accounts for such deposits as restricted cash (see Note 2).
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
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO inventory (benefits) charges of approximately $(7.1), $16.5 and $8.7 during 2011, 2010 and 2009, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. The excesses of current cost over the stated LIFO value of inventory at December 31, 2011 and December 31, 2010 were $29.4 and $36.4, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company's inventories at December 31, 2011 and December 31, 2010 were included in the Fabricated Products segment (see Note 2 for the components of inventories).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

     Property, Plant, and Equipment - Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment - net in the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $1.3, $2.8 and $2.7 during 2011, 2010 and 2009, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The principal estimated useful lives, are as follows:

	Range (in years)
Land improvements	3	-	25
Buildings and leasehold improvements	15	-	45
Machinery and equipment	1	-	24
Capital lease assets	3
Depreciation expense is not included in Cost of products sold, excluding depreciation, amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For 2011, 2010 and 2009, the Company recorded depreciation expense of $22.7, $19.4 and $16.2, respectively, relating to the Company's operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company's Corporate and Other for all periods presented herein.
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
During 2010, the Company recorded a $2.0 impairment charge to write down the carrying amount of idled equipment to represent its estimated fair value and a $1.9 impairment charge in connection with the sale of its Greenwood, South Carolina facility. Such asset impairment charges are included in Other operating charges (benefits), net in the Statements of Consolidated Income and are included in the Fabricated Products segment. Further, the Company also recorded additional impairment charges relating to property, plant and equipment in connection with its restructuring plans (see Note 16).
Property, plant and equipment held for future development are presented as idled assets. Such assets are evaluated for impairment on a held-and-used basis. Depreciation expense is not adjusted when assets are temporarily idled. See “Fair Values of Non-financial Assets and Liabilities” in Note 13 for additional information regarding idled assets included in property, plant and equipment.
Available for Sale Securities. Included in Other assets are certain marketable debt and equity securities, classified as available for sale securities (see Note 2). Such securities are invested in various investment funds and managed by a third-party trust in connection with the Company's deferred compensation program (see Note 8). Such securities are recorded at fair value (see “Available for Sale Securities” in Note 13), with net unrealized gains and losses, net of income taxes, reflected in other comprehensive earnings as a component of Stockholders' equity.
     Deferred Financing Costs. Costs incurred in connection with debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense and may be capitalized as part of construction in progress (see Note 2).
     Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, the Company uses a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The Company's accounting policy was to perform its annual goodwill impairment test during the third quarter, with the most recent annual goodwill impairment test completed as of September 1, 2011. During the fourth quarter of 2011, the Company elected to change its accounting policy to begin performing the annual goodwill impairment test on December 1 in order to better align its impairment testing procedures with the completion of the Company's annual financial and strategic planning process, which includes the preparation of long-term cash flow projections. The Company believes this change in accounting principle is preferable because these long-term cash flow projections are a key component in its annual goodwill impairment test and the change allows for the use of more recent financial information. This change did not accelerate, delay, avoid or cause a goodwill impairment charge and does not result in adjustments to our consolidated financial statements when applied retrospectively. During 2011, the Company tested its goodwill for impairment as of September 1, 2011 and December 1, 2011, and concluded there was no impairment of the carrying value of goodwill. During 2010, the Company concluded there was no impairment of the carrying value of goodwill.
     Conditional Asset Retirement Obligations (“CAROs”). The Company has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) at certain of the Company’s older facilities if such facilities were to undergo major renovation or be demolished. The Company, in accordance with Accounting Standards Codification ("ASC") Topic 410, Asset Retirement and Environmental Obligations, estimates incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discounts the expected costs back to the current year using a credit-adjusted, risk-free rate. The Company recognizes liabilities and costs for CAROs even if it is unclear when or if CAROs will be triggered. When it is unclear when or if CAROs will be triggered, the Company uses probability weighting for possible timing scenarios to determine the probability-weighted amounts that should be recognized in the Company’s consolidated financial statements (see Note 13).
Self Insurance of Employee Health and Workers' Compensation Liabilities. The Company is primarily self-insured for group health insurance and workers' compensation benefits provided to employees. The Company purchases stop-loss insurance to protect against annual health insurance claims per individual and at an aggregate level. Self insurance liabilities are estimated for claims incurred-but-not-paid based on judgment, using the Company's historical claim data and information and analysis provided by actuarial and claim advisors, the Company's insurance carriers and other professionals. The Company accounts for accrued liability relating to workers' compensation claims on a discounted basis. The discount rates used in estimating the liabilities were 1.00% and 4.75% and the undiscounted workers' compensation liabilities were $24.3 and $20.6 at December 31, 2011 and December 31, 2010, respectively. The accrued liabilities for health insurance and workers' compensation is included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
Environmental Contingencies. With respect to environmental loss contingencies, the Company records a loss contingency whenever a contingency is probable and reasonably estimatable. Accruals for estimated losses from environmental remediation obligations are generally recognized at no later than the completion of the remedial feasibility study. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold, excluding depreciation, amortization and other items in the Statements of Consolidated Income. Environmental expense relating to non-operating locations is included in Selling, administrative, research and development, and general in the Statements of Consolidated Income.
     Derivative Financial Instruments. Hedging transactions using derivative financial instruments are primarily designed to mitigate the Company's exposure to changes in prices for certain products sold and consumed by the Company and, to a lesser extent, to mitigate the Company's exposure to changes in foreign currency exchange rates. From time to time, the Company also enters into hedging arrangements in connection with financing transactions to mitigate financial risks.
The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company's derivative activities are initiated within guidelines established by management and approved by the Company's Board of Directors. Hedging transactions are executed centrally on behalf of all of the Company's business units to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.
The Company recognizes all derivative instruments as assets or liabilities in its Consolidated Balance Sheets and measures these instruments at fair value by “marking-to-market” all of its hedging positions at each period's end (see Note 13). Because the Company does not meet the documentation requirements for hedge (deferral) accounting, unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase, respectively, in Cost of products sold, excluding depreciation, amortization and other items, and unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense) (see Note 18). See Note 12 for additional information about realized and unrealized gains and losses relating to the Company's derivative financial instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

     Fair Value Measurement. The Company applies the provisions of Accounting Standards Update (“ASU”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring the fair value of its derivative contracts, plan assets invested by certain of the Company’s employee benefit plans and its cash convertible senior notes (see Note 13).
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
       Income Taxes. Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. In accordance with ASC Topic 740, Income Taxes, the Company uses a “more likely than not” threshold for recognition of tax attributes that are subject to uncertainties and measures any reserves in respect of such expected benefits based on their probability. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (see Note 7).
Earnings per Share. ASC Topic 260, Earnings Per Share (“ASC 260”), defines unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires inclusion of such securities in the computation of earnings per share pursuant to the two-class method. ASC 260 mandates the application of the foregoing principles to all financial statements issued for fiscal years beginning after December 2008 and requires retrospective application.
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
Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, electricity and natural gas derivative contracts, certain cash-settled call options that the Company purchased in March 2010 (the “Call Options”) (see Note 3), and arrangements related to the Company's cash equivalents. If the market value of the Company's net commodity and currency derivative positions with certain counterparties exceeds the applicable threshold, if any, the counterparty is required to post margin by transferring cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to post margin by transferring cash collateral below the threshold to certain counterparties. At both December 31, 2011 and December 31, 2010, the Company had no margin deposits with or from its counterparties.
The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in hedging activities as well as failure of counterparties to return cash collateral previously transferred to the counterparties. The counterparties to the Company's derivative contracts are major financial institutions, and the Company does not expect nonperformance by any of its counterparties.
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
     Foreign Currency. One of the Company’s foreign subsidiaries uses the local currency as its functional currency; its assets and liabilities are translated at exchange rates in effect at the balance sheet date; and its statement of operations is translated at weighted-average monthly rates of exchange prevailing during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity in accordance with ASC Topic 830, Foreign Currency Matters. Where the U.S. dollar is the functional currency of a foreign facility or subsidiary, re-measurement adjustments are recorded in Other income (expense). At both December 31, 2011 and December 31, 2010, the amount of translation adjustment relating to the foreign subsidiary using local currency as its functional currency was immaterial.
     New Accounting Pronouncements. In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles - Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 amends Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of ASU 2010-28 in the quarter ending March 31, 2011 did not have an impact on the Company's consolidated financial statements.
ASU No. 2010-29, Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), was issued in December 2010 to provide clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted ASU 2010-29 during the first interim reporting period of 2011 as it relates to pro forma disclosure of the Company's acquisition of the Chandler, Arizona (Extrusion) facility, effective January 1, 2011 (see Note 5).
ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), was issued in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The provisions in this ASU are to be applied prospectively. For public entities, this ASU becomes effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company expects to adopt the provisions of ASU 2011-04 for the interim period ending March 31, 2012 and does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements.
ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), was issued in June 2011 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items that are required to be reported in other comprehensive income or the timing to reclassify an item from other comprehensive income to net income and is required to be applied retrospectively. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the provisions of ASU 2011-05 for the fiscal year ending December 31, 2011 and applied the two-statement approach, presenting components of net income and total net income in the statement of income and the components and total of other comprehensive income along with a total for comprehensive income in the statement of other comprehensive income.

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
ASU No. 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan ("ASU 2011-09"), was issued in September 2011 and requires employers to provide additional disclosures regarding their participation in multiemployer pension plans to increase the transparency of their participation and awareness of the commitments and risks involved in participating in such plans. While previous rules require primarily disclosures relating to employers' historical contributions to the plans, ASU 2011-09 requires employers to disclose, among other things, (i) the amount of employer contributions made to each significant plan and to all plans in the aggregate, (ii) whether the employer's contributions represent more than 5% of total contributions to the plan, (iii) whether any such plans are subject to a funding improvement plan, (iv) the expiration dates of collective bargaining agreements and any minimum funding arrangements, and (v) the nature and effect of any changes affecting the comparability of any period in which a statement of income is presented. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans and is effective for annual periods for fiscal years ending after December 15, 2011. Early adoption is permitted. ASU 2011-09 is to be applied retrospectively for all prior periods presented. The Company adopted the provisions of ASU 2011-09 for the fiscal year ending December 31, 2011. See Note 9 for detailed disclosure regarding the Company's participation in various multiemployer pension plans.
ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), was issued in November 2011. This ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to adopt ASU 2011-11for reporting periods beginning on or after January 1, 2013. The Company does not anticipate the adoption of ASU 2011-11 to have a material impact on its financial statements.
ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), was issued in December 2011 to defer the requirement under ASU 2011-05 to present reclassification adjustments in the Statement of Consolidated Income and does not affect the effective date of any other requirements under ASU 2011-05. The Company has adopted the new disclosure requirement in ASU 2011-05 to disclose the components and total of other comprehensive income as its own separate statement and deferred the disclosure requirement relating to reclassification adjustments as permitted under ASU 2011-12.

2. Supplemental Balance Sheet Information

	December 31, 2011	December 31, 2010
Trade Receivables.
Billed trade receivables	$98.9	$82.5
Unbilled trade receivables — Note 1	0.9	1.1
Trade receivables, gross	99.8	83.6
Allowance for doubtful receivables	(0.9)	(0.6)
Trade receivables, net	$98.9	$83.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Inventories.
Finished products	$75.9	$53.8
Work in process	57.5	49.6
Raw materials	58.1	50.9
Operating supplies and repairs and maintenance parts	14.2	13.2
Total	$205.7	$167.5

Prepaid Expenses and Other Current Assets.
Current derivative assets — Notes 12 and 13	$—	$22.1
Current deferred tax assets	63.0	46.8
Current portion of option premiums paid - Notes 12 and 13	0.4	5.6
Short-term restricted cash	7.8	0.9
Prepaid taxes	3.8	1.3
Prepaid expenses	3.9	3.4
Total	$78.9	$80.1

Property, Plant and Equipment.
Land and land improvements	$22.6	$23.3
Buildings and leasehold improvements	45.9	43.5
Machinery and equipment	356.7	338.0
Construction in progress	24.1	7.7
Active property, plant and equipment, gross	449.3	412.5
Accumulated depreciation	(86.9)	(63.9)
Active property, plant, and equipment, net	362.4	348.6
Idled equipment	5.4	5.5
Property, plant, and equipment, net	$367.8	$354.1

Other Assets.
Derivative assets — Notes 12 and 13	$46.2	$50.8
Option premiums paid — Notes 12 and 13	0.1	0.6
Restricted cash	10.4	16.3
Long-term income tax receivable	2.8	2.9
Deferred financing costs	7.8	7.7
Available for sale securities	4.9	4.6
Other	0.1	0.1
Total	$72.3	$83.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Other Accrued Liabilities.
Current derivative liabilities — Notes 12 and 13	$14.8	$8.9
Current portion of option premiums received — Notes 12 and 13	0.1	7.0
Current portion of income tax liabilities	—	1.1
Accrued income taxes and taxes payable	2.6	1.8
Accrued annual VEBA contribution	—	2.1
Accrued freight	2.4	1.9
Short-term environmental accrual — Note 11	1.2	1.1
Accrued interest	2.3	2.1
Short-term deferred revenue — Note 1	13.5	10.8
Other	4.1	5.2
Total	$41.0	$42.0

Long-term Liabilities.
Derivative liabilities — Notes 12 and 13	$55.5	$62.2
Option premiums received — Notes 12 and 13	0.1	0.3
Income tax liabilities	13.4	12.9
Workers’ compensation accruals	20.8	15.9
Long-term environmental accrual — Note 11	20.8	19.1
Long-term asset retirement obligations	3.8	3.8
Long-term deferred revenue - Note 1	3.3	13.2
Deferred compensation liability	5.1	4.9
Other long-term liabilities	3.2	2.4
Total	$126.0	$134.7

3. Cash Convertible Senior Notes and Related Transactions

Indenture. In March 2010, the Company issued $175.0 principal amount of 4.5% Cash Convertible Senior Notes due April 2015 (the "Notes"). The Notes pay interest semi-annually in arrears on April 1 and October 1. The Company accounts for the cash conversion feature of the Notes (the “Bifurcated Conversion Feature”) as a separate derivative instrument with the fair value on the issuance date equaling the original issue discount ("OID") for purposes of accounting for the debt component of the Notes. Additionally, the initial purchasers' discounts and transaction fees of $5.9 were capitalized as deferred financing costs. The effective interest rate of the Notes is approximately 11% per annum, taking into account the amortization of the OID and deferred financing costs.

The following tables provide additional information regarding the Notes:

	December 31, 2011	December 31, 2010
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	$(27.0)	(33.6)
Carrying amount, net of discount	$148.0	$141.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended
	December 31,
	2011	2010
Contractual coupon interest	$8.4	$6.0
Amortization of discount and deferred financing costs	7.8	5.3
Total interest expense[1]	$16.2	$11.3
____________

[1]	A portion of the interest relating to the Notes is capitalized as Construction in progress.
See Note 13 for information relating to the estimated fair value of the Notes.
Holders may convert their Notes at any time on or after January 1, 2015. The Notes' conversion rate is subject to adjustment based on the occurrence of certain events, including, but not limited to (i) the payment of quarterly cash dividends on the Company's common stock in excess of $0.24 per share, (ii) certain other stock or cash dividends, (iii) the issuance of certain rights, options or warrants, (iv) the effectuation of share splits or combinations, (v) certain distributions of property, and (vi) certain issuer tender or exchange offers. The Company's quarterly dividend paid in February 2012 exceeded $0.24 per share (see Note 21), which caused the conversion rate to increase slightly to 20.6991 shares per $1,000 principal amount of the Notes and the equivalent conversion price to decrease slightly to approximately $48.31 per share.
Holders of the Notes can require the Company to repurchase the Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest following a fundamental change. Fundamental changes include, but are not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) shareholders' approval of any plan or proposal for the liquidation or dissolution of the Company, and (iv) failure of the Company's common stock to be listed on certain stock exchanges. Additionally, holders may convert their Notes before January 1, 2015, only in certain limited circumstances determined by (i) the trading price of the Notes, (ii) the occurrence of specified corporate events, or (iii) the market price of the Company's common stock. For example, if the Company's closing stock price exceeds $62.80 for 20 trading days during a period of 30 consecutive trading days ending on a calendar quarter, the Notes may be converted by one or more holders. The Company believes in this circumstance, the market value of the Notes will exceed the value of shares into which they can convert, making such an early conversion unlikely. No fundamental changes nor circumstances that could allow early conversion existed as of December 31, 2011 or the date hereof. The Notes are not convertible into the Company’s common stock or any other securities under any circumstances, but instead will be settled in cash.
Convertible Note Hedge Transactions. In March 2010, the Company purchased Call Options that have an exercise price equal to the conversion price of the Notes and an expiration date equal to the maturity or earlier conversion date of the Notes. The Call Options and the Notes have substantially similar anti-dilution adjustment provisions, including adjustments for payments of quarterly cash dividends in excess of $0.24 per share. Mirroring anti-dilution adjustments for the Notes, the February 2012 dividend payment caused the Call Options' exercise price to be adjusted downward slightly to approximately $48.31 per share, and the number of shares into which the Call Options can convert to be increased by an immaterial amount. Because the Call Options are settled in cash, if the market price per share of the Company's common stock at the time of cash conversion of any Notes is above the strike price of the Call Options, the Company is entitled to receive from the counterparties to the Call Options an aggregate amount equaling the amount of cash that the Company would be required to deliver to the holders of the converted Notes, less the principal amount thereof.

In March 2010, the Company also sold net-share-settled warrants (the “Warrants”) relating to approximately 3.6 million shares of the Company's common stock. The Warrants cannot be exercised prior to the expiration date of July 1, 2015 and are subject to certain anti-dilution adjustments, including adjustments for payments of quarterly cash dividends in excess of $0.24 per share. The February 2012 quarterly dividend payment triggered an anti-dilution provision which caused a slight downward adjustment to the Warrants' exercise price (to approximately $61.35 per share) and an immaterial increase in the number of shares to which the Warrants relate. At expiration, if the market price per share of the Company's common stock exceeds the strike price of the Warrants, the Company will be obligated to issue shares of the Company's common stock having a value equal to such excess. The Warrants meet the definition of derivatives but are not subject to fair value accounting because they are indexed to the Company's common stock and meet the requirement to be classified as equity instruments.
The Call Options and Warrant transactions are separate transactions and are not part of the terms of the Notes and do not affect the rights of holders under the Notes.
4. Secured Debt and Credit Facilities

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Secured credit facility and other long-term secured debt consisted of the following:

	December 31, 2011	December 31, 2010
Revolving credit facility	$—	$—
Other	4.7	13.1
Total	4.7	13.1
Less — Current portion	(1.3)	(1.3)
Long-term secured debt	$3.4	$11.8

     Revolving Credit Facility. On September 30, 2011, the Company and certain of its subsidiaries amended and extended its credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”), with the commitment under the facility being increased from $200.0 to $300.0 and the term being extended from March 23, 2014 to September 30, 2016. The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of the Company and its domestic operating subsidiaries as well as certain machinery and equipment. Under the Revolving Credit Facility, the Company is able to borrow from time to time an aggregate commitment amount equal to the lesser of $300.0 and a borrowing base comprised of (i) 85% of eligible accounts receivable, (ii) the lesser of (a) 65% of eligible inventory and (b) 85% of the net orderly liquidation value of eligible inventory as determined in the most recent inventory appraisal ordered by the administrative agent and (iii) 85% of certain eligible machinery and equipment, reduced by certain reserves, all as specified in the Revolving Credit Facility. Up to a maximum of $60.0 of availability under the Revolving Credit Facility may be utilized for letters of credit.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base prime rate or LIBOR, at the Company's option, plus, in each case, a specified variable percentage determined by reference to the then-remaining borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility may, subject to certain conditions and the agreement of any increasing lenders and/or any additional lenders thereunder, be increased up to $350.0.
The Company had $260.5 of borrowing availability under the Revolving Credit Facility at December 31, 2011, based on the borrowing base determination then in effect. At December 31, 2011, there were no borrowings under the Revolving Credit Facility, and $8.9 was being used to support outstanding letters of credit, leaving $251.6 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at December 31, 2011.
Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth therein. The Revolving Credit Facility places limitations on the ability of the Company and certain of its subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, the Company is required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1:1.0 if borrowing availability under the Revolving Credit Facility is less than $30.0. At December 31, 2011, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     Other Notes Payable. In connection with the Company's acquisition of the Florence, Alabama facility (see Note 5), a promissory note in the amount of $6.7 (the “Nichols Promissory Note”) was issued to Nichols as a part of the consideration paid. The Nichols Promissory Note bears interest at a rate of 7.5% per annum. Accrued but unpaid interest is due quarterly through maturity of the Nichols Promissory Note on August 9, 2015, and principal payments are due in equal quarterly installments. The Company has the option to repay all or a portion of the Nichols Promissory Note at any time prior to the maturity date. The Nichols Promissory Note is secured by certain real property and equipment included in the assets acquired from Nichols. At December 31, 2011, the outstanding principal balance under the Nichols Promissory Note was $4.7, of which $1.3 was payable within 12 months.

On September 30, 2011, the Company fully prepaid the $7.0 outstanding principal balance of a promissory note issued in connection with the Company's December 2008 purchase of the land and buildings of its Los Angeles, California facility (the "Los Angeles Promissory Note"). Prior to the time of such purchase, the facility was operated under a long term lease.
5. Acquisition

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
The Company paid net cash consideration of $83.2, with existing cash on hand, and assumed certain liabilities totaling approximately $1.0. Total acquisition related costs were $0.5, of which $0.4 was expensed in 2010 and $0.1 was expensed in 2011. Such expenses are included within Selling, administrative, research and development, and general expenses.
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

Goodwill arising from this transaction reflects (i) the expected synergistic benefits to the Company, as the products manufactured by the acquired operation are expected to complement the Company's other offerings of sheet, plate, cold finish and drawn tube products for aerospace applications and (ii) the calculation of the fair value of the other assets acquired and liabilities assumed in this transaction. Goodwill arising from this transaction is anticipated to be deductible for tax purposes over the next 15 years.
The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the Alexco acquisition had been completed as of January 1, 2010. This pro forma financial information considers principally (i) the Company's audited financial results, (ii) the unaudited historical financial results of Alexco, as supplied to the Company, and (iii) select pro forma adjustments to the historical financial results of Alexco. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets and the recognition of fair value adjustments relating to tangible assets in pre-tax income in each period and (ii) the pro forma impact of the transaction on the Company's tax provision in each period. These pro forma adjustments did not have a material impact on the pro forma Net income, as presented below. The following pro forma data does not purport to be indicative of the results of future operations or of the results that would have actually occurred had the acquisition taken place at the beginning of 2010:

	Year Ended
	December 31,
	2011 [1]	2010
Net sales (combined)	$1,301.3	$1,110.7
Net income (combined)	$25.1	$16.9
Basic earnings per share (combined)	$1.32	$0.87
Diluted earnings per share (combined)	$1.32	$0.87
____________

[1]
The combined results presented for year ended December 31, 2011 are the actual results presented in the Statements of Consolidated Income, as the operating results for the Chandler, Arizona (Extrusion) facility were included in the Company's consolidated operating results commencing January 1, 2011 (see Note 1).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following information presents select financial data relating to the Chandler, Arizona (Extrusion) facility, as included within the Company's consolidated operating results for the year ended December 31, 2011.

Year Ended
December 31, 2011
Net sales	$42.8
Net income before income taxes	$10.5

Nichols. On August 9, 2010, the Company acquired the Florence, Alabama facility, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications.
Consideration consisted of (i) $9.0 in cash, (ii) the $6.7 Nichols Promissory Note from the Company to Nichols (see Note 4), and (iii) the assumption of certain liabilities totaling approximately $2.1. Total acquisition-related costs were approximately $0.8, all of which were expensed through December 31, 2010 and included in Selling, administrative, research and development, and general in the Statements of Consolidated Income. The acquisition did not have a material impact on the Company's consolidated financial statements.
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
6. Goodwill and Intangible Assets

Goodwill. A roll-forward of goodwill is as follows (see Note 5 for additional information about the Company's business acquisitions):

Balance as of December 31, 2009	$—
Goodwill arising from Nichols acquisition	3.1
Balance as of December 31, 2010	$3.1
Goodwill arising from Alexco acquisition	34.1
Balance as of December 31, 2011	$37.2

All of the Company's goodwill is included in the Fabricated Products segment.
Intangible Assets. Identifiable intangible assets at December 31, 2011 and December 31, 2010 are comprised of the following:

December 31, 2011:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Weighted average Estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	25	$38.5	$(1.7)	$36.8
Backlog	2	0.8	(0.7)	0.1
Trademark and trade name	3	0.4	(0.1)	0.3
Total	24	$39.7	$(2.5)	$37.2

December 31, 2010:

	Weighted average Estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	20	$3.8	$(0.1)	$3.7
Backlog	3	0.5	(0.2)	0.3
Total	18	$4.3	$(0.3)	$4.0

The Company acquired $35.4 of intangible assets through the acquisition of Alexco in 2011 (see Note 5). Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $2.2 and $0.3 for 2011 and 2010, respectively. The expected amortization of intangible assets for the next five calendar years is as follows:

2012	$1.8
2013	1.7
2014	1.6
2015	1.6
2016	1.6
Thereafter	28.9
Total	$37.2

7. Income Tax Matters
Tax provision. Income before income taxes by geographic area is as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic	$37.9	$23.0	$117.8
Foreign	3.4	2.1	0.8
Total	$41.3	$25.1	$118.6

Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
The (provision) benefit for income taxes consists of:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Federal	Foreign	State	Total
2011
Current	$1.4	$0.3	$0.1	$1.8
Deferred	(2.3)	(0.5)	0.7	(2.1)
Provision applied to increase Additional capital/ Other comprehensive income	(13.5)	(0.4)	(2.0)	(15.9)
Total	$(14.4)	$(0.6)	$(1.2)	$(16.2)
2010
Current	$—	$0.1	$(0.5)	$(0.4)
Deferred	(34.4)	0.2	(10.2)	(44.4)
Benefit applied to decrease Additional capital/ Other comprehensive income	27.9	0.4	3.4	31.7
Total	$(6.5)	$0.7	$(7.3)	$(13.1)
2009
Current	$0.7	$(3.6)	$(1.1)	$(4.0)
Deferred	(59.3)	0.3	(2.1)	(61.1)
Benefit applied to decrease Additional capital/ Other comprehensive income	12.7	2.7	1.6	17.0
Total	$(45.9)	$(0.6)	$(1.6)	$(48.1)

A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
Amount of federal income tax provision based on the statutory rate	$(14.5)	$(8.8)	$(41.5)
(Increase) decrease in federal valuation allowances	—	(0.2)	0.5
Non-deductible compensation expense	(1.1)	(0.6)	(4.7)
Non-deductible expense	(0.4)	(0.3)	(0.5)
State income taxes, net of federal benefit [1]	(0.8)	(4.7)	(1.0)
Foreign income tax benefit	0.6	1.5	—
Other	—	—	(0.9)
Income tax provision	$(16.2)	$(13.1)	$(48.1)
___________________________

[1]
State income taxes of $4.7 in 2010 primarily consists of (i) a $1.9 increase in the valuation allowance relating to certain unused state net operating losses expected to expire and (ii) a $2.3 increase in the income tax provision from a reduction in the state deferred tax asset relating to a decrease in state net operating losses resulting from lower state apportionment factors in various states.

The table above reflects a full statutory U.S. tax provision despite the fact that the Company is only paying alternative minimum tax (“AMT”) in the U.S. and some state income taxes. See “Tax Attributes” below.
Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s net deferred income tax assets are as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2011	2010
Deferred income tax assets:
Loss and credit carryforwards	$375.6	$379.6
VEBAs	—	0.8
Other assets	39.6	25.9
Inventories and other	8.3	27.3
Valuation allowances	(18.8)	(20.1)
Total deferred income tax assets — net	404.7	413.5
Deferred income tax liabilities:
Property, plant, and equipment	(67.2)	(61.9)
VEBAs	(47.6)	(59.5)
Total deferred income tax liabilities	(114.8)	(121.4)
Net deferred income tax assets [1,2]	$289.9	$292.1
__________________________

[1]
Of the total net deferred income tax assets of $289.9, $63.0 was included in Prepaid expenses and other current assets and $226.9 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2011.

[2]
Of the total net deferred income tax assets of $292.1, $46.8 was included in Prepaid expenses and other current assets and $245.3 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2010.

Tax Attributes. At December 31, 2011, the Company had $875.1 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the United States. Of the $875.1 of NOL carryforwards at December 31, 2011, $1.7 represents excess tax benefits related to the vesting of employee restricted stock which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. The Company also had $29.8 of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
To preserve the NOL carryforwards available to the Company, (i) the Company’s certificate of incorporation includes certain restrictions on the transfer of the Company’s common stock and (ii) the Company entered into a stock transfer restriction agreement with the Union VEBA.
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, primarily including state NOLs sustained during the prior years and expiring tax benefits, the Company had a valuation allowance against its deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. The (decrease) increase in the valuation allowance was $(1.3), $2.1 and $(11.5) in 2011, 2010 and 2009, respectively. The decrease in the valuation allowance for 2011 was primarily due to the projected utilization of state NOLs. The increase in the valuation allowance in 2010 was primarily due to the expiration of projected state NOLs as a result of lower state apportionment in various state jurisdictions, of which $0.8 reversed in the first quarter of 2011 due to a change in tax law in the State of Illinois. The decrease in the valuation in 2009 was primarily due to a change in the State of Ohio's tax regime. Ohio phased out its corporate income tax and changed to a gross receipts tax, as a result, the deferred tax asset and the related valuation allowance, relating to Ohio NOLs, were reversed in 2009.
Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited the Company’s tax returns for fiscal years 1998 through 2001 and issued assessment notices for which Notices of Objection have been filed. In addition, the Canada Revenue Agency has audited the Company’s tax returns for fiscal years 2002 through 2004 and issued assessment notices, resulting in a payment of $7.9 to the Canada Revenue Agency against previously accrued tax reserves in 2009. During the fourth quarter of 2011, an additional $1.3 of Canadian Provincial income tax assessment, including interest, was paid resulting from the audit of the Company’s tax returns for fiscal years 2002 through 2004. The Company’s tax returns for certain past years are still subject to examination by taxing authorities, and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
No U.S. federal or state liability has been recorded for the undistributed earnings of the Company’s Canadian subsidiary at

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

December 31, 2011. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.
The Company has gross unrecognized benefits relating to uncertain tax positions. If and when the gross unrecognized tax benefits are ultimately recognized, it will be reflected in the Company’s income tax provision and affect the effective tax rate in future periods.
A reconciliation of changes in the gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
Gross unrecognized tax benefits at beginning of period	$15.0	$15.6	$15.8
Gross increases for tax positions of prior years	0.1	—	1.6
Gross decreases for tax positions of prior years	—	—	(1.6)
Gross increases for tax positions of current years	0.4	0.4	0.4
Settlements	(0.5)	—	(2.8)
Gross decrease for tax positions relating to lapse of a statute of limitation	(0.9)	(1.7)	—
Foreign currency translation	(0.4)	0.7	2.2
Gross unrecognized tax benefits at end of period	$13.7	$15.0	$15.6

The change during 2011 was primarily due to a partial release of an unrecognized tax benefit as a result of the expiration of a statute, settlements with taxing authorities, foreign currency fluctuations and change in tax positions. The change during 2010 was primarily due to a partial release of an unrecognized tax benefit as a result of the expiration of a statute, foreign currency fluctuations and change in tax positions. The change during 2009 was primarily due to settlements with taxing authorities, foreign currency fluctuations and change in tax positions.
In addition, the Company recognizes interest and penalties related to above unrecognized tax benefits in the income tax provision. The Company had $6.6 accrued at both December 31, 2011 and December 31, 2010, for interest and penalties. Of these amounts, $0 and $0.4 were recorded as current liabilities and were included in Other accrued liabilities on the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, respectively. The Company recognized an increase (decrease) in interest and penalty of $0, $0.4 and $(3.2) in its tax provision in 2011, 2010 and 2009, respectively.
In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, the Company incurred a foreign currency translation adjustment. During 2011, 2010 and 2009, the foreign currency impact on such liabilities resulted in $0.3, $(0.6) and $(2.7) currency translation adjustments, respectively, which were recorded within Other comprehensive income.
The Company does not expect its gross unrecognized tax benefits to materially change within the next 12 months.
8. Employee Benefits
     Employee Plans. Employee benefit plans include:

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

•
A defined benefit plan for salaried employees at the Company’s London, Ontario facility, with annual contributions based on each salaried employee’s age and years of service. At December 31, 2011, approximately 55% of the plan assets were invested in equity securities, and 40% of plan assets were invested in debt securities. The remaining plan assets were invested in short-term securities. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 55% in equity securities, 43% in debt securities and the remaining assets in short-term securities. See Note 13 for additional information regarding the fair values of the Canadian pension plan assets.

•
A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan as a result of the limitations imposed by the Internal Revenue Code of 1986 (the “Code”). Despite the plan being an unfunded plan, the Company makes an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of the Company’s general creditors, and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the rabbi trust relating to the deferred compensation plan are accounted for as available for sale securities and are included as Other assets on the Consolidated Balance Sheets (see Note 2). Liabilities relating to the deferred compensation plan are included on the Consolidated Balance Sheets as Long-term liabilities (see Note 2).

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

     Postretirement Medical Obligations. The Company’s postretirement medical plan was terminated in 2004. Certain eligible retirees receive medical coverage, however, through participation in the Union VEBA or the VEBA that provides benefits for certain other eligible retirees, their surviving spouse and eligible dependents (the “Salaried VEBA” and, together with the Union VEBA, the “VEBAs”). The Union VEBA covers qualifying bargaining unit employees who do not, or are not eligible to, elect coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and employees who were hired prior to February 2002 and subsequently retired or will retire with the requisite age and service. The Union VEBA is managed by four trustees (two appointed by the Company and two appointed by the the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL - CIO, CLC, or “USW”), and the assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
As of December 31, 2011, the Union VEBA owned 2,202,495 common shares of the Company, or approximately 11% of the Company’s issued and outstanding shares of common stock. A stock transfer restriction agreement between the Union VEBA and the Company restricts the number of shares of the Company’s common stock that generally may be sold by the Union VEBA during any 12-month period without further approval of the Company's Board of Directors to 1,321,485. Shares owned by the Union VEBA that are subject to the stock transfer restriction agreement are treated as being similar to treasury stock (i.e. as a reduction of Stockholders' equity) in the Company's Consolidated Balance Sheet. In January 2012, in accordance with the stock transfer restriction agreement and our certificate of incorporation, our Board of Directors granted its written approval permitting the Union VEBA to sell any and all of the 1,321,485 shares that the Union VEBA would be entitled to sell during 12-month period beginning March 24, 2012 at any time during such 12-month period.
The following table presents the sale of Union VEBA shares by the Union VEBA in 2011 and 2010 (the Union VEBA was not authorized to sell any shares in 2009) and the effect on the Consolidated Balance Sheets due to these share sales:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended
	December 31,
	2011	2010
Common stock sold by Union VEBA	1,321,485	1,321,485
Increase in Union VEBA assets [1]	$65.5	$52.1
Reduction in Common stock owned by Union VEBA [2]	$(31.7)	$(31.8)
Increase in Additional paid in capital	$(8.8)	$(0.7)
Decrease in Deferred tax assets	$(25.0)	$(19.6)
________________________

[1]	At a weighted-average price of $49.58 and $39.39 per share realized by the Union VEBA for the years 2011 and 2010, respectively.
2     At $24.02 per share reorganization value.
The Company’s only financial obligations to the VEBAs are (i) a variable cash contribution payable to the VEBAs based upon a formula driven calculation and (ii) an obligation to pay the administrative expenses of the VEBAs, up to $0.3 per year. The obligation to the Union VEBA with respect to the variable cash contribution extends through September 30, 2017, while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs through September 2017 pursuant to the Company’s obligation is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such payments may not exceed $20.0 and do not carryover to future years. Payments are also limited to the extent that such payments would cause the Company’s liquidity to be less than $50.0.
Amounts owing by the Company to the VEBAs are recorded in the Company's Consolidated Balance Sheets under Other accrued liabilities, with a corresponding increase in Net assets in respect of VEBAs. Such amounts are determined and paid on an annual basis. At December 31, 2010, the accrued variable contribution was $2.1 (comprised of $1.8 to the Union VEBA and $0.3 to the Salaried VEBA). These amounts were paid during the first quarter of 2011, along with an additional payment of $0.1, based on the final computation of the 2010 results. As of December 31, 2011, the Company determined that the variable contribution for 2011 was zero, as investments, capital spending, and interest exceeded earnings before interest expense, provision for income taxes, and depreciation and amortization. In addition to the contribution obligations, during 2011, 2010 and 2009, the Company recorded $0.3 each year in administrative expenses of the VEBAs.
The Company has no claim to the plan assets of the VEBAs or obligation to fund the liability or determine the benefits paid by the VEBAs, and its only financial obligation to the VEBAs are to pay the variable contributions and certain administrative fees. Nevertheless, based on discussions with the staff of the SEC, for accounting purposes the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related variable contribution as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, the Company accounts for net periodic postretirement benefit costs in accordance with ASC Topic 715, Compensation — Retirement Benefits, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s consolidated financial statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the VEBAs on an annual basis. While the funding status of the VEBAs could result in a liability position on the Company’s Consolidated Balance Sheets, such liability has no impact on the Company's cash flow, liquidity or funding obligation to the VEBAs.
Key Assumptions. The following data presents the key assumptions used and the amounts reflected in the Company’s financial statements with respect to the Company’s Canadian pension plan and the VEBAs.
The Company uses a December 31 measurement date for all of the plans.
Assumptions used to determine benefit obligations as of December 31 are:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Canadian Pension Benefits		VEBA Benefits
	December 31, 2011	December 31, 2010	December 31, 2011		December 31, 2010
			Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA
Benefit obligations assumptions:
Discount rate	5.60%	5.70%	4.20%	3.75%	5.25%	4.70%
Rate of compensation increase	3.00%	3.50%	—	—	—	—
Initial medical trend rate [1]	—	—	8.50%	—	9.00%	—
Ultimate medical trend rate [1]	—	—	5.00%	—	5.00%	—

[1]
The medical trend rate assumptions used for the Union VEBA were provided by the Union VEBA and certain industry data were provided by the Company's actuaries. The trend rate is assumed to decline to 5% by 2019 at December 31, 2011 and December 31, 2010. A one-percentage-point increase in the assumed medical trend rates would increase the accumulated postretirement benefit obligation of the Union VEBA by $50.5 and $37.0 at December 31, 2011 and December 31, 2010, respectively. A one-percentage-point decrease in the assumed medical trend rates would decrease the accumulated postretirement benefit obligation of the Union VEBA by $40.8 and $30.4 at December 31, 2011 and December 31, 2010, respectively.

Key assumptions made in computing the net obligation of each VEBA and in total include:
With respect to VEBA assets:

•
The shares of the Company’s common stock held by the Union VEBA that were not transferable have been excluded from assets used to compute the net asset or liability of the Union VEBA. There were 2,202,495 and 3,523,980 such shares at December 31, 2011 and December 31, 2010, respectively. Such shares will continue to be excluded until the restrictions lapse and are being accounted for similar to “treasury stock” in the interim (see Note 1).

•	At December 31, 2011 and December 31, 2010, neither VEBA held any unrestricted shares of the Company’s common stock.

•
Based on the information received from the VEBAs, at December 31, 2011 and December 31, 2010 both the Salaried VEBA and Union VEBA assets were invested in various managed proprietary funds. VEBA plan assets are managed by various investment advisors selected by the VEBA trustees, and are not under the control of the Company.

•	The Company's variable payment, if any, is being treated as a funding/contribution policy and not counted as a VEBA asset at December 31 for actuarial purposes.
With respect to VEBA obligations:

•	The accumulated postretirement benefit obligation (“APBO”) for each VEBA was computed based on the level of benefits being provided by each VEBA at December 31, 2011 and December 31, 2010.

•
Since the Salaried VEBA was paying a fixed annual amount to its constituents at both December 31, 2011 and December 31, 2010, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

Assumptions used to determine net periodic benefit cost (income) for the years ended December 31 are:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Canadian Pension Benefits			VEBA Benefits
	2011	2010	2009	2011		2010		2009
				Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA
Net periodic benefit cost assumptions:
Discount rate	5.70%	6.70%	7.50%	5.25%	4.70%	5.80%	5.40%	6.00%	6.00%
Expected long term return on plan assets [1]	5.40%	5.40%	6.00%	6.00%	7.25%	4.75%	7.25%	5.75%	7.25%
Rate of compensation increase	3.50%	3.50%	3.30%	—	—	—	—	—	—
Initial medical trend rate[2]	—	—	—	9.00%	—	9.50%	—	9.00%	—
Ultimate medical trend rate[2]	—	—	—	5.00%	—	5.00%	—	5.00%	—
_____________________

[1]	The expected long-term rate of return assumption is based on the historical investment portfolios provided to the Company by the VEBAs’ trustees.

[2]
The medical trend rate assumptions were used for the Union VEBA, which is currently paying certain prescription drug benefits, and provided by the Union VEBA and industry data from the Company's actuaries. The trend rate is assumed to decline to 5% by 2019, 5% by 2019 and 5% by 2013 for 2011, 2010 and 2009, respectively. A one-percentage-point increase in the assumed medical trend rates would increase the aggregate of the service and interest cost components of net periodic benefit costs by $2.7, $2.7 and $2.4 for 2011, 2010 and 2009, respectively. A one-percentage-point decrease in the assumed medical trend rates would decrease the aggregate of the service and interest cost components of net periodic benefit costs by $2.1, $2.2, and $1.9 for 2011, 2010 and 2009, respectively.

Benefit Obligations and Funded Status — The following table presents the benefit obligations and funded status of the Company’s Canadian pension and the VEBAs as of December 31, 2011 and December 31, 2010, and the corresponding amounts that are included in the Company’s Consolidated Balance Sheets.

	Canadian Pension Benefits		VEBA Benefits
	2011	2010	2011	2010
Change in Benefit Obligation:
Obligation at beginning of year	$5.4	$4.1	$348.6	$344.8
Foreign currency translation adjustment	(0.1)	0.2	—	—
Service cost	0.2	0.1	2.2	2.0
Interest cost	0.3	0.3	17.4	19.1
Actuarial (gain) loss[1]	(0.2)	0.8	96.8	2.8
Plan participant contributions	—	0.1	—	—
Benefits paid by Company	(0.2)	(0.2)	—	—
Benefits paid by VEBA	—	—	(21.1)	(23.2)
Reimbursement from Retiree Drug Subsidy[2]	—	—	3.0	3.1
Obligation at end of year	5.4	5.4	446.9	348.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Change in Plan Assets:
FMV of plan assets at beginning of year	4.9	4.1	506.6	422.4
Foreign currency translation adjustment	(0.1)	0.2	—	—
Actual return on assets	(0.2)	0.3	16.9	49.9
Plan participant contributions	—	0.1	—	—
Sale of Company's common stock by Union VEBA	—	—	65.5	52.1
Employer/Company contributions	0.5	0.4	0.1	2.3
Benefits paid by Company	(0.2)	(0.2)	—	—
Benefits paid by VEBA	—	—	(21.1)	(23.2)
Reimbursement from Retiree Drug Subsidy[2]	—	—	3.0	3.1
FMV of plan assets at end of year	4.9	4.9	571.0	506.6
Net Funded Status [3]	$(0.5)	$(0.5)	$124.1	$158.0
_____________________________

[1]
The actuarial loss relating to the VEBA plans in 2011 is comprised of (i) a loss of $31.4 resulting from an increase in benefit cost for plan participants, (ii) a loss of $53.5 resulting from a decrease in discount rates used to determine benefit obligations for both VEBA plans and (iii) a loss of $11.9 resulting from change in actuarial assumptions. The actuarial loss relating to the VEBA plans in 2010 is primarily the result of a change in the assumption in participant marital status in the Union VEBA and a change in annual benefit payment per participant in the Salaried VEBA.

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

[3]
With respect to the Prepaid benefit of $124.1 relating to the VEBAs at December 31, 2011, of which $144.7 was included in Net asset in respect of VEBA and $20.6 was included in Net liability in respect of VEBA on the Consolidated Balance Sheet. Prepaid benefit of $158.0 relating to the VEBAs at December 31, 2010, was included in Net asset in respect of the VEBAs on the Consolidated Balance Sheets.

With respect to the VEBAs, the Company has no claim to the plan assets nor obligation to fund the liability. The Company's only financial obligation to the VEBA is the variable cash contribution discussed previously. The following table presents the net assets of each VEBA as of December 31, 2011 and December 31, 2010 (such information is also included in the tables required under GAAP above which roll forward the assets and obligations):

	December 31, 2011			December 31, 2010
	Union VEBA	Salaried VEBA	Total	Union VEBA	Salaried VEBA	Total
APBO	$(370.0)	$(76.9)	$(446.9)	$(289.0)	$(59.6)	$(348.6)
Plan assets	514.7	56.3	571.0	445.7	60.9	506.6
Net Funded Status	$144.7	$(20.6)	$124.1	$156.7	$1.3	$158.0
The projected benefit obligation for the Canadian defined benefit pension plan was $4.9 and $4.8 at December 31, 2011 and December 31, 2010, respectively. The Company expects to contribute $0.5 to the Canadian pension plan in 2012.
As of December 31, 2011, the net benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Benefit Payments Due by Period
	2012	2013	2014	2015	2016	2017-2021
Canadian pension plan benefit payments	$0.2	$0.3	$0.3	$0.3	$0.3	$1.8
VEBA benefit payments[1]	28.7	29.3	29.6	29.9	30.1	177.3
Anticipated Retiree Drug Subsidy	(3.1)	(3.3)	(3.5)	(3.6)	(3.7)	(19.7)
Total net benefits	$25.8	$26.3	$26.4	$26.6	$26.7	$159.4
__________________________________
1 Such amounts were obtained from the VEBAs. The Company's only financial obligations to the VEBAs are to pay the variable contributions which may not exceed $20.0 annually and certain administrative fees.

The amount of (loss) income which is recognized in the Consolidated Balance Sheets (in Accumulated other comprehensive (loss) income) associated with the Company’s Canadian defined benefit pension plan and the VEBAs that have not yet been reflected in net periodic benefit cost as of December 31, 2011 were as follows:

	Canadian Pension Benefits		VEBA Benefits
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Accumulated net actuarial (losses) gains	$(2.0)	$(1.8)	$(95.1)	$14.7
Transition assets	0.4	0.4	—	—
Prior service cost	—	—	(41.1)	(45.3)
Loss recognized in Accumulated other comprehensive (loss) income	$(1.6)	$(1.4)	$(136.2)	$(30.6)

The amounts in Accumulated other comprehensive (loss) income that have not yet been recognized as components of net periodic pension benefit costs at December 31, 2011 that are expected to be recognized in 2012 are $0.1 for the Canadian pension plan relating to transition assets and $7.2 for the VEBAs. Of the $7.2 relating to the VEBAs, $4.2 is related to amortization of prior service cost and $3.0 is related to amortization of net actuarial loss. See the Statement of Comprehensive (Loss) Income for reclassification adjustments of other comprehensive income that were recognized as components of net periodic benefit costs for 2011, 2010 and 2009.

    Fair Value of Plan Assets. See Note 13 for the fair values of the VEBAs and Canadian pension plan assets.

Components of Net Periodic Benefit Cost (Income) — The Company’s results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. The following table presents the components of net periodic benefit cost (income) for 2011, 2010 and 2009:

	Canadian Pension Benefits			VEBA Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$0.2	$0.1	$0.1	$2.2	$2.0	$2.2
Interest cost	0.3	0.3	0.2	17.4	19.1	18.7
Expected return on plan assets	(0.3)	(0.2)	(0.2)	(30.4)	(20.9)	(21.0)
Amortization of prior service cost[2]	—	—	—	4.2	4.2	1.6
Amortization of net loss	0.1	—	—	0.6	0.7	3.8
Net periodic benefit costs (income)	$0.3	$0.2	$0.1	$(6.0)	$5.1	$5.3
__________________________

[1]	The Company amortizes prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present the total (income) charges related to all benefit plans for 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Canadian pension plan	$0.3	$0.2	$0.1
VEBAs	(6.0)	5.1	5.3
Deferred compensation plan	0.2	1.3	0.4
Defined contribution plans	7.1	6.5	6.5
Total	$1.6	$13.1	$12.3

The following tables present the allocation of these (income) charges:

	Year Ended December 31,
	2011	2010	2009
Fabricated Products	$6.4	$6.4	$5.8
All Other	(4.8)	6.7	6.5
Total	$1.6	$13.1	$12.3

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
9. Multiemployer Pension Plans

Overview. The Company has employees represented by USW, International Association of Machinists (“IAM”) and International Brotherhood of Teamsters (“Teamsters”) and contributes to the respective multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The Company currently estimates that contributions will range from $2.0 to $4.0 per year through 2015.

The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The Company has effectuated a complete withdrawal from the Teamster Local Union 786 Building Materials pension fund effective October 28, 2011 as a result of terminating the Plainfield, Illinois operation. The Company did not incur material liability or cash payments in connection with the withdrawal from this pension fund in 2011.

The Company's participation in material multiemployer pension plans for the annual period ended December 31, 2011, is outlined in the table below.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Pension Fund	EIN/Pension Plan Number[1]	Pension Protection Act Zone Status[2]		FIP/RP Status Pending/Implemented in 2011[3]	Contributions of the Company			Surcharge Imposed in 2011	Expiration Date of Collective-Bargaining Agreement
		2010	2009		2011	2010	2009

Steelworkers Pension Trust (USW)[4]	23-6648508	Green	Green	No	$2.6	$2.4	$2.3	No	Mar 2014 - Sep 2015
National Pension Plan(IAM)[5]	51-6031295	Green	Green	No	0.3	0.3	0.4	No	Dec 2013 - Nov 2014
Western Conference of Teamsters Pension Plan (Teamsters)[6]	91-6145047	Green	Green	No	0.3	0.2	0.3	No	May 2012
Canada Wide Industrial Pension Plan[7]	920120	N/A	N/A	N/A	0.4	0.4	0.3	N/A	Feb 2012
					$3.6	$3.3	$3.3

________________

[1]	The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable.

[2]
Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2011 and 2010 is for the plan's year-end at December 31, 2010, and December 31, 2009, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.

[3]	The “FIP/RP Status Pending/Implemented” column indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented under the PPA.

[4]
The Company is party to three collective-bargaining agreements that require contributions to the Steelworkers Pension Trust. Current union contracts covering employees at the Newark, Ohio and Spokane, Washington facilities, Florence, Alabama facility and Richmond (Bellwood), Virginia facility expire in September 2015, March 2014 and November 2014, respectively. Of the three, the union contract covering employees at the Newark, Ohio and Spokane, Washington facilities is more significant because 80% of the Company's USW-represented employees are covered by that agreement. The union contracts covering employees at the Bellwood, Virginia facility and Florence, Alabama facility cover 14% and 6% of the Company's USW-related employees, respectively. The Company makes monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee to the Steelworkers Pension Trust except that (i) the monthly contributions per hour worked by each bargaining unit employee at the Company’s Newark, Ohio and Spokane, Washington facilities increased to (in whole dollars) $1.25 starting July 2010 and will increase to (in whole dollars) $1.50 in July 2015 and (ii) monthly contributions per hour worked by each bargaining unit employee at at the Florence, Alabama facility are (in whole dollars) $1.25 per hour. The Company is also party to two other collective-bargaining agreements covering employees at the Chandler, Arizona (Tube) and Kalamazoo, Michigan facilities. However, these agreements do not require contributions from the Company to the Steelworkers Pension Trust because the employees at these facilities are covered under the Company's defined contribution 401(k) savings plan.

[5]
The Company is party to two significant collective-bargaining agreements that require contributions to the National Pension Plan. Current union contracts covering employees at the Richmond (Bellwood), Virginia, and Sherman, Texas facilities expire in November 2014 and December 2013, respectively. Of the two, the union contract covering employees at the Sherman, Texas facility is more significant because 89% of the Company's IAM-represented employees are covered by that agreement. The union contract covering employees at the Richmond (Bellwood), Virginia facility covers 11% of the Company's IAM-represented employees. The Company makes monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee to the National Pension Plan.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[6]
The Company makes monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee at the Los Angeles, California facility to the Western Conference of Teamsters Pension Plan.

[7]
The Company makes monthly contributions of (in whole dollars) $1.15 per hour worked by each bargaining unit employee at the London, Ontario facility to the Canada Wide Industrial Pension Plan. Information relating to the Pension Protection Act zone status, FIP/RIP status and surcharge imposed are not applicable to this plan because it is a Canadian plan that does not follow the same regulations as plans that are U.S. based.

The Company was not listed in any of the plans' Forms 5500 as providing more than 5% of the total contributions for any of the plan years disclosed. At December 31, 2011, Forms 5500 were not available for the plan years ending in 2011. Further, there were no significant changes to the number of employees covered by the Company's multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.
10. Employee Incentive Plans
Short-term Incentive Plans (“STI Plans”)
The Company has a short-term incentive compensation plan for senior management and certain other employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on EVA of the Company’s core Fabricated Products business, adjusted for certain safety and performance factors. EVA, as defined by the Company's STI Plans, is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, measured over a one year period. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.
Total costs relating to STI Plans were recorded as follows, for each period presented:

	Year Ended December 31,
	2011	2010	2009
Cost of products sold	$3.2	$2.9	$2.8
Selling, administrative, research and development and general	5.2	3.9	3.2
Total costs recorded in connection with STI Plans	$8.4	$6.8	$6.0

The following table presents the allocation of the charges detailed above, by segment:

	Year Ended December 31,
	2011	2010	2009
Fabricated Products segment	$5.9	$4.8	$4.7
All Other	2.5	2.0	1.3
Total costs recorded in connection with STI Plans	$8.4	$6.8	$6.0

Long- term Incentive Programs
General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Plan was originally effective as of July 6, 2006 and amended and restated from time to time. On June 1, 2010, the Board amended and restated the Plan in its entirety, with such amendment and restatement effective as of June 8, 2010, the date the Plan as so amended and restated was approved by the Company's stockholders. Effective as of February 8, 2012, the Board again amended and restated the Plan in its entirety to clarify that the maximum number of shares that the Company may withhold in connection with income realization cannot exceed the minimum amount of shares necessary to satisfy the payment of the statutorily minimum amount of taxes that the Company is required to withhold in connection with such income realization.The Equity Incentive Plan will expire on July 6, 2016, and no grants will be made thereunder after that date. The Company’s Board of Directors may, in its discretion, terminate the Equity

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination, and all grants made on or prior to the date of termination will remain in effect thereafter subject to the terms of the applicable grant agreement and the Equity Incentive Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At December 31, 2011, 845,499 common shares were available for additional awards under the Equity Incentive Plan. Compensation charges relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development expenses.
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
     Non-cash Compensation Expense. Recorded costs by type of award under LTI programs were as follows, for each period presented:

	Year Ended December 31,
	2011	2010	2009
Service-based non-vested common shares and restricted stock units	$4.1	$3.6	$7.9
Performance shares	1.1	0.8	0.9
Service-based stock options	—	0.1	0.3
Total non-cash compensation expense	$5.2	$4.5	$9.1

The following table presents the allocation of the charges detailed above, by segment:

	Year Ended December 31,
	2011	2010	2009
Fabricated Products [1]	$1.5	$1.4	$3.5
All Other	3.7	3.1	5.6
Total non-cash compensation expense	$5.2	$4.5	$9.1
_________

[1]	Of the $3.5 compensation charge allocated to the Fabricated Products segment in 2009, $0.8 of the amount relates to the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

accelerated vesting of previously granted stock-based payments in connection with the Company's restructuring efforts in 2009 (see Note 16).

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data, by type of award:

	December 31, 2011
	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$3.1	1.7
Performance shares	$3.1	2.0

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the year ended December 31, 2011 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2010	268,864	$27.91	7,872	$21.74	686,895	$26.84
Granted	83,066	47.07	2,182	46.59	188,741	46.65
Vested	(146,205)	36.84	(3,982)	17.16	(13,462)	62.83
Forfeited	(2,889)	33.47	—	—	(15,441)	26.24
Canceled	—	—	—	—	(68,799)	74.34
Outstanding at December 31, 2011	202,836	$29.24	6,072	$33.67	777,934	$26.84

The total grant-date fair value for shares granted during 2011, 2010 and 2009 was $12.8, $10.5 and $9.6, respectively. Total grant-date fair value for shares that vested during 2011, 2010 and 2009 was $6.3, $2.6 and $21.6.

Stock Options. As of December 31, 2011 and 2010, there were 20,791 and 22,077 fully-vested options outstanding, respectively, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 5.25 and 6.25 years, respectively. During 2011, 1,286 stock options expired. The grant date fair value of all options was $39.90 per share. No new options were granted and no existing options were forfeited or exercised during 2011.
Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. During 2011, 2010 and 2009, the Company recorded $0.2, $0.2 and $0.1, respectively, relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During 2011 and 2010, 62,637 and 11,729 commons shares, respectively, were withheld and canceled for this purpose. No such shares were withheld and canceled in 2009.
11. Commitments and Contingencies

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

      Commitments. The Company has a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (see Note 3 and Note 4).
Minimum rental commitments under operating leases at December 31, 2011, are as follows: years ending December 31, 2012 - $7.5; 2013 - $6.4, 2014 - $3.6, 2015 - $3.0, 2016 - $2.3, and thereafter - $33.0. Rental expenses were $10.0, $9.9 and $7.3 for 2011, 2010, and 2009, respectively. There are renewal options in various operating leases subject to certain terms and conditions.
Environmental Contingencies. The Company is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims based upon such laws.
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
The following table presents the changes in such accruals, which are primarily included in Long-term liabilities.

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$20.2	$9.7	$9.6
Additional accruals	3.9	13.9	2.4
Less expenditures	(2.1)	(3.4)	(2.3)
Ending balance	$22.0	$20.2	$9.7

During the third quarter of 2010, the Company increased its environmental accruals in connection with the Company's submission of a draft feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) on September 8, 2010 (the “Feasibility Study”). The draft Feasibility Study included recommendations for a range of alternative remediations to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company's Trentwood facility in Spokane, Washington which may be implemented over the next 30 years. During 2011, the Company continued to work with Washington State Ecology to revise the draft Feasibility Study and to determine viable remedial approaches. As of December 31, 2011, no agreement with Washington State Ecology had been reached on the final remediation approach. The draft Feasibility Study is still subject to further reviews, public comment and regulatory approvals before the final decree is issued. The Company expects the consent decree to be issued in late 2012.
At December 31, 2011, environmental accrual of $22.0 represented the Company's best estimate of the incremental cost based on proposed alternatives in the draft Feasibility Study related to the Company’s Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by the Company. The Company expects that these remediation actions will be taken over the next 30 years and estimates that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $1.2 in 2012, $3.6 in 2013, $1.8 in 2014, $0.8 in 2015, $0.6 in 2016, $14.0 in 2017 and years thereafter through the balance of the 30-year period.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $21.7 over the next 30 years. It is reasonably possible that the Company’s recorded estimate may change in the next 12 months.
Other Contingencies. The Company is party to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with past and current operations. The Company evaluates such matters on a case-by-case basis, and its policy is to vigorously contest any such claims it believes are without merit. The Company accrues for a legal liability when it is both probable that a liability has been incurred and the amount of the loss is reasonably estimatable. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these accruals to reflect the impacts of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material adverse impact on its consolidated financial position, operating results, or liquidity.
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
     Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk to its customers. However, in certain instances the Company enters into firm-price arrangements with its customers and incurs price risk on its anticipated aluminum purchases in respect of such customer orders. The Hedging business unit uses third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts. See Note 13 for additional information regarding the Company’s material derivative positions relating to hedges of operational risks, and their respective fair values).
During 2011, 2010 and 2009, total fabricated products shipments that contained fixed price terms were (in millions of pounds) 157.0, 97.0 and 162.7, respectively. At December 31, 2011, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of aluminum for 2012 and 2013, totaling approximately (in millions of pounds) 103.1 and 0.4 , respectively.
A majority of the Company's derivative contracts relating to hedges of operational risks contain credit risk-related contingencies, which the Company tries to minimize or offset through the management of counterparty credit lines, the utilization of options as part of the hedging activities, or both. The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.
Hedges Relating to the Notes. As described in Note 3, the Company issued Notes in the aggregate principal amount of $175.0 on March 29, 2010. The conversion feature of the Notes can only be settled in cash and is required to be bifurcated from the Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects that the realized gain or loss from the Call Options will substantially offset the realized loss or gain of the Bifurcated Conversion Feature upon maturity of the Notes. However, because valuation assumptions for the Bifurcated Conversion Feature and the Call Option are not identical, over time the Company expects to record net unrealized gains and losses due to mark-to-market adjustments to the fair values of the two derivatives. See Note 13 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options.
The following table summarizes the Company's material derivative positions at December 31, 2011:

		Notional Amount of Contracts
Commodity	Maturity Period	(mmlbs)
Aluminum —
Fixed priced purchase contracts	1/12 through 11/13	103.5
Midwest premium swap contracts[1]	1/12 through 12/12	86.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

		Notional Amount of Contracts
Energy	Maturity Period	(mmbtu)
Natural gas —[2]
Call option purchase contracts	1/12 through 12/13	4,050,000
Put option sales contracts	1/12 through 12/13	4,050,000
Fixed priced purchase contracts	1/12 through 12/14	1,490,000

		Notional Amount of Contracts
Electricity	Maturity Period	(Mwh)
Fixed priced purchase contracts	1/12 through 12/12	219,600

		Notional Amount of Contracts
Hedges Relating to the Notes	Contract Period	(Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,621,608
Call Options[3]	3/10 through 3/15	3,621,608
_________________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company's purchases of primary aluminum.

[2]
As of December 31, 2011, the Company's exposure to fluctuations in natural gas prices had been substantially reduced for approximately 85%, 53% and 5% of the expected natural gas purchases for 2012, 2013 and 2014, respectively.

[3]
The Bifurcated Conversion Feature represents the cash conversion feature of the Notes. To hedge against the potential cash outflows associated with the Bifurcated Conversion Feature, the Company purchased cash-settled Call Options. The Call Options have an exercise price equal to the conversion price of the Notes, subject to anti-dilution adjustment provisions substantially similar to the Notes, which may cause the exercise price to decrease and the notional amount of shares relating thereto to increase. The Call Options will expire upon the maturity of the Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company's common stock, the Call Options may only be settled in cash.

  The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets (see Note 2).

Realized and Unrealized Gains and Losses. Realized and unrealized gains (losses) associated with all derivative contracts consisted of the following, for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2011	2010	2009
Realized gains (losses):
Aluminum	$9.6	$(0.6)	$(29.2)
Natural Gas	(5.2)	(1.3)	(10.0)
Foreign Currency	—	—	(13.4)
Total realized gains (losses):	$4.4	$(1.9)	$(52.6)
Unrealized (losses) gains:
Aluminum	$(26.5)	$3.6	$61.2
Natural Gas	(1.6)	(4.4)	3.7
Electricity	(1.8)	—	—
Foreign Currency	—	0.1	15.6
Call Options	(2.1)	17.0	—
Bifurcated Cash Conversion Feature	6.1	(21.9)	—
Total unrealized (losses) gains	$(25.9)	$(5.6)	$80.5

13. Fair Value Measurements
Overview
The Company applies the fair value hierarchy established by GAAP for the recognition and measurement of assets and liabilities. An asset or liability's fair value classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty risk in its assessment of fair value.
The fair values of financial assets and liabilities are measured on a recurring basis. The Company has elected not to carry any financial assets and liabilities at fair value, other than as required by GAAP. Financial assets and liabilities that the Company carries at fair value, as required by GAAP include: (i) its derivative instruments, (ii) the plan assets of the VEBAs and the Company's Canadian defined benefit pension plan, and (iii) available for sale securities, consisting of investments related to the Company's deferred compensation plan (see Note 8). The Company records certain other financial assets and liability at carrying value, see table below for the fair value disclosure of those assets and liabilities.
The majority of the Company's non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the years ended December 31, 2011 and December 31, 2010, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
Fair Values of Financial Assets and Liabilities
Fair Values of Derivative Assets and Liabilities. The Company's derivative contracts are valued at fair value using significant observable and unobservable inputs.
Commodity, Foreign Currency and Energy Hedges - The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified, and valuation techniques do not involve significant judgment. The Company has some derivative contracts, however, that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (e.g., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
Bifurcated Conversion Feature and Call Options - The fair value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Notes are valued based on the trading price of the Notes each period-end (see “All Other Financial Assets and Liabilities” below). The fair value of the Notes without the cash conversion feature is the present value of the series of the remaining fixed

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

income cash flows under the Notes, with a mandatory redemption in 2015.
The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model are the Company's stock price, risk-free interest rate, credit spread, dividend yield, expected volatility of the Company's stock price, and probability of certain corporate events, all of which are observable inputs by market participants.
The significant assumptions used in the determining the fair value of the Call Options at December 31, 2011 were as follows:

Stock price at December 31, 2011[1]	$45.88
Quarterly dividend yield (per share)[2]	$0.24
Risk-free interest rate[3]	0.42%
Credit spread (basis points)[4]	569
Expected volatility rate[5]	42%
____________

[1]	The Company's stock price has the most material impact to the fair values of the Call Options and the Notes, which drives the fair value of the Bifurcated Conversion Feature.

[2]	The Company used a discrete quarterly dividend payment of $0.24 per share based on historical and expected future quarterly dividend payments as of December 31, 2011.

[3]	The risk-free rate was based on the five-year and three-year Constant Maturity Treasury rate on December 31, 2011, compounded semi-annually.

[4]
The Company's credit rating was estimated to be between BB and B+ based on comparisons of its financial ratios and size to those of other rated companies. Using the Merrill Lynch High Yield index, the Company identified credit spreads for other debt issuances with similar credit ratings and used the median of such credit spreads.

[5]
The volatility rate was based on both observed volatility, which is based on the Company's historical stock price, and implied volatility from the Company's traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.

VEBA and Canadian Pension Plan Assets. The VEBA assets are managed by various investment advisors selected by the trustees of each of the VEBAs. The VEBA assets are outside of the Company's control, and the Company does not have insight into the investment strategies. The fair value of the VEBAs’ plan assets is based on information made available to the Company by the VEBA administrators.
The assets of the Company's Canadian pension plan are managed by advisors selected by the Company, with the investment portfolio subject to periodic review and evaluation by the Company's investment committee. The investment of assets in the Canadian pension plan is based upon the objective of maintaining a diversified portfolio of investments in order to minimize concentration of credit and market risks (such as interest rate, currency, equity price and liquidity risks). The degree of risk and risk tolerance take into account the obligation structure of the plan, the anticipated demand for funds and the maturity profiles required from the investment portfolio in light of these demands.
The fair value of the plan assets of the VEBAs and the Company's Canadian pension plan are reflected in the Company's Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at each annual period end, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan.
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
Available for sale securities. The Company holds assets in various investment funds at certain registered investment

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

companies in connection with its deferred compensation program (see Note 1 and Note 8). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis at amortized cost. Such fair value input is considered a Level 2 input.
All Other Financial Assets and Liabilities. The Company believes that the fair value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The Company believes that the fair value of Nichols Promissory Note materially approximates its carrying amount in light of the Company’s credit profile, the interest rate applicable to the Nichols Promissory Note, and its remaining duration. The foregoing fair value assessment is considered to be a Level 2 valuation within the fair value hierarchy.
The fair value of the Note is based on trading price of the Notes and is considered a Level 1 input in the fair value hierarchy.
The following table presents the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments
Aluminum -
Fixed priced purchase contracts	$—	$0.3	$—	$0.3
Midwest premium swap contracts	—	—	0.1	0.1
Hedges Relating to the Notes -
Call Options	—	46.3	—	46.3

VEBAs and Canadian Pension Plan
Fixed income investment funds in registered investment companies[1]	—	413.3	—	413.3
Mortgage backed securities	—	33.9	—	33.9
Corporate debt securities[2]	—	39.1	—	39.1
Equity investment funds in registered investment companies[3]	—	52.3	—	52.3
United States Treasuries	—	1.6	—	1.6
Municipal debt securities	—	6.3	—	6.3
Cash and money market investments[4]	12.1	—	—	12.1
Asset backed securities	—	5.0	—	5.0
Diversified investment funds in registered investment companies[5]	—	12.3	—	12.3

All Other Financial Assets
Cash and cash equivalents	49.8	—	—	49.8
Available for sale securities	—	4.9	—	4.9
Total	$61.9	$615.3	$0.1	$677.3

FINANCIAL LIABILITIES:
Derivative Instruments
Aluminum -
Fixed priced purchase contracts	$—	$(7.8)	$—	$(7.8)
Midwest premium swap contracts	—	—	(0.1)	(0.1)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Natural Gas -
Put option sales contracts	—	(5.6)	—	(5.6)
Fixed priced purchase contracts	—	(1.3)	—	(1.3)
Electricity -
Fixed priced purchase contracts	—	(1.8)	—	(1.8)
Hedges Relating to the Notes -
Bifurcated Conversion Feature	—	(53.9)	—	(53.9)

All Other Financial Liabilities
Nichols Promissory Note	—	(4.7)	—	(4.7)
Notes	(203.0)	—	—	(203.0)
Total	$(203.0)	$(75.1)	$(0.1)	$(278.2)

The following table presents the Company's financial instruments classified under the appropriate level of the fair value hierarchy as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments
Aluminum -
Call option purchase contracts	$—	$9.3	$—	$9.3
Put option purchase contracts	—	0.1	—	0.1
Fixed priced purchase contracts	—	18.2	—	18.2
Midwest premium swap contracts	—	—	0.2	0.2
Natural Gas -
Call option purchase contracts	—	0.3	—	0.3
Put option purchase contracts	—	2.5	—	2.5
Fixed priced purchase contracts	—	0.1	—	0.1
Hedges Relating to the Notes -
Call Options	—	48.4	—	48.4

VEBAs and Canadian Pension Plan
Fixed income investment funds in registered investment companies[1]	—	299.1	—	299.1
Mortgage backed securities	—	81.7	—	81.7
Corporate debt securities[2]	—	47.6	—	47.6
Equity investment funds in registered investment companies[3]	—	32.8	—	32.8
United States Treasuries	—	15.0	—	15.0
Municipal debt securities	—	7.1	—	7.1
Cash and money market investments[4]	11.2	—	—	11.2
Asset backed securities	—	10.1	—	10.1
Diversified investment funds in registered investment companies[5]	—	4.9	—	4.9

All Other Financial Assets

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Cash and cash equivalents	135.6	—	—	135.6
Available for sale securities	—	4.6	—	4.6
Total	$146.8	$581.8	$0.2	$728.8

FINANCIAL LIABILITIES:
Derivative Instruments
Aluminum -
Call option sales contracts	$—	$(9.3)	$—	$(9.3)
Put option sales contracts	—	(0.1)	—	(0.1)
Fixed priced purchase contracts	—	(0.4)	—	(0.4)
Fixed priced sales contracts	—	(3.4)	—	(3.4)
Midwest premium swap contracts	—	—	(0.1)	(0.1)
Natural Gas -
Put option sales contracts	—	(4.6)	—	(4.6)
Fixed priced purchase contracts	—	(0.5)	—	(0.5)
Hedges Relating to the Notes -
Bifurcated Conversion Feature	—	(60.0)	—	(60.0)

All Other Financial Liabilities
Los Angeles Promissory Note	—	(7.0)	—	(7.0)
Nichols Promissory Note	—	(6.0)	—	(6.0)
Notes	(214.7)	—	—	(214.7)
Total	$(214.7)	$(91.3)	$(0.1)	$(306.1)
_________________________

1.
This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest in diversified portfolios, including (a) marketable fixed income securities such as (i) U.S. Treasury and other government issued debt securities, (ii) mortgage backed securities, (iii) asset backed securities, (iv) corporate bonds, notes and debentures in various sectors, (v) preferred stock, (vi) various deposit accounts and (vii) repurchase agreements and reverse repurchase agreements, (b) higher yielding, non-investment-grade fixed income securities in the high yield market, (c) debt securities of issuers located in countries with new or emerging markets, denominated in U.S. dollars or other foreign currencies and (d) fixed income instruments which may be represented by options, future contracts or swap agreements. The fair value of assets in this category is estimated using the net asset value per share of the investments.

2.
This category represents investments in fixed income corporate securities in various sectors. Investments in the industrial, financial and utilities sectors in 2011 represented approximately 53%, 38% and 9% of the total portfolio in this category, respectively. Investments in the industrial, financial and utilities sectors in 2010 represented approximately 53%, 36% and 11% of the total portfolio in this category, respectively. The fair value of assets in this category is estimated using the net asset value per share of the investments.

3.
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

4.	This category represents cash and investments in various money market funds.

5.
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

Level 3
Balance at December 31, 2010	$0.1
Total realized/unrealized losses included in:
Cost of goods sold excluding depreciation expense	1.4
Transactions involving Level 3 derivative contracts:
Purchases	—
Sales	—
Issuances	—
Settlements	(1.5)
Transactions involving Level 3 derivatives - net	(1.5)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at December 31, 2011	$—

Total gains included in earnings attributable to the change in unrealized losses relating to derivative contracts held at December 31, 2011:	$—
Fair Values of Non-financial Assets and Liabilities
Idled Assets. Included within Property, plant and equipment - net as of December 31, 2010 was $5.5 of idled assets. Of the carrying amount of idled assets as of December 31, 2010, $1.1 represented equipment used by the Company’s Tulsa, Oklahoma facility prior to the closure of that facility in 2008, and $4.4 represented assets that were acquired by the Company but had not yet been placed into service. During 2011, $0.1 of such assets was subsequently placed into service. Idled assets included within Property, plant and equipment - net was $5.4 as of December 31, 2011. The value of such assets was estimated using a combination of the cost approach and market approach. The cost approach uses replacement cost, and the market approach uses prices, for similar assets to determine the value of assets, and both approaches use Level 3 fair value inputs.
     CAROs. The inputs in estimating the fair value of CAROs include: (i) the timing of when any such CARO cash flows may be incurred, (ii) incremental costs associated with special handling or treatment of CARO materials and (iii) the credit adjusted risk free rate applicable at the time additional CARO cash flows are estimated, all of which are considered Level 3 inputs as they involve significant judgment of the Company.
During 2010, the Company re-assessed and revised its estimates relating to the timing and future costs of various asbestos removal projects at one facility. Both upward and downward revisions relating to cost estimates were made. The following table summarizes the activity relating to the Company's CARO liabilities:

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$3.8	$3.5	$3.3
Liabilities incurred during the period	—	—	—
Liabilities settled during the period	(0.1)	—	—
Accretion expense	0.3	0.3	0.2
Adjustment to accretion expense due to revisions to estimated cash flow[1]	—	(1.1)	—
Revisions to estimated cash flow	—	1.1	—
Ending balance	$4.0	$3.8	$3.5
__________________________________________
1    The adjustment increased both basic and diluted earnings per share for 2010 by approximately $0.05 per share.
The estimated fair value of CARO liabilities at December 31, 2011 and December 31, 2010 are based upon the application of a weighted-average credit-adjusted risk-free rate of 9.1%. CAROs are included in Other accrued liabilities or Long-term

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

liabilities, as appropriate (see Note 2).

14. Earnings Per Share
Basic and diluted earnings per share for 2011, 2010 and 2009 were calculated as follows:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$25.1	$12.0	$70.5
Less: Net income attributable to participating securities	—	(0.1)	(1.6)
Net income available to common stockholders	$25.1	$11.9	$68.9
Denominator - Weighted-average common shares outstanding (000):[1]
Basic	18,979	19,377	19,639
Diluted	18,979	19,377	19,639
Earnings per common share, Basic:
Net income per share	$1.32	$0.61	$3.51
Earnings per common share, Diluted:
Net income per share	$1.32	$0.61	$3.51
_____________

[1]
The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The diluted weighted-average number of common shares outstanding during the period is calculated under the two-class method, which does not take into account the dilutive effect of the unvested share-based payment awards.

The following table provides a detail of net income attributable to participating securities for 2011, 2010 and 2009:

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net income attributable to participating securities:[1]
Distributed income	$—	$0.1	$0.4
Undistributed income	—	—	1.2
Total net income attributable to participating securities	$—	$0.1	$1.6
Percentage of undistributed net income apportioned to participating securities	—%	—%	2%
__________________________

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

Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding at December 31, 2011. The potential dilutive effect of options outstanding was zero for 2011, 2010 and 2009. Warrants relating to approximately 3.6 million common shares at an initial average exercise price of approximately $61.36 per share were outstanding at December 31, 2011. The potential dilutive effect of shares underlying the Warrants was zero for 2011 and 2010.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

During 2011, 2010 and 2009, the Company paid a total of approximately $18.9 ($0.96 per common share), $19.0 ($0.96 per common share), and $19.6 ($0.96 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of any performance shares with respect to one half of the performance shares.
In June 2008, the Company’s Board of Directors authorized the repurchase of up to $75.0 of the Company’s common shares, with repurchase transactions to occur in open market and privately negotiated transactions at such times and prices as deemed appropriate by management and to be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and cash flows. At December 31, 2011, $46.9 was available for additional share repurchase.
During the first quarter of 2010, pursuant to a separate authorization from the Company's Board of Directors, the Company repurchased $44.2, or 1,151,900 shares of the Company's outstanding common stock, in privately negotiated, off-market transactions with purchasers of the Notes.
15. Segment and Geographical Area Information
The Company’s primary line of business is the production of semi-fabricated specialty aluminum products through 11 focused production facilities in the United States and one in Canada. The Company also owns a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Although Anglesey is decommissioning a portion of the site and pursuing the disposition of some of its assets, Anglesey currently expects to continue to conduct secondary aluminum remelt and casting operations.  The Company does not expect those efforts to impact the Company's results or result in any distribution by Anglesey to its owners.
Each of the Company’s North American production facilities is an operating segment. Such operating segments are aggregated for reporting purposes to one reportable segment, Fabricated Products. The Fabricated Products segment sells value-added products, such as aluminum sheet and plate and extruded and drawn products, which are primarily used in aerospace/high strength, general engineering, automotive, and other industrial applications.
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
The following tables provide financial information by operating segment for each period or as of each period-end, as applicable:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2011	2010	2009
Net Sales:
Fabricated Products	$1,301.3	$1,078.8	$897.1
All Other[1]	—	0.3	89.9
Total net sales	$1,301.3	$1,079.1	$987.0
Segment Operating Income (Loss):
Fabricated Products [2,3,4]	$108.6	$78.6	$73.6
All Other[4,5]	(53.6)	(37.5)	45.1
Total operating income	$55.0	$41.1	$118.7
Interest expense	(18.0)	(11.8)	—
Other income (expense), net	4.3	(4.2)	(0.1)
Income before income taxes	$41.3	$25.1	$118.6
Depreciation and Amortization:
Fabricated Products	$24.8	$19.4	$16.2
All Other	0.4	0.4	0.2
Total depreciation and amortization	$25.2	$19.8	$16.4
Capital expenditures:
Fabricated Products	$32.1	$38.0	$58.5
All Other	0.4	0.9	0.7
Total capital expenditures	$32.5	$38.9	$59.2

	December 31, 2011	December 31, 2010
Segment assets:
Fabricated Products	$636.4	$496.7
All Other[6]	684.2	822.2
Total assets	$1,320.6	$1,318.9
__________________

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

[2]
Operating results in the Fabricated Products segment for 2011, 2010 and 2009 included non-cash LIFO inventory (benefits) charges of $(7.1), $16.5 and $8.7, respectively. Also included in the Fabricated Products segment operating results for 2009 were $9.3 of lower of cost or market inventory write-down and $5.4 of restructuring charges relating to the restructuring plans involving the Company's Tulsa, Oklahoma and Bellwood, Virginia facilities. Restructuring charges in 2011 and 2010 were not material. Also included in the Fabricated Products segment operating results for 2011, 2010 and 2009 were $1.7, $13.6 and $0.7, respectively, of environmental expense. Fabricated Products segment operating results for 2010 also included $3.9 of asset impairment charge relating to certain Property, plant and equipment.

[3]
Fabricated Products segment results for 2011, 2010 and 2009 include non-cash mark-to-market (losses) gains on natural gas, electricity and foreign currency hedging activities totaling $(3.4), $(4.3) and $4.9, respectively. For further discussion regarding mark-to-market matters, see Note 12.

[4]
Operating results of the Fabricated Products segment and All Other include gains and losses on intercompany hedging activities related to metal. At the time the Fabricated Products segment enters into a firm-price customer contract, the Hedging business unit and Fabricated Products segment enter into an “internal hedge” so that metal price risk resides in the Hedging business unit under All Other. The Hedging business unit uses third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts. Results from internal hedging activities between the Fabricated Products segment and Hedging business unit eliminate in consolidation. Internal hedging gains (losses) in the Fabricated Products segment were $8.1, $(0.1) and $(42.8) for 2011, 2010 and 2009, respectively. All Other included the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

same amounts as (losses) gains for 2011, 2010 and 2009, respectively.

[5]
Operating results of All Other for 2011, 2010 and 2009 include non-cash mark-to-market (losses) gains on primary aluminum hedging activities totaling $(26.5), $3.6 and $61.2 respectively. The non-cash mark-to-market gain on foreign currency derivatives for 2009 was $14.4. Non-cash mark-to-market gains (losses) on foreign currency derivatives for 2011 and 2010 were immaterial. Also included in the operating income of All Other were $1.8 of impairment charges in 2009 relating to the Company's investment in Anglesey.

[6]	Assets in All Other represent primarily all of the Company’s cash and cash equivalents, metal and financial derivative assets, net assets in respect of VEBA(s) and net deferred income tax assets.

Geographic information for net sales, based on country of origin, and income taxes paid are as follows:

	Year Ended December 31,
	2011	2010	2009
Net sales to unaffiliated customers:
Fabricated Products —
United States	$1,195.1	$991.2	$840.1
Canada	106.2	87.6	57.0
Total Fabricated Products net sales	1,301.3	1,078.8	897.1
All Other —
United Kingdom	—	0.3	89.9
Total All Other net sales	—	0.3	89.9
Total net sales	$1,301.3	$1,079.1	$987.0
Income Taxes Paid:
Fabricated Products —
United States	$1.7	$0.1	$4.0
Canada	1.8	0.7	8.8
Total income taxes paid	$3.5	$0.8	$12.8

The aggregate foreign currency transaction gains (losses) included in determining net income were immaterial for 2011, 2010, and 2009. Sales to the Company’s largest fabricated products customer accounted for sales of approximately 21%, 23% and 20% of total revenue in 2011, 2010, and 2009, respectively. The loss of the Company’s largest customer would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationship between the customer and the Company is good, and the risk of loss of the customer is remote. Export sales were approximately 14%, 13% and 10% of total revenue during 2011, 2010 and 2009, respectively.
16. Restructuring and Other Exit Activities
During 2008 and 2009, the Company closed the Tulsa, Oklahoma facility and curtailed operations at the Bellwood, Virginia facility to focus solely on drive shaft and seamless tube products. These restructuring efforts were substantially completed by the end of 2009. Restructuring costs and other charges were $5.4 in 2009 primarily related to employee termination costs. The Company recorded an immaterial amount of restructuring benefits in 2010 primarily related to $1.0 of revisions of estimated employee termination costs, offset by an additional restructuring charge of $0.7 relating to the impairment of certain Construction in Progress assets. Restructuring benefits in 2011 were $0.3 primarily reflecting revisions of estimated employee termination costs.
All restructuring costs and other charges in connection with above-referenced restructuring plans were incurred and recorded in the Company's Fabricated Products segment.
The following table summarizes the activity relating to cash obligations arising from the Company's restructuring plans:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Employee Termination and Other Personnel Costs
Restructuring obligations at December 31, 2008	$4.5
Cash restructuring costs and other charges incurred in 2009	3.3
Cash payments in 2009	(5.5)
Restructuring obligations at December 31, 2009	2.3
Cash restructuring costs and other benefits incurred in 2010	(1.0)
Cash payments in 2010	(0.9)
Restructuring obligations at December 31, 2010	0.4
Cash restructuring costs and other benefits incurred in 2011	(0.2)
Cash payments in 2011	(0.2)
Restructuring obligations at December 31, 2011	$—

In addition to the restructuring activities above, the Company sold its manufacturing facility located in Greenwood, South Carolina for cash consideration of $4.8 in July 2010. The Greenwood, South Carolina facility produced forged aluminum products, which no longer fit within the Company's strategic portfolio of product offerings. In connection with the sale, the Company recorded a $1.9 impairment charge to reduce the carrying value of the assets classified as held-for-sale to their estimated fair value, less costs to sell. Such impairment loss was included in Other operating charges (benefit) in the Statements of Consolidated Income and was included as part of the Fabricated Products segment results.
17. Supplemental Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$10.4	$6.0	$2.0
Income taxes paid	$3.5	$0.8	$12.8
Supplemental disclosure of non-cash transactions:
Non-cash capital expenditures	$1.8	$1.7	$5.3
Issuance of Nichols Promissory Note — Note 4	$—	$6.7	$—
Capital leases acquired	$0.3	$—	$—

18. Other Income (Expense), Net
Other income (expense), net consisted of the following, for each period presented:

	Year Ended December 31,
	2011	2010	2009
Interest income	$0.2	$0.3	$0.1
Unrealized gains (losses) on financial derivatives [1]	4.0	(4.9)	—
All other, net	0.1	0.4	(0.2)
Other non-operating income (expense), net	$4.3	$(4.2)	$(0.1)
____________

[1]	See “Derivative Financial Instruments” in Note 1 for a discussion of accounting policy for such instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

19. Other Comprehensive (Loss) Income
The following table presents the tax effect allocated to each component of other comprehensive (loss) income for each period presented:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit	Amount
2011
Defined benefit pension plan and VEBAs:
Net actuarial loss arising during the period	$(110.6)	$42.2	$(68.4)
Reclassification adjustments:
Less: amortization of net actuarial gain	0.6	(0.2)	0.4
Less: amortization of prior service cost	4.2	(1.6)	2.6
Total loss recognized in Accumulated other comprehensive loss related to defined benefit pension plan and VEBAs	(105.8)	40.4	(65.4)
Unrealized loss on available for sale securities	(0.1)	—	(0.1)
Foreign currency translation adjustment	0.2	—	0.2
Other comprehensive loss	$(105.7)	$40.4	$(65.3)
2010
Defined benefit pension plan and VEBAs:
Net actuarial gain arising during the period	$25.5	$(9.7)	$15.8
Reclassification adjustments:
Less: amortization of net actuarial gain	0.7	(0.2)	0.5
Less: amortization of prior service cost	4.2	(1.6)	2.6
Total income recognized in Accumulated other comprehensive income related to defined benefit pension plans	30.4	(11.5)	18.9
Unrealized gain on available for sale securities	0.1	—	0.1
Foreign currency translation adjustment	(0.5)	—	(0.5)
Other comprehensive income	$30.0	$(11.5)	$18.5
2009
Defined benefit pension plan and VEBAs:
Net actuarial gain arising during the period	$66.3	$(25.0)	$41.3
Prior service cost arising during the period	(33.8)	12.7	(21.1)
Reclassification adjustments
Less: amortization of net actuarial loss	3.8	(1.4)	2.4
Less: amortization of prior service cost	1.6	(0.6)	1.0
Total income recognized in Accumulated other comprehensive income related to defined benefit pension plans	37.9	(14.3)	23.6
Foreign currency translation adjustment	(1.5)	—	(1.5)
Other comprehensive income	$36.4	$(14.3)	$22.1

20. Restatement of Previously Issued Consolidated Financial Statements

The Company accounts for the postretirement medical benefits to be paid by the VEBAs as defined benefit postretirement plans with the current VEBA assets and future variable contributions and earnings thereon operating as a cap on the benefits to

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

be paid. Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2010, the Company identified errors in the accuracy and completeness of the data previously provided by the Union VEBA. The Company determined that it had omitted certain deferred retirees from the Union VEBA's participant population and misinterpreted the benefit election of certain participants for the years ended December 31, 2009 and December 31, 2010. As a result of this omission and misinterpretation, the Company has restated the consolidated financial statements for the years ended December 31, 2009 and December 31, 2010 and each of the interim periods in 2010 and 2011 to reflect the full effects of these errors, which management believes are not material to its previously issued consolidated financial statements.

The following is a summary of the effects of the restatement on the Company's Statements of Consolidated Income, Statements of Comprehensive (Loss) Income, Statements of Consolidated Stockholders' Equity and Statements of Cash Flows for the years ended December 31, 2010 and 2009 and Consolidated Balance Sheet as of December 31, 2010 (in millions of dollars, except per share amounts):

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	December 31, 2010
	Previously Reported	Adjustment	Restated
Consolidated Balance Sheets:
Net asset in respect of VEBA(s)	$195.7	$(37.7)	$158.0
Deferred tax assets — net	231.1	14.2	245.3
Total assets	1,342.4	(23.5)	1,318.9
Retained earnings	80.1	(2.1)	78.0
Accumulated other comprehensive income (loss)	1.7	(21.4)	(19.7)
Total stockholders’ equity	912.2	(23.5)	888.7
Total liabilities and equity	1,342.4	(23.5)	1,318.9

	Year ended December 31, 2010
	Previously Reported	Adjustment	Restated
Statements of Consolidated Income:
Selling, administrative, research and development, and general	$64.4	$3.3	$67.7
Total costs and expenses	1,034.7	3.3	1,038.0
Operating income	44.4	(3.3)	41.1
Income before income taxes	28.4	(3.3)	25.1
Income tax provision	(14.3)	1.2	(13.1)
Net income	14.1	(2.1)	12.0
Earnings per common share, Basic:
Net income per share	$0.72	$(0.11)	$0.61
Earnings per common share, Diluted:
Net income per share	$0.72	$(0.11)	$0.61

Statements of Consolidated Comprehensive (Loss) Income:[1]
Net income	$14.1	$(2.1)	$12.0
Other comprehensive (loss) income:
Defined benefit pension plan and VEBAs
Net actuarial gain arising during the period	11.4	14.1	25.5
Tax impact on net actuarial gain	(4.4)	(5.3)	(9.7)
Reclassification adjustments:
Less: amortization of net actuarial loss	(0.4)	1.1	0.7
Less: tax impact on amortization of net actuarial loss	0.2	(0.4)	(0.2)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Less: amortization of prior service cost	4.2	—	4.2
Less: tax impact on amortization of prior service cost	(1.6)	—	(1.6)
Comprehensive income	23.1	7.4	30.5

Statements of Consolidated Stockholders' Equity:[1]
Net income	$14.1	$(2.1)	$12.0
Retained earnings	80.1	(2.1)	78.0
Accumulated other comprehensive income (loss)	1.7	(21.4)	(19.7)
Total stockholders' equity	912.2	(23.5)	888.7

Statements of Consolidated Cash Flows:
Net income	$14.1	$(2.1)	$12.0
Deferred income taxes	14.5	(1.2)	13.3
Non-cash net periodic benefit cost[2]	—	5.1	5.1
Other non-cash changes in assets and liabilities[2]	1.0	(1.7)	(0.7)

	Year ended December 31, 2009
	Previously Reported	Adjustment	Restated
Statements of Consolidated Comprehensive (Loss) Income:[1]
Other comprehensive (loss) income:
Defined benefit pension plan and VEBAs
Net actuarial gain arising during the period	$114.6	$(48.3)	$66.3
Tax impact on net actuarial gain	(43.2)	18.2	(25.0)
Prior service cost arising during the period	(32.4)	(1.4)	(33.8)
Tax impact on prior service cost	12.2	0.5	12.7
Comprehensive income	123.5	(30.9)	92.6

Statements of Consolidated Stockholders' Equity:[1]
Accumulated other comprehensive loss	$(7.3)	$(30.9)	$(38.2)
Total stockholders' equity	901.2	(30.9)	870.3
_______________________________

[1]
Total comprehensive (loss) income and components of other comprehensive (loss) income were previously included in the Statement of Stockholders' Equity. In 2011, the Company presented the Statement of Comprehensive (Loss) Income as a separate statement in accordance with ASU 2011-05. As such, the Previously Reported amounts in the tables above reflect the changes in the presentation.

[2]
Non-cash net periodic benefit cost was included within Other non-cash changes in assets and liabilities in 2010. Such amount has been reclassified from Other non-cash changes in assets and liabilities to conform to current period presentation.

21. Subsequent Events
The Company has evaluated events subsequent to December 31, 2011, to assess the need for potential recognition or

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

disclosure in herein. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements and that the following items represent subsequent events that merit disclosure herein:
Dividend Declaration. On January 13, 2012, the Company announced that its Board of Directors approved the declaration of a quarterly cash dividend of $0.25 per common share, or $4.9 (including dividend equivalents), which was paid on February 15, 2012 to stockholders of record at the close of business on January 24, 2012.
Quarterly cash dividend exceeding $0.24 per share has certain impacts on the conversion rate on our Notes, the exercise price of the Call Options and Warrants. See Note 3 for additional detail.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
QUARTERLY FINANCIAL DATA (Unaudited)
(in millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present the unaudited financial data for each of the interim periods in 2011 and 2010. Subsequent to the issuance of the unaudited consolidated financial statements for the quarter ended September 30, 2011, the Company identified errors in the accuracy and completeness of the data previously provided by the Union VEBA. The Company determined that it had omitted certain deferred retirees from the Union VEBA's participant population and misinterpreted the benefit election of certain participants for the years ended December 31, 2009 and December 31, 2010. As a result of these errors, the previously presented unaudited consolidated quarterly financial statements for the interim periods in 2011 each contained a $0.7 overstatement of Operating income, a $0.4 overstatement of Net income and a $0.02 overstatement of Net income per share - basic and diluted, and the unaudited consolidated quarterly financial statements for the interim periods in 2010 each contained a $0.8 overstatement of Operating income, a $0.5 overstatement of Net income and a $0.03 overstatement of Net income per share - basic and diluted. The tables below reflect the unaudited restated amounts for each of the interim periods in 2011 and 2010 except for the quarter ended December 31, 2011. Management believes the effects of these errors are not material to any of its previously issued consolidated financial statements.

The restated financial information for each of the 2011 interim periods will also be reflected in the Company's Quarterly Report on Form 10-Q for corresponding interim periods ending in 2012, when such report is filed with the SEC.

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2011
Net sales	$322.6	$338.8	$322.3	$317.6
Cost of products sold, excluding depreciation, amortization and other items	280.9	300.0	297.7	280.3
Restructuring costs and other (benefits) charges	—	—	(0.3)	—
Gross Profit	41.7	38.8	24.9	37.3
Operating income	19.8	14.7	4.9	15.6
Net income	$10.8	$4.1	$4.1	$6.1
Earnings per common share, Basic:
Net income per share	$0.57	$0.22	$0.21	$0.33
Earnings per common share, Diluted:
Net income per share	$0.57	$0.22	$0.21	$0.33
Common stock market price:
High	$52.77	$54.62	$56.30	$49.46
Low	$45.88	$46.37	$43.71	$40.26

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2010
Net sales	$267.5	$282.4	$263.4	$265.8
Cost of products sold, excluding depreciation, amortization and other items	232.0	255.9	229.3	229.6
Restructuring costs and other (benefits) charges	(0.6)	0.1	(0.4)	0.6
Gross Profit	36.1	26.4	34.5	35.6
Operating income	14.0	3.2	12.3	11.6
Net income (loss)	$8.3	$(0.4)	$5.0	$(0.9)
Earnings per common share, Basic:
Net income (loss) per share	$0.41	$(0.02)	$0.26	$(0.05)
Earnings per common share, Diluted:
Net income (loss) per share	$0.41	$(0.02)	$0.26	$(0.05)
Common stock market price:
High	$44.40	$41.63	$43.23	$52.00
Low	$32.83	$32.91	$33.90	$42.07

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the identification of a material weakness relating to our review of the completeness and accuracy of the information used to value the postretirement benefit obligations of the voluntary employee's beneficiary association that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (the “Union VEBA”). Information regarding the identified material weakness and the resulting remediation activities are discussed more fully below in Management's Annual Report on Internal Control Over Financial Reporting.
     Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the identification of a material weakness relating to our review of the completeness and accuracy of the information used to value the postretirement benefit obligations of the Union VEBA.
As discussed in this Report, although (1) our only financial obligation to the Union VEBA is to pay to the Union VEBA an annual variable contribution that does not depend on the funding status of the Union VEBA and to pay to the Union VEBA 50% of its administrative expenses, up to $250,000 per year, (2) the Union VEBA assets and liabilities have no impact on our liquidity or cash flow and (3) we have no control over the plan assets or the benefits provided by the Union VEBA, we are required to account for the Union VEBA's net periodic postretirement benefit costs and record any difference between the Union VEBA assets and the Union VEBA's accumulated postretirement benefit obligation in our financial statements. To determine the value and develop appropriate assumptions for the valuation of the Union VEBA assets and obligations required for this treatment, we must obtain from the Union VEBA administrators, on an annual basis, information regarding the Union

VEBA assets, Union VEBA benefit structures, Union VEBA plan participants and Union VEBA participant coverage elections. We have identified that, in certain circumstances, the information and assumptions we used for the valuation of the Union VEBA's postretirement benefit obligations did not accurately reflect the Union VEBA benefit structure, plan participants or participant coverage election.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2011 included in Item 8. “Financial Statements and Supplementary Data” of this Report, has issued an audit report on the effectiveness of our internal control over financial reporting.
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
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information included under the captions “Executive Officers,” “Proposals Requiring Your Vote — Proposal for Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our proxy statement for the 2012 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information included under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2012 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2012 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our proxy statement for the 2012 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2012 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Statements of Consolidated Income

Statements of Consolidated Comprehensive (Loss) Income

Statements of Consolidated Stockholders’ Equity

Statements of Consolidated Cash Flows

Notes to Consolidated Financial Statements

Quarterly Financial Data (Unaudited)
2. All schedules are omitted because they are either inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto included in Item 8. “Financial Statements and Supplementary Data” and incorporated herein by reference.
3. Exhibits
Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 118), which index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Jack A. Hockema
Jack A. Hockema
President and Chief Executive Officer
Date: February 29, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack A. Hockema	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Date: February 29, 2012
Jack A. Hockema

/s/ Daniel J. Rinkenberger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 29, 2012
Daniel J. Rinkenberger

/s/ Neal West	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 29, 2012
Neal West

/s/ Carolyn Bartholomew	Director	Date: February 29, 2012
Carolyn Bartholomew

/s/ David Foster	Director
David Foster		Date: February 29, 2012

/s/ Teresa A. Hopp	Director	Date: February 29, 2012
Teresa A. Hopp

/s/ Lauralee Martin	Director	Date: February 29, 2012
Lauralee Martin

Director
William F. Murdy

/s/ Alfred E. Osborne, Jr.	Director	Date: February 29, 2012
Alfred E. Osborne, Jr., Ph.D.

Director
Jack Quinn

/s/ Thomas M. Van Leeuwen	Director	Date: February 29, 2012
Thomas M. Van Leeuwen

/s/ Brett E. Wilcox	Director	Date: February 29, 2012
Brett E. Wilcox

INDEX OF EXHIBITS

Exhibit Number	Description
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

10.1
Credit Agreement, dated as of September 30, 2011, among the Company, Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminium International, Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, certain financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Wells Fargo Capital Finance, LLC, as joint bookrunners and joint lead arrangers, Wells Fargo Capital Finance, LLC, as documentation agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on October 3, 2011, File No. 000-52105).

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

10.8
Amendment No. 1, dated as of January 3, 2011, to Asset Purchase Agreement between Desert Fabco Acquisition, LLC and Alexco, L.L.C., dated as of October 12, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on April 28, 2011, File No. 000-52105).

*10.9	Description of Compensation of Directors.

**10.10
Employment Agreement, dated as of November 9, 2010, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 15, 2010, File No. 000-52105).

**10.11	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.12	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.13	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.14	Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.15
Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

10.16
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

10.18
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

**10.20
Form of Change in Control Severance Agreement for John Barneson (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.21
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

*10.23	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan effective February 8, 2012.

**10.24	2007 Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

**10.25
Amendment dated December 31, 2008 to the agreements evidencing awards granted to Messrs. Jack A. Hockema, John Barneson, John M. Donnan, Daniel J. Rinkenberger and James E. McAuliffe prior to 2008 under the Company's 2006 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

**10.26
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

**10.30
Kaiser Aluminum Corporation 2009 - 2011 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 10, 2009, File No. 000-52105).

**10.31
Kaiser Aluminum Fabricated Products 2011 Short-Term Incentive Plan for Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.32
2011 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.34
2011 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.35
Kaiser Aluminum Corporation 2011 - 2013 Long-Term Incentive Program of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.36
Kaiser Aluminum Fabricated Products 2011 Short-Term Incentive Plan for Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.37
2011 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.38
2011 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.39
Kaiser Aluminum Corporation 2011 - 2013 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

*18.1	Letter Regarding Change in Accounting Principles.

*21	Significant Subsidiaries of Kaiser Aluminum Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS***	XBRL Instance

*101.SCH***	XBRL Taxonomy Extension Schema

*101.CAL***	XBRL Taxonomy Extension Calculation

*101.DEF***	XBRL Taxonomy Extension Definition

*101.LAB***	XBRL Taxonomy Extension Label

*101.PRE***	XBRL Taxonomy Extension Presentation

_____________________________

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

***
As provided Rule 406T of Regulation S-T, XBRL information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.