Form 10-Q
period 2012-03-31
KAISER ALUMINUM CORP
filed 2012-04-26
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to_________________________________________

Commission File Number: 0-52105

KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		94-3030279
(State of incorporation)		(I.R.S. Employer Identification No.)

27422 Portola Parkway, Suite 200 Foothill Ranch, California		92610-2831
(Address of principal executive offices)		(Zip Code)
(949) 614-1740
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 20, 2012, there were 19,293,507 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$77.3	$49.8
Receivables:
Trade, less allowance for doubtful receivables of $0.9 at March 31, 2012 and December 31, 2011	130.1	98.9
Other	1.3	1.2
Inventories	198.2	205.7
Prepaid expenses and other current assets	75.3	78.9
Total current assets	482.2	434.5
Property, plant, and equipment – net	370.8	367.8
Net asset in respect of VEBA	213.4	144.7
Deferred tax assets – net	186.9	226.9
Intangible assets – net	36.8	37.2
Goodwill	37.2	37.2
Other assets	63.0	72.3
Total	$1,390.3	$1,320.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65.4	$62.2
Accrued salaries, wages, and related expenses	31.6	30.9
Other accrued liabilities	42.6	41.0
Payable to affiliate	22.4	14.4
Long-term debt-current portion	1.7	1.3
Total current liabilities	163.7	149.8
Net liability in respect of VEBA	20.4	20.6
Long-term liabilities	116.1	126.0
Cash convertible senior notes	149.8	148.0
Other long-term debt	3.0	3.4
Total liabilities	453.0	447.8
Commitments and contingencies – Note 9
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2012 and December 31, 2011; no shares were issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2012 and at December 31, 2011; 19,290,841 shares issued and outstanding at March 31, 2012 and 19,253,185 shares issued and outstanding at December 31, 2011	0.2	0.2
Additional capital	1,007.9	998.4
Retained earnings	106.5	84.4
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, 881,010 shares at March 31, 2012 and 2,202,495 shares at December 31, 2011	(21.1)	(52.9)
Treasury stock, at cost, 1,724,606 shares at March 31, 2012 and December 31, 2011	(72.3)	(72.3)
Accumulated other comprehensive loss	(83.9)	(85.0)
Total stockholders’ equity	937.3	872.8
Total	$1,390.3	$1,320.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended
	March 31,
	2012	2011
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$365.4	$322.6
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	295.0	280.9
Depreciation and amortization	6.3	6.3
Selling, administrative, research and development, and general	17.9	15.6
Total costs and expenses	319.2	302.8
Operating income	46.2	19.8
Other (expense) income:
Interest expense	(4.1)	(4.5)
Other income (expense), net	0.7	1.7
Income before income taxes	42.8	17.0
Income tax provision	(16.3)	(6.2)
Net income	$26.5	$10.8
Earnings per common share, Basic:
Net income per share	$1.39	$0.57
Earnings per common share, Diluted:
Net income per share	$1.38	$0.57
Weighted-average number of common shares outstanding (in thousands):
Basic	19,059	18,950
Diluted	19,161	19,161

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Quarter Ended
	March 31,
	2012	2011
	(Unaudited)
	(In millions of dollars)

Net income	$26.5	$10.8
Other comprehensive income:
Reclassification adjustments relating to VEBAs:
Less: amortization of net actuarial loss	0.8	0.1
Less: amortization of prior service cost	1.0	1.0
Unrealized gain on available for sale securities	0.3	—
Foreign currency translation adjustment	(0.3)	(0.3)
Other comprehensive income, before tax	1.8	0.8
Income tax expense related to items of other comprehensive income	(0.7)	(0.4)
Other comprehensive income, net of tax	1.1	0.4
Comprehensive income	$27.6	$11.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Common Stock Owned by Union VEBA Subject to Transfer Restriction	Treasury Stock	Accumulated Other Comprehensive Loss	Total
				(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2011	19,253,185	$0.2	$998.4	$84.4	$(52.9)	$(72.3)	$(85.0)	$872.8
Net income	—	—	—	26.5	—	—	—	26.5
Other comprehensive income, net of tax	—	—	—	—	—	—	1.1	1.1
Release of restriction on Union VEBA shares, net of tax of $24.6	—	—	7.8	—	31.8	—	—	39.6
Issuance of non-vested shares to employees	72,859	—	—	—	—	—	—	—
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	11,327	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(1,402)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(45,128)	—	(2.1)	—	—	—	—	(2.1)
Cash dividends on common stock ($0.25 per share)	—	—	—	(4.9)	—	—	—	(4.9)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.3	—	—	—	—	1.3
Amortization of unearned equity compensation	—	—	2.5	—	—	—	—	2.5
Dividends on unvested equity awards that canceled	—	—	—	0.5	—	—	—	0.5
BALANCE, March 31, 2012	19,290,841	$0.2	$1,007.9	$106.5	$(21.1)	$(72.3)	$(83.9)	$937.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Quarter Ended
	March 31,
	2012	2011
	(Unaudited) (In millions of dollars)
Cash flows from operating activities:
Net income	$26.5	$10.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	5.9	5.7
Amortization of definite-lived intangible assets	0.4	0.6
Amortization of debt discount and debt issuance costs	2.3	1.9
Deferred income taxes	16.0	5.8
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(1.3)	—
Non-cash equity compensation	2.5	1.4
Net non-cash LIFO (benefit) charge	(2.9)	14.9
Non-cash unrealized gains on derivative positions	(3.6)	(6.0)
Amortization of option premiums paid (received)	0.1	(0.3)
Losses on disposition of property, plant and equipment	—	0.1
Non-cash net periodic benefit income	(3.0)	(1.5)
Other non-cash charges	0.8	0.1
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(31.3)	(25.5)
Inventories (excluding LIFO benefit/charge)	10.4	(10.4)
Prepaid expenses and other current assets	(1.9)	(0.7)
Accounts payable	3.3	13.6
Accrued liabilities	4.3	(1.1)
Payable to affiliate	8.0	6.8
Long-term assets and liabilities, net	(1.5)	(0.4)
Net cash provided by operating activities	35.0	15.8
Cash flows from investing activities:
Capital expenditures	(9.0)	(6.2)
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	—	(83.2)
Change in restricted cash	7.2	—
Net cash used in investing activities	(1.8)	(89.4)
Cash flows from financing activities:
Repayment of promissory notes	—	(0.3)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	1.3	—
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(2.1)	(1.1)
Cash dividend paid to stockholders	(4.9)	(4.7)
Net cash used in financing activities	(5.7)	(6.1)
Net increase (decrease) in cash and cash equivalents during the period	27.5	(79.7)
Cash and cash equivalents at beginning of period	49.8	135.6
Cash and cash equivalents at end of period	$77.3	$55.9
See Note 14 for supplemental cash flow information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

1. Summary of Significant Accounting Policies
This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
     Organization and Nature of Operations. Kaiser Aluminum Corporation (together with its subsidiaries, unless the context otherwise requires, the “Company”) specializes in the production of semi-fabricated specialty aluminum products, with its operations consisting of one reportable segment in the aluminum industry, referred to herein as Fabricated Products. The Company also owns a non-controlling interest in a secondary aluminum facility. See Note 13 for additional information regarding the Company’s reportable segment and its other business units, referred to herein as All Other.
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
The Company has suspended the use of the equity method of accounting with respect to its 49% non-controlling interest in Anglesey Aluminium Limited ("Anglesey"). As a result, the Company did not record equity in income from Anglesey for any of the periods presented herein. The carrying amount of the Company’s investment in Anglesey was zero at both March 31, 2012 and December 31, 2011. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey during the next 12 months. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on our investment in Anglesey and the suspension of equity method of accounting with respect to our ownership in Anglesey.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

     Stock-Based Compensation. Stock-based compensation in the form of service-based awards is provided to executive officers, certain employees and directors, and is accounted for at fair value. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the number of awards expected to ultimately vest. The cost of an award is generally recognized as an expense over the requisite service period of the award on a straight-line basis unless the award is deemed to no longer be subject to a substantial risk of forfeiture for tax purposes and deemed to be income earned by the participant despite the underlying share remaining unvested. The Company has elected to amortize compensation expense for equity awards with graded vesting using the straight-line method (see Note 8).
The Company also grants performance-based awards to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance, measured over specified three year performance periods. EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, as defined in the Company’s annual long-term incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified three-year performance periods on a ratable basis (see Note 8).
     Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO (benefit) charge of approximately $(2.9) and $14.9 during the quarters ended March 31, 2012 and March 31, 2011, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. The excess of current cost over the stated LIFO value of inventory at March 31, 2012 and December 31, 2011 was $26.4 and $29.4, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at March 31, 2012 and December 31, 2011 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment – net in the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.6 and $0.2 during the quarters ended March 31, 2012 and March 31, 2011, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation, amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended March 31, 2012 and March 31, 2011, the Company recorded depreciation expense of $5.8 and $5.6, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded relating to the Company’s Corporate and Other business unit for all periods presented in this Report.
Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or group of assets may not be recoverable. The Company regularly assesses whether events and circumstances with the potential to trigger impairment have occurred and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flow, to make such assessments. The Company uses an estimate of the future undiscounted cash flows of the related asset or asset group over the estimated remaining life of such asset(s) in measuring whether the asset(s) are recoverable. Measurement of the amount of impairment, if any, is based on the difference between the carrying value of the asset(s) and the estimated fair value of such asset(s). Fair value is determined through a series of standard valuation techniques. See “Fair Values of Non-financial Assets and Liabilities” in Note 11 for additional information regarding fair value assessments relating to certain property, plant and equipment.
Property, plant and equipment held for future development are presented as idled assets. Such assets are evaluated for impairment on a held-and-used basis. Depreciation expense is not adjusted when assets are temporarily idled.
     Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis during the fourth quarter as well as on

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, the Company uses a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment.
Conditional Asset Retirement Obligations (“CAROs”). The Company has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) at certain of the Company's older facilities; if such facilities were to undergo major renovation or be demolished. The Company estimates incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discounts the expected costs back to the current year using a credit-adjusted, risk-free rate. The Company recognizes liabilities and costs for CAROs even if it is unclear when or if CAROs will be triggered. When it is unclear when or if CAROs will be triggered, the Company uses probability weighting for possible timing scenarios to determine the probability-weighted amounts that should be recognized in the Company's consolidated financial statements (see Note 11).
     Self Insurance of Employee Health and Workers’ Compensation Liabilities. The Company is primarily self-insured for group health insurance and workers’ compensation benefits provided to employees. The Company purchases stop-loss insurance to protect against annual health insurance claims at both the individual and aggregate level. Self insurance liabilities are estimated for claims incurred-but-not-paid based on judgment, using the Company’s historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and other professionals. The Company accounts for accrued liability relating to workers’ compensation claims on a discounted basis. The undiscounted workers’ compensation liabilities were $24.2 and $24.3 at March 31, 2012 and December 31, 2011, respectively, and a discount rate of 1% was used on both dates to estimate discounted liabilities. The accrued liability for health insurance and workers’ compensation claims is included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
Environmental Contingencies. With respect to environmental loss contingencies, the Company records a loss contingency whenever a contingency is probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold, excluding depreciation, amortization and other items in the Statement of Consolidated Income. Environmental expense relating to non-operating locations is included in Selling, administrative, research and development, and general in the Statement of Consolidated Income.
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
The Company recognizes all derivative instruments as assets or liabilities in its Consolidated Balance Sheets and measures these instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 11). Because the Company does not meet the documentation requirements for hedge (deferral) accounting, unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase in Cost of products sold, excluding depreciation, amortization and other items. Unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense), net (see Note 15). See Note 10 for additional information about realized and unrealized gains and losses relating to the Company’s derivative financial instruments.
Fair Value Measurement. The Company applies the provisions of Accounting Standards Update (“ASU”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring the fair value of its derivative contracts, plan assets invested by certain of the Company's employee benefit plans and its cash convertible senior notes (see Note 11).
Earnings per Share. Basic earnings per share is computed by dividing earnings by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The shares owned by a voluntary employee's beneficiary

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that are subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders' equity), are included in the computation of basic weighted-average number of common shares outstanding because such shares were irrevocably issued and have full dividend and voting rights. Diluted earnings per share is calculated under the treasury stock method (see Note 12).
     Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, electricity and natural gas derivative contracts, certain cash-settled call options that the Company purchased in March 2010 (the “Call Options”) (see Note 3), and arrangements related to the Company’s cash equivalents. If the market value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds the applicable threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both March 31, 2012 and December 31, 2011, the Company had no margin deposits with or from its counterparties.
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
     New Accounting Pronouncements. ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), was issued in November 2011. This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to adopt ASU 2011-11 for reporting periods beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its financial statements.

2. Supplemental Balance Sheet Information

	March 31, 2012	December 31, 2011
Trade Receivables.
Billed trade receivables	$128.8	$98.9
Unbilled trade receivables – Note 1	2.2	0.9
Trade receivables, gross	131.0	99.8
Allowance for doubtful receivables	(0.9)	(0.9)
Trade receivables, net	$130.1	$98.9

Inventories.
Finished products	$67.5	$75.9
Work in process	69.6	57.5
Raw materials	46.2	58.1
Operating supplies and repairs and maintenance parts	14.9	14.2
Total	$198.2	$205.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Prepaid Expenses and Other Current Assets.
Current derivative assets – Notes 10 and 11	$1.4	$—
Current deferred tax assets	63.0	63.0
Current portion of option premiums paid – Notes 10 and 11	0.4	0.4
Short-term restricted cash	0.9	7.8
Prepaid taxes	3.7	3.8
Prepaid expenses	5.9	3.9
Total	$75.3	$78.9

Property, Plant and Equipment - Net.
Land and improvements	$22.6	$22.6
Buildings and leasehold improvements	49.3	45.9
Machinery and equipment	362.7	356.7
Construction in progress	23.6	24.1
Active property, plant and equipment, gross	458.2	449.3
Accumulated depreciation	(92.8)	(86.9)
Active property, plant and equipment, net	365.4	362.4
Idled equipment	5.4	5.4
Total	$370.8	$367.8

Other Assets.
Derivative assets – Notes 10 and 11	$37.4	$46.2
Option premiums paid – Notes 10 and 11	0.1	0.1
Restricted cash	10.1	10.4
Long-term income tax receivable	2.9	2.8
Deferred financing costs	7.2	7.8
Available for sale securities	5.1	4.9
Other	0.2	0.1
Total	$63.0	$72.3

Other Accrued Liabilities.
Current derivative liabilities – Notes 10 and 11	$12.8	$14.8
Current portion of option premiums received – Notes 10 and 11	0.1	0.1
Taxes payable	5.6	2.6
Accrued freight	2.5	2.4
Short-term environmental accrual – Note 9	1.3	1.2
Accrued interest	4.4	2.3
Short-term deferred revenue – Note 1	11.3	13.5
Other	4.6	4.1
Total	$42.6	$41.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Long-term Liabilities.
Derivative liabilities – Notes 10 and 11	$46.7	$55.5
Option premiums received – Notes 10 and 11	0.1	0.1
Income tax liabilities	13.9	13.4
Workers’ compensation accruals	20.5	20.8
Long-term environmental accrual – Note 9	20.4	20.8
Long-term asset retirement obligations	3.9	3.8
Long-term deferred revenue – Note 1	2.2	3.3
Deferred compensation liability	5.5	5.1
Other long-term liabilities	2.9	3.2
Total	$116.1	$126.0

3. Cash Convertible Senior Notes

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
The following tables provide additional information regarding the Notes:

	March 31, 2012	December 31, 2011
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(25.2)	(27.0)
Carrying amount, net of discount	$149.8	$148.0

	Quarter Ended
	March 31,
	2012	2011
Contractual coupon interest	$2.0	$2.0
Amortization of discount and deferred financing costs	2.0	1.9
Total interest expense[1]	$4.0	$3.9
______________________

[1]	A portion of the interest relating to the Notes is capitalized as Construction in progress.
See “All Other Financial Assets and Liabilities” in Note 11 for information relating to the estimated fair value of the Notes.

Holders may convert their Notes at any time on or after January 1, 2015. The Notes' conversion rate is subject to adjustment based on the occurrence of certain events, including, but not limited to, (i) the payment of quarterly cash dividends on the Company's common stock in excess of $0.24 per share, (ii) certain other stock or cash dividends, (iii) the issuance of certain rights, options or warrants, (iv) the effectuation of share splits or combinations, (v) certain distributions of property, and (vi) certain issuer tender or exchange offers. The Company's quarterly dividends paid or declared in 2012 exceeded $0.24 per share. Upon the payment of the quarterly dividend in May 2012, the conversion rate will be increased slightly to 20.7035 shares per $1,000 principal amount of the Notes and the equivalent conversion price will be approximately $48.30 per share.

Holders of the Notes can require the Company to repurchase the Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest following a fundamental change. Fundamental changes include, but are not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) shareholders' approval of any plan or proposal for the liquidation or dissolution of the Company, and (iv) failure of the Company's common stock to be listed on

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

certain stock exchanges. Additionally, holders may convert their Notes before January 1, 2015, only in certain limited circumstances determined by (i) the trading price of the Notes, (ii) the occurrence of specified corporate events, or (iii) the market price of the Company's common stock. For example, following payment of the quarterly dividend in May 2012, if the Company's closing stock price exceeds $62.79 for 20 trading days during a period of 30 consecutive trading days ending on a calendar quarter, the Notes may be converted by one or more holders. The Company believes in this circumstance, the market value of the Notes will exceed the value of shares into which they can convert, making such an early conversion unlikely. No fundamental changes or circumstances that could allow early conversion existed as of March 31, 2012. The Notes are not convertible into the Company's common stock or any other securities under any circumstances, but instead will be settled in cash.

Convertible Note Hedge Transactions. In March 2010, the Company purchased Call Options that have an exercise price equal to the conversion price of the Notes and an expiration date equal to the maturity or earlier conversion date of the Notes. The Call Options and the Notes have substantially similar anti-dilution adjustment provisions, including adjustments for payments of quarterly cash dividends in excess of $0.24 per share. Mirroring anti-dilution adjustments for the Notes, upon the payment of the quarterly dividend in May 2012, the Call Options' exercise price will be approximately $48.30 per share, and the number of shares into which the Call Options can convert to be increased by an immaterial amount. Because the Call Options are settled in cash, if the market price per share of the Company's common stock at the time of cash conversion of any Notes is above the strike price of the Call Options, the Company is entitled to receive from the counterparties to the Call Options an aggregate amount equaling the amount of cash that the Company would be required to deliver to the holders of the converted Notes, less the principal amount thereof.

In March 2010, the Company also sold net-share-settled warrants (the “Warrants”) relating to approximately 3.6 million shares of the Company's common stock. The Warrants cannot be exercised prior to the expiration date of July 1, 2015 and are subject to certain anti-dilution adjustments, including adjustments for payments of quarterly cash dividends in excess of $0.24 per share. Upon the May 2012 quarterly dividend payment, the Warrants' exercise price will be approximately $61.33 per share and the number of shares to which the Warrants relate will increase by an immaterial amount. At expiration, if the market price per share of the Company's common stock exceeds the strike price of the Warrants, the Company will be obligated to issue shares of the Company's common stock having a value equal to such excess. The Warrants meet the definition of derivatives but are not subject to fair value accounting because they are indexed to the Company's common stock and meet the requirement to be classified as equity instruments.
The Call Options and Warrants are separate transactions and are not part of the terms of the Notes and do not affect the rights of holders under the Notes.

4. Secured Debt and Credit Facilities
Secured debt and credit facilities consisted of the following:

	March 31, 2012	December 31, 2011
Revolving credit facility	$—	$—
Other notes payable	4.7	4.7
Total	4.7	4.7
Less – current portion of secured debt and credit facilities	(1.7)	(1.3)
Long-term secured debt and credit facilities	$3.0	$3.4
     Revolving Credit Facility. The credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”), provides the Company with a $300.0 funding commitment through September 30, 2016. The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of the Company and its domestic operating subsidiaries as well as certain machinery and equipment. Under the Revolving Credit Facility, the Company is able to borrow from time to time an aggregate commitment amount equal to the lesser of $300.0 and a borrowing base comprised of (i) 85% of eligible accounts receivable, (ii) the lesser of (a) 65% of eligible inventory and (b) 85% of the net orderly liquidation value of eligible inventory as determined in the most recent inventory appraisal ordered by the administrative agent and (iii) 85% of certain eligible machinery and equipment, reduced by certain reserves, all as specified in the Revolving Credit Facility. Up to a maximum of $60.0 of availability under the Revolving Credit Facility may be utilized for letters of credit.

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
The Company had $278.2 of borrowing availability under the Revolving Credit Facility at March 31, 2012, based on the borrowing base determination then in effect. At March 31, 2012, there were no borrowings under the Revolving Credit Facility and $8.5 was being used to support outstanding letters of credit, leaving $269.7 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at March 31, 2012.
Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth therein. The Revolving Credit Facility places limitations on the ability of the Company and certain of its subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, the Company is required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1:1.0 if borrowing availability under the Revolving Credit Facility is less than $30.0. At March 31, 2012, the Company was in compliance with all covenants contained in the Revolving Credit Facility.
     Other Notes Payable. In connection with the Company's acquisition of the Florence, Alabama facility, a promissory note in the amount of $6.7 (the “Nichols Promissory Note”) was issued as a part of the consideration paid. The Nichols Promissory Note bears interest at a rate of 7.5% per annum and is secured by certain real property and equipment included in the assets acquired. Principal payments and accrued but unpaid interest is due in equal quarterly installments through the maturity of August 9, 2015. The Company has the option to prepay all or a portion of the Nichols Promissory Note at any time prior to the maturity date. At March 31, 2012, the outstanding principal balance under the Nichols Promissory Note was $4.7, of which $0.4 was repaid in April 2012, and $1.3 was payable within 12 months.

5. Goodwill and Intangible Assets

The Company had goodwill of $37.2 at both March 31, 2012 and December 31, 2011. Such goodwill is related to the Company's acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility and is included in the Fabricated Products segment.
Identifiable intangible assets at March 31, 2012 and December 31, 2011 are comprised of the following:
March 31, 2012:

	Weighted- average estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	25	$38.5	$(2.0)	$36.5
Backlog	2	0.8	(0.7)	0.1
Trademark and trade name	3	0.4	(0.2)	0.2
Total	24	$39.7	$(2.9)	$36.8
December 31, 2011:

	Weighted- average estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	25	$38.5	$(1.7)	$36.8
Backlog	2	0.8	(0.7)	0.1
Trademark and trade name	3	0.4	(0.1)	0.3
Total	24	$39.7	$(2.5)	$37.2
Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

expense was $0.4 and $0.6 for the quarters ended March 31, 2012 and March 31, 2011, respectively. The expected amortization of intangible assets for the remainder of 2012 and the next four calendar years and thereafter is as follows:

2012	$1.4
2013	1.7
2014	1.6
2015	1.6
2016	1.6
Thereafter	28.9
Total	$36.8

6. Income Tax Matters
Tax Provision. The provision for incomes taxes, for each period presented, consisted of the following:

	Quarter Ended
	March 31,
	2012	2011
Domestic	$15.6	$5.7
Foreign	0.7	0.5
Total	$16.3	$6.2
The income tax provision for the quarters ended March 31, 2012 and March 31, 2011 was $16.3 and $6.2 reflecting an effective tax rate of 38.1% and 36.3%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2012 was primarily the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.1, resulting in a 0.3% increase in the effective tax rate. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2011 was primarily the result of a decrease in valuation allowance due to change in tax law in the State of Illinois of $0.8, resulting in 4.8% decrease in the effective tax rate, partially offset by (i) an increase in unrecognized tax benefits, including interest and penalties, of $0.3 resulting in a 1.7% increase in the effective tax rate and (ii) the impact of a non-deductible compensation expense of $0.2, resulting in a 1.4% increase in effective tax rate.
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Tax Attributes. At December 31, 2011, the Company had $875.1 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the U.S. $1.7 represents excess tax benefits related to the vesting of employee restricted stock which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. The Company also had $29.8 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax.
To preserve the NOL carryforwards available to the Company, the Company’s certificate of incorporation includes certain restrictions on the transfer of the Company’s common stock.
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, primarily including state NOLs sustained during the prior years and expiring tax benefits, the Company had a valuation allowance against its deferred tax assets of $18.8 at both March 31, 2012 and December 31, 2011, respectively. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. Net deferred tax asset decreased during the first quarter of 2012 as a result of release of restriction on shares owned by the Union VEBA (see Note 7).
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited the Company's tax returns for fiscal years 1998 through 2004 and issued assessment notices for $9.2, of which, payment has been made to the Canada Revenue Agency prior to 2012. The Company’s tax returns for certain past years are still subject to examination by taxing authorities, and the use of NOL

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
The Company has gross unrecognized benefits relating to uncertain tax positions. If and when such gross unrecognized tax benefits are ultimately recognized, it will be reflected in the Company’s income tax provision and affect the effective tax rate in future periods. Gross unrecognized tax benefits were $14.0 and $13.7 at March 31, 2012 and December 31, 2011, respectively. The change in gross unrecognized tax benefits during the quarter ended March 31, 2012 was primarily due to foreign currency fluctuations, as well as a release of an unrecognized tax benefit from a state income tax audit assessment and changes in tax positions.
In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision. The Company had $6.9 and $6.6 accrued at March 31, 2012 and December 31, 2011, respectively, for interest and penalties. Of these amounts, none were recorded as current liabilities.
In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, the Company incurred a foreign currency translation adjustment. During the quarter ended March 31, 2012, the foreign currency impact on such liabilities resulted in a $0.3 currency translation adjustment which was recorded within Other comprehensive income.
The Company does not expect its gross unrecognized tax benefits to be reduced within the next 12 months.

7. Employee Benefits
     Pension and Similar Benefit Plans. Pensions and similar plans include:

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

•
A defined contribution 401(k) savings plan for salaried and certain hourly employees providing for a concurrent match of up to 4% of certain contributions made by employees plus an annual contribution of between 2% and 10% of their compensation depending on their age and years of service to employees hired prior to January 1, 2004. All new hires on or after January 1, 2004 receive a fixed 2% contribution annually. The Company currently estimates that contributions to such plan will range from $5.0 to $7.0 per year.

•
A defined benefit plan for salaried employees at the Company’s London, Ontario facility, with annual contributions based on each salaried employee’s age and years of service. At December 31, 2011, approximately 55% of the plan assets were invested in equity securities and 40% of plan assets were invested in debt securities. The remaining plan assets were invested in short-term securities. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 55% in equity securities and 43% in debt securities with the remaining assets in short-term securities. See Note 11 for additional information regarding the fair values of the Canadian pension plan assets.

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

•
An employment agreement with the Company’s chief executive officer extending through July 6, 2015. The Company also provides certain members of senior management, including each of the Company’s named executive officers, with benefits related to terminations of employment in specified circumstances, including in connection with a change in control.

VEBA Postretirement Medical Benefits. The Company terminated its postretirement medical plan in 2004. Certain eligible retirees receive medical coverage, however, through participation in the Union VEBA or the VEBA that provides benefits for certain other eligible retirees, their surviving spouses and eligible dependents (the “Salaried VEBA” and, together with the Union VEBA, the “VEBAs”). The Union VEBA covers qualifying bargaining unit employees who do not, or are not eligible to, elect coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and certain employees who were hired prior to February 2002 and subsequently retired or will retire with the requisite age and service. The Union VEBA is managed by four trustees (two appointed by the Company and two appointed by the USW) and the assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company's control.
The Company's only financial obligations to the VEBAs are (i) a variable cash contribution payable to the VEBAs based upon a formula driven calculation and (ii) an obligation to pay the administrative expenses of the VEBAs, up to $0.3 per year. The obligation to the Union VEBA with respect to the variable cash contribution extends through September 30, 2017, while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs pursuant to the Company's obligation is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such payments may not exceed $20.0 and do not carryover to future years. Payments are also limited to the extent that such payments would cause the Company's liquidity to be less than $50.0. The amount of total contribution, if any, is allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively.
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
The Company has no claim to the plan assets of the VEBAs or obligation to fund the liability or determine the benefits paid by the VEBAs, and its only financial obligation to the VEBAs are to pay the variable contributions and certain administrative fees. Nevertheless, based on discussions with the staff of the SEC, for accounting purposes the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company's related variable contribution as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, the Company accounts for net periodic postretirement benefit costs in accordance with ASC Topic 715, Compensation - Retirement Benefits, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company's consolidated financial statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the VEBAs on an annual basis. While the funding status of the VEBAs could result in a liability position on the Company's Consolidated Balance Sheets, such liability has no impact on the Company's cash flow, liquidity or funding obligation to the VEBAs.
As of March 31, 2012, the Union VEBA owned 2,154,919 common shares of the Company, or approximately 11% of the Company's issued and outstanding shares of common stock. A stock transfer restriction agreement between the Union VEBA and the Company restricts the number of shares of the Company's common stock that generally may be sold by the Union VEBA without further approval of the Company's Board of Directors. As of March 24, 2012, restrictions were removed on all

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

of the shares owned by the Union VEBA except 881,010 shares on which transfer restrictions remain. Shares owned by the Union VEBA that are subject to the stock transfer restriction agreement are treated as being similar to treasury stock (i.e. as a reduction of Stockholders' equity) in the Company's Consolidated Balance Sheet.
The following table presents the sale of Union VEBA shares by the Union VEBA in the first quarter of 2011 and the number of shares on which stock transfer restrictions were removed in the first quarter of 2012 and the resulting effect on the Consolidated Balance Sheets:

	Quarter Ended
	March 31,
	2012	2011
Common stock sold by Union VEBA or on which restriction was lifted	1,321,485	217,042
Increase in Union VEBA assets [1]	$64.2	$10.6
Reduction in Common stock owned by Union VEBA [2]	$(31.8)	$(5.2)
Increase in Additional paid in capital	$(7.8)	$(1.4)
Decrease in Deferred tax assets	$(24.6)	$(4.0)
________________________

[1]
At a weighted-average price of $48.55 per share on the date the restriction was released for the quarter ended March 31, 2012 and a weighted-average price of $49.06 per share realized by the Union VEBA for the quarter ended March 31, 2011.

2     At $24.02 per share reorganization value.
Components of Net Periodic Pension Benefit Cost (Income). The Company's results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic pension benefit cost related to the Canadian defined benefit plan was not material for the quarters ended March 31, 2012 and March 31, 2011. The following table presents the components of net periodic pension benefit income for the VEBAs and charges relating to all other employee benefit plans for the quarters ended March 31, 2012 and March 31, 2011:

	Quarter Ended
	March 31,
	2012	2011
VEBAs:
Service cost	$0.8	$0.6
Interest cost	4.5	4.4
Expected return on plan assets	(10.1)	(7.6)
Amortization of prior service cost	1.0	1.0
Amortization of net loss	0.8	0.1
Total net periodic pension benefit income relating to VEBAs	(3.0)	(1.5)
Deferred compensation plan	0.4	0.2
Defined contribution plans	3.4	3.4
Multiemployer pension plans	0.8	0.8
Total	$1.6	$2.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present the allocation of the charges detailed above, by segment (see Note 13):

	Quarter Ended
	March 31,
	2012	2011
Fabricated Products	$4.0	$4.0
All Other	(2.4)	(1.1)
Total	$1.6	$2.9
For all periods presented, the net periodic benefits relating to the VEBAs are included as a component of Selling, administrative, research and development and general expense within All Other. Further, substantially all of the Fabricated Products segment’s employee benefits related charges are in Cost of products sold, excluding depreciation, amortization and other items with the balance in Selling, administrative, research and development, and general.
See Note 8 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information with respect to the VEBAs and key assumptions used with respect to the Company’s pension plans and key assumptions made in computing the net obligation of each VEBA.

8. Employee Incentive Plans

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
Total costs relating to STI Plans were recorded as follows, for each period presented:

	Quarter Ended
	March 31,
	2012	2011
Cost of products sold	$1.2	$1.1
Selling, administrative, research and development, and general	2.7	1.1
Total costs recorded in connection with STI Plans	$3.9	$2.2
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended
	March 31,
	2012	2011
Fabricated Products	$2.7	$1.7
All Other	1.2	0.5
Total costs recorded in connection with STI Plans	$3.9	$2.2
     Long- term Incentive Programs ("LTI Programs")
     General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan was originally effective as of July 6, 2006 and was thereafter amended and restated from time to time. The Equity Incentive Plan will expire on July 6, 2016, and no grants will be made thereunder after that date. The Board may, in its discretion, terminate the Equity Incentive Plan at any time. The

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination, and all grants made on or prior to the date of termination will remain in effect thereafter subject to the terms of the applicable grant agreement and the Equity Incentive Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At March 31, 2012, 957,847 common shares were available for additional awards under the Equity Incentive Plan. Compensation charges relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development, and general.
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
The Company also grants performance shares to executive officers and other key employees. Such awards are subject to performance requirements pertaining to the Company’s EVA performance (as set forth in each year’s LTI program), measured over the applicable three-year performance period. EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. During the quarter ended March 31, 2012, a portion of the performance shares granted under the 2009-2011 LTI program vested (see “Summary of Activity” below). The vesting of performance shares and resulting issuance and delivery of common shares, if any, under the 2010-2012 LTI program, 2011-2013 LTI program and 2012-2014 LTI program, will occur in 2013, 2014 and 2015, respectively. Holders of performance shares do not receive voting rights through the ownership of such performance shares.
     Non-cash Compensation Expense. Recorded costs by type of award under LTI programs were as follows, for each period presented:

	Quarter Ended
	March 31,
	2012	2011
Service-based non-vested common shares and restricted stock units	$1.7	$1.0
Performance shares	0.8	0.4
Total non-cash compensation expense	$2.5	$1.4
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended
	March 31,
	2012	2011
Fabricated Products	$0.7	$0.4
All Other	1.8	1.0
Total non-cash compensation expense	$2.5	$1.4

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	March 31, 2012
	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$4.7	2.0
Performance shares	$9.0	2.6

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the quarter ended March 31, 2012 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2011	202,836	$29.24	6,072	$33.67	777,934	$26.84
Granted	72,859	44.46	2,486	44.46	211,900	44.46
Vested	(119,413)	21.09	(3,375)	25.77	(7,952)	18.89
Forfeited	(1,402)	44.03	—	—	—	—
Canceled	—	—	—	—	(398,191)	14.49
Outstanding at March 31, 2012	154,880	$42.55	5,183	$43.99	583,691	$41.77
A summary of select activity with respect to non-vested common shares, restricted stock units and performance shares for the quarter ended March 31, 2011 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Granted	63,303	$46.59	2,182	$46.59	186,918	$46.59
Vested	(46,464)	$56.63	(3,314)	$16.83	(10,585)	$74.34
Stock Options. As of both March 31, 2012 and December 31, 2011, there were 20,791 fully-vested options outstanding, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 5.0 and 5.25 years, respectively. The average fair value of the options granted was $39.90. No new options were granted and no existing options were forfeited or exercised during the quarter ended March 31, 2012.
     Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. Such shares are generally granted during the second quarter of each fiscal year.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld. During the quarters ended March 31, 2012 and March 31, 2011, 45,128 and 22,862 commons shares, respectively, were withheld and canceled for this purpose.

9. Commitments and Contingencies

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

     Commitments. The Company has a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (see Note 3, Note 4 and Note 10).

Refer to Note 11 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for information relating to minimum rental commitments under operating leases. There have been no material changes to such scheduled rental commitments as of the filing of this Report.
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
The Company submitted a draft feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) on September 8, 2010 (the “Feasibility Study”) which included recommendations for a range of remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington. During the first quarter of 2012, the Company continued to work with Washington State Ecology to revise the draft Feasibility Study and to determine viable remediation approaches. As of March 31, 2012, no agreement with Washington State Ecology had been reached on the final remediation approach. The draft Feasibility Study is still subject to further reviews and regulatory approvals before a final decree is issued with respect to such matter. The Company expects a consent decree to be issued in 2012.
At March 31, 2012, the Company’s environmental accrual of $21.7 represented the Company's best estimate of the incremental cost based on proposed alternatives in the draft Feasibility Study related to the Company’s Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by the Company. The Company expects that these remediation actions will be taken over the next 30 years and estimates that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $1.0 in 2012, $3.6 in 2013, $1.8 in 2014, $0.8 in 2015, $0.6 in 2016, and $13.9 in years thereafter through the balance of the 30-year period.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $18.7 over the next 30 years. It is reasonably possible that the Company’s recorded estimate of its obligation may change in the next 12 months.
     Other Contingencies. The Company is party to various lawsuits, claims, investigations, and administrative proceedings that arise in connection with past and current operations. The Company evaluates such matters on a case-by-case basis, and its policy is to vigorously contest any such claims it believes are without merit. The Company accrues for a legal liability when it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. Quarterly, in addition to when changes in facts and circumstances require it, the Company reviews and adjusts these accruals to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information, and events pertaining to a particular case. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual cost that may ultimately be incurred, management believes that it has sufficiently reserved for such matters and that the ultimate resolution of pending matters will not have a material adverse impact on its consolidated financial position, operating results, or liquidity.

10. Derivative Financial Instruments and Related Hedging Programs
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
     Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuations to its customers. However, in certain instances the Company enters into firm-price arrangements with its customers and incurs price risk on its anticipated aluminum purchases in respect of such customer orders. The Company uses third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts. See Note 11 for additional information regarding the Company’s material derivative positions relating to hedges of operational risks, and their respective fair values.
During the quarters ended March 31, 2012 and March 31, 2011, total fabricated products shipments that contained fixed price terms were (in millions of pounds) 46.1 and 24.6, respectively. At March 31, 2012, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2012, 2013 and 2014 and thereafter, totaling approximately (in millions of pounds) 106.1, 1.6 and 1.6, respectively.
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
     Hedges Relating to the Notes. As described in Note 3, the Company issued Notes in the aggregate principal amount of $175.0 on March 29, 2010. The conversion feature of the Notes can only be settled in cash and is required to be bifurcated from the Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects that the realized gain or loss from the Call Options will substantially offset the realized loss or gain of the Bifurcated Conversion Feature upon maturity of the Notes. However, because valuation assumptions for the Bifurcated Conversion Feature and the Call Option are not identical, over time the Company expects to record net unrealized gains and losses due to mark to market adjustments to the fair values of the two derivatives. (see Note 11 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options).
The following table summarizes the Company’s material derivative positions at March 31, 2012:

Commodity	Maturity Period	Notional Amount of contracts (mmlbs)
Aluminum —
Fixed priced purchase contracts	4/12 through 12/15	96.1
Fixed priced sales contracts	4/12 through 12/12	2.0
Midwest premium swap contracts[1]	4/12 through 12/12	77.2

Energy	Maturity Period	Notional Amount of contracts (mmbtu)
Natural gas —[2]
Call option purchase contracts	4/12 through 12/13	3,270,000
Put option sales contracts	4/12 through 12/13	3,270,000
Fixed priced purchase contracts	4/12 through 12/14	2,520,000

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Electricity	Maturity Period	Notional Amount of contracts (Mwh)
Fixed priced purchase contracts	4/12 through 12/13	296,425

Hedges Relating to the Notes	Contract Period	Notional Amount of contracts (Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,623,113
Call Options[3]	3/10 through 3/15	3,623,113
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]
As of March 31, 2012, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 85%, 58% and 25% of the expected natural gas purchases for the remainder of 2012, 2013 and 2014, respectively.

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
Realized and Unrealized Gain and Losses. Realized and unrealized gains (losses) associated with all derivative contracts consisted of the following, for each period presented:

	Quarter Ended
	March 31,
	2012	2011
Realized (losses) gains:
Aluminum	$(0.2)	$4.5
Natural Gas	(1.8)	(1.4)
Electricity	(0.7)	—
Total realized (losses) gains:	$(2.7)	$3.1
Unrealized gains (losses):
Aluminum	$5.2	$3.1
Natural Gas	(1.2)	1.2
Electricity	(0.9)	—
Call Options relating to the Notes	(8.8)	(2.0)
Cash conversion feature of the Notes	9.3	3.7
Total unrealized gains	$3.6	$6.0

11. Fair Value Measurements
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The fair values of financial assets and liabilities are measured on a recurring basis. The Company has elected not to carry any financial assets and liabilities at fair value, other than as required by US GAAP. Financial assets and liabilities that the Company carries at fair value, as required by GAAP include: (i) its derivative instruments, (ii) the plan assets of the VEBAs and the Company's Canadian defined benefit pension plan, and (iii) available for sale securities, consisting of investments related to the Company's deferred compensation plan (see Note 7). The Company records certain other financial assets and liabilities at carrying value, see tables below for the fair value disclosure of those assets and liabilities.
The majority of the Company's non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the quarters ended March 31, 2012 and March 31, 2011, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
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
The significant assumptions used in the determining the fair value of the Call Options at March 31, 2012 were as follows:

Stock price at March 31, 2012	$47.26
Quarterly dividend yield (per share)[1]	$0.24
Risk-free interest rate[2]	0.51%
Credit spread (basis points)[3]	475
Expected volatility rate[4]	33%
______________________

[1]
The Company used a discrete quarterly dividend payment of $0.24 per share based on historical quarterly dividend payments. Although the quarterly dividend has been increased to $0.25 per share in 2012, the increased dividend does not affect the value of the Call Option as a result of anti-dilution adjustments.

[2]	The risk-free rate was based on the three-year Constant Maturity Treasury rate on March 31, 2012, compounded semi-annually.

[3]
The Company’s credit rating was estimated to be between BB- and B+ based on comparisons of its financial ratios and size to those of other rated companies. Using the Merrill Lynch High Yield index, the Company identified credit spreads for other debt issuances with similar credit ratings and used the median of such credit spreads.

[4]
The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance. While the stock price of the Company generally has the greatest influence on the fair values of both the Call Options and Bifurcated Conversion Feature, between December 31, 2011 and March 31, 2012, during which time the Company's stock price did not change materially, the change in the expected volatility rate had a greater impact on the values of these derivatives.

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
The fair value of the plan assets of the VEBAs and the Company's Canadian pension plan are measured annually on December 31 and are reflected in the Company's Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at each annual period end, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. See Note 13 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information with respect to the fair value of the plan assets of the VEBAs and the Company's Canadian pension plan.
Available for sale securities. The Company holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 7). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis at amortized cost. Such fair value input is considered a Level 2 input.
All Other Financial Assets and Liabilities. The Company believes that the fair value of its cash and cash equivalents, accounts receivable, accounts payable approximate their respective carrying values due to their short maturities and nominal credit risk.
The Company believes that the fair value of the Nichols Promissory Note materially approximates its carrying amount in light of the Company’s credit profile, the interest rate applicable to the Nichols Promissory Note, and its remaining duration. The foregoing fair value assessment is considered to be a Level 2 valuation within the fair value hierarchy.
The fair value of the Note is based on trading price of the Notes and is considered a Level 1 input in the fair value hierarchy.
The following table presents the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of March 31, 2012:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$0.8	$—	$0.8
Fixed priced sales contracts	—	0.1	—	0.1
Midwest premium swap contracts	—	—	0.9	0.9

Hedges Relating to the Notes -
Call Options	—	37.5	—	37.5

All Other Financial Assets
Cash and cash equivalents	77.3	—	—	77.3
Available for sale securities	—	5.1	—	5.1
Total	$77.3	$43.5	$0.9	$121.7

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(4.1)	$—	$(4.1)
Natural Gas -
Put option sales contracts	—	(6.2)	—	(6.2)
Fixed priced purchase contracts	—	(2.0)	—	(2.0)
Electricity -
Fixed priced purchase contracts	—	(2.8)	—	(2.8)
Hedges Relating to the Notes -
Bifurcated Conversion Feature	—	(44.6)	—	(44.6)

All Other Financial Liabilities
Nichols Promissory Note	—	(4.7)	—	(4.7)
Notes	(210.4)	—	—	(210.4)
Total	$(210.4)	$(64.4)	$—	$(274.8)
The following table presents the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2011:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$0.3	$—	$0.3
Midwest premium swap contracts	—	—	0.1	0.1
Hedges Relating to the Notes -
Call Options	—	46.3	—	46.3

All Other Financial Assets:
Cash and cash equivalents	49.8	—	—	49.8
Available for sale securities	—	4.9	—	4.9
Total	$49.8	$51.5	$0.1	$101.4

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(7.8)	$—	$(7.8)
Midwest premium swap contracts	—	—	(0.1)	(0.1)
Natural Gas -
Put option sales contracts	—	(5.6)	—	(5.6)
Fixed priced purchase contracts	—	(1.3)	—	(1.3)
Electricity -
Fixed priced purchase contracts	—	(1.8)	—	(1.8)
Hedges Relating to the Notes -
Bifurcated Conversion Feature	—	(53.9)	—	(53.9)

All Other Financial Liabilities:
Nichols Promissory Note	—	(4.7)	—	(4.7)
Notes	(203.0)	—	—	(203.0)
Total	$(203.0)	$(75.1)	$(0.1)	$(278.2)
Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Level 3
Balance at December 31, 2011	$—
Total realized/unrealized gains included in:
Cost of products sold, excluding depreciation, amortization and other items	0.9
Transactions involving Level 3 derivative contracts:
Purchases	0.1
Sales	—
Issuances	—
Settlements	(0.1)
Transactions involving Level 3 derivatives — net	—
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at March 31, 2012	$0.9

Total gain included in Cost of products sold, excluding depreciation, amortization and other items, attributable to the change in unrealized gains/losses relating to derivative contracts held at March 31, 2012:	$0.8

     Fair Values of Non-financial Assets and Liabilities
     Idled Assets. Included within Property, plant and equipment - net as of both March 31, 2012 and December 31, 2011 was $5.4 of idled assets, comprised of acquired assets not placed in service of $4.3 and unused equipment from the closed Tulsa, Oklahoma facility of $1.1. The value of such assets was estimated using a combination of the cost approach and market approach. The cost approach uses replacement cost, and the market approach uses prices for similar assets to determine the value of assets, and both approaches use Level 3 fair value inputs.
     CAROs. The inputs in estimating the fair value of conditional asset retirement obligations, or CAROs, include: (i) the timing of when any such CARO cash flows may be incurred, (ii) incremental costs associated with special handling or treatment of CARO materials and (iii) the credit adjusted risk free rate applicable at the time additional CARO cash flows are estimated, all of which are considered Level 3 inputs as they involve significant judgment of the Company. There were no material adjustments to the estimated fair values of CAROs for either of the quarters ended March 31, 2012 or March 31, 2011. The estimated fair value of CARO liabilities at March 31, 2012 and December 31, 2011 was $4.1 and $4.0, respectively, based upon the application of a weighted-average credit-adjusted risk free rate of 9.1%. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).

12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows, for each period presented:

	Quarter Ended
	March 31,
	2012	2011
Numerator:
Net income	$26.5	$10.8
Denominator — Weighted-average common shares outstanding (in thousands)[1]:
Basic	19,059	18,950
Diluted	19,161	19,161
Earnings per common share, Basic:
Net income per share	$1.39	$0.57
Earnings per common share, Diluted:
Net income per share	$1.38	$0.57
______________________

[1]	The basic weighted-average number of common shares outstanding during the period excludes unvested share-based

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

payment awards. The diluted weighted-average number of common shares outstanding during the period is calculated using the treasury method.
Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding at both March 31, 2012 and December 31, 2011. The potential dilutive effect of such shares was zero for each of the periods presented. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.35 per share remained outstanding through March 31, 2012. The potential dilutive effect of shares underlying the Warrants was zero for both earnings per share calculations presented above.
During the quarters ended March 31, 2012 and March 31, 2011, the Company paid approximately $4.9 ($0.25 per common share) and $4.7 ($0.24 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to approximately one half of the performance shares.

13. Segment and Geographical Area Information
The Company's primary line of business is the production of semi-fabricated specialty aluminum products through 11 focused production facilities in the United States and one in Canada.
Each of the Company's North American production facilities is an operating segment. Such operating segments are aggregated for reporting purposes to one reportable segment, Fabricated Products. The Fabricated Products segment sells value-added products, such as aluminum sheet and plate and extruded and drawn products, which are primarily used in aerospace/high strength, general engineering, automotive, and other industrial applications.
The Company's operations consist of the Fabricated Products segment and two business units, Secondary Aluminum and Corporate and Other. The Secondary Aluminum business unit sells value-added products, such as ingot and billet, produced at Anglesey. The Corporate and Other business unit provides general and administrative support for the Company's operations. For purposes of segment reporting under GAAP, the Company treats the Fabricated Products segment as a reportable segment and combines the two other business units, Secondary Aluminum and Corporate and Other, into one category, which is referred to as All Other. All Other is not considered a reportable segment.
On January 1, 2012, management began reviewing the results of the primary aluminum hedging activities, which prior to January 1, 2012 had been reported in the Hedging business unit which was included in All Other, with the results of the Fabricated Products segment because such hedging activities with respect to primary aluminum are now conducted solely for the Fabricated Products segment. Accordingly, the results of primary aluminum hedging activities have been included in the Fabricated Products segment for the quarter ended March 31, 2012. Prior period results have been conformed to current period presentation, which resulted in an increase of $3.3 in operating income of the Fabricated Products segment for the quarter ended March 31, 2011, and an increase of $0.6 in Fabricated Products segment assets as of December 31, 2011.
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
The following tables provide financial information by operating segment for each period or as of each period-end, as applicable:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended
	March 31,
	2012	2011
Net Sales:
Fabricated Products	$365.4	$322.6
Segment Operating Income (Loss):
Fabricated Products [1,2]	$54.1	$27.0
All Other[3]	(7.9)	(7.2)
Total operating income	$46.2	$19.8
Interest expense	(4.1)	(4.5)
Other income (expense), net	0.7	1.7
Income before income taxes	$42.8	$17.0
Depreciation and Amortization:
Fabricated Products	$6.2	$6.2
All Other	0.1	0.1
Total depreciation and amortization	$6.3	$6.3
Capital expenditures:
Fabricated Products	$8.8	$6.2
All Other	0.2	—
Total capital expenditures	$9.0	$6.2
Income Taxes Paid:
Fabricated Products —
United States	$—	$0.1
Canada	0.2	—
Total income taxes paid	$0.2	$0.1

	March 31, 2012	December 31, 2011
Segment assets:
Fabricated Products	$647.6	$637.0
All Other[4]	742.7	683.6
Total assets	$1,390.3	$1,320.6
______________________

1.	Operating results in the Fabricated Products segment for the quarters ended March 31, 2012 and March 31, 2011 included LIFO inventory (benefits) charges of $(2.9) and $14.9, respectively.

2.
Fabricated Products segment results for the quarter ended March 31, 2012 include non-cash mark-to-market gains (losses) on primary aluminum, natural gas and electricity hedging activities totaling $5.2, $(1.2) and $(0.9), respectively. Fabricated Products segment results for the quarter ended March 31, 2011 include non-cash mark-to-market gains on primary aluminum and natural gas hedging activities totaling $3.1 and $1.2, respectively. For further discussion regarding mark-to-market matters, see Note 10.

3.	Operating results in All Other represent operating expenses in the Corporate and Other business unit.

4.	Assets in All Other represent primarily all of the Company’s cash and cash equivalents, financial derivative assets, net assets in respect of VEBAs and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

14. Supplemental Cash Flow Information

	Quarter Ended
	March 31,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$0.4	$0.6
Income taxes paid	$0.2	$0.1
Supplemental disclosure of non-cash transactions:
Non-cash capital expenditures	$1.8	$0.7
15. Other Income (Expense), Net
Other income (expense), net consisted of the following, for each period presented:

	Quarter Ended
	March 31,
	2012	2011
Interest income	$0.1	$0.1
Unrealized gains on financial derivatives[1]	0.5	1.7
All other, net	0.1	(0.1)
Other non-operating income (expense), net	$0.7	$1.7
______________________

[1]	See “Derivative Financial Instruments” in Note 1 for a discussion of accounting policy for such instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

16. Other Comprehensive Income
The following table presents the tax effect allocated to each component of Other comprehensive income for each period presented:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Expense	Amount
Quarter ended March 31, 2012
Defined benefit pension plan and VEBAs:
Reclassification adjustments:
Less: amortization of net actuarial loss	$0.8	$(0.3)	$0.5
Less: amortization of prior service cost	1.0	(0.4)	0.6
Total income recognized in Accumulated other comprehensive loss related to defined benefit pension plan and VEBAs	1.8	(0.7)	1.1
Unrealized gain on available for sale securities	0.3	—	0.3
Foreign currency translation adjustment	(0.3)	—	(0.3)
Other comprehensive income	$1.8	$(0.7)	$1.1

Quarter ended March 31, 2011
Defined benefit pension plan and VEBAs:
Reclassification adjustments:
Less: amortization of net actuarial loss	$0.1	$—	$0.1
Less: amortization of prior service cost	1.0	(0.4)	0.6
Total income recognized in Accumulated other comprehensive income related to defined benefit pension plans	1.1	(0.4)	0.7
Foreign currency translation adjustment	(0.3)	—	(0.3)
Other comprehensive income	$0.8	$(0.4)	$0.4

17. Restatement of Previously Issued Consolidated Financial Statements

The Company accounts for the VEBAs as defined benefit postretirement plans with the current VEBA assets and future variable contributions and earnings thereon operating as a cap on the benefits to be paid. Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2010, the Company identified errors in the accuracy and completeness of the data previously provided by the Union VEBA. The Company determined that it had omitted certain deferred retirees from the Union VEBA's participant population and misinterpreted the benefit election of certain participants for the years ended December 31, 2009 and December 31, 2010. As a result of this omission and misinterpretation, the Company has restated the consolidated financial statements for the years ended December 31, 2009 and December 31, 2010 and each of the interim periods in 2010 and 2011 to reflect the full effects of these errors, which management believes are not material to its previously issued consolidated financial statements.

The following is a summary of the effects of the restatement on the Company's Statements of Consolidated Income, Statements of Comprehensive Income and Statements of Cash Flows for the quarter ended March 31, 2011 (in millions of dollars, except per share amounts):

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter ended March 31, 2011
	Previously Reported	Adjustment	Restated
Statements of Consolidated Income:
Selling, administrative, research and development, and general	$14.9	$0.7	$15.6
Total costs and expenses	302.1	0.7	302.8
Operating income	20.5	(0.7)	19.8
Income before income taxes	17.7	(0.7)	17.0
Income tax provision	(6.4)	0.2	(6.2)
Net income	$11.3	$(0.5)	$10.8
Earnings per common share, Basic:
Net income per share	$0.59	$(0.02)	$0.57
Earnings per common share, Diluted:
Net income per share	$0.59	$(0.02)	$0.57

Statements of Consolidated Comprehensive Income:[1]
Net income	$11.3	$(0.5)	$10.8
Other comprehensive income:
Reclassification adjustments:
Less: amortization of net actuarial loss	—	0.1	0.1
Less: amortization of prior service cost	—	1.0	1.0
Less: tax impact on amortization of prior service cost	—	(0.4)	(0.4)
Other comprehensive (loss) income, net of tax	(0.3)	0.7	0.4
Comprehensive income	$11.0	$0.2	$11.2

Statements of Consolidated Cash Flows:
Net income	$11.3	$(0.5)	$10.8
Deferred income taxes	6.1	(0.3)	5.8
Non-cash net periodic benefit income[2]	—	(1.5)	(1.5)
Other non-cash charges[2]	$(2.2)	$2.3	$0.1
______________________________

[1]
Total comprehensive income and components of other comprehensive income (loss) were previously included in the Statement of Stockholders' Equity for interim reporting periods prior to 2012. The Company adopted ASU 2011-05 beginning with the annual period ended December 31, 2011 and presented the Statement of Comprehensive Income as its own separate statement. As such, the Previously Reported amounts in the tables above reflect the changes in the presentation.

2.
Non-cash net periodic benefit cost was included within Other non-cash charges in the quarter ended March 31, 2011. Such amount has been reclassified from Other non-cash charges to conform to current period presentation.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

18. Subsequent Events
The Company has evaluated events subsequent to March 31, 2012, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the consolidated financial statements and that the following items represent subsequent events that merit disclosure herein:
     Dividend Declaration. On April 16, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.25 per common share or $4.9 (including dividend equivalents), which will be paid on or about May 15, 2012 to stockholders of record at the close of business on April 26, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report.
     This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automobile and other end market segments we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 identifies other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
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
We believe our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011.
In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period, (i) are particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of readers of our financial statements. Our intent is to allow readers of the financial statements to consider our results both in light of and separately from items such as fluctuations in underlying metal prices, energy prices, our stock price and currency exchange rates.

Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for aerospace / high strength, general engineering, automotive, and other industrial applications.
At March 31, 2012, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market segment applications. Through these facilities, which comprise our Fabricated Products segment, we produced and shipped approximately 156.7 million pounds of semi-fabricated aluminum products which comprised effectively all of our total consolidated net sales of approximately $365.4 million during the quarter ended March 31, 2012.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal distributors. In our served markets, we believe we are the supplier of choice for many of our customers, providing “Best in Class” customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of the tools such as Lean manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain, and deliver “Best in Class” customer service through consistent, on-time delivery of superior quality products on short lead times. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and our served markets in order to maximize the efficiency of product flow to our customers.
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers, or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement onto customers, for some of our higher value-added products sold on a spot basis, our ability to change prices can lag, sometimes by as much as several months, with a favorable impact on our results when metal prices decline and an adverse impact on our results when metal prices increase. The average London Metal Exchange (“LME”) transaction prices per pound of primary aluminum for the quarters ended March 31, 2012 and March 31, 2011 were $0.99 and $1.13, respectively. At April 20, 2012, the LME transaction price per pound was $0.92.
Our highly engineered products are manufactured to meet demanding requirements of aerospace and defense, general engineering, automotive and other industrial applications. We have focused our business on select end market segment applications where we believe we have sustainable competitive advantages and opportunities for long-term profitable growth. We believe that we differentiate ourselves with “Best in Class” customer satisfaction and a broad product offering, including superior products in our KaiserSelect® product line. Our KaiserSelect® products are manufactured to deliver enhanced product characteristics with improved consistency which we believe result in better performance, lower waste, and, in many cases, lower cost for our customers.
In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes and larger payloads, and a focus on fuel efficiency have increased the demand for new, larger and/or more fuel efficient aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and increased use of monolithic design throughout the industry will continue to increase demand for our high strength aerospace plate. Monolithic design and construction utilizes aluminum plate that is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds.
Our products are also sold into defense end market segments. Ongoing requirements of active military engagements continue to drive demand for our products. Longer term, we expect the production of the F-35, or Joint Strike Fighter, to also drive demand for our high strength products.
Commercial aerospace and defense applications have demanding customer requirements for quality and consistency. Serving these market segments requires significant capital requirements, technological expertise and a rigorous qualification process for safety-critical applications.
Our general engineering products serve the North American industrial market segments, and demand for these products generally tracks the broader economic environment. We expect a gradual recovery in demand throughout the supply chain as the economy continues to improve.
We expect the 2012 North American automotive sector build rates to increase approximately 10% over 2011 build rates. Virtually all automotive platforms manufactured in North America today contain our automotive products which are uniquely manufactured for specific applications that require consistent machinability, predictable mechanical properties, high strength, or other performance attributes. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2010, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.5%, as automotive original equipment manufacturers and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
     Highlights of the quarter ended March 31, 2012 include:

•
Fabricated Products segment shipments of 156.7 million pounds, a 9% increase from the first quarter of 2011, resulting primarily from stronger demand in the aerospace/high strength and automotive applications;

•	Consolidated net income of $26.5 million and earnings per diluted share of $1.38, including pre-tax, non-cash mark-to-market gains on derivative positions of approximately $3.6 million;

•	Record quarterly value-added revenue for aerospace/high strength, automotive extrusion, and for the Fabricated Products segment overall;

•	Combined cash balances and net borrowing availability under our revolving credit facility of approximately $347 million, with no borrowings under that facility as of March 31, 2012;

•	Declaration of a regular dividend of $4.9 million, or $0.25 per common share, paid on February 15, 2012 to stockholders of record as of January 24, 2012; and

•
Release of restriction by our Board of Directors on 1,321,485 shares of our common stock owned by a voluntary employee’s beneficiary association, or VEBA, that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (the “Union VEBA”), at a weighted average price of $48.55 per share thereby increasing VEBA assets by $64.2 million and increasing Stockholders’ equity by $39.6 million (net of tax).

Results of Operations
Consolidated Selected Operational and Financial Information
The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices) for the quarters ended March 31, 2012 and March 31, 2011. See “Segment and Business Unit Information” below for information regarding our reportable segment – Fabricated Products – and our other business units, which are aggregated and referred to herein as All Other.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere herein. See Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended March 31,
	2012		2011
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs)	156.7		144.1
Average Realized Third-Party Sales Price (per pound)[1]	$2.33		$2.24
Net Sales	$365.4		$322.6

Segment Operating Income (Loss):
Fabricated Products[2,3]	$54.1		$27.0
All Other[4]	(7.9)		(7.2)
Total Operating Income	$46.2		$19.8
Income tax provision	$(16.3)		$(6.2)
Net Income	$26.5	—	$10.8
Capital Expenditures	$9.0		$6.2
______________________

[1]
Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability.

[2]
Operating results in the Fabricated Products segment for the quarters ended March 31, 2012 and March 31, 2011 include non-cash last-in, first-out (“LIFO”) inventory (benefits) charges of $(2.9) and $14.9, respectively.

[3]
Fabricated Products segment results for the quarter ended March 31, 2012 include non-cash mark-to-market gains (losses) on primary aluminum, natural gas and electricity hedging activities totaling $5.2 million, $(1.2) million and $(0.9) million, respectively. Fabricated Products segment results for the quarter ended March 31, 2011 include non-cash mark-to-market gains on primary aluminum and natural gas hedging activities totaling $3.1 million and $1.2 million, respectively. For further discussion regarding mark-to-market matters, see Note 10 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

[4]	Operating results in All Other represent operating expenses in the Corporate business unit.
     Summary. We reported net income of $26.5 million and $10.8 million in the quarters ended March 31, 2012 and March 31, 2011, respectively. Both periods include a number of non-run-rate items that are more fully explained below.
     Net Sales. We reported Net sales in the quarter ended March 31, 2012 of $365.4 million compared to $322.6 million in the quarter ended March 31, 2011. As more fully discussed below, the increase in Net sales during the quarter ended March 31, 2012 was due to both an increase in average realized price per pound and an increase in Fabricated Products segment shipments. Despite lower underlying metal prices, the average realized price per pound for the Fabricated Products segment increased in the quarter ended March 31, 2012 as compared to the prior year quarter as a result of higher average value-added revenue per pound. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment's firm price sales agreements limit our losses, as well as gains, from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items in the quarter ended March 31, 2012 totaled $295.0 million, or 81% of Net sales, compared to $280.9 million, or 87% of Net sales, in the quarter ended March 31, 2011. Included in Cost of products sold, excluding depreciation, amortization and other items were $3.1 million and $4.3 million of unrealized mark-to-market gains on our derivative positions in the quarters ended March 31, 2012 and March 31, 2011, respectively. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for the periods ended March 31, 2012 and March 31, 2011.
     Depreciation and Amortization. Depreciation and amortization which include depreciation expense on property, plant and equipment and amortization expense on intangible assets in connection with the acquisitions of our Florence, Alabama facility and Chandler, Arizona (Extrusion) facility, was $6.3 million in both quarters ended March 31, 2012 and March 31, 2011.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $17.9 million in the quarter ended March 31, 2012 compared to $15.6 million in the quarter ended March 31, 2011. The increase during the quarter ended March 31, 2012 was primarily due to a $4.0 million increase in employee compensation expense primarily related to our incentive programs, partially offset by (i) a $1.5 million increase in periodic pension benefit income with respect to the Union VEBA and the VEBA that provides benefits for certain other eligible retirees, their surviving spouses and eligible dependents (together with the Union VEBA, the “VEBAs”) and (ii) a $0.5 million decrease in workers' compensation expense at our non-operating locations due to changes in estimated case reserves.
     Interest Expense. Interest expense of $4.1 million in the quarter ended March 31, 2012, was primarily related to cash and non-cash interest expense incurred in connection with our cash convertible notes (the “Notes”), net of $0.6 million of interest capitalization as part of Construction in progress. Interest expense of $4.5 million in the quarter ended March 31, 2011, was primarily related to cash and non-cash interest expense incurred on the Notes, net of $0.2 million of interest costs capitalized as part of Construction in progress.
     Other Income (Expense), Net. Other income (expense), net was $0.7 million in the quarter ended March 31, 2012, compared to $1.7 million in the quarter ended March 31, 2011. The fluctuations in Other income (expense), net were primarily driven by net unrealized mark-to-market changes on the derivative instruments relating to the Notes.
     Income Tax Provision. The income tax provision for the quarter ended March 31, 2012 was $16.3 million, reflecting an effective tax rate of 38.1%. The difference between the effective tax rate and the projected blended statutory tax rate in this period was the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.1 million resulting in a 0.3% increase in the effective tax rate.
The income tax provision for the quarter ended March 31, 2011 was $6.2 million, reflecting an effective tax rate of 36.3%. The difference between the effective tax rate and the projected blended statutory tax rate for this period was primarily the result of a decrease in valuation allowance due to change in tax law in the State of Illinois of $0.8 million, resulting in 4.8% decrease in the effective tax rate, partially offset by (i) an increase in unrecognized tax benefits, including interest and penalties, of $0.3 million resulting in a 1.7% increase in the effective tax rate and (ii) the impact of a non-deductible compensation expense of $0.2 million, resulting in a 1.4% increase in effective tax rate.

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
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, was a net liability of $20.4 million and $23.8 million, respectively. The decrease in net liability during March 31, 2012 was primarily due to (i) the settlement of metal hedging positions and (ii) a net increase in the fair values of derivatives related to the Notes as a result of using a lower volatility rate in measuring the fair value of both instruments, partially offset by decreases in the underlying gas and electricity prices. Changes in the fair value of our derivative contracts that relate to operational hedging activities are reflected in operating income (see Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Such changes in the fair value of these contracts resulted in the recognition of a $3.1 million unrealized mark-to-market gain during the quarter ended March 31, 2012. We consider this gain to be a non-run-rate item.
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
Below is a discussion of the fair value inputs to our material financial assets and liabilities measured and carried at fair value:
     Commodity, Energy, Electricity and Foreign Currency Hedges. The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy (see Note 11 of Notes to Interim Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Report). We, however, have some derivative contracts that do not have observable market quotes. For these financial instruments, we use significant other observable inputs (i.e., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
     Cash Conversion Feature of the Notes and Call Options. The value of the cash conversion feature of the Notes is measured as the difference between the estimated fair value of the Notes and the estimated fair value of the Notes without the cash conversion feature. The Call Options are valued using a binomial lattice valuation model. See Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for additional disclosure regarding these valuations; such disclosure is incorporated herein by reference.
     Employee Benefit Plan Assets. In determining the fair value of employee benefit plan assets, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other invested plan assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. Our Canadian pension plan assets and the plan assets of the VEBAs are measured annually on December 31. The increase in the Net asset in respect of VEBA during the quarter ended March 31, 2012 was the result of (i) release of restrictions on 1,321,485 shares owned by the Union VEBA (see Note 7 of Notes to Interim Consolidated Financial

Statements included in Part I, Item 1. “Financial Statements” of this Report for additional detail regarding the release of restriction) and (ii) net periodic pension benefit income during the period.
Deferred tax asset
At December 31, 2011, we had $875.1 million of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the U.S. $1.7 million represents excess tax benefits related to the vesting of employee restricted stock which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. We also had $29.8 million of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax.
To preserve the NOL carryforwards available to us, our certificate of incorporation includes certain restrictions on the transfer of our common stock.
In assessing the realizability of deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOLs sustained during the prior years and expiring tax benefits, we had a valuation allowance against its deferred tax assets of $18.8 million at both March 31, 2012 and December 31, 2011, respectively. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. Net deferred tax asset decreased during the first quarter of 2012 as a result of release of restriction on shares owned by the Union VEBA (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).
Segment and Business Unit Information
For the purposes of segment reporting under US GAAP, we have one reportable segment, Fabricated Products. We also have two other business units which we combine into All Other. The Fabricated Products segment sells value-added products such as heat treat sheet and plate and extruded rod, bar, wire, and tube products, which are primarily used in four end market segments: aerospace and high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products), extrusions for automotive applications (which we refer to as Automotive Extrusions), and other industrial products (which we refer to as Other products). All Other consists of the Secondary Aluminum business unit and the Corporate and Other business unit. The Secondary Aluminum business unit sells value-added products such as ingot and billet produced by Anglesey Aluminium Limited (“Anglesey”), in which we have a 49% non-controlling interest. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment.
On January 1, 2012, management began reviewing the results of the primary aluminum hedging activities, which prior to January 1, 2012 had been reported in the Hedging business unit which was included in All Other, with the results of the Fabricated Products segment because such hedging activities with respect to primary aluminum are now conducted solely for the Fabricated Products segment. Accordingly, the results of primary aluminum hedging activities have been included in the Fabricated Products segment for the quarter ended March 31, 2012. Prior period results have been conformed to current period presentation.
The accounting policies of the segment and business units are the same as those described in Note 1 of Notes to Interim Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Report. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
Fabricated Products. The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment, for each period presented:

	Quarter Ended March 31,
	2012	2011
Shipments (mm lbs)	156.7	144.1
Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$1.09	$1.15
Average realized third-party value-added revenue	$1.24	$1.09
Average realized third-party sales price	$2.33	$2.24
Net sales	$365.4	$322.6
Segment Operating Income	$54.1	$27.0

The table below provides shipment and value-added revenue information (in millions of dollars except shipments and value-added revenue per pound) for each of the primary end-market segment applications of our Fabricated Products segment, for each period presented:

	Quarter Ended March 31,
	2012	2011
Shipments (mm lbs):
Aero/HS Products	59.0	45.8
GE Products	63.3	61.2
Automotive Extrusions	17.0	16.1
Other Products	17.4	21.0
	156.7	144.1

Value-added revenue:[1]
Aero/HS Products	$119.0	$88.4
GE Products	49.9	45.7
Automotive Extrusions	16.0	13.1
Other Products	9.9	9.3
	$194.8	$156.5

Value-added revenue per pound:
Aero/HS Products	$2.02	$1.93
GE Products	0.79	0.75
Automotive Extrusions	0.94	0.81
Other Products	0.57	0.44
	$1.24	$1.09
______________________

[1]	Value-added revenue represents net sales less hedged cost of alloyed metal.
For the quarter ended March 31, 2012, Net sales of fabricated products increased by 13% to $365.4 million, as compared to the quarter ended March 31, 2011, due primarily to a 4% increase in average realized sales price and a 9% increase in shipments. The increase in shipments was comprised of (i) a 29% increase in Aero/HS products shipments primarily due to higher commercial aerospace demand for plate and sheet products, (ii) a 6% increase in Automotive Extrusion shipments as we saw new aluminum automotive extrusion programs using our products ramp up as well as an increase in existing programs due to the increase in North American automotive build rates and (iii) a 3% increase in GE products shipments due to service center restocking and gradual improvement in the industrial economy, offset by a 17% decrease in shipments of Other products primarily due to higher internal billet requirements which led to lower external billet sales. Average realized third-party sales price increased, reflecting higher value added revenue per pound, offset by lower underlying hedged, alloyed metal prices passed through to customers. Higher value-added revenue per pound reflected a greater percentage of Aero/HS products sold in the quarter ended March 31, 2012 as well as higher value added pricing for certain products.
Operating income in the Fabricated Products segment included several large non-run-rate items in each of the periods presented below, as follows (amounts are in millions of dollars):

	Quarter Ended March 31,
	2012	2011
Operating income	$54.1	$27.0
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	2.0	(2.5)
Mark-to-market gains on derivative instruments	3.1	4.3
Workers' compensation benefit due to discounting	0.1	—
Environmental expenses	—	(0.2)
Operating non-run-rate items	5.2	1.6
Operating income excluding non-run-rate items	$48.9	$25.4
______________________

[1]
We manage our Fabricated Products segment business on a monthly LIFO basis at each plant, but report inventory externally on an annual LIFO basis in accordance with US GAAP on a consolidated basis. This amount represents the conversion from US GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis. This amount was presented on a gross basis separately as LIFO gain (loss) and Metal loss (gain) in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

As noted above, operating income excluding identified non-run-rate items for the quarter ended March 31, 2012 was $23.5 million higher than operating income excluding such items for the quarter ended March 31, 2011. The increase was virtually all due to the impact of higher sales, with volume increases driving approximately one-third of the operating income improvement and price and mix driving approximately two-thirds of the improvement.
Outlook

We continue to expect robust long-term demand growth for our aerospace and high strength products driven by increasing build rates, larger airframes, and monolithic design. To meet this demand in the near-term, we are currently in the process of expanding extrusion capacity at our Chandler, Arizona (Extrusion) facility and heat treat plate capacity at our Spokane, Washington rolling mill. In addition, we have designed plans for further capital efficient expansion as market conditions and customer demand require.

While aerospace is an important driver and focus for growth, we also anticipate automotive growth opportunities will continue for the next several years as a result of increasing aluminum extrusion content and higher build rates. Our new facility in Kalamazoo, Michigan was built with additional capacity to support automotive growth. As our automotive-focused facility in London, Ontario continues to launch new products to support automotive extrusion platforms, we expect to leverage Kalamazoo's capacity to continue production of existing programs currently produced at London.

Demand for our general engineering applications continues to reflect an ongoing, slow but steady economic recovery. Although the first quarter demand included some restocking of service center inventories following several quarters of destocking, we do not anticipate restocking to continue unless the general industrial economy demonstrates stronger and more sustainable growth.

Overall, we anticipate that our financial performance in the second quarter will reflect a step change on a year-over-year basis but will be lower than the first quarter, primarily due to softer service center demand and planned outages of certain equipment at our Spokane, Washington rolling mill as we expand capacity to support demand growth for aerospace and high strength plate products. We are well positioned to capitalize on improving demand given the significant organic and acquisition investments we have made to increase capacity, improve efficiency and quality and expand our product offering.
All Other. All Other consists of the Secondary Aluminum business unit and the Corporate and Other business units. The Secondary Aluminum business unit sells value added products such as ingot and billet produced by Anglesey. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment.
Secondary Aluminum. We own a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Anglesey produces value-added secondary aluminum ingot and billet and sells 49% of its output to us. We in turn sell the secondary aluminum products to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we, in substance, act as an agent in connection with sales of secondary aluminum produced by Anglesey, our sales of such secondary aluminum are presented net of the cost of sales. Accordingly, net sales and operating income in the quarters ended March 31, 2012 and March 31, 2011 were all zero.
See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on our investment in Anglesey and the suspension of equity method of accounting with respect to our ownership in Anglesey.
          Corporate and Other. Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items (in millions of dollars):

	Quarter Ended March 31,
	2012	2011
Operating expense	$(7.9)	$(7.2)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income	3.0	1.5
Workers' compensation benefit due to discounting	0.1	—
Operating non-run-rate items	3.1	1.5
Operating expense excluding non-run-rate item	$(11.0)	$(8.7)
Corporate operating expenses excluding non-run-rate items for the quarter ended March 31, 2012 were $2.3 million higher than such expenses for the comparable period in 2011. The increase primarily reflects higher employee compensation expense of $2.6 million primarily relating to our incentive programs partially offset by lower worker’s compensation expense related to our non-operating locations of $0.5 million due to changes in estimated incurred but not reported reserve.

Liquidity and Capital Resources
Summary
Cash and cash equivalents were $77.3 million at March 31, 2012, up from $49.8 million at December 31, 2011. The increase in cash is primarily driven by $37.9 million of operating income before non-run-rate items. Cash equivalents consist primarily of money market accounts, investments with an original maturity of three months or less when purchased, and other highly liquid investments. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. We have not experienced losses on our temporary cash investments.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. Short-term restricted cash, which is included in Prepaid expenses and other current assets, totaled $0.9 million at March 31, 2012 and $7.8 million at December 31, 2011. Long-term restricted cash, which is included in Other assets, was $10.1 million at March 31, 2012 and $10.4 million at December 31, 2011. The $6.9 million decrease in short-term restricted cash reflects the return of funds held in a trust account and has been reclassified as cash and cash equivalents.
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) (see Note 4 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). There were no borrowings under the Revolving Credit Facility as of March 31, 2012, and as of December 31, 2011.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in millions of dollars):

	Quarter Ended March 31,
	2012	2011
Total cash provided by (used in):
Operating activities:
Fabricated Products	$52.5	$27.7
All Other	(17.5)	(11.9)
Total cash flow from operating activities	$35.0	$15.8
Investing activities:
Fabricated Products	$(8.8)	$(89.4)
All Other	7.0	—
Total cash flow from investing activities	$(1.8)	$(89.4)
Financing activities:
Fabricated Products	$—	$(0.3)
All Other	(5.7)	(5.8)
Total cash flow from financing activities	$(5.7)	$(6.1)
Operating Activities
     Fabricated Products — For the quarter ended March 31, 2012, Fabricated Products segment operating activities provided $52.5 million of cash. Cash provided in the quarter ended March 31, 2012 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $55.1 million, a decrease in inventory of $9.5 million and an increase in accounts payables of $3.6 million, partially offset by an increase in accounts receivable of $15.7 million.
Fabricated Products segment operating activities provided $27.7 million of cash during the quarter ended March 31, 2011. Cash provided in the quarter ended March 31, 2011 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $31.6 million and an increase in accounts payable of $13.9 million, partially offset by an increase in accounts receivables of $18.5 million.
     All Other — Cash used in operations in All Other is comprised of (i) cash used in corporate and other activities and (ii) cash flows from Anglesey-related operating activities.
Corporate and other operating activities used $10.5 million and $12.8 million of cash during the quarter ended March 31, 2012 and March 31, 2011, respectively. Cash outflow from corporate and other operating activities in the quarter ended March 31, 2012 consisted primarily of payments relating to (i) general and administrative costs of $7.4 million, (ii) our short-term incentive program in the amount of $2.4 million and (iii) interest on the Revolving Credit Facility of $0.4 million. Cash outflow from corporate and other operating activities in the quarter ended March 31, 2011 consisted primarily of payments relating to (i) general and administrative costs of $7.6 million, (ii) our short-term incentive program in the amount of $1.9 million, and (iii) annual VEBA contributions of $2.2 million.
Anglesey-related activities used $7.0 million of cash for the quarter ended March 31, 2012, while Anglesey-related activities provided $0.9 million of cash for the quarter ended March 31, 2011. Operating cash flows were primarily related to changes in working capital in both periods.
Investing Activities
     Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the quarter ended March 31, 2012 was $8.8 million, compared to $89.4 million of cash used during the quarter ended March 31, 2011. All of the cash used during the quarter ended March 31, 2012 is related to capital expenditures. Cash used in investing activities during the quarter ended March 31, 2011 includes $83.2 million used for the acquisition of our Chandler, Arizona (Extrusion) facility and $6.2 million used for capital expenditures. See “Capital Expenditures and Investments” below for additional information.
     All Other — Cash used in investing activities for All Other during the quarter ended March 31, 2012 was $7.0 million which primarily represents the return of $7.2 million restricted cash, partially offset by $0.2 million used for capital expenditures.
Financing Activities
     Fabricated Products — There were no cash activities relating to financing transactions in the Fabricated Products segment during the quarter ended March 31, 2012. Cash used in financing activities for Fabricated Products during the quarter ended March 31, 2011 was $0.3 million, relating to principal payments in respect of the note issued by us in connection with the acquisition of our Florence, Alabama facility.
     All Other — Cash used in financing activities during the quarter ended March 31, 2012 was $5.7 million, representing (i) $4.9 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to one half of performance shares and (ii) $2.1 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iii) $1.3 million of additional tax benefit upon vesting of employee restricted stock, restricted stock units and performance shares. See “Repurchases of Common Stock” below and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Report.
Cash used in financing activities during the quarter ended March 31, 2011 was $5.8 million, representing $4.7 million of cash dividends paid to our stockholders and holders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to one half of performance shares in February 2011 and $1.1 million of cash used to repurchase our common stock in connection with the vesting of employee restricted stock, restricted stock units and performance shares and payment of related withholding tax obligations.
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
The table below summarizes recent availability and usage of the Revolving Credit Facility:

	March 31, 2012	April 20, 2012
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	278.2	276.9
Outstanding borrowings under Revolving Credit Facility	—	—
Outstanding letters of credit under Revolving Credit Facility	8.5	8.5
Net remaining borrowing availability	$269.7	$268.4
Borrowing rate (if applicable)	4.0%	4.0%
At March 31, 2012, we were in compliance with all covenants contained in the Revolving Credit Facility. We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity, should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would trigger measuring and maintaining a fixed charge coverage ratio.
See Note 4 of Notes to Consolidated Interim Financial Statements of this Report for a description regarding the Revolving Credit Facility; such description is incorporated herein by reference.
Debt
Mandatory principal payments on the outstanding borrowings under the Notes and the promissory note issued in connection with our acquisition of the Florence, Alabama facility (the "Nichols Promissory Note") at March 31, 2012, assuming no early conversions of the Notes, are as follows for each of the periods ending December 31 (see Note 3 and Note 4 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further details of the Notes and the Nichols Promissory Note):

		Payments Due by Period
	Total	2012	2013	2014	2015	2016 and Thereafter
Convertible Notes	$175.0	$—	$—	$—	$175.0	$—
Nichols Promissory Note	4.7	1.3	1.3	1.3	0.8	—
Total	$179.7	$1.3	$1.3	$1.3	$175.8	$—
As of March 31, 2012, the Notes were not convertible. We do not expect the Notes to be converted by investors prior to the first quarter of 2015 (if at all). See Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for information on the circumstances in which the Notes will become convertible prior to January 1, 2015.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program including our organic growth initiatives. Capital spending during the quarter ended March 31, 2012 included spending at our Trentwood facility in Spokane, Washington, and other projects spread among most of our manufacturing locations to reduce operating costs, improve product quality, increase capacity and/or enhance operational security. We expect total capital expenditures and investments for the Fabricated Products segment will be in the $40.0 million to $50.0 million range for all of 2012 and will be funded using cash generated from operations, available cash and cash equivalents, and borrowings under the Revolving Credit Facility.

The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
During the quarter ended March 31, 2012 and March 31, 2011, we paid a total of $4.9 million and $4.7 million, or $0.25 and $0.24 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to holders of certain restricted stock units and performance shares.
On April 16, 2012, we announced that our Board of Directors declared a cash dividend of $0.25 per share on our common stock to be paid on May 15, 2012 to stockholders of record at the close of business on April 26, 2012.
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
Repurchases of Common Stock
Our Board of Directors approved a program for the repurchase of up to $75.0 million of our common shares to occur in open-market or privately negotiated transactions, at such times and prices as management deems appropriate, to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. As of March 31, 2012, $46.9 million remained available under this repurchase authorization.
During the first quarter of 2010, in connection with the issuance of the Notes, and pursuant to a separate authorization from our Board of Directors, we repurchased approximately 1.2 million shares of our outstanding common stock for $44.2 million, in privately negotiated, off-market transactions.
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by us on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During the quarter ended March 31, 2012, we withheld 45,128 shares of common stock to satisfy employee tax withholding obligations. The withholding of common shares by us could be deemed a purchase of the common shares.
Restrictions Related to Equity Capital

As discussed in Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011, there are restrictions on the transfer of our common shares.
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
We submitted a draft feasibility study to the Washington State Department of Ecology on September 8, 2010 which included recommendations for a range of remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington. During the first half of 2011, we continued to work with the Washington State Department of Ecology to revise the draft feasibility study and to determine viable remedial approaches. As of March 31, 2012, no agreement with the Washington State Department of Ecology had been reached on the final remediation approach. The draft feasibility study is still subject to further reviews and regulatory approvals before a final consent decree is issued. We expect the consent decree to be issued in 2012.
At March 31, 2012, our environmental accrual of $21.7 million represented the low end of the range of incremental cost estimates based on proposed alternatives in the draft feasibility study relating to our Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by us. We expect that these remediation actions will be taken over the next 30 years and estimate that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $1.0 million in 2012, $3.6 million in 2013, $1.8 million in 2014, $0.8 million in 2015, $0.6 million in 2016 and $13.9 million in years thereafter through the balance of the 30-year period.
As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $18.7 million over the next 30 years. It is reasonably possible that our recorded estimate of our obligation may change in the next 12 months.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
During the quarter ended March 31, 2012, we granted additional stock-based awards to certain members of management and our non-employee directors, under our stock-based long term incentive plan (see Note 8 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
With the exception of the above-mentioned transactions and as otherwise disclosed herein, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2011. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding our contractual obligations, commercial commitments, and off-balance-sheet and other arrangements.

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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended

December 31, 2011. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in our critical accounting estimates since December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 10 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.
Sensitivity
     Aluminum. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk to our customers. However, in certain instances we enter into firm price arrangements with our customers and incur price risk on our anticipated primary aluminum purchases in respect of such customer orders. We use third-party hedging instruments to limit exposure to metal price risks related to firm price customer sales contracts and such transactions may have an adverse effect on our financial position, results of operations and cash flows.
Total fabricated products shipments during the quarters ended March 31, 2012 and March 31, 2011 for which we had price risk were (in millions of pounds) 46.1 and 24.6, respectively. At March 31, 2012, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2012, 2013 and 2014 and thereafter totaling approximately (in millions of pounds) 106.1, 1.6, and 1.6, respectively.
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

We, from time to time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of March 31, 2012, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 85%, 58% and 25% of the expected natural gas purchases for the remainder of 2012, 2013 and 2014, respectively.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report because of the identification during the 2011 year end audit of a material weakness relating to our review of the completeness and accuracy of the information used to value the postretirement benefit obligations of the voluntary employee's beneficiary association that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (the “Union VEBA”). See Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2011.
Management has identified and is implementing corrective actions to improve our annual controls and procedures around the review of the completeness and accuracy of the information used to value the Union VEBA postretirement benefit obligations. Corrective actions include the controls and procedures to ensure information and assumptions we use for the valuation of the Union VEBA's postretirement benefit obligations  accurately reflect the Union VEBA benefit structure, plan participants and participant coverage elections. We believe these actions will remediate the material weakness described above. However, the material weakness will not be considered remediated until the applicable remedial controls operated for a sufficient period of time, and are tested as part of our 2012 year end audit. As a result, as of the end of the period covered by this Report, our principal executive officer and principal financial officer concluded that such controls were not yet remediated.
     Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFOMRATION

Item 1. Legal Proceedings.
Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2011.
Item 1A. Risk Factors.
Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for information concerning risk factors. There have been no material changes in the risk factors since December 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2012:

	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (millions)[2]
January 1, 2012 - January 31, 2012	—	—	—	$46.9
February 1, 2012 - February 29, 2012	—	—	—	$46.9
March 1, 2012 - March 31, 2012	45,128	$47.45	—	$46.9
Total	45,128	$47.45	—	$46.9
________________________________
1 Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended March 31, 2012, we withheld 45,128 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

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
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

10.1
Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan effective February 8, 2012 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K, filed by the Company on February 29, 2012, File No. 000-52105).

10.2
Kaiser Aluminum Fabricated Products 2012 Short-Term Incentive Plan For Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

10.3
2012 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

10.4
2012 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

10.5
Kaiser Aluminum Corporation 2012 - 2014 Long-Term Incentive Plan Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

*10.6	Description of 2012 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.7	Description of 2012 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*+ 101.INS	XBRL Instance

*+ 101.SCH	XBRL Taxonomy Extension Schema

*+ 101.CAL	XBRL Taxonomy Extension Calculation

*+ 101.DEF	XBRL Taxonomy Extension Definition

*+ 101.LAB	XBRL Taxonomy Extension Label

*+ 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+
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

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 26, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan effective February 8, 2012 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K, filed by the Company on February 29, 2012, File No. 000-52105).

10.2
Kaiser Aluminum Fabricated Products 2012 Short-Term Incentive Plan For Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

10.3
2012 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

10.4
2012 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

10.5
Kaiser Aluminum Corporation 2012 - 2014 Long-Term Incentive Plan Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

*10.6	Description of 2012 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.7	Description of 2012 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*+ 101.INS	XBRL Instance

*+ 101.SCH	XBRL Taxonomy Extension Schema

*+101.CAL	XBRL Taxonomy Extension Calculation

*+ 101.DEF	XBRL Taxonomy Extension Definition

*+ 101.LAB	XBRL Taxonomy Extension Label

*+ 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+
As provided in Rule 406T of Regulation S-T, XBRL information is furnished but deemed not filed for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.