Form 10-Q
period 2012-06-30
KAISER ALUMINUM CORP
filed 2012-07-26
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 20, 2012, there were 19,313,908 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$317.8	$49.8
Receivables:
Trade, less allowance for doubtful receivables of $0.9 at June 30, 2012 and December 31, 2011	131.3	98.9
Other	1.9	1.2
Inventories	196.8	205.7
Prepaid expenses and other current assets	74.7	78.9
Total current assets	722.5	434.5
Property, plant, and equipment – net	373.0	367.8
Net asset in respect of VEBA	262.3	144.7
Deferred tax assets – net	156.3	226.9
Intangible assets – net	36.3	37.2
Goodwill	37.2	37.2
Other assets	73.8	72.3
Total	$1,661.4	$1,320.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66.5	$62.2
Accrued salaries, wages, and related expenses	31.3	30.9
Other accrued liabilities	46.3	41.0
Payable to affiliate	18.3	14.4
Long-term debt-current portion	—	1.3
Total current liabilities	162.4	149.8
Net liability in respect of VEBA	20.1	20.6
Long-term liabilities	118.7	126.0
Long-term debt	376.6	151.4
Total liabilities	677.8	447.8
Commitments and contingencies – Note 9
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both June 30, 2012 and December 31, 2011; no shares were issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both June 30, 2012 and at December 31, 2011; 19,314,195 shares issued and outstanding at June 30, 2012 and 19,253,185 shares issued and outstanding at December 31, 2011	0.2	0.2
Additional capital	1,015.5	998.4
Retained earnings	122.6	84.4
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, none at June 30, 2012 and 2,202,495 shares at December 31, 2011	—	(52.9)
Treasury stock, at cost, 1,724,606 shares at June 30, 2012 and December 31, 2011	(72.3)	(72.3)
Accumulated other comprehensive loss	(82.4)	(85.0)
Total stockholders’ equity	983.6	872.8
Total	$1,661.4	$1,320.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$345.2	$338.8	$710.6	$661.4
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization	284.5	300.0	579.5	580.9
Depreciation and amortization	6.6	6.4	12.9	12.7
Selling, administrative, research and development, and general	14.4	18.0	32.3	33.6
Other operating charges (benefits), net	0.1	(0.3)	0.1	(0.3)
Total costs and expenses	305.6	324.1	624.8	626.9
Operating income	39.6	14.7	85.8	34.5
Other (expense) income:
Interest expense	(6.5)	(4.4)	(10.6)	(8.9)
Other income (expense), net	1.1	(3.4)	1.8	(1.7)
Income before income taxes	34.2	6.9	77.0	23.9
Income tax provision	(13.2)	(2.8)	(29.5)	(9.0)
Net income	$21.0	$4.1	$47.5	$14.9
Earnings per common share, Basic:
Net income per share	$1.10	$0.22	$2.49	$0.79
Earnings per common share, Diluted:
Net income per share	$1.09	$0.21	$2.48	$0.78
Weighted-average number of common shares outstanding (in thousands):
Basic	19,137	18,984	19,087	18,962
Diluted	19,200	19,176	19,170	19,164

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In millions of dollars)
Net income	$21.0	$4.1	$47.5	$14.9
Other comprehensive income:
Reclassification adjustments relating to VEBAs:
Amortization of net actuarial loss	0.7	0.2	1.5	0.3
Amortization of prior service cost	1.1	1.1	2.1	2.1
Unrealized gain on available for sale securities	—	—	0.3	—
Foreign currency translation adjustment	0.4	—	0.1	(0.3)
Other comprehensive income, before tax	2.2	1.3	4.0	2.1
Income tax expense related to items of other comprehensive income	(0.7)	(0.5)	(1.4)	(0.9)
Other comprehensive income, net of tax	1.5	0.8	2.6	1.2
Comprehensive income	$22.5	$4.9	$50.1	$16.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Common Stock Owned by Union VEBA Subject to Transfer Restriction	Treasury Stock	Accumulated Other Comprehensive Loss	Total
				(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2011	19,253,185	$0.2	$998.4	$84.4	$(52.9)	$(72.3)	$(85.0)	$872.8
Net income	—	—	—	47.5	—	—	—	47.5
Other comprehensive income, net of tax	—	—	—	—	—	—	2.6	2.6
Release of restriction on Union VEBA shares, net of tax of $41.6	—	—	14.1	—	52.9	—	—	67.0
Issuance of non-vested shares to employees	92,949	—	—	—	—	—	—	—
Issuance of common shares to directors	3,930	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	11,327	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(2,068)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(45,128)	—	(2.1)	—	—	—	—	(2.1)
Cash dividends on common stock ($0.50 per share)	—	—	—	(9.8)	—	—	—	(9.8)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.3	—	—	—	—	1.3
Amortization of unearned equity compensation	—	—	3.6	—	—	—	—	3.6
Dividends on unvested equity awards that canceled	—	—	—	0.5	—	—	—	0.5
BALANCE, June 30, 2012	19,314,195	$0.2	$1,015.5	$122.6	$—	$(72.3)	$(82.4)	$983.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited) (In millions of dollars)
Cash flows from operating activities:
Net income	$47.5	$14.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	12.0	11.6
Amortization of definite-lived intangible assets	0.9	1.1
Amortization of debt discount and debt issuance costs	4.6	3.8
Deferred income taxes	28.9	8.2
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(1.3)	—
Non-cash equity compensation	3.8	2.8
Net non-cash LIFO (benefit) charge	(7.8)	19.9
Non-cash unrealized (gains) losses on derivative positions	(4.2)	7.1
Amortization of option premiums paid (received)	0.2	(0.6)
Losses on disposition of property, plant and equipment	—	0.1
Non-cash net periodic benefit income	(6.0)	(3.0)
Other non-cash charges	0.7	0.2
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(33.1)	(31.1)
Inventories (excluding LIFO benefit/charge)	16.7	(24.0)
Prepaid expenses and other current assets	(1.4)	(2.3)
Accounts payable	4.0	23.6
Accrued liabilities	7.1	(6.8)
Payable to affiliate	3.9	8.0
Long-term assets and liabilities, net	(1.8)	(0.6)
Net cash provided by operating activities	74.7	32.9
Cash flows from investing activities:
Capital expenditures	(16.9)	(14.1)
Purchase of available for sale securities	(0.3)	(0.3)
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	—	(83.2)
Change in restricted cash	7.2	—
Net cash used in investing activities	(10.0)	(97.6)
Cash flows from financing activities:
Proceeds from issuance of senior notes	225.0	—
Cash paid for financing costs	(6.4)	—
Repayment of promissory notes	(4.7)	(0.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	1.3	—
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(2.1)	(1.1)
Cash dividend paid to stockholders	(9.8)	(9.4)
Net cash provided by (used in) financing activities	203.3	(11.1)
Net increase (decrease) in cash and cash equivalents during the period	268.0	(75.8)
Cash and cash equivalents at beginning of period	49.8	135.6
Cash and cash equivalents at end of period	$317.8	$59.8
See Note 14 for supplemental cash flow information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

1. Summary of Significant Accounting Policies
This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and as updated in our Current Reports on Form 8-K filed on May 14, 2012 (second report filed) and July 23, 2012 (two reports).
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
The Company has suspended the use of the equity method of accounting with respect to its 49% non-controlling interest in Anglesey Aluminium Limited ("Anglesey"). As a result, the Company did not record equity in income from Anglesey for any of the periods presented herein. The carrying amount of the Company’s investment in Anglesey was zero at both June 30, 2012 and December 31, 2011. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey during the next 12 months. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on our investment in Anglesey and the suspension of equity method of accounting with respect to our ownership in Anglesey.
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
     Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO (benefit) charge of approximately $(4.9) and $5.0 during the quarters ended June 30, 2012 and June 30, 2011, respectively. The Company recorded net non-cash LIFO (benefit) charge of approximately $(7.8) and $19.9 during the six months ended June 30, 2012 and June 30, 2011, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. The excess of current cost over the stated LIFO value of inventory at June 30, 2012 and December 31, 2011 was $21.5 and $29.4, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at June 30, 2012 and December 31, 2011 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment – net in the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.5 and $0.2 during quarters ended June 30, 2012 and June 30, 2011, respectively. The amount of interest expense capitalized as construction in progress was $1.1 and $0.4 during the six months ended June 30, 2012 and June 30, 2011, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation, amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended June 30, 2012 and June 30, 2011, the Company recorded depreciation expense of $6.0 and $5.7, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the six months ended June 30, 2012 and June 30, 2011, the Company recorded depreciation expense of $11.8 and $11.4, respectively, relating to the Company's operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded relating to the Company’s Corporate and Other business unit for all periods presented in this Report.
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
     Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis during the fourth quarter as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, the Company uses a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment.
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
     Self Insurance of Employee Health and Workers’ Compensation Liabilities. The Company is primarily self-insured for group health insurance and workers’ compensation benefits provided to employees. The Company purchases stop-loss insurance to protect against annual health insurance claims at both the individual and aggregate level. Self insurance liabilities are estimated for claims incurred-but-not-paid based on judgment, using the Company’s historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and other professionals. The Company accounts for accrued liability relating to workers’ compensation claims on a discounted basis. The undiscounted workers’ compensation liabilities were $24.0 and $24.3 and a discount rate of 0.75% and 1.00% were used to estimate discounted liabilities at June 30, 2012 and December 31, 2011, respectively. The accrued liability for health insurance and workers’ compensation claims is included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
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
Fair Value Measurement. The Company applies the provisions of Accounting Standards Update (“ASU”) Topic 820, Fair

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Value Measurements and Disclosures, in measuring the fair value of its derivative contracts, plan assets invested by certain of the Company's employee benefit plans and its cash convertible senior notes (see Note 11).
Earnings per Share. Basic earnings per share is computed by dividing earnings by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The shares owned by a voluntary employee's beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that were subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders' equity), are included in the computation of basic weighted-average number of common shares outstanding because such shares were irrevocably issued and have full dividend and voting rights. Diluted earnings per share is calculated under the treasury stock method (see Note 12).
     Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, electricity and natural gas derivative contracts, certain cash-settled call options that the Company purchased in March 2010 (the “Call Options”) (see Note 3), and arrangements related to the Company’s cash equivalents. If the market value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds the applicable threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both June 30, 2012 and December 31, 2011, the Company had no margin deposits with or from its counterparties.
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
The Company places its cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government notes and government agency notes. The Company has not experienced losses on its temporary cash investments.
     New Accounting Pronouncements.
ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), was issued in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The provisions in this ASU are to be applied prospectively. For public entities, this ASU becomes effective during interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 during the interim period ending March 31, 2012. The adoption of this ASU did not have a material impact on the consolidated financial statements.
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

2. Supplemental Balance Sheet Information

	June 30, 2012	December 31, 2011
Trade Receivables.
Billed trade receivables	$128.1	$98.9
Unbilled trade receivables – Note 1	4.1	0.9
Trade receivables, gross	132.2	99.8
Allowance for doubtful receivables	(0.9)	(0.9)
Trade receivables, net	$131.3	$98.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Inventories.
Finished products	$62.0	$75.9
Work in process	66.8	57.5
Raw materials	52.3	58.1
Operating supplies and repair and maintenance parts	15.7	14.2
Total	$196.8	$205.7

Prepaid Expenses and Other Current Assets.
Current derivative assets – Notes 10 and 11	$1.4	$—
Current deferred tax assets	63.0	63.0
Current portion of option premiums paid – Notes 10 and 11	0.3	0.4
Short-term restricted cash	0.9	7.8
Prepaid taxes	3.0	3.8
Prepaid expenses	6.1	3.9
Total	$74.7	$78.9

Property, Plant and Equipment - Net.
Land and improvements	$22.6	$22.6
Buildings and leasehold improvements	49.8	45.9
Machinery and equipment	379.1	356.7
Construction in progress	15.0	24.1
Active property, plant and equipment, gross	466.5	449.3
Accumulated depreciation	(98.9)	(86.9)
Active property, plant and equipment, net	367.6	362.4
Idled equipment	5.4	5.4
Total	$373.0	$367.8

Other Assets.
Derivative assets – Notes 10 and 11	$42.0	$46.2
Option premiums paid – Notes 10 and 11	0.1	0.1
Restricted cash	10.1	10.4
Long-term income tax receivable	2.8	2.8
Deferred financing costs	13.0	7.8
Available for sale securities	5.5	4.9
Other	0.3	0.1
Total	$73.8	$72.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Other Accrued Liabilities.
Current derivative liabilities – Notes 10 and 11	$13.5	$14.8
Current portion of option premiums received – Notes 10 and 11	0.1	0.1
Accrued book overdraft (uncleared cash disbursement)	6.2	—
Taxes payable	4.5	2.6
Accrued freight	2.8	2.4
Short-term environmental accrual – Note 9	1.7	1.2
Accrued interest	4.1	2.3
Short-term deferred revenue – Note 1	9.0	13.5
Other	4.4	4.1
Total	$46.3	$41.0

Long-term Liabilities.
Derivative liabilities – Notes 10 and 11	$49.9	$55.5
Option premiums received – Notes 10 and 11	0.1	0.1
Income tax liabilities	13.7	13.4
Workers’ compensation accruals	20.6	20.8
Long-term environmental accrual – Note 9	20.3	20.8
Long-term asset retirement obligations	4.0	3.8
Long-term deferred revenue – Note 1	1.6	3.3
Deferred compensation liability	5.6	5.1
Other long-term liabilities	2.9	3.2
Total	$118.7	$126.0

3. Long-Term Debt

Senior Notes.

On May 23, 2012, the Company issued $225.0 principal amount of 8.250% Senior Notes at par due June 1, 2020 (the “Senior Notes”). Transaction fees of $6.4 were capitalized as deferred financing costs and will be amortized on a straight-line basis over the term of the Senior Notes.

The Senior Notes are unsecured obligations and are guaranteed by existing and future direct and indirect subsidiaries of the Company that are borrowers or guarantors under the Company's revolving credit facility, as amended and replaced. The indenture governing the Senior Notes places limitations on the ability of the Company and certain of its subsidiaries to, among other things, incur liens, consolidate, merge or sell all or substantially all of the Company's and certain of its subsidiaries' assets, incur or guarantee additional indebtedness, prepay, redeem or repurchase certain debt, make loans and investments, enter into transactions with affiliates, pay dividends and repurchase shares.

The Senior Notes are redeemable at the option of the Company in whole or part at any time on or after June 1, 2016 at an initial redemption price of 104.125% of the principal amount plus any accrued and unpaid interest, declining to a redemption price of par plus any accrued and unpaid interest on or after June 1, 2018. At any time prior to June 1, 2015, the Company may redeem up to 35% of the original principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 108.250% of the principal amount, plus any accrued and unpaid interest. At any time prior to June 1, 2016, the Company may also redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest, plus a “make-whole premium.”

Holders of the Senior Notes have the right to require the Company to repurchase the Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest following a change of control. A change of control includes (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) certain changes in the composition of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

the Board of Directors of the Company, and (iv) shareholders' approval of any plan or proposal for the liquidation or dissolution of the Company. The Company may also be required to offer to repurchase the Senior Notes at a price of par with the proceeds of certain asset sales.
The following tables provide additional information regarding the Senior Notes:

Quarter Ended
June 30,
2012
Contractual coupon interest	$2.0
Amortization of deferred financing costs	0.1
Total interest expense[1]	$2.1
______________________

[1]	A portion of the interest relating to the Senior Notes is capitalized as Construction in progress.
See “All Other Financial Assets and Liabilities” in Note 11 for information relating to the estimated fair value of the Senior Notes.

Cash Convertible Senior Notes

Indenture. In March 2010, the Company issued $175.0 principal amount of 4.5% Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”). The Convertible Notes are unsecured obligations of the Company. The Company accounts for the cash conversion feature of the Convertible Notes (the “Bifurcated Conversion Feature”) as a separate derivative instrument with the fair value on the issuance date equaling the original issue discount ("OID") for purposes of accounting for the debt component of the Convertible Notes. Additionally, the initial purchasers' discounts and transaction fees of $5.9 were capitalized as deferred financing costs. The effective interest rate of the Convertible Notes is approximately 11% per annum, taking into account the amortization of the OID and deferred financing costs.
The following tables provide additional information regarding the Convertible Notes:

	June 30, 2012	December 31, 2011
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(23.4)	(27.0)
Carrying amount, net of discount	$151.6	$148.0

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Contractual coupon interest	$1.9	$1.9	$3.9	$3.9
Amortization of discount and deferred financing costs	2.1	1.9	4.1	3.8
Total interest expense[1]	$4.0	$3.8	$8.0	$7.7
______________________

[1]	A portion of the interest relating to the Convertible Notes is capitalized as Construction in progress.
See “All Other Financial Assets and Liabilities” in Note 11 for information relating to the estimated fair value of the Convertible Notes.

Holders may convert their Convertible Notes at any time on or after January 1, 2015. The Convertible Notes' conversion rate is subject to adjustment based on the occurrence of certain events, including, but not limited to, (i) the payment of quarterly cash dividends on the Company's common stock in excess of $0.24 per share, (ii) certain other stock or cash dividends, (iii) the issuance of certain rights, options or warrants, (iv) the effectuation of share splits or combinations, (v) certain distributions of property, and (vi) certain issuer tender or exchange offers. The Company's quarterly dividends paid or declared in 2012 have exceeded $0.24 per share. Upon the payment of the quarterly dividend on August 15, 2012, the conversion rate will be

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

increased slightly to 20.7076 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price will be approximately $48.29 per share.

Holders of the Convertible Notes can require the Company to repurchase the Convertible Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest following a fundamental change. Fundamental changes include, but are not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) shareholders' approval of any plan or proposal for the liquidation or dissolution of the Company, and (iv) failure of the Company's common stock to be listed on certain stock exchanges. Additionally, holders may convert their Convertible Notes before January 1, 2015, only in certain limited circumstances determined by (i) the trading price of the Convertible Notes, (ii) the occurrence of specified corporate events, or (iii) the market price of the Company's common stock. For example, following payment of the quarterly dividend on August 15, 2012, if the Company's closing stock price exceeds $62.78 for 20 trading days during a period of 30 consecutive trading days ending on a calendar quarter, the Convertible Notes may be converted by one or more holders. The Company believes in this circumstance, the market value of the Convertible Notes will exceed the value of shares into which they can convert, making such an early conversion unlikely. No fundamental changes or circumstances that could allow early conversion existed as of June 30, 2012. The Convertible Notes are not convertible into the Company's common stock or any other securities under any circumstances, but instead will be settled in cash.

Convertible Note Hedge Transactions. In March 2010, the Company purchased Call Options that have an exercise price equal to the conversion price of the Convertible Notes and an expiration date equal to the maturity or earlier conversion date of the Convertible Notes. The Call Options and the Convertible Notes have substantially similar anti-dilution adjustment provisions, including adjustments for payments of quarterly cash dividends in excess of $0.24 per share. Mirroring anti-dilution adjustments for the Convertible Notes, upon the payment of the quarterly dividend on August 15, 2012, the Call Options' exercise price will be approximately $48.29 per share, and the number of shares into which the Call Options can convert will be increased by an immaterial amount. Because the Call Options are settled in cash, if the market price per share of the Company's common stock at the time of cash conversion of any Convertible Notes is above the strike price of the Call Options, the Company is entitled to receive from the counterparties to the Call Options an aggregate amount equaling the amount of cash that the Company would be required to deliver to the holders of the converted Convertible Notes, less the principal amount thereof.

In March 2010, the Company also sold net-share-settled warrants (the “Warrants”) relating to approximately 3.6 million shares of the Company's common stock. The Warrants cannot be exercised prior to the expiration date of July 1, 2015 and are subject to certain anti-dilution adjustments, including adjustments for payments of quarterly cash dividends in excess of $0.24 per share. Upon payment of the August 15, 2012 quarterly dividend, the Warrants' exercise price will be approximately $61.32 per share and the number of shares to which the Warrants relate will increase by an immaterial amount. At expiration, if the market price per share of the Company's common stock exceeds the strike price of the Warrants, the Company will be obligated to issue shares of the Company's common stock having a value equal to such excess. The Warrants meet the definition of derivatives but are not subject to fair value accounting because they are indexed to the Company's common stock and meet the requirement to be classified as equity instruments.
The Call Options and Warrants are separate transactions and are not part of the terms of the Convertible Notes and do not affect the rights of holders under the Convertible Notes.
Other Notes Payable

During the second quarter of 2012, the Company fully repaid the $4.7 outstanding principal balance of a promissory note issued in connection with the Company's acquisition of the Florence, Alabama facility (the "Nichols Promissory Note").

4. Revolving Credit Facility
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
The Company had $273.9 of borrowing availability under the Revolving Credit Facility at June 30, 2012, based on the borrowing base determination then in effect. At June 30, 2012, there were no borrowings under the Revolving Credit Facility and $8.7 was being used to support outstanding letters of credit, leaving $265.2 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at June 30, 2012.
Amounts owed under the Revolving Credit Facility may be accelerated upon the occurrence of various events of default including, without limitation, the failure to make principal or interest payments when due and breaches of covenants, representations and warranties set forth therein. The Revolving Credit Facility places limitations on the ability of the Company and certain of its subsidiaries to, among other things, grant liens, engage in mergers, sell assets, incur debt, make investments, undertake transactions with affiliates, pay dividends and repurchase shares. In addition, the Company is required to maintain a fixed charge coverage ratio on a consolidated basis at or above 1.1:1.0 if borrowing availability under the Revolving Credit Facility is less than $30.0. At June 30, 2012, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

5. Goodwill and Intangible Assets

The Company had goodwill of $37.2 at both June 30, 2012 and December 31, 2011. Such goodwill is related to the Company's acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility and is included in the Fabricated Products segment.
Identifiable intangible assets at June 30, 2012 and December 31, 2011 are comprised of the following:
June 30, 2012:

	Weighted- average estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	25	$38.5	$(2.5)	$36.0
Backlog	2	0.8	(0.7)	0.1
Trademark and trade name	3	0.4	(0.2)	0.2
Total	24	$39.7	$(3.4)	$36.3
December 31, 2011:

	Weighted- average estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	25	$38.5	$(1.7)	$36.8
Backlog	2	0.8	(0.7)	0.1
Trademark and trade name	3	0.4	(0.1)	0.3
Total	24	$39.7	$(2.5)	$37.2
Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $0.5 and $0.9 for the quarter and six months ended June 30, 2012, respectively. Amortization expense was $0.5 and $1.1 for the quarter and six months ended June 30, 2011, respectively. The expected amortization of intangible assets for the remainder of 2012 and the next four calendar years and thereafter is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

2012	$0.9
2013	1.7
2014	1.6
2015	1.6
2016	1.6
Thereafter	28.9
Total	$36.3

6. Income Tax Matters
Tax Provision. The provision for incomes taxes, for each period presented, consisted of the following:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Domestic	$12.4	$2.2	$28.1	$7.9
Foreign	0.8	0.6	1.4	1.1
Total	$13.2	$2.8	$29.5	$9.0
The income tax provision for the six months ended June 30, 2012 and June 30, 2011 was $29.5 and $9.0 reflecting an effective tax rate of 38.3% and 37.5%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2012 was primarily the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.4, resulting in a 0.5% increase in the effective tax rate. The difference between the effective tax rate and the projected blended statutory tax rate for the six months ended June 30, 2011 was primarily the result of a decrease in valuation allowance due to change in tax law in the State of Illinois of $0.8, resulting in a 3.4% decrease in the effective tax rate, partially offset by (i) an increase in unrecognized tax benefits, including interest and penalties, of $0.6, resulting in a 2.5% increase in the effective tax rate and (ii) the impact of a non-deductible compensation expense of $0.2, resulting in a 0.7% increase in effective tax rate.
     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Tax Attributes. At December 31, 2011, the Company had $875.1 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the U.S., with $1.7 thereof representing excess tax benefits related to the vesting of employee restricted stock which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. The Company also had $29.8 of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax.
To preserve the NOL carryforwards available to the Company, the Company’s certificate of incorporation includes certain restrictions on the transfer of the Company’s common stock.
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, primarily including state NOLs sustained during the prior years and expiring tax benefits, the Company had a valuation allowance against its deferred tax assets of $18.8 at both June 30, 2012 and December 31, 2011. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. Net deferred tax asset decreased during the six months ended June 30, 2012 as a result of release of restriction on shares owned by the Union VEBA (see Note 7).
     Other. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Canada Revenue Agency audited the Company's tax returns for fiscal years 1998 through 2004 and issued assessment notices for $9.2, all of which was paid to the Canada Revenue Agency prior to 2012. The Company’s tax returns for certain past years are still subject to examination by taxing authorities, and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
The Company has gross unrecognized benefits relating to uncertain tax positions. If and when such gross unrecognized tax

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

benefits are ultimately recognized, it will be reflected in the Company’s income tax provision and affect the effective tax rate in future periods. Gross unrecognized tax benefits were $13.7 at both June 30, 2012 and December 31, 2011.
In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision. The Company had $6.9 and $6.6 accrued at June 30, 2012 and December 31, 2011, respectively, for interest and penalties. Of these amounts, none were recorded as current liabilities.
In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, the Company incurred a foreign currency translation adjustment. During the six months ended June 30, 2012, the foreign currency impact on such liabilities resulted in a $0.1 currency translation adjustment which was recorded within Other comprehensive income.
The Company does not expect its gross unrecognized tax benefits to be reduced within the next 12 months.

7. Employee Benefits
     Pension and Similar Benefit Plans. Pensions and similar plans include:

•
Monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC (“USW”) and International Association of Machinists and certain other unions at certain of the Company’s production facilities, except that (i) the monthly contributions per hour worked by each bargaining unit employee to a pension plan sponsored by the USW at the Company’s Newark, Ohio and Spokane, Washington facilities are (in whole dollars) $1.25 and will increase to (in whole dollars) $1.50 in July 2015 and (ii) monthly contributions to a pension plan sponsored by the USW at the Florence, Alabama facility are (in whole dollars) $1.25 per hour worked by each bargaining unit employee. The Company currently estimates that contributions will range from $2.0 to $4.0 per year through 2015.

•
A defined contribution 401(k) savings plan for hourly bargaining unit employees at seven of the Company’s production facilities based on the specific collective bargaining agreement at each facility. For active bargaining unit employees at three of these production facilities, the Company is required to make fixed rate contributions. For active bargaining unit employees at one of these production facilities, the Company is required to match certain employee contributions. For active bargaining unit employees at two of these production facilities, the Company is required to make both fixed rate contributions and concurrent matches. For active bargaining unit employees at the one remaining production facility, the Company is not required to make any contributions. Fixed rate contributions either (i) range from (in whole dollars) $800 to $2,400 per employee per year, depending on the employee’s age, or (ii) vary between 2% to 10% of the employees’ compensation depending on their age and years of service for employees hired prior to January 1, 2004 or are a fixed 2% annual contribution for employees hired on or after January 1, 2004. The Company currently estimates that contributions to such plans will range from $1.0 to $3.0 per year.

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

VEBA Postretirement Medical Benefits. The Company terminated its postretirement medical plan in 2004. Certain eligible retirees receive medical coverage, however, through participation in the Union VEBA or the VEBA that provides benefits for certain other eligible retirees, their surviving spouses and eligible dependents (the “Salaried VEBA” and, together with the Union VEBA, the “VEBAs”). The Union VEBA covers certain qualifying bargaining unit retirees and future retirees. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and certain employees who were hired prior to February 2002 and subsequently retired or will retire with the requisite age and service. The Union VEBA is managed by four trustees (two appointed by the Company and two appointed by the USW) and the assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company's control.
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
The Company has no claim to the plan assets of the VEBAs or obligation to fund the liability or determine the benefits paid by the VEBAs, and its only financial obligation to the VEBAs are to pay the variable contributions and certain administrative fees. Nevertheless, based on discussions with the staff of the SEC, for accounting purposes the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company's related variable contribution as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, the Company accounts for net periodic postretirement benefit costs in accordance with Accounting Standards Codification Topic 715, Compensation - Retirement Benefits, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company's consolidated financial statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the VEBAs on an annual basis. The funding status of either VEBA could result in a liability or asset position on the Company's Consolidated Balance Sheets, however such liability or asset has no impact on the Company's cash flow, liquidity or funding obligation to the VEBAs.
On June 19, 2012, the Company's Board of Directors granted its written approval removing the transfer restrictions on all remaining shares of the Company's common stock held by the Union VEBA under the stock transfer restriction agreement previously entered into between the Union VEBA and the Company and the Company's certificate of incorporation. During periods when shares owned by the Union VEBA were subject to such stock transfer restrictions, such shares were treated as being similar to treasury stock (i.e. as a reduction of Stockholders' equity) in the Company's Consolidated Balance Sheet.
The following table presents the number of shares on which stock transfer restrictions were removed during the six months ended June 30, 2012 and June 30, 2011 and the resulting effect on the Consolidated Balance Sheets:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Six Months Ended
	June 30,
	2012	2011
Common stock held by Union VEBA on which restriction was lifted	2,202,495	1,321,485
Increase in Union VEBA assets [1]	$108.6	$65.5
Reduction in Common stock owned by Union VEBA [2]	$(52.9)	$(31.7)
Increase in Additional paid in capital	$(14.1)	$(9.1)
Decrease in Deferred tax assets	$(41.6)	$(24.7)
________________________

[1]
At a weighted-average price of $49.31 per share on the date the restriction was released for the quarter ended June 30, 2012 and a weighted-average price of $49.58 per share realized by the Union VEBA for the quarter ended June 30, 2011.

2     At $24.02 per share reorganization value.
Components of Net Periodic Pension Benefit (Income) Cost. The Company's results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic pension benefit cost related to the Canadian defined benefit plan was not material for the quarters and six months ended June 30, 2012 and June 30, 2011. The following table presents the components of net periodic pension benefit income for the VEBAs and charges relating to all other employee benefit plans for the quarter and six months ended June 30, 2012 and June 30, 2011:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
VEBAs:
Service cost	$0.9	$0.5	$1.7	$1.1
Interest cost	4.5	4.3	9.0	8.7
Expected return on plan assets	(10.2)	(7.6)	(20.3)	(15.2)
Amortization of prior service cost	1.1	1.1	2.1	2.1
Amortization of net loss	0.7	0.2	1.5	0.3
Total net periodic pension benefit income relating to VEBAs	(3.0)	(1.5)	(6.0)	(3.0)
Deferred compensation plan	0.1	—	0.5	0.2
Defined contribution plans	1.6	1.3	5.0	4.7
Multiemployer pension plans	0.9	0.7	1.7	1.5
Total	$(0.4)	$0.5	$1.2	$3.4
The following tables present the allocation of the (income) charges detailed above, by segment (see Note 13):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fabricated Products	$2.4	$1.7	$6.4	$5.7
All Other	(2.8)	(1.2)	(5.2)	(2.3)
Total	$(0.4)	$0.5	$1.2	$3.4
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
Total costs relating to STI Plans were recorded as follows, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of products sold	$1.1	$0.8	$2.3	$1.9
Selling, administrative, research and development, and general	2.1	1.5	4.8	2.6
Total costs recorded in connection with STI Plans	$3.2	$2.3	$7.1	$4.5
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fabricated Products	$2.3	$1.7	$5.0	$3.4
All Other	0.9	0.6	2.1	1.1
Total costs recorded in connection with STI Plans	$3.2	$2.3	$7.1	$4.5
     Long- term Incentive Programs ("LTI Programs")
     General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan was originally effective as of July 6, 2006 and was thereafter amended and restated from time to time. The Equity Incentive Plan will expire on July 6, 2016, and no grants will be made thereunder after that date. The Board may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination, and all grants made on or prior to the date of termination will remain in effect thereafter subject to the terms of the applicable grant agreement and the Equity Incentive Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At June 30, 2012, 933,384 common shares were available for additional awards under the Equity Incentive Plan. Compensation charges relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development, and general.
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
The Company also grants performance shares to executive officers and other key employees. Such awards are subject to performance requirements pertaining to the Company’s EVA performance (as set forth in each year’s LTI program), measured over the applicable three-year performance period. EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. During the six months ended June 30, 2012, a portion of the performance shares granted under the 2009-2011 LTI Program vested (see “Summary of Activity” below). The vesting of performance shares and resulting issuance and delivery of common shares, if any, under the 2010-2012 LTI Program, 2011-2013 LTI Program and 2012-2014 LTI Program, will occur in 2013, 2014 and 2015, respectively. Holders of performance shares do not receive voting rights through the ownership of such performance shares.
     Non-cash Compensation Expense. Recorded costs by type of award under LTI Programs were as follows, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service-based non-vested common shares and restricted stock units	$0.7	$0.9	$2.4	$1.9
Performance shares	0.4	0.3	1.2	0.7
Total non-cash compensation expense	$1.1	$1.2	$3.6	$2.6
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fabricated Products	$0.4	$0.4	$1.1	$0.8
All Other	0.7	0.8	2.5	1.8
Total non-cash compensation expense	$1.1	$1.2	$3.6	$2.6

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data:

	June 30, 2012
	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$4.9	1.8
Performance shares	$7.6	2.4

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the six months ended June 30, 2012 is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2011	202,836	$29.24	6,072	$33.67	777,934	$26.84
Granted	92,949	45.03	2,486	44.46	215,579	44.47
Vested	(132,913)	24.02	(3,375)	25.77	(7,952)	18.89
Forfeited	(2,068)	43.72	—	—	—	—
Canceled	—	—	—	—	(400,761)	14.67
Outstanding at June 30, 2012	160,804	$42.50	5,183	$43.99	584,800	$41.79
A summary of select activity with respect to non-vested common shares, restricted stock units and performance shares for the six months ended June 30, 2011 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Granted	76,803	$47.19	2,182	$46.59	186,918	$46.59
Vested	(62,028)	$51.63	(3,314)	$16.83	(10,585)	$74.34
Stock Options. As of both June 30, 2012 and December 31, 2011, there were 20,791 fully-vested options outstanding, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 4.75 and 5.25 years, respectively. The average fair value of the options granted was $39.90. No new options were granted and no existing options were forfeited or exercised during the six months June 30, 2012.
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
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld. During the six months ended June 30, 2012 and June 30, 2011, 45,128 and 23,078 commons shares, respectively, were withheld and canceled for this purpose.

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
The Company submitted a draft feasibility study to the Washington State Department of Ecology (“Washington State Ecology”) on September 8, 2010 (the “Feasibility Study”) which included recommendations for a range of remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington. During the second quarter of 2012, the Company continued to work with Washington State Ecology to revise the draft Feasibility Study and to determine viable remediation approaches. As of June 30, 2012, no agreement with Washington State Ecology had been reached on the final remediation approach. The draft Feasibility Study is still subject to further reviews and regulatory approvals before a final decree is issued with respect to such matter. The Company expects a consent decree to be issued in the latter part of 2012.
At June 30, 2012, the Company’s environmental accrual of $22.0 represented the Company's best estimate of the incremental cost based on proposed alternatives in the draft Feasibility Study related to the Company’s Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by the Company. The Company expects that these remediation actions will be taken over the next 30 years and estimates that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $0.6 in 2012, $3.9 in 2013, $1.8 in 2014, $0.8 in 2015, $0.6 in 2016, and $14.3 in years thereafter through the balance of the 30-year period.
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

10. Derivative Financial Instruments and Related Hedging Programs
     Overview. In conducting its business, the Company, from time to time, enters into derivative transactions, including forward contracts and options, to limit its economic (i.e., cash) exposure resulting from (i) metal price risk related to its sale of fabricated aluminum products and the purchase of metal used as raw material for its fabrication operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in its production processes, and (iii) foreign currency requirements with respect to its foreign subsidiaries, investment and cash commitments for equipment purchases. Additionally, in connection with the issuance of the Convertible Notes, the Company purchased cash-settled Call Options relating to the Company’s common stock to limit its exposure to the cash conversion feature of the Convertible Notes (see Note 3). The Company may modify the terms of its derivative contracts based on operational needs or financing objectives. As the Company’s operational hedging activities are generally designed to lock in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in the hedging activities generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged at the time the transactions occur. However, due to mark-to-market accounting, during the term of the derivative contracts, significant unrealized, non-cash gains and losses may be recorded in the income statement.
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
During the six months ended June 30, 2012 and June 30, 2011, total fabricated products shipments that contained fixed price terms were (in millions of pounds) 91.5 and 61.1, respectively. At June 30, 2012, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2012, 2013 and 2014 and thereafter, totaling approximately (in millions of pounds) 84.8, 8.3 and 1.6, respectively.
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
     Hedges Relating to the Convertible Notes. As described in Note 3, the Company issued Convertible Notes in the aggregate principal amount of $175.0. The conversion feature of the Convertible Notes can only be settled in cash and is required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects that the realized gain or loss from the Call Options will substantially offset the realized loss or gain of the Bifurcated Conversion Feature upon maturity of the Convertible Notes. However, because valuation assumptions for the Bifurcated Conversion Feature and the Call Option are not identical, over time the Company expects to record net unrealized gains and losses due to mark to market adjustments to the fair values of the two derivatives. (see Note 11 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options).
The following table summarizes the Company’s material derivative positions at June 30, 2012:

Commodity	Maturity Period	Notional Amount of contracts (mmlbs)
Aluminum —
Fixed priced purchase contracts	7/12 through 12/15	80.2
Fixed priced sales contracts	7/12 through 12/12	0.9
Midwest premium swap contracts[1]	7/12 through 12/13	75.5

Energy	Maturity Period	Notional Amount of contracts (mmbtu)
Natural gas —[2]
Call option purchase contracts	7/12 through 12/13	2,490,000
Put option sales contracts	7/12 through 12/13	2,490,000
Fixed priced purchase contracts	7/12 through 12/14	3,390,000

Electricity	Maturity Period	Notional Amount of contracts (Mwh)
Fixed priced purchase contracts	7/12 through 12/13	285,625

Currency	Maturity Period	Notional Amount of contracts (as shown)
Euro —
Fixed priced purchase contracts	7/12 through 8/12	173,600

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Hedges Relating to the Convertible Notes	Contract Period	Notional Amount of contracts (Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,623,830
Call Options[3]	3/10 through 3/15	3,623,830
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]
As of June 30, 2012, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 83%, 68% and 36% of the expected natural gas purchases for the remainder of 2012, 2013 and 2014, respectively.

[3]
The Bifurcated Conversion Feature represents the cash conversion feature of the Convertible Notes. To hedge against the potential cash outflows associated with the Bifurcated Conversion Feature, the Company purchased cash-settled Call Options. The Call Options have an exercise price equal to the conversion price of the Convertible Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Convertible Notes. The Call Options will expire upon the maturity of the Convertible Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company’s common stock, the Call Options may only be settled in cash.

The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets (see Note 2).
Realized and Unrealized Gains and Losses. Realized and unrealized gains (losses) associated with all derivative contracts consisted of the following, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Realized (losses) gains:
Aluminum	$(4.2)	$5.8	$(4.4)	$10.3
Natural Gas	(2.1)	(1.0)	(3.9)	(2.4)
Electricity	(1.5)	—	(2.2)	—
Total realized (losses) gains:	$(7.8)	$4.8	$(10.5)	$7.9
Unrealized gains (losses):
Aluminum	$(4.7)	$(9.7)	$0.5	$(6.6)
Natural Gas	3.0	0.3	1.8	1.5
Electricity	1.6	(0.1)	0.7	(0.1)
Call Options relating to the Convertible Notes	4.4	8.4	(4.4)	6.4
Cash conversion feature of the Convertible Notes	(3.7)	(12.0)	5.6	(8.3)
Total unrealized gains (losses)	$0.6	$(13.1)	$4.2	$(7.1)

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The majority of the Company's non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the six months ended June 30, 2012 and June 30, 2011, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
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
Bifurcated Conversion Feature and Call Options - The fair value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Convertible Notes and the estimated fair value of the Convertible Notes without the cash conversion feature. The Convertible Notes are valued based on the trading price of the Convertible Notes each period-end (see “All Other Financial Assets and Liabilities” below). The fair value of the Convertible Notes without the cash conversion feature is the present value of the series of the remaining fixed income cash flows under the Convertible Notes, with a mandatory redemption in 2015.
The Call Options are valued using a binomial lattice valuation model. Significant inputs to the model are the Company's stock price, risk-free interest rate, credit spread, dividend yield and expected volatility of the Company's stock price, all of which are observable inputs by market participants.
The significant assumptions used in the determining the fair value of the Call Options at June 30, 2012 were as follows:

Stock price at June 30, 2012	$51.84
Quarterly dividend yield (per share) upon purchase of the Call Option[1]	$0.24
Risk-free interest rate[2]	0.39%
Credit spread (basis points)[3]	337
Expected volatility rate[4]	29%
______________________

[1]
The Company used a discrete quarterly dividend payment of $0.24 per share based on historical quarterly dividend payments. Although the quarterly dividend has been increased to $0.25 per share in 2012, the increased dividend does not affect the value of the Call Option as a result of anti-dilution adjustments.

[2]	The risk-free rate was based on the two-year Constant Maturity Treasury rate and the three-year Constant Maturity Treasury rate on June 30, 2012, compounded semi-annually.

[3]	The credit spread is based on the Company's long-term credit rating of BB- issued by Standard & Poor’s and a senior unsecured credit rating of Ba3 issued by Moody’s.

[4]
The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance. While the stock price of the Company generally has the greatest influence on the fair values of both the Call Options and Bifurcated Conversion Feature, between December 31, 2011 and June 30, 2012, during which time the Company's stock price did not change materially, the change in the expected volatility rate had a greater impact on the values of these derivatives.

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
The Company believes that the fair value of the Nichols Promissory Note at December 31, 2011 materially approximates its carrying amount in light of the Company’s credit profile, the interest rate applicable to the Nichols Promissory Note, and its remaining duration. The foregoing fair value assessment is considered to be a Level 2 valuation within the fair value hierarchy.
The fair value of the Convertible Notes and Senior Notes are based on their trading prices and are considered a Level 1 input in the fair value hierarchy.
The following table presents the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of June 30, 2012:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$0.1	$—	$0.1
Fixed priced sales contracts	—	0.1	—	0.1
Midwest premium swap contracts	—	—	1.5	1.5

Natural Gas -
Fixed priced purchase contracts	—	0.1	—	0.1

Electricity -
Fixed priced purchase contracts	—	0.1	—	0.1

Hedges Relating to the Convertible Notes -
Call Options	—	41.9	—	41.9

All Other Financial Assets
Cash and cash equivalents	317.8	—	—	317.8
Available for sale securities	—	5.5	—	5.5
Total	$317.8	$47.8	$1.5	$367.1

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(8.7)	$—	$(8.7)
Natural Gas -
Put option sales contracts	—	(3.6)	—	(3.6)
Fixed priced purchase contracts	—	(1.8)	—	(1.8)
Electricity -
Fixed priced purchase contracts	—	(1.2)	—	(1.2)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(48.3)	—	(48.3)

All Other Financial Liabilities
Senior Notes	(229.8)	—	—	(229.8)
Convertible Notes	(221.2)	—	—	(221.2)
Total	$(451.0)	$(63.6)	$—	$(514.6)
The following table presents the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2011:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$0.3	$—	$0.3
Midwest premium swap contracts	—	—	0.1	0.1
Hedges Relating to the Convertible Notes -
Call Options	—	46.3	—	46.3

All Other Financial Assets:
Cash and cash equivalents	49.8	—	—	49.8
Available for sale securities	—	4.9	—	4.9
Total	$49.8	$51.5	$0.1	$101.4

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(7.8)	$—	$(7.8)
Midwest premium swap contracts	—	—	(0.1)	(0.1)
Natural Gas -
Put option sales contracts	—	(5.6)	—	(5.6)
Fixed priced purchase contracts	—	(1.3)	—	(1.3)
Electricity -
Fixed priced purchase contracts	—	(1.8)	—	(1.8)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(53.9)	—	(53.9)

All Other Financial Liabilities:
Nichols Promissory Note	—	(4.7)	—	(4.7)
Convertible Notes	(203.0)	—	—	(203.0)
Total	$(203.0)	$(75.1)	$(0.1)	$(278.2)
Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Level 3
Balance at December 31, 2011	$—
Total realized/unrealized gains included in:
Cost of products sold, excluding depreciation and amortization	1.8
Transactions involving Level 3 derivative contracts:
Purchases	0.4
Sales	—
Issuances	—
Settlements	(0.7)
Transactions involving Level 3 derivatives — net	(0.3)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at June 30, 2012	$1.5

Total gain included in Cost of products sold, excluding depreciation, amortization and other items, attributable to the change in unrealized gains/losses relating to derivative contracts held at June 30, 2012:	$1.1
         Fair Values of Non-financial Assets and Liabilities
     Idled Assets. Included within Property, plant and equipment - net as of both June 30, 2012 and December 31, 2011 was $5.4 of idled assets, comprised of acquired assets not placed in service of $4.3 and unused equipment from the closed Tulsa, Oklahoma facility of $1.1. The value of such assets was estimated using a combination of the cost approach and market approach. The cost approach uses replacement cost, and the market approach uses prices for similar assets to determine the value of assets, and both approaches use Level 3 fair value inputs.
     CAROs. The inputs in estimating the fair value of conditional asset retirement obligations, or CAROs, include: (i) the timing of when any such CARO cash flows may be incurred, (ii) incremental costs associated with special handling or treatment of CARO materials and (iii) the credit-adjusted risk free rate applicable at the time additional CARO cash flows are estimated, all of which are considered Level 3 inputs as they involve significant judgment of the Company. There were no material adjustments to the estimated fair values of CAROs for either of the six months ended June 30, 2012 or June 30, 2011. The estimated fair value of CARO liabilities at June 30, 2012 and December 31, 2011 was $4.2 and $4.0, respectively, based upon the application of a weighted-average credit-adjusted risk free rate of 9.1%. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).

12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income	$21.0	$4.1	$47.5	$14.9
Denominator — Weighted-average common shares outstanding (in thousands)[1]:
Basic	19,137	18,984	19,087	18,962
Diluted	19,200	19,176	19,170	19,164
Earnings per common share, Basic:
Net income per share	$1.10	$0.22	$2.49	$0.79
Earnings per common share, Diluted:
Net income per share	$1.09	$0.21	$2.48	$0.78
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
Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding at both June 30, 2012 and December 31, 2011. The potential dilutive effect of such shares was zero for each of the periods presented. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.32 per share remained outstanding through June 30, 2012. The potential dilutive effect of shares underlying the Warrants was zero for both earnings per share calculations presented above.
During the six months ended June 30, 2012 and June 30, 2011, the Company paid approximately $9.8 ($0.50 per common share) and $9.4 ($0.48 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to approximately one half of the performance shares.

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
On January 1, 2012, management began reviewing the results of the primary aluminum hedging activities, which prior to January 1, 2012 had been reported in the Hedging business unit which was included in All Other, with the results of the Fabricated Products segment because such hedging activities with respect to primary aluminum are now conducted solely for the Fabricated Products segment. Accordingly, the results of primary aluminum hedging activities have been included in the Fabricated Products segment for the six months ended June 30, 2012. Prior period results have been conformed to current period presentation, which resulted in a decrease of $8.9 and $5.6 in operating income of the Fabricated Products segment for the quarter and six months ended June 30, 2011, respectively, and an increase of $0.6 in Fabricated Products segment assets as of December 31, 2011.
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
The following tables provide financial information by operating segment for each period or as of each period-end, as applicable:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Sales:
Fabricated Products	$345.2	$338.8	$710.6	$661.4
Segment Operating Income (Loss):
Fabricated Products [1,2]	$45.2	$24.0	$99.2	$51.0
All Other[3]	(5.6)	(9.3)	(13.4)	(16.5)
Total operating income	$39.6	$14.7	$85.8	$34.5
Interest expense	(6.5)	(4.4)	(10.6)	(8.9)
Other income (expense), net	1.1	(3.4)	1.8	(1.7)
Income before income taxes	$34.2	$6.9	$77.0	$23.9
Depreciation and Amortization:
Fabricated Products	$6.5	$6.3	$12.7	$12.4
All Other	0.1	0.1	0.2	0.3
Total depreciation and amortization	$6.6	$6.4	$12.9	$12.7
Capital expenditures:
Fabricated Products	$7.9	$7.9	$16.7	$14.1
All Other	—	—	0.2	—
Total capital expenditures	$7.9	$7.9	$16.9	$14.1
Income Taxes Paid:
Fabricated Products —
United States	$0.1	$0.7	$0.1	$0.8
Canada	0.2	0.2	0.4	0.2
Total income taxes paid	$0.3	$0.9	$0.5	$1.0

	June 30, 2012	December 31, 2011
Segment assets:
Fabricated Products	$652.7	$637.0
All Other[4]	1,008.7	683.6
Total assets	$1,661.4	$1,320.6
______________________

1.
Operating results in the Fabricated Products segment for the quarter ended June 30, 2012 and June 30, 2011 included LIFO inventory (benefits) charges of $(4.9) and $5.0, respectively. Operating results in the Fabricated Products segment for the six months ended June 30, 2012 and June 30, 2011 included LIFO inventory (benefits) charges of $(7.8) and $19.9, respectively.

2.
Fabricated Products segment results for the quarter and six months ended June 30, 2012 include non-cash mark-to-market (losses) gains on primary aluminum, natural gas and electricity hedging activities totaling $(0.1) and $3.0, respectively. Fabricated Products segment results for the quarter and six months ended June 30, 2011 include non-cash mark-to-market losses on primary aluminum, natural gas and electricity hedging activities totaling $9.5 and $5.2, respectively. For further discussion regarding mark-to-market matters, see Note 10.

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

14. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$5.1	$5.1
Income taxes paid	$0.5	$1.0
Supplemental disclosure of non-cash transactions:
Non-cash capital expenditures	$2.1	$0.7
15. Other Income (Expense), Net
Other income (expense), net consisted of the following, for each period presented:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income	$0.1	$0.1	$0.2	$0.2
Unrealized gains (losses) on financial derivatives[1]	0.7	(3.6)	1.2	(1.9)
All other, net	0.3	0.1	0.4	—
Other non-operating income (expense), net	$1.1	$(3.4)	$1.8	$(1.7)
______________________

[1]	See “Derivative Financial Instruments” in Note 1 for a discussion of accounting policy for such instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

16. Other Comprehensive Income
The following table presents the tax effect allocated to each component of Other comprehensive income for each period presented:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Expense	Amount
Quarter ended June 30, 2012
Defined benefit pension plan and VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	$0.7	$(0.3)	$0.4
Amortization of prior service cost	1.1	(0.4)	0.7
Total income recognized in Accumulated other comprehensive loss related to defined benefit pension plan and VEBAs	1.8	(0.7)	1.1
Foreign currency translation adjustment	0.4	—	0.4
Other comprehensive income	$2.2	$(0.7)	$1.5

Quarter ended June 30, 2011
Defined benefit pension plan and VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	$0.2	$(0.1)	$0.1
Amortization of prior service cost	1.1	(0.4)	0.7
Total income recognized in Accumulated other comprehensive loss related to defined benefit pension plan and VEBAs	1.3	(0.5)	0.8
Other comprehensive income	$1.3	$(0.5)	$0.8

Six months ended June 30, 2012
Defined benefit pension plan and VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	$1.5	$(0.6)	$0.9
Amortization of prior service cost	2.1	(0.8)	1.3
Total income recognized in Accumulated other comprehensive loss related to defined benefit pension plan and VEBAs	3.6	(1.4)	2.2
Unrealized gain on available for sale securities	0.3	—	0.3
Foreign currency translation adjustment	0.1	—	0.1
Other comprehensive income	$4.0	$(1.4)	$2.6

Six months ended June 30, 2011
Defined benefit pension plan and VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	$0.3	$(0.1)	$0.2
Amortization of prior service cost	2.1	(0.8)	1.3
Total income recognized in Accumulated other comprehensive income related to defined benefit pension plans	2.4	(0.9)	1.5
Foreign currency translation adjustment	(0.3)	—	(0.3)
Other comprehensive income	$2.1	$(0.9)	$1.2

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

The following is a summary of the effects of the restatement on the Company's Statements of Consolidated Income, Statements of Comprehensive Income and Statements of Cash Flows for the quarter ended June 30, 2011 (in millions of dollars, except per share amounts):

	Quarter ended June 30, 2011
	Previously Reported	Adjustment	Restated
Statements of Consolidated Income:
Selling, administrative, research and development, and general	$17.3	$0.7	$18.0
Total costs and expenses	323.4	0.7	324.1
Operating income	15.4	(0.7)	14.7
Income before income taxes	7.6	(0.7)	6.9
Income tax provision	(3.1)	0.3	(2.8)
Net income	$4.5	$(0.4)	$4.1
Earnings per common share, Basic:
Net income per share	$0.24	$(0.02)	$0.22
Earnings per common share, Diluted:
Net income per share[1]	$0.24	$(0.02)	$0.21

	Six months ended June 30, 2011
	Previously Reported	Adjustment	Restated
Statements of Consolidated Income:
Selling, administrative, research and development, and general	$32.2	$1.4	$33.6
Total costs and expenses	625.5	1.4	626.9
Operating income	35.9	(1.4)	34.5
Income before income taxes	25.3	(1.4)	23.9
Income tax provision	(9.5)	0.5	(9.0)
Net income	$15.8	$(0.9)	$14.9
Earnings per common share, Basic:
Net income per share	$0.83	$(0.04)	$0.79
Earnings per common share, Diluted:
Net income per share[1]	$0.83	$(0.04)	$0.78

Statements of Consolidated Comprehensive Income:[2]
Net income	$15.8	$(0.9)	$14.9
Other comprehensive income:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Reclassification adjustments:
Amortization of net actuarial loss	—	0.3	0.3
Less: tax impact on amortization of net actuarial loss	—	(0.1)	(0.1)
Amortization of prior service cost	—	2.1	2.1
Less: tax impact on amortization of prior service cost	—	(0.8)	(0.8)
Other comprehensive (loss) income, net of tax	(0.3)	1.5	1.2
Comprehensive income	$15.5	$0.6	$16.1

Statements of Consolidated Cash Flows:
Net income	$15.8	$(0.9)	$14.9
Deferred income taxes	8.7	(0.5)	8.2
Non-cash net periodic benefit cost[3]	(4.4)	1.4	(3.0)
______________________________

[1]
Beginning 2012, the Company presented diluted earnings per share under the treasury method because it became more dilutive than the diluted earnings per share under the two-class method. As such, restated diluted earnings per share for the quarter and six months ended June 30, 2011 were calculated based on the treasury method to conform to current period presentation. Previously reported diluted earnings per share for the quarter and six months ended June 30, 2011 are based on the two-class method. The "Adjustment" column reflects the difference between restated diluted earnings per share using the two-class method and the previously reported diluted earnings per share.

[2]
Total comprehensive income and components of other comprehensive income (loss) were previously included in the Statement of Stockholders' Equity for interim reporting periods prior to 2012. The Company adopted ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, beginning with the annual period ended December 31, 2011 and presented the Statement of Comprehensive Income as its own separate statement. As such, the "Previously Reported" column reflects the changes in the presentation.

[3]
Non-cash net periodic benefit cost was included within Other non-cash charges in the six months ended June 30, 2011. Such amount has been reclassified from Other non-cash charges to conform to current period presentation.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

18. Condensed Guarantor and Non-Guarantor Financial Information

The Company issued $225.0 aggregate principal amount of its Senior Notes pursuant to an indenture dated May 23, 2012 (the “Indenture”), among Kaiser Aluminum Corporation (the "Parent'), the subsidiary guarantors party thereto (the “Guarantor Subsidiaries”) and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are wholly owned by the Parent. The guarantees are full and unconditional and joint and several.

Pursuant to the requirements of Section 210.3-10(f) of Regulation S-X, the following condensed consolidating balance sheet as of June 30, 2012 and December 31, 2011, condensed consolidating statements of income for the quarters and six months ended June 30, 2012 and June 30, 2011 and condensed consolidating statements of cash flow for the six months ended June 30, 2012 and June 30, 2011 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis, (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis, (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (iii) the resulting totals, reflecting information for the Company on a consolidated basis, as reported. In the following tables, "Non-Guarantor Subsidiaries" refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and "Consolidating Adjustments" represent the adjustments necessary to eliminate the investments in the Company's subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$311.9	$0.9	$—	$317.8
Receivables:
Trade, less allowance for doubtful receivables	—	127.7	3.6	—	131.3
Intercompany receivables	—	—	4.5	(4.5)	—
Other	—	1.6	0.3	—	1.9
Inventories	—	189.1	7.7	—	196.8
Prepaid expenses and other current assets	—	74.1	0.6	—	74.7
Total current assets	5.0	704.4	17.6	(4.5)	722.5
Investments in and advances to unconsolidated affiliates	1,168.3	9.1	—	(1,177.4)	—
Property, plant, and equipment — net	—	361.1	11.9	—	373.0
Intercompany long-term receivables	—	(188.1)	2.6	185.5	—
Net asset in respect of VEBA	—	262.3	—	—	262.3
Deferred tax assets — net	—	148.2	(0.6)	8.7	156.3
Intangible assets — net	—	36.3	—	—	36.3
Goodwill	—	37.2	—	—	37.2
Other assets	51.5	19.3	3.0	—	73.8
Total	$1,224.8	$1,389.8	$34.5	$(987.7)	$1,661.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.5	$59.2	$6.8	$—	$66.5
Intercompany liabilities	—	4.5	—	(4.5)	—
Accrued salaries, wages, and related expenses	—	28.9	2.4	—	31.3
Other accrued liabilities	3.9	40.9	1.5	—	46.3
Payable to affiliate	—	18.3	—	—	18.3
Long-term debt-current portion	—	—	—	—	—
Total current liabilities	4.4	151.8	10.7	(4.5)	162.4
Net liability in respect of VEBA	—	20.1	—	—	20.1
Intercompany long-term liabilities	(188.1)	2.6	—	185.5	—
Long-term liabilities	48.3	53.0	17.4	—	118.7
Long-term debt	376.6	—	—	—	376.6
Total liabilities	241.2	227.5	28.1	181.0	677.8

Total stockholders’ equity	983.6	1,162.3	6.4	(1,168.7)	983.6
Total	$1,224.8	$1,389.8	$34.5	$(987.7)	$1,661.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$43.0	$1.8	$—	$49.8
Receivables:
Trade, less allowance for doubtful receivables	—	96.0	2.9	—	98.9
Intercompany receivables	—	2.3	0.2	(2.5)	—
Other	—	0.8	0.4	—	1.2
Inventories	—	196.6	9.1	—	205.7
Prepaid expenses and other current assets	6.9	71.0	1.0	—	78.9
Total current assets	11.9	409.7	15.4	(2.5)	434.5
Investments in and advances to unconsolidated affiliates	1,036.9	5.8	—	(1,042.7)	—
Property, plant, and equipment — net	—	355.9	11.9	—	367.8
Long-term intercompany receivables	—	22.0	2.5	(24.5)	—
Net asset in respect of VEBA	—	144.7	—	—	144.7
Deferred tax assets — net	—	218.9	(0.6)	8.6	226.9
Intangible assets — net	—	37.2	—	—	37.2
Goodwill	—	37.2	—	—	37.2
Other assets	50.2	19.2	2.9	—	72.3
Total	$1,099.0	$1,250.6	$32.1	$(1,061.1)	$1,320.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$57.1	$5.1	$—	$62.2
Intercompany payable	—	0.2	2.3	(2.5)	—
Accrued salaries, wages, and related expenses	—	28.7	2.2	—	30.9
Other accrued liabilities	2.2	38.0	0.8	—	41.0
Payable to affiliate	—	14.4	—	—	14.4
Long-term debt-current portion	—	1.3	—	—	1.3
Total current liabilities	2.2	139.7	10.4	(2.5)	149.8
Net liability in respect of VEBA	—	20.6	—	—	20.6
Long-term intercompany payable	22.0	2.5	—	(24.5)	—
Long-term liabilities	54.0	53.5	18.5	—	126.0
Long-term debt	148.0	3.4	—	—	151.4
Total liabilities	226.2	219.7	28.9	(27.0)	447.8

Total stockholders’ equity	872.8	1,030.9	3.2	(1,034.1)	872.8
Total	$1,099.0	$1,250.6	$32.1	$(1,061.1)	$1,320.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Quarter Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$335.0	$32.1	$(21.9)	$345.2
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	—	276.9	29.0	(21.4)	284.5
Depreciation and amortization	—	6.3	0.3	—	6.6
Selling, administrative, research and development, and general	0.8	13.5	0.7	(0.6)	14.4
Other operating charges (benefits), net	—	0.1	—	—	0.1
Total costs and expenses	0.8	296.8	30.0	(22.0)	305.6
Operating income	(0.8)	38.2	2.1	0.1	39.6
Other (expense) income:
Interest expense	(6.2)	(0.3)	—	—	(6.5)
Other income (expense), net	0.7	0.3	0.1	—	1.1
(Loss) income before income taxes	(6.3)	38.2	2.2	0.1	34.2
Income tax provision	—	(14.7)	(0.7)	2.2	(13.2)
Earnings in equity of subsidiaries	27.3	1.6	—	(28.9)	—
Net income	$21.0	$25.1	$1.5	$(26.6)	$21.0

Comprehensive income	$22.5	$26.2	$1.9	$(28.1)	$22.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$690.5	$64.7	$(44.6)	$710.6
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	—	564.3	58.9	(43.7)	579.5
Depreciation and amortization	—	12.4	0.5	—	12.9
Selling, administrative, research and development, and general	1.3	31.2	0.7	(0.9)	32.3
Other operating charges (benefits), net	—	0.1	—	—	0.1
Total costs and expenses	1.3	608.0	60.1	(44.6)	624.8
Operating income	(1.3)	82.5	4.6	—	85.8
Other (expense) income:
Interest expense	(10.2)	(0.4)	—	—	(10.6)
Other income (expense), net	1.2	0.5	0.1	—	1.8
(Loss) income before income taxes	(10.3)	82.6	4.7	—	77.0
Income tax provision	—	(31.5)	(1.4)	3.4	(29.5)
Earnings in equity of subsidiaries	57.8	3.3	—	(61.1)	—
Net income	$47.5	$54.4	$3.3	$(57.7)	$47.5

Comprehensive income	$50.1	$56.9	$3.4	$(60.3)	$50.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$328.7	$35.6	$(25.5)	$338.8
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	—	292.2	32.9	(25.1)	300.0
Depreciation and amortization	—	6.1	0.3	—	6.4
Selling, administrative, research and development, and general	0.9	13.9	3.6	(0.4)	18.0
Other operating charges (benefits), net	—	0.1	(0.4)	—	(0.3)
Total costs and expenses	0.9	312.3	36.4	(25.5)	324.1
Operating (loss) income	(0.9)	16.4	(0.8)	—	14.7
Other (expense) income:
Interest expense	(3.9)	(0.5)	—	—	(4.4)
Other (expense) income, net	(3.5)	0.1	—	—	(3.4)
(Loss) income before income taxes	(8.3)	16.0	(0.8)	—	6.9
Income tax provision	—	(6.0)	(0.7)	3.9	(2.8)
Earnings (losses) in equity of subsidiaries	12.4	(1.5)	—	(10.9)	—
Net income (loss)	$4.1	$8.5	$(1.5)	$(7.0)	$4.1

Comprehensive income (loss)	$4.9	$9.3	$(1.5)	$(7.8)	$4.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$641.6	$70.6	$(50.8)	$661.4
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation, amortization and other items	—	564.8	66.0	(49.9)	580.9
Depreciation and amortization	—	12.2	0.5	—	12.7
Selling, administrative, research and development, and general	1.3	27.7	5.5	(0.9)	33.6
Other operating charges (benefits), net	—	0.1	(0.4)	—	(0.3)
Total costs and expenses	1.3	604.8	71.6	(50.8)	626.9
Operating (loss) income	(1.3)	36.8	(1.0)	—	34.5
Other (expense) income:
Interest expense	(7.7)	(1.2)	—	—	(8.9)
Other (expense) income, net	(1.9)	0.2	—	—	(1.7)
(Loss) income before income taxes	(10.9)	35.8	(1.0)	—	23.9
Income tax provision	—	(13.0)	(1.1)	5.1	(9.0)
Earnings (losses) in equity of subsidiaries	25.8	(2.1)	—	(23.7)	—
Net income (loss)	$14.9	$20.7	$(2.1)	$(18.6)	$14.9

Comprehensive income (loss)	$16.1	$22.2	$(2.4)	$(19.8)	$16.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(213.6)	$288.7	$(0.4)	$—	$74.7
Cash flows from investing activities:
Capital expenditures	—	(16.4)	(0.5)	—	(16.9)
Change in restricted cash	6.9	0.3	—	—	7.2
Purchase of available for sale securities	—	(0.3)	—	—	(0.3)
Net cash provided by (used in) investing activities	6.9	(16.4)	(0.5)	—	(10.0)
Cash flows from financing activities:
Proceeds from issuance of senior notes	225.0	—	—	—	225.0
Cash paid for financing costs	(6.4)	—	—	—	(6.4)
Repayment of promissory notes	—	(4.7)	—	—	(4.7)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	—	—	1.3
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(2.1)	—	—	—	(2.1)
Cash dividend paid to stockholders	(9.8)	—	—	—	(9.8)
Net cash provided by (used in) financing activities	206.7	(3.4)	—	—	203.3
Net increase (decrease) in cash and cash equivalents during the period	—	268.9	(0.9)	—	268.0
Cash and cash equivalents at beginning of period	5.0	43.0	1.8	—	49.8
Cash and cash equivalents at end of period	$5.0	$311.9	$0.9	$—	$317.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$10.4	$22.0	$0.5	$—	$32.9
Cash flows from investing activities:
Capital expenditures	—	(13.1)	(1.0)	—	(14.1)
Purchase of available for sale securities	—	(0.3)	—	—	(0.3)
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	—	(83.2)	—	—	(83.2)
Net cash used in investing activities	—	(96.6)	(1.0)	—	(97.6)
Cash flows from financing activities:
Repayment of promissory notes	—	(0.6)	—	—	(0.6)
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(1.1)	—	—	—	(1.1)
Cash dividend paid to stockholders	(9.4)	—	—	—	(9.4)
Net cash used in financing activities	(10.5)	(0.6)	—	—	(11.1)
Net decrease in cash and cash equivalents during the period	(0.1)	(75.2)	(0.5)	—	(75.8)
Cash and cash equivalents at beginning of period	5.0	129.6	1.0	—	135.6
Cash and cash equivalents at end of period	$4.9	$54.4	$0.5	$—	$59.8

19. Subsequent Events
     Dividend Declaration. On July 12, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.25 per common share or $4.9 (including dividend equivalents), which will be paid on or about August 15, 2012 to stockholders of record at the close of business on July 26, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1. “Financial Statements” of this Report.
     This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automobile and other end market segments we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A. "Risk Factors" included in this Report identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
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
We believe our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011 and as updated in our Current Reports on Form 8-K filed on May 14, 2012 (second report filed) and July 23, 2012 (two reports).
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
At June 30, 2012, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market segment applications. Through these facilities, which comprise our Fabricated Products segment, we produced and shipped approximately 303.9 million pounds of semi-fabricated aluminum products, which comprised effectively all of our total consolidated net sales of approximately $710.6 million, during the six months ended June 30, 2012.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal distributors. In our served markets, we believe we are the supplier of choice for many of our customers, providing “Best in Class” customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of the tools such as Lean manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continue to reduce our own manufacturing costs, eliminate waste throughout the value chain, and deliver “Best in Class” customer service through consistent, on-time delivery of superior quality products on short lead times. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and our served markets in order to maximize the efficiency of product flow to our customers.
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers, or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement onto customers, for some of our higher value-added products sold on a spot basis, our ability to change prices can lag, sometimes by as much as several months, with a favorable impact on our results when metal prices decline and an adverse impact on our results when metal prices increase. The average London Metal Exchange (“LME”) transaction prices per pound of primary aluminum for the six months ended June 30, 2012 and June 30, 2011 were $0.94 and $1.16, respectively. The average LME transaction prices per pound of primary aluminum for the quarters ended June 30, 2012 and June 30, 2011 were $0.90 and $1.18, respectively. At July 20, 2012, the LME transaction price per pound was $0.86.
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
We expect the 2012 North American automotive sector build rates to increase nearly 15% over 2011 build rates. Virtually all automotive platforms manufactured in North America today contain our automotive products, which are uniquely manufactured for specific applications that require consistent machinability, predictable mechanical properties, high strength, or other performance attributes. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2010, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.5%, as automotive original equipment manufacturers and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
     Highlights of the quarter ended June 30, 2012 include:

•
Fabricated Products segment shipments of 147.2 million pounds, a 1% increase from the second quarter of 2011, resulting primarily from stronger demand in the aerospace/high strength offset by lower billet shipments;

•	Consolidated net income of $21.0 million and earnings per diluted share of $1.09, including pre-tax, non-cash mark-to-market gains on derivative positions of approximately $0.6 million;

•	Issuance of $225.0 million principal amount of 8.250% Senior Notes due June 2020 (the “Senior Notes”) resulting in proceeds of $218.6 million net of $6.4 million of transaction fees;

•	Combined cash balances and net borrowing availability under our revolving credit facility of approximately $583.0 million, with no borrowings under that facility as of June 30, 2012;

•	Declaration of a regular dividend of $4.9 million, or $0.25 per common share, to be paid on August 15, 2012 to stockholders of record as of July 26, 2012; and

•
Release by our Board of Directors of stock transfer restrictions on 881,010 shares of our common stock owned by a voluntary employee's beneficiary association, or VEBA, that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (the “Union VEBA”), at $50.44 per share, thereby increasing VEBA assets by $44.4 million and increasing Stockholders' equity by $27.4 million (net of tax).

Results of Operations
Consolidated Selected Operational and Financial Information
The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices) for the quarters and six months ended June 30, 2012 and June 30, 2011. See “Segment and Business Unit Information” below for information regarding our reportable segment – Fabricated Products – and our other business units, which are aggregated and referred to herein as All Other.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere herein. See Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended June 30,			Six Months Ended June 30,
	2012		2011	2012	2011
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs)	147.2		145.2	303.9	289.3
Average Realized Third-Party Sales Price (per pound)[1]	$2.34		$2.33	$2.34	$2.29
Net Sales	$345.2		$338.8	$710.6	$661.4

Segment Operating Income (Loss):
Fabricated Products[2]	$45.2		$24.0	$99.2	$51.0
All Other[3]	(5.6)		(9.3)	(13.4)	(16.5)
Total Operating Income	$39.6		$14.7	$85.8	$34.5
Income tax provision	$(13.2)		$(2.8)	$(29.5)	$(9.0)
Net Income	$21.0	—	$4.1	$47.5	$14.9
Capital Expenditures	$7.9		$7.9	$16.9	$14.1
______________________

[1]
Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability.

[2]
Operating results in the Fabricated Products segment for the quarters and six months ended June 30, 2012 include non-cash last-in, first-out (“LIFO”) inventory benefits of $4.9 million and $7.8 million, respectively. Operating results in the Fabricated Products segment for the quarters and six months ended June 30, 2011 include non-cash LIFO inventory charges of $5.0 million and $19.9 million, respectively. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for the periods ended June 30, 2012 and June 30, 2011.

[3]
Operating results in All Other represent operating expenses in the Corporate business unit. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for the periods ended June 30, 2012 and June 30, 2011.

     Net Sales. We reported Net sales for the quarter ended June 30, 2012 of $345.2 million compared to $338.8 million for the quarter ended June 30, 2011. Net sales for the six months ended June 30, 2012 were $710.6 million compared to $661.4 million for the six months ended June 30, 2011. As more fully discussed below, the increase in Net sales during both the quarter and six months ended June 30, 2012 were due to both an increase in average realized price per pound and an increase in Fabricated Products segment shipments. The average realized price per pound for the Fabricated Products segment increased for both the quarter and six months ended June 30, 2012 as compared to the prior year periods as a result of higher average value-added revenue per pound despite lower underlying metal prices. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of the

Fabricated Products segment's firm price sales agreements limit our losses, as well as gains, from primary metal price changes.
     Cost of Products Sold Excluding Depreciation, Amortization and Other Items. Cost of products sold, excluding depreciation, amortization and other items in the quarter ended June 30, 2012 totaled $284.5 million, or 82% of Net sales, compared to $300.0 million, or 89% of Net sales, in the quarter ended June 30, 2011. Cost of products sold, excluding depreciation, amortization and other items in the six months ended June 30, 2012 totaled $579.5 million, or 82% of Net sales, compared to $580.9 million, or 88% of Net sales, in the quarter ended June 30, 2011. Included in Cost of products sold, excluding depreciation, amortization and other items were $0.1 million and $9.5 million of unrealized mark-to-market losses on our derivative positions in the quarters ended June 30, 2012 and June 30, 2011, respectively. Unrealized mark-to-market gains (losses) on derivative positions were $3.0 million and $(5.2) million in the six months ended June 30, 2012 and June 30, 2011, respectively. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for the periods ended June 30, 2012 and June 30, 2011.
     Depreciation and Amortization. Depreciation and amortization, which include depreciation expense on property, plant and equipment and amortization expense on intangible assets in connection with the acquisitions of our Florence, Alabama facility and Chandler, Arizona (Extrusion) facility, was $6.6 million and $6.4 million in the quarters ended June 30, 2012 and June 30, 2011. Depreciation and amortization in the six months ended June 30, 2012 and June 30, 2011 was $12.9 million and $12.7 million, respectively.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $14.4 million in the quarter ended June 30, 2012 compared to $18.0 million in the quarter ended June 30, 2011. The decrease during the quarter ended June 30, 2012 was primarily due (i) a $1.5 million increase in periodic pension benefit income with respect to the Union VEBA and the VEBA that provides benefits for certain other eligible retirees, their surviving spouses and eligible dependents (together with the Union VEBA, the “VEBAs”), (ii) a $2.1 million decrease in environmental expense and (iii) a $0.9 million decrease in workers' compensation expense at our non-operating locations due to an insurance recovery during the second quarter of 2012 and changes in estimated claims reserves, partially offset by $1.3 million increase in employee compensation expense primarily related to our incentive programs.
Selling, administrative, research and development, and general expense totaled $32.3 million in the six months ended June 30, 2012 compared to $33.6 million in the six months ended June 30, 2011. The decrease during the six months ended June 30, 2012 was primarily due to (i) a $3.0 million increase in periodic pension benefit income with respect to the VEBAs, (ii) a $2.1 million decrease in environmental expense and (iii) a $1.3 million decrease in workers' compensation expense at our non-operating locations due to an insurance recovery during the second quarter of 2012 and changes in estimated claims reserves, partially offset by $4.8 million increase in employee compensation expense primarily related to our incentive programs.
     Interest Expense. Interest expense of $6.5 million and $10.6 million in the quarter and six months ended June 30, 2012, was primarily related to interest expense incurred on our cash convertible notes (the “Convertible Notes”), and interest expense on the Senior Notes from May 23, 2012, net of $0.5 million and $1.1 million, respectively, of interest capitalization as part of Construction in progress. Interest expense of $4.4 million and $8.9 million in the quarter and six months ended June 30, 2011, was primarily related to interest expense incurred on the Convertible Notes, net of $0.2 million and $0.4 million, respectively, of interest costs capitalized as part of Construction in progress.
     Other Income (Expense), Net. Other income (expense), net was $1.1 million in the quarter ended June 30, 2012, compared to $(3.4) million in the quarter ended June 30, 2011. Other income (expense), net was $1.8 million in the six months ended June 30, 2012, compared to $(1.7) million in the six months ended June 30, 2011. The fluctuations in Other income (expense), net were primarily driven by net unrealized mark-to-market changes on the derivative instruments relating to the Convertible Notes. See Note 15 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
     Income Tax Provision. The income tax provision in the six months ended June 30, 2012 was $29.5 million, reflecting an effective tax rate of 38.3%. The difference between the effective tax rate and the projected blended statutory tax rate in this period was the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.4 million resulting in a 0.5% increase in the effective tax rate.
The income tax provision in the six months ended June 30, 2011 was $9.0 million, reflecting an effective tax rate of 37.5%. The difference between the effective tax rate and the projected blended statutory tax rate in this period was primarily the result of a decrease in valuation allowance due to change in tax law in the State of Illinois of $0.8 million, resulting in a 3.4% decrease in the effective tax rate, partially offset by (i) an increase in unrecognized tax benefits, including interest and penalties, of $0.6 million resulting in a 2.5% increase in the effective tax rate and (ii) the impact of a non-deductible compensation expense of $0.2 million, resulting in a 0.7% increase in effective tax rate.

Derivatives

From time to time, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabrication operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes, and (iii) foreign currency requirements with respect to our foreign subsidiaries, investment, and cash commitments for equipment purchases. Additionally, in connection with the issuance of the Convertible Notes, we purchased cash-settled call options (the “Call Options”) relating to our common stock to limit our exposure to the cash conversion feature of the Convertible Notes (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).
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
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, was a net liability of $19.8 million and $23.8 million, respectively. The decrease in net liability during the six months ended June 30, 2012 was primarily due to (i) the decreases in metal and gas hedging positions, offset by (ii)decreases in the underlying metal and gas prices and (iii) a net increase in the fair values of derivatives related to the Convertible Notes as a result of our higher stock price at June 30, 2012. Changes in the fair value of our derivative contracts that relate to operational hedging activities are reflected in operating income (see Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Such changes in the fair value of these contracts resulted in the recognition of a $3.0 million unrealized mark-to-market gain during the six months ended June 30, 2012. We consider this gain to be a non-run-rate item.
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
     Cash Conversion Feature of the Convertible Notes and Call Options. The value of the cash conversion feature of the Convertible Notes is measured as the difference between the estimated fair value of the Convertible Notes and the estimated fair value of the Convertible Notes without the cash conversion feature. The Call Options are valued using a binomial lattice valuation model. See Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for additional disclosure regarding these valuations; such disclosure is incorporated herein by reference.
     Employee Benefit Plan Assets. In determining the fair value of employee benefit plan assets, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other invested plan assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. Our Canadian pension plan assets and the plan assets of the VEBAs are measured annually on December 31. The increase in the Net asset in respect of VEBA during the six months ended June 30, 2012 was the result of (i) release of stock transfer restrictions on 2,202,495 shares owned by the Union VEBA (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for additional detail regarding the release of such restrictions) and (ii) net periodic pension benefit income during the period.
Deferred tax asset
At December 31, 2011, we had $875.1 million of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the U.S., with $1.7 million thereof representing excess tax benefits related to the vesting of employee restricted stock which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. We also had $29.8 million of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life, available to offset regular federal income tax.
To preserve the NOL carryforwards available to us, our certificate of incorporation includes certain restrictions on the transfer of our common stock.
In assessing the realizability of deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOLs sustained during the prior years and expiring tax benefits, we had a valuation allowance against its deferred tax assets of $18.8 million at both June 30, 2012 and December 31, 2011. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. Net deferred tax asset decreased during the first quarter of 2012 as a result of release of restriction on shares owned by the Union VEBA (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).
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
On January 1, 2012, management began reviewing the results of the primary aluminum hedging activities, which prior to January 1, 2012 had been reported in the Hedging business unit which was included in All Other, with the results of the Fabricated Products segment because such hedging activities with respect to primary aluminum are now conducted solely for the Fabricated Products segment. Accordingly, the results of primary aluminum hedging activities have been included in the Fabricated Products segment for the quarter ended June 30, 2012. Prior period results have been conformed to current period presentation.
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

Fabricated Products. The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment, for each period presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shipments (mm lbs)	147.2	145.2	303.9	289.3
Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$1.08	$1.23	$1.09	$1.20
Average realized third-party value-added revenue	1.26	1.10	1.25	1.09
Average realized third-party sales price	$2.34	$2.33	$2.34	$2.29

Composition of net sales:
Hedged cost of alloyed metal	$159.8	$179.0	$330.3	$345.1
Third party value-added revenue	185.4	159.8	380.3	316.3
Net sales	$345.2	$338.8	$710.6	$661.4

Segment Operating Income	$45.2	$24.0	$99.2	$51.0
The table below provides shipment and value-added revenue information (in millions of dollars except shipments and value-added revenue per pound) for each of the primary end-market segment applications of our Fabricated Products segment, for each period presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shipments (mm lbs):
Aero/HS Products	53.7	45.0	112.7	90.8
GE Products	58.8	59.8	122.1	121.0
Automotive Extrusions	16.6	16.4	33.5	32.5
Other Products	18.1	24.0	35.6	45.0
	147.2	145.2	303.9	289.3

Value-added revenue:[1]
Aero/HS Products	$111.8	$88.1	$230.8	$176.5
GE Products	48.8	46.3	98.7	92.0
Automotive Extrusions	15.2	13.6	31.2	26.7
Other Products	9.6	11.8	19.6	21.1
	$185.4	$159.8	$380.3	$316.3

Value-added revenue per pound:
Aero/HS Products	$2.08	$1.96	$2.05	$1.94
GE Products	0.83	0.77	0.81	0.76
Automotive Extrusions	0.92	0.83	0.93	0.82
Other Products	0.53	0.49	0.55	0.47
	$1.26	$1.10	$1.25	$1.09
______________________

[1]	Value-added revenue represents net sales less hedged cost of alloyed metal.
For the quarter ended June 30, 2012, Net sales of fabricated products increased by 2% to $345.2 million, as compared to the quarter ended June 30, 2011, due primarily to a 1% increase in shipments and a slight increase in average realized sales price.

The increase in shipments was comprised of (i) a 19% increase in Aero/HS products shipments primarily due to higher commercial aerospace demand for plate and sheet products, (ii) a 1% increase in Automotive Extrusion shipments as we saw new aluminum automotive extrusion programs using our products ramp up as well as an increase in existing programs due to the increase in North American automotive build rates, offset by (iii) a 2% decrease in GE products shipments reflecting a static industrial economy and (iv) 25% decrease in shipments of Other products primarily to focus on higher value-added products. Average realized third-party sales price increased, reflecting higher value added revenue per pound, offset by lower underlying hedged, alloyed metal prices passed through to customers. Higher value-added revenue per pound reflected a greater percentage of Aero/HS products sold in the quarter ended June 30, 2012 as well as higher value added pricing for certain products.
For the six months ended June 30, 2012, Net sales of fabricated products increased by 7% to $710.6 million, as compared to the six months ended June 30, 2011, due primarily to a 2% increase in average realized sales price and a 5% increase in shipments. The increase in shipments was comprised of (i) a 24% increase in Aero/HS products shipments primarily due to higher commercial aerospace demand for plate and sheet products, (ii) a 3% increase in Automotive Extrusion shipments as we saw new aluminum automotive extrusion programs using our products ramp up as well as an increase in existing programs due to the increase in North American automotive build rates and (iii) a 1% increase in GE products shipments reflecting a static industrial economy, offset by a 21% decrease in shipments of Other products primarily to focus on higher value-added products. Average realized third-party sales price increased, reflecting higher value added revenue per pound, offset by lower underlying hedged, alloyed metal prices passed through to customers. Higher value-added revenue per pound reflected a greater percentage of Aero/HS products sold in the six months ended June 30, 2012 as well as higher value added pricing for certain products.
Operating income in the Fabricated Products segment included several large non-run-rate items in each of the periods presented below, as follows (amounts are in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating income	$45.2	$24.0	$99.2	$51.0
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(1.5)	1.0	0.5	(1.5)
Mark-to-market (losses) gains on derivative instruments	(0.1)	(9.5)	3.0	(5.2)
Workers' compensation cost due to discounting	(0.3)	—	(0.2)	—
Environmental expenses	(0.6)	(0.3)	(0.6)	(0.5)
Operating non-run-rate items	(2.5)	(8.8)	2.7	(7.2)
Operating income excluding non-run-rate items	$47.7	$32.8	$96.5	$58.2
______________________

[1]
We manage our Fabricated Products segment business on a monthly LIFO basis at each plant, but report inventory externally on an annual LIFO basis in accordance with US GAAP on a consolidated basis. This amount represents the conversion from US GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis. This amount was presented on a gross basis separately as LIFO gain (loss) and Metal loss (gain) in our Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2011.

As noted above, operating income excluding identified non-run-rate items for the quarter ended June 30, 2012 was $14.9 million higher than operating income excluding such items for the quarter ended June 30, 2011 due to the impact of higher sales as pricing and mix improved. Operating income excluding identified non-run-rate items for the six months ended June 30, 2012 was $38.3 million higher than operating income excluding such items for the six months ended June 30, 2011 on the impact of higher sales due to higher pricing, volume and mix.
Outlook

We continue to expect robust long-term demand growth for our aerospace and high strength products driven by increasing build rates, larger airframes, and monolithic design. To meet this demand in the near-term, we are currently in the process of expanding heat treat plate capacity at our Spokane, Washington rolling mill which we expect to fully utilize in 2013. In addition, we have designed plans for further capital efficient expansion as market conditions and customer demand require.

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

Demand for our general engineering applications continues to reflect an ongoing, slow economic recovery. Overall, we anticipate strong aerospace and automotive demand to continue in the second half of 2012 and in 2013, with total value added revenue in the second half of 2012 somewhat higher than the comparable period of 2011, but down slightly from the first half of 2012 due to seasonal weakness in all applications. We are well positioned to capitalize on improving demand given the significant organic and acquisition investments we have made to increase capacity, improve efficiency and quality and expand our product offering.
All Other. All Other consists of the Secondary Aluminum business unit and the Corporate and Other business unit. The Secondary Aluminum business unit sells value added products such as ingot and billet produced by Anglesey. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment.
Secondary Aluminum. We own a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Anglesey produces value-added secondary aluminum ingot and billet and sells 49% of its output to us. We in turn sell the secondary aluminum products to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we, in substance, act as an agent in connection with sales of secondary aluminum produced by Anglesey, our sales of such secondary aluminum are presented net of the cost of sales. Accordingly, net sales and operating income in the quarters and six months ended June 30, 2012 and June 30, 2011 were all zero.
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
Corporate and Other. Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items (in millions of dollars):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating expense	$(5.6)	$(9.3)	$(13.4)	$(16.5)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income	3.0	1.5	6.0	3.0
Environmental expense	(0.1)	(2.2)	(0.1)	(2.2)
Workers' compensation benefit due to discounting	(0.1)	—	—	—
Other operating benefits	—	0.3	—	0.3
Operating non-run-rate items	2.8	(0.4)	5.9	1.1
Operating expense excluding non-run-rate item	$(8.4)	$(8.9)	$(19.3)	$(17.6)
Corporate operating expenses excluding non-run-rate items for the quarter ended June 30, 2012 were $0.5 million lower than such expenses for the comparable period in 2011. The decrease primarily reflects lower worker’s compensation expense related to our non-operating locations of $0.9 million due to an insurance recovery during the second quarter of 2012 and changes in estimated claims reserves, partially offset by higher employee incentive compensation expense of $0.3 million.
Corporate operating expenses excluding non-run-rate items for the six months ended June 30, 2012 were $1.7 million higher than such expenses for the comparable period in 2011. The increase primarily reflects higher employee compensation expense of $2.9 million primarily relating to our incentive programs partially offset by lower worker’s compensation expense related to our non-operating locations of $1.3 million due to an insurance recovery during the second quarter of 2012 and changes in estimated claims reserves.

Liquidity and Capital Resources
Summary

The following table summarizes our liquidity at the end of the periods presented (in millions of dollars):

	June 30, 2012	December 31, 2011
Available cash and cash equivalents	$317.8	$49.8
Net borrowing availability on Revolving Credit Facility after borrowings and letters of credit	265.2	251.6
Total liquidity	$583.0	$301.4
The increase in cash and cash equivalents was primarily driven by $218.6 million of net proceeds from the issuance of the Senior Notes and $77.2 million of operating income before non-run-rate items. Cash equivalents consist primarily of money market accounts, investments with an original maturity of three months or less when purchased, and other highly liquid investments. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. We have not experienced losses on our temporary cash investments.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. Short-term restricted cash, which is included in Prepaid expenses and other current assets, totaled $0.9 million at June 30, 2012 and $7.8 million at December 31, 2011. Long-term restricted cash, which is included in Other assets, was $10.1 million at June 30, 2012 and $10.4 million at December 31, 2011. Funds held in a trust account in the amount of $6.9 million were returned to us during the six months ended June 30, 2012.
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) which provides for a committed line of credit to borrow for general corporate purposes (see Note 4 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). There were no borrowings under the Revolving Credit Facility as of June 30, 2012, and as of December 31, 2011.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in millions of dollars):

	Six Months Ended June 30,
	2012	2011
Total cash provided by (used in):
Operating activities:
Fabricated Products	$100.7	$54.5
All Other	(26.0)	(21.6)
Total cash flow from operating activities	$74.7	$32.9
Investing activities:
Fabricated Products	$(17.0)	$(97.3)
All Other	7.0	(0.3)
Total cash flow from investing activities	$(10.0)	$(97.6)
Financing activities:
Fabricated Products	$(4.7)	$(0.6)
All Other	208.0	(10.5)
Total cash flow from financing activities	$203.3	$(11.1)
Operating Activities
     Fabricated Products — For the six months ended June 30, 2012, Fabricated Products segment operating activities provided $100.7 million of cash. Cash provided in the six months ended June 30, 2012 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $109.2 million, a decrease in inventory of $9.4 million and an increase in accounts payables and accrued liabilities of $7.9 million, partially offset by an increase in accounts receivable of $21.7 million.
Fabricated Products segment operating activities provided $54.5 million of cash during the six months ended June 30, 2011. Cash provided in the six months ended June 30, 2011 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $70.6 million and an increase in accounts payable of $24.6 million, partially offset by an increase in accounts receivables of $27.3 million, an increase in inventory of $5.7 million and a decrease in other accrued liabilities of $3.4 million.
     All Other — Cash used in operations in All Other is comprised of (i) cash used in corporate and other activities and (ii) cash flows from Anglesey-related operating activities.
Corporate and other operating activities used $18.9 million and $25.6 million of cash during the six months ended June 30, 2012 and June 30, 2011, respectively. Cash outflow from corporate and other operating activities in the six months ended June 30, 2012 consisted primarily of payments relating to (i) general and administrative costs of $12.9 million, (ii) our short-term incentive program in the amount of $2.4 million and (iii) interest on our Convertible Notes and Revolving Credit Facility of $5.0 million. Cash outflow from corporate and other operating activities in the six months ended June 30, 2011 consisted primarily of payments relating to (i) general and administrative costs of $14.1 million, (ii) annual contributions to the VEBAs totaling $2.2 million, (iii) our short-term incentive program in the amount of $1.9 million, and (iv) interest on our Convertible Notes and Revolving Credit Facility of $4.7 million.
Anglesey-related activities used $7.1 million of cash for the six months ended June 30, 2012, while Anglesey-related activities provided $4.0 million of cash for the six months ended June 30, 2011. Operating cash flows were primarily related to changes in working capital in both periods.
Investing Activities
     Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the six months ended June 30, 2012 was $17.0 million, compared to $97.3 million of cash used during the six months ended June 30, 2011. Cash used during the six months ended June 30, 2012 is primarily related to capital expenditures. Cash used in investing activities during the six months ended June 30, 2011 includes $83.2 million used for the acquisition of our Chandler, Arizona (Extrusion) facility and $14.1 million used for capital expenditures. See “Capital Expenditures and Investments” below for additional information.
     All Other — Cash provided by investing activities for All Other during the six months ended June 30, 2012 was $7.0 million which primarily represents the return of $7.2 million of restricted cash, partially offset by $0.2 million used for capital expenditures. Cash used in investing activities during the six months ended June 30, 2011 in All Other represents the purchase of available for sale securities in connection with our deferred compensation plan.
Financing Activities
     Fabricated Products — Cash used in financing activities for Fabricated Products during the six months ended June 30, 2012 and June 30, 2011 was $4.7 million and $0.6 million, respectively. The cash outflow in both periods are related to the repayment of outstanding principal balance of a promissory note issued in connection with the Company's acquisition of the Florence, Alabama facility.
All Other — Cash provided by financing activities during the six months ended June 30, 2012 was $208.0 million, representing (i) net proceeds of $218.6 million from the issuance of the Senior Notes and (ii) $1.3 million of additional tax benefit upon vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iii) $9.8 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to one half of performance shares and (iv) $2.1 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash used in financing activities during the six months ended June 30, 2011 was $10.5 million, representing $9.4 million of cash dividends paid to our stockholders and holders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to one half of performance shares and $1.1 million of cash used to repurchase our common stock in connection with the vesting of employee restricted stock, restricted stock units and performance shares and payment of related withholding tax obligations.
Sources of Liquidity
We believe our available cash and cash equivalents, borrowing availability under our Revolving Credit Facility, and funds generated from the expected results of operations are our most significant sources of liquidity. We believe these sources will be sufficient to finance our cash requirements, including those associated with our strategic investments and existing expansion plans, for at least the next 12 months. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations and to fund planned capital expenditures will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
Our Revolving Credit Facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.
The table below summarizes recent availability and usage of the Revolving Credit Facility:

	June 30, 2012	July 20, 2012
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	273.9	274.4
Outstanding borrowings under Revolving Credit Facility	—	—
Outstanding letters of credit under Revolving Credit Facility	8.7	8.7
Net remaining borrowing availability	$265.2	$265.7
Borrowing rate (if applicable)	4.0%	4.0%
At June 30, 2012, we were in compliance with all covenants contained in the Revolving Credit Facility. We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would trigger measuring and maintaining a fixed charge coverage ratio.
See Note 4 of Notes to Consolidated Interim Financial Statements of this Report for a description regarding the Revolving Credit Facility; such description is incorporated herein by reference.
Debt
Mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes assuming no early conversions thereof, and the Senior Notes are as follows for each of the periods ending December 31 (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further details of the Convertible Notes and the Senior Note):

		Payments Due by Period
	Total	2012	2013	2014	2015	2016 and Thereafter
Convertible Notes	$202.6	$7.9	$7.9	$7.9	$178.9	$—
Senior Notes	374.0	9.7	18.6	18.6	18.6	308.5
Total	$576.6	$17.6	$26.5	$26.5	$197.5	$308.5
As of June 30, 2012, the Convertible Notes were not convertible. We do not expect the Convertible Notes to be converted by investors prior to the first quarter of 2015 (if at all). See Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for information on the circumstances in which the Convertible Notes will become convertible prior to January 1, 2015.
As of June 30, 2012, we were in compliance with all covenants relating to the Convertible Notes and the Senior Notes, and we do not believe that covenants in the indentures governing the Convertible Notes and the Senior Notes covenants are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months.
See Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further descriptions regarding the Convertible Notes and the Senior Notes; such descriptions are incorporated herein by reference.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program including our organic growth initiatives and value creating acquisitions. Capital spending during the six months ended June 30, 2012 included spending at our Trentwood facility in Spokane, Washington, and other projects spread among most of our manufacturing locations to reduce operating costs, improve product quality, increase capacity and/or enhance operational security. We expect total capital expenditures and investments for the Fabricated Products segment will be in the $40.0 million to $50.0 million range for all of 2012 and will be funded using cash and cash equivalents, including cash generated from operations.
The level of anticipated capital expenditures or acquisition investments may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits therefrom.
Dividends
During the six months ended June 30, 2012 and June 30, 2011, we paid a total of $9.8 million and $9.4 million, or $0.50 and $0.48 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to holders of certain restricted stock units and performance shares.
On July 12, 2012, we announced that our Board of Directors declared a cash dividend of $0.25 per share on our common stock to be paid on August 15, 2012 to stockholders of record at the close of business on July 26, 2012.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition, anticipated cash requirements and ability to satisfy conditions contained in our Revolving Credit Facility and the Senior Notes. We can give no assurance that dividends will be declared and paid in the future.
Repurchases of Common Stock
Our Board of Directors approved a program for the repurchase of up to $75.0 million of our common shares to occur in open-market or privately negotiated transactions, at such times and prices as management deems appropriate, to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. As of June 30, 2012, $46.9 million remained available under this repurchase authorization. The indenture governing our Senior Notes and our Revolving Credit Facility place limitations on, among other things, our ability to repurchase common stock. For additional information, see Note 3 and Note 4 to Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report.
During the first quarter of 2010, in connection with the issuance of the Convertible Notes, and pursuant to a separate authorization from our Board of Directors, we repurchased approximately 1.2 million shares of our outstanding common stock for $44.2 million, in privately negotiated, off-market transactions.
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by us on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During the six months ended June 30, 2012, we withheld 45,128 shares of common stock to satisfy employee tax withholding obligations; none of such shares were withheld in the quarter ended June 30, 2012. The withholding of common shares by us could be deemed a purchase of the common shares.
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
We submitted a draft feasibility study to the Washington State Department of Ecology on September 8, 2010 which included recommendations for a range of remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington. During the first half of 2011, we continued to work with the Washington State Department of Ecology to revise the draft feasibility study and to determine viable remedial approaches. As of June 30, 2012, no agreement with the Washington State Department of Ecology had been reached on the final remediation approach. The draft feasibility study is still subject to further reviews and regulatory approvals before a final consent decree is issued. We expect the consent decree to be issued in the latter part of 2012.
At June 30, 2012, our environmental accrual of $22.0 million represented the low end of the range of incremental cost estimates based on proposed alternatives in the draft feasibility study relating to our Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by us. We expect that these remediation actions will be taken over the next 30 years and estimate that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $0.6 million in 2012, $3.9 million in 2013, $1.8 million in 2014, $0.8 million in 2015, $0.6 million in 2016 and $14.3 million in years thereafter through the balance of the 30-year period.
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

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements

In May 2012, we issued $225.0 million principal amount of Senior Notes. See "Liquidity and Capital Resources - Debt" above for contractual principal and interest payments in future years.
During the six months ended June 30, 2012, we granted additional stock-based awards to certain members of management and our non-employee directors, under our stock-based long term incentive plan (see Note 8 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
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
Total fabricated products shipments during the six months ended June 30, 2012 and June 30, 2011 for which we had price risk were (in millions of pounds) 91.5 and 61.1, respectively. At June 30, 2012, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2012, 2013 and 2014 and thereafter totaling approximately (in millions of pounds) 84.8, 8.3, and 1.6, respectively.
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
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmbtu) impacts our annual operating costs by approximately $4.1 million. We estimate that the energy price risk from fluctuations in electricity prices, net of the impact of our electricity-related hedging agreements, would not likely have a material effect on our annual operating costs.
We, from time to time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of June 30, 2012, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 83%, 68% and 36% of the expected natural gas purchases for the remainder of 2012, 2013 and 2014, respectively.
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
Item 1A. Risk Factors.
Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for information concerning risk factors. In connection with the issuance of our 8.250% Senior Notes due June 1, 2020 (the "Senior Notes"), certain of the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have changed.
The following risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have changed and are amended in their entirety below:

•	“Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity”

•	“Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt”

•	“We depend on our subsidiaries for cash to meet our obligations and pay any dividends”
Further, the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have expanded to include the following additional risk factor as set forth below:

•	“New derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities”
Amended Risk Factors
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
Our revolving credit facility and the indenture governing our Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries' ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
However, while the indenture governing the Senior Notes places limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, and make loans and investments, these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made in compliance with these limitations could be substantial. In addition, the restrictive covenants in our revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them. You should read our more detailed descriptions of our revolving credit facility and the indenture governing our Senior Notes in our filings with the Securities and Exchange Commission, as well as the documents themselves, for further information about these covenants.
A breach of the covenants or restrictions under the indenture governing the Senior Notes or under our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our revolving credit facility could permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.
In addition, a payment default, including an acceleration following an event of default, under our revolving credit facility or under our indentures for our cash convertible senior notes and our Senior Notes, could each trigger an event of default under the other debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or refinance our debt obligations, including the Senior Notes and our cash convertible senior notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the Senior Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our revolving credit facility and the indenture governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
We are a holding company and depend on our subsidiaries for cash to meet our obligations and pay any dividends.
We are a holding company and conduct all of our operations through our subsidiaries, certain of which are not guarantors of our Senior Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the Senior Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes or other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Senior Notes or other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Senior Notes. Each of our subsidiaries is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While our revolving credit facility and the indenture governing the Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Senior Notes.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
New Risk Factor
New derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.
We use over-the-counter (“OTC”) derivatives products to hedge our risks relating to primary aluminum prices, energy prices, metal commodity risks and, to a lesser extent, foreign currency. Recent legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. Final regulations pursuant to this legislation defining which companies will be subject to the legislation have not yet been adopted. If future regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
4.1
Indenture, dated May 23, 2012, by and among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 24, 2012, File No. 000-52105).

4.2	Form of 8.250% Senior Note due 2020 (included in Exhibit 4.1).

4.3
Registration Rights Agreement, dated May 23, 2012, by and among the Kaiser Aluminum Corporation, each of the guarantors signatory thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed by the Company on May 24, 2012, File No. 000-52105).

*10.1	Non-exclusive consulting agreement, dated May 1, 2012, between the Company and James E. McAuliffe, Jr.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*+ 101.INS	XBRL Instance

*+ 101.SCH	XBRL Taxonomy Extension Schema

*+ 101.CAL	XBRL Taxonomy Extension Calculation

*+ 101.DEF	XBRL Taxonomy Extension Definition

*+ 101.LAB	XBRL Taxonomy Extension Label

*+ 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 26, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
4.1
Indenture, dated May 23, 2012, by and among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 24, 2012, File No. 000-52105).

4.2	Form of 8.250% Senior Note due 2020 (included in Exhibit 4.1).

4.3
Registration Rights Agreement, dated May 23, 2012, by and among the Kaiser Aluminum Corporation, each of the guarantors signatory thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed by the Company on May 24, 2012, File No. 000-52105).

*10.1	Non-exclusive consulting agreement, dated May 1, 2012, between the Company and James E. McAuliffe, Jr.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*+ 101.INS	XBRL Instance

*+ 101.SCH	XBRL Taxonomy Extension Schema

*+101.CAL	XBRL Taxonomy Extension Calculation

*+ 101.DEF	XBRL Taxonomy Extension Definition

*+ 101.LAB	XBRL Taxonomy Extension Label

*+ 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+
As provided in Rule 406T of Regulation S-T, XBRL information is furnished but deemed not filed for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.