Form 10-Q
period 2012-09-30
KAISER ALUMINUM CORP
filed 2012-10-25
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 19, 2012, there were 19,313,235 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$255.6	$49.8
Short-term investments	79.9	—
Receivables:
Trade, less allowance for doubtful receivables of $0.7 at September 30, 2012 and $0.9 December 31, 2011	156.4	98.9
Other	1.7	1.2
Inventories	189.0	205.7
Prepaid expenses and other current assets	73.1	78.9
Total current assets	755.7	434.5
Property, plant, and equipment – net	374.7	367.8
Net asset in respect of VEBA	266.9	144.7
Deferred tax assets – net	139.7	226.9
Intangible assets – net	35.9	37.2
Goodwill	37.2	37.2
Other assets	84.2	72.3
Total	$1,694.3	$1,320.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66.0	$62.2
Accrued salaries, wages, and related expenses	35.5	30.9
Other accrued liabilities	41.9	41.0
Payable to affiliate	14.0	14.4
Long-term debt-current portion	—	1.3
Total current liabilities	157.4	149.8
Net liability in respect of VEBA	19.9	20.6
Long-term liabilities	128.3	126.0
Long-term debt	378.4	151.4
Total liabilities	684.0	447.8
Commitments and contingencies – Note 9
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both September 30, 2012 and December 31, 2011; no shares were issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both September 30, 2012 and at December 31, 2011; 19,313,235 shares issued and outstanding at September 30, 2012 and 19,253,185 shares issued and outstanding at December 31, 2011	0.2	0.2
Additional paid in capital	1,017.0	998.4
Retained earnings	146.9	84.4
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, none at September 30, 2012 and 2,202,495 shares at December 31, 2011	—	(52.9)
Treasury stock, at cost, 1,724,606 shares at September 30, 2012 and December 31, 2011	(72.3)	(72.3)
Accumulated other comprehensive loss	(81.5)	(85.0)
Total stockholders’ equity	1,010.3	872.8
Total	$1,694.3	$1,320.6

The accompanying notes to consolidated financial statements are an integral part of these statements.
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$335.5	$322.3	$1,046.1	$983.7
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization	256.6	297.7	836.1	878.6
Restructuring benefits	—	(0.3)	—	(0.3)
Depreciation and amortization	6.7	6.2	19.6	18.9
Selling, administrative, research and development, and general	16.0	13.7	48.3	47.3
Other operating charges (benefits), net	—	0.1	0.1	(0.2)
Total costs and expenses	279.3	317.4	904.1	944.3
Operating income	56.2	4.9	142.0	39.4
Other (expense) income:
Interest expense	(9.2)	(4.3)	(19.8)	(13.2)
Other income, net	0.4	3.9	2.2	2.2
Income before income taxes	47.4	4.5	124.4	28.4
Income tax provision	(18.2)	(0.4)	(47.7)	(9.4)
Net income	$29.2	$4.1	$76.7	$19.0
Earnings per common share, Basic:
Net income per share	$1.52	$0.21	$4.01	$1.00
Earnings per common share, Diluted:
Net income per share	$1.51	$0.21	$3.98	$0.99
Weighted-average number of common shares outstanding (in thousands):
Basic	19,154	18,999	19,104	18,971
Diluted	19,288	19,197	19,240	19,171

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In millions of dollars)
Net income	$29.2	$4.1	$76.7	$19.0
Other comprehensive income:
Reclassification adjustments relating to VEBAs:
Amortization of net actuarial loss	0.8	0.1	2.3	0.4
Amortization of prior service cost	1.0	1.0	3.1	3.1
Unrealized gain (loss) on available for sale securities	0.3	(0.3)	0.6	(0.3)
Foreign currency translation adjustment	(0.5)	0.8	(0.4)	0.5
Other comprehensive income, before tax	1.6	1.6	5.6	3.7
Income tax expense related to items of other comprehensive income	(0.7)	(0.5)	(2.1)	(1.4)
Other comprehensive income, net of tax	0.9	1.1	3.5	2.3
Comprehensive income	$30.1	$5.2	$80.2	$21.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Common Stock Owned by Union VEBA Subject to Transfer Restriction	Treasury Stock	Accumulated Other Comprehensive Loss	Total
				(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2011	19,253,185	$0.2	$998.4	$84.4	$(52.9)	$(72.3)	$(85.0)	$872.8
Net income	—	—	—	76.7	—	—	—	76.7
Other comprehensive income, net of tax	—	—	—	—	—	—	3.5	3.5
Release of restriction on Union VEBA shares, net of tax of $41.6	—	—	14.1	—	52.9	—	—	67.0
Issuance of non-vested shares to employees	92,949	—	—	—	—	—	—	—
Issuance of common shares to directors	3,930	—	0.2	—	—	—	—	0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	11,327	—	—	—	—	—	—	—
Cancellation of employee non-vested shares	(2,355)	—	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(45,801)	—	(2.2)	—	—	—	—	(2.2)
Cash dividends on common stock ($0.75 per share)	—	—	—	(14.7)	—	—	—	(14.7)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.3	—	—	—	—	1.3
Amortization of unearned equity compensation	—	—	5.2	—	—	—	—	5.2
Dividends on unvested equity awards that canceled	—	—	—	0.5	—	—	—	0.5
BALANCE, September 30, 2012	19,313,235	$0.2	$1,017.0	$146.9	$—	$(72.3)	$(81.5)	$1,010.3

The accompanying notes to consolidated financial statements are an integral part of these statements.
KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited) (In millions of dollars)
Cash flows from operating activities:
Net income	$76.7	$19.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	18.3	17.3
Amortization of definite-lived intangible assets	1.3	1.6
Amortization of debt discount and debt issuance costs	7.2	5.6
Deferred income taxes	44.8	10.0
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(1.3)	—
Non-cash equity compensation	5.4	4.0
Net non-cash LIFO (benefit) charge	(13.5)	12.8
Non-cash unrealized (gains) losses on derivative positions	(16.4)	19.8
Amortization of option premiums paid (received)	0.3	(0.9)
Losses on disposition of property, plant and equipment	—	0.1
Non-cash net periodic pension benefit income	(8.9)	(4.5)
Other non-cash charges	1.1	0.1
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(58.0)	(39.2)
Inventories (excluding LIFO benefit/charge)	30.2	(33.3)
Prepaid expenses and other current assets	1.7	(2.0)
Accounts payable	4.4	12.5
Accrued liabilities	15.7	0.3
Payable to affiliate	(0.4)	3.3
Long-term assets and liabilities, net	(1.9)	(5.7)
Net cash provided by operating activities	106.7	20.8
Cash flows from investing activities:
Capital expenditures	(25.7)	(22.9)
Purchase of available for sale securities	(80.0)	(0.2)
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	—	(83.2)
Change in restricted cash	6.8	(1.1)
Net cash used in investing activities	(98.9)	(107.4)
Cash flows from financing activities:
Repayment of capital lease	(0.1)	(0.1)
Proceeds from issuance of senior notes	225.0	—
Cash paid for financing costs	(6.6)	(2.1)
Repayment of promissory notes	(4.7)	(8.0)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	1.3	—
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(2.2)	(1.1)
Cash dividend paid to stockholders	(14.7)	(14.1)
Net cash provided by (used in) financing activities	198.0	(25.4)
Net increase (decrease) in cash and cash equivalents during the period	205.8	(112.0)
Cash and cash equivalents at beginning of period	49.8	135.6
Cash and cash equivalents at end of period	$255.6	$23.6
See Note 14 for supplemental cash flow information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

1. Summary of Significant Accounting Policies
This Quarterly Report on Form 10-Q (this "Report") should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and our Current Reports on Form 8-K filed on May 14, 2012 (second report filed) and July 23, 2012 (two reports).
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
The Company has suspended the use of the equity method of accounting with respect to its 49% non-controlling interest in Anglesey Aluminium Limited ("Anglesey"). As a result, the Company did not record equity in income from Anglesey for any of the periods presented herein. The carrying amount of the Company’s investment in Anglesey was zero at both September 30, 2012 and December 31, 2011. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey during the next 12 months. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on our investment in Anglesey and the suspension of equity method of accounting with respect to our ownership in Anglesey.
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
The Company also grants performance-based awards to executive officers and other key employees. These awards are subject to performance requirements pertaining to the Company’s economic value added (“EVA”) performance, measured over specified 3 year performance periods. EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, as defined in the Company’s annual long-term incentive (“LTI”) programs. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified 3-year performance periods. The fair value of performance-based awards is measured based on the most probable outcome of the performance condition, which is estimated quarterly using the Company’s forecast and actual results. The Company expenses the fair value, after assuming an estimated forfeiture rate, over the specified 3-year performance periods on a ratable basis (see Note 8).
Available for Sale Securities. The Company accounts for investments in certain marketable debt and equity securities as available for sale securities. Such securities are recorded at fair value (see “Fair Values of Financial Assets and Liabilities - Available for Sale Securities” in Note 11), with net unrealized gains and losses, net of income taxes, reflected in other comprehensive earnings as a component of Stockholders' equity. The Company's available for sale securities include securities invested in various investment funds and managed by a third-party trust in connection with the Company's deferred compensation program (see Note 7) as well as short-term commercial paper. Commercial paper with an original maturity of less than 90 days is classified as Cash and cash equivalents (see Note 2). Commercial paper with an original maturity of greater than 90 days is presented as Short-term investments on the Consolidated Balance Sheets. Securities invested in various investment funds are included in Other assets (see Note 2).
     Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO benefits of approximately $5.7 and $7.1 during the quarters ended September 30, 2012 and September 30, 2011, respectively. The Company recorded net non-cash LIFO (benefits) charges of approximately $(13.5) and $12.8 during the nine months ended September 30, 2012 and September 30, 2011, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. The excess of current cost over the stated LIFO value of inventory at September 30, 2012 and December 31, 2011 was $15.8 and $29.4, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at September 30, 2012 and December 31, 2011 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.3 and $0.4 during the quarters ended September 30, 2012 and September 30, 2011, respectively. The amount of interest expense capitalized as construction in progress was $1.4 and $0.8 during the nine months ended September 30, 2012 and September 30, 2011, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended September 30, 2012 and September 30, 2011, the Company recorded depreciation expense of $6.1 and $5.6, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. For the nine months ended September 30, 2012 and September 30, 2011, the Company recorded depreciation expense of $17.9 and $17.0, respectively, relating to the Company's operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded relating to the Company’s Corporate and Other business unit for all periods presented in this Report.
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
Conditional Asset Retirement Obligations (“CAROs”). The Company has CAROs at several of its fabricated products facilities. The vast majority of such CAROs consist of incremental costs that would be associated with the removal and disposal of asbestos (all of which is believed to be fully contained and encapsulated within walls, floors, roofs, ceilings or piping) at certain of the Company's older facilities if such facilities were to undergo major renovation or be demolished. The Company estimates incremental costs for special handling, removal and disposal costs of materials that may or will give rise to CAROs and then discounts the expected costs back to the current year using a credit-adjusted, risk-free rate. The Company recognizes liabilities and costs for CAROs even if it is unclear when or if CAROs will be triggered. When it is unclear when or if CAROs will be triggered, the Company uses probability weighting for possible timing scenarios to determine the probability-weighted amounts that should be recognized in the Company's consolidated financial statements (see Note 11).
     Self Insurance of Employee Health and Workers’ Compensation Liabilities. The Company is primarily self-insured for group health insurance and workers’ compensation benefits provided to employees. Self insurance liabilities are estimated for claims incurred-but-not-paid based on judgment, using the Company’s historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and other professionals. The Company accounts for accrued liability relating to workers’ compensation claims on a discounted basis. The undiscounted workers’ compensation liabilities were $24.2 and $24.3 and discount rates of 0.75% and 1.00% were used to estimate discounted liabilities at September 30, 2012 and December 31, 2011, respectively. The accrued liability for health insurance and workers’ compensation claims is included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
Environmental Contingencies. With respect to environmental loss contingencies, the Company records a loss contingency whenever a contingency is probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are generally recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold, excluding depreciation and amortization on the Statements of Consolidated Income. Environmental expense relating to non-operating locations is included in Selling, administrative, research and development, and general on the Statements of Consolidated Income.
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
The Company recognizes all derivative instruments as assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value by “marking-to-market” all of its hedging positions at each period-end (see Note 11). Because the Company does not meet the documentation requirements for hedge (deferral) accounting, unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase in Cost of products sold, excluding depreciation and amortization. Unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense), net (see Note 15). See Note 10 for additional information about realized and unrealized gains and losses relating to the Company’s derivative financial instruments.
Fair Value Measurement. The Company applies the provisions of Accounting Standards Update (“ASU”) Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of its derivative contracts, plan assets invested by certain of the Company's employee benefit plans and its cash convertible senior notes (see Note 11).
Earnings per Share. Basic earnings per share is computed by dividing earnings by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. Any shares that were owned by a voluntary employee's beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that were subject to transfer restrictions, while treated on the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders' equity), are included in the computation of basic weighted-average number of common shares outstanding because such shares were irrevocably issued and have full dividend and voting rights. Diluted earnings per share is calculated under the treasury stock method (see Note 12).
     Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, electricity and natural gas derivative contracts, certain cash-settled call options that the Company purchased in March 2010 (the “Call Options”) (see Note 3), short term investments, and arrangements related to the Company’s cash equivalents. If the market value of the Company’s net commodity and currency derivative positions with certain counterparties exceeds the applicable threshold, if any, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to transfer cash collateral below the threshold to certain counterparties. At both September 30, 2012 and December 31, 2011, the Company had no margin deposits with or from its counterparties.
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
The Company places its cash in bank deposits, commercial paper, and money market funds. Such money market funds are with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, U.S. government notes and government agency notes.
     New Accounting Pronouncements.
ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), was issued in May 2011. This ASU represents the converged guidance of the Financial Accounting Standards Board and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The provisions in this ASU are to be applied prospectively. For public entities, this ASU became effective for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 during the interim period ending March 31, 2012. The adoption of this ASU did not have a material impact on the consolidated financial statements.
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

ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.
("ASU 2012-02"), was issued in July 2012. This ASU states that an entity has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. An entity is required to adopt ASU 2012-02 for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of ASU 2012-02 to have any impact on its financial statements.

2. Supplemental Balance Sheet Information

	September 30, 2012	December 31, 2011
Cash and cash equivalents.
Cash and money market funds	$135.4	$49.8
Commercial paper	120.2	—
Total	$255.6	$49.8

Trade Receivables.
Billed trade receivables	$150.5	$98.9
Unbilled trade receivables – Note 1	6.6	0.9
Trade receivables, gross	157.1	99.8
Allowance for doubtful receivables	(0.7)	(0.9)
Trade receivables, net	$156.4	$98.9

Inventories.
Finished products	$60.4	$75.9
Work-in-process	66.0	57.5
Raw materials	46.3	58.1
Operating supplies and repair and maintenance parts	16.3	14.2
Total	$189.0	$205.7

Prepaid Expenses and Other Current Assets.
Current derivative assets – Notes 10 and 11	$2.6	$—
Current deferred tax assets	63.0	63.0
Current portion of option premiums paid – Notes 10 and 11	0.2	0.4
Short-term restricted cash	1.3	7.8
Prepaid taxes	1.4	3.8
Prepaid expenses	4.6	3.9
Total	$73.1	$78.9

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Property, Plant and Equipment - Net.
Land and improvements	$22.6	$22.6
Buildings and leasehold improvements	50.5	45.9
Machinery and equipment	391.6	356.7
Construction in progress	9.8	24.1
Active property, plant and equipment, gross	474.5	449.3
Accumulated depreciation	(105.2)	(86.9)
Active property, plant and equipment, net	369.3	362.4
Idled equipment	5.4	5.4
Total	$374.7	$367.8

Other Assets.
Derivative assets – Notes 10 and 11	$52.9	$46.2
Option premiums paid – Notes 10 and 11	—	0.1
Restricted cash	10.1	10.4
Long-term income tax receivable	2.9	2.8
Deferred financing costs	12.5	7.8
Available for sale securities	5.7	4.9
Other	0.1	0.1
Total	$84.2	$72.3

Other Accrued Liabilities.
Current derivative liabilities – Notes 10 and 11	$4.0	$14.8
Current portion of option premiums received – Notes 10 and 11	0.1	0.1
Accrued book overdraft (uncleared cash disbursement)	4.0	—
Taxes payable	4.5	2.6
Accrued freight	2.3	2.4
Short-term environmental accrual – Note 9	2.3	1.2
Accrued interest	10.7	2.3
Short-term deferred revenue – Note 1	9.2	13.5
Other	4.8	4.1
Total	$41.9	$41.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Long-term Liabilities.
Derivative liabilities – Notes 10 and 11	$59.2	$55.5
Option premiums received – Notes 10 and 11	—	0.1
Income tax liabilities	14.6	13.4
Workers’ compensation accruals	20.8	20.8
Long-term environmental accrual – Note 9	19.6	20.8
Long-term asset retirement obligations	3.9	3.8
Long-term deferred revenue – Note 1	0.8	3.3
Deferred compensation liability	5.9	5.1
Other long-term liabilities	3.5	3.2
Total	$128.3	$126.0

3. Long-Term Debt

Senior Notes

On May 23, 2012, the Company issued $225.0 principal amount of 8.250% Senior Notes at par due June 1, 2020 (the “Senior Notes”). Transaction fees of $6.6 were capitalized as deferred financing costs and will be amortized on a straight-line basis over the term of the Senior Notes.

The Senior Notes are unsecured obligations and are guaranteed by existing and future direct and indirect subsidiaries of the Company that are borrowers or guarantors under the Company's revolving credit facility, as amended and replaced. The indenture governing the Senior Notes places limitations on the ability of the Company and certain of its subsidiaries to, among other things, incur liens, consolidate, merge or sell all or substantially all of the Company's and certain of its subsidiaries' assets, incur or guarantee additional indebtedness, prepay, redeem or repurchase certain indebtedness, make loans and investments, enter into transactions with affiliates, pay dividends and repurchase shares.

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

Holders of the Senior Notes have the right to require the Company to repurchase the Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest following a change of control. A change of control includes (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) certain changes in the composition of the Board of Directors of the Company, and (iv) shareholders' approval of any plan or proposal for the liquidation or dissolution of the Company. The Company may also be required to offer to repurchase the Senior Notes at a price of par with the proceeds of certain asset sales.
See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 11 for information relating to the estimated fair value of the Senior Notes.

Cash Convertible Senior Notes

Indenture. In March 2010, the Company issued $175.0 principal amount of 4.5% Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”). The Convertible Notes are unsecured obligations of the Company. The Company accounts for the cash conversion feature of the Convertible Notes (the “Bifurcated Conversion Feature”) as a separate derivative instrument with the fair value on the issuance date equaling the original issue discount for purposes of accounting for the debt component of the Convertible Notes. Additionally, the initial purchasers' discounts and transaction fees of $5.9 were capitalized as deferred financing costs.
The following tables provide additional information regarding the Convertible Notes:

	September 30, 2012	December 31, 2011
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(21.6)	(27.0)
Carrying amount, net of discount	$153.4	$148.0

See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 11 for information relating to the estimated fair value of the Convertible Notes.

Holders may convert their Convertible Notes at any time on or after January 1, 2015. The Convertible Notes' conversion rate is subject to adjustment based on the occurrence of certain events, including, but not limited to, (i) the payment of quarterly cash dividends on the Company's common stock in excess of $0.24 per share, (ii) certain other stock or cash dividends, (iii) the issuance of certain rights, options or warrants, (iv) the effectuation of share splits or combinations, (v) certain distributions of property, and (vi) certain issuer tender or exchange offers. As of September 30, 2012, the conversion rate was 20.7076 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price was approximately $48.29 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.

Holders of the Convertible Notes can require the Company to repurchase the Convertible Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest following a fundamental change. Fundamental changes include, but are not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) shareholders' approval of any plan or proposal for the liquidation or dissolution of the Company, and (iv) failure of the Company's common stock to be listed on certain stock exchanges. Additionally, holders may convert their Convertible Notes before January 1, 2015, only in certain limited circumstances determined by (i) the trading price of the Convertible Notes, (ii) the occurrence of specified corporate events, or (iii) the market price of the Company's common stock. For example, the Convertible Notes may be converted by one or more holders if the Company's closing stock price exceeds $62.78 per share for 20 trading days during a period of 30 consecutive trading days ending on the last trading day of a calendar quarter. The Company believes in this circumstance the market value of the Convertible Notes will exceed their value if converted, making such an early conversion unlikely. No fundamental changes or circumstances that could allow early conversion existed as of September 30, 2012. The Convertible Notes are not convertible into the Company's common stock or any other securities under any circumstances, but instead will be settled in cash.

Convertible Note Hedge Transactions. In March 2010, the Company purchased Call Options that have an exercise price equal to the conversion price of the Convertible Notes and an expiration date that is the same as the maturity or earlier conversion date of the Convertible Notes. The Call Options and the Convertible Notes have substantially similar anti-dilution adjustment provisions. At September 30, 2012, the Call Options' exercise price was $48.29 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share. The Call Options are settled in cash. Accordingly, if the Company exercises the Call Options, the aggregate amount of cash it would receive from the counterparties to the Call Options would equal the aggregate amount of cash that the Company would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof.

In March 2010, the Company also sold net-share-settled warrants (the “Warrants”) relating to approximately 3.6 million shares of the Company's common stock. The Warrants cannot be exercised prior to the expiration date of July 1, 2015 and are subject to certain anti-dilution adjustments. At September 30, 2012, the Warrants' exercise price was $61.32 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share. At expiration, if the market price per share of the Company's common stock exceeds the exercise price of the Warrants, the Company will be obligated to issue shares of the Company's common stock having a value equal to such excess. The Warrants meet the definition of derivatives but are not subject to fair value accounting because they are indexed to the Company's common stock and meet the requirement to be classified as equity instruments.
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
The Company had $264.8 of borrowing availability under the Revolving Credit Facility at September 30, 2012, based on the borrowing base determination then in effect. At September 30, 2012, there were no borrowings under the Revolving Credit Facility and $6.7 was being used to support outstanding letters of credit, leaving $258.1 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at September 30, 2012.
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

5. Goodwill and Intangible Assets

The Company had goodwill of $37.2 at both September 30, 2012 and December 31, 2011. Such goodwill is related to the Company's acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility and is included in the Fabricated Products segment.
Identifiable intangible assets at September 30, 2012 and December 31, 2011 are comprised of the following:
September 30, 2012:

	Weighted- average estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	25	$38.5	$(2.8)	$35.7
Backlog	2	0.8	(0.8)	—
Trademark and trade name	3	0.4	(0.2)	0.2
Total	24	$39.7	$(3.8)	$35.9
December 31, 2011:

	Weighted-average estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	25	$38.5	$(1.7)	$36.8
Backlog	2	0.8	(0.7)	0.1
Trademark and trade name	3	0.4	(0.1)	0.3
Total	24	$39.7	$(2.5)	$37.2
Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $0.4 and $1.3 for the quarter and nine months ended September 30, 2012, respectively. Amortization expense was $0.5 and $1.6 for the quarter and nine months ended September 30, 2011, respectively. The expected amortization of intangible assets for the remainder of 2012 and the next four calendar years and thereafter is as follows:

2012	$0.5
2013	1.7
2014	1.6
2015	1.6
2016	1.6
Thereafter	28.9
Total	$35.9

6. Income Tax Matters
Tax Provision. The provision for incomes taxes, for each period presented, consisted of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Domestic	$17.7	$1.6	$45.8	$9.5
Foreign	0.5	(1.2)	1.9	(0.1)
Total	$18.2	$0.4	$47.7	$9.4
The income tax provision for the nine months ended September 30, 2012 and September 30, 2011 was $47.7 and $9.4, reflecting an effective tax rate of 38.4% and 33.2%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2012 was primarily the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.7, resulting in a 0.6% increase in the effective tax rate. The difference between the effective tax rate and the projected blended statutory tax rate for the nine months ended September 30, 2011 was primarily the result of (i) a decrease in valuation allowance due to a change in tax law in the State of Illinois of $0.8, resulting in a 2.9% decrease in the effective tax rate, (ii) a decrease in unrecognized tax benefits, including interest and penalties, of $0.4, resulting in a 1.6% decrease in the effective tax rate, and (iii) a decrease of $0.2 related to a return to provision adjustment, resulting in a 0.8% decrease to the effective tax rate, partially offset by the impact of a non-deductible compensation expense of $0.2, resulting in a 0.5% increase in effective tax rate.
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
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, primarily including state NOLs sustained during the prior years and expiring tax benefits, the Company had a valuation allowance against its deferred tax assets of $18.8 at both September 30, 2012 and December 31, 2011. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. Net deferred tax asset decreased during the nine months ended September 30, 2012 as a result of release of restriction on shares owned by the Union VEBA (see Note 7) and the expected utilization of the NOL against current year taxable income.
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
The Company has gross unrecognized benefits relating to uncertain tax positions. If and when such gross unrecognized tax benefits are ultimately recognized, it will be reflected in the Company’s income tax provision and affect the effective tax rate in future periods. Gross unrecognized tax benefits were $14.3 and $13.7 at September 30, 2012 and December 31, 2011, respectively.
In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision. The Company had $7.4 and $6.6 accrued at September 30, 2012 and December 31, 2011, respectively, for interest and penalties. Of these amounts, none were recorded as current liabilities.
In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, the Company incurred a foreign currency translation adjustment. During the nine months ended September 30, 2012, the foreign currency impact on such liabilities resulted in a $0.5 currency translation adjustment which was recorded within Other comprehensive income.
The Company does not expect its gross unrecognized tax benefits to be reduced within the next 12 months.

7. Employee Benefits
     Pension and Similar Benefit Plans. Pensions and similar plans include:

•
Monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee to the appropriate multi-employer pension plans sponsored by the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC (“USW”) and International Association of Machinists and certain other unions at certain of the Company’s production facilities, except that (i) the monthly contributions per hour worked by each bargaining unit employee to a pension plan sponsored by the USW at the Company’s Newark, Ohio and Spokane, Washington facilities are (in whole dollars) $1.25 and will increase to (in whole dollars) $1.50 in July 2015 and (ii) the monthly contributions to a pension plan sponsored by the USW at the Florence, Alabama facility are (in whole dollars) $1.25 per hour worked by each bargaining unit employee. The Company currently estimates that contributions will range from $2.0 to $4.0 per year through 2015.

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

•
A non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan, as a result of the limitations imposed by the Internal Revenue Code. Despite the plan being an unfunded plan, the Company in prior years has made an annual contribution to a rabbi trust to fulfill future funding obligations, as contemplated by the terms of the plan. The assets in the trust are at all times subject to the claims of the Company’s general creditors, and no participant has a claim to any assets of the trust. Plan participants are eligible to receive distributions from the trust subject to vesting and other eligibility requirements. Assets in the rabbi trust relating to the deferred compensation plan are accounted for as available for sale securities and are included as Other assets on the Consolidated Balance Sheets (see Note 2). Liabilities relating to the deferred compensation plan are included on the Consolidated Balance Sheets as Long-term liabilities (see Note 2).

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
The Company's only financial obligations to the VEBAs are (i) a variable cash contribution payable to the VEBAs based upon a formula driven calculation and (ii) an obligation to pay the administrative expenses of the VEBAs, up to $0.3 per year. The obligation to the Union VEBA with respect to the variable cash contribution extends through September 30, 2017, while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs pursuant to the Company's obligation is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such payments may not exceed $20.0 per year and do not carryover to future years. Payments are also limited to the extent that such payments would cause the Company's liquidity to be less than $50.0. The amount of total contribution, if any, is allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively.
Amounts owing by the Company to the VEBAs are recorded on the Company's Consolidated Balance Sheets under Other accrued liabilities, with a corresponding increase in Net assets in respect of VEBAs. Such amounts are determined and paid on an annual basis. As of December 31, 2011, the Company determined that the variable contribution for 2011 was zero, as investments, capital spending, and interest exceeded earnings before interest expense, provision for income taxes, and depreciation and amortization.
The Company has no claim to the plan assets of the VEBAs or obligation to fund the liability or determine the benefits paid by the VEBAs, and its only financial obligations to the VEBAs are to pay the variable contributions and certain administrative fees. Nevertheless, based on discussions with the staff of the SEC, for accounting purposes the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company's related variable contribution as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, the Company accounts for net periodic postretirement benefit costs in accordance with Accounting Standards Codification Topic 715, Compensation - Retirement Benefits, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company's consolidated financial statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the VEBAs on an annual basis. The funding status of either VEBA could result in a liability or asset position on the Company's Consolidated Balance Sheets, however such liability or asset has no impact on the Company's cash flow, liquidity or funding obligation to the VEBAs.
In 2006, the Union VEBA received shares of the Company's common stock and entered into a stock transfer restriction agreement with the Company that limited its ability to sell such shares without the approval of the Company's Board of Directors. In June 2012, the Company's Board of Directors removed the transfer restrictions on all such shares that continued to be owned by the Union VEBA. During periods when the Union VEBA's shares were subject to the stock transfer restrictions, the Company treated such shares as being similar to treasury stock (i.e. as a reduction of Stockholders' equity) on its Consolidated Balance Sheet.
The following table presents the number of shares on which stock transfer restrictions were removed during the nine months ended September 30, 2012 and September 30, 2011 and the resulting effect on the Consolidated Balance Sheets:

	Nine Months Ended
	September 30,
	2012	2011
Common stock held by Union VEBA which ceased to be subject to transfer restrictions	2,202,495	1,321,485
Increase in Union VEBA assets [1]	$108.6	$65.5
Reduction in Common stock owned by Union VEBA [2]	$(52.9)	$(31.7)
Increase in Additional paid in capital	$(14.1)	$(9.1)
Decrease in Deferred tax assets	$(41.6)	$(24.7)
________________________

[1]
At a weighted-average price of $49.31 per share for the nine months ended September 30, 2012 and a weighted-average price of $49.58 per share realized by the Union VEBA for the nine months ended September 30, 2011.

2     At $24.02 per share reorganization value.
Components of Net Periodic Pension Benefit (Income) Cost. The Company's results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic pension benefit cost related to the Canadian defined benefit plan was not material for the quarters and nine months ended September 30, 2012 and September 30, 2011. The following table presents the components of net periodic pension benefit income for the VEBAs and charges relating to all other employee benefit plans for the quarter and nine months ended September 30, 2012 and September 30, 2011:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
VEBAs:
Service cost	$0.9	$0.6	$2.6	$1.7
Interest cost	4.4	4.4	13.4	13.1
Expected return on plan assets	(10.0)	(7.6)	(30.3)	(22.8)
Amortization of prior service cost	1.0	1.0	3.1	3.1
Amortization of net actuarial loss	0.8	0.1	2.3	0.4
Total net periodic pension benefit income relating to VEBAs	(2.9)	(1.5)	(8.9)	(4.5)
Deferred compensation plan	0.3	(0.3)	0.8	(0.1)
Defined contribution plans	1.3	1.2	6.3	5.9
Multiemployer pension plans	0.9	0.8	2.6	2.3
Total	$(0.4)	$0.2	$0.8	$3.6
The following table presents the allocation of the (income) charges detailed above, by segment (see Note 13):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fabricated Products	$2.1	$1.7	$8.5	$7.4
All Other	(2.5)	(1.5)	(7.7)	(3.8)
Total	$(0.4)	$0.2	$0.8	$3.6
For all periods presented, the net periodic pension benefits relating to the VEBAs are included as a component of Selling, administrative, research and development and general expense within All Other. Further, substantially all of the Fabricated Products segment’s employee benefits related charges are in Cost of products sold, excluding depreciation and amortization with the balance in Selling, administrative, research and development, and general.
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

8. Employee Incentive Plans

Short-term Incentive Plans (“STI Plans”)
The Company has a short-term incentive compensation plan for senior management and certain other employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on EVA of the Company’s core Fabricated Products business, adjusted for certain safety and performance factors. EVA, as defined by the Company's STI Plans, is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, measured over a one-year period. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.
Total costs relating to STI Plans were recorded as follows, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of products sold, excluding depreciation and amortization	$1.1	$0.6	$3.4	$2.5
Selling, administrative, research and development, and general	2.8	1.3	7.6	3.9
Total costs recorded in connection with STI Plans	$3.9	$1.9	$11.0	$6.4
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fabricated Products	$2.6	$1.3	$7.6	$4.7
All Other	1.3	0.6	3.4	1.7
Total costs recorded in connection with STI Plans	$3.9	$1.9	$11.0	$6.4
     Long- term Incentive Programs ("LTI Programs")
     General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan was originally effective as of July 6, 2006 and was thereafter amended and restated from time to time. The Equity Incentive Plan will expire on July 6, 2016, and no grants will be made thereunder after that date. The Board may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination, and all grants made on or prior to the date of termination will remain in effect thereafter subject to the terms of the applicable grant agreement and the Equity Incentive Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At September 30, 2012, 934,521 common shares were available for additional awards under the Equity Incentive Plan. Compensation charges relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development, and general.
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
The Company also grants performance shares to executive officers and other key employees. Such awards are subject to performance requirements pertaining to the Company’s EVA performance (as set forth in each year’s LTI program), measured over the applicable three-year performance period. EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. During the nine months ended September 30, 2012, a portion of the performance shares granted under the 2009-2011 LTI Program vested (see “Summary of Activity” below). The vesting of performance shares and resulting issuance and delivery of common shares, if any, under the 2010-2012 LTI Program, 2011-2013 LTI Program and 2012-2014 LTI Program, will occur in 2013, 2014 and 2015, respectively. Holders of performance shares do not receive voting rights through the ownership of such performance shares.
     Non-cash Compensation Expense. Recorded costs by type of award under LTI Programs were as follows, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service-based non-vested common shares and restricted stock units	$0.7	$0.8	$3.1	$2.7
Performance shares	0.9	0.4	2.1	1.1
Total non-cash compensation expense	$1.6	$1.2	$5.2	$3.8
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fabricated Products	$0.4	$0.4	$1.5	$1.2
All Other	1.2	0.8	3.7	2.6
Total non-cash compensation expense	$1.6	$1.2	$5.2	$3.8

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data:

	September 30, 2012
	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$4.2	1.6
Performance shares	$6.7	2.1

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the nine months ended September 30, 2012 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2011	202,836	$29.24	6,072	$33.67	777,934	$26.84
Granted	92,949	45.03	2,486	44.46	215,579	44.47
Vested	(134,746)	24.30	(3,375)	25.77	(7,952)	18.89
Forfeited	(2,355)	43.91	—	—	—	—
Canceled	—	—	—	—	(401,611)	14.73
Outstanding at September 30, 2012	158,684	$42.47	5,183	$43.99	583,950	$41.78
A summary of select activity with respect to non-vested common shares, restricted stock units and performance shares for the nine months ended September 30, 2011 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Granted	83,066	$47.07	2,182	$46.59	188,741	$46.65
Vested	(63,028)	$51.61	(3,314)	$16.83	(10,585)	$74.34
Stock Options. As of both September 30, 2012 and December 31, 2011, there were 20,791 fully-vested options outstanding, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 4.5 and 5.25 years, respectively. The average fair value of the options granted was $39.90. No new options were granted and no existing options were forfeited or exercised during the nine months ended September 30, 2012.
     Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. For both nine-month periods ended September 30, 2012 and September 30, 2011, the Company recorded $0.2 relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld. During the nine months ended September 30, 2012 and September 30, 2011, 45,801 and 23,445 common shares, respectively, were withheld and canceled for this purpose.

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
The Company submitted a final feasibility study, after public comment and agency review, to the Washington State Department of Ecology (“Washington State Ecology”) (the “Feasibility Study”) which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington. During the third quarter of 2012, Washington State Ecology and the Company signed an amended work order allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. The Company continues to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval.  The Company expects to begin implementation of approved work plans sometime in 2013.
At September 30, 2012, the Company’s environmental accrual of $21.9 represented the Company's best estimate of the incremental cost based on proposed alternatives in the final Feasibility Study related to the Company’s Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by the Company. The Company expects that these remediation actions will be taken over the next 30 years and estimates that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $0.2 in 2012, $3.0 in 2013, $2.8 in 2014, $0.9 in 2015, $0.6 in 2016, and $14.4 in years thereafter through the balance of the 30-year period.
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
During the nine months ended September 30, 2012 and September 30, 2011, total fabricated products shipments that contained fixed price terms were (in millions of pounds) 139.0 and 112.1, respectively. At September 30, 2012, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that had the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2012, 2013 and 2014 and thereafter, totaling approximately (in millions of pounds) 48.1, 20.5 and 1.6, respectively.
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
The following table summarizes the Company’s material derivative positions at September 30, 2012:

Commodity	Maturity Period	Notional Amount of contracts (mmlbs)
Aluminum —
Fixed priced purchase contracts	10/12 through 12/15	57.0
Fixed priced sales contracts	11/12 through 12/12	1.8
Midwest premium swap contracts[1]	10/12 through 12/13	50.2

Energy	Maturity Period	Notional Amount of contracts (mmbtu)
Natural gas —[2]
Call option purchase contracts	10/12 through 12/13	1,710,000
Put option sales contracts	10/12 through 12/13	1,710,000
Fixed priced purchase contracts	10/12 through 12/14	3,920,000

Electricity	Maturity Period	Notional Amount of contracts (Mwh)
Fixed priced purchase contracts	10/12 through 12/13	274,225

Hedges Relating to the Convertible Notes	Contract Period	Notional Amount of contracts (Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,623,830
Call Options[3]	3/10 through 3/15	3,623,830
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]
As of September 30, 2012, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 91%, 74% and 42% of the expected natural gas purchases for the remainder of 2012, 2013 and 2014, respectively.

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

The Company reflects the fair value of its derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2).
Realized and Unrealized Gains and Losses. Realized and unrealized gains (losses) associated with all derivative contracts consisted of the following, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Realized (losses) gains:
Aluminum	$(3.3)	$1.6	$(7.7)	$11.9
Natural Gas	(1.6)	(1.1)	(5.5)	(3.5)
Electricity	(0.8)	—	(3.0)	—
Total realized (losses) gains:	$(5.7)	$0.5	$(16.2)	$8.4
Unrealized gains (losses):
Aluminum	$8.3	$(14.8)	$8.8	$(21.4)
Natural Gas	3.0	(0.9)	4.7	0.6
Electricity	1.0	(1.1)	1.8	(1.2)
Call Options relating to the Convertible Notes	10.2	(16.6)	5.8	(10.2)
Cash conversion feature of the Convertible Notes	(10.3)	20.7	(4.7)	12.4
Total unrealized gains (losses)	$12.2	$(12.7)	$16.4	$(19.8)

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
The fair values of financial assets and liabilities are measured on a recurring basis. The Company has elected not to carry any financial assets and liabilities at fair value, other than as required by US GAAP. Financial assets and liabilities that the Company carries at fair value, as required by GAAP include: (i) its derivative instruments, (ii) the plan assets of the VEBAs and the Company's Canadian defined benefit pension plan, and (iii) available for sale securities, consisting of commercial paper and investments related to the Company's deferred compensation plan (see Note 7). The Company records certain other financial assets and liabilities at carrying value (see the tables below for the fair value disclosure of those assets and liabilities).
The majority of the Company's non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the nine months ended September 30, 2012 and September 30, 2011, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
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
The Company determines the fair value of the Call Options using a binomial lattice valuation model. The inputs to the model at September 30, 2012 were as follows:

The Company's stock price at September 30, 2012	$58.39
Quarterly dividend yield (per share) upon purchase of the Call Option[1]	$0.24
Risk-free interest rate[2]	0.27%
Credit spread (basis points)[3]	266
Expected volatility rate[4]	25%
______________________

[1]
Recent quarterly dividends have been $0.25 per share, but the model assumes a discrete $0.24 per share quarterly dividend as was paid at the inception of the Call Options. Quarterly dividends in excess of $0.24 per share do not affect the Call Options' value due to anti-dilution adjustments.

[2]	The risk-free rate was based on the two-year Constant Maturity Treasury rate and the three-year Constant Maturity Treasury rate on September 30, 2012, compounded semi-annually.

[3]	The credit spread is based on the Company's long-term credit rating of BB- issued by Standard & Poor’s and a senior unsecured credit rating of Ba3 issued by Moody’s.

[4]
The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.

The stock price of the Company generally has the greatest influence on the fair values of both the Call Options and Bifurcated Conversion Feature. Between December 31, 2011 and September 30, 2012, the change in the expected volatility rate as well as the change in the Company's credit spread also had a material impact on the values of these derivatives.

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
The fair value of the plan assets of the VEBAs and the Company's Canadian pension plan is measured annually on December 31 and is reflected on the Company's Consolidated Balance Sheets at fair value. In determining the fair value of the plan assets at each annual period end, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. See Note 13 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information with respect to the fair value of the plan assets of the VEBAs and the Company's Canadian pension plan.
Available for sale securities. The Company holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 7). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. Such fair value input is considered a Level 2 input. During the quarter ended September 30, 2012, the Company purchased short-term commercial paper. The fair value of the commercial paper is determined based on valuation models that use observable market data. Such fair value input is considered a Level 2 input.
All Other Financial Assets and Liabilities. The Company believes that the fair value of its cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values due to their short maturities and nominal credit risk.
The Company believes that the fair value of the Nichols Promissory Note at December 31, 2011 materially approximated its carrying amount in light of the Company’s credit profile, the interest rate applicable to the Nichols Promissory Note, and its remaining duration. The foregoing fair value assessment is considered to be a Level 2 valuation within the fair value hierarchy.
The fair value of the Convertible Notes and Senior Notes are based on the trading prices of the notes and are considered a Level 1 input in the fair value hierarchy.
The following table presents the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$1.8	$—	$1.8
Midwest premium swap contracts	—	—	0.9	0.9

Natural Gas -
Fixed priced purchase contracts	—	0.7	—	0.7

Electricity -
Fixed priced purchase contracts	—	0.2	—	0.2

Hedges Relating to the Convertible Notes -
Call Options	—	52.1	—	52.1

All Other Financial Assets
Cash and cash equivalents	135.4	120.2	—	255.6
Short-term investments	—	79.9	—	79.9
Long-term available for sale securities	—	5.7	—	5.7
Total	$135.4	$260.6	$0.9	$396.9

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(1.4)	$—	$(1.4)
Natural Gas -
Put option sales contracts	—	(1.6)	—	(1.6)
Fixed priced purchase contracts	—	(1.4)	—	(1.4)
Electricity -
Fixed priced purchase contracts	—	(0.3)	—	(0.3)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(58.6)	—	(58.6)

All Other Financial Liabilities
Senior Notes	(243.6)	—	—	(243.6)
Convertible Notes	(238.4)	—	—	(238.4)
Total	$(482.0)	$(63.3)	$—	$(545.3)
The following table presents the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$0.3	$—	$0.3
Midwest premium swap contracts	—	—	0.1	0.1
Hedges Relating to the Convertible Notes -
Call Options	—	46.3	—	46.3

All Other Financial Assets:
Cash and cash equivalents	49.8	—	—	49.8
Long-term available for sale securities	—	4.9	—	4.9
Total	$49.8	$51.5	$0.1	$101.4

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(7.8)	$—	$(7.8)
Midwest premium swap contracts	—	—	(0.1)	(0.1)
Natural Gas -
Put option sales contracts	—	(5.6)	—	(5.6)
Fixed priced purchase contracts	—	(1.3)	—	(1.3)
Electricity -
Fixed priced purchase contracts	—	(1.8)	—	(1.8)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(53.9)	—	(53.9)

All Other Financial Liabilities:
Nichols Promissory Note	—	(4.7)	—	(4.7)
Convertible Notes	(203.0)	—	—	(203.0)
Total	$(203.0)	$(75.1)	$(0.1)	$(278.2)
Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis:

Level 3
Balance at December 31, 2011	$—
Total realized/unrealized gains included in:
Cost of products sold, excluding depreciation and amortization	2.2
Transactions involving Level 3 derivative contracts:
Purchases	0.2
Sales	—
Issuances	—
Settlements	(1.5)
Transactions involving Level 3 derivatives — net	(1.3)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at September 30, 2012	$0.9

Total gain included in Cost of products sold, excluding depreciation and amortization, attributable to the change in unrealized gains/losses relating to derivative contracts held at September 30, 2012:	$0.6
         Fair Values of Non-financial Assets and Liabilities
     Idled Assets. Included within Property, plant and equipment - net as of both September 30, 2012 and December 31, 2011 was $5.4 of idled assets, comprised of acquired assets not placed in service of $4.3 and unused equipment from the closed Tulsa, Oklahoma facility of $1.1. The value of such assets was estimated using a combination of the cost approach and market approach. The cost approach uses replacement cost, and the market approach uses prices for similar assets to determine the value of assets, and both approaches use Level 3 fair value inputs.
     CAROs. The inputs in estimating the fair value of conditional asset retirement obligations, or CAROs, include: (i) the timing of when any such CARO cash flows may be incurred, (ii) incremental costs associated with special handling or treatment of CARO materials and (iii) the credit-adjusted, risk-free rate applicable at the time additional CARO cash flows are estimated, all of which are considered Level 3 inputs as they involve significant judgment of the Company. During the quarter ended September 30, 2012, the Company increased its CARO liability by $0.4 as a result of accelerating the timing of certain asbestos removal projects. There were no material adjustments to the estimated fair values of CAROs for the nine months ended September 30, 2011. The estimated fair value of CARO liabilities at September 30, 2012 and December 31, 2011 was $4.6 and $4.0, respectively, based upon the application of a weighted-average credit-adjusted, risk-free rate of 9.1%. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).

12. Earnings Per Share
Basic and diluted earnings per share were calculated as follows, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$29.2	$4.1	$76.7	$19.0
Denominator — Weighted-average common shares outstanding (in thousands)[1]:
Basic	19,154	18,999	19,104	18,971
Diluted	19,288	19,197	19,240	19,171
Earnings per common share, Basic:
Net income per share	$1.52	$0.21	$4.01	$1.00
Earnings per common share, Diluted:
Net income per share	$1.51	$0.21	$3.98	$0.99
______________________

[1]
The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The diluted weighted-average number of common shares outstanding during the period is calculated using the treasury method.

Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding at both September 30, 2012 and December 31, 2011. The potential dilutive effect of such shares was zero for each of the periods presented. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.32 per share remained outstanding through September 30, 2012. The potential dilutive effect of shares underlying the Warrants was zero for both earnings per share calculations presented above.
During the nine months ended September 30, 2012 and September 30, 2011, the Company paid approximately $14.7 ($0.75 per common share) and $14.1 ($0.72 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to approximately one half of the performance shares.

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
On January 1, 2012, management began reviewing the results of the primary aluminum hedging activities, which prior to January 1, 2012 had been reported in the Hedging business unit which was included in All Other, with the results of the Fabricated Products segment because such hedging activities with respect to primary aluminum are now conducted solely for the Fabricated Products segment. Accordingly, the results of primary aluminum hedging activities have been included in the Fabricated Products segment for the nine months ended September 30, 2012. Prior period results have been conformed to current period presentation, which resulted in a decrease of $15.5 and $21.1 in operating income of the Fabricated Products segment for the quarter and nine months ended September 30, 2011, respectively, and an increase of $0.6 in Fabricated Products segment assets as of December 31, 2011.
The accounting policies of the Fabricated Products segment are the same as those described in Note 1. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.
The following tables provide financial information by operating segment for each period or as of each period-end, as applicable:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Sales:
Fabricated Products	$335.5	$322.3	$1,046.1	$983.7
Segment Operating Income (Loss):
Fabricated Products [1,2]	$62.5	$10.3	$161.7	$61.3
All Other[3]	(6.3)	(5.4)	(19.7)	(21.9)
Total operating income	$56.2	$4.9	$142.0	$39.4
Interest expense	(9.2)	(4.3)	(19.8)	(13.2)
Other income, net	0.4	3.9	2.2	2.2
Income before income taxes	$47.4	$4.5	$124.4	$28.4
Depreciation and Amortization:
Fabricated Products	$6.6	$6.2	$19.3	$18.6
All Other	0.1	—	0.3	0.3
Total depreciation and amortization	$6.7	$6.2	$19.6	$18.9
Capital expenditures:
Fabricated Products	$8.8	$8.7	$25.5	$22.8
All Other	—	0.1	0.2	0.1
Total capital expenditures	$8.8	$8.8	$25.7	$22.9
Income Taxes Paid:
Fabricated Products —
United States	$—	$0.2	$0.1	$1.0
Canada	0.4	0.2	0.8	0.4
Total income taxes paid	$0.4	$0.4	$0.9	$1.4

	September 30, 2012	December 31, 2011
Segment assets:
Fabricated Products	$790.5	$637.0
All Other[4]	903.8	683.6
Total assets	$1,694.3	$1,320.6
______________________

1.
Operating results in the Fabricated Products segment for the quarters ended September 30, 2012 and September 30, 2011 included LIFO inventory benefits of $5.7 and $7.1, respectively. Operating results in the Fabricated Products segment for the nine months ended September 30, 2012 and September 30, 2011 included LIFO inventory (benefits) charges of $(13.5) and $12.8, respectively.

2.
Fabricated Products segment results include non-cash mark-to-market gains on primary aluminum, natural gas and electricity hedging activities totaling $12.3 and $15.3 for the quarter and nine months ended September 30, 2012. Fabricated Products segment results include non-cash mark-to-market losses on primary aluminum, natural gas and electricity hedging activities totaling $16.8 and $22.0 for the quarter and nine months ended September 30, 2011 . For further discussion regarding mark-to-market matters, see Note 10.

3.	Operating results in All Other represent operating expenses in the Corporate and Other business unit.

4.
Assets in All Other represent primarily all of the Company’s cash and cash equivalents, short-term investments, financial derivative assets, net assets in respect of VEBAs and net deferred income tax assets.

14. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$5.4	$5.6
Income taxes paid	$0.9	$1.4
Supplemental disclosure of non-cash transactions:
Non-cash capital expenditures	$1.2	$0.3
15. Other Income (Expense), Net
Other income (expense), net consisted of the following, for each period presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income	$0.1	$—	$0.3	$0.2
Unrealized (losses) gains on financial derivatives[1]	(0.1)	4.1	1.1	2.2
All other, net	0.4	(0.2)	0.8	(0.2)
Other non-operating income (expense), net	$0.4	$3.9	$2.2	$2.2
______________________

[1]	See “Derivative Financial Instruments” in Note 1 for a discussion of accounting policy for such instruments.

16. Other Comprehensive Income
The following table presents the tax effect allocated to each component of Other comprehensive income for each period presented:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Expense	Amount
Quarter Ended September 30, 2012
Defined benefit pension plan and VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	$0.8	$(0.3)	$0.5
Amortization of prior service cost	1.0	(0.4)	0.6
Total income recognized in Accumulated other comprehensive income related to defined benefit pension plan and VEBAs	1.8	(0.7)	1.1
Unrealized gain on available for sale securities	0.3	—	0.3
Foreign currency translation adjustment	(0.5)	—	(0.5)
Other comprehensive income	$1.6	$(0.7)	$0.9

Quarter Ended September 30, 2011
Defined benefit pension plan and VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	$0.1	$(0.1)	$—
Amortization of prior service cost	1.0	(0.4)	0.6
Total income recognized in Accumulated other comprehensive income related to defined benefit pension plan and VEBAs	1.1	(0.5)	0.6
Unrealized loss on available for sale securities	(0.3)	—	(0.3)
Foreign currency translation adjustment	0.8	—	0.8
Other comprehensive income	$1.6	$(0.5)	$1.1

Nine Months Ended September 30, 2012
Defined benefit pension plan and VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	$2.3	$(0.9)	$1.4
Amortization of prior service cost	3.1	(1.2)	1.9
Total income recognized in Accumulated other comprehensive income related to defined benefit pension plan and VEBAs	5.4	(2.1)	3.3
Unrealized gain on available for sale securities	0.6	—	0.6
Foreign currency translation adjustment	(0.4)	—	(0.4)
Other comprehensive income	$5.6	$(2.1)	$3.5

Nine Months Ended September 30, 2011
Defined benefit pension plan and VEBAs:
Reclassification adjustments:
Amortization of net actuarial loss	$0.4	$(0.2)	$0.2
Amortization of prior service cost	3.1	(1.2)	1.9
Total income recognized in Accumulated other comprehensive income related to defined benefit pension plans	3.5	(1.4)	2.1
Unrealized loss on available for sale securities	(0.3)	—	(0.3)
Foreign currency translation adjustment	0.5	—	0.5
Other comprehensive income	$3.7	$(1.4)	$2.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

17. Restatement of Previously Issued Consolidated Financial Statements

The Company accounts for the VEBAs as defined benefit postretirement plans with the current VEBA assets and future variable contributions and earnings thereon operating as a cap on the benefits to be paid. Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2010, the Company identified errors in the accuracy and completeness of the data previously provided by the Union VEBA. The Company determined that it had omitted certain deferred retirees from the Union VEBA's participant population and misinterpreted the benefit election of certain participants for the years ended December 31, 2009 and December 31, 2010. As a result of this omission and misinterpretation, the Company has restated the consolidated financial statements for the years ended December 31, 2009 and December 31, 2010 and each of the interim periods in 2010 and 2011 to correct these errors, which management believes are not material to its previously issued consolidated financial statements.

The following is a summary of the effects of the restatement on the Company's Statements of Consolidated Income, Statements of Comprehensive Income and Statements of Cash Flows for the quarter and nine months ended September 30, 2011 (in millions of dollars, except per share amounts):

	Quarter ended September 30, 2011
	Previously Reported	Adjustment	Restated
Statements of Consolidated Income:
Selling, administrative, research and development, and general	$13.1	$0.6	$13.7
Total costs and expenses	316.8	0.6	317.4
Operating income	5.5	(0.6)	4.9
Income before income taxes	5.1	(0.6)	4.5
Income tax provision	(0.7)	0.3	(0.4)
Net income	$4.4	$(0.3)	$4.1
Earnings per common share, Basic:
Net income per share	$0.23	$(0.02)	$0.21
Earnings per common share, Diluted:
Net income per share[1]	$0.23	$(0.02)	$0.21

	Nine months ended September 30, 2011
	Previously Reported	Adjustment	Restated
Statements of Consolidated Income:
Selling, administrative, research and development, and general	$45.3	$2.0	$47.3
Total costs and expenses	942.3	2.0	944.3
Operating income	41.4	(2.0)	39.4
Income before income taxes	30.4	(2.0)	28.4
Income tax provision	(10.2)	0.8	(9.4)
Net income	$20.2	$(1.2)	$19.0
Earnings per common share, Basic:
Net income per share	$1.06	$(0.06)	$1.00
Earnings per common share, Diluted:
Net income per share[1]	$1.06	$(0.06)	$0.99

Statements of Consolidated Comprehensive Income:[2]
Net income	$20.2	$(1.2)	$19.0
Other comprehensive income:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Reclassification adjustments:
Amortization of net actuarial loss	—	0.4	0.4
Less: tax impact on amortization of net actuarial loss	—	(0.2)	(0.2)
Amortization of prior service cost	—	3.1	3.1
Less: tax impact on amortization of prior service cost	—	(1.2)	(1.2)
Other comprehensive income, net of tax	0.1	2.2	2.3
Comprehensive income	$20.3	$1.0	$21.3

Statements of Consolidated Cash Flows:
Net income	$20.2	$(1.2)	$19.0
Deferred income taxes	10.8	(0.8)	10.0
Non-cash net periodic benefit income	(6.5)	2.0	(4.5)
______________________________

[1]
Beginning 2012, the Company presented diluted earnings per share under the treasury method because it became more dilutive than the diluted earnings per share under the two-class method. As such, restated diluted earnings per share for the quarter and nine months ended September 30, 2011 were calculated based on the treasury method to conform to current period presentation. Previously reported diluted earnings per share for the quarter and nine months ended September 30, 2011 are based on the two-class method. The "Adjustment" column reflects the difference between restated diluted earnings per share using the two-class method and the previously reported diluted earnings per share.

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

18. Condensed Guarantor and Non-Guarantor Financial Information

The Company issued $225.0 aggregate principal amount of its Senior Notes pursuant to an indenture dated May 23, 2012 (the “Indenture”), among Kaiser Aluminum Corporation (the "Parent'), the subsidiary guarantors party thereto (the “Guarantor Subsidiaries”) and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are directly or indirectly wholly owned by the Parent. The guarantees are full and unconditional and joint and several.

Pursuant to the requirements of Section 210.3-10(f) of Regulation S-X, the following condensed consolidating balance sheet as of September 30, 2012 and December 31, 2011, condensed consolidating statements of income for the quarters and nine months ended September 30, 2012 and September 30, 2011 and condensed consolidating statements of cash flow for the nine months ended September 30, 2012 and September 30, 2011 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis, (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis, (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (iii) the resulting totals, reflecting information for the Company on a consolidated basis, as reported. In the following tables, "Non-Guarantor Subsidiaries" refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and "Consolidating Adjustments" represent the adjustments necessary to eliminate the investments in the Company's subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$250.0	$0.6	$—	$255.6
Short-term investments	—	79.9	—	—	79.9
Receivables:
Trade, less allowance for doubtful receivables	—	151.7	4.7	—	156.4
Intercompany receivables	—	0.2	0.3	(0.5)	—
Other	—	1.5	0.2	—	1.7
Inventories	—	181.9	7.1	—	189.0
Prepaid expenses and other current assets	0.1	72.2	0.8	—	73.1
Total current assets	5.1	737.4	13.7	(0.5)	755.7
Investments in and advances to unconsolidated affiliates	1,209.4	8.1	—	(1,217.5)	—
Property, plant, and equipment — net	—	362.3	12.4	—	374.7
Long-term intercompany receivables	182.4	0.5	7.4	(190.3)	—
Net asset in respect of VEBA	—	266.9	—	—	266.9
Deferred tax assets — net	—	131.6	(0.6)	8.7	139.7
Intangible assets — net	—	35.9	—	—	35.9
Goodwill	—	37.2	—	—	37.2
Other assets	61.3	19.9	3.2	(0.2)	84.2
Total	$1,458.2	$1,599.8	$36.1	$(1,399.8)	$1,694.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.3	$58.5	$7.2	$—	$66.0
Intercompany payable	—	0.3	0.2	(0.5)	—
Accrued salaries, wages, and related expenses	—	33.0	2.5	—	35.5
Other accrued liabilities	10.6	30.9	0.4	—	41.9
Payable to affiliate	—	14.0	—	—	14.0
Total current liabilities	10.9	136.7	10.3	(0.5)	157.4
Net liability in respect of VEBA	—	19.9	—	—	19.9
Long-term intercompany payable	—	189.8	0.5	(190.3)	—
Long-term liabilities	58.6	49.9	19.8	—	128.3
Long-term debt	378.4	—	—	—	378.4
Total liabilities	447.9	396.3	30.6	(190.8)	684.0

Total stockholders’ equity	1,010.3	1,203.5	5.5	(1,209.0)	1,010.3
Total	$1,458.2	$1,599.8	$36.1	$(1,399.8)	$1,694.3

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$43.0	$1.8	$—	$49.8
Receivables:
Trade, less allowance for doubtful receivables	—	96.0	2.9	—	98.9
Intercompany receivables	—	2.3	0.2	(2.5)	—
Other	—	0.8	0.4	—	1.2
Inventories	—	196.6	9.1	—	205.7
Prepaid expenses and other current assets	6.9	71.0	1.0	—	78.9
Total current assets	11.9	409.7	15.4	(2.5)	434.5
Investments in and advances to unconsolidated affiliates	1,036.9	5.8	—	(1,042.7)	—
Property, plant, and equipment — net	—	355.9	11.9	—	367.8
Long-term intercompany receivables	—	22.0	2.5	(24.5)	—
Net asset in respect of VEBA	—	144.7	—	—	144.7
Deferred tax assets — net	—	218.9	(0.6)	8.6	226.9
Intangible assets — net	—	37.2	—	—	37.2
Goodwill	—	37.2	—	—	37.2
Other assets	50.2	19.2	2.9	—	72.3
Total	$1,099.0	$1,250.6	$32.1	$(1,061.1)	$1,320.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$57.1	$5.1	$—	$62.2
Intercompany payable	—	0.2	2.3	(2.5)	—
Accrued salaries, wages, and related expenses	—	28.7	2.2	—	30.9
Other accrued liabilities	2.2	38.0	0.8	—	41.0
Payable to affiliate	—	14.4	—	—	14.4
Long-term debt-current portion	—	1.3	—	—	1.3
Total current liabilities	2.2	139.7	10.4	(2.5)	149.8
Net liability in respect of VEBA	—	20.6	—	—	20.6
Long-term intercompany payable	22.0	2.5	—	(24.5)	—
Long-term liabilities	54.0	53.5	18.5	—	126.0
Long-term debt	148.0	3.4	—	—	151.4
Total liabilities	226.2	219.7	28.9	(27.0)	447.8

Total stockholders’ equity	872.8	1,030.9	3.2	(1,034.1)	872.8
Total	$1,099.0	$1,250.6	$32.1	$(1,061.1)	$1,320.6

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Quarter Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$328.6	$32.0	$(25.1)	$335.5
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization	—	251.4	29.7	(24.5)	256.6
Depreciation and amortization	—	6.4	0.3	—	6.7
Selling, administrative, research and development, and general	0.4	14.0	2.1	(0.5)	16.0
Other operating charges (benefits), net	—	—	—	—	—
Total costs and expenses	0.4	271.8	32.1	(25.0)	279.3
Operating (loss) income	(0.4)	56.8	(0.1)	(0.1)	56.2
Other (expense) income:
Interest expense	(9.0)	(0.2)	—	—	(9.2)
Other income (expense), net	—	0.3	0.1	—	0.4
(Loss) income before income taxes	(9.4)	56.9	—	(0.1)	47.4
Income tax (provision) benefit	—	(21.6)	(0.6)	4.0	(18.2)
Equity earnings (losses) of subsidiaries	38.6	(0.7)	—	(37.9)	—
Net income (loss)	$29.2	$34.6	$(0.6)	$(34.0)	$29.2

Comprehensive income (loss)	$30.1	$36.0	$(1.1)	$(34.9)	$30.1

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,019.1	$96.7	$(69.7)	$1,046.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization	—	815.7	88.6	(68.2)	836.1
Depreciation and amortization	—	18.8	0.8	—	19.6
Selling, administrative, research and development, and general	1.7	45.2	2.8	(1.4)	48.3
Other operating charges, net	—	0.1	—	—	0.1
Total costs and expenses	1.7	879.8	92.2	(69.6)	904.1
Operating (loss) income	(1.7)	139.3	4.5	(0.1)	142.0
Other (expense) income:
Interest expense	(19.2)	(0.6)	—	—	(19.8)
Other income (expense), net	1.2	0.8	0.2	—	2.2
(Loss) income before income taxes	(19.7)	139.5	4.7	(0.1)	124.4
Income tax (provision) benefit	—	(53.1)	(2.0)	7.4	(47.7)
Equity earnings of subsidiaries	96.4	2.6	—	(99.0)	—
Net income	$76.7	$89.0	$2.7	$(91.7)	$76.7

Comprehensive income	$80.2	$92.9	$2.3	$(95.2)	$80.2
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$316.2	$38.0	$(31.9)	$322.3
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization	—	293.3	36.0	(31.6)	297.7
Restructuring benefits	—	(0.3)	—	—	(0.3)
Depreciation and amortization	—	6.0	0.2	—	6.2
Selling, administrative, research and development, and general	0.2	13.9	(0.1)	(0.3)	13.7
Other operating charges, net	—	—	0.1	—	0.1
Total costs and expenses	0.2	312.9	36.2	(31.9)	317.4
Operating (loss) income	(0.2)	3.3	1.8	—	4.9
Other (expense) income:
Interest expense	(4.0)	(0.3)	—	—	(4.3)
Other income (expense), net	4.1	0.1	(0.3)	—	3.9
(Loss) income before income taxes	(0.1)	3.1	1.5	—	4.5
Income tax (provision) benefits	—	(1.2)	1.2	(0.4)	(0.4)
Equity earnings of subsidiaries	4.2	2.6	—	(6.8)	—
Net income	$4.1	$4.5	$2.7	$(7.2)	$4.1

Comprehensive income	$5.2	$4.8	$3.5	$(8.3)	$5.2

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$957.8	$108.6	$(82.7)	$983.7
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization	—	858.1	102.0	(81.5)	878.6
Restructuring benefits	—	(0.3)	—	—	(0.3)
Depreciation and amortization	—	18.2	0.7	—	18.9
Selling, administrative, research and development, and general	1.5	41.6	5.4	(1.2)	47.3
Other operating charges (benefits), net	—	0.1	(0.3)	—	(0.2)
Total costs and expenses	1.5	917.7	107.8	(82.7)	944.3
Operating (loss) income	(1.5)	40.1	0.8	—	39.4
Other (expense) income:
Interest expense	(11.7)	(1.5)	—	—	(13.2)
Other income (expense), net	2.2	0.3	(0.3)	—	2.2
(Loss) income before income taxes	(11.0)	38.9	0.5	—	28.4
Income tax (provision) benefits	—	(14.2)	0.1	4.7	(9.4)
Equity earnings of subsidiaries	30.0	0.5	—	(30.5)	—
Net income	$19.0	$25.2	$0.6	$(25.8)	$19.0

Comprehensive income	$21.3	$27.0	$1.1	$(28.1)	$21.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(208.4)	$314.8	$0.3	$—	$106.7
Cash flows from investing activities:
Capital expenditures	—	(24.6)	(1.1)	—	(25.7)
Purchase of available for sale securities	—	(80.0)	—	—	(80.0)
Change in restricted cash	6.9	0.3	(0.4)	—	6.8
Net cash provided by (used in) investing activities	6.9	(104.3)	(1.5)	—	(98.9)
Cash flows from financing activities:
Repayment of capital lease	—	(0.1)	—	—	(0.1)
Proceeds from issuance of senior notes	225.0	—	—	—	225.0
Cash paid for financing costs	(6.6)	—	—	—	(6.6)
Repayment of promissory notes	—	(4.7)	—	—	(4.7)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	—	—	1.3
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(2.2)	—	—	—	(2.2)
Cash dividend paid to stockholders	(14.7)	—	—	—	(14.7)
Net cash provided by (used in) financing activities	201.5	(3.5)	—	—	198.0
Net increase (decrease) in cash and cash equivalents during the period	—	207.0	(1.2)	—	205.8
Cash and cash equivalents at beginning of period	5.0	43.0	1.8	—	49.8
Cash and cash equivalents at end of period	$5.0	$250.0	$0.6	$—	$255.6
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$15.3	$5.0	$0.5	$—	$20.8
Cash flows from investing activities:
Capital expenditures	—	(22.1)	(0.8)	—	(22.9)
Purchase of available for sale securities	—	(0.2)	—	—	(0.2)
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	—	(83.2)	—	—	(83.2)
Change in restricted cash	—	(1.1)	—	—	(1.1)
Net cash used in investing activities	—	(106.6)	(0.8)	—	(107.4)
Cash flows from financing activities:
Repayment of capital lease	—	(0.1)	—	—	(0.1)
Cash paid for financing costs	—	(2.1)	—	—	(2.1)
Repayment of promissory notes	—	(8.0)	—	—	(8.0)
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(1.1)	—	—	—	(1.1)
Cash dividend paid to stockholders	(14.1)	—	—	—	(14.1)
Net cash used in financing activities	(15.2)	(10.2)	—	—	(25.4)
Net increase (decrease) in cash and cash equivalents during the period	0.1	(111.8)	(0.3)	—	(112.0)
Cash and cash equivalents at beginning of period	5.0	129.6	1.0	—	135.6
Cash and cash equivalents at end of period	$5.1	$17.8	$0.7	$—	$23.6

19. Subsequent Events
     Dividend Declaration. On October 15, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.25 per common share or $4.9 (including dividend equivalents), which will be paid on or about November 15, 2012 to stockholders of record at the close of business on October 25, 2012.
Anti-dilution Adjustments to Convertible Notes and Convertible Note Hedge Transactions. Upon the payment of the quarterly dividend on November 15, 2012, (a) the Convertible Notes' conversion rate will increase slightly to 20.7111 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price will be $48.28 per share, (b) the Call Options' exercise price will be approximately $48.28 per share, and (c) the Warrants' exercise price will be $61.31 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q (this "Report").
     This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automobile and other end market segments we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A. "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
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
We believe our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in our Current Reports on Form 8-K filed on May 14, 2012 (second report filed) and July 23, 2012 (two reports).
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
At September 30, 2012, we operated 11 focused production facilities in the United States and one facility in Canada that produce primarily rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market segment applications. Through these facilities, which comprise our Fabricated Products segment, we produced and shipped approximately 451.4 million pounds of semi-fabricated aluminum products, which comprised effectively all of our total consolidated net sales of approximately $1,046.1 million, during the nine months ended September 30, 2012.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal distributors. In our served markets, we believe we are the supplier of choice for many of our customers, providing “Best in Class” customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of tools such as Lean manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continue to reduce our own manufacturing costs, eliminate waste throughout the value chain, and deliver “Best in Class” customer service through consistent, on-time delivery of superior quality products on short lead times. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and our served markets in order to maximize the efficiency of product flow to our customers.
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers, or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement onto customers, for some of our higher value-added products sold on a spot basis, our ability to change prices can lag, sometimes by as much as several months, with a favorable impact on our results when metal prices decline and an adverse impact on our results when metal prices increase. The average London Metal Exchange (“LME”) transaction prices per pound of primary aluminum for the nine months ended September 30, 2012 and September 30, 2011 were $0.92 and $1.13, respectively. The average LME transaction prices per pound of primary aluminum for the quarters ended September 30, 2012 and September 30, 2011 were $0.87 and $1.09, respectively. At October 19, 2012, the LME transaction price per pound was $0.90.
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
In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes, larger payloads, and a focus on fuel efficiency have increased the demand for new, larger and/or more fuel efficient aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and increased use of monolithic design throughout the industry will continue to increase demand for our high strength aerospace plate. Monolithic design and construction utilizes aluminum plate that is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds.
Our products are also sold into defense end market segments. Ongoing requirements of active military engagements continue to drive demand for our products. Longer term, we expect the production of defense aircraft such as the F-35, or Joint Strike Fighter, to also drive demand for our high strength products.
Commercial aerospace and defense applications have demanding customer requirements for quality and consistency. Serving these market segments requires significant capital requirements, technological expertise and a rigorous qualification process for safety-critical applications.
Our general engineering products serve the North American industrial market segments, and demand for these products generally tracks the broader economic environment. Longer-term we expect a gradual recovery in demand throughout the supply chain as the economy continues to improve.
We expect the 2012 North American automotive sector build rates to increase approximately 16% over 2011 build rates. Virtually all automotive platforms manufactured in North America today contain our automotive products, which are uniquely manufactured for specific applications that require consistent machinability, predictable mechanical properties, high strength, or other performance attributes. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2010, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.6%, as automotive original equipment manufacturers and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
     Highlights of the quarter ended September 30, 2012 include:

•
Fabricated Products segment shipments of 147.5 million pounds, a 9% increase from the third quarter of 2011, resulting primarily from stronger demand in the aerospace/high strength and general engineering products offset by lower billet shipments;

•	Consolidated net income of $29.2 million and earnings per diluted share of $1.51, including pre-tax, non-cash mark-to-market gains on derivative positions of approximately $12.2 million;

•
Combined cash balances, short term investments, and net borrowing availability under our revolving credit facility of approximately $593.6 million, with no borrowings thereunder as of September 30, 2012;

•	Declaration of a regular dividend of $0.25 per common share, or $4.9 million, to be paid on November 15, 2012 to stockholders of record as of October 25, 2012

Results of Operations
Consolidated Selected Operational and Financial Information
The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices) for the quarters and nine months ended September 30, 2012 and September 30, 2011. See “Segment and Business Unit Information” below for information regarding our reportable segment – Fabricated Products – and our other business units, which are aggregated and referred to herein as All Other.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere herein. See Note 13 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs)	147.5	134.8	451.4	424.1
Average Realized Third-Party Sales Price (per pound)[1]	$2.28	$2.39	$2.32	$2.32
Net Sales	$335.5	$322.3	$1,046.1	$983.7

Segment Operating Income (Loss):
Fabricated Products[2]	$62.5	$10.3	$161.7	$61.3
All Other[3]	(6.3)	(5.4)	(19.7)	(21.9)
Total Operating Income	$56.2	$4.9	$142.0	$39.4
Income tax provision	$(18.2)	$(0.4)	$(47.7)	$(9.4)
Net Income	$29.2	$4.1	$76.7	$19.0
Capital Expenditures	$8.8	$8.8	$25.7	$22.9
______________________

[1]
Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix as well as underlying primary aluminum prices and are not necessarily indicative of changes in underlying profitability.

[2]
Operating results in the Fabricated Products segment for the quarter and nine months ended September 30, 2012 include non-cash last-in, first-out (“LIFO”) inventory benefits of $5.7 million and $13.5 million, respectively. Operating results in the Fabricated Products segment for the quarter and nine months ended September 30, 2011 include non-cash LIFO inventory (benefits) charges of $(7.1) million and $12.8 million, respectively. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for the periods ended September 30, 2012 and September 30, 2011.

[3]
Operating results in All Other represent operating expenses in the Corporate business unit. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for the periods ended September 30, 2012 and September 30, 2011.

     Net Sales. We reported Net sales for the quarter ended September 30, 2012 of $335.5 million compared to $322.3 million for the quarter ended September 30, 2011. Net sales for the nine months ended September 30, 2012 were $1,046.1 million compared to $983.7 million for the nine months ended September 30, 2011. As more fully discussed below, the increase in Net sales during both the quarter and nine months ended September 30, 2012 was primarily due to an increase in Fabricated Products segment shipments. The average realized price per pound for the Fabricated Products segment decreased for the quarter ended September 30, 2012 as compared to the prior year period as a result of lower underlying metal prices despite higher average value-added revenue per pound. While the average realized price per pound for the Fabricated Products segment remained consistent for the nine months ended September 30, 2012 as compared to the prior year period, the underlying metal price declined by an amount offset by an increase in value added revenue per pound. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment's firm price sales agreements limit our losses, as well as gains, from primary metal price changes.
     Cost of Products Sold Excluding Depreciation and Amortization. Cost of products sold, excluding depreciation and amortization in the quarter ended September 30, 2012 totaled $256.6 million, or 76% of Net sales, compared to $297.7 million, or 92% of Net sales, in the quarter ended September 30, 2011. Cost of products sold, excluding depreciation and amortization in the nine months ended September 30, 2012 totaled $836.1 million, or 80% of Net sales, compared to $878.6 million, or 89% of Net sales, in the nine months ended September 30, 2011. Included in Cost of products sold, excluding depreciation and amortization were $12.3 million and $(16.8) million of unrealized mark-to-market gains (losses) on our derivative positions in the quarters ended September 30, 2012 and September 30, 2011, respectively. Unrealized mark-to-market gains (losses) on derivative positions were $15.3 million and $(22.0) million in the nine months ended September 30, 2012 and September 30, 2011, respectively. See “Segment and Business Unit Information” below for a detailed discussion of the comparative results of operations for the periods ended September 30, 2012 and September 30, 2011.
     Depreciation and Amortization. Depreciation and amortization, which include depreciation expense on property, plant and equipment and amortization expense on intangible assets in connection with the acquisitions of our Florence, Alabama facility and Chandler, Arizona (Extrusion) facility, was $6.7 million and $6.2 million in the quarters ended September 30, 2012 and September 30, 2011. Depreciation and amortization in the nine months ended September 30, 2012 and September 30, 2011 was $19.6 million and $18.9 million, respectively. The increase in depreciation and amortization during the quarter and nine months ended September 30, 2012 was primarily due to additional Construction in progress being placed into service during 2012 in connection with expansion projects at various facilities.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $16.0 million in the quarter ended September 30, 2012 compared to $13.7 million in the quarter ended September 30, 2011. The increase during the quarter ended September 30, 2012 was primarily due to (i) a $2.1 million increase in employee compensation expense related primarily to our incentive programs and (ii) a $1.9 million increase in workers' compensation expense due primarily to lower estimated case reserve in 2011, partially offset by (iii) a $1.5 million increase in periodic pension benefit income with respect to two voluntary employee's beneficiary associations that provide benefits for certain eligible retirees, their surviving spouses and eligible dependents (together, the “VEBAs”).
Selling, administrative, research and development, and general expense totaled $48.3 million in the nine months ended September 30, 2012 compared to $47.3 million in the nine months ended September 30, 2011. The increase during the nine months ended September 30, 2012 was primarily due to (i) a $7.2 million increase in employee compensation expense related primarily to our incentive programs, offset by (ii) a $4.4 million increase in periodic pension benefit income with respect to the VEBAs and (iii) a $2.0 million decrease in environmental expense.
     Interest Expense. Interest expense of $9.2 million and $19.8 million in the quarter and nine months ended September 30, 2012, was primarily related to interest expense incurred on our 4.5% Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”), and interest expense on our 8.250% Senior Notes due June 1, 2020 (the "Senior Notes") issued on May 23, 2012, net of $0.3 million and $1.4 million, respectively, of interest capitalization as part of Construction in progress. Interest expense of $4.3 million and $13.2 million in the quarter and nine months ended September 30, 2011, was primarily related to interest expense incurred on the Convertible Notes, net of $0.4 million and $0.8 million, respectively, of interest costs capitalized as part of Construction in progress.
     Other Income (Expense), Net. Other income (expense), net was $0.4 million in the quarter ended September 30, 2012, compared to $3.9 million in the quarter ended September 30, 2011. Other income (expense), net was $2.2 million for both nine-month periods ended September 30, 2012 and September 30, 2011. The fluctuations in Other income (expense), net were primarily driven by net unrealized mark-to-market changes on the derivative instruments relating to the Convertible Notes. See Note 15 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.
     Income Tax Provision. The income tax provision for the nine months ended September 30, 2012 was $47.7 million, reflecting an effective tax rate of 38.4%. The difference between the effective tax rate and the projected blended statutory tax rate in this period was the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.7 million resulting in a 0.6% increase in the effective tax rate.
The income tax provision for the nine months ended September 30, 2011 was $9.4 million, reflecting an effective tax rate of 33.2%. The difference between the effective tax rate and the projected blended statutory tax rate for this period was primarily the result of (i) a decrease in valuation allowance of $0.8 million due to a change in tax law in the State of Illinois, resulting in a 2.9% decrease in the effective tax rate, (ii) a decrease in unrecognized tax benefits, including interest and penalties, of $0.4 million, resulting in a 1.6% decrease in the effective tax rate, and (iii) a decrease of $0.2 million related to a return to provision adjustment, resulting in a 0.8% decrease in the effective tax rate, partially offset by (iv) the impact of a non-deductible compensation expense of $0.2 million, resulting in a 0.5% increase in effective tax rate.

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
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, was a net liability of $7.6 million and $23.8 million, respectively. The decrease in net liability during the nine months ended September 30, 2012 was primarily due to settlement of hedging positions during the nine months ended September 30, 2012 and increases in underlying commodity prices. Changes in the fair value of our derivative contracts that relate to operational hedging activities are reflected in operating income (see Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Such changes in the fair value of these contracts resulted in the recognition of a $15.3 million unrealized mark-to-market gain during the nine months ended September 30, 2012. We consider this gain to be a non-run-rate item.
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
     Employee Benefit Plan Assets. In determining the fair value of employee benefit plan assets, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other invested plan assets is based on significant observable inputs (e.g., net asset values of registered investment companies, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. Our Canadian pension plan assets and the plan assets of the VEBAs are measured annually on December 31. The increase in the Net asset in respect of VEBA during the nine months ended September 30, 2012 was the result of the release of stock transfer restrictions on 2,202,495 shares owned by the VEBA that provides benefits to certain union retirees, their surviving spouses and eligible dependents (the "Union VEBA") (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for additional detail regarding the release of such stock transfer restrictions) and net periodic pension benefit income during the period.
Deferred tax asset
At December 31, 2011, we had $875.1 million of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the U.S., with $1.7 million thereof representing excess tax benefits related to the vesting of employee restricted stock which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. We also had $29.8 million of alternative minimum tax (“AMT”) credit carryforwards with an indefinite life available to offset regular federal income tax.
To preserve the NOL carryforwards available to us, our certificate of incorporation includes certain restrictions on the transfer of our common stock.
In assessing the realizability of deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOLs sustained during the prior years and expiring tax benefits, we had a valuation allowance against its deferred tax assets of $18.8 million at both September 30, 2012 and December 31, 2011. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. Net deferred tax asset decreased during the nine months ended September 30, 2012 as a result of release of restriction on shares owned by the Union VEBA (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report) and the expected utilization of the NOL against current year taxable income.
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
On January 1, 2012, management began reviewing the results of the primary aluminum hedging activities, which prior to January 1, 2012 had been reported in the Hedging business unit which was included in All Other, with the results of the Fabricated Products segment because such hedging activities with respect to primary aluminum are now conducted solely for the Fabricated Products segment. Accordingly, the results of primary aluminum hedging activities have been included in the Fabricated Products segment for the quarter and nine months ended September 30, 2012. Prior period results have been conformed to current period presentation.
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
Fabricated Products. The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment, for each period presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shipments (mm lbs)	147.5	134.8	451.4	424.1
Composition of average realized third-party sales price (per pound):
Hedged cost of alloyed metal	$1.03	$1.20	$1.07	$1.19
Average realized third-party value-added revenue	1.25	1.19	1.25	1.13
Average realized third-party sales price	$2.28	$2.39	$2.32	$2.32

Composition of net sales:
Hedged cost of alloyed metal	$151.5	$161.3	$481.8	$506.3
Third party value-added revenue	184.0	161.0	564.3	477.4
Net sales	$335.5	$322.3	$1,046.1	$983.7

Segment Operating Income	$62.5	$10.3	$161.7	$61.3
The table below provides shipment and value-added revenue information (in millions of dollars except shipments and value-added revenue per pound) for each of the primary end-market segment applications of our Fabricated Products segment, for each period presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shipments (mm lbs):
Aero/HS Products	54.5	49.0	167.2	139.8
GE Products	61.4	50.4	183.5	171.4
Automotive Extrusions	15.2	15.7	48.7	48.2
Other Products	16.4	19.7	52.0	64.7
	147.5	134.8	451.4	424.1

Value-added revenue:[1]
Aero/HS Products	$109.7	$96.3	$340.5	$272.8
GE Products	51.8	41.6	150.5	133.7
Automotive Extrusions	14.6	13.2	45.8	40.0
Other Products	7.9	9.9	27.5	30.9
	$184.0	$161.0	$564.3	$477.4

Value-added revenue per pound:
Aero/HS Products	$2.01	$1.97	$2.04	$1.95
GE Products	0.84	0.83	0.82	0.78
Automotive Extrusions	0.96	0.84	0.94	0.83
Other Products	0.48	0.50	0.53	0.48
	$1.25	$1.19	$1.25	$1.13
______________________

[1]	Value-added revenue represents net sales less hedged cost of alloyed metal.
For the quarter ended September 30, 2012, Net sales of fabricated products increased by 4% to $335.5 million, as compared to the quarter ended September 30, 2011, due primarily to a 9% increase in shipments, offset by a decrease in average realized sales price. The increase in shipments was comprised of (i) a 11% increase in Aero/HS products shipments primarily due to higher commercial aerospace demand for plate and sheet products and (ii) a 22% increase in GE products shipments reflecting higher demand for certain general engineering products, offset by (iii) a slight decrease of 3% in Automotive Extrusion shipments due to mid-year model changeovers on certain programs we serve and lower exports of anti-lock breaking system blocks for European applications, and (iv) a 17% decrease in shipments of Other products primarily to focus on higher value-added products. Average realized third-party sales price decreased, reflecting lower underlying hedged, alloyed metal prices passed through to customers offset by higher value added revenue per pound driven by improved contract pricing on some products.
For the nine months ended September 30, 2012, Net sales of fabricated products increased by 6% to $1,046.1 million, as compared to the nine months ended September 30, 2011, due primarily to a 6% increase in shipments. The increase in shipments was comprised of (i) a 20% increase in Aero/HS products shipments primarily due to higher commercial aerospace demand for plate and sheet products, (ii) a 7% increase in GE products shipments reflecting higher demand for general engineering products and (iii) a 1% increase in Automotive Extrusion shipments as we saw higher aluminum automotive extrusion content per vehicle and an increase in North American automotive build rates, offset by (iv) a 20% decrease in shipments of Other products primarily to focus on higher value-added products. Average realized third-party sales price remained the same as higher value added revenue per pound offset lower underlying hedged, alloyed metal prices passed through to customers. Higher value-added revenue per pound reflected a greater percentage of Aero/HS products sold in the nine months ended September 30, 2012 as well as higher value added pricing for certain products.
Operating income in the Fabricated Products segment included several large non-run-rate items in each of the periods presented below, as follows (amounts are in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating income	$62.5	$10.3	$161.7	$61.3
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	0.4	(1.6)	0.9	(3.1)
Mark-to-market gains (losses) on derivative instruments	12.3	(16.8)	15.3	(22.0)
Workers' compensation cost due to discounting	—	—	(0.2)	—
Restructuring benefits	—	0.3	—	0.3
Environmental expenses	(0.2)	(0.1)	(0.8)	(0.6)
Operating non-run-rate items	12.5	(18.2)	15.2	(25.4)
Operating income excluding non-run-rate items	$50.0	$28.5	$146.5	$86.7
______________________

[1]
We manage our Fabricated Products segment business on a monthly LIFO basis at each plant, but report inventory externally on an annual LIFO basis in accordance with US GAAP on a consolidated basis. This amount represents the conversion from US GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis. This amount was presented on a gross basis separately as LIFO benefits (charges) and Metal losses (gains) in our Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2011.

As noted above, operating income excluding identified non-run-rate items for the quarter ended September 30, 2012 was $21.5 million higher than operating income excluding such items for the quarter ended September 30, 2011. Operating income excluding identified non-run-rate items for the nine months ended September 30, 2012 was $59.8 million higher than operating income excluding such items for the nine months ended September 30, 2011. Higher operating income in both the quarter and nine months ended September 30, 2012 reflected the impact of favorable pricing, volume and mix and strong cost structure improvement.
Outlook

While we experienced modest normal seasonal weakness in some products in the third quarter 2012, we expect the impact of seasonality to be more pronounced in the fourth quarter primarily as a result of weakness in service center orders and year-end destocking resulting in lower value-added revenue compared to the third quarter. Lower volume and higher planned major maintenance expenses will be partially offset by improvement in our underlying manufacturing cost performance.

As we look towards 2013, we anticipate continued growth in our total value added revenue and continued improvement in our operating results driven by strong demand for aerospace and automotive applications, the investments made in expanding our capacity to meet this growing demand, and steady and sustainable improvement in our underlying manufacturing cost performance. We anticipate fully utilizing our Phase 4 heat treat plate capacity expansion at our Trentwood facility when it is fully on-line in early 2013. Our outlook for the automotive end market is driven by higher build rates and increasing aluminum extrusion content. For general engineering applications, however, our outlook is tempered as demand remains weak in the slow-to-no growth North American industrial economy.
All Other. All Other consists of the Secondary Aluminum business unit and the Corporate and Other business unit. The Secondary Aluminum business unit sells value added products such as ingot and billet produced by Anglesey. Our Corporate and Other business unit provides general and administrative support for our operations. All Other is not considered a reportable segment.
Secondary Aluminum. We own a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Anglesey produces value-added secondary aluminum ingot and billet and sells 49% of its output to us. We in turn sell the secondary aluminum products to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we, in substance, act as an agent in connection with sales of secondary aluminum produced by Anglesey, our sales of such secondary aluminum are presented net of the cost of sales. Accordingly, net sales and operating income in the quarters and nine months ended September 30, 2012 and September 30, 2011 were all zero.
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
Corporate and Other. Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items (in millions of dollars):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating expense	$(6.3)	$(5.4)	$(19.7)	$(21.9)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income	2.9	1.5	8.9	4.5
Environmental expense	(0.1)	—	(0.2)	(2.2)
Other operating benefits	—	—	—	0.2
Operating non-run-rate items	2.8	1.5	8.7	2.5
Operating expense excluding non-run-rate item	$(9.1)	$(6.9)	$(28.4)	$(24.4)
Corporate operating expenses excluding non-run-rate items for the quarter ended September 30, 2012 were $2.2 million higher than such expenses for the comparable period in 2011, reflecting primarily (i) an increase in workers' compensation expense of $1.9 million primarily due to lower case reserves in 2011 and (ii) an increase in employee incentive compensation expense of $0.7 million relating to our incentive programs.
Corporate operating expenses excluding non-run-rate items for the nine months ended September 30, 2012 were $4.0 million higher than such expenses for the comparable period in 2011, primarily reflecting an increase in employee compensation expense of $4.0 million relating to both incentive programs and salaries and wages.

Liquidity and Capital Resources
Summary

The following table summarizes our liquidity at the end of the periods presented (in millions of dollars):

	September 30, 2012	December 31, 2011
Available cash and cash equivalents	$255.6	$49.8
Short-term Investments	79.9	—
Net borrowing availability on Revolving Credit Facility after borrowings and letters of credit	258.1	251.6
Total liquidity	$593.6	$301.4
The increase in cash and cash equivalents and short term investments was primarily driven by $218.4 million of net proceeds from the issuance of the Senior Notes and $118.1 million of operating income before non-run-rate items. Cash equivalents consist primarily of money market accounts, investments with an original maturity of 90 days or less when purchased, and other highly liquid investments. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. Additionally, some of our cash and all of our short term investments are invested in commercial paper.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. Short-term restricted cash, which is included in Prepaid expenses and other current assets, totaled $1.3 million at September 30, 2012 and $7.8 million at December 31, 2011. Long-term restricted cash, which is included in Other assets, was $10.1 million at September 30, 2012 and $10.4 million at December 31, 2011. Funds held in a trust account in the amount of $6.9 million were returned to us during the nine months ended September 30, 2012.
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) which provides for a committed line of credit to borrow for general corporate purposes (see Note 4 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). There were no borrowings under the Revolving Credit Facility as of September 30, 2012, or as of December 31, 2011.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in millions of dollars):

	Nine Months Ended September 30,
	2012	2011
Total cash provided by (used in):
Operating activities:
Fabricated Products	$138.2	$55.2
All Other	(31.5)	(34.4)
Total cash flow from operating activities	$106.7	$20.8
Investing activities:
Fabricated Products	$(25.8)	$(106.0)
All Other	(73.1)	(1.4)
Total cash flow from investing activities	$(98.9)	$(107.4)
Financing activities:
Fabricated Products	$(4.8)	$(8.1)
All Other	202.8	(17.3)
Total cash flow from financing activities	$198.0	$(25.4)
Operating Activities
     Fabricated Products — For the nine months ended September 30, 2012, Fabricated Products segment operating activities provided $138.2 million of cash. Cash provided in the nine months ended September 30, 2012 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $165.8 million, a decrease in inventory of $17.5 million and an increase in accounts payables and accrued liabilities of $9.9 million, partially offset by an increase in accounts receivable of $51.3 million partially due to the elimination of customer cash discounts.
Fabricated Products segment operating activities provided $55.2 million of cash during the nine months ended September 30, 2011. Cash provided in the nine months ended September 30, 2011 was primarily related to operating income excluding non-run-rate items, depreciation and amortization of $105.3 million, an increase in accounts payable of $12.8 million and an increase in other accrued liabilities of $1.3 million, partially offset by an increase in accounts receivables of $34.7 million and an increase in inventory of $23.6 million.
     All Other — Cash used in operations in All Other is comprised of (i) cash used in corporate and other activities and (ii) cash flows from Anglesey-related operating activities.
Corporate and other operating activities used $24.6 million and $33.1 million of cash during the nine months ended September 30, 2012 and September 30, 2011, respectively. Cash outflow from corporate and other operating activities in the nine months ended September 30, 2012 consisted primarily of payments relating to (i) general and administrative costs of $17.5 million, (ii) our short-term incentive program in the amount of $2.4 million and (iii) interest on our Convertible Notes and Revolving Credit Facility of $5.4 million. Cash outflow from corporate and other operating activities in the nine months ended September 30, 2011 consisted primarily of payments relating to (i) general and administrative costs of $21.3 million, (ii) annual contributions to the VEBAs totaling $2.2 million, (iii) our short-term incentive program in the amount of $1.9 million, and (iv) interest on our Convertible Notes and Revolving Credit Facility of $5.1 million.
Anglesey-related activities used $6.9 million of cash for the nine months ended September 30, 2012, while Anglesey-related activities provided $1.3 million of cash for the nine months ended September 30, 2011. Operating cash flows were primarily related to changes in working capital in both periods.
Investing Activities
     Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the nine months ended September 30, 2012 was $25.8 million, compared to $106.0 million of cash used during the nine months ended September 30,

2011. Cash used during the nine months ended September 30, 2012 is primarily related to capital expenditures. Cash used in investing activities during the nine months ended September 30, 2011 includes $83.2 million used for the acquisition of our Chandler, Arizona (Extrusion) facility and $22.8 million used for capital expenditures. See “Capital Expenditures and Investments” below for additional information.
     All Other — Cash provided by investing activities for All Other during the nine months ended September 30, 2012 was $73.1 million which primarily represents the purchase of $79.7 million of short-term investments offset by the return of $6.8 million of restricted cash. Cash used in investing activities during the nine months ended September 30, 2011 in All Other represents the purchase of available for sale securities in connection with our deferred compensation plan.
Financing Activities
     Fabricated Products — Cash used in financing activities for Fabricated Products during the nine months ended September 30, 2012 and September 30, 2011 was $4.8 million and $8.1 million, respectively. The cash outflow in the nine months ended September 30, 2012 was related to the repayment of outstanding principal balance of a promissory note issued in connection with the Company's acquisition of the Florence, Alabama facility (the "Nichols Promissory Note"). The cash outflow in the nine months ended September 30, 2011 was primarily related to the full repayment of outstanding principal balance of a promissory note issued in connection with the purchase of the land and building of our Los Angeles, California facility and principal payments on the Nichols Promissory Note.
All Other — Cash provided by financing activities during the nine months ended September 30, 2012 was $202.8 million, representing (i) net proceeds of $218.4 million from the issuance of the Senior Notes and (ii) $1.3 million of additional tax benefit in connection with the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iii) $14.7 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares and (iv) $2.2 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash used in financing activities during the nine months ended September 30, 2011 was $17.3 million, representing (i) $14.1 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares, (ii) $2.1 million of financing costs paid in connection with the amendment of our Revolving Credit Facility and (iii) $1.1 million of cash used to repurchase our common stock in connection with the vesting of employee restricted stock, restricted stock units and performance shares and payment of related withholding tax obligations.
Sources of Liquidity
We believe our available cash and cash equivalents, short-term investments, borrowing availability under our Revolving Credit Facility, and funds generated from the expected results of operations are our most significant sources of liquidity. We believe these sources will be sufficient to finance our cash requirements, including those associated with our strategic investments and existing expansion plans, for at least the next 12 months. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations and to fund planned capital expenditures will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
Our Revolving Credit Facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.
The table below summarizes recent availability and usage of the Revolving Credit Facility:

	September 30, 2012	October 19, 2012
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	264.8	283.7
Outstanding borrowings under Revolving Credit Facility	—	—
Outstanding letters of credit under Revolving Credit Facility	6.7	6.7
Net remaining borrowing availability	$258.1	$277.0
Borrowing rate (if applicable)	4.0%	4.0%
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will be required to maintain a fixed charge coverage ratio under our Revolving Credit Facility, which would be triggered if borrowing availability is less than $30.0 million.
See Note 4 of Notes to Consolidated Interim Financial Statements of this Report for a description regarding the Revolving Credit Facility; such description is incorporated herein by reference.
Debt
Mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes (assuming no early conversions thereof) and the Senior Notes are as follows for each of the periods ending December 31 (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further details of the Convertible Notes and the Senior Note):

		Payments Due by Period
	Total	2012	2013	2014	2015	2016 and Thereafter
Convertible Notes	$202.6	$7.9	$7.9	$7.9	$178.9	$—
Senior Notes	374.0	9.7	18.6	18.6	18.6	308.5
Total	$576.6	$17.6	$26.5	$26.5	$197.5	$308.5
As of September 30, 2012, the Convertible Notes were not convertible. We do not expect the Convertible Notes to be converted by investors prior to the first quarter of 2015 (if at all). See Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for information on the circumstances in which the Convertible Notes will become convertible prior to January 1, 2015.
We do not believe that covenants in the indentures governing the Convertible Notes and the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
See Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further descriptions regarding the Convertible Notes and the Senior Notes; such descriptions are incorporated herein by reference.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program including our organic growth initiatives and value-creating acquisitions. Capital spending during the nine months ended September 30, 2012 included spending at our Trentwood facility in Spokane, Washington, Chandler, Arizona (Extrusion) facility, and other projects spread among most of our manufacturing locations to reduce operating costs, improve product quality, increase capacity and/or enhance operational security. We expect total capital expenditures and investments for the Fabricated Products segment will be in the $40.0 million to $50.0 million range for all of 2012 and will be funded using cash generated from operations and cash and cash equivalents.
The level of anticipated capital expenditures or acquisition investments may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits therefrom.
Dividends
During the nine months ended September 30, 2012 and September 30, 2011, we paid a total of $14.7 million and $14.1 million, or $0.75 and $0.72 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and dividend equivalents to holders of certain restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares.
On October 15, 2012, we announced that our Board of Directors declared a cash dividend of $0.25 per share on our common stock to be paid on November 15, 2012 to stockholders of record at the close of business on October 25, 2012.
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
Repurchases of Common Stock
Our Board of Directors approved a program for the repurchase of up to $75.0 million of our common shares to occur in open-market or privately negotiated transactions, at such times and prices as management deems appropriate, to be funded with our excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. The program may be modified, extended or terminated by our Board of Directors at any time. As of September 30, 2012, $46.9 million remained available under this repurchase authorization. The indenture governing our Senior Notes and our Revolving Credit Facility place limitations on, among other things, our ability to repurchase common stock. For additional information, see Note 3 and Note 4 to Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report.
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by us on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During the nine months ended September 30, 2012, we withheld 45,801 shares of common stock to satisfy employee tax withholding obligations; 673 of such shares were withheld during the quarter ended September 30, 2012. The withholding of common shares by us could be deemed a purchase of the common shares.
Restrictions Related to Equity Capital
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, there are restrictions on the transfer of our common shares.
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
We submitted a final feasibility study, after public comment and agency review, to the Washington State Department of Ecology (“Washington State Ecology”) (the “Feasibility Study”) which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington. During the third quarter of 2012, we signed an amended work order with Washington State Ecology allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. We continue to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval.  We expect to begin implementation of approved work plans sometime in 2013.
At September 30, 2012, our environmental accrual of $21.9 million represented the best estimate of the incremental cost based on proposed alternatives in the final feasibility study relating to our Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by us. We expect that these remediation actions will be taken over the next 30 years and estimate that the incremental direct costs attributable to the remediation activities to be charged to these environmental accruals will be approximately $0.2 million in 2012, $3.0 million in 2013, $2.8 million in 2014, $0.9 million in 2015, $0.6 million in 2016 and $14.4 million in years thereafter through the balance of the 30-year period.
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
During the nine months ended September 30, 2012, we granted additional stock-based awards to certain members of management and our non-employee directors, under our stock-based long-term incentive plan (see Note 8 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
In accordance with our VEBA funding obligation (see Note 7 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report), we anticipate we will make a contribution in the first quarter of 2013 with respect to the 2012 year to the VEBAs at or near the maximum $20.0 million funding level, subject to our final year end results including, among other things, cash payments associated with our capital expenditures.
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
Total fabricated products shipments during the nine months ended September 30, 2012 and September 30, 2011 for which we had price risk were (in millions of pounds) 139.0 and 112.1, respectively. At September 30, 2012, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2012, 2013 and 2014 and thereafter totaling approximately (in millions of pounds) 48.1, 20.5, and 1.6, respectively.
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
We, from time to time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of September 30, 2012, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 91%, 74% and 42% of the expected natural gas purchases for the remainder of 2012, 2013 and 2014, respectively.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report because of the identification during the 2011 year end audit of a material weakness relating to our review of the completeness and accuracy of the information used to value the postretirement benefit obligations of the voluntary employee's beneficiary association that provides benefits to certain union retirees, their spouses and eligible dependents (the “Union VEBA”). See Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2011.
Management has identified and is implementing corrective actions to improve our annual controls and procedures around the review of the completeness and accuracy of the information used to value the Union VEBA postretirement benefit obligations. Corrective actions include controls and procedures to ensure information and assumptions we use for the valuation of the Union VEBA's postretirement benefit obligations  accurately reflect the Union VEBA benefit structure, plan participants and participant coverage elections. We believe these actions will remediate the material weakness described above. However, the material weakness will not be considered remediated until the applicable remedial controls have operated for a sufficient period of time, and are tested as part of our 2012 year end audit. As a result, as of the end of the period covered by this Report, our principal executive officer and principal financial officer concluded that such controls were not yet remediated.
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
Item 1A. Risk Factors.
Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and to Part II, Item 1A. "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 for information concerning risk factors. There have been no material changes in risk factor, since June 30, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended September 30, 2012:

	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
July 1, 2012 - July 31, 2012	—	—	—	$46.9
August 1, 2012 - August 31, 2012	673	57.33	—	$46.9
September 1, 2012 - September 30, 2012	—	—	—	$46.9
Total	673	57.33	—	$46.9
__________________________
1 Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended September 30, 2012, we withheld 673 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

2 In June 2008, our Board of Directors authorized the repurchase of up to $75 million of our common shares. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company's excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases were not authorized to commence until after July 6, 2008. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified, extended, or terminated by the Company's Board of Directors at any time.

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

Date: October 25, 2012

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