Form 10-K/A
period 2011-12-31
KAISER ALUMINUM CORP
filed 2013-02-20
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to_________________________________________

Commission File Number: 0-52105

KAISER ALUMINUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		94-3030279
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

27422 Portola Parkway, Suite 200, Foothill Ranch, California		92610-2831
(Address of principal executive offices)		(Zip Code)
(949) 614-1740
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common stock, par value $0.01 per share		Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Kaiser Aluminum Corporation (the "Company'")Annual Report on Form 10-K of for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (“Form 10-K"). The purpose of this Amendment No. 1 is to amend Item 9A. Controls and Procedures to replace an inadvertent reference to "our disclosure controls and procedures" with a reference to "our internal control over financial reporting."  See the third paragraph under the caption "Management's Annual Report on Internal Control Over Financial Reporting." While the foregoing items have been updated, no other items in the Form 10-K are amended. This Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and except as specifically described in the immediately preceding paragraph, does not modify or update in any way disclosures made in the Form 10-K.

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
t    Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were not effective as of December 31, 2011 because of the identification of a material weakness relating to our review of the completeness and accuracy of the information used to value the postretirement benefit obligations of the Union VEBA.
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

INDEX OF EXHIBITS

Exhibit Number	Description

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Jack A. Hockema
Jack A. Hockema
President and Chief Executive Officer
Date: February 20, 2013