Form 10-K
period 2012-12-31
KAISER ALUMINUM CORP
filed 2013-02-21
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.         ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012) was approximately $974.3 million.
As of February 13, 2013, there were 19,313,235 shares of the Common Stock of the registrant outstanding.

Documents Incorporated by Reference. Certain portions of the registrant’s definitive proxy statement related to the registrant’s 2013 annual meeting of stockholders are incorporated by reference into Part III of this Report on Form 10-K.

PART I
Item 1. Business
Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report, including Item 1. “Business — Business Operations,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates,” or the negative of the foregoing or other variations or comparable terminology, or by discussions of strategy.
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
Readers are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date of this Report, and we undertake no obligation to update any information contained in this Report or to publicly release any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Report except as required by law.
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
Business Overview
Founded in 1946, Kaiser Aluminum Corporation’s primary line of business is the production of semi-fabricated specialty aluminum products. At December 31, 2012, we operated 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, the Fabricated Products business is treated as a single operating segment.
In addition to the Fabricated Products segment, we have two business units, Secondary Aluminum and Corporate and Other, together combined into one category and referred to herein as All Other. The Secondary Aluminum business unit sells value added products, such as ingot and billet, produced by Anglesey Aluminium Limited ("Anglesey"), in which we have a 49% equity investment and which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Our Corporate and Other business unit provides general and administrative support for our operations. For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat the Fabricated Products segment as its own reportable segment. All Other is not considered a reportable segment (see “Business Operations” below).
On January 1, 2012, we began reviewing the results of our primary aluminum hedging activities, which prior to January 1, 2012 had been reported in All Other, with the results of the Fabricated Products segment because we had begun to conduct such hedging activities with respect to primary aluminum solely for the Fabricated Products segment. Accordingly, all segment information presented herein has been re-cast to reflect the inclusion of primary aluminum hedging activities in the Fabricated Products segment for all periods presented.

Through our 12 focused production facilities in North America, we manufacture rolled, extruded, and drawn aluminum products to strategically serve four end market applications: aerospace and high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products), extrusions for automotive applications (which we refer to as Automotive Extrusions), and other industrial products (which we refer to as Other products). See “Business Operations — Fabricated Products Segment” below for additional information. In 2012, we produced and shipped approximately 585.9 million pounds of semi-fabricated aluminum products from these facilities, which comprised all of our consolidated net sales of approximately $1.4 billion.
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
Over the past three years, we completed two strategic acquisitions to provide complementary products to our sheet, plate, cold finish and drawn tube products, primarily for aerospace applications. In August 2010, we acquired the Florence, Alabama manufacturing facility, and related assets, of Nichols Wire, Incorporated (“Nichols”), expanding our offerings of small diameter rod, bar and wire products to our core end market applications for aerospace, general engineering and automotive applications. In January 2011, we purchased the manufacturing facility in Chandler, Arizona (the “Chandler, Arizona (Extrusion) facility”), and related assets, of Alexco, LLC (“Alexco”), which manufactures hard alloy extrusions for the aerospace industry.
Additionally, over the past six years, we have pursued significant capital spending initiatives to increase capacity and improve product capabilities, product quality, and efficiency. The most significant of these initiatives are (i) a series of investments to expand our capacity and increase thickness capability to produce aluminum heat treat plate for Aero/HS applications at our Spokane, Washington facility in order to capitalize on significant demand growth and (ii) a major investment in our Kalamazoo, Michigan facility to improve capabilities and efficiencies of our rod and bar operations and to provide capacity for future growth in extrusion applications.

Business Operations
Fabricated Products Segment
Overview
Our Fabricated Products segment produces rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment applications. As indicated above, the Fabricated Products segment focuses on products that strategically serve four end market applications, more particularly Aero/HS products, GE products, Automotive Extrusions and Other products. During 2012, 2011 and 2010, our North American manufacturing facilities produced and shipped approximately 585.9 million, 560.9 million, and 514.2 million pounds of fabricated aluminum products, respectively, which accounted for all of our total net sales for 2012, 2011 and 2010.
For information regarding net sales, operating income and total assets of the Fabricated Products segment, see Note 15 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of their Report; such information is incorporated herein by reference.
Types of Products Produced
We have strategically chosen end market applications that allow us to utilize our core metallurgical capabilities to create value added products in markets that present opportunities for sales growth and premium pricing of differentiated products. The market for aluminum fabricated mill products is broadly defined to include flat-rolled, extruded, drawn, forged and cast aluminum products, used in a variety of end market applications. We participate in certain portions of the markets for flat-rolled and extruded/drawn products, focusing on highly engineered products for aerospace/high strength, general engineering, automotive and other industrial end market applications.
The table below provides shipment and sales information (in millions of dollars except for shipment information) for our end market applications:

	Year Ended December 31,
	2012		2011		2010
Shipments (mm lbs):
Aero/HS Products	223.9	38%	192.0	34%	158.9	31%
GE Products	232.7	40%	220.2	39%	217.4	42%
Automotive Extrusions	62.8	11%	62.8	11%	54.2	11%
Other Products	66.5	11%	85.9	16%	83.7	16%
	585.9	100%	560.9	100%	514.2	100%
Sales:
Aero/HS Products	$695.1	51%	$596.3	46%	$467.3	43%
GE Products	441.4	33%	447.0	34%	409.3	38%
Automotive Extrusions	125.5	9%	126.9	10%	103.0	10%
Other Products	98.1	7%	131.1	10%	99.2	9%
	$1,360.1	100%	$1,301.3	100%	$1,078.8	100%
Aero/HS Products. Our Aero/HS products include high quality heat treat plate and sheet, as well as cold finish bar, seamless drawn tube, hard alloy extrusions, and billet that are manufactured to demanding specifications for the global aerospace and defense industries. These industries use our products in applications that demand high tensile strength, superior fatigue resistance properties and exceptional durability even in harsh environments. For instance, aerospace manufacturers use high-strength alloys for a variety of structures that must perform consistently under extreme variations in temperature and altitude. Our Aero/HS products are used for a wide variety of end uses. We make aluminum plate, sheet, extruded shapes, and tube for aerospace applications, and we manufacture a variety of specialized rod and bar products that are incorporated in diverse applications. The aerospace and defense industries’ consumption of fabricated aluminum products is driven by overall levels of airframe build rates, which are cyclical in nature, and defense spending, as well as the potential availability of competing materials such as titanium and composites. Demand has increased for thick plate with growth in “monolithic” construction of commercial and other aircraft. In monolithic construction, aluminum plate is heavily machined to form the desired part from a single piece of metal (as opposed to creating parts using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds). Military applications for heat treat plate and sheet include aircraft frames and skins.
     GE Products. Most of our GE products are standard catalog items sold to large metal distributors. Our GE products consist of 6000-series alloy rod, bar, tube, wire, sheet, plate and standard extrusions. The 6000-series alloy is an extrudable medium-strength alloy that is heat treatable and extremely versatile. Our GE products have a wide range of uses and applications, many of which involve further fabrication of these products for numerous transportation and other industrial end market applications where machining of plate, rod and bar is intensive. For example, our products are used in the enhancement and production of military vehicles, semiconductor manufacturing cells, numerous electronic devices, after-market motor sport parts and tooling plate. Our rod and bar products are manufactured into rivets, nails, screws, bolts and parts of machinery and equipment. Demand growth and cyclicality for GE products tend to mirror broad economic patterns and industrial activity in North America. Demand is also impacted by the destocking and restocking of inventory throughout the supply chain.
     Automotive Extrusions. Automotive products consist of extruded aluminum products for many North American automotive applications. Examples of the variety of extruded products that we supply to the automotive industry include extruded products for bumper systems, anti-lock braking systems and structural components and drawn tube for drive shafts. For some Automotive Extrusions, we perform limited fabrication, including sawing and cutting to length. Demand growth and cyclicality for Automotive Extrusions tend to mirror automotive build rates in North America. Additional growth for Automotive Extrusions is driven by efforts by automotive manufacturers to reduce the weight of vehicles to improve fuel efficiency by converting applications from steel to aluminum.
     Other Products. Other products consist of extruded, drawn, and cast aluminum products for a variety of North American industrial end uses, including consumer durables, electrical/electronic, machinery and equipment, light truck, heavy truck and truck trailer applications. Demand growth and cyclicality for Other products tend to mirror broad economic patterns and industrial activity in North America, with specific individual market segments such as heavy truck and truck trailer applications tracking their respective build rates.
Types of Manufacturing Processes Employed
We utilize the following manufacturing processes to produce our fabricated products:

     Flat Rolling. The traditional manufacturing process for aluminum flat-rolled products uses ingot, a large rectangular slab of aluminum, as the starter material. The ingot is processed through a series of rolling operations, both hot and cold. Finishing steps may include heat treatment, annealing, coating, stretching, leveling or slitting to achieve the desired metallurgical, dimensional and performance characteristics. Aluminum flat-rolled products are manufactured using a variety of alloys, a range of tempers (hardness), gauges (thickness) and widths, and various coatings and finishes. Flat-rolled aluminum semi-finished products are generally either sheet (under 0.25 inches in thickness) or plate (up to 15 inches in thickness). The vast majority of the North American market for aluminum flat-rolled products uses “common alloy” material for construction, sheet and plate, beverage/food can, and other applications. However, we have focused our efforts on “heat treat” products, which are distinguished from common alloy products by higher strength and other desired product attributes. The primary end market applications of heat treat flat-rolled sheet and plate are for Aero/HS and GE products.
     Extrusion. The extrusion process typically starts with a cast billet, which is an aluminum cylinder of varying length and diameter. The first step in the process is to heat the billet to an elevated temperature whereby the metal is malleable. The billet is put into an extrusion press and pushed, or extruded, through a die that gives the material the desired two-dimensional cross section. The material is either quenched as it leaves the press, or subjected to a post-extrusion heat treatment cycle, to control the material’s physical properties. The extrusion is then straightened by stretching and cutting to length before being hardened in aging ovens. The largest end market applications for extruded products are in the construction, general engineering and custom products. Building and construction products represent the single largest end market application for extrusions by a significant amount. However, we have strategically chosen to focus on extruded products for Aero/HS, general engineering and automotive end market applications, utilizing our well-developed technical expertise, strong production capability and high product quality to meet the requirements of these more demanding applications.
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
A description of the manufacturing processes and category of products at each of our production facilities at December 31, 2012 is shown below:

Location	Types of Products	Manufacturing Process
Chandler, Arizona (Extrusion)	Aero/HS	Extrusion
Chandler, Arizona (Tube)	Aero/HS	Extrusion/Drawing
Florence, Alabama	Aero/HS, GE, Other	Drawing
Jackson, Tennessee	Aero/HS, GE	Extrusion/Drawing
Kalamazoo, Michigan	GE	Extrusion
London, Ontario	Auto	Extrusion
Los Angeles, California	GE, Other	Extrusion
Newark, Ohio	Aero/HS, GE	Extrusion/Rod Rolling
Richland, Washington	Aero/HS, GE	Extrusion
Richmond (Bellwood), Virginia	Auto, GE	Extrusion/Drawing
Sherman, Texas	GE, Other	Extrusion
Spokane, Washington	Aero/HS, GE	Flat Rolling

As reflected by the table above, many of our facilities employ the same basic manufacturing process and produce the same type of products. We make a significant effort to tightly integrate the management of our Fabricated Products segment across multiple manufacturing locations, product lines, and end market applications to maximize the efficiency of product flow to customers. Purchasing is centralized for the Fabricated Products segment’s primary aluminum requirements in order to better manage price, credit and other benefits. Our sales force and the management thereof are also significantly integrated as many customers purchase a number of different products that are produced at different plant facilities. We believe that integration of our operations allows us to capture efficiencies while allowing our facilities to remain highly focused on their specific processes and end market applications.
Raw Materials
To make our fabricated products we purchase primary aluminum ingot and recycled and scrap aluminum from third party suppliers in varying percentages depending on various market factors including price and availability. The price for primary aluminum purchased for the Fabricated Products segment is typically based on the Average Midwest Transaction Price (“Midwest Price”), which reflects the primary aluminum supply/demand dynamics in North America. From 2010 to 2012, the Midwest Price has ranged between approximately $0.06 to $0.11 per pound above the price traded on the London Metal Exchange (“LME”). Recycled and scrap aluminum is typically purchased at a discount to ingot prices but can require additional processing. In addition to producing fabricated aluminum products for sale to third parties, certain of our production facilities provide one another with billet, log, ingot or other intermediate material for production in lieu of purchasing such items from third-party suppliers. For example, our Newark, Ohio facility supplies billet and log to the Jackson, Tennessee and redraw rod to the Florence, Alabama facilities.
Pricing
The price we pay for primary aluminum, the principal raw material for our fabricated aluminum products business, is typically the Midwest Price. We manage the risk of fluctuations in the price of primary aluminum through our pricing policies and use of financial derivatives. Our three principal pricing mechanisms are as follows:

•
Spot price. Some of our customers pay a product price that incorporates the spot price of primary aluminum in effect at the time of shipment to a customer. This pricing mechanism typically allows us to pass metal price risk through to the customers. For some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase.

•
Index-based price. Some of our customers pay a product price that incorporates an index-based price for primary aluminum such as Platt’s Midwest price for primary aluminum. This pricing mechanism also typically allows us to pass metal price risk through to the customer.

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
     Aero/HS Products. Approximately 51% of our Aero/HS product shipments are sold to metal distributors with the remainder sold directly to end market application customers. Sales are made primarily under contracts (with terms spanning from one year to several years) as well as on an order-by-order basis. We serve this market with a North American sales force focused on Aero/HS and GE products and direct sales representatives in Western Europe and China. Primary demand drivers for Aero/HS products include the level of commercial aircraft construction spending (which in turn is often subject to broader economic cycles) and defense spending.
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
Customers
In 2012, our Fabricated Products segment had approximately 1,000 customers. The largest, Reliance Steel & Aluminum (“Reliance”), and the five largest customers for fabricated products accounted for approximately 22% and 46%, respectively, of our net sales in 2012. While the loss of Reliance as a customer would have a material adverse effect on us, we believe that our longstanding relationship with Reliance is good and that the risk of losing Reliance as a customer is remote.

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
Hedging. Our pricing of fabricated aluminum products, discussed above, is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price risk through to our customers. However, in certain instances we enter into firm-price arrangements and incur price risk on our anticipated primary aluminum purchases in respect of the customer orders. We use third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts. Total fabricated product shipments for which we were subject to price risk were 178.8, 157.0, and 97.0 (in millions of pounds) during 2012, 2011 and 2010, respectively.
All hedging activities are managed centrally to minimize transaction costs, monitor consolidated net exposures, and allow for increased responsiveness to changes in market factors. Hedging activities are conducted in compliance with a policy approved by our Board of Directors and administered by our hedging committee (members of which include our principal executive officer, principal financial officer and principal accounting officer).
All Other
All Other consists of our Secondary Aluminum and Corporate and Other business units. All Other is not considered a reportable segment.
     Secondary Aluminum. We own a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Anglesey sells 49% of the secondary aluminum ingot and billet it produces to us, which we resell to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we in substance act as an agent in connection with sales of secondary aluminum produced by Anglesey, our secondary aluminum sales are accounted for net of cost of sales, and we reported zero net sales in 2012.
The carrying value of our ownership interest in Anglesey is zero, and we have suspended the use of the equity method of accounting with respect to our ownership in Anglesey. As a result, we did not record equity in income from Anglesey for any of the periods presented in this Report. We will not resume the use of the equity method of accounting with respect to our investment in Anglesey unless and until (i) our share of any future net income of Anglesey equals or is greater than our share of net losses not recognized during periods for which the equity method was suspended and (ii) future dividends can be expected. Given our uncertainty about the continued operation of Anglesey's cast and remelt facility, we do not anticipate the occurrence of such events during the next 12 months.
     Corporate and Other. This business unit provides general and administrative support to our operations. The expenses incurred in this business unit are not allocated to our other operations.
Segment and Geographical Area Financial Information
The information set forth in Note 15 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report regarding our GAAP reporting segment and the geographical areas in which we operate is incorporated herein by reference.
Competition
The fabricated aluminum industry is highly competitive. We concentrate our fabricating operations on highly engineered products for which we believe we have production capability, technical expertise, high product quality, and geographic and other competitive advantages. We differentiate ourselves from our competitors by pursuing “Best in Class” customer satisfaction, which is driven by quality, availability, price, service, and delivery performance, and having a broad product offering, including the superior products in our Kaiser Select® product line. Our Kaiser Select® products are manufactured to deliver enhanced product characteristics with improved consistency which results in better performance, lower waste, and, in many cases, lower cost for our customers.
Our primary competitors in the global heat treated flat-rolled products are Alcoa and Constellium. In the extrusion market, we compete with many regional participants, as well as larger companies with a national presence, such as SAPA, Norsk Hydro and Alcoa. Some of our competitors are substantially larger, have greater financial resources, and may have other strategic advantages, including aluminum smelting capacity providing a long-term natural hedge that facilitates the offering of fixed price contracts without margin exposure, more efficient technologies or lower raw material costs.
Our fabricated aluminum products facilities are located in North America. To the extent our competitors have production facilities located outside North America, they may be able to produce similar products at a lower cost or sell those products at a lower price either during periods when the currency exchange rates favor foreign competition or through a process of dumping those products in violation of existing trade laws. We may not be able to adequately reduce costs or prices to compete with these products. Increased competition could cause a reduction in our shipment volume and profitability or increase our expenditures.
In addition, our fabricated aluminum products compete with products made from other materials, such as steel, titanium and composites, for various applications, including aircraft and automotive manufacturing. The willingness of customers to accept substitutions for aluminum and the ability of large customers to exert leverage in the marketplace to reduce the pricing for fabricated aluminum products could adversely affect our results of operations.
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
Employees
At December 31, 2012, we employed approximately 2,600 people, of which approximately 2,540 were employed in our Fabricated Products segment and approximately 60 were employed in our corporate group, most of whom are located in our offices in Foothill Ranch, California.
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

Contract
Location	Union	Expiration Date
Chandler, AZ (Tube)	USW	Mar 2015
Chandler, AZ (Extrusion)	Non-union	—
Florence, AL	USW	Mar 2014
Jackson, TN	Non-union	—
Kalamazoo, MI	USW	Feb 2016
London, Ontario	USW Canada	Feb 2015
Los Angeles, CA	Teamsters	Apr 2015
Newark, OH	USW	Sept 2015
Richland, WA	Non-union	—
Richmond (Bellwood), VA	USW/IAM	Nov 2014/Nov 2017
Sherman, TX	IAM	Dec 2013
Spokane, WA	USW	Sept 2015
Environmental Matters
We are subject to a number of environmental laws and regulations, potential fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to potential claims and litigation based upon such laws and regulations.
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
After public comment and agency review, we submitted to the Washington State Department of Ecology (“Washington State Ecology”) a final feasibility study which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Spokane, Washington facility. During the third quarter of 2012, we signed an amended work order with Washington State Ecology allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. We continue to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval.  We expect to begin implementation of approved work plans sometime in 2013.
At December 31, 2012, environmental accruals of $21.7 million represented our best estimate of the incremental cost based on proposed alternatives in the final feasibility study related to our Spokane, Washington facility and on investigational studies and other remediation activities occurring at certain other locations owned by us. We expect that these remediation actions will be taken over the next 30 years.
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

•
Kaiser Aluminum Fabricated Products, LLC, a Delaware limited liability company (“KAFP”), which directly holds the assets and liabilities associated with our Fabricated Products segment (excluding those assets and liabilities associated with our London, Ontario and Chandler, Arizona (Extrusion) facilities and certain of the assets and liabilities associated with our Fabricated Products segment’s operations in the State of Washington) and owns 100% of the ownership interest of each of:

•
Kaiser Aluminum Washington, LLC, a Delaware limited liability company, which holds certain of the assets and liabilities associated with our Fabricated Products segment’s operations in the State of Washington; and

•	Kaiser Aluminum Alexco, LLC, a Delaware limited liability company, which holds the assets and liabilities associated with our Chandler, Arizona (Extrusion) facility;

•	Kaiser Aluminum Canada Limited, an Ontario corporation, which holds the assets and liabilities associated with our London, Ontario facility;

•
Kaiser Aluminium Mill Products, Inc., a Delaware corporation, which functions primarily as the purchaser and seller of products produced by Anglesey and also engages in market development and commercialization and distribution of our products in Europe;

•	Trochus Insurance Co., Ltd., a corporation formed in Bermuda, which has historically functioned as a captive insurance company;

•	Kaiser Aluminum France, SAS, a corporation formed in France for the primary purpose of engaging in market development and commercialization and distribution of our products in Western Europe; and

•	DCO Management, LLC, a Delaware limited liability company, which, as a successor by merger to Kaiser Aluminum & Chemical Corporation, holds our remaining non-operating assets and liabilities.
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
The U.S. and global economies continue to experience a period of substantial uncertainty with wide-ranging effects, including:

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

•
extreme volatility in commodity prices that can materially impact the results of our hedging strategies, create near-term cash margin requirements, reduce the value of our inventories and borrowing base under our revolving credit facility and result in substantial non-cash charges as we adjust inventory values and mark-to-market our hedge positions;

•	substantial fluctuations in consumer spending that have at times reduced the demand for some applications that use our products;

•	destocking and restocking of inventory levels throughout the supply chain for certain of our products;

•	our inability to achieve the level of growth or other benefits anticipated from our acquisitions and other strategic investments, and the integration of acquired businesses;

•	increases in our costs, including the cost of energy, and raw materials and freight costs, which we are unable to pass through to our customers;

•
pressure to reduce defense spending, which reductions could affect demand for our products used in defense applications, as the U.S. and foreign governments are faced with competing national priorities; and

•	the inability to predict with any certainty the success or failure of efforts to address government deficit spending or the scope, nature or effectiveness of such efforts.
We are unable to predict the impact, severity and duration of these effects, any of which could have a material adverse impact on our financial position, results of operations and cash flows.
We operate in a highly competitive industry.
The fabricated products segment of the aluminum industry is highly competitive. Competition in the sale of fabricated aluminum products is based upon quality, availability, price, service, and delivery performance. Many of our competitors are substantially larger than we are and have greater financial resources than we do, and may have other strategic advantages, including aluminum smelting capacity providing a long-term natural hedge that facilitates the offering of fixed price contracts without margin exposure, more efficient technologies or lower raw material costs. Our facilities are located in North America. To the extent that our competitors have or develop production facilities located outside North America, they may be able to produce similar products at a lower cost or sell those products at a lower price either during periods when the currency exchange rates favor foreign competition or through a process of dumping those products in violation of existing trade laws. We may not be able to adequately reduce our costs or prices to compete with these products. Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, any one of which could have a material adverse effect on our financial position, results of operations and cash flows.
We depend on a core group of significant customers.
In 2012, our largest fabricated products customer, Reliance Steel & Aluminum Company, accounted for approximately 22% of our fabricated products net sales, and our five largest customers accounted for approximately 46% of our fabricated products net sales. If our existing relationships with significant customers materially deteriorate or are terminated and we are not successful in replacing lost business, our financial position, results of operations and cash flows could be materially and adversely affected. In addition, a prolonged or increasing downturn in the business or financial position of any of our significant customers could cause any one or more of them to limit purchases to contractual minimum volumes, seek relief from contractual minimums or breach those obligations, all of which could materially and adversely affect our financial position, results of operations and cash flows.
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
We derive a significant portion of our revenue from products sold to the aerospace industry, which is highly cyclical. The aerospace industry is historically driven by the demand for new commercial aircraft. Demand for commercial aircraft is influenced by trends in airline passenger traffic and increasing global travel, normal replacement of older aircraft, accelerated replacement of fuel inefficient aircraft, airline industry profitability, the state of the U.S. and global economies, the effects of terrorism, and numerous other factors, including safety concerns with newly introduced aircraft, any of which could result in a sharp decrease globally in new commercial aircraft deliveries and order cancellations or deferrals by the major airlines. Despite existing backlogs, continued financial uncertainty in the industry, inadequate liquidity of certain airline companies, terrorist acts or the increased threat of terrorism may lead to reduced demand for new aircraft that utilize our products, which could adversely affect our financial position, results of operations and cash flows.
Reductions in defense spending for aerospace and non-aerospace military applications could substantially reduce demand for our products.
Our products are used in a wide variety of military applications, including military jets, armored vehicles and ordinance. The funding of U.S. government programs is subject to congressional appropriations. Many of the programs in which we participate may extend several years; however, these programs are normally funded annually. Changes in military strategy and priorities may affect current and future programs. In recent years, the demand for our products for defense-related applications has arisen from the conflicts in Iraq and Afghanistan. Events such as the conflicts in Iraq and Afghanistan are unplanned and unpredictable. Virtually all U.S. troops have been withdrawn from Iraq, and plans are in place for the withdrawal of U.S. troops from Afghanistan, both of which will likely result in a reduction in the level of defense spending. There is significant pressure to reduce defense spending as the U.S. and foreign governments are faced with competing national priorities. In the U.S., by statute, the so-called "automatic sequestration" could require cuts to defense spending totaling $1 trillion if Congress fails to enact specific federal deficit reductions. Reductions in defense spending could reduce the demand for our products and could adversely affect our financial position, results of operations and cash flows.
Our customers may reduce their demand for aluminum products in favor of alternative materials.
Our fabricated aluminum products compete with products made from other materials, such as steel, titanium, and composites, for various applications. For instance, the commercial aerospace industry has used and continues to evaluate the further use of alternative materials to aluminum, such as titanium and composites, in order to reduce the weight and increase the fuel efficiency of aircraft. Additionally, the automotive industry, while motivated to reduce vehicle weight with the use of aluminum, may revert to steel for certain applications. The willingness of customers to accept substitutions for aluminum could adversely affect the demand for our products, particularly our aerospace and high strength products and automotive extrusions, and thus adversely affect our financial position, results of operations and cash flows.
Downturns in the automotive and heavy duty truck and trailer industries could adversely affect our business.
The demand for our automotive extrusions and many of our general engineering and other industrial products is dependent on the production of cars, light trucks, SUVs, and heavy duty vehicles and trailers in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. Production cuts by U.S. manufacturers may adversely affect the demand for our products. Substantial structural costs, including pension, healthcare and labor costs, have resulted in severe financial difficulty, including bankruptcy, for several North American automotive related manufacturers and first tier suppliers in recent years, with serious effects on the conditions of the markets which directly affect the demand of our products. If other North American automotive-related manufacturers and first tier suppliers experience such difficulties or bankruptcy, there could be further serious effects on such markets. Similarly, weak demand for new cars, light trucks, SUVs, and heavy duty vehicles and trailers, particularly in the U.S., could have a material adverse effect on our financial position, results of operations and cash flows.
Changes in consumer demand may adversely affect our operations which supply automotive end users.
Sensitivity to energy costs can influence consumer demand for motor vehicles that have a higher content of the aluminum automotive extrusions that we supply. The loss of business with respect to, or a lack of commercial success of, one or more particular vehicle models for which we are a significant supplier could have an adverse impact on our financial position, results of operations and cash flows.
We face tremendous pressure from our automotive customers on pricing.
Cost cutting initiatives that our automotive customers have adopted generally result in downward pressure on pricing, and our automotive customers typically seek agreements requiring reductions in pricing over the period of production. Pricing pressure may further intensify as North American automobile manufacturers continue to aggressively pursue cost cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset any required price reductions, our financial position, results of operations and cash flows could be adversely impacted.
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
Our revolving credit facility and the indenture governing our $225.0 million of 8.250% Senior Notes due 2020 ("Senior Notes") contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
However, while the indenture governing the Senior Notes places limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, and make loans and investments, these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made in compliance with these limitations could be substantial. In addition, restrictive covenants in our revolving credit facility require us in certain circumstances to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them. You should read our more detailed descriptions of our revolving credit facility and the indenture governing our Senior Notes in our filings with the Securities and Exchange Commission, as well as the documents themselves, for further information about these covenants.
A breach of the covenants or restrictions under the indenture governing the Senior Notes or under our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our revolving credit facility could permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
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
In addition, a payment default, including an acceleration following an event of default, under our revolving credit facility or under our indentures for our 4.5% Cash Convertible Senior Notes due 2015 ("Convertible Notes") and our Senior Notes, could each trigger an event of default under the other debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or refinance our debt obligations, including the Senior Notes and our Convertible Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes and Convertible Notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the Senior Notes and Convertible Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our revolving credit facility and the indenture governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or certain forms of equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes and Convertible Notes could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
The conditional conversion features of our Convertible Notes, if triggered, may adversely affect our financial position, operating results and cash flows.
In the event the conditional conversion features of our Convertible Notes are triggered, holders of such notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle our conversion obligation through the payment of cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operation and cash flows. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The convertible note hedge and warrant transactions that we entered into in connection with the issuance of our Convertible Notes may affect the market price of our common stock.
In connection with the issuance of our Convertible Notes, we entered into privately negotiated convertible note hedge transactions and warrant transactions. Under the terms of the convertible note hedge transactions, we purchased cash-settled call options relating to shares of our common stock. Under the terms of the warrant transactions, we sold to the option counterparties net-share-settled warrants relating to our common stock.
We have been informed that, in connection with establishing their initial hedge positions with respect to the convertible note hedge transactions and the warrant transactions, the option counterparties and/or their affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of our Convertible Notes and that the option counterparties and/or their affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of our Convertible Notes (and are likely to do so during any settlement averaging period related to a conversion of our Convertible Notes). The effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock.
We are subject to counterparty risk with respect to the convertible note hedge transactions.
The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If one or more of the option counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in volatility of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations, by one of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock and we may be prevented under our revolving credit facility (or any replacement credit facility) from paying the cash amount due upon the conversion of our Convertible Notes. We can provide no assurances as to the financial stability or viability of any of the option counterparties.
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
As the economy and markets for our products move through economic downturns or supply otherwise begins to exceed demand through increases in capacity or reduced demand, it is increasingly important for us to be a low cost producer. Although we have undertaken and expect to continue to undertake productivity and cost reduction initiatives to improve performance, including deployment of company-wide business improvement methodologies, such as our Kaiser Production System, which involves the integrated utilization of application and advanced process engineering and business improvement methodologies such as Lean manufacturing, Total Productive Manufacturing and Six Sigma, we cannot assure you that all of these initiatives will be completed or beneficial to us or that any estimated cost saving from such activities will be fully realized. Even when we are able to generate new efficiencies successfully in the short- to medium-term, we may not be able to continue to reduce cost and increase productivity over the long term.
Our business could be adversely affected by increases in the cost of raw materials and freight.
The price of primary aluminum has historically been subject to significant cyclical price fluctuations, and the timing of changes in the market price of aluminum is largely unpredictable. Although our pricing of fabricated aluminum products is generally intended to pass the risk of price fluctuations on to our customers, we may not be able to pass on the entire cost of increases to our customers or offset fully the effects of higher costs for other raw materials or freight through the use of surcharges and other measures, which may cause our profitability to decline. There will also be a potential time lag between increases in costs for raw materials or freight under our purchase contracts and the point when we can implement a corresponding increase in price under our sales contracts with our customers. As a result, we may be exposed to fluctuations in the costs for raw material, including aluminum and freight, since, during the time lag, we may have to bear the additional cost increase under our purchase contracts. If these events were to occur, they could have a material adverse effect on our financial position, results of operations and cash flows. In addition, increases in raw material costs may cause some of our customers to substitute other materials for our products over time, adversely affecting our financial position, results of operations and cash flows due to a decrease in the sales of fabricated aluminum products.

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
We use over-the-counter (“OTC”) derivatives products to hedge our risks relating to primary aluminum prices, energy prices, and, to a lesser extent, foreign currency. Recent legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. If regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities.
Our hedging programs may limit the income and cash flows we would otherwise expect to receive if our hedging program were not in place and may otherwise affect our business.
From time to time in the ordinary course of business, we enter into hedging transactions to limit our exposure to price risks relating to primary aluminum prices, energy prices and foreign currency. To the extent that these hedging transactions fix prices or exchange rates and primary aluminum prices, energy costs or foreign exchange rates are below the fixed prices or rates established by these hedging transactions, our income and cash flows will be lower than they otherwise would have been. Additionally, to the extent that primary aluminum prices, energy prices and/or foreign currency exchange rates deviate materially and adversely from fixed, floor or ceiling prices or rates established by outstanding hedging transactions, we fail to satisfy the covenants, or an event of default occurs under the terms of the underlying documents, we could incur margin calls that could adversely impact our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. Conversely, we are exposed to risks associated with the credit worthiness of our hedging counterparties. The credit worthiness of hedging counterparties is inherently difficult to assess and can change quickly and dramatically, as demonstrated by the significant trading losses and bankruptcies of some large financial institutions in recent years. Non-performance by a counterparty could have a material adverse effect on our financial position, results of operations and cash flows.
We are exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation and other economic factors in the countries in which we operate, service customers or purchase raw materials.
Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates in the countries in which we operate, service customers or purchase raw materials, could affect our revenues, expenses and results of operations. In particular, lower valuation of the U.S. dollar against other currencies, particularly the Canadian dollar and Euro, may affect our profitability as some important raw materials are purchased in other currencies, while products generally are sold in U.S. dollars.
Our ability to keep key management and other personnel in place and our ability to attract management and other personnel may affect our performance.
We depend on our senior executive officers and other key personnel to run our business, and we design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans. The loss of any of these officers or other key personnel or failure to attract key personnel could materially and adversely affect our succession planning and operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to improve manufacturing operations, conduct research activities successfully and develop marketable products.
Our failure to maintain satisfactory labor relations could adversely affect our business.
A significant number of our employees are represented by labor unions under labor contracts with varying durations and expiration dates, including labor contracts with the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL - CIO, CLC (“USW”), covering seven of our manufacturing locations. Employees represented by labor unions under labor contracts represented approximately 63% of our employees at December 31, 2012. Contracts at our manufacturing locations expire in 2013 through 2017. We may not be able to renegotiate or negotiate these or our other labor contracts on satisfactory terms. As part of any negotiation, we may reach agreements with respect to future wages and benefits that could materially and adversely affect our future financial position, results of operations and cash flows. In addition, negotiations could divert management attention or result in union-initiated work actions, including strikes or work stoppages, that could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, the existence of labor agreements may not prevent such union-initiated work actions.
Our participation in multi-employer union pension plans may have a material adverse effect on our financial performance.
We are required to make contributions to multi-employer pension plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits generally are based on a fixed amount for each year of service. Based on the most recent information available to us, we believe a number of these multiemployer plans are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can impact remaining employers. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans and other employers who participate in the plans, government regulations and the actual return on assets held in the plans, among other factors.
Our business is regulated by a wide variety of health and safety laws and regulations and compliance may be costly and may adversely affect our business.
Our operations are regulated by a wide variety of health and safety laws and regulations, including recently executed federal health care legislation. Compliance with these laws and regulations may be costly and could have a material adverse effect on our results of operations. In addition, these laws and regulations are subject to change at any time, and we can give you no assurance as to the effect that any such changes would have on our operations or the amount that we would have to spend to comply with such laws and regulations as so changed.
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
Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Laws enacted by Congress or policies of the Environmental Protection Agency could regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs. Certain of our manufacturing plants use significant amounts of energy, including electricity and natural gas, and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that are likely to be imposed by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. It is too early to predict how existing or future regulation will affect our business, operations or financial results.
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
Additionally, as with environmental laws and regulations, the other laws and regulations which govern our business are subject to change at any time. Compliance with changes to existing laws and regulations could have a material adverse effect on our financial position, results of operations and cash flows.
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
We are currently engaged in, and have recently completed, various investment and expansion projects. Our ability to complete such projects, and the timing and costs of doing so, are subject to various risks associated with all major construction projects, many of which are beyond our control, including technical or mechanical problems, economic conditions and permitting. Additionally, the start up of operations after such projects have been completed can be complicated and costly. If we are unable to fully complete these projects, if the actual costs for these projects exceed our expectations, or if the start up phase after completion is more complicated than anticipated, our financial position, results of operations and cash flows could be adversely affected.
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

We operate in multiple tax jurisdictions and pay tax on our income according to the tax laws of these jurisdictions. Various factors, some of which are beyond our control, determine our effective tax rate and/or the amount we are required to pay, including changes in or interpretations of tax laws in any given jurisdiction, our ability to use net operating losses and tax credit carryforwards and other tax attributes, changes in geographical allocation of income and expense, and our judgment about the realizability of deferred tax assets. Such changes to our effective tax rate could materially adversely affect our financial position, liquidity, results of operations and cash flows.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the Nasdaq Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may be subject to increase in insurance costs, we may not have access to the capital markets, and our stock price may be adversely affected.
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
We may not be able to utilize all of our net operating loss carryforwards.
We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the United States. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Internal Revenue Code of 1986 (the “Code”). Our certificate of incorporation prohibits and voids certain transfers of our common stock in order to reduce the risk that an ownership change will jeopardize our net operating loss carryforwards. Because U.S. tax law limits the time during which carryforwards may be applied against future taxes, we may not be able to take full advantage of the carryforwards for federal income tax purposes. In addition, federal and state tax laws pertaining to net operating loss carryforwards may be changed from time to time such that the net operating loss carryforwards may be reduced or eliminated. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future income will not be shielded from federal and state income taxation, and the funds otherwise available for general corporate purposes would be reduced.
Transfer restrictions and other factors could hinder the market for our common stock.

In order to reduce the risk that an ownership change would jeopardize the preservation of our U.S. federal income tax attributes, including net operating loss carryforwards, for purposes of Sections 382 and 383 of the Code, our certificate of incorporation includes restrictions on transfers involving 5% ownership. These transfer restrictions may make our stock less attractive to large institutional holders, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our common stock and otherwise hinder the market for our common stock.
We could engage in or approve transactions involving our common shares that inadvertently impair the use of our federal income tax attributes.
Section 382 of the Code affects our ability to use our federal income tax attributes, including our net operating loss carryforwards, following a more than 50% change in ownership during any period of 36 consecutive months, an ownership change, as determined under the Code. Certain transactions may be included in the calculation of an ownership change, including transactions involving our repurchase or issuance of our common shares. When we engage in or approve any transaction involving our common shares that may be included in the calculation of an ownership change, our practice is to first perform the calculations necessary to confirm that our ability to use our federal income tax attributes will not be affected. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common shares that causes an ownership change and inadvertently impairs the use of our federal income tax attributes.
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

•
non-cash charges including last-in, first-out, or “LIFO”, inventory charges and impairments, lower of cost or market valuation adjustments to inventory, mark-to-market gains and losses related to our derivative transactions and impairments of fixed assets and intangible assets;

•	unanticipated interruptions of our operations including variations in the maintenance needs for our facilities;

•	unanticipated changes in our labor relations; and

•	U.S. and global economic conditions.
Our annual variable payment obligations to the VEBAs are linked with our profitability, which means that not all of our earnings will be available to our stockholders.
We are obligated to make annual payments to the two voluntary employer's beneficiary associations (“VEBAs”) that provide benefits for certain eligible retirees and their spouses and eligible dependents calculated in part on our profitability and therefore, not all of our earnings will be available to our stockholders. The aggregate amount of our annual payments to the VEBAs is capped however at $20 million and is subject to other limitations. As a result of these variable payment obligations, our cash flows may be reduced. Our obligation to the VEBA that provides benefits for eligible retirees represented by certain unions and their surviving spouse and eligible dependents (the “Union VEBA”) terminates on September 30, 2017. In the future, groups representing our current and future retired hourly employees, or the Union VEBA itself, may seek to extend our obligation to the Union VEBA beyond the current termination date. Any such extension could have a material adverse effect on our financial position, results of operations and cash flows.

The ownership of our stock is concentrated, with a few owners who may, individually or collectively, exert significant influence over us.
Certain investment funds, advisers and organizations own greater than 5% of our outstanding common stock as of December 31, 2012. As a result, any of them could have significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders. This concentration of ownership could also facilitate or hinder proxy contests, tender offers, open market purchase programs, mergers or other purchases of our common stock that might otherwise give stockholders the opportunity to realize a premium over the then prevailing market price of our common stock or cause the market price of our common stock to decline. We cannot assure you that the interests of our major stockholders will not conflict with our interests or the interests of our other investors.
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
Our Board of Directors has declared a cash dividend for each quarter since the summer of 2007. The future declaration and payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on a number of factors, including our financial and operating results, financial position, and anticipated cash requirements. We can give no assurance that dividends will be declared and paid or that dividends will not be reduced in the future. Additionally, our revolving credit facility and the indenture for our Senior Notes restrict our ability to pay dividends and repurchase our common shares.
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
Delaware law and our governing documents may impede or discourage a takeover, which could adversely affect the value of our common stock.
Provisions of Delaware law and our certificate of incorporation and bylaws may discourage a change of control of our company or deter tender offers for our common stock. We are currently subject to anti-takeover provisions under Delaware law. These anti-takeover provisions impose various impediments to the ability of a third party to acquire control of us. Additionally, provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences and privileges and restrictions of unissued shares of preferred stock without any vote or action by our stockholders. As a result, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of common stock. Our certificate of incorporation also divides our Board of Directors into three classes of directors who serve for staggered terms. A significant effect of a classified Board of Directors may be to deter hostile takeover attempts because an acquirer could experience delays in replacing a majority of directors. Moreover, stockholders are not permitted to call a special meeting. Our certificate of incorporation prohibits certain transactions in our common stock involving 5% stockholders or parties who would become 5% stockholders as a result of the transaction. The general effect of these transfer restrictions is to ensure that a change in ownership of more than 45% of our outstanding common stock cannot occur in any three-year period without the consent of our Board of Directors. These rights and provisions may have the effect of delaying or deterring a change of control of our company and may limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Information regarding the location, size and ownership of our principal plants as of December 31, 2012 is below:

Location	Square footage	Owned or Leased
Chandler, Arizona (Extrusion)	115,000	Owned/Leased[1]
Chandler, Arizona (Tube)	93,000	Owned/Leased[2]
Florence, Alabama	252,000	Owned
Jackson, Tennessee	310,000	Owned
Kalamazoo, Michigan	465,000	Leased[3]
London, Ontario (Canada)	265,000	Owned
Los Angeles, California	183,000	Owned
Newark, Ohio	1,293,000	Owned
Richland, Washington	45,000	Leased[4]
Richmond (Bellwood), Virginia	430,000	Owned
Sherman, Texas	313,000	Owned
Spokane, Washington	2,866,000	Owned/Leased[5]
Total	6,630,000

___________________________________

[1]	The Chandler, Arizona (Extrusion) facility is subject to a land lease with a primary lease term that expires in 2023. The facility is owned by us and is not subject to any leases.

[2]
The Chandler, Arizona (Tube) facility is subject to a land lease with a primary lease term that expires in 2033. We have certain extension rights in respect of the Chandler, Arizona (Tube) facility lease. The facility is owned by us and is not subject to any leases.

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
Our corporate headquarters, located in Foothill Ranch, California, is a leased facility consisting of 28,000 square feet at December 31, 2012, with an expiration date of June 2016.

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our outstanding common stock is traded on the Nasdaq Global Select Market under the ticker symbol “KALU.”
The following table sets forth the high and low closing sale prices of our common stock for each quarterly period for fiscal years 2012 and 2011:

	High	Low
Fiscal 2012
First quarter	$52.46	$46.82
Second quarter	$52.57	$46.62
Third quarter	$59.15	$49.42
Fourth quarter	$61.75	$56.27
Fiscal 2011
First quarter	$52.77	$45.88
Second quarter	$54.62	$46.37
Third quarter	$56.30	$43.71
Fourth quarter	$49.46	$40.26
Holders
As of February 13, 2013, there were approximately 583 holders of record of our common stock.
Dividends
We declare and pay regular quarterly cash dividends to holders of our common stock, including holders of restricted stock. We also pay quarterly dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to approximately one half of the performance shares issued under our equity and performance incentive plan. Total cash dividends (and dividend equivalents) paid in 2012, 2011 and 2010 were $1.00 per share (or $19.6 million), $0.96 per share (or $18.9 million) and $0.96 per share (or $19.0 million), respectively.
On January 14, 2013, we announced that our Board of Directors approved the declaration of a quarterly cash dividend of $0.30 per common share, or $5.9 million (including dividend equivalents), which was paid on February 15, 2013 to stockholders of record at the close of business on January 25, 2013.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position and anticipated cash requirements and contractual restrictions under our revolving credit facility and the indenture for our 8.250% Senior Notes due 2020, or indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock with: (i) the Russell 2000 and (ii) the S&P SmallCap 600. The graph assumes (i) an initial investment of $100 as of December 31, 2007 and (ii) reinvestment of all dividends. We are a component of both the Russell 2000 index and the S&P SmallCap 600 index. The performance graph is not necessarily indicative of future performance of our stock price.

Issuer Repurchases of Equity Securities

We did not repurchase any of our own common stock during the fourth quarter of 2012.

Our Board of Directors approved a program for the repurchase of up to $75 million of our common shares in June 2008. During 2012, 2011 and 2010, we did not purchase any shares of our common stock under this program, and as of December 31, 2012, $46.9 million remained available for repurchases under the existing authorization. The program may be modified or terminated by our Board of Directors at any time. All shares repurchased under this stock repurchase program have been treated as treasury shares.
Item 6. Selected Financial Data
The following table represents our selected financial data. The table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” of this Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions of dollars, except shipments, average sales price and per share amounts)
Net sales	$1,360.1	$1,301.3	$1,079.1	$987.0	$1,508.2
Net income (loss)	$85.8	$25.1	$12.0	$70.5	$(68.5)
Basic income (loss) per share:
Net income (loss) per share	$4.49	$1.32	$0.61	$3.51	$(3.45)
Diluted income (loss) per share:
Net income (loss) per share	$4.45	$1.32	$0.61	$3.51	$(3.45)
Shipments (mm lbs)	585.9	560.9	514.6	542.4	691.6
Average realized sales price (per lb)	$2.32	$2.32	$2.10	$1.82	$2.18
Cash dividends declared per common share	$1.00	$0.96	$0.96	$0.96	$0.66
Capital expenditures	$44.1	$32.5	$38.9	$59.2	$93.2
Depreciation and amortization expense	$26.5	$25.2	$19.8	$16.4	$14.7

	December 31,
	2012	2011	2010	2009	2008
Total assets	$1,752.5	$1,320.6	$1,318.9	$1,054.6	$1,145.4
Cash and short term investment	358.4	49.8	135.6	30.3	0.2
Long-term borrowings (at face value), including amounts due within one year	400.0	179.7	188.0	7.0	43.0

In addition to the operational results discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” significant items that impacted the financial results included, but were not limited to, the following:
     2012:

•	We issued $225.0 million principal amount of 8.250% Senior Notes due 2020, resulting in proceeds of $218.4 million net of $6.6 million of initial transaction fees.

•	We recorded $16.0 million of non-cash, pre-tax, unrealized mark-to-market gains on our derivative instruments.

•
We recorded $11.9 million of net periodic pension benefit income relating to two voluntary employee's beneficiary associations that provide benefits for certain eligible retirees and their spouses and eligible dependents (the “VEBAs”).

•
Our Board of Directors released stock transfer restrictions on 2,202,495 shares of our common stock owned by the VEBA that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (the “Union VEBA”), at a weighted-average price of $49.31 per share, thereby increasing Union VEBA assets by $108.6 million and increasing Stockholders' equity by $67.3 million (net of tax).

•	We recorded a variable contribution payable to the VEBAs of $20.0 million with respect to calendar year 2012, which will be paid in the first quarter of 2013.
     2011:

•
We completed the strategic acquisition from Alexco, LLC of the Chandler, Arizona (Extrusion) facility, which manufactures hard alloy extrusions for the aerospace industry. Cash consideration for the acquisition was approximately $83.2 million (which was net of $4.9 million cash received in the acquisition).

•	We recorded $25.9 million of non-cash, pre-tax, unrealized mark-to-market losses on our derivative instruments.

•	We recorded $6.0 million of net periodic pension benefit income relating to the VEBAs.

•
The Union VEBA sold 1,321,485 shares of our common stock at a weighted-average price of $49.58 per share, thereby increasing Union VEBA assets by $65.5 million and increasing Stockholders’ equity by $40.5 million (net of tax).

2010:

•
We issued $175.0 million principal amount of 4.5% Cash Convertible Senior Notes due 2015 (“Convertible Notes”) and purchased call options indexed to our own stock to hedge the cash obligations upon potential conversion of the Convertible Notes.

•
We increased our environmental reserve by $13.9 million, of which $13.4 million was in connection with our submission of a draft feasibility study to the Washington State Department of Ecology on September 8, 2010 to address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington facility and to reflect plans for remediation for the next 30 years.

•
We completed the strategic acquisition of the manufacturing facility in Florence, Alabama, and related assets, of Nichols. Consideration for the acquisition was $15.7 million, consisting of a $9.0 million cash payment and a promissory note of $6.7 million, as well as the assumption of certain liabilities totaling approximately $2.1 million.

•	We recorded $5.6 million of non-cash, pre-tax, unrealized mark-to-market losses on our derivative instruments.

•	We recorded $5.1 million of net periodic pension benefit cost relating to the VEBAs.

•
The Union VEBA sold 1,321,485 shares of our common stock at a weighted-average price of $39.39 per share, thereby increasing Union VEBA assets by $52.1 million and increasing Stockholders’ equity by $32.5 million (net of tax).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K (this "Report") contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative of the foregoing or other variations of comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automobile and other end market applications we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. This Item and Item 1A. “Risk Factors” each identify other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview;

•	Management Review of 2012 and Outlook for the Future;

•	Results of Operations;

•	Certain Information Related to Our Significant Tax Attributes;

•	Liquidity and Capital Resources;

•	Contractual Obligations, Commercial Commitments, and Off-Balance-Sheet and Other Arrangements;

•	Critical Accounting Estimates and Policies;

•	New Accounting Pronouncements; and

•	Available Information.
Our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Report.
In the discussion of operating results below, certain items are referred to as non-run-rate items. For purposes of such discussion, non-run-rate items are items that, while they may recur from period-to-period, (i) are particularly material to results, (ii) affect costs primarily as a result of external market factors, and (iii) may not recur in future periods if the same level of underlying performance were to occur. Non-run-rate items are part of our business and operating environment but are worthy of being highlighted for the benefit of the users of the financial statements. Our intent is to allow users of the financial statements to consider our results both in light of and separately from items such as fluctuations in underlying metal prices, natural gas prices, and currency exchange rates. For a reconciliation of operating income excluding non-run-rate items to operating income, see “Results of Operations Segment and Business Unit Information” below.
In addition to non-run-rate items, we also provide information regarding value added revenue. Value added revenue represents net sales less the hedged cost of alloyed metal. As discussed further below, (i) a fundamental part of our business is to mitigate the impact of metal price volatility through pricing policies that pass metal costs through to our customers and a hedging program that addresses metal price exposure in circumstances in which we are unable to pass metal costs through to our customers and (ii) as a result of our pricing policies and hedging program, fluctuations in underlying metal price do not directly impact our profitability. Accordingly, value added revenue is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the metal cost component thereof. For a reconciliation of value added revenue to net sales, see “Results of Operations Segment and Business Unit Information” below.
Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for aerospace / high strength, general engineering, automotive, and other industrial applications.
At December 31, 2012, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market applications. Through these facilities, we produced and shipped approximately 585.9 million pounds of semi-fabricated aluminum products which comprised all of our total consolidated net sales of approximately $1,360.1 million during the year ended December 31, 2012.
We have long-standing relationships with our customers, which consist primarily of blue-chip companies including leading aerospace companies, automotive suppliers and metal distributors. In our served markets, we seek to be the supplier of choice by providing “Best in Class” customer satisfaction and offering a broad product portfolio. We have a culture of continuous improvement that is facilitated by the Kaiser Production System (“KPS”), an integrated application of continuous improvement tools such as, among others, Lean Manufacturing, Six Sigma and Total Productive Manufacturing. We believe KPS enables us to continuously reduce our own manufacturing costs, eliminate waste throughout the value chain, and deliver “Best in Class” customer service through consistent, on-time delivery of superior quality products on short lead times. We strive to tightly integrate the management of our operations across multiple production facilities, product lines and our served markets in order to maximize the efficiency of product flow to our customers.
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement through to customers, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for 2012, 2011 and 2010 were $0.92, $1.09 and $0.99, respectively. At February 13, 2013, the LME transaction price per pound was $0.95.
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
In the commercial aerospace sector, we believe that global economic growth and development will continue to drive growth in airline passenger miles. In addition, trends such as longer routes and larger payloads and a focus on fuel efficiency have increased the demand for new and larger aircraft. We believe that the long-term demand drivers, including growing build rates, larger airframes and increased use of monolithic design (where aluminum plate is heavily machined to form the desired part from a single piece of metal as opposed to using aluminum sheet, extrusions or forgings that are affixed to one another using rivets, bolts or welds) throughout the industry will continue to increase demand for our high strength aerospace plate. We believe the strength of demand is demonstrated by the current eight-year backlog for the two primary manufacturers of commercial aircraft.

Our products are also sold into defense end market applications. Ongoing requirements of active military engagements continue to drive demand for our products. Longer term, we expect the production of the F-35, or Joint Strike Fighter, to also drive demand for our high strength products.
Commercial aerospace and defense applications have demanding customer requirements for quality and consistency. As a result, there are a very limited number of suppliers worldwide who are qualified to serve these market segments. We believe barriers to entry include significant capital requirements, technological expertise and a rigorous qualification process for safety-critical applications.
We expect the 2013 North American automotive sector build rates to increase approximately 2% over 2012. Our automotive products typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2011, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.2%, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
Our general engineering products serve the North American industrial market segments, and demand for these products generally tracks the broader economic environment.
For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat our Fabricated Products segment as its own reportable segment. We combine our two other business units, Secondary Aluminum and Corporate and Other into one category, which we refer to as All Other. All Other is not considered a reportable segment (see Note 15 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report).
     Management Review of 2012 and Outlook for the Future
Overall Fabricated Products shipment volumes in 2012 increased as compared to 2011, reflecting improved economic conditions and stronger demand for our aerospace and high strength and general engineering end market applications. Shipments of aerospace and high strength products increased in 2012 due primarily to higher demand for heat treat plate and sheet for commercial aerospace applications. Higher shipments of general engineering products reflected an improving overall North American economy and the resulting stronger demand for those products.
Our 2012 results reflected a 4% increase in Fabricated Products shipment volume. The Fabricated Products average realized prices remained flat reflecting higher value added revenue per pound offset by lower underlying hedged, alloyed metal prices passed through to customers. Value added revenue per pound increased due to a shift in mix toward higher margin products during the year and price improvements on some products.
In 2012, we (i) pursued a fourth phase of investment at our Trentwood facility in Spokane, Washington to increase aerospace plate capacity by approximately 5% as of the end of 2012, (ii) continued to ramp up production at our world class Kalamazoo, Michigan casting and extrusion facility, (iii) continued to improve manufacturing efficiencies to achieve further cost improvements over our 2011 performance, (iv) expanded our product offering of KaiserSelect® products to meet the needs and specifications of our customers, and (v) strengthened our financial position through the issuance of $225 million of 8.250% Senior Notes due 2020 ("Senior Notes").

The long-term prospects for aerospace and high strength products remain strong, and we continue to expect strong demand growth for our products driven by increasing build rates, larger airframes, and continued conversion to monolithic design. We are well positioned to meet this growing demand with the recent completion of our Phase 4 heat treat plate expansion at the Spokane, Washington facility and the ability to support future capital efficient expansions as needed to keep pace with demand. In 2012, we achieved record value added revenue for aerospace applications, and we expect continued demand strength in 2013, albeit at more modest levels of growth compared to 2012.

While automotive build rates are expected to show only modest improvements in North America in 2013 compared to 2012, we continue to be optimistic about long-term automotive growth opportunities attributable to increasing aluminum extrusion content and higher build rates. Demand for our general engineering and industrial applications reflects continued economic uncertainty and weak industrial manufacturing demand. However with extremely lean inventories in the supply chain, we could see accelerated improvement in demand for these applications if confidence levels improve and the U.S. economy demonstrates sustainable growth. At this time, our visibility remains limited and we do not see evidence of a significant change in demand in 2013.

Longer term, we are well positioned in attractive, growing markets, particularly aerospace and automotive. With improving demand and the benefit from our organic and acquisition investments, our long-term earnings potential remains strong. We have a strong platform for capital-efficient expansion to serve our growing markets as evidenced by the expansion of our aerospace plate capacity at the Trentwood facility in Spokane, Washington completed in 2012 as well as further plate capacity expansion opportunities that are ready to launch as we receive clear demand signals from the marketplace. In addition, we will continue to consider complementary acquisitions.
Our focus in 2013 will be:

•
continuing to differentiate ourselves with additional KaiserSelect® products, “Best In Class” customer satisfaction, strong delivery performance, expanded product breadth, and broader geographic marketing presence;

•	continuing to improve the manufacturing efficiencies of our facilities to generate additional cost improvements over our 2012 performance; and

•	continuing to invest in our facilities to support growth and further enhance operating efficiencies.
Results of Operations
     Fiscal 2012 Summary

•
Net sales in 2012 increased to $1,360.1 million compared to $1,301.3 million for 2011. The increase included higher Fabricated Products segment shipment volume, reflecting improved economic conditions and stronger demand for products across most of our end markets.

•
Our operating income for 2012 was $165.9 million compared to operating income of $55.0 million for 2011. Operating income for 2012 included items that we consider to be non-run-rate, which totaled to a benefit of $18.9 million, primarily related to non-cash mark-to-market gains on our derivative instruments of $15.2 million. Operating income for 2011 included significant non-run-rate items totaling to a charge of $31.2 million, primarily related to non-cash mark-to-market losses on our derivative instruments of $29.9 million. (See further discussion of our operating income before non-run-rate in “Segment and Business Unit Information” below.)

•	Net income for 2012 was $85.8 million, compared to $25.1 million of net income for 2011. Net income for 2012 and 2011 included the non-run-rate items as discussed above.

•	Our effective tax provision rate for 2012 was 38.5% (see discussion in “Consolidated Selected Operational and Financial Information - Income Tax Provision” below).

•	In May 2012, we issued $225.0 million principal amount of Senior Notes resulting in proceeds of $218.4 million net of $6.6 million of initial transaction fees.

•	We had combined cash balances, short-term investments, and net borrowing availability under our revolving credit facility of approximately $618.2 million, with no borrowings, as of December 31, 2012.

•
We paid a total of approximately $19.6 million, or $1.00 per common share, in cash dividends to stockholders, including holders of restricted stock, and in dividend equivalents to the holders of certain restricted stock units and the holders of performance shares with respect to approximately one half of all outstanding performance shares.

•
Our Board of Directors released the stock transfer restrictions on 2,202,495 shares of our common stock owned by a voluntary employee's beneficiary association (“VEBA”), that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (the “Union VEBA”), at a weighted-average price of $49.31 per share, thereby increasing VEBA assets by $108.6 million and increasing Stockholders' equity by $67.3 million (net of tax).

Consolidated Selected Operational and Financial Information
The table below provides selected operational and financial information on a consolidated basis (in millions of dollars, except shipments and prices) for 2012, 2011 and 2010.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Report. See Note 15 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for further information regarding segments.

	Year Ended December 31,
	2012	2011	2010
	(In millions of dollars, except shipments and average sales price)
Shipments (mm lbs):
Fabricated Products	585.9	560.9	514.2
All Other[1]	—	—	0.4
	585.9	560.9	514.6
Average Realized Sales Price (per pound):
Fabricated Products[2]	$2.32	$2.32	$2.10
All Other[1]	$—	$—	$0.92
Net Sales:
Fabricated Products	$1,360.1	$1,301.3	$1,078.8
All Other[1]	—	—	0.3
Total Net Sales	$1,360.1	$1,301.3	$1,079.1
Operating Income (Loss):
Fabricated Products[3] [4]	$190.8	$83.6	$81.7
All Other[5]	(24.9)	(28.6)	(40.6)
Total Operating Income	$165.9	$55.0	$41.1
Income tax provision	$(53.8)	$(16.2)	$(13.1)
Net Income	$85.8	$25.1	$12.0
Capital Expenditures	$44.1	$32.5	$38.9
________________________________

[1]
Shipments, averaged realized prices and net sales in All Other in 2010 represent activity involving primary aluminum purchased by us from Anglesey Aluminium Limited (“Anglesey”), in which we have a 49% equity investment while it continued its smelting operations (prior to September 30, 2009) and resold by us. (See further discussion in “Segment and Business Unit Information” below.)

[2]
Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix and underlying primary aluminum prices, and are not necessarily indicative of changes in underlying profitability.

[3]
Operating results in the Fabricated Products segment for 2012, 2011 and 2010 included non-cash LIFO inventory (benefits) charge of $(4.9) million, $(7.1) million and $16.5 million, respectively. Also included in the Fabricated Products segment operating results for 2012, 2011 and 2010 were $1.1 million, $1.7 million and $13.6 million, respectively, of environmental expense. Fabricated Products segment operating results for 2012 and 2010 also included $4.4 million and $3.9 million of asset impairment charge relating to certain Property, plant and equipment.

[4]
Fabricated Products segment results for 2012, 2011 and 2010 include non-cash mark-to-market gains (losses) on primary aluminum, natural gas and electricity hedging activities totaling $15.2 million, $(29.9) million and $(0.7) million, respectively. For further discussion regarding mark-to-market matters, see Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.

[5]
Operating results in All Other represent operating expenses in the Corporate and Other business unit. Operating results of All Other include VEBA net periodic benefit (income) expense of $(11.9) million, $(6.0) million and $5.1 million for 2012, 2011 and 2010, respectively.

     Summary. We reported net income of $85.8 million for 2012 compared to $25.1 million for 2011 and $12.0 million for 2010. All periods include a number of non-run-rate items that are more fully explained below. See "Segment and Business Unit Information" below for a detailed discussion.
     Net Sales. We reported Net sales for 2012 of $1,360.1 million, compared to $1,301.3 million for 2011 and $1,079.1 million for 2010. As more fully discussed below, the increase in Net sales during 2012 was primarily due to an increase in Fabricated Products segment shipments. The average realized sales price per pound compared to the prior year was flat reflecting higher value added revenue offset by lower underlying metal prices. Fluctuations in the price of primary aluminum do not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly through to customers and (ii) our hedging activities in support of Fabricated Products segment firm-price sales agreements limit our losses and gains from primary metal price changes.
The increase in Net sales during 2011 compared to 2010 was primarily due to an increase in Fabricated Products segment shipments and an increase in average realized sales price per pound compared to the prior year. The increase in average realized sales price per pound was a result of higher value added revenue and higher underlying metal prices.
     Cost of Products Sold, Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items for 2012 totaled $1,116.2 million, or 82% of Net sales, compared to $1,129.0 million, or 87% of Net sales, in 2011 and $946.1 million, or 88% of Net sales, in 2010. See "Segment and Business Unit Information" below for a detailed discussion of the comparative results of operations for 2012, 2011 and 2010.
Unrealized (gains) losses on derivative instruments. Unrealized (gains) losses on derivative instruments were $(15.2) million, $29.9 million and $0.7 million for 2012, 2011 and 2010, respectively. Such (gains) losses are related to our operational hedges to mitigate the our exposure to changes in prices for certain products sold and consumed by us and, to a lesser extent, to mitigate our exposure to changes in foreign currency exchange rates.
     Restructuring Benefits. Restructuring benefits were $0.3 million in 2010, primarily relating to $1.0 million of revisions of estimated employee termination costs, offset by an additional restructuring charge of $0.7 million in regards to the impairment of certain Construction in Progress assets. Restructuring benefits in 2011 were $0.3 million reflecting revisions of estimated employee termination costs. There were no restructuring benefits in 2012.
     Depreciation and Amortization. Depreciation and amortization for 2012 was $26.5 million compared to $25.2 million for 2011 and $19.8 million for 2010. Depreciation and amortization expense increased in 2012 compared to 2011 primarily due to additional Construction in progress being placed into service during 2012 in connection with expansion projects at various facilities. Depreciation and amortization increased in 2011 compared to 2010 primarily due to (i) bringing on-line certain production equipment relating to our investment in the Kalamazoo, Michigan facility, (ii) additional depreciation expense relating to property, plant and equipment acquired in connection with the acquisitions of the Florence, Alabama facility and the Chandler, Arizona (Extrusion) facility, and (iii) amortization of intangible assets acquired in connection with these acquisitions.
     Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $62.2 million in 2012 compared to $62.7 million in 2011. The slight decrease during 2012 was primarily due to (i) a $5.9 million increase in periodic pension benefit income with respect to the Union VEBA and a VEBA that provide benefits for certain other eligible retirees, their surviving spouses and eligible dependents (the “Salaried VEBA,” and together with the Union VEBA, the “VEBAs”) and (ii) a $2.1 million decrease in environmental expense, offset by (iii) a $5.5 million increase in employee compensation expense related primarily to our incentive programs as a result of improved operating results, (iv) a $1.2 million increase in workers' compensation expense due to increases in case reserves in 2012, and (v) a $0.7 million increase in expense relating to our deferred compensation plan as a result of mark-to-market gains on deferred compensation assets in 2012.
Selling, administrative, research and development, and general expense totaled $62.7 million in 2011 compared to $67.7 million in 2010. The decrease during 2011 was primarily due (i) a $11.1 million decrease in net periodic pension benefit cost with respect to the VEBAs due to changes in the actuarial estimates, and (ii) a $2.2 million decrease in workers' compensation expense at our non-operating locations due to (a) lower estimated case reserve in 2011, and (b) higher estimated incurred but not reported expenses in 2010 relating to historical workers' compensation cases, partially offset by (c) higher incurred but not reported expenses in 2011 due to a decrease in the discount rate, partially offset by (iii) an increase of $1.9 million relating to our long-term and short-term incentive plans, (iv) a $1.9 million increase in environmental expense at our non-operating locations, (v) an increase in selling expense of $1.7 million primarily as a result of the acquisition of our Chandler, Arizona (Extrusion) facility effective January 1, 2011 and the acquisition of our Florence, Alabama facility on August 9, 2010, and (vi) an increase in research and development expense of approximately $1.2 million.
     Other Operating Charges (Benefits). Other operating charges (benefits) were $4.5 million, $(0.2) million and $4.0 million for 2012, 2011 and 2010, respectively. Other operating charges for 2012 primarily consisted of $4.4 million of impairment charge on two presses that were a part of idled assets. Other operating charges for 2010 consisted of $1.9 million of impairment charge in connection with the sale of our Greenwood, South Carolina facility, and $2.0 million of impairment charge in regard to certain assets relating to Construction in progress.
     Interest Expense. Interest expense represents cash and non-cash interest expense incurred on our debt instruments and our revolving credit facility, net of capitalized interest. Interest expense was $29.1 million, $18.0 million and $11.8 million for 2012, 2011 and 2010, respectively, net of $1.7 million, $1.3 million and $2.8 million of interest capitalization to Construction in progress. Interest expense in 2012 was primarily related to interest expense incurred on our 4.5% Cash Convertible Senior Notes due 2015 (“Convertible Notes”) and on our Senior Notes, which were issued on May 23, 2012. Interest expense in 2011 and 2010 were primarily related to interest incurred on the Convertible Notes.

     Other Income (Expense), Net. Other income (expense), net was $2.8 million for 2012, compared to $4.3 million for 2011 and $(4.2) million for 2010. Other income (expense), net for 2012 primarily consisted of $0.8 million of unrealized mark-to-market gains on the derivative instruments relating to our Convertible Notes, $0.4 million of insurance settlement relating to asbestos claims, $0.5 million realized gains on investments and $0.4 million of interest income. Other income (expense), net for 2011 and 2010 was primarily related to net unrealized mark-to-market changes on the derivative instruments relating to our Convertible Notes.
     Income Tax Provision. The income tax provision for 2012 was $53.8 million, or an effective tax rate of 38.5%. The difference between the effective tax rate and the projected blended statutory tax rate for 2012 was primarily due to (i) an increase in unrecognized tax benefits, including interest and penalties, of $1.2 million, resulting in a 0.9% increase to the blended statutory tax provision rate, and (ii) the impact of a non-deductible compensation expense, which resulted in an increase to the income tax provision of $0.3 million and the blended statutory tax provision rate of 0.2%, offset by (iii) a foreign tax benefit of $0.6 million, which decreased the blended statutory tax provision rate by 0.4%, and (iv) a decrease in the valuation allowance for certain federal and state net operating losses, which resulted in a decrease to the income tax provision of $0.1 million and the blended statutory tax provision rate of 0.1%.
The income tax provision for 2011 was $16.2 million, or an effective tax rate of 39.2%. The difference between the effective tax rate and the projected blended statutory tax rate for 2011 was primarily due to (i) the impact of a non-deductible compensation expense, which resulted in an increase to the income tax provision of $1.1 million and increased the blended statutory tax provision rate by approximately 2.7%, and (ii) a foreign tax benefit, resulting primarily from the reduction of unrecognized tax benefits, including interest and penalties, which decreased the income tax provision by $0.6 million and the blended statutory tax provision by 1.5%.
The income tax provision for 2010 was $13.1 million, or an effective tax rate of 52.2%. The difference between the effective tax rate and the projected blended statutory tax rate for 2010 was primarily due to (i) an increase in the valuation allowance for certain federal and state net operating losses, which resulted in an increase to the income tax provision of $2.1 million and an increase to the blended statutory tax provision rate of 8.4%, (ii) a decrease in state net operating losses related to lower state apportionment in various states of $2.3 million, which increased the blended statutory rate by 9.2%, (iii) reduction of unrecognized tax benefits, including interest and penalties, which decreased the income tax provision by $1.1 million and the blended statutory tax provision rate by approximately 4.4%, and (iv) the impact of a non-deductible compensation expense, which resulted in an increase to the income tax provision of $0.6 million and increased the blended statutory tax provision rate by approximately 2.4%.
Derivatives
From time to time, we enter into derivative transactions, including forward contracts and options, to limit our economic (i.e., cash) exposure resulting from (i) metal price risk related to our sale of fabricated aluminum products and the purchase of metal used as raw material for our fabricated products operations, (ii) energy price risk relating to fluctuating prices of natural gas and electricity used in our production processes, and (iii) foreign currency requirements with respect to our foreign subsidiaries, investment, and cash commitments for equipment purchases. In March 2010, in connection with the issuance of the Convertible Notes, we purchased cash-settled call options (the “Call Options”) relating to our common stock to limit our exposure to the cash conversion feature of the Convertible Notes (see Note 3 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report).
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
The fair value of our derivatives recorded on the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011 was $(8.2) million and $(23.8) million, respectively. The change in the aggregate fair value during 2012 was primarily due to (i) settlement of derivative positions, (ii) changes in underlying primary aluminum, gas and electricity prices and (iii) a net increase in the fair value of derivatives related to the Convertible Notes primarily as a result of an increase in our stock price at December 31, 2012. The changes in market value of derivative contracts resulted in the recognition of a $16.0 million unrealized mark-to-market gain on derivatives, which we consider to be a non-run-rate item (see Note 12 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report).

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
The fair values of financial assets and liabilities are measured on a recurring basis. We have elected not to carry all financial assets and liabilities at fair value, other than as required by GAAP. Financial assets and liabilities that we carry at fair value, as required by GAAP, include (i) our derivative instruments, (ii) the plan assets of the VEBAs and our Canadian defined benefit pension plan, and (iii) available for sale securities, consisting of commercial paper and the investments related to our deferred compensation plan.
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
     Cash Conversion Feature of the Convertible Notes and Call Options — The value of the cash conversion feature of the Convertible Notes is measured as the difference between the estimated fair value of the Convertible Notes and the estimated fair value of the Convertible Notes without the cash conversion feature. The Call Options are valued using a binomial lattice valuation model. See Note 13 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional disclosure regarding these valuations; such disclosure is incorporated herein by reference.
     Employee Benefit Plan and VEBA Assets — In determining the fair value of employee benefit plan and VEBA assets, we utilize primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. We have no management control over, or administration role with respect to, either the Union VEBA or the Salaried VEBA. Both of the VEBAs are managed and administered by separate trustees and organizations, and we have no control over the plan assets. We depend upon the VEBA administrators to provide asset information to us in a timely, complete and accurate manner. The VEBA administrators have no obligation to provide such information to us.
Certain plan assets are valued based upon unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets (e.g., liquid securities listed on an exchange). Such assets are classified within Level 1 of the fair value hierarchy. Valuation of other invested plan assets is based on significant observable inputs (e.g., net asset values of registered investment companies not listed on an exchange, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy. Our Canadian pension plan assets and the plan assets of the VEBAs are measured annually on December 31.
Deferred tax asset
At December 31, 2012, we had $786.8 million of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the United States. Of the $786.8 million of NOL carryforwards at December 31, 2012, $1.7 million represents excess tax benefits related to the vesting of employee restricted stock which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. We also had $29.8 million of alternative minimum tax credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.

During 2012, there was a $124.9 million decrease to the net long-term deferred tax assets, which was primarily due to (i) a $89.3 million increase in the deferred tax liability related to the Union VEBA asset which has no tax basis and (ii) the utilization of Federal net operating losses and credit carryforwards which reduced the net deferred tax asset by $33.4 million.
To preserve the NOL carryforwards available to us, our certificate of incorporation includes certain restrictions on the transfer of our common stock. See “Certain Information Related to Our Significant Tax Attributes” below for additional information regarding these restrictions.
In assessing the realizability of deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of our deferred tax assets, primarily including state NOLs sustained during the prior years and expiring tax benefits, we have a valuation allowance against our deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. The (decrease) increase in the valuation allowance was $(0.1) million, $(1.3) million and $2.1 million in 2012, 2011 and 2010, respectively. The decrease in the valuation allowance for 2012 and 2011 was primarily due to the projected utilization of state NOLs. The increase in the valuation allowance in 2010 was primarily due to the expiration of projected state NOLs as a result of lower state apportionment in various state jurisdictions, of which $0.8 million reversed in the first quarter of 2011 due to a change in tax law in the State of Illinois.
Segment and Business Unit Information

Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, we have one operating segment, which we refer to as Fabricated Products, that produces semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive and other industrial end market applications. We categorize our products by these end market applications as follows: aerospace/high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products), extrusions for automotive applications (which we refer to as Automotive Extrusions), and other industrial products (which we refer to as Other products).

We also have two other business units, Secondary Aluminum and Corporate and Other. The Secondary Aluminum business unit sells value added products, such as ingot and billet, produced by Anglesey. The Corporate and Other business unit provides general and administrative support for our operations.

For purposes of segment reporting under GAAP, we treat the Fabricated Products segment as a reportable segment and combine the two other business units, Secondary Aluminum and Corporate and Other, into one category, which we refer to as All Other. All Other is not considered a reportable segment.
On January 1, 2012, we began reviewing the results of our primary aluminum hedging activities, which prior to
January 1, 2012 had been reported in All Other, with the results of the Fabricated Products segment because we had begun to conduct such hedging activities with respect to primary aluminum solely for the Fabricated Products segment. Accordingly, the results of primary aluminum hedging activities have been included in the Fabricated Products segment for 2012. Prior period results have been conformed to current period presentation.
The accounting policies of the segment and business units are the same as those described in Note 1 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
Fabricated Products
The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Shipments (mm lbs)	585.9	560.9	514.2
Composition of average realized sales price (per pound):
Average realized sales price	$2.32	$2.32	$2.10
Less: hedged cost of alloyed metal	(1.06)	(1.17)	(1.02)
Average realized value added revenue	$1.26	$1.15	$1.08
Composition of net sales:
Net sales	$1,360.1	$1,301.3	$1,078.8
Less: hedged cost of alloyed metal	(623.9)	(657.1)	(522.9)
Value added revenue	$736.2	$644.2	$555.9
Segment Operating Income	$190.8	$83.6	$81.7

The table below provides our Fabricated Products segment's shipment, hedged cost of alloyed metal, value added revenue, sales and per pound information (in millions of dollars except shipments and per pound data) by end market applications for 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
Aero/HS Products:
Shipments (mmlbs)	223.9		192.0		158.9
	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$695.1	$3.10	$596.3	$3.11	$467.3	$2.94
Less: hedged cost of alloyed metal	(244.6)	(1.09)	(219.8)	(1.15)	(171.9)	(1.08)
Value added revenue	$450.5	$2.01	$376.5	$1.96	$295.4	$1.86

GE Products:
Shipments (mmlbs)	232.7		220.2		217.4
	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$441.4	$1.90	$447.0	$2.03	$409.3	$1.88
Less: hedged cost of alloyed metal	(249.4)	(1.07)	(271.8)	(1.23)	(235.3)	(1.08)
Value added revenue	$192.0	$0.83	$175.2	$0.80	$174.0	$0.80

Automotive Extrusions:
Shipments (mmlbs)	62.8		62.8		54.2
	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$125.5	$2.00	$126.9	$2.02	$103.0	$1.90
Less: hedged cost of alloyed metal	(66.5)	(1.06)	(75.3)	(1.20)	(57.4)	(1.06)
Value added revenue	$59.0	$0.94	$51.6	$0.82	$45.6	$0.84

Other Products:
Shipments (mmlbs)	66.5		85.9		83.7
	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$98.1	$1.48	$131.1	$1.53	$99.2	$1.19
Less: hedged cost of alloyed metal	(63.4)	(0.96)	(90.2)	(1.05)	(58.3)	(0.70)
Value added revenue	$34.7	$0.52	$40.9	$0.48	$40.9	$0.49

Total:
Shipments (mmlbs)	585.9		560.9		514.2
	$	$ / lb	$	$ / lb	$	$ / lb
Sales	$1,360.1	$2.32	$1,301.3	$2.32	$1,078.8	$2.10
Less: hedged cost of alloyed metal	(623.9)	(1.06)	(657.1)	(1.17)	(522.9)	(1.02)
Value added revenue	$736.2	$1.26	$644.2	$1.15	$555.9	$1.08

For 2012, Net sales of fabricated products increased by 5% to $1,360.1 million, as compared to 2011, due primarily to a 4% increase in shipments. The increase in shipments was comprised of (i) a 17% increase in Aero/HS products shipments primarily due to higher commercial aerospace demand for plate and sheet products and (ii) a 6% increase in GE products shipments reflecting higher demand in the general engineering end use market, (iii) offset by a 23% decrease in Other Products shipments. Average realized sales price increased slightly, reflecting higher value added revenue per pound, mostly offset by a decrease in hedged, alloyed metal prices as compared to 2011.
For 2011, Net sales of fabricated products increased by 21% to $1,301.3 million, as compared to $1,078.8 million in 2010, due primarily to a 10% increase in average realized sales price and a 9% increase in shipments. The increase in shipments was comprised of (i) a 21% increase in Aero/HS products shipments primarily due to higher commercial aerospace demand for plate and sheet products as well as the inclusion of shipments out of the acquired Chandler, Arizona (Extrusion) and the Florence, Alabama facilities, (ii) a 16% increase in Automotive Extrusions shipments as we saw new aluminum automotive extrusion programs using our products ramp up as well as an increase in existing programs due to the increase in North

American automotive build rates, and (iii) moderate increases in shipments and mix shifts among our GE and Other products. Average realized sales price increased, reflecting both higher value added revenue per pound and higher hedged, alloyed metal prices as compared to 2010.
Operating income in the Fabricated Products segment for 2012, 2011 and 2010 included several large non-run-rate items. These items are listed below (in millions of dollars):

	Year Ended December 31,
	2012	2011	2010
Operating income	$190.8	$83.6	$81.7
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[1]	(2.3)	(0.2)	(0.6)
Mark-to-market gains (losses) on derivative instruments	15.2	(29.9)	(0.7)
Workers' compensation expense due to a change in discount rate[2]	(0.2)	(3.1)	—
Restructuring benefits	—	0.3	0.3
Asset impairment charges	(4.4)	—	(3.9)
Environmental expenses	(1.1)	(1.7)	(13.6)
Total non-run-rate items	7.2	(34.6)	(18.5)
Operating income excluding non-run-rate items	$183.6	$118.2	$100.2
_______________________

[1]
We manage our Fabricated Products segment business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This amount represents the conversion from GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis.

[2]
Amount represents a portion of the workers' compensation expense in 2011 resulting from the change in the discount rates applied in estimating workers compensation liabilities. We consider such expense to be non-run-rate because such amounts are not related to the incurrence and resolution of workers compensation claims. Non run-rate workers' compensation expense in 2010 was not material because discount rates did not fluctuate significantly.

As noted above, operating income excluding identified non-run-rate items for 2012 was $65.4 million higher than for 2011. Operating income excluding identified non-run-rate items for 2011 was $18.0 million higher than for 2010. The increase in operating income excluding non-run-rate items for 2012 as compared to 2011 and for 2011 as compared to 2010 reflects the impact of higher net sales due to higher pricing, higher volume and mix.
Outlook

Weak fourth quarter demand conditions for many of our end market applications have continued in the first quarter as uncertain global economic conditions and weak North American industrial manufacturing demand continue to cloud our near-term visibility for general engineering and industrial applications.  Automotive build rates in the first half of 2013 are expected to be essentially flat with the prior year period, and as a result of an inventory overhang in the supply chain for aerospace extruded and drawn products, we anticipate demand for aerospace applications, other than high strength plate, will be dampened in the first half 2013. Overall, with limited visibility, we expect that value added revenue and the margin of earnings before interest, tax, depreciation and amortization on value added revenue in the first half of 2013 will be flat or slightly improved compared to the first half of 2012.

Although our outlook for the first half is cautious, we remain very positive in our outlook for the second half of 2013 and the long-term outlook for the Company. We anticipate continued long-term growth in our overall value added revenue and operating results driven by strong demand for aerospace and automotive applications.

All Other
All Other consists of the Secondary Aluminum business unit and the Corporate and Other business unit. All Other is not considered a reportable segment.

Secondary Aluminum. We own a 49% interest in Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Anglesey sells 49% of the secondary aluminum ingot and billet it produces to us, which we resell to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we in substance act as an agent in connection with sales of secondary aluminum produced by Anglesey, our secondary aluminum sales are presented net of the cost of sales. Accordingly, net sales and operating income in 2012 and 2011 were zero. A closure or change in the operating status of Anglesey's cast and remelt facility would not have a material impact to our financial results or liquidity. Shipments, net sales and operating income for 2010 were 0.4 (in mm lbs), $0.3 million, and $0.1 million, respectively, representing residual activity of primary aluminum purchased from Anglesey while it operated as a smelter (prior to September 30, 2009) and resold by us in the first quarter of 2010.
See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on our investment in Anglesey and the suspension of equity method of accounting with respect to our ownership in Anglesey.
    Corporate and Other. The Corporate and Other business unit provides support for our operations and incurs general and administrative expenses that are not allocated to other business units or segments. The table below presents the impact of non-run-rate items to operating expense within the Corporate and Other business unit for 2012, 2011 and 2010 (in millions of dollars):

	Year Ended December 31,
	2012	2011	2010
Operating expense	$(24.9)	$(28.6)	$(40.7)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income (cost)[1]	11.9	6.0	(5.1)
Environmental expense	(0.2)	(2.2)	(0.3)
Workers' compensation expense due to a change in discount rate[2]	—	(0.7)	—
Other operating benefits (charges)	—	0.3	(0.1)
Total non-run-rate items	11.7	3.4	(5.5)
Operating expense excluding non-run-rate items	$(36.6)	$(32.0)	$(35.2)
_______________________

[1]
We have no claim over the VEBAs' plan assets nor any responsibility for the VEBAs' accumulated postretirement obligations. Our only financial obligations to the VEBAs are to pay annual variable contributions and certain administrative fees. Nevertheless, based on discussions with the staff of the SEC, for accounting purposes we treat the postretirement medical benefits to be paid by the VEBAs and our related annual variable contribution obligations as defined benefit postretirement plans with the current VEBA assets and future variable contributions, and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, we record net periodic postretirement benefit income (costs), which we consider to be non-run-rate, and record any difference between the assets of each of the VEBAs and its accumulated postretirement benefit obligation in our consolidated financial statements. See Note 8 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information relating to the VEBAs.

[2]
Amount represents a portion of the workers' compensation expense in 2011 resulting from the change in the discount rates applied in estimating workers compensation liabilities. We consider such expense to be non-run-rate because such amounts are not related to the incurrence and resolution of workers compensation claims. Non-run-rate workers' compensation expense in 2012 and 2010 were not material because discount rates did not fluctuate significantly.

Corporate and Other operating expenses excluding non-run-rate items for 2012 were $4.6 million higher than such expenses for 2011. The increase primarily reflects (i) a $2.3 million increase in employee compensation expense relating to our incentive programs due to better operating results in 2012, (ii) a $1.2 million increase in salaries and wages expense and (iii) a $1.7 million of increase workers' compensation expense (excluding the impact of the change in discount rate applied in estimating workers' compensation liabilities) related to our non-operating locations due to higher estimated incurred but not reported expenses in 2012.

Corporate and Other operating expenses excluding non-run-rate items for 2011 were $3.2 million lower than such expenses for 2010. The decrease primarily reflects (i) lower workers' compensation expense (excluding the impact of the change in discount rate applied in estimating workers' compensation liabilities) related to our non-operating locations of $2.9 million due to higher estimated incurred but not reported expenses in 2010 relating to historical workers' compensation cases and lower estimated case reserve in 2011, (ii) lower medical expense of $1.6 million due to a reduction in medical claims and incurred but not reported expense relating to our retired employees, partially offset by (i) a $0.6 million increase in employee compensation expense relating to salaries and wages and our incentive programs and (ii) a $0.4 million increase in professional fees and general and administrative expenses.

Certain Information Related to Our Significant Tax Attributes
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
Issuances of new common shares also must be considered in determining whether an ownership change has occurred under Section 382. We estimate that we can currently issue approximately 40.6 million common shares without triggering an ownership change. However, 5% transactions would decrease the number of common shares we can issue during any 36 month period without triggering an ownership change and impairing our ability to use our federal income tax attributes. Similarly, any issuance of common shares by us would limit the number of shares that could be transferred in 5% transactions. If at any time we were to issue the maximum number of common shares without triggering an ownership change under Section 382, there could be no 5% transactions during the 36-month period thereafter without potentially impairing our ability to use of our federal income tax attributes.
Liquidity and Capital Resources
Summary

The following table summarizes our liquidity at the end of the periods presented (in millions of dollars):

	December 31, 2012	December 31, 2011
Available cash and cash equivalents	$273.4	$49.8
Short-term investments	85.0	—
Net borrowing availability on revolving credit facility after borrowings and letters of credit	259.8	251.6
Total liquidity	$618.2	$301.4
Cash and cash equivalents were $273.4 million at December 31, 2012, compared to $49.8 million at December 31, 2011. The increase in cash and cash equivalents and short term investments was primarily driven by $218.4 million of net proceeds from the issuance of the Senior Notes. Cash equivalents consist primarily of money market accounts and investments with an original maturity of 90 days or less when purchased. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. Additionally, some of our cash equivalents and all of our short-term investments are invested in commercial paper.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. Short-term restricted cash, which is included in Prepaid expenses and other current assets declined to $1.3 million at December 31, 2012 from $7.8 million at December 31, 2011 as funds held in a trust account in the amount of $6.9 million were returned to us in 2012. Long-term restricted cash, which is included in Other Assets, was $10.0 million at December 31, 2012 and $10.4 million at December 31, 2011.

We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (see Note 4 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report). There were no borrowings under our revolving credit facility as of December 31, 2012 or December 31, 2011.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for 2012, 2011 and 2010 (in millions of dollars):

	Year Ended December 31,
	2012	2011	2010
Total cash provided by (used in):
Operating activities:
Fabricated Products	$201.3	$105.9	$103.8
All Other	(48.9)	(43.1)	(37.5)
	$152.4	$62.8	$66.3
Investing activities:
Fabricated Products	$(43.5)	$(115.3)	$(42.2)
All Other	(78.4)	(1.0)	(4.2)
	$(121.9)	$(116.3)	$(46.4)
Financing activities:
Fabricated Products	$(4.8)	$(8.4)	$—
All Other	197.9	(23.9)	85.4
	$193.1	$(32.3)	$85.4

Operating Activities
     Fabricated Products — In 2012, Fabricated Products segment operating activities provided $201.3 million of cash. Cash provided in 2012 was primarily related to operating income excluding non-run-rate items and depreciation and amortization of $209.6 million and change in working capital. Our inventory decreased by $22.3 million due to inventory reduction efforts in 2012. Other accrued liability increased by $6.0 million primarily due to an increase in accrued salaries and wages reflecting higher short-term incentive compensation driven by better operating results. Such increases in operating cash flow were partially offset by an increase in accounts receivable of $24.8 million which resulted primarily from the elimination of customer cash discounts. In addition, there was a decrease in net long-term assets and liability of $4.4 million primarily due to recognition of deferred revenue.
In 2011, Fabricated Products segment operating activities provided $105.9 million of cash. Cash provided in 2011 was primarily related to operating income excluding non-run-rate items and depreciation and amortization of $143.0 million and an increase in accounts payables of $11.4 million due to an increase in general business activities and the timing of payment, partially offset by an increase in inventory of $31.8 million due to inventory build in anticipation of higher sales and an increase in accounts receivable of $9.9 million due to increase in sales.
In 2010, Fabricated Products segment operating activities provided $103.8 million of cash. Cash provided in 2010 was primarily related to operating income excluding non-run-rate items and depreciation and amortization of $119.6 million, an increase in accounts payables and other accrued liabilities (excluding changes in short-term deferred revenue) of $10.3 million due to increase in general business activities and an increase of $8.5 million in deferred revenue related primarily to cash received during the period from customers in advance of periods for which (i) production capacity is reserved, (ii) customer commitments have been deferred or reduced or (iii) performance is completed. The foregoing cash inflows were partially offset by an increase in inventory of $40.4 million due to inventory build in anticipation of higher sales.
For additional information regarding Fabricated Products operations income excluding non-run-rate items, see “Results of Operations Segment and Business Unit Information” above.

     All Other — Cash used in operations in All Other is comprised of (i) cash used in Corporate and Other activities, and (ii) cash flows from Anglesey-related operating activities.
Corporate and Other operating activities used $42.0 million, $41.5 million and $46.0 million of cash during 2012, 2011 and 2010, respectively. Cash outflow from Corporate and Other operating activities in 2012 consisted primarily of payments relating to (i) general and administrative costs of $25.9 million and (ii) interest on our Senior Notes, Convertible Notes, and revolving credit facility of $19.4 million, and (iii) our incentive programs in the amount of $2.4 million. Cash outflow from Corporate and Other operating activities in 2011 consisted primarily of payments in respect of cash general and administrative costs of $27.8 million, $9.7 million of interest payment relating to the Convertible Notes and the revolving credit facility and $2.2 million of variable VEBA contribution. Cash outflow from Corporate and Other operating activities in 2010 consisted primarily of payments in respect of cash general and administrative costs of $27.4 million, $5.5 million of interest payment relating to the Convertible Notes and the revolving credit facility, $2.8 million of variable VEBA contribution and $2.1 million of environmental costs.
Anglesey-related activities (used) provided $(6.9) million, $(1.6) million and $8.5 million of cash in 2012, 2011 and 2010, respectively. Operating cash flows for 2012, 2011 and 2010 were related to changes in accounts receivable and payable to an affiliate. As discussed in "Results of Operations" above, Anglesey sells 49% of the secondary aluminum ingot and billet it produces to us, which we resell to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. As such, cash flows generated or used by Anglesey-related activities reflect only timing differences relating to the collection of accounts receivable and payment to Anglesey. It has no impact on our long-term liquidity.
Investing Activities
     Fabricated Products — Cash used in investing activities for Fabricated Products was $43.5 million in 2012, compared to $115.3 million of cash used in 2011 and $42.2 million of cash used in 2010. Cash used in 2012 is primarily related to our capital expenditures. Cash used in 2011 reflected $83.2 million used for the acquisition of our Chandler, Arizona (Extrusion) facility and $32.1 million used for capital expenditures. Cash used in investing activities in 2010 was primarily related to our capital expenditures. See “Capital Expenditures and Investments” below for additional information.
     All Other — Investing activities in All Other is generally related to activities in restricted cash and capital expenditures within the Corporate and Other business unit. We have restricted cash on deposit as financial assurance for certain environmental obligations and workers’ compensation claims from the State of Washington. Cash used in investing activities for All Other during 2012 of $78.4 million primarily represents the purchase of $85.0 million of short-term investments offset by the return of $6.9 million of restricted cash previously held in a trust account. Cash used in investing activities in 2011 is comprised of deposit of $1.0 million of restricted cash relating to workers' compensation, $0.4 million of capital expenditures and $0.3 million payment to purchase available for sale securities in connection with our deferred compensation plan, partially offset by $0.7 million cash proceeds from the sale of property. Cash used in investing activities in 2010 is comprised primarily of the purchase of $4.4 million of available for sale securities in connection with our deferred compensation plan, a return of $1.1 million of restricted cash to us relating to workers' compensation deposit, partially offset by $0.9 million of capital expenditures.
Financing Activities
Fabricated Products — Cash used in financing activities for Fabricated Products in 2012 was $4.8 million, relating to the repayment of outstanding principal balance of a promissory note issued in connection with the Company's acquisition of the Florence, Alabama facility. Cash used in financing activities for Fabricated Products in 2011 of $8.4 million was related to a $7.0 million full repayment of the outstanding principal balance of the promissory note in connection with the purchase of the land and building of our Los Angeles, California facility and principal payments in respect of the note issued by us in connection with the acquisition of our Florence, Alabama facility.
All Other — Cash provided by financing activities in 2012 was $197.9 million, primarily representing (i) net proceeds of $218.4 million from the issuance of the Senior Notes and (ii) $1.3 million of additional tax benefit in connection with the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iii) $19.6 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares and (iv) $2.2 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash used in financing activities in 2011 was $23.9 million, primarily representing (i) $18.9 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to approximately one half of performance shares, (ii) $2.1 million of financing costs paid in connection with the amendment of our revolving credit facility and (iii) $3.1 million of cash used to repurchase our common stock to satisfy employees' minimum statutory withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares.
Cash provided by financing activities in 2010 was $85.4 million. The cash inflow was primarily related to the issuance of the Convertible Notes and related transactions. We received $169.2 million of net proceeds from the Convertible Notes offering after deducting the initial purchasers’ discounts and transaction fees and fees and expenses of $5.8 million. In connection with the issuance of the Convertible Notes, we paid $31.4 million to purchase the Call Options and received $14.3 million for issuing net-share-settled warrants (the "Warrants"). In addition, we used $44.2 million of the net proceeds from the Convertible Notes transaction to repurchase approximately 1.2 million shares of our common stock. In addition to the financing transactions relating to the Convertible Notes, we also paid $19.0 million in cash dividends to our stockholders, including holders of restricted stock, and dividend equivalents to holders of restricted stock units and to holders of performance shares with respect to approximately one half of performance shares in 2010.
Sources of Liquidity

We believe our available cash and cash equivalents, short-term investments, borrowing availability under our revolving credit facility, and funds generated from the expected results of operations are our most significant sources of liquidity. We believe these sources will be sufficient to finance our cash requirements, including those associated with our planned capital expenditures and investments, for at least the next 12 months. Nevertheless, our ability to fund our working capital requirements, debt service obligations, VEBA variable contribution, and planned capital expenditures and investments will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
Our revolving credit facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. Our revolving credit facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.
The table below summarizes recent availability and usage of our revolving credit facility (in millions of dollars except for borrowing rate):

	December 31, 2012	February 13, 2013
Revolving credit facility borrowing commitment	$300.0	$300.0
Borrowing base availability	$266.7	$260.9
Outstanding borrowings under revolving credit facility	$—	$—
Outstanding letters of credit under revolving credit facility	$6.9	$6.9
Net remaining borrowing availability	$259.8	$254.0
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the revolving credit facility.
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
Debt

See “Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements - Contractual Obligations and Commercial Commitments” below for mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes (assuming no early conversions thereof) and the Senior Notes for each of the periods ending December 31. See Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for further details of the Convertible Notes and the Senior Notes.

As of December 31, 2012, the Convertible Notes were not convertible. We do not expect the Convertible Notes to be converted by investors prior to the first quarter of 2015 (if at all). See Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for information on the circumstances in which the
Convertible Notes will become convertible prior to January 1, 2015.

We do not believe that covenants in the indentures governing the Convertible Notes and the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
See Note 3 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report for further descriptions regarding the Convertible Notes and the Senior Notes; such descriptions are incorporated herein by reference.
Capital Expenditures and Investments

A component of our long-term strategy is our capital expenditure program including our organic growth initiatives and value-creating acquisitions. Total capital expenditures were $44.1 million, $32.5 million and $38.9 million for 2012, 2011 and 2010, respectively.

A substantial portion of capital spending during 2012 was related to projects at our Spokane, Washington facility to increase aerospace plate capacity. During 2011, over half of our capital spending was at our Chandler, Arizona (Extrusion) facility and at our Spokane, Washington facility primarily on projects to increase capacity to meet growing demand for aerospace extrusions and heat treat plate applications. Our Kalamazoo, Michigan extrusion and remelt facility comprised a small portion of expenditures in 2011 and the majority of our capital expenditures in 2010. The facility improves the capabilities, product quality and efficiency of our soft alloy rod and bar operations and provides a platform for future growth for extrusion applications. The rest of our capital spending in 2012, 2011 and 2010 was spread among our manufacturing locations on projects expected to reduce operating costs, improve quality, increase capacity or enhance operational security.

In 2013, we anticipate significant capital spending, including a new $35 million casting unit at our Spokane, Washington facility to expand our rolling ingot capacity. In total, we expect capital expenditures and investments in 2013 for Fabricated Products will be in the $50.0 million to $80.0 million range, depending on the timing of the Phase 5 heat treat plate capacity expansion. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the revolving credit facility and/or other third-party financing arrangements.

The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
During 2012, 2011 and 2010, we paid a total of $19.6 million, $18.9 million and $19.0 million, or $1.00, $0.96 and $0.96 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of restricted stock units and the holders of performance shares with respect to approximately one half of the performance shares issued under our equity and performance incentive plan.
On January 14, 2013, we announced that our Board of Directors approved the declaration of a quarterly cash dividend of $0.30 per common share, or $5.9 million (including dividend equivalents), which was paid on or about February 15, 2013 to stockholders of record at the close of business on January 25, 2013.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition, and anticipated cash requirements and contractual restrictions under our revolving credit facility and the indenture for our Senior Notes, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.
Repurchases of Common Stock
Our Board of Directors has approved a program for the repurchase of up to $75.0 million of our common shares in June 2008. During 2012, 2011 and 2010, we purchased no shares under this program, and as of December 31, 2012, $46.9 million remained available under this repurchase authorization. The program may be modified or terminated by our Board of Directors at any time. All shares repurchased under this stock repurchase program were treated as treasury shares. The indenture governing our Senior Notes and our revolving credit facility places limitations on, among other things, our ability to repurchase common stock. For additional information, see Note 3 and Note 4 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Report.
During the first quarter of 2010, in connection with the issuance of the Convertible Notes, and pursuant to a separate authorization from our Board of Directors, we repurchased approximately 1.2 million shares of our outstanding common stock for $44.2 million, in privately negotiated, off-market transactions.
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by us on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During 2012, we withheld 45,801 shares of common stock to satisfy employees' minimum statutory tax withholding obligations. The withholding of common shares by us on the vesting date is deemed a purchase of the common shares.
Restrictions Related to Equity Capital
As discussed in “Certain Information Related to Our Significant Tax Attributes” above, Note 8 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” and elsewhere in this Report, there are restrictions on the transfer of our common shares. These restrictions are intended to reduce the risk that an ownership change within the criteria under Section 382 would jeopardize our ability to fully use our federal income tax attributes.
Environmental Commitments and Contingencies

We are subject to a number of environmental laws and regulations, potential fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to potential claims and litigation based upon such laws and regulations. We have established procedures for regularly evaluating environmental loss contingencies, including those arising from environmental reviews and investigations and any other environmental remediation or compliance matters. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and our assessment of the likely remediation actions to be taken.
During the third quarter of 2010, we increased our environmental accruals in connection with our submission of a draft feasibility study to the Washington State Department of Ecology on September 8, 2010. The draft feasibility study included recommendations for a range of alternative remediations to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Spokane, Washington facility which may be implemented over the next 30 years. During 2011, we continued to work with the Washington State Department of Ecology to revise the draft feasibility study and to determine viable remedial approaches.
After public comment and agency review, we submitted to the Washington State Department of Ecology (“Washington State Ecology”) a final feasibility study which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Spokane, Washington facility. During the third quarter of 2012, we signed an amended work order with Washington State Ecology allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. We continue to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval. We expect to begin implementation of approved work plans sometime in 2013.
At December 31, 2012, environmental accruals of $21.7 million represented our best estimate of the incremental cost based on proposed alternatives in the final feasibility study related to our Spokane, Washington facility and on investigational studies and other remediation activities occurring at certain other locations owned by us. We expect that these remediation actions will be taken over the next 30 years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $18.7 million over the next 30 years. It is reasonably possible that our recorded estimate will change in the next 12 months.
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
The following table provides a summary of our significant contractual obligations at December 31, 2012 (dollars in millions):

		Payments Due by Period
	Total	2013	2014	2015	2016	2017	2018 and Thereafter
Operating activities:[1]
Purchase obligations	$298.0	$285.9	$8.1	$0.5	$0.5	$0.5	$2.5
Operating leases	48.0	4.7	4.2	3.4	2.5	2.0	31.2
Deferred revenue arrangement	6.7	6.7	—	—	—	—	—
Investing activities:[2]
Capital equipment	1.2	1.2	—	—	—	—	—
Financing activities:[3]
Principal on the Convertible Notes[4]	175.0	—	—	175.0	—	—	—
Cash Interest on the Convertible Notes[4]	19.7	7.9	7.9	3.9	—	—	—
Principal on the Senior Notes[4]	225.0	—	—	—	—	—	225.0
Interest on the Senior Notes[4]	139.2	18.6	18.6	18.6	18.6	18.6	46.2
Commitment fees on revolving credit facility[5]	5.6	1.5	1.5	1.5	1.1	—	—
Other:
VEBA contribution[6]	21.5	20.3	0.3	0.3	0.3	0.3	—
Standby letters of credit[7]	8.3	—	—	—	6.9	—	—
Uncertain tax liabilities[8]	15.1	—	—	—	—	—	—
Deferred compensation plan liability[9]	5.8	—	—	—	—	—	—
Total contractual obligations[6]	$969.1	$346.8	$40.6	$203.2	$29.9	$21.4	$304.9
__________________________
1    See “Obligations for Operating Activities” below.
2    See “Obligations for Investing Activities” below.
3    See “Obligations for Financing Activities” below.

[4]
The timing of the principal payment with respect to the Convertible Notes assumes that no early conversion occurs. Interest obligations on the Convertible Notes and Senior Notes are based on scheduled interest payments.

[5]
Future commitment fees are estimated based on the amount of unused credit under our revolving credit facility at December 31, 2012 and assuming no extension of terms beyond the current maturity date of our revolving credit facility which is September of 2016.

[6]
Except for the variable cash contribution to be made in the first quarter of 2013 with respect to the 2012 calendar year and the annual administration fees to the VEBAs, total contractual obligations exclude future annual variable cash contributions to the VEBAs, which cannot be determined at this time. See “Off-Balance Sheet and Other Arrangements” below for a description of our annual variable cash obligations to the VEBAs.

[7]
Of the $8.3 million of standby letters of credit, $1.4 million represents cash collateralized and $6.9 million represents letters of credit issued under our revolving credit facility. The letters of credit provide financial assurance of our payment of obligations, primarily related to workers' compensation and environmental compliance, for which specific timing of such payments is uncertain. The letters of credit generally automatically renew every 12 months and terminate when the underlying obligations no longer require assurance or upon the maturity of our revolving credit facility in September 2016 (for those letters of credit issued under the facility).

[8]
At December 31, 2012, we had uncertain tax positions which ultimately could result in tax payments. As the amount of ultimate tax payments beyond 2013 is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

[9]
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
We have various contracts with suppliers of aluminum that require us to purchase minimum quantities of aluminum in future years at a price to be determined at the time of purchase based primarily on the underlying metal price at that time. Amounts included in the table are based on minimum quantities at the metal price at December 31, 2012. We believe the minimum quantities are lower than our current requirements for aluminum. Actual quantities and actual metal prices at the time of purchase could be different.
Operating leases represent multi-year obligations for certain manufacturing facilities, warehouses, office space and equipment.
Deferred revenue arrangements relate to fees received from customers for future delivery of products over the specified contract period. While these obligations are not expected to result in cash payments, they represent contractual obligations for which we would be obligated if the specified product deliveries could not be made.
Obligations for Investing Activities
Capital project spending included in the preceding table represents non-cancelable capital commitments as of December 31, 2012. We expect capital projects to be funded through available cash generated from our operations, cash and cash equivalents, short-term investments, borrowings under our revolving credit facility and/or other third-party financing arrangements.
Obligations for Financing Activities
Cash outlays for financing activities consist of our principal obligations under long-term debt, scheduled interest payment on the Convertible Notes and Senior Notes and commitment fees under our revolving credit facility. No borrowings were outstanding under our revolving credit facility either throughout the year or as of December 31, 2012.
Off-Balance Sheet and Other Arrangements

•
See Note 8 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information regarding our employee benefit plans, including defined contribution plans and defined benefit plans.

•
See Note 9 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information regarding our participation in multi-employer pension plans.

•
See Note 10 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for information regarding our employee incentive plans. Additional equity awards are expected to be made to employees and directors in 2013 and future years.

•
Our financial obligations to the VEBAs are (i) a variable cash contribution payable to the Union VEBA and the Salaried VEBA and (ii) an obligation to pay the administrative expenses of the VEBAs, up to $0.3 million per year. The obligation to the Union VEBA with respect to the variable cash contribution extends through September 30, 2017, while the obligation to the Salaried VEBA has no termination date. The amount to be contributed to the VEBAs through September 2017 pursuant to our obligation is 10% of the first $20.0 million of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0 million. Such annual payments may not exceed $20.0 million and are also limited (with no carryover to future years) to the extent that the payments would cause our liquidity to be less than $50.0 million. As of December 31, 2012, we determined that the variable contribution for 2012 was $20.0 million. See Note 8 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information regarding the effect that the VEBAs had on the consolidated financial statements.

•
In March 2010, we issued the Convertible Notes and the Warrants, and purchased the Call Options (see Note 3 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report). As of December 31, 2012, the Convertible Notes were not convertible. We do not expect the Convertible Notes to be converted by investors until close to their maturity date, if at all. It is possible to have the Convertible Notes converted prior to their maturity date if, for example, the market price for our common stock exceeds 130% of the conversion price of the Convertible Notes for 20 trading days during a period of 30 consecutive trading days at the end of a calendar quarter or a holder perceives (and market data validates the perception) the market for the Convertible Notes to be weaker than the market for our common stock. Upon an investor’s election to convert, we are required to pay the conversion value in cash. We expect that any payment above the principal amount would be effectively offset by payments we would be entitled to receive from exercise of the Call Options.

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

Valuation of legal and other contingent claims is subject to a great deal of judgment and substantial uncertainty. Under GAAP, companies are required to accrue for loss contingencies in their financial statements only if both (i) the potential loss is “probable” and (ii) the amount (or a range) of probable loss is “estimable.” In reaching a determination of the probability of an adverse ruling in respect of a matter, we typically consult outside experts. However, any such judgments reached regarding probability are subject to significant uncertainty. We may, in fact, obtain an adverse ruling in a matter that we did not consider a “probable” loss or “estimable” and which, therefore, was not accrued for in our financial statements. Additionally, facts and circumstances in respect of a matter can change causing key assumptions that were used in previous assessments of a matter to change.

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

At December 31, 2012, our financial statements include two defined benefit postretirement medical plans (i.e. the postretirement medical plans maintained by the VEBAs, which we are required to reflect on our financial statements despite our limited legal obligations to the VEBAs in regard to those plans) and a pension plan for our Canadian plant. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (i.e., salary increases, medical costs, retirement age, and mortality). The most significant assumptions used in determining the estimated year-end obligations were the assumed discount rate, long-term rate of return (“LTRR”) and the assumptions regarding future medical cost increases.

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

The rate used to discount future estimated liabilities is determined considering the rates available at year end on debt instruments that could be used to settle the obligations of the plan. An increase/decrease in the discount rate of 1/4 of 1% would impact the projected benefit obligation by approximately $6.7 million to $7.2 million in relation to the Canadian pension plan, and impact 2013 expense by $0.5 million. An increase/decrease in the discount rate of 1/4 of 1% would impact the accumulated pension benefit obligation by approximately $11.4 million to $12.0 million in relation to the VEBAs, impact service and interest costs by $0.3 million and impact 2013 expense by approximately $0.2 million.
The LTRR on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for LTRR on plan assets of 1/4 of 1% would impact expense by approximately $1.8 million in 2013 in relation to the VEBAs.

Description	Judgments and Uncertainties	Potential Effect if Actual Results Differ From Assumptions
Our judgments and estimates in respect to environmental commitments and contingencies.

We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of such laws and regulations and to potential claims and litigation based upon such laws and regulations. Based on our evaluation of environmental matters, we have established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. These environmental accruals represent our estimate of costs reasonably expected to be incurred on a going concern basis in the ordinary course of business based on presently enacted laws and regulations, currently available facts, existing technology and our assessment of the likely remediation action to be taken.

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
Under current accounting guidelines, liabilities and costs for CAROs must be recognized in a company’s financial statements even if it is unclear when or if the CARO will be triggered. If it is unclear when or if a CARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the probability-weighted amounts that should be recognized in the company’s financial statements.

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
Our judgments and estimates in respect of self insurance workers' compensation liabilities.

We are primarily self-insured for workers compensation benefits provided to employees. Self insurance liabilities are estimated for incurred-but-not-paid claims based on judgment, using our historical claim data and information and analysis provided by actuarial and claim advisors, our insurance carriers and other professionals. We account for accrued liability relating to workers' compensation claims on a discounted basis.

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
Income Tax.

We have substantial tax attributes available to offset the impact of future income taxes. We have a process for determining the need for a valuation allowance with respect to these attributes. The process includes an extensive review of both positive and negative evidence including our earnings history, future earnings, adverse recent occurrences, carryforward periods, an assessment of the industry and the impact of the timing differences.

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

Making such estimates and judgments is subject to inherent uncertainties given the difficulty predicting such factors as future market conditions, customer requirements, the cost for key inputs such as energy and primary aluminum, overall operating efficiency and many other items. However, if among other things, (1) actual results vary from our forecasts due to one or more of the factors cited above or elsewhere in this Report, (2) income is distributed differently than expected among tax jurisdictions, (3) one or more material events or transactions occur which were not contemplated, or (4) certain expected deductions, credits or carryforwards are not available, it is possible that the effective tax rate for a year could vary materially from the assessments used to prepare the interim consolidated financial statements. See Note 7 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional discussion of these matters.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

A change in our effective tax rate by 1% would have had an impact of approximately $1.4 million to net income for the year ended December 31, 2012.

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

Our liability related to uncertain tax positions at December 31, 2012 was $15.1 million.

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
Convertible Notes and Call Options.

The cash conversion feature of the Convertible Notes and the Call Options are accounted for as derivative instruments. We measure the value of the cash conversion feature as the difference between the estimated fair value of the Convertible Notes and the estimated fair value of the Convertible Notes without the cash conversion feature. We value the Convertible Notes based on the trading price of the Convertible Notes and we value the Convertible Notes without the cash conversion feature based on the present value of the series of fixed income cash flows under the Convertible Notes, with a mandatory redemption in 2015. We value the Call Options using a binomial lattice valuation model.

Significant inputs to the model include our stock price, risk-free rate, credit spread, dividend yield, expected volatility of our stock price, and probability of certain corporate events, all of which are observable inputs by market participants. Our estimates of fair value of the cash conversion feature of the Convertible Notes and the Call Options contain uncertainties given the difficulty in predicting factors such as the expected volatility of our stock price and the probability of certain corporate events. The primary driver of fair values of both the cash conversion feature of the Convertible Notes and the Call Option is our stock price.

An increase of $10 in our stock price would cause the net estimated fair values of the cash conversion feature and the Call Options to decrease by approximately $1.4 million. A decrease of $10 in our stock price would cause the net estimated fair values of the cash conversion feature and the Call Options to increase by approximately $2.0 million. We do not expect the net change in the fair value of these derivatives to have a material impact to our financial statements, over time.

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
Sensitivity
     Aluminum. Our pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuations to our customers. However, in certain instances we enter into firm-price arrangements with our customers and incur price risk on our anticipated primary aluminum purchases in respect of such customer orders. We use third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts.
Total fabricated products shipments during 2012, 2011 and 2010 that contained firm-price terms were (in millions of pounds) 178.8, 157.0 and 97.0, respectively. At December 31, 2012, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of aluminum for 2013, 2014 and 2015, totaling approximately (in millions of pounds) 56.9, 0.8 and 0.8, respectively.
     Foreign Currency. We, from time to time, enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is our operating costs of our London, Ontario facility and for cash commitments for equipment purchases.
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas prices to customers, each $1.00 change in natural gas prices (per mmBtu) impacts our annual operating costs by approximately $4.0 million. We estimate that the energy price risk from fluctuations in electricity prices, net of the impact of our electricity-related hedging agreements, impacts our annual operating costs by approximately $0.3 million for each $1.00 change in electricity prices (per mwh).
We, from time to time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of December 31, 2012, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 82%, 75% and 46% of the expected natural gas purchases for 2013, 2014 and 2015, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Statements of Consolidated Income
Statements of Consolidated Comprehensive Income (Loss)
Statements of Consolidated Stockholders’ Equity
Statements of Consolidated Cash Flows
Notes to Consolidated Financial Statements

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kaiser Aluminum Corporation
Foothill Ranch, California

We have audited the accompanying consolidated balance sheets of Kaiser Aluminum Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Aluminum Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 21, 2013

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$273.4	$49.8
Short-term investments	85.0	—
Receivables:
Trade, less allowance for doubtful receivables of $0.8 at December 31, 2012 and $0.9 at December 31, 2011, respectively	123.8	98.9
Other	3.4	1.2
Inventories	186.0	205.7
Prepaid expenses and other current assets	70.1	78.9
Total current assets	741.7	434.5
Property, plant, and equipment — net	384.3	367.8
Net asset in respect of VEBA	365.9	144.7
Deferred tax assets — net (including deferred tax liability relating to the VEBAs of $136.9 at December 31, 2012 and $47.6 at December 31, 2011 - see Note 7)	102.0	226.9
Intangible assets — net	35.4	37.2
Goodwill	37.2	37.2
Other assets	86.0	72.3
Total	$1,752.5	$1,320.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62.5	$62.2
Accrued salaries, wages, and related expenses	39.3	30.9
Other accrued liabilities	51.9	41.0
Payable to affiliate	7.9	14.4
Long-term debt-current portion	—	1.3
Total current liabilities	161.6	149.8
Net liability in respect of VEBA	5.3	20.6
Long-term liabilities	134.5	126.0
Long-term debt	380.3	151.4
Total liabilities	681.7	447.8
Commitments and contingencies — Note 11
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both December 31, 2012 and December 31, 2011; no shares were issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both December 31, 2012 and at December 31, 2011; 21,037,841 shares issued and 19,313,235 shares outstanding at December 31, 2012; 20,977,791 shares issued and 19,253,185 shares outstanding at December 31, 2011	0.2	0.2
Additional paid in capital	1,017.7	998.4
Retained earnings	151.2	84.4
Common stock owned by Union VEBA subject to transfer restrictions, at reorganization value, none at December 31, 2012 and 2,202,495 shares at December 31, 2011	—	(52.9)
Treasury stock, at cost, 1,724,606 shares at December 31, 2012 and December 31, 2011	(72.3)	(72.3)
Accumulated other comprehensive loss	(26.0)	(85.0)
Total stockholders’ equity	1,070.8	872.8
Total	$1,752.5	$1,320.6
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2012	2011	2010
	(In millions of dollars, except share and per share amounts)
Net sales	$1,360.1	$1,301.3	$1,079.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	1,116.2	1,129.0	946.1
Unrealized (gains) losses on derivative instruments	(15.2)	29.9	0.7
Restructuring benefits	—	(0.3)	(0.3)
Depreciation and amortization	26.5	25.2	19.8
Selling, administrative, research and development, and general	62.2	62.7	67.7
Other operating charges (benefits), net	4.5	(0.2)	4.0
Total costs and expenses	1,194.2	1,246.3	1,038.0
Operating income	165.9	55.0	41.1
Other (expense) income:
Interest expense	(29.1)	(18.0)	(11.8)
Other income (expense), net	2.8	4.3	(4.2)
Income before income taxes	139.6	41.3	25.1
Income tax provision	(53.8)	(16.2)	(13.1)
Net income	$85.8	$25.1	$12.0

Earnings per common share, Basic:
Net income per share	$4.49	$1.32	$0.61
Earnings per common share, Diluted:
Net income per share[1]	$4.45	$1.32	$0.61
Weighted-average number of common shares outstanding (in thousands):
Basic	19,115	18,979	19,377
Diluted[1]	19,278	18,979	19,377
_____________

[1]
Diluted weighted-average number of common shares outstanding and diluted earnings per share for 2012 is based on the treasury method. Diluted weighted-average number of common shares outstanding and diluted earnings per share for 2011 and 2010 are based on the two-class method (see Note 1 and Note 14).

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In millions of dollars, except share and per share amounts)

Net income	$85.8	$25.1	$12.0
Other comprehensive income (loss):
Defined benefit pension plan and VEBAs
Net actuarial gain (loss) arising during the period	87.8	(110.6)	25.5
Reclassification adjustments relating to VEBAs:
Amortization of net actuarial loss	3.1	0.6	0.7
Amortization of prior service cost	4.2	4.2	4.2
Other comprehensive income (loss) relating to defined benefit pension plan and VEBAs	95.1	(105.8)	30.4
Unrealized gain (loss) on available for sale securities	0.6	(0.1)	0.1
Foreign currency translation adjustment	(0.2)	0.2	(0.5)
Other comprehensive income (loss), before tax	95.5	(105.7)	30.0
Income tax (expense) benefit related to items of other comprehensive income (loss)	(36.5)	40.4	(11.5)
Other comprehensive income (loss), net of tax	59.0	(65.3)	18.5
Comprehensive income (loss)	$144.8	$(40.2)	$30.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings	Common Stock Owned by Union VEBA Subject to Transfer Restriction	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
	(In millions of dollars, except for shares)
BALANCE, December 31, 2009	20,276,571	$0.2	$967.8	$85.0	$(116.4)	$(28.1)	$(38.2)		$870.3
Net income		—	—	12.0	—	—	—		12.0
Other comprehensive income, net of tax	—	—	—	—	—	—	18.5		18.5
Release of restriction on Union VEBA shares, net of tax of $19.6	—	—	0.7	—	31.8	—	—		32.5
Issuance of warrants	—	—	14.3	—	—	—	—		14.3
Issuance of non-vested shares to employees	97,931	—	—	—	—	—	—		—
Issuance of common shares to directors	4,612	—	0.2	—	—	—	—		0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	4,934	—	—	—	—	—	—		—
Cancellation of employee non-vested shares	(5,968)	—	—	—	—	—	—		—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(11,729)	—	(0.4)	—	—	—	—		(0.4)
Repurchase of common stock	(1,151,900)	—	—	—	—	(44.2)	—		(44.2)
Cash dividends on common stock ($0.96 per share)	—	—	—	(19.0)	—	—	—		(19.0)
Amortization of unearned equity compensation	—	—	4.5	—	—	—	—		4.5
BALANCE, December 31, 2010	19,214,451	$0.2	$987.1	$78.0	$(84.6)	$(72.3)	$(19.7)		$888.7
Net income	—	$—	$—	$25.1	$—	$—	$—		$25.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(65.3)		(65.3)
Release of restriction on Union VEBA shares, net of tax of $25.0	—	—	8.8	—	31.7	—	—		40.5
Issuance of non-vested shares to employees	83,066	—	—	—	—	—	—		—
Issuance of common shares to directors	3,750	—	0.2	—	—	—	—		0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	17,444	—	—	—	—	—	—		—
Cancellation of employee non-vested shares	(2,889)	—	—	—	—	—	—		—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(62,637)	—	(3.1)	—	—	—	—		(3.1)
Cash dividends on common stock ($0.96 per share)	—	—	—	(18.9)	—	—	—		(18.9)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	0.2	—	—	—	—	—	0.2
Amortization of unearned equity compensation	—	—	5.2	—	—	—	—		5.2
Reclassification relating to dividends on unvested equity awards	—	—	—	0.2	—	—	—		0.2
BALANCE, December 31, 2011	19,253,185	$0.2	$998.4	$84.4	$(52.9)	$(72.3)	$(85.0)		$872.8
Net income	—	$—	$—	$85.8	$—	$—	$—		$85.8
Other comprehensive income, net of tax	—	—	—	—	—	—	59.0		59.0
Release of restriction on Union VEBA shares, net of tax of $41.3	—	—	14.4	—	52.9	—	—		67.3
Issuance of non-vested shares to employees	92,949	—	—	—	—	—	—		—
Issuance of common shares to directors	3,930	—	0.2	—	—	—	—		0.2
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	11,327	—	—	—	—	—	—		—
Cancellation of employee non-vested shares	(2,355)	—	—	—	—	—	—		—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(45,801)	—	(2.2)	—	—	—	—		(2.2)
Cash dividends on common stock ($1.00 per share)	—	—	—	(19.6)	—	—	—		(19.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	1.3	—	—	—	—		1.3
Amortization of unearned equity compensation	—	—	5.6	—	—	—	—		5.6
Reclassification relating to dividends on unvested equity awards	—	—	—	0.6	—	—	—		0.6
BALANCE, December 31, 2012	19,313,235	$0.2	$1,017.7	$151.2	$—	$(72.3)	$(26.0)		$1,070.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In millions of dollars)
Cash flows from operating activities:
Net income	$85.8	$25.1	$12.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	24.7	23.0	19.5
Amortization of definite-lived intangible assets	1.8	2.2	0.3
Amortization of debt discount and debt issuance costs	9.8	8.6	4.5
Deferred income taxes	52.0	17.6	13.3
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(1.3)	(0.2)	—
Non-cash equity compensation	5.8	5.4	4.7
Net non-cash LIFO (benefit) charges	(4.9)	(7.1)	16.5
Non-cash unrealized (gains) losses on derivative instruments	(16.0)	25.9	5.5
Amortization of option premiums paid (received), net	0.3	(1.2)	1.8
Non-cash impairment charges	4.4	—	4.6
(Gain) losses on disposition of property, plant and equipment	(0.1)	0.2	0.1
Non-cash net periodic benefit (income) costs	(11.5)	(5.7)	5.1
Long-term assets and liabilities, net	1.2	0.4	(0.7)
Changes in operating assets and liabilities, net of effect of acquisition:
Trade and other receivables	(27.1)	(8.3)	(1.2)
Receivable from affiliate	—	—	0.2
Inventories (excluding LIFO adjustments)	24.6	(24.5)	(56.3)
Prepaid expenses and other current assets	1.4	(2.9)	(0.9)
Accounts payable	(1.3)	10.9	4.2
Accrued liabilities	10.4	(1.5)	0.4
Payable to affiliate	(6.5)	(2.7)	8.1
Long-term assets and liabilities, net	(1.1)	(2.4)	24.6
Net cash provided by operating activities	152.4	62.8	66.3
Cash flows from investing activities:
Capital expenditures	(44.1)	(32.5)	(38.9)
Purchase of available for sale securities	(85.0)	(0.3)	(4.4)
Proceeds from disposal of property, plant and equipment	0.3	0.7	4.8
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	—	(83.2)	(9.0)
Change in restricted cash	6.9	(1.0)	1.1
Net cash used in investing activities	(121.9)	(116.3)	(46.4)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	225.0	—	—
Proceeds from issuance of Convertible Notes	—	—	175.0
Purchase of call option in connection with issuance of cash convertible senior notes	—	—	(31.4)
Proceeds from issuance of warrants	—	—	14.3
Repayment of capital lease	(0.1)	(0.1)	—
Repayment of promissory notes	(4.7)	(8.3)	(0.7)
Cash paid for financing costs	(6.6)	(2.1)	(8.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	1.3	0.2	—
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(2.2)	(3.1)	—
Repurchase of common stock	—	—	(44.2)
Cash dividend paid to stockholders	(19.6)	(18.9)	(19.0)
Net cash provided by (used in) financing activities	193.1	(32.3)	85.4
Net increase (decrease) in cash and cash equivalents during the period	223.6	(85.8)	105.3
Cash and cash equivalents at beginning of period	49.8	135.6	30.3
Cash and cash equivalents at end of period	$273.4	$49.8	$135.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)
1. Summary of Significant Accounting Policies
Organization and Nature of Operations. Kaiser Aluminum Corporation (together with its subsidiaries, unless the context otherwise requires, the “Company”) specializes in the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive, and other industrial end market applications. The Company has one operating segment, Fabricated Products. See Note 15 for additional information regarding the Company's reportable segment and its other business units.
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
The Company has suspended the use of the equity method of accounting with respect to its 49% non-controlling ownership interest in Anglesey Aluminium Limited ("Anglesey"), which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. As a result, the Company did not record equity in income from Anglesey for any of the periods presented herein. The carrying amount of the Company's investment in Anglesey was zero at both December 31, 2012 and December 31, 2011. The Company does not anticipate resuming the use of the equity method of accounting with respect to its investment in Anglesey during the next 12 months.
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
     Advertising Costs. Advertising costs, which are included in Selling, administrative, research and development, and general, are expensed as incurred. Advertising costs for 2012, 2011 and 2010 were $0.4, $0.4, and $0.3, respectively.
     Research and Development Costs. Research and development costs, which are included in Selling, research and development, and general, are expensed as incurred. Research and development costs for 2012, 2011 and 2010 were $6.4, $6.1, and $4.9, respectively.
 Major Maintenance Activities. All of the major maintenance costs are accounted for using the direct expensing method.
      Cash and Cash Equivalents. The Company considers only those short-term, highly liquid investments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist primarily of funds in commercial paper, savings accounts, demand notes, money market funds and other highly liquid investments, which are classified within Level 1 of the fair value hierarchy with the exception of commercial paper, which is classified within Level 2 of the fair value hierarchy.
     Restricted Cash. The Company is required to keep certain amounts on deposit relating to workers’ compensation and other agreements. The Company accounts for such deposits as restricted cash (see Note 2).
     Trade Receivables and Allowance for Doubtful Accounts. Trade receivables primarily consist of amounts billed to customers for products sold. Accounts receivable are generally due within 30 to 60 days. For the majority of its receivables, the Company establishes an allowance for doubtful accounts based upon collection experience and other factors. On certain other receivables where the Company is aware of a specific customer’s inability or reluctance to pay, an allowance for doubtful accounts is established against amounts due, to reduce the net receivable balance to the amount the Company reasonably expects to collect. However, if circumstances change, the Company’s estimate of the recoverability of accounts receivable could be different. Circumstances that could affect the Company’s estimates include, but are not limited to, customer credit issues and general economic conditions. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are typically recorded as a reduction to total bad debt expense in the period of payment.
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO inventory (benefits) charges of approximately $(4.9), $(7.1) and $16.5 during 2012, 2011 and 2010, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. The excesses of current cost over the stated LIFO value of inventory at December 31, 2012 and December 31, 2011 were $24.5 and $29.4, respectively. Inventory volume decreased during the year ended December 31, 2012, the effect from the liquidation of the 2011 LIFO layer was $22.3. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company's inventories at December 31, 2012 and December 31, 2011 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment - Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment - net in the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $1.7, $1.3 and $2.8 during 2012, 2011 and 2010, respectively.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The principal estimated useful lives are as follows:

	Range (in years)
Land improvements	3	-	25
Buildings and leasehold improvements	15	-	45
Machinery and equipment	1	-	24
Capital lease assets	3	-	5
Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization and other items, but is included in Depreciation and amortization on the Statements of Consolidated Income. For 2012, 2011 and 2010, the Company recorded depreciation expense of $24.2, $22.7 and $19.4, respectively, relating to the Company's operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded in the Company's Corporate and Other for all periods presented herein.
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
During 2010, the Company recorded a $2.0 impairment charge to write down the carrying amount of idled equipment to represent its estimated fair value, a $1.9 impairment charge in connection with the sale of its Greenwood, South Carolina facility and a $0.7 impairment charge relating to certain Construction in progress assets in connection with our restructuring efforts in 2009. There were no impairment charges in 2011. During 2012, the Company determined not to deploy a portion of the idled assets for future use and recorded an impairment charge of $4.4 to reflect the scrap value of such assets. Asset impairment charges are included in Other operating charges (benefits), net in the Statements of Consolidated Income and are included in the Fabricated Products segment.
Property, plant and equipment held for future development are presented as idled assets. Such assets are evaluated for impairment on a held-and-used basis. Depreciation expense is not adjusted when assets are temporarily idled.
Available for Sale Securities. The Company accounts for investments in certain marketable debt and equity securities as available for sale securities. Such securities are recorded at fair value (see “Fair Values of Financial Assets and Liabilities - Available for Sale Securities” in Note 13), with net unrealized gains and losses, net of income taxes, reflected in other comprehensive earnings as a component of Stockholders' equity. The Company's available for sale securities include securities invested in various investment funds and managed by a third-party trust in connection with the Company's deferred compensation program (see Note 8) as well as short-term commercial paper. Commercial paper with an original maturity of 90 days or less is classified as Cash and cash equivalents (see Note 2). Commercial paper with an original maturity of greater than 90 days is presented as Short-term investments on the Consolidated Balance Sheets. Securities invested in various investment funds are included in Other assets (see Note 2).
     Deferred Financing Costs. Costs incurred in connection with debt financing are deferred and amortized over the estimated term of the related borrowing. Such amortization is included in Interest expense and may be capitalized as part of construction in progress (see Note 2 and Note 3).
     Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis, as well as on an interim basis, as warranted, at the time of relevant events and changes in circumstances. Intangible assets with definite lives are initially recognized at fair value and subsequently amortized over the estimated useful lives to reflect the pattern in which the economic benefits of the intangible assets are consumed. In the event the pattern cannot be reliably determined, the Company uses a straight-line amortization method. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets are reviewed for impairment. Beginning fourth quarter of 2011, the Company's accounting policy was to perform its annual goodwill impairment test during the fourth quarter. The Company concluded there was no impairment of the carrying value of goodwill at December 31, 2012 or December 31, 2011.

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
Self Insurance of Employee Health and Workers' Compensation Liabilities. The Company is primarily self-insured for group health insurance and workers' compensation benefits provided to employees. Self insurance liabilities are estimated for incurred-but-not-paid claims based on judgment, using the Company's historical claim data and information and analysis provided by actuarial and claim advisors, the Company's insurance carriers and other professionals. The Company accounts for accrued liability relating to workers' compensation claims on a discounted basis. The discount rates used in estimating the liabilities were 0.75% and 1.00% and the undiscounted workers' compensation liabilities were $27.3 and $24.3 at December 31, 2012 and December 31, 2011, respectively. The accrued liabilities for health insurance and workers' compensation is included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).
Environmental Contingencies. With respect to environmental loss contingencies, the Company records a loss contingency whenever a contingency is probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are generally recognized at no later than the completion of the remedial feasibility study. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accruals for expected environmental costs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2). Environmental expense relating to continuing operations is included in Cost of products sold, excluding depreciation and amortization and other items in the Statements of Consolidated Income. Environmental expense relating to non-operating locations is included in Selling, administrative, research and development, and general in the Statements of Consolidated Income.
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
The Company recognizes all derivative instruments as assets or liabilities in its Consolidated Balance Sheets and measures these instruments at fair value by “marking-to-market” all of its hedging positions at each period's end (see Note 13). Because the Company does not meet the documentation requirements for hedge (deferral) accounting, unrealized and realized gains and losses associated with hedges of operational risks are reflected as a reduction or increase, respectively, in Cost of products sold (Unrealized (gains) losses on derivative instruments), and unrealized and realized gains and losses relating to hedges of financing transactions are reflected as a component of Other income (expense) (see Note 17). See Note 12 for additional information about realized and unrealized gains and losses relating to the Company's derivative financial instruments.
     Fair Value Measurement. The Company applies the provisions of Accounting Standards Update (“ASU”) Topic 820, Fair Value Measurements and Disclosures, in measuring the fair value of its derivative contracts and plan assets invested by certain of the Company’s employee benefit plans (see Note 13).
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three broad levels and are described below:

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
Earnings per Share. Basic earnings per share is computed by dividing distributed and undistributed earnings allocable to common shares by the weighted-average number of common shares outstanding during the applicable period. The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The shares owned by a voluntary employee’s beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) that were previously subject to transfer restrictions, while treated in the Consolidated Balance Sheets as being similar to treasury stock (i.e., as a reduction in Stockholders’ equity), are included in the computation of basic weighted-average number of common shares outstanding because such shares were irrevocably issued and have full dividend and voting rights. Diluted earnings per share is calculated as the more dilutive result of computing earnings per share under: (i) the treasury stock method or (ii) the two-class method. Diluted earnings per share for 2012 was calculated under the treasury stock method. Diluted earnings per share for 2011 and 2010 was calculated under the two-class method (see Note 14).
Concentration of Credit Risk. Financial arrangements which potentially subject the Company to concentrations of credit risk consist of metal, currency, electricity and natural gas derivative contracts, certain cash-settled call options that the Company purchased in March 2010 (the “Call Options”) (see Note 3), and arrangements related to the Company's cash equivalents and short-term investments. If the market value of the Company's net commodity and currency derivative positions with certain counterparties exceeds the applicable threshold, if any, the counterparty is required to post margin by transferring cash collateral in excess of the threshold to the Company. Conversely, if the market value of these net derivative positions falls below a specified threshold, the Company is required to post margin by transferring cash collateral below the threshold to certain counterparties. At both December 31, 2012 and December 31, 2011, the Company had no margin deposits with or from its counterparties.
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
The Company places its cash in commercial paper, savings accounts, demand notes and money market funds. Such money market funds are with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes.
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
     Foreign Currency. Certain of the Company’s foreign subsidiaries use the local currency as its functional currency; its assets and liabilities are translated at exchange rates in effect at the balance sheet date; and its statement of operations is translated at weighted-average monthly rates of exchange prevailing during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity in accordance with ASC Topic 830, Foreign Currency Matters. Where the U.S. dollar is the functional currency of a foreign facility or subsidiary, re-measurement adjustments are recorded in Other income (expense). At both December 31, 2012 and December 31, 2011, the amount of translation adjustment relating to the foreign subsidiary using local currency as its functional currency was immaterial.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

     New Accounting Pronouncements.
ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), was issued in May 2011. This ASU represents the converged guidance of the Financial Accounting Standards Board and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The provisions in this ASU are to be applied prospectively. For public entities, this ASU became effective for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 during the interim period ended March 31, 2012. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), was issued in July 2012. This ASU states that an entity has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. An entity is required to adopt ASU 2012-02 for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of ASU 2012-02 to have any impact on its financial statements.

ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), was issued in February 2013. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

2. Supplemental Balance Sheet Information

	December 31, 2012	December 31, 2011
Cash and Cash Equivalents.
Cash and money market funds	$107.9	$49.8
Commercial paper	165.5	—
Total	$273.4	$49.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Trade Receivables.
Billed trade receivables	$124.4	$98.9
Unbilled trade receivables — Note 1	0.2	0.9
Trade receivables, gross	124.6	99.8
Allowance for doubtful receivables	(0.8)	(0.9)
Trade receivables, net	$123.8	$98.9

Inventories.
Finished products	$59.9	$75.9
Work-in-process	55.5	57.5
Raw materials	53.9	58.1
Operating supplies and repairs and maintenance parts	16.7	14.2
Total	$186.0	$205.7

Prepaid Expenses and Other Current Assets.
Current derivative assets — Notes 12 and 13	$3.0	$—
Current deferred tax assets	59.5	63.0
Current portion of option premiums paid - Notes 12 and 13	0.1	0.4
Short-term restricted cash	1.3	7.8
Prepaid taxes	2.1	3.8
Prepaid expenses	4.1	3.9
Total	$70.1	$78.9

Property, Plant, and Equipment - Net.
Land and improvements	$22.6	$22.6
Buildings and leasehold improvements	50.9	45.9
Machinery and equipment	400.4	356.7
Construction in progress	20.8	24.1
Active property, plant, and equipment, gross	494.7	449.3
Accumulated depreciation	(111.4)	(86.9)
Active property, plant, and equipment, net	383.3	362.4
Idled equipment	1.0	5.4
Property, plant, and equipment, net	$384.3	$367.8

Other Assets.
Derivative assets — Notes 12 and 13	$55.5	$46.2
Option premiums paid — Notes 12 and 13	—	0.1
Restricted cash	10.0	10.4
Long-term income tax receivable	2.9	2.8
Deferred financing costs	11.7	7.8
Available for sale securities	5.6	4.9
Other	0.3	0.1
Total	$86.0	$72.3

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Other Accrued Liabilities.
Current derivative liabilities — Notes 12 and 13	$3.1	$14.8
Current portion of option premiums received — Notes 12 and 13	0.1	0.1
Accrued book overdraft (uncleared cash disbursement)	4.7	—
Accrued income taxes and taxes payable	3.1	2.6
Accrued annual VEBA contribution	20.0	—
Accrued freight	2.2	2.4
Short-term environmental accrual — Note 11	3.0	1.2
Accrued interest	3.7	2.3
Short-term deferred revenue — Note 1	6.7	13.5
Other	5.3	4.1
Total	$51.9	$41.0

Long-term Liabilities.
Derivative liabilities — Notes 12 and 13	$63.5	$55.5
Option premiums received — Notes 12 and 13	—	0.1
Income tax liabilities	15.1	13.4
Workers’ compensation accruals	24.0	20.8
Long-term environmental accrual — Note 11	18.7	20.8
Long-term asset retirement obligations	3.8	3.8
Long-term deferred revenue - Note 1	—	3.3
Deferred compensation liability	5.8	5.1
Other long-term liabilities	3.6	3.2
Total	$134.5	$126.0

Long-term Debt. — Note 3
Senior notes	$225.0	$—
Cash convertible senior notes	155.3	148.0
Other notes payable	—	3.4
Total	$380.3	$151.4

3. Long-Term Debt

Senior Notes

On May 23, 2012, the Company issued $225.0 principal amount of 8.250% Senior Notes due June 1, 2020 (the “Senior Notes”) at par. Transaction fees of $6.6 were capitalized as deferred financing costs and will be amortized on a straight-line basis over the term of the Senior Notes. Interest expense relating to the Senior Notes was $11.8 for 2012 of which $0.5 was related to the amortization of deferred financing costs. The effective interest rate of the Senior Notes is approximately 8.6% per annum, taking into account the amortization of deferred financing costs.

The Senior Notes are unsecured obligations and are guaranteed by existing and future direct and indirect subsidiaries of the Company that are borrowers or guarantors under the Company's revolving credit facility, as amended and replaced. The indenture governing the Senior Notes places limitations on the ability of the Company and certain of its subsidiaries to, among other things, incur liens, consolidate, merge or sell all or substantially all of the Company's and certain of its subsidiaries' assets, incur or guarantee additional indebtedness, prepay, redeem or repurchase certain indebtedness, make loans and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

investments, enter into transactions with affiliates, pay dividends and repurchase shares. In light of these restrictions, the Company has no additional material restrictions on the consolidated retained earnings or net income.

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

Holders of the Senior Notes have the right to require the Company to repurchase the Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest following a change of control. A change of control include (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) certain changes in the composition of the Board of Directors of the Company, and (iv) shareholders' approval of any plan or proposal for the liquidation or dissolution of the Company. The Company may also be required to offer to repurchase the Senior Notes at a price of par with the proceeds of certain asset sales.
See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 13 for information relating to the estimated fair value of the Senior Notes.

Cash Convertible Senior Notes

Convertible Notes. In March 2010, the Company issued $175.0 principal amount of 4.5% Cash Convertible Senior Notes due April 1, 2015 (the "Convertible Notes"). The Convertible Notes are unsecured obligations of the Company. The Company accounts for the cash conversion feature of the Convertible Notes (the “Bifurcated Conversion Feature”) as a separate derivative instrument with the fair value on the issuance date equaling the original issue discount for purposes of accounting for the debt component of the Convertible Notes. Additionally, the initial purchasers' discounts and transaction fees of $5.9 were capitalized as deferred financing costs. The effective interest rate of the Convertible Notes is approximately 11% per annum, taking into account the amortization of the original issuance discount and deferred financing costs.
The following tables provide additional information regarding the Convertible Notes:

	December 31, 2012	December 31, 2011
Principal amount	$175.0	$175.0
Less: unamortized issuance discount[1]	(19.7)	(27.0)
Carrying amount, net of discount	$155.3	$148.0
________________
1    The remaining unamortized issuance discount at December 31, 2012 will be amortized over the next 2.3 years assuming no early conversion.

See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 13 for information relating to the estimated fair value of the Convertible Notes.

	Year Ended December 31,
	2012	2011	2010
Contractual coupon interest	$7.9	$8.4	$6.0
Amortization of discount and deferred financing costs	8.5	7.8	5.3
Total interest expense[1]	$16.4	$16.2	$11.3
____________

[1]	A portion of the interest relating to the Convertible Notes is capitalized as Construction in progress.
Holders may convert their Convertible Notes at any time on or after January 1, 2015. The Convertible Notes' conversion rate is subject to adjustment based on the occurrence of certain events, including, but not limited to, (i) the payment of quarterly cash dividends on the Company's common stock in excess of $0.24 per share, (ii) certain other stock or cash dividends, (iii) the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

issuance of certain rights, options or warrants, (iv) the effectuation of share splits or combinations, (v) certain distributions of property, and (vi) certain issuer tender or exchange offers. As of December 31, 2012, the conversion rate was 20.7111 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price was approximately $48.28 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.
Holders of the Convertible Notes can require the Company to repurchase the Convertible Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest following a fundamental change. Fundamental changes include, but are not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) shareholders' approval of any plan or proposal for the liquidation or dissolution of the Company, and (iv) failure of the Company's common stock to be listed on certain stock exchanges. Additionally, holders may convert their Convertible Notes before January 1, 2015, only in certain limited circumstances determined by (i) the trading price of the Convertible Notes, (ii) the occurrence of specified corporate events, or (iii) the market price of the Company's common stock. For example, if the Company's closing stock price exceeds 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days at the end of a calendar quarter, the Convertible Notes may be converted by one or more holders. The Company believes in this circumstance, the market value of the Convertible Notes will exceed the value of shares into which they can convert, making such an early conversion unlikely. No fundamental changes nor circumstances that could allow early conversion existed as of December 31, 2012 or the date hereof. The Convertible Notes are not convertible into the Company’s common stock or any other securities under any circumstances, but instead will be settled in cash.
Convertible Note Hedge Transactions. In March 2010, the Company purchased Call Options that have an exercise price equal to the conversion price of the Convertible Notes and an expiration date that is the same as the maturity or earlier conversion date of the Convertible Notes. The Call Options and the Convertible Notes have substantially similar anti-dilution adjustment provisions. At December 31, 2012, the Call Options' exercise price was $48.28 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share. The Call Options are settled in cash. Accordingly, if the Company exercises the Call Options, the aggregate amount of cash it would receive from the counterparties to the Call Options would equal the aggregate amount of cash that the Company would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof.
In March 2010, the Company also sold net-share-settled warrants (the “Warrants”) relating to approximately 3.6 million shares of the Company's common stock. The Warrants cannot be exercised prior to the expiration date of July 1, 2015 and are subject to certain anti-dilution adjustments. At December 31, 2012, the Warrants' exercise price was $61.31 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share. At expiration, if the market price per share of the Company's common stock exceeds the exercise price of the Warrants, the Company will be obligated to issue shares of the Company's common stock having a value equal to such excess. The Warrants meet the definition of derivatives but are not subject to fair value accounting because they are indexed to the Company's common stock and meet the requirement to be classified as equity instruments.
The Call Options and Warrant transactions are separate transactions and are not part of the terms of the Convertible Notes and do not affect the rights of holders under the Convertible Notes.

Other Notes Payable
Part of the consideration paid by the Company in its acquisition of the Florence, Alabama facility (see Note 5) was a promissory note in the original amount of $6.7 of which the $4.7 of principal balance that remained outstanding at December 31, 2011 was fully repaid in 2012.

4. Revolving Credit Facility

The credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”), provides the Company with a $300.0 funding commitment through September 30,
2016. The Revolving Credit Facility is secured by a first priority lien on substantially all of the accounts receivable, inventory and certain other related assets and proceeds of the Company and certain of its domestic operating subsidiaries as well as certain machinery and equipment. Under the Revolving Credit Facility, the Company is able to borrow from time to time an aggregate commitment amount equal to the lesser of $300.0 and a borrowing base comprised of (i) 85% of eligible accounts receivable, (ii) the lesser of (a) 65% of eligible inventory and (b) 85% of the net orderly liquidation value of eligible inventory as determined in the most recent inventory appraisal ordered by the administrative agent and (iii) 85% of certain eligible

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

machinery and equipment, reduced by certain reserves, all as specified in the Revolving Credit Facility. Up to a maximum of $60.0 of availability under the Revolving Credit Facility may be utilized for letters of credit.

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
The Company had $266.7 of borrowing availability under the Revolving Credit Facility at December 31, 2012, based on the borrowing base determination then in effect. At December 31, 2012, there were no borrowings under the Revolving Credit Facility, and $6.9 was being used to support outstanding letters of credit, leaving $259.8 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at December 31, 2012.
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
5. Acquisition
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

Goodwill arising from this transaction reflects the commercial opportunity for the Company to sell aerospace extruded products manufactured by the acquired operation as a complement to the Company's other products and is expected to be deductible for tax purposes over a period of 15 years.
The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the Alexco acquisition had been completed as of January 1, 2010. This pro forma financial information considers principally (i) the Company's audited financial results, (ii) the unaudited historical financial results of Alexco, as supplied to the Company, and (iii) select pro forma adjustments to the historical financial results of Alexco which did not have a material impact on the pro forma Net income, as presented below. The combined results presented below for the year ended December 31, 2011 are the actual results presented in the Statements of Consolidated Income, as the operating results for the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Chandler, Arizona (Extrusion) facility were included in the Company's consolidated results commencing January 1, 2011. The following pro forma data does not purport to be indicative of the results of future operations or of the results that would have actually occurred had the acquisition taken place at the beginning of 2010:

	Year Ended
	December 31,
	2011	2010
Net sales (combined)	$1,301.3	$1,110.7
Net income (combined)	$25.1	$16.9
Basic earnings per share (combined)	$1.32	$0.87
Diluted earnings per share (combined)	$1.32	$0.87
The following information presents select financial data relating to the Chandler, Arizona (Extrusion) facility, as included within the Company's consolidated operating results for the year ended December 31, 2012 and December 31, 2011.

	Year Ended
	December 31,
	2012	2011
Net sales	$44.5	$42.8
Net income before income taxes	$9.0	$10.5

Nichols. On August 9, 2010, the Company acquired the Florence, Alabama facility, which manufactures bare mechanical alloy wire products, nails and aluminum rod for aerospace, general engineering, and automotive applications.
Consideration consisted of (i) $9.0 in cash, (ii) a $6.7 promissory note from the Company to Nichols (see Note 3), and (iii) the assumption of certain liabilities totaling approximately $2.1. Total acquisition related costs of approximately $0.8 were expensed through December 31, 2010 and included in Selling, administrative, research and development, and general expense in the Statements of Consolidated Income. The acquisition did not have a material impact on the Company's consolidated financial statements.
The following table summarizes recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Allocation of purchase price:
Inventory	$3.9
Other current assets	2.3
Property, plant and equipment	4.2
Definite-lived intangible assets	4.3
Goodwill	3.1
Accounts payable and other current liabilities	(2.1)
Consideration paid	$15.7

The goodwill arising from the acquisition represents the commercial opportunity for the Company to sell small-diameter rod, bar and wire products, as a complement to its other products and is expected to be deductible for income tax purposes over a period of 15 years.
6. Goodwill and Intangible Assets

Goodwill. The Company had goodwill of $37.2 at both December 31, 2012 and December 31, 2011. Such goodwill is related to the Company's acquisitions of the Chandler, Arizona (Extrusion) facility and the Florence, Alabama facility and is included in the Fabricated Products segment.
Intangible Assets. Identifiable intangible assets at December 31, 2012 and December 31, 2011 are comprised of the following:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

December 31, 2012:

	Original cost	Accumulated amortization	Net book value
Customer relationships	$38.5	$(3.2)	$35.3
Backlog	0.8	(0.8)	—
Trademark and trade name	0.4	(0.3)	0.1
Total	$39.7	$(4.3)	$35.4

December 31, 2011:

	Weighted average Estimated useful life	Original cost	Accumulated amortization	Net book value
Customer relationships	25	$38.5	$(1.7)	$36.8
Backlog	2	0.8	(0.7)	0.1
Trademark and trade name	3	0.4	(0.1)	0.3
Total	24	$39.7	$(2.5)	$37.2

Amortization expense relating to definite-lived intangible assets is recorded in the Fabricated Products segment. Such expense was $1.8, $2.2 and $0.3 for 2012, 2011 and 2010, respectively. The expected amortization of intangible assets for the next five calendar years is as follows:

2013	$1.7
2014	1.6
2015	1.6
2016	1.6
2017	1.6
Thereafter	27.3
Total	$35.4

7. Income Tax Matters
Tax provision. Income before income taxes by geographic area is as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic	$134.5	$37.9	$23.0
Foreign	5.1	3.4	2.1
Income before income taxes	$139.6	$41.3	$25.1

Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is also subject to domestic income taxes.
The provision for income taxes consists of:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Federal	Foreign	State	Total
2012
Current	$—	$(2.3)	$0.2	$(2.1)
Deferred	(113.0)	(0.2)	(15.3)	(128.5)
Benefit applied to decrease Additional capital/ Other comprehensive income	67.4	0.2	9.2	76.8
Total	$(45.6)	$(2.3)	$(5.9)	$(53.8)
2011
Current	$1.4	$0.3	$0.1	$1.8
Deferred	(2.3)	(0.5)	0.7	(2.1)
Benefit applied to increase Additional capital/ Other comprehensive income	(13.5)	(0.4)	(2.0)	(15.9)
Total	$(14.4)	$(0.6)	$(1.2)	$(16.2)
2010
Current	$—	$0.1	$(0.5)	$(0.4)
Deferred	(34.4)	0.2	(10.2)	(44.4)
Benefit applied to decrease Additional capital/ Other comprehensive income	27.9	0.4	3.4	31.7
Total	$(6.5)	$0.7	$(7.3)	$(13.1)

A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
Amount of federal income tax provision based on the statutory rate	$(48.9)	$(14.5)	$(8.8)
Decrease (increase) in federal valuation allowances	0.1	—	(0.2)
Non-deductible compensation expense	(0.4)	(1.1)	(0.6)
Non-deductible expense	(0.3)	(0.4)	(0.3)
State income taxes, net of federal benefit [1]	(3.8)	(0.8)	(4.7)
Foreign income tax benefit	(0.5)	0.6	1.5
Income tax provision	$(53.8)	$(16.2)	$(13.1)
___________________________

[1]	State income taxes of $0.8 in 2011 includes a $1.2 decrease in the valuation allowance relating to certain unused state net operating losses expected to expire.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2012	2011
Deferred income tax assets:
Loss and credit carryforwards	$342.2	$375.6
VEBAs	7.6	—
Other assets	35.3	39.6
Inventories and other	1.7	8.3
Valuation allowances	(18.7)	(18.8)
Total deferred income tax assets	368.1	404.7
Deferred income tax liabilities:
Property, plant, and equipment	(69.7)	(67.2)
VEBAs	(136.9)	(47.6)
Total deferred income tax liabilities	(206.6)	(114.8)
Net deferred income tax assets [1,2]	$161.5	$289.9
__________________________

[1]
Of the total net deferred income tax assets of $161.5, $59.5 was included in Prepaid expenses and other current assets and $102.0 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2012.

[2]
Of the total net deferred income tax assets of $289.9, $63.0 was included in Prepaid expenses and other current assets and $226.9 was presented as Deferred tax assets, net on the Consolidated Balance Sheet as of December 31, 2011.

Tax Attributes. At December 31, 2012, the Company had $786.8 of net operating loss (“NOL”) carryforwards available to reduce future cash payments for income taxes in the United States. Of the $786.8 of NOL carryforwards at December 31, 2012, $1.7 represents excess tax benefits related to the vesting of employee restricted stock which will result in an increase in equity if and when such excess tax benefits are ultimately realized. The NOL carryforwards expire periodically through 2030. The Company also had $29.8 of AMT credit carryforwards with an indefinite life, available to offset regular federal income tax requirements.
To preserve the NOL carryforwards available to the Company, the Company’s certificate of incorporation includes certain restrictions on the transfer of the Company’s common stock.
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to uncertainties surrounding the realization of some of the Company’s deferred tax assets, primarily including state NOLs sustained during the prior years and expiring tax benefits, the Company has a valuation allowance against its deferred tax assets. When recognized, the tax benefits relating to any reversal of this valuation allowance will be recorded as a reduction of income tax expense. The (decrease) increase in the valuation allowance was $(0.1), $(1.3) and $2.1 in 2012, 2011 and 2010, respectively. The decrease in the valuation allowance for 2012 and 2011 was primarily due to the projected utilization of state NOLs. The increase in the valuation allowance in 2010 was primarily due to the expiration of projected state NOLs as a result of lower state apportionment in various state jurisdictions, of which $0.8 reversed in the first quarter of 2011 due to a change in tax law in the State of Illinois.
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
The Company has gross unrecognized benefits relating to uncertain tax positions. A reconciliation of changes in the gross unrecognized tax benefits is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2012	2011	2010
Gross unrecognized tax benefits at beginning of period	$13.7	$15.0	$15.6
Gross increases for tax positions of prior years	1.3	0.1	—
Gross decreases for tax positions of prior years	(0.1)	—	—
Gross increases for tax positions of current years	0.4	0.4	0.4
Settlements	—	(0.5)	—
Gross decrease for tax positions relating to lapse of a statute of limitation	—	(0.9)	(1.7)
Foreign currency translation	0.4	(0.4)	0.7
Gross unrecognized tax benefits at end of period	$15.7	$13.7	$15.0
If and when the $15.7 of gross unrecognized tax benefits at December 31, 2012 is recognized, $14.6 will go through the Company's income tax provision and thus affect the effective tax rate in future periods. For the years ended December 31, 2011 and December 31, 2010, if and when the gross unrecognized tax benefits are ultimately recognized, they will be reflected in the Company’s income tax provision and affect the effective tax rate in future periods.

The change during 2012 was primarily due to foreign currency fluctuations and change in tax positions. The change during 2011 was primarily due to a partial release of an unrecognized tax benefit as a result of the expiration of a statute, settlements with taxing authorities, foreign currency fluctuations and change in tax positions. The change during 2010 was primarily due to a partial release of an unrecognized tax benefit as a result of the expiration of a statute, foreign currency fluctuations and change in tax positions.
In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision. The Company had $7.5 and $6.6 accrued for interest and penalties at December 31, 2012 and December 31, 2011, respectively. Of these amounts, none were recorded as current liabilities and included in Other accrued liabilities on the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011. The Company recognized an increase in interest and penalty of $0.9, $0 and $0.4 in its tax provision in 2012, 2011 and 2010, respectively.
In connection with the gross unrecognized tax benefits (including interest and penalties) denominated in foreign currency, the Company incurred a foreign currency translation adjustment. During 2012, 2011 and 2010, the foreign currency impact on such liabilities resulted in $(0.5), $0.3 and $(0.6) currency translation adjustments, respectively, which (decreased) increased Other comprehensive income (loss).
The Company expects its gross unrecognized tax benefits to be reduced by $3.6 within the next 12 months.
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

•
A defined benefit plan for salaried employees at the Company’s London, Ontario facility, with annual contributions based on each salaried employee’s age and years of service. At December 31, 2012, approximately 62% of the plan

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

assets were invested in equity securities, and 34% of plan assets were invested in debt securities. The remaining plan assets were invested in short-term securities. The Company’s investment committee reviews and evaluates the investment portfolio. The asset mix target allocation on the long-term investments is approximately 61% in equity securities, 36% in debt securities and the remaining assets in short-term securities. See Note 13 for additional information regarding the fair values of the Canadian pension plan assets.

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

     VEBA Postretirement Medical Obligations. The Company terminated its postretirement medical plan in 2004. Certain eligible retirees receive medical coverage, however, through participation in the Union VEBA or a VEBA that provides benefits for certain other eligible retirees, their surviving spouse and eligible dependents (the “Salaried VEBA” and, together with the Union VEBA, the “VEBAs”). The Union VEBA covers certain qualifying bargaining unit retirees and future retirees. The Salaried VEBA covers certain retirees who retired prior to the 2004 termination of the prior plan and employees who were hired prior to February 2002 and subsequently retired or will retire with the requisite age and service. The Union VEBA is managed by four trustees, two of which are appointed by the Company and two of which are appointed by the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL - CIO, CLC (“USW”), and the assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company’s control.
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
Amounts owing by the Company to the VEBAs are recorded in the Company's Consolidated Balance Sheets under Other accrued liabilities, with a corresponding increase in Net assets in respect of VEBAs. Such amounts are determined and paid on an annual basis. As of December 31, 2012, the Company determined that the variable contribution for 2012 was $20.0 (comprised of $17.1 to the Union VEBA and $2.9 to the Salaried VEBA). These amounts will be paid during the first quarter of 2013. The variable contribution relating to 2011 which would have been paid in 2012 was zero.
The Company has no claim to the plan assets of the VEBAs or obligation to fund the liability or determine the benefits paid by the VEBAs, and its only financial obligations to the VEBAs are to pay the variable contributions and certain administrative fees. Nevertheless, based on discussions with the staff of the SEC, for accounting purposes the Company treats the postretirement medical benefits to be paid by the VEBAs and the Company’s related variable contribution as defined benefit postretirement plans with the current VEBA assets and future variable contributions described above, and earnings thereon, operating as a cap on the benefits to be paid. Accordingly, the Company accounts for net periodic postretirement benefit costs in accordance with ASC Topic 715, Compensation — Retirement Benefits, and records any difference between the assets of each VEBA and its accumulated postretirement benefit obligation in the Company’s consolidated financial

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

statements. Information necessary for the valuation of the net funded status of the plans must be obtained from the VEBAs on an annual basis. While the funding status of the VEBAs could result in a liability or asset position on the Company’s Consolidated Balance Sheets, such liability or asset has no impact on the Company's cash flow, liquidity or funding obligation to the VEBAs.
In 2006, the Union VEBA received shares of the Company's common stock and entered into a stock transfer restriction agreement with the Company that limited its ability to sell such shares without the approval of the Company's Board of
Directors. In June 2012, the Company's Board of Directors removed the transfer restrictions on all such shares that continued to be owned by the Union VEBA. During periods when the Union VEBA's shares were subject to the stock transfer restrictions, the Company treated such shares as being similar to treasury stock (i.e. as a reduction of Stockholders' equity) on its Consolidated Balance Sheet. The following table presents the number of shares on which stock transfer restrictions were removed during 2012, 2011 and 2010 and the resulting effect on the Consolidated Balance Sheets:

	Year Ended
	December 31,
	2012	2011	2010
Common stock held by Union VEBA which ceased to be subject to transfer restrictions	2,202,495	1,321,485	1,321,485
Increase in Union VEBA assets [1]	$108.6	$65.5	$52.1
Reduction in Common stock owned by Union VEBA [2]	$(52.9)	$(31.7)	$(31.8)
Increase in Additional paid in capital	$(14.4)	$(8.8)	$(0.7)
Decrease in Deferred tax assets	$(41.3)	$(25.0)	$(19.6)
________________________

[1]	At a weighted-average price of $49.31, $49.58 and $39.39 per share realized by the Union VEBA for the years 2012, 2011 and 2010, respectively.
2     At $24.02 per share reorganization value.

Key Assumptions. The following data presents the key assumptions used and the amounts reflected in the Company’s financial statements with respect to the Company’s Canadian pension plan and the VEBAs.
The Company uses a December 31 measurement date for all of the plans.
Assumptions used to determine benefit obligations as of December 31 are:

	Canadian Pension Benefits		VEBA Benefits
	December 31, 2012	December 31, 2011	December 31, 2012		December 31, 2011
			Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA
Benefit obligations assumptions:
Discount rate	4.40%	5.60%	4.00%	3.40%	4.20%	3.75%
Rate of compensation increase	3.00%	3.00%	—	—	—	—
Initial medical trend rate [1]	—	—	8.00%	—	8.50%	—
Ultimate medical trend rate [1]	—	—	5.00%	—	5.00%	—

[1]
The medical trend rate assumptions used for the Union VEBA were provided by the Union VEBA and certain industry data were provided by the Company's actuaries. The trend rate is assumed to decline to 5% by 2019 at December 31, 2012 and December 31, 2011. A one-percentage-point increase in the assumed medical trend rates would increase the accumulated postretirement benefit obligation of the Union VEBA by $41.1 and $50.5 at December 31, 2012 and December 31, 2011, respectively. A one-percentage-point decrease in the assumed medical trend rates would decrease the accumulated

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

postretirement benefit obligation of the Union VEBA by $33.4 and $40.8 at December 31, 2012 and December 31, 2011, respectively.
Key assumptions made in computing the net obligation of each VEBA and in total include:
With respect to VEBA assets:

•
The shares of the Company’s common stock held by the Union VEBA that were not transferable had been excluded from assets used to compute the net asset or liability of the Union VEBA at December 31, 2011 (see Consolidated Balance Sheets).

•
Based on the information received from the VEBAs, at December 31, 2012 and December 31, 2011 both the Salaried VEBA and Union VEBA assets were invested in various managed proprietary funds. VEBA plan assets are managed by various investment advisors selected by the VEBA trustees, and are not under the control of the Company.

•	The Company's variable payment, if any, is treated as a funding/contribution policy and not counted as a VEBA asset at December 31 for actuarial purposes.
With respect to VEBA obligations:

•	The accumulated postretirement benefit obligation (“APBO”) for each VEBA was computed based on the level of benefits being provided by it at December 31, 2012 and December 31, 2011.

•
Since the Salaried VEBA was paying a fixed annual amount to its constituents at both December 31, 2012 and December 31, 2011, no future cost trend rate increase has been assumed in computing the APBO for the Salaried VEBA.

Assumptions used to determine net periodic benefit cost (income) for the years ended December 31 are:

	Canadian Pension Benefits			VEBA Benefits
	2012	2011	2010	2012		2011		2010
				Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA	Union VEBA	Salaried VEBA
Net periodic benefit cost assumptions:
Discount rate	5.60%	5.70%	6.70%	4.20%	3.75%	5.25%	4.70%	5.80%	5.40%
Expected long-term return on plan assets [1]	4.60%	5.40%	5.40%	7.25%	7.25%	6.00%	7.25%	4.75%	7.25%
Rate of compensation increase	3.00%	3.50%	3.50%	—	—	—	—	—	—
Initial medical trend rate[2]	—	—	—	8.50%	—	9.00%	—	9.50%	—
Ultimate medical trend rate[2]	—	—	—	5.00%	—	5.00%	—	5.00%	—
_____________________

[1]	The expected long-term rate of return assumption is based on the historical investment portfolios provided to the Company by the VEBAs’ trustees.

[2]
The medical trend rate assumptions used for the Union VEBA, which is currently paying certain prescription drug benefits, were provided by the Union VEBA and certain industry data were provided by the Company's actuaries. The trend rate is assumed to decline to 5% by 2019, 5% by 2019 and 5% by 2019 for 2012, 2011 and 2010, respectively. A one-percentage-point increase in the assumed medical trend rates would increase the aggregate of the service and interest cost components of net periodic benefit costs by $2.5, $2.7 and $2.7 for 2012, 2011 and 2010, respectively. A one-percentage-point decrease in the assumed medical trend rates would decrease the aggregate of the service and interest cost components of net periodic benefit costs by $2.0, $2.1, and $2.2 for 2012, 2011 and 2010, respectively.

Benefit Obligations and Funded Status — The following table presents the benefit obligations and funded status of the Company’s Canadian pension and the VEBAs as of December 31, 2012 and December 31, 2011, and the corresponding amounts that are included in the Company’s Consolidated Balance Sheets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Canadian Pension Benefits		VEBA Benefits
	2012	2011	2012	2011
Change in Benefit Obligation:
Obligation at beginning of year	$5.4	$5.4	$446.9	$348.6
Foreign currency translation adjustment	0.2	(0.1)	—	—
Service cost	0.2	0.2	3.4	2.2
Interest cost	0.3	0.3	17.9	17.4
Actuarial (gain) loss[1]	1.1	(0.2)	(66.2)	96.8
Plan participant contributions	0.1	—	—	—
Benefits paid by Company	(0.3)	(0.2)	—	—
Benefits paid by VEBA	—	—	(20.8)	(21.1)
Reimbursement from Retiree Drug Subsidy[2]	—	—	2.9	3.0
Obligation at end of year	7.0	5.4	384.1	446.9

Change in Plan Assets:
FMV of plan assets at beginning of year	4.9	4.9	571.0	506.6
Foreign currency translation adjustment	0.2	(0.1)	—	—
Actual return on assets	0.3	(0.2)	63.0	16.9
Plan participant contributions	0.1	—	—	—
Sale of Company's common stock by Union VEBA	—	—	108.6	65.5
Employer/Company contributions	0.5	0.5	20.0	0.1
Benefits paid by Company	(0.3)	(0.2)	—	—
Benefits paid by VEBA	—	—	(20.8)	(21.1)
Reimbursement from Retiree Drug Subsidy[2]	—	—	2.9	3.0
FMV of plan assets at end of year	5.7	4.9	744.7	571.0
Net Funded Status [3]	$(1.3)	$(0.5)	$360.6	$124.1
_____________________________

[1]
The actuarial gain relating to the VEBA plans in 2012 was primarily comprised of (i) a gain of $42.2 due to lower actual prescription drug claim cost and a change in Retiree Drug Subsidy assumption in 2012 in the Union VEBA, (ii) a gain of $16.2 due to changes in census data for both VEBA plans, (iii) a gain of $9.6 relating to a change in the participant marital status assumption in the Union VEBA and (iv) a gain of $11.0 relating to a change in the assumption for annual benefit utilization per participant in the Salaried VEBA, partially offset by a loss of $9.7 due to decrease in discount rates used to determine benefit obligations for both VEBA plans. The actuarial loss relating to the VEBA plans in 2011 was comprised of (i) a loss of $31.4 resulting from an increase in benefit cost for plan participants, (ii) a loss of $53.5 resulting from a decrease in discount rates used to determine benefit obligations for both VEBA plans and (iii) a loss of $11.9 resulting from change in actuarial assumptions.

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

[3]
With respect to the Prepaid benefit of $360.6 relating to the VEBAs at December 31, 2012, $365.9 was included in Net asset in respect of VEBA and $5.3 was included in Net liability in respect of VEBA on the Consolidated Balance Sheet. With respect to the Prepaid benefit of $124.1 relating to the VEBAs at December 31, 2011, $144.7 was included in Net asset in respect of VEBA and $20.6 was included in Net liability in respect of VEBA on the Consolidated Balance Sheets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

With respect to the VEBAs, the Company has no claim to the plan assets nor obligation to fund the liability. The Company's only financial obligations to the VEBAs are the variable cash contribution and reimbursement of certain administrative fees discussed previously. The following table presents the net assets of each VEBA as of December 31, 2012 and December 31, 2011 (such information is also included in the tables required under GAAP above which roll forward the assets and obligations):

	December 31, 2012			December 31, 2011
	Union VEBA	Salaried VEBA	Total	Union VEBA	Salaried VEBA	Total
Accumulated plan benefit obligation	$(319.4)	$(64.7)	$(384.1)	$(370.0)	$(76.9)	$(446.9)
Plan assets	685.3	59.4	744.7	514.7	56.3	571.0
Net Funded Status	$365.9	$(5.3)	$360.6	$144.7	$(20.6)	$124.1
The accumulated benefit obligation for the Canadian defined benefit pension plan was $6.2 and $4.9 at December 31, 2012 and December 31, 2011, respectively. The Company expects to contribute $0.4 to the Canadian pension plan in 2013.
As of December 31, 2012, the net benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

	Benefit Payments Due by Period
	2013	2014	2015	2016	2017	2018-2022
Canadian pension plan benefit payments	$0.2	$0.3	$0.3	$0.3	$0.3	$2.0
VEBA benefit payments[1]	26.0	26.3	26.5	26.6	26.7	131.5
Anticipated Retiree Drug Subsidy[1]	(3.1)	(3.2)	(3.3)	(3.4)	(3.5)	(18.5)
Total net benefits	$23.1	$23.4	$23.5	$23.5	$23.5	$115.0
__________________________________
1 Such amounts were obtained from the VEBAs. The Company's only financial obligations to the VEBAs are to pay the variable contributions, which may not exceed $20.0 annually, and certain administrative fees.

The amount of (loss) income which is recognized in the Consolidated Balance Sheets (in Accumulated other comprehensive income (loss)) associated with the Company’s Canadian defined benefit pension plan and the VEBAs (before tax) that have not yet been reflected in net periodic benefit cost as of December 31, 2012 were as follows:

	Canadian Pension Benefits		VEBA Benefits
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Accumulated net actuarial (losses) gains	$(2.8)	$(2.0)	$(3.2)	$(95.1)
Transition assets	0.3	0.4	—	—
Prior service cost	—	—	(36.9)	(41.1)
Loss recognized in Accumulated other comprehensive income (loss)	$(2.5)	$(1.6)	$(40.1)	$(136.2)

The amounts in Accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic pension benefit costs at December 31, 2012 that are expected to be recognized in 2013 are $0.1 for the Canadian pension plan relating to transition assets and $5.5 for the VEBAs. Of the $5.5 relating to the VEBAs, $4.2 is related to amortization of prior service cost and $1.3 is related to amortization of net actuarial loss. See the Statement of Comprehensive Income (Loss) for reclassification adjustments of other comprehensive income that were recognized as components of net periodic benefit costs for 2012, 2011 and 2010.

    Fair Value of Plan Assets. See Note 13 for the fair values of the assets of the Canadian pension plan and the VEBAs.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Components of Net Periodic Benefit Cost (Income) — The Company’s results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. The following table presents the components of net periodic benefit cost (income) for 2012, 2011 and 2010:

	Canadian Pension Benefits			VEBA Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$0.2	$0.2	$0.1	$3.4	$2.2	$2.0
Interest cost	0.3	0.3	0.3	17.9	17.4	19.1
Expected return on plan assets	(0.2)	(0.3)	(0.2)	(40.4)	(30.4)	(20.9)
Amortization of prior service cost[1]	—	—	—	4.2	4.2	4.2
Amortization of net loss	0.1	0.1	—	3.0	0.6	0.7
Net periodic benefit costs (income)	$0.4	$0.3	$0.2	$(11.9)	$(6.0)	$5.1
__________________________

[1]	The Company amortizes prior service cost on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.
The following tables present the total (income) charges related to all benefit plans for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Canadian pension plan	$0.4	$0.3	$0.2
VEBAs	(11.9)	(6.0)	5.1
Deferred compensation plan	0.9	0.2	1.3
Defined contribution plans	7.6	7.1	6.5
Total	$(3.0)	$1.6	$13.1

The following tables present the allocation of these (income) charges:

	Year Ended December 31,
	2012	2011	2010
Fabricated Products	$7.4	$6.4	$6.4
All Other	(10.4)	(4.8)	6.7
Total	$(3.0)	$1.6	$13.1

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
9. Multiemployer Pension Plans

Overview. The Company has employees represented by the USW, the International Association of Machinists (“IAM”) and the International Brotherhood of Teamsters (“Teamsters”) and contributes to the respective multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees at certain facilities. Represented employees at the Company's facilities participating in multi-employer pension plans are approximately
55% of the Company's total employees at December 31, 2012. The Company currently estimates that contributions will range from $2.0 to $4.0 per year through 2015.

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

The Company's participation in material multiemployer pension plans for the annual period ended December 31, 2012, is outlined in the table below.

Pension Fund	EIN/Pension Plan Number[1]	Pension Protection Act Zone Status[2]		FIP/RP Status Pending/Implemented in 2012[3]	Contributions of the Company			Surcharge Imposed in 2012	Expiration Date of Collective-Bargaining Agreement
					2012	2011	2010

Steelworkers Pension Trust (USW)[4]	236648508	Green	Green	No	$3.0	$2.6	$2.4	No	Mar 2014	-	Feb 2016
National Pension Plan(IAM)[5]	516031295	Green	Green	No	0.3	0.3	0.3	No	Dec 2013	-	Nov 2017
Western Conference of Teamsters Pension Plan (Teamsters)[6]	916145047	Green	Green	No	0.2	0.3	0.2	No	Apr 2015
Canada Wide Industrial Pension Plan(USW)[7]	920120	NA	NA	NA	0.4	0.4	0.4	NA	Feb 2015
					$3.9	$3.6	$3.3

________________

[1]	The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable.

[2]
The most recent Pension Protection Act zone status available in 2012 and 2011 for the Steelworkers Pension Trust and Western Conference of Teamsters Pension Plan is for the plan's year-end at December 31, 2011, and December 31, 2010, respectively. The most recent Pension Protection Act zone status available in 2012 and 2011 for the National Pension Plan is for the plan's year-end at December 31, 2012 and December 31, 2011. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The Western Conference of Teamsters Pension Plan's zone status was calculated applying the extended amortization rule to the eligible net investment loss for 2008 on a prospective method as provided for in the applicable guidance.

[3]
The “FIP/RP Status Pending/Implemented” column indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) is either pending or has been implemented under the Pension Protection Act.

[4]
The Company is party to three USW collective-bargaining agreements that require contributions to the Steelworkers Pension Trust. Current union contracts covering employees at the Newark, Ohio and Spokane, Washington facilities, Florence, Alabama facility and Richmond (Bellwood), Virginia facility expire in September 2015, March 2014 and November 2014, respectively. Of the three, the union contract covering employees at the Newark, Ohio and Spokane, Washington facilities is more significant because 76% of the Company's USW-represented employees are covered by that agreement. The union contracts covering employees at the Bellwood, Virginia facility and Florence, Alabama facility cover 5% and 5% of the Company's USW-represented employees, respectively. The Company makes monthly contributions per hour worked by each bargaining unit employee to the Steelworkers Pension Trust as follows: (i) the monthly contributions

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

per hour worked by each bargaining unit employee at the Newark, Ohio and Spokane, Washington facilities are (in whole dollars) $1.25 and will increase to (in whole dollars) $1.50 in July 2015; (ii) the monthly contributions per hour worked by each bargaining unit employee at the Florence, Alabama facility are (in whole dollars) $1.25 per hour; and (iii) the monthly contributions per hour worked by each bargaining unit employee at the Bellwood, Virginia Facility are (in whole dollars) $1.00 per hour. The Company is also party to two other collective-bargaining agreements covering employees at the Chandler, Arizona (Tube) and Kalamazoo, Michigan facilities. Current union contracts covering employees at the Chandler, Arizona (Tube) and Kalamazoo, Michigan facilities expire in March 2015 and February 2016, respectively. However, these agreements do not require contributions from the Company to the Steelworkers Pension Trust because the employees at these facilities are covered under the Company's defined contribution 401(k) savings plan. See footnote 7 below for information relating to the Canada Wide Industrial Pension Plan ("CWIPP") for the London, Canada employees, which is also covered under the USW collective-bargaining agreement.

[5]
The Company is party to two IAM significant collective-bargaining agreements that require contributions to the National Pension Plan. Current union contracts covering employees at the Richmond (Bellwood), Virginia, and Sherman, Texas facilities expire in November 2017 and December 2013, respectively. Of the two, the union contract covering employees at the Sherman, Texas facility is more significant because 86% of the Company's IAM-represented employees are covered by that agreement. The union contract covering employees at the Richmond (Bellwood), Virginia facility covers 14% of the Company's IAM-represented employees. The Company made monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee at the Company's Bellwood, Virginia facility to the National Pension Plan in 2012 and increased such monthly contributions to (in whole dollars) $1.25 beginning in 2013. The Company made monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee at the Company's Sherman, Texas facility to the National Pension Plan through December 2011 and increased such contributions to (in whole dollars) $1.05 per hour beginning January 2012.

[6]
The Company is party to a Teamsters collective-bargaining agreement that require contributions to the Western Conference of Teamsters Pension Plan. The current contract covering employees at the Los Angeles, California facility expire in April 2015. The Company made monthly contributions of (in whole dollars) $1.00 per hour worked by each bargaining unit employee at the Los Angeles, California facility to the Western Conference of Teamsters Pension Plan through April 2012. Starting May 2012, the Company made monthly contributions of (in whole dollars) $1.05 per hour worked by each bargaining unit employee, and will increase such contributions to (in whole dollars) $1.15 starting 2013 and $1.25 starting 2014.

[7]
The Company is party to a USW collective-bargaining agreement that require monthly contributions through February 2012 of (in whole Canadian dollars) C$1.15 per hour worked by each bargaining unit employee at the London, Ontario facility to CWIPP, which represents 13% of the Company's USW-represented employees. Starting March 2012, the Company made monthly contributions of (in whole Canadian dollars) C$1.20 per hour worked by each bargaining unit employee. Information relating to the Pension Protection Act zone status, FIP/RIP status and surcharge imposed are not applicable to this plan because it is a Canadian plan that does not follow the same regulations as plans that are U.S.-based. The CWIPP is a targeted benefit pension plan which provides a target amount of lifetime pension based on a pre-determined formula. The plan does not guarantee the amount of benefit. A participant's monthly benefit is calculated by multiplying the employee's service units which is based on a combination of the employee's age and service by the benefit level for the employee's group. Benefit levels are determined by the CWIPP administrator and are based on the rate of contributions and the average age and service of employees within the group. Benefit levels can vary due to changes in the collective bargaining agreement, negotiated contributions, or performance of the pension fund. Currently, the plan allows contributions from both the employer and employee, both of which are required to be negotiated with the USW. For the current term of the collective bargaining agreement expiring February 2015, no employee contributions were negotiated. At December 31, 2012 and December 31, 2011, the CWIPP's funding percentage was 85% and 80% based on the going concern valuation, respectively.

The Company was not listed in any of the plans' Forms 5500 or the CWIPP financial statements as providing more than 5% of the total contributions for any of the plan years disclosed. At December 31, 2012, Forms 5500 were not available for the plan years ending in 2012. The CWIPP does not file a Form 5500. Further, there were no significant changes to the number of employees covered by the Company's multiemployer plans that would affect the period-to-period comparability of the contributions for the years presented.
10. Employee Incentive Plans
Short-term Incentive Plans (“STI Plans”)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The Company has a short-term incentive compensation plan for senior management and certain other employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on EVA of the Company’s Fabricated Products business, adjusted for certain safety and performance factors. EVA, as defined by the Company's STI Plans, is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, measured over a one-year period. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.
Total costs relating to STI Plans were recorded as follows, for each period presented:

	Year Ended December 31,
	2012	2011	2010
Cost of products sold, excluding depreciation and amortization and other items	$4.3	$3.2	$2.9
Selling, administrative, research and development, and general	10.1	5.2	3.9
Total costs recorded in connection with STI Plans	$14.4	$8.4	$6.8

The following table presents the allocation of the charges detailed above, by segment:

	Year Ended December 31,
	2012	2011	2010
Fabricated Products segment	$9.9	$5.9	$4.8
All Other	4.5	2.5	2.0
Total costs recorded in connection with STI Plans	$14.4	$8.4	$6.8

Long- term Incentive Programs
General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). The Equity Incentive Plan permits the granting of awards in the form of options to purchase common shares, stock appreciation rights, shares of non-vested and vested stock, restricted stock units, performance shares, performance units and other awards. The Equity Incentive Plan was originally effective as of July 6, 2006 and amended and restated from time to time. On June 1, 2010, the Board amended and restated the Equity Incentive Plan in its entirety, with such amendment and restatement effective as of June 8, 2010, the date the Equity Incentive Plan as so amended and restated was approved by the Company's stockholders. Effective as of February 8, 2012, the Board again amended and restated the Equity Incentive Plan in its entirety to clarify that the maximum number of shares that the Company may withhold in connection with income realization cannot exceed the minimum amount of shares necessary to satisfy the payment of the statutorily minimum amount of taxes that the Company is required to withhold in connection with such income realization. The Equity Incentive Plan will expire on July 6, 2016, and no grants will be made thereunder after that date. The Company’s Board of Directors may, in its discretion, terminate the Equity Incentive Plan at any time. The termination of the Equity Incentive Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination, and all grants made on or prior to the date of termination will remain in effect thereafter subject to the terms of the applicable grant agreement and the Equity Incentive Plan. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At December 31, 2012, 934,521 common shares were available for additional awards under the Equity Incentive Plan. Compensation charges relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development expenses.
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
The Company also grants performance shares to executive officers and other key employees. Such awards are subject to performance requirements pertaining to the Company’s EVA performance (as set forth in each year’s LTI program), measured over the applicable three-year performance period. EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods. During 2012, a portion of the performance shares granted under the 2009-2011 LTI program vested (see “Summary of Activity” below). The vesting of performance shares and resulting issuance and delivery of common shares, if any, under the 2010-2012 LTI program, 2011-2013 LTI program and 2012-2014 LTI program will occur in 2013, 2014 and 2015, respectively. Holders of performance shares do not receive voting rights through the ownership of such performance shares.
     Non-cash Compensation Expense. Recorded non-cash compensation expense by type of award under LTI programs were as follows, for each period presented:

	Year Ended December 31,
	2012	2011	2010
Service-based non-vested common shares and restricted stock units	$3.8	$4.1	$3.6
Performance shares	1.8	1.1	0.8
Service-based stock options	—	—	0.1
Total non-cash compensation expense	$5.6	$5.2	$4.5

The following table presents the allocation of the charges detailed above, by segment:

	Year Ended December 31,
	2012	2011	2010
Fabricated Products	$1.7	$1.5	$1.4
All Other	3.9	3.7	3.1
Total non-cash compensation expense	$5.6	$5.2	$4.5

Recognized tax benefit relating to non-cash compensation expense were $2.1, $2.0 and $1.7 for 2012, 2011 and 2010, respectively.

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data, by type of award:

	December 31, 2012
	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$3.4	1.5
Performance shares	$4.1	1.9

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the year ended December 31, 2012 is as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2011	202,836	$29.24	6,072	$33.67	777,934	$26.84
Granted	92,949	45.03	2,486	44.46	215,579	44.47
Vested	(134,746)	24.30	(3,375)	25.77	(7,952)	18.89
Forfeited	(2,355)	43.91	—	—	—	—
Canceled	—	—	—	—	(401,611)	14.73
Outstanding at December 31, 2012	158,684	$42.47	5,183	$43.99	583,950	$41.78

The total grant-date fair value for shares granted during 2012, 2011 and 2010 was $13.9, $12.8 and $10.5, respectively. Total grant-date fair value for shares that vested during 2012, 2011 and 2010 was $3.5, $6.3 and $2.6.

Stock Options. As of both December 31, 2012 and December 31, 2011, there were 20,791 fully-vested options outstanding, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 4.25 and 5.25 years, respectively. The grant-date fair value of all options was $39.90 per share. No new options were granted and no existing options were forfeited, expired or exercised during 2012. During 2011, 1,286 stock options expired.
Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. During 2012, 2011 and 2010, the Company recorded $0.2, $0.2 and $0.2, respectively, relating to common shares granted to non-employee directors in lieu of all or a portion of their annual retainer fees.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During 2012, 2011 and 2010, 45,801, 62,637 and 11,729 commons shares, respectively, were withheld and canceled for this purpose.
11. Commitments and Contingencies
      Commitments. The Company has a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (see Note 3, Note 4, Note 12 and "Contractual Obligations and Commercial Commitments" included in Item 7. "Management's Discussion and Analysis" of this Report).
Minimum rental commitments under operating leases at December 31, 2012, are as follows: years ending December 31, 2013 - $4.7; 2014 - $4.2, 2015 - $3.4, 2016 - $2.5, 2017 - $2.0, and thereafter - $31.2. Rental expenses were $10.0, $10.0 and $9.9 for 2012, 2011, and 2010, respectively. There are renewal options in various operating leases subject to certain terms and conditions.
Environmental Contingencies. The Company is subject to a number of environmental laws and regulations, potential fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to potential claims based upon such laws and regulations.

The Company has established procedures for regularly evaluating environmental loss contingencies. The Company’s environmental accruals represent the Company’s undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and the Company’s assessment of the likely remediation actions to be taken.
The following table presents the changes in such accruals, which are primarily included in Long-term liabilities.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$22.0	$20.2	$9.7
Additional accruals	1.2	3.9	13.9
Less expenditures	(1.5)	(2.1)	(3.4)
Ending balance	$21.7	$22.0	$20.2

During the third quarter of 2010, the Company increased its environmental accruals in connection with the Company's submission of a draft feasibility study to the Washington State Department of Ecology (“Washington State Ecology”). The draft feasibility study included a range of remediation alternatives related to the Company's facility in Spokane, Washington ("Trentwood") which could be implemented over the next 30 years.

With ongoing agency coordination, and after public comment and agency review, the Company submitted in 2012 a final feasibility study to Washington State Ecology which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at Trentwood. During the third quarter of 2012, Washington State Ecology and the Company signed an amended work order allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. The Company continues to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval. The Company expects to begin implementation of approved work plans sometime in 2013.
At December 31, 2012, environmental accruals of $21.7 represented the Company's best estimate of the incremental cost based on proposed alternatives in the final feasibility study related to Trentwood and on investigational studies and other remediation activities occurring at certain other locations owned by the Company. The Company expects that these remediation actions will be taken over the next 30 years.
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
During 2012, 2011 and 2010, total fabricated products shipments that contained firm-price terms were (in millions of pounds) 178.8, 157.0 and 97.0, respectively. At December 31, 2012, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated purchases of aluminum for 2013, 2014, and 2015 totaling approximately (in millions of pounds) 56.9, 0.8, and 0.8 , respectively.
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
Hedges Relating to the Convertible Notes. As described in Note 3, the Company issued Convertible Notes in the aggregate principal amount of $175.0 on March 29, 2010. The conversion feature of the Convertible Notes can only be settled in cash and is required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects that the realized gain or loss from the Call Options will substantially offset the realized loss or gain of the Bifurcated Conversion Feature upon maturity of the Convertible Notes. However, because valuation assumptions for the Bifurcated Conversion Feature and the Call Option are not identical, over time the Company expects to record net unrealized gains and losses due to mark-to-market adjustments to the fair values of the two derivatives. See Note 13 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options.
The following table summarizes the Company's material derivative positions at December 31, 2012:

		Notional Amount of Contracts
Commodity	Maturity Period	(mmlbs)
Aluminum —
Fixed priced purchase contracts	1/13 through 12/15	59.5
Fixed priced sales contracts	4/13 through 11/13	1.0
Midwest premium swap contracts[1]	1/13 through 12/13	54.5

		Notional Amount of Contracts
Energy	Maturity Period	(mmbtu)
Natural gas —[2]
Call option purchase contracts	1/13 through 12/13	930,000
Put option sales contracts	1/13 through 12/13	930,000
Fixed priced purchase contracts	1/13 through 12/15	7,550,000

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

		Notional Amount of Contracts
Electricity	Maturity Period	(Mwh)
Fixed priced purchase contracts	1/13 through 12/14	394,200

		Notional Amount of contracts
Currency	Maturity Period	(as shown)
Canadian Dollar —
Fixed priced purchase contracts	1/13 through 1/13	C$	604,839
Swiss Franc —
Fixed priced purchase contracts	1/13 through 1/13	Fr.	172,123

		Notional Amount of Contracts
Hedges Relating to the Convertible Notes	Contract Period	(Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,624,449
Call Options[3]	3/10 through 3/15	3,624,449
_________________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company's purchases of primary aluminum.

[2]
As of December 31, 2012, the Company's exposure to fluctuations in natural gas prices had been substantially reduced for approximately 82%, 75% and 46% of the expected natural gas purchases for 2013, 2014 and 2015, respectively.

[3]
The Bifurcated Conversion Feature represents the cash conversion feature of the Convertible Notes. To hedge against the potential cash outflows associated with the Bifurcated Conversion Feature, the Company purchased cash-settled Call Options. The Call Options have an exercise price equal to the conversion price of the Convertible Notes, subject to anti-dilution adjustment provisions substantially similar to the Convertible Notes, which may cause the exercise price to decrease and the notional amount of shares relating thereto to increase. The Call Options will expire upon the maturity of the Convertible Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company's common stock, the Call Options may only be settled in cash.

  The Company reflects the fair value of its derivative contracts on a gross basis in the Consolidated Balance Sheets (see Note 2).

Realized and Unrealized Gains and Losses. Realized and unrealized gains (losses) associated with all derivative contracts consisted of the following, for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2012	2011	2010
Realized (losses) gains:
Aluminum	$(9.0)	$9.6	$(0.6)
Natural Gas	(6.7)	(5.2)	(1.3)
Electricity	(3.4)	—	—
Total realized (losses) gains:	$(19.1)	$4.4	$(1.9)
Unrealized gains (losses):
Aluminum	$10.1	$(26.5)	$3.6
Natural Gas	4.3	(1.6)	(4.4)
Electricity	0.8	(1.8)	—
Foreign Currency	—	—	0.1
Call Options	9.0	(2.1)	17.0
Bifurcated Conversion Feature	(8.2)	6.1	(21.9)
Total unrealized gains (losses)	$16.0	$(25.9)	$(5.6)

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
The fair values of financial assets and liabilities are measured on a recurring basis. The Company has elected not to carry any financial assets and liabilities at fair value other than as required by GAAP. Financial assets and liabilities that the Company carries at fair value as required by GAAP include: (i) its derivative instruments, (ii) the plan assets of the VEBAs and the Company's Canadian defined benefit pension plan, and (iii) available for sale securities, consisting of commercial paper and investments related to the Company's deferred compensation plan (see Note 8). The Company records certain other financial assets and liability at carrying value, see table below for the fair value disclosure of those assets and liabilities.
The majority of the Company's non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the years ended December 31, 2012 and December 31, 2011, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
Fair Values of Financial Assets and Liabilities
Fair Values of Derivative Assets and Liabilities. The Company's derivative contracts are valued at fair value using significant observable and unobservable inputs.
Commodity, Energy, and Foreign Currency Hedges - The fair values of a majority of these derivative contracts are based upon trades in liquid markets. Valuation model inputs can generally be verified, and valuation techniques do not involve significant judgment. The Company has some derivative contracts, however, that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (e.g., information concerning regional premiums for swaps). Where appropriate, valuations are adjusted for various factors, such as bid/offer spreads.
Bifurcated Conversion Feature and Call Options - The fair value of the Bifurcated Conversion Feature is measured as the difference in the estimated fair value of the Convertible Notes and the estimated fair value of the Convertible Notes without the cash conversion feature. The Convertible Notes are valued based on the trading price of the Convertible Notes each period end (see “All Other Financial Assets and Liabilities” below). The fair value of the Convertible Notes without the cash conversion

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

feature is the present value of the series of the remaining fixed income cash flows under the Convertible Notes, with a mandatory redemption in 2015.
The Company determines the fair value of the Call Options using a binomial lattice valuation model. The inputs to the model at December 31, 2012 were as follows:

Stock price at December 31, 2012	$61.69
Quarterly dividend yield (per share)[1]	$0.24
Risk-free interest rate[2]	0.28%
Credit spread (basis points)[3]	246
Expected volatility rate[4]	20.4%
____________

[1]
Quarterly dividends during 2012 were $0.25 per share, but the model assumes a discrete $0.24 per share quarterly dividend as was paid at the inception of the Call Options. Quarterly dividends in excess of $0.24 per share do not affect the Call Options' value due to anti-dilution adjustments.

[2]	The risk-free rate was based on the two-year Constant Maturity Treasury rate and three-year Constant Maturity
Treasury rate on December 31, 2012, compounded semi-annually.

[3]	The credit spread is based on the Company's long-term credit rating of BB- issued by Standard & Poor’s and a senior unsecured credit rating of Ba3 issued by Moody’s.

[4]	The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and
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
Valuation of other invested assets is based on significant observable inputs (e.g., net asset values of registered investment companies not listed on an exchange, valuations derived from actual market transactions, broker-dealer supplied valuations, or correlations between a given U.S. market and a non-U.S. security). Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy.
Available for sale securities. The Company holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 1 and Note 8). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring basis. Such fair value input is considered a Level 2 input. During 2012, the Company purchased short-term commercial paper. The fair value of the commercial paper is determined based on valuation models that use observable market

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

data. Such fair value input is considered a Level 2 input. The amortized cost for available for sale securities approximates its fair value.
All Other Financial Assets and Liabilities. The Company believes that the fair value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The Company believes that the fair value of Nichols Promissory Note at December 31, 2011 materially approximated its carrying amount in light of the Company’s credit profile, the interest rate applicable to the Nichols Promissory Note, and its remaining duration. The foregoing fair value assessment is considered to be a Level 2 valuation within the fair value hierarchy.
The fair value of the Senior Notes and Convertible Notes is based on their trading price and is considered a Level 1 input in the fair value hierarchy (see Note 3 for the carrying value of the Convertible Notes and the Senior Notes).
The following table presents the Company's financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments
Aluminum -
Fixed priced purchase contracts	$—	$2.6	$—	$2.6
Midwest premium swap contracts	—	—	0.4	0.4
Natural Gas -
Fixed priced purchase contracts	—	0.2	—	0.2
Hedges Relating to the Convertible Notes -
Call Options	—	55.3	—	55.3

VEBAs and Canadian Pension Plan
Fixed income investment funds in registered investment companies[1]	192.3	235.4	—	427.7
Mortgage backed securities	—	31.5	—	31.5
Corporate debt securities[2]	—	40.4	—	40.4
Equity investment funds in registered investment companies[3]	114.1	58.8	—	172.9
United States Treasuries	—	13.6	—	13.6
Municipal debt securities	—	3.9	—	3.9
Cash and money market investments[4]	16.4	—	—	16.4
Asset backed securities	—	3.2	—	3.2
Diversified investment funds in registered investment companies[5]	6.4	5.7	—	12.1
Equity securities	8.7	—	—	8.7

All Other Financial Assets
Cash and cash equivalents[6]	107.9	165.5	—	273.4
Short-term investments	—	85.0	—	85.0
Available for sale securities	—	5.6	—	5.6
Total	$445.8	$706.7	$0.4	$1,152.9

FINANCIAL LIABILITIES:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Derivative Instruments
Aluminum -
Fixed priced purchase contracts	$—	$(0.5)	$—	$(0.5)
Natural Gas -
Put option sales contracts	—	(0.5)	—	(0.5)
Fixed priced purchase contracts	—	(2.6)	—	(2.6)
Electricity -
Fixed priced purchase contracts	—	(1.0)	—	(1.0)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(62.1)	—	(62.1)

All Other Financial Liabilities
Senior Notes	(250.0)	—	—	(250.0)
Convertible Notes	(240.1)	—	—	(240.1)
Total	$(490.1)	$(66.7)	$—	$(556.8)

The following table presents the Company's financial instruments classified under the appropriate level of the fair value hierarchy as of December 31, 2011:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative Instruments
Aluminum -
Fixed priced purchase contracts	$—	$0.3	$—	$0.3
Midwest premium swap contracts	—	—	0.1	0.1
Hedges Relating to the Convertible Notes -
Call Options	—	46.3	—	46.3

VEBAs and Canadian Pension Plan
Fixed income investment funds in registered investment companies[1,7]	183.5	229.8	—	413.3
Mortgage backed securities	—	33.9	—	33.9
Corporate debt securities[2]	—	39.1	—	39.1
Equity investment funds in registered investment companies[3,7]	29.8	22.5	—	52.3
United States Treasuries	—	1.6	—	1.6
Municipal debt securities	—	6.3	—	6.3
Cash and money market investments[4]	12.1	—	—	12.1
Asset backed securities	—	5.0	—	5.0
Diversified investment funds in registered investment companies[5,7]	7.4	4.9	—	12.3

All Other Financial Assets
Cash and cash equivalents[6]	49.8	—	—	49.8
Available for sale securities	—	4.9	—	4.9
Total	$282.6	$394.6	$0.1	$677.3

FINANCIAL LIABILITIES:
Derivative Instruments
Aluminum -
Fixed priced purchase contracts	$—	$(7.8)	$—	$(7.8)
Midwest premium swap contracts	—	—	(0.1)	(0.1)
Natural Gas -
Put option sales contracts	—	(5.6)	—	(5.6)
Fixed priced purchase contracts	—	(1.3)	—	(1.3)
Electricity -
Fixed priced purchase contracts	—	(1.8)	—	(1.8)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(53.9)	—	(53.9)

All Other Financial Liabilities
Nichols Promissory Note	—	(4.7)	—	(4.7)
Convertible Notes	(203.0)	—	—	(203.0)
Total	$(203.0)	$(75.1)	$(0.1)	$(278.2)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

_________________________

1.
This category represents investments in various fixed income funds with multiple registered investment companies. Such funds invest in diversified portfolios, including (a) marketable fixed income securities such as (i) U.S. Treasury and other government and agency securities, (ii) municipal bonds, (iii) mortgage-backed securities, (iv) asset-backed securities, (v) corporate bonds, notes and debentures in various sectors, (vi) preferred and common stock, (vii) investments in affiliated and other investment companies, (viii) short-term investments and other net assets and (vii) repurchase agreements and reverse repurchase agreements, (b) other commingled investments, (c) investment grade debt, and (d) fixed income instruments which may be represented by options, future contracts or swap agreements. The fair value of assets in this category is estimated using the net asset value per share of the investments.

2.
This category represents investments in fixed income corporate securities in various sectors. Investments in the industrial, financial and utilities sectors in 2012 represented approximately 61%, 33% and 6% of the total portfolio in this category, respectively. Investments in the industrial, financial and utilities sectors in 2011 represented approximately 53%, 38% and 9% of the total portfolio in this category, respectively. The fair value of assets in this category is estimated using the net asset value per share of the investments.

3.
This category represents investments in equity funds that invest in portfolios comprised of (i) equity securities of U.S. companies across all market capitalization, (ii) American Depositary Receipts, or ADRs, for securities of non-U.S. issuers, (iii) securities whose principal market is outside of U.S, and (iv) other short term investments. The fair value of assets in this category is determined by using quoted prices in active markets for investments considered Level 1 inputs and estimated using the net asset value per share of the investments for investments considered Level 2 inputs.

4.	This category represents cash and investments in various money market funds.

5.
The plan assets are invested in investment funds that hold a diversified portfolio of U.S and international equity securities and fixed income securities such as corporate bonds, government bonds, mortgage and asset-backed securities. The fair value of assets in this category is estimated using the net asset value per share of the investments.

6.	See Note 2 for components of cash and cash equivalents.

7.
The Company considers the fair value of publicly traded registered investment funds to be a Level 1 input within the fair value hierarchy. In the above tables, the Company has revised the previous classification of publicly traded registered investment funds ($220.7 as of December 31, 2011) from Level 2 to Level 1.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Level 3
Balance at December 31, 2011	$—
Total realized/unrealized gains included in:
Cost of goods sold excluding depreciation and amortization and Unrealized (gains) losses on derivative instruments	2.3
Transactions involving Level 3 derivative contracts:
Purchases	0.4
Sales	—
Issuances	—
Settlements	(2.3)
Transactions involving Level 3 derivatives - net	(1.9)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at December 31, 2012	$0.4

Total gains included in Unrealized (gains) losses on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at December 31, 2012:	$—
Fair Values of Non-financial Assets and Liabilities

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

     CAROs. The inputs in estimating the fair value of CAROs include: (i) the timing of when any such CARO cash flows may be incurred, (ii) incremental costs associated with special handling or treatment of CARO materials and (iii) the credit-adjusted risk-free rate applicable at the time additional CARO cash flows are estimated, all of which are considered Level 3 inputs as they involve significant judgment of the Company.
During 2012, the Company re-assessed and revised its estimates relating to the timing and future costs of various asbestos removal projects at one facility. Both upward and downward revisions relating to cost estimates were made. The following table summarizes the activity relating to the Company's CARO liabilities:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$4.0	$3.8	$3.5
Liabilities incurred during the period	—	—	—
Liabilities settled during the period	(0.5)	(0.1)	—
Accretion expense	0.3	0.3	0.3
Adjustment to accretion expense due to revisions to estimated cash flow and timing of expenditure[1]	0.3	—	(1.1)
Adjustment to CARO asset due to revisions to estimated cash flow	—	—	1.1
Ending balance	$4.1	$4.0	$3.8
__________________________________________

[1]
The adjustment in 2012 decreased both basic and diluted earnings per share for 2012 by approximately $0.02 per share. The adjustment in 2010 increased both basic and diluted earnings per share for 2010 by approximately $0.05 per share.

The estimated fair value of CARO liabilities at December 31, 2012 and December 31, 2011 are based upon the application of a weighted-average credit-adjusted risk-free rate of 8.7% and 9.1%, respectively. CAROs are included in Other accrued liabilities or Long-term liabilities, as appropriate (see Note 2).

14. Earnings Per Share
Basic and diluted earnings per share for 2012, 2011 and 2010 were calculated as follows:

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$85.8	$25.1	$12.0
Less: Net income attributable to participating securities	—	—	(0.1)
Net income available to common stockholders	$85.8	$25.1	$11.9

Denominator - Weighted-average common shares outstanding (in thousands):
Basic[1]	19,115	18,979	19,377
Diluted[2]	19,278	18,979	19,377
Earnings per common share, Basic:
Net income per share	$4.49	$1.32	$0.61
Earnings per common share, Diluted:
Net income per share[2]	$4.45	$1.32	$0.61
_____________

[1]	The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

[2]
The diluted weighted-average number of common shares outstanding and diluted earnings per share for 2012 were calculated using the treasury method. The diluted weighted-average number of common shares outstanding and diluted earnings per share for 2011 and 2010 were calculated using the two-class method (see Note 1).

Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding at December 31, 2012. The potential dilutive effect of options outstanding was zero for 2012, 2011 and 2010. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.31 per share at December 31, 2012 were outstanding. The potential dilutive effect of shares underlying the Warrants was zero for 2012, 2011 and 2010.
During 2012, 2011 and 2010, the Company paid a total of approximately $19.6 ($1.00 per common share), $18.9 ($0.96 per common share), and $19.0 ($0.96 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of any performance shares with respect to approximately one-half of the performance shares.
At December 31, 2012, $46.9 was available for repurchases of the Company's common shares under an outstanding stock repurchase authorization by the Company's Board of Directors. The Company purchased no shares pursuant to this authorization during 2012, 2011 or 2010.
During the first quarter of 2010, pursuant to a separate authorization from the Company's Board of Directors, the Company repurchased $44.2, or 1,151,900 shares, of the Company's outstanding common stock in privately negotiated, off-market transactions with purchasers of the Convertible Notes.
15. Segment and Geographical Area Information
The Company's primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive, and other industrial end market applications. The Company operates 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which the Company's chief operating decision maker reviews and evaluates the Company's business, the Fabricated Products business is treated as a single operating segment.
In addition to the Fabricated Products segment, the Company has two business units, Secondary Aluminum and
Corporate and Other. The Secondary Aluminum business unit sells value added products, such as ingot and billet, produced at
Anglesey, a secondary aluminum remelt and casting facility in Holyhead, Wales in which the Company owns a 49% non-controlling interest. The Corporate and Other business unit provides general and administrative support for the Company's operations.

For purposes of segment reporting under GAAP, the Company treats the Fabricated Products segment as a reportable segment and combines the two other business units, Secondary Aluminum and Corporate and Other, into one category, which is referred to as All Other. All Other is not considered a reportable segment.

On January 1, 2012, management began reviewing the results of the primary aluminum hedging activities, which prior to
January 1, 2012 had been reported in All Other, with the results of the Fabricated Products segment because such hedging activities are now conducted solely for the Fabricated Products segment. Accordingly, the results of primary aluminum hedging activities have been included in the Fabricated Products segment for 2012. Prior period results have been conformed to current period presentation, which resulted in a (decrease) increase of $(25.0) and $3.1 in operating income of the Fabricated Products segment for 2011 and 2010, respectively, and an increase of $0.6 in Fabricated Products segment assets as of December 31, 2011.
The accounting policies of the Fabricated Products segment are the same as those described in Note 1. Segment results are evaluated internally by management before any allocation of corporate overhead and without any charge for income taxes, interest expense, or Other operating charges, net.
The following tables provide financial information by reporting segment for each period or as of each period end, as applicable:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2012	2011	2010
Net Sales:
Fabricated Products	$1,360.1	$1,301.3	$1,078.8
All Other[1]	—	—	0.3
Total net sales	$1,360.1	$1,301.3	$1,079.1
Operating Income (Loss):
Fabricated Products [2,3]	$190.8	$83.6	$81.7
All Other[4]	(24.9)	(28.6)	(40.6)
Total operating income	$165.9	$55.0	$41.1
Interest expense	(29.1)	(18.0)	(11.8)
Other income (expense), net	2.8	4.3	(4.2)
Income before income taxes	$139.6	$41.3	$25.1
Depreciation and Amortization:
Fabricated Products	$26.0	$24.8	$19.4
All Other	0.5	0.4	0.4
Total depreciation and amortization	$26.5	$25.2	$19.8
Capital expenditures:
Fabricated Products	$43.8	$32.1	$38.0
All Other	0.3	0.4	0.9
Total capital expenditures	$44.1	$32.5	$38.9

	December 31, 2012	December 31, 2011	December 31, 2010
Assets:
Fabricated Products	$771.2	$637.0	$525.3
All Other[5]	981.3	683.6	793.6
Total assets	$1,752.5	$1,320.6	$1,318.9
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

[2]
Operating results in the Fabricated Products segment for 2012, 2011 and 2010 included non-cash LIFO inventory (benefits) charges of $(4.9), $(7.1) and $16.5, respectively. Also included in the Fabricated Products segment operating results for 2012, 2011 and 2010 were $1.1, $1.7 and $13.6, respectively, of environmental expense. Fabricated Products segment operating results for 2012 and 2010 also included $4.4 and $3.9 of asset impairment charge relating to certain Property, plant and equipment, respectively.

[3]
Fabricated Products segment results for 2012, 2011 and 2010 include non-cash mark-to-market gains (losses) on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $15.2, $(29.9) and $(0.7), respectively. For further discussion regarding mark-to-market matters, see Note 12.

[4]
Operating results in All Other represent operating expenses in the Corporate and Other business unit. Operating results of All Other include VEBA net periodic pension benefit (income) costs of $(11.9), $(6.0) and $5.1 for 2012, 2011 and 2010, respectively.

[5]
Assets in All Other represent primarily all of the Company’s cash and cash equivalents, short-term investments, metal and financial derivative assets, net assets in respect of VEBA(s) and net deferred income tax assets.

Net sales by product categories, which are based on end market applications, for the Fabricated Products segment are as follows:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Year Ended December 31,
	2012	2011	2010
Net Sales:
Aero/HS Products	$695.1	$596.3	$467.3
GE Products	441.4	447.0	409.3
Automotive Extrusions	125.5	126.9	103.0
Other Products	98.1	131.1	99.2
Total Net Sales	$1,360.1	$1,301.3	$1,078.8

Geographic information for net sales, based on country of origin, income taxes paid, and long-lived assets are as follows:

	Year Ended December 31,
	2012	2011	2010
Net sales to unaffiliated customers:
Fabricated Products —
United States	$1,256.5	$1,195.1	$991.2
Canada	103.6	106.2	87.6
Total Fabricated Products net sales	1,360.1	1,301.3	1,078.8
All Other —
United Kingdom	—	—	0.3
Total All Other net sales	—	—	0.3
Total net sales	$1,360.1	$1,301.3	$1,079.1
Income Taxes Paid:
Fabricated Products —
United States	$0.5	$1.7	$0.1
Canada	1.3	1.8	0.7
Total income taxes paid	$1.8	$3.5	$0.8

	December 31, 2012	December 31, 2011	December 31, 2010
Long-lived assets:[1]
Fabricated Products —
United States	$367.5	$351.4	$337.3
Canada	12.5	11.9	11.5
Total Fabricated Products long-lived assets	380.0	363.3	348.8
All Other —
United States	4.3	4.5	5.3
Total All Other long-lived assets	4.3	4.5	5.3
Total long-lived assets	$384.3	$367.8	$354.1
__________________
1    Long-lived assets represent Property, plant and equipment, net.

The aggregate foreign currency transaction gains (losses) included in determining net income were immaterial for 2012, 2011, and 2010. Sales to the Company’s largest fabricated products customer accounted for sales of approximately 22%, 21% and 23% of total revenue in 2012, 2011, and 2010, respectively. The loss of the Company’s largest customer would have a material adverse effect on the Company taken as a whole. However, in the Company’s opinion, the relationship between the customer and the Company is good, and the risk of loss of the customer is remote. Export sales were approximately 18%, 14% and 13% of total revenue during 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, the Company secured 78%, 83% and 85%, respectively, of its annual primary aluminum from the top five major suppliers. The largest supplier provided approximately 29%, 32% and 33% of the annual primary aluminum supply in 2012, 2011 and 2010, respectively. The second

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

and third largest suppliers together provided approximately 31%, 34% and 36% of the annual primary aluminum supply in 2012, 2011 and 2010, respectively.

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$19.4	$10.4	$6.0
Income taxes paid	$1.8	$3.5	$0.8
Supplemental disclosure of non-cash transactions:
Non-cash capital expenditures	$3.4	$1.8	$1.7
Issuance of Nichols Promissory Note — Note 3	$—	$—	$6.7
Capital leases acquired	$0.1	$0.3	$—

17. Other Income (Expense), Net
Other income (expense), net consisted of the following, for each period presented:

	Year Ended December 31,
	2012	2011	2010
Interest income	$0.4	$0.2	$0.3
Unrealized gains (losses) on financial derivatives [1]	0.8	4.0	(4.9)
Realized gains on investments	0.5	0.1	0.8
Insurance settlement	0.4	—	—
All other, net	0.7	—	(0.4)
Other non-operating income (expense), net	$2.8	$4.3	$(4.2)
____________

[1]	See “Derivative Financial Instruments” in Note 1 for a discussion of accounting policy for such instruments.
18. Other Comprehensive Income (Loss)
The following table presents the tax effect allocated to each component of other comprehensive income (loss) for each period presented:

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit	Amount
2012
Defined benefit pension plan and VEBAs:
Net actuarial gain arising during the period	$87.8	$(33.5)	$54.3
Reclassification adjustments:
Less: amortization of net actuarial loss	3.1	(1.1)	2.0
Less: amortization of prior service cost	4.2	(1.7)	2.5
Other comprehensive income (loss) relating to defined benefit pension plan and VEBAs	95.1	(36.3)	58.8
Unrealized gain on available for sale securities	0.6	(0.2)	0.4
Foreign currency translation adjustment	(0.2)	—	(0.2)
Other comprehensive income	$95.5	$(36.5)	$59.0
2011
Defined benefit pension plan and VEBAs:
Net actuarial loss arising during the period	$(110.6)	$42.2	$(68.4)
Reclassification adjustments:
Less: amortization of net actuarial gain	0.6	(0.2)	0.4
Less: amortization of prior service cost	4.2	(1.6)	2.6
Other comprehensive income (loss) relating to defined benefit pension plan and VEBAs	(105.8)	40.4	(65.4)
Unrealized loss on available for sale securities	(0.1)	—	(0.1)
Foreign currency translation adjustment	0.2	—	0.2
Other comprehensive loss	$(105.7)	$40.4	$(65.3)
2010
Defined benefit pension plan and VEBAs:
Net actuarial gain arising during the period	$25.5	$(9.7)	$15.8
Reclassification adjustments
Less: amortization of net actuarial gain	0.7	(0.2)	0.5
Less: amortization of prior service cost	4.2	(1.6)	2.6
Other comprehensive income (loss) relating to defined benefit pension plan and VEBAs	30.4	(11.5)	18.9
Unrealized gain on available for sale securities	0.1	—	0.1
Foreign currency translation adjustment	(0.5)	—	(0.5)
Other comprehensive income	$30.0	$(11.5)	$18.5

19. Condensed Guarantor and Non-Guarantor Financial Information

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
Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several.

Pursuant to the requirements of Section 210.3-10(f) of Regulation S-X, the following condensed consolidating balance sheets as of December 31, 2012 and December 31, 2011, condensed consolidating statements of income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 and condensed consolidating statements of cash flow for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 present (i) the financial position, results of

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis, and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis, (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (iii) the resulting totals, reflecting information for the Company on a consolidated basis, as reported. In the following tables, "Non- Guarantor Subsidiaries" refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and "Consolidating Adjustments" represent the adjustments necessary to eliminate the investments in the Company's subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$266.0	$2.4	$—	$273.4
Short-term investments	—	85.0	—	—	85.0
Receivables:
Trade, less allowance for doubtful receivables	—	121.5	2.3	—	123.8
Intercompany receivables	—	(10.3)	0.4	9.9	—
Other	—	1.3	2.1	—	3.4
Inventories	—	178.7	7.3	—	186.0
Prepaid expenses and other current assets	—	68.1	2.0	—	70.1
Total current assets	5.0	710.3	16.5	9.9	741.7
Investments in and advances to unconsolidated affiliates	1,284.1	7.4	—	(1,291.5)	—
Property, plant, and equipment — net	—	371.8	12.5	—	384.3
Long-term intercompany receivables	163.7	0.4	6.4	(170.5)	—
Net asset in respect of VEBA	—	365.9	—	—	365.9
Deferred tax assets — net	—	93.4	(0.8)	9.4	102.0
Intangible assets — net	—	35.4	—	—	35.4
Goodwill	—	37.2	—	—	37.2
Other assets	64.0	19.2	3.0	(0.2)	86.0
Total	$1,516.8	$1,641.0	$37.6	$(1,442.9)	$1,752.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.1	$56.5	$5.9	$—	$62.5
Intercompany payable	—	0.3	0.2	(0.5)	—
Accrued salaries, wages, and related expenses	—	36.7	2.6	—	39.3
Other accrued liabilities	3.5	47.9	0.5	—	51.9
Payable to affiliate	—	7.9	—	—	7.9
Total current liabilities	3.6	149.3	9.2	(0.5)	161.6
Net liability in respect of VEBA	—	5.3	—	—	5.3
Long-term intercompany payable	—	170.0	0.5	(170.5)	—
Long-term liabilities	62.1	49.6	22.8	—	134.5
Long-term debt	380.3	—	—	—	380.3
Total liabilities	446.0	374.2	32.5	(171.0)	681.7

Total stockholders’ equity	1,070.8	1,266.8	5.1	(1,271.9)	1,070.8
Total	$1,516.8	$1,641.0	$37.6	$(1,442.9)	$1,752.5

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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,326.0	$124.0	$(89.9)	$1,360.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,090.0	110.2	(84.0)	1,116.2
Unrealized gains on derivative instruments	—	(15.2)	—	—	(15.2)
Depreciation and amortization	—	25.5	1.0	—	26.5
Selling, administrative, research and development, and general	2.0	57.7	8.2	(5.7)	62.2
Other operating (benefits) charges, net	—	4.5	—	—	4.5
Total costs and expenses	2.0	1,162.5	119.4	(89.7)	1,194.2
Operating (loss) income	(2.0)	163.5	4.6	(0.2)	165.9
Other (expense) income:
Interest expense	(28.2)	(1.0)	—	0.1	(29.1)
Other income (expense), net	0.8	1.5	0.6	(0.1)	2.8
(Loss) income before income taxes	(29.4)	164.0	5.2	(0.2)	139.6
Income tax provision	—	(62.6)	(2.3)	11.1	(53.8)
Earnings in equity of subsidiaries	115.2	2.6	—	(117.8)	—
Net income	$85.8	$104.0	$2.9	$(106.9)	$85.8

Comprehensive income	$144.8	$164.0	$1.9	$(165.9)	$144.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,264.5	$133.6	$(96.8)	$1,301.3
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	1,098.7	125.4	(95.1)	1,129.0
Unrealized loss on derivative instruments	—	29.9	—	—	29.9
Restructuring benefits	—	(0.3)	—	—	(0.3)
Depreciation and amortization	—	24.3	0.9	—	25.2
Selling, administrative, research and development, and general	1.8	56.3	6.2	(1.6)	62.7
Other operating (benefits) charges, net	—	0.1	(0.3)	—	(0.2)
Total costs and expenses	1.8	1,209.0	132.2	(96.7)	1,246.3
Operating (loss) income	(1.8)	55.5	1.4	(0.1)	55.0
Other (expense) income:
Interest expense	(16.2)	(1.8)	—	—	(18.0)
Other income (expense), net	4.0	0.4	(0.1)	—	4.3
(Loss) income before income taxes	(14.0)	54.1	1.3	(0.1)	41.3
Income tax provision	—	(21.8)	(0.6)	6.2	(16.2)
Earnings in equity of subsidiaries	39.1	0.8	—	(39.9)	—
Net income	$25.1	$33.1	$0.7	$(33.8)	$25.1

Comprehensive (loss) income	$(40.2)	$(32.2)	$0.7	$31.5	$(40.2)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,046.9	$120.1	$(87.9)	$1,079.1
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	919.7	113.0	(86.6)	946.1
Unrealized loss on derivative instruments	—	0.7	—	—	0.7
Restructuring benefits	—	(0.3)	—	—	(0.3)
Depreciation and amortization	—	19.0	0.8	—	19.8
Selling, administrative, research and development, and general	1.7	59.9	7.4	(1.3)	67.7
Other operating (benefits) charges, net	—	4.0	—	—	4.0
Total costs and expenses	1.7	1,003.0	121.2	(87.9)	1,038.0
Operating (loss) income	(1.7)	43.9	(1.1)	—	41.1
Other (expense) income:
Interest expense	(11.3)	(0.5)	—	—	(11.8)
Other income (expense), net	(4.8)	0.5	0.1	—	(4.2)
(Loss) income before income taxes	(17.8)	43.9	(1.0)	—	25.1
Income tax provision	—	(21.6)	0.7	7.8	(13.1)
Earnings in equity of subsidiaries	29.8	(0.3)	—	(29.5)	—
Net income (loss)	$12.0	$22.0	$(0.3)	$(21.7)	$12.0

Comprehensive income (loss)	$30.5	$41.4	$(1.2)	$(40.2)	$30.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(17.8)	$164.3	$5.9	$—	$152.4
Cash flows from investing activities:
Capital expenditures	—	(42.6)	(1.5)	—	(44.1)
Purchase of available for sale securities	—	(85.0)	—	—	(85.0)
Proceeds from disposal of property, plant and equipment	—	0.3	—	—	0.3
Change in restricted cash	6.9	0.4	(0.4)	—	6.9
Net cash provided by (used in) investing activities	6.9	(126.9)	(1.9)	—	(121.9)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	225.0	—	—	—	225.0
Repayment of capital lease	—	(0.1)	—	—	(0.1)
Repayment of promissory notes	—	(4.7)	—	—	(4.7)
Cash paid for financing costs	(6.6)	—	—	—	(6.6)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	—	—	1.3
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(2.2)	—	—	—	(2.2)
Cash dividend paid to stockholders	(19.6)	—	—	—	(19.6)
Intercompany loan	(185.7)	189.1	(3.4)	—	—
Net cash provided by (used in) financing activities	10.9	185.6	(3.4)	—	193.1
Net increase in cash and cash equivalents during the period	—	223.0	0.6	—	223.6
Cash and cash equivalents at beginning of period	5.0	43.0	1.8	—	49.8
Cash and cash equivalents at end of period	$5.0	$266.0	$2.4	$—	$273.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities[1]	$(10.2)	$71.9	$1.1	$—	$62.8
Cash flows from investing activities:
Capital expenditures	—	(31.2)	(1.3)	—	(32.5)
Purchase of available for sale securities	—	(0.3)	—	—	(0.3)
Proceeds from disposal of property, plant and equipment	—	—	0.7	—	0.7
Cash payment for acquisition of manufacturing facility and related assets (net of $4.9 of cash received in connection with the acquisition in 2011)	—	(83.2)	—	—	(83.2)
Change in restricted cash	—	(1.0)	—	—	(1.0)
Net cash used in investing activities	—	(115.7)	(0.6)	—	(116.3)
Cash flows from financing activities:
Repayment of capital lease	—	(0.1)	—	—	(0.1)
Repayment of promissory notes	—	(8.3)	—	—	(8.3)
Cash paid for financing costs	—	(2.1)	—	—	(2.1)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.2	—	—	0.2
Repurchase of common stock to cover employees' tax withholdings upon vesting of non-vested shares	(3.1)	—	—	—	(3.1)
Cash dividend paid to stockholders	(18.9)	—	—	—	(18.9)
Intercompany loan[1]	32.2	(32.5)	0.3	—	—
Net cash provided by (used in) financing activities[1]	10.2	(42.8)	0.3	—	(32.3)
Net (decrease) increase in cash and cash equivalents during the period	—	(86.6)	0.8	—	(85.8)
Cash and cash equivalents at beginning of period	5.0	129.6	1.0	—	135.6
Cash and cash equivalents at end of period	$5.0	$43.0	$1.8	$—	$49.8

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities[1]	$(3.0)	$71.5	$(2.2)	$—	$66.3
Cash flows from investing activities:
Capital expenditures	—	(37.4)	(1.5)	—	(38.9)
Purchase of available for sale securities	—	(4.4)	—	—	(4.4)
Proceeds from disposal of property, plant and equipment	—	4.8	—	—	4.8
Cash payment for acquisition of manufacturing facility and related assets	—	(9.0)	—	—	(9.0)
Change in restricted cash	—	1.1	—	—	1.1
Net cash used in investing activities	—	(44.9)	(1.5)	—	(46.4)
Cash flows from financing activities:
Proceeds from issuance of Convertible Notes	175.0	—	—	—	175.0
Purchase of call option in connection with issuance of cash convertible senior notes	(31.4)	—	—	—	(31.4)
Proceeds from issuance of warrants	14.3	—	—	—	14.3
Repayment of promissory notes	—	(0.7)	—	—	(0.7)
Cash paid for financing costs	(5.9)	(2.7)	—	—	(8.6)
Repurchase of common stock	(44.2)	—	—	—	(44.2)
Cash dividend paid to stockholders	(19.0)	—	—	—	(19.0)
Intercompany loan[1]	(80.8)	77.0	3.8	—	—
Net cash provided by financing activities[1]	8.0	73.6	3.8	—	85.4
Net increase in cash and cash equivalents during the period	5.0	100.2	0.1	—	105.3
Cash and cash equivalents at beginning of period	—	29.4	0.9	—	30.3
Cash and cash equivalents at end of period	$5.0	$129.6	$1.0	$—	$135.6
_____________

[1]
The Company treats changes in long-term intercompany balances that relate to financing activities as cash flow from financing activities. In the above tables, the Company has revised the previous classification of the changes in such intercompany balances in 2011 and 2010 from cash flows from operating activities to a separate line item in cash flows from financing activities captioned "intercompany loan”.

20. Quarterly Financial Data (Unaudited)

The following tables present the unaudited financial data for each of the interim periods in 2012.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2012
Net sales	$365.4	$345.2	$335.5	$314.0
Cost of products sold, excluding depreciation, amortization and other items	298.1	284.4	268.9	264.8
Unrealized (gains) losses on derivative instruments	(3.1)	0.1	(12.3)	0.1
Gross Profit	70.4	60.7	78.9	49.1
Operating income	46.2	39.6	56.2	23.9
Net income	$26.5	$21.0	$29.2	$9.1
Earnings per common share, Basic:
Net income per share	$1.39	$1.10	$1.52	$0.48
Earnings per common share, Diluted:
Net income per share	$1.38	$1.09	$1.51	$0.47
Common stock market price (based on daily closing price):
High	$52.46	$52.57	$59.15	$61.75
Low	$46.82	$46.62	$49.42	$56.27

	Quarter Ended 31-Mar	Quarter Ended 30-Jun	Quarter Ended 30-Sep	Quarter Ended 31-Dec
2011
Net sales	$322.6	$338.8	$322.3	$317.6
Cost of products sold, excluding depreciation, amortization and other items	285.2	290.5	280.9	272.4
Unrealized (gains) losses on derivative instruments	(4.3)	9.5	16.8	7.9
Restructuring costs and other (benefits) charges	—	—	(0.3)	—
Gross Profit	41.7	38.8	24.9	37.3
Operating income	19.8	14.7	4.9	15.6
Net income	$10.8	$4.1	$4.1	$6.1
Earnings per common share, Basic:
Net income per share	$0.57	$0.22	$0.21	$0.33
Earnings per common share, Diluted:
Net income per share	$0.57	$0.22	$0.21	$0.33
Common stock market price (based on daily closing price):
High	$52.77	$54.62	$56.30	$49.46
Low	$45.88	$46.37	$43.71	$40.26

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

21. Subsequent Events
Dividend Declaration. On January 14, 2013, the Company announced that its Board of Directors approved the declaration of a quarterly cash dividend of $0.30 per common share, or $5.9 (including dividend equivalents), which was paid on February 15, 2013 to stockholders of record at the close of business on January 25, 2013.
Anti-dilution Adjustments to Convertible Notes and Convertible Note Hedge Transactions. Upon the payment of the quarterly dividend on February 15, 2013, (a) the Convertible Notes' conversion rate increased slightly to 20.7309 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price decreased slightly to $48.24 per share, (b) the Call Options' exercise price decreased slightly to $48.24 per share, and (c) the Warrants' exercise price decreased slightly to $61.25 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
    Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

     Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2012.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2012 included in Item 8. “Financial Statements and Supplementary Data” of this Report, has issued an audit report on the effectiveness of our internal control over financial reporting.
     Changes in Internal Controls Over Financial Reporting. We had no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except the changes described below that we believe enhanced controls and remediated the material weakness in our control over the completeness and accuracy of the information used to value the liabilities of the voluntary employee's beneficiary association that provides benefits for certain eligible retirees represented by certain unions and their spouses and eligible dependents (the “Union VEBA”) (which is described in our Annual Report on Form 10K for the year ended December 31, 2011). As the Union VEBA liability is assessed annually, the effectiveness of the internal controls over the completeness and accuracy of the information used in the assessment is also tested annually during the 4th quarter of each year:

•
We implemented an enhanced methodology to test the Union VEBA plan participants and year over year changes in the participants and their coverage elections, which now includes review and follow up with the Union VEBA administrator on the testing results.

•	We enhanced our understanding and formal documentation with regard to the Union VEBA benefit structures and eligibility rules for a benefit from the Union VEBA.

•
Formal and informal communications among our human resource, corporate accounting and internal audit organizations and the Union VEBA administrator were enhanced to ensure a consistent understanding of the completeness and accuracy of the information and assumptions used for the valuation of the liabilities of the Union VEBA.

•
We enhanced controls by obtaining additional financial and benefits payment data from the Union VEBA administrator in order to test the completeness and accuracy of participant data information provided by the Union VEBA and validate key assumptions.

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information included under the captions “Executive Officers,” “Proposals Requiring Your Vote — Proposal for Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our proxy statement for the 2013 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information included under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2013 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information included under the captions “Equity Compensation Plan Information” and “Principal Stockholders and Management Ownership” in our proxy statement for the 2013 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our proxy statement for the 2013 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information included under the caption “Independent Public Accountants” in our proxy statement for the 2013 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Statements of Consolidated Income

Statements of Consolidated Comprehensive Income (Loss)

Statements of Consolidated Stockholders’ Equity

Statements of Consolidated Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules
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

/s/ Jack A. Hockema	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Date: February 20, 2013
Jack A. Hockema

/s/ Daniel J. Rinkenberger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 20, 2013
Daniel J. Rinkenberger

/s/ Neal West	Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date: February 20, 2013
Neal West

/s/ Carolyn Bartholomew	Director	Date: February 20, 2013
Carolyn Bartholomew

/s/ David Foster	Director	Date: February 20, 2013
David Foster

/s/ Teresa A. Hopp	Director	Date: February 20, 2013
Teresa A. Hopp

/s/Lauralee Martin	Director	Date: February 20, 2013
Lauralee Martin

Director
William F. Murdy

/s/ Alfred E. Osborne, Jr.	Director	Date: February 20, 2013
Alfred E. Osborne, Jr., Ph.D.

Director
Jack Quinn

/s/ Thomas M. Van Leeuwen	Director	Date: February 20, 2013
Thomas M. Van Leeuwen

/s/ Brett E. Wilcox	Director	Date: February 20, 2013
Brett E. Wilcox

INDEX OF EXHIBITS

Exhibit Number	Description
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

4.2
Indenture, dated May 23, 2012, by and among Kaiser Aluminum Corporation, each of the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 24, 2012, File No. 000-52105).

4.3	Form of 8.250% Senior Note due 2020 (included in Exhibit 4.2).

4.4
Registration Rights Agreement, dated May 23, 2012, by and among Kaiser Aluminum Corporation, each of the guarantors signatory thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed by the Company on May 24, 2012, File No. 000-52105).

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

10.2	Form of Confirmation of Base Call Option Transactions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.3	Form of Confirmation of Additional Call Option Transactions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.4	Form of Confirmation of Base Warrant Transactions (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.5	Form of Confirmation of Additional Warrant Transactions (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 29, 2010, File No. 000-52105).

10.6	Description of Compensation of Directors (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, filed by the Company on February 29, 2012, File No. 000-52105)

**10.7
Employment Agreement, dated as of November 9, 2010, between the Company and Jack A. Hockema (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 15, 2010, File No. 000-52105).

**10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.9	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.10	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.11	Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K, filed by the Company on July 6, 2006, File No. 000-52105).

**10.12
Amendment to the Kaiser Aluminum Fabricated Products Restoration Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

10.13
Director Designation Agreement, dated as of July 6, 2006, between the Company and the USW (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A, filed by the Company on July 6, 2006, File No. 000-52105).

10.14
Letter Agreement dated January 19, 2010 extending the term of the Director Designation Agreement between the Company and the USW (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 21, 2010, File No. 000-52105).

**10.15
Form of Change in Control Severance Agreement for John Barneson (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.16
Form of Change in Control Severance Agreement for John M. Donnan, Daniel J. Rinkenberger and James E. McAuliffe (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2002, filed by the Company on March 31, 2003, File No. 1-9447).

**10.17
Form of Amendment to the Change in Control Severance Agreement with John Barneson, John M. Donnan, Daniel J. Rinkenberger, and James E. McAuliffe (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 31, 2008, File No. 000-52105).

10.18
Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan effective February 8, 2012 (incorporated by reference to Exhibit10.23 to the Annual Report on Form 10-K, filed by the Company on February 29, 2012, File No. 000-52105).

**10.19	2007 Form of Executive Officer Option Rights Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on April 5, 2007, File No. 000-52105).

**10.20
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, File No. 000-52105).

**10.21
2010 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

**10.22
2010 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

**10.23
Kaiser Aluminum Corporation 2010 - 2012 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2010, File No. 000-52105).

**10.24
Kaiser Aluminum Fabricated Products 2011 Short-Term Incentive Plan for Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.25
2011 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.26
2011 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.27
Kaiser Aluminum Corporation 2011 - 2013 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 7, 2011, File No. 000-52105).

**10.28
Kaiser Aluminum Fabricated Products 2012 Short-Term Incentive Plan for Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

**10.29
2012 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

**10.30
2012 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

**10.31
Kaiser Aluminum Corporation 2012 - 2014 Long-Term Incentive Program Summary of Management Objectives and Formula for Determining Performance Shares Earned (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 9, 2012, File No. 000-52105).

**10.32
Description of 2012 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed by the Company on April 26, 2012, File No. 000-52105).

**10.33
Description of 2012 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on April 26, 2012, File No. 000-52105).

**10.34
Non-exclusive consulting agreement, dated May 1, 2012, between the Company and James E. McAuliffe, Jr. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by the Company on July 26, 2012, File No. 000-52105).

*12.1	Statement Regarding Computation of Ratios.

*21.1	Significant Subsidiaries of Kaiser Aluminum Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

*101.DEF	XBRL Taxonomy Extension Definition

*101.LAB	XBRL Taxonomy Extension Label

*101.PRE	XBRL Taxonomy Extension Presentation
_____________________________

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.