Form 10-Q
period 2013-03-31
KAISER ALUMINUM CORP
filed 2013-04-24
CIK 811596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 19, 2013, there were 18,902,523 shares of the Common Stock of the registrant outstanding.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$248.0	$273.4
Short-term investments	85.6	85.0
Receivables:
Trade, less allowance for doubtful receivables of $0.8 at March 31, 2013 and December 31, 2012	141.8	123.8
Other	11.8	3.4
Inventories	199.3	186.0
Prepaid expenses and other current assets	71.0	70.1
Total current assets	757.5	741.7
Property, plant, and equipment – net	386.4	384.3
Net asset in respect of VEBA	372.5	365.9
Deferred tax assets – net (including deferred tax liability relating to the VEBAs of $139.5 at March 31, 2013 and $136.9 at December 31, 2012)	87.0	102.0
Intangible assets – net	35.0	35.4
Goodwill	37.2	37.2
Other assets	88.8	86.0
Total	$1,764.4	$1,752.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73.2	$62.5
Accrued salaries, wages, and related expenses	33.1	39.3
Other accrued liabilities	38.4	51.8
Payable to affiliate	12.3	7.9
Short-term capital lease	0.2	0.1
Total current liabilities	157.2	161.6
Net liability in respect of VEBA	4.9	5.3
Long-term liabilities	135.2	134.5
Long-term debt	382.3	380.3
Total liabilities	679.6	681.7
Commitments and contingencies – Note 7
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized at both March 31, 2013 and December 31, 2012; no shares were issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.01, 90,000,000 shares authorized at both March 31, 2013 and at December 31, 2012; 21,093,816 shares issued and 19,109,614 shares outstanding at March 31, 2013; 21,037,841 shares issued and 19,313,235 shares outstanding at December 31, 2012	0.2	0.2
Additional paid in capital	1,018.9	1,017.7
Retained earnings	179.0	151.2
Treasury stock, at cost, 1,984,202 shares at March 31, 2013 and 1,724,606 shares at December 31, 2012, respectively	(88.5)	(72.3)
Accumulated other comprehensive loss	(24.8)	(26.0)
Total stockholders’ equity	1,084.8	1,070.8
Total	$1,764.4	$1,752.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED INCOME

	Quarter Ended
	March 31,
	2013	2012
	(Unaudited)
	(In millions of dollars, except share and per share amounts)
Net sales	$337.4	$365.4
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	263.6	298.1
Unrealized losses (gains) on derivative instruments	0.7	(3.1)
Depreciation and amortization	7.0	6.3
Selling, administrative, research and development, and general (includes $1.4 and $1.8 accumulated other comprehensive income reclassifications related to VEBA adjustments for the quarters ended March 31, 2013 and March 31, 2012, respectively)	16.1	17.9
Total costs and expenses	287.4	319.2
Operating income	50.0	46.2
Other (expense) income:
Interest expense	(9.3)	(4.1)
Other income, net (includes $0.4 accumulated other comprehensive income reclassifications for realized gains on available for sale securities for the quarter ended March 31, 2013)	1.0	0.7
Income before income taxes	41.7	42.8
Income tax provision (includes ($0.4) and ($0.7) of aggregate income tax expense from reclassification items for the quarters ended March 31, 2013 and March 31, 2012, respectively)	(8.2)	(16.3)
Net income	$33.5	$26.5

Earnings per common share, Basic:
Net income per share	$1.75	$1.39
Earnings per common share, Diluted:
Net income per share	$1.73	$1.38
Weighted-average number of common shares outstanding (in thousands):
Basic	19,143	19,059
Diluted	19,366	19,161

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Quarter Ended
	March 31,
	2013	2012
	(Unaudited)
	(In millions of dollars)
Net income	$33.5	$26.5
Other comprehensive income:
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs	0.3	0.8
Amortization of prior service cost relating to VEBAs	1.1	1.0
Reclassification of unrealized gain upon sale of available for sale securities	(0.4)	—
Unrealized gain on available for sale securities	0.3	0.3
Foreign currency translation adjustment	0.4	(0.3)
Other comprehensive income, before tax	1.7	1.8
Income tax expense related to items of other comprehensive income	(0.5)	(0.7)
Other comprehensive income, net of tax	1.2	1.1
Comprehensive income	$34.7	$27.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
				(Unaudited)
	(In millions of dollars, except for shares)
BALANCE, December 31, 2012	19,313,235	$0.2	$1,017.7	$151.2	$(72.3)	$(26.0)	$1,070.8
Net income	—	—	—	33.5	—	—	33.5
Other comprehensive income, net of tax	—	—	—	—	—	1.2	1.2
Issuance of non-vested shares to employees	57,190	—	—	—	—	—	—
Issuance of common shares to employees upon vesting of restricted stock units and performance shares	34,623	—	—	—	—	—	—
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(35,838)	—	(2.2)	—	—	—	(2.2)
Repurchase of common stock	(259,596)	—	—	—	(16.2)	—	(16.2)
Cash dividends on common stock ($0.30 per share)	—	—	—	(5.9)	—	—	(5.9)
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	—	0.8	—	—	—	0.8
Amortization of unearned equity compensation	—	—	2.6	—	—	—	2.6
Dividends on unvested equity awards that canceled	—	—	—	0.2	—	—	0.2
BALANCE, March 31, 2013	19,109,614	$0.2	$1,018.9	$179.0	$(88.5)	$(24.8)	$1,084.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited) (In millions of dollars)
Cash flows from operating activities:
Net income	$33.5	$26.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	6.6	5.9
Amortization of definite-lived intangible assets	0.4	0.4
Amortization of debt discount and debt issuance costs	2.7	2.3
Deferred income taxes	15.3	16.0
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	(0.8)	(1.3)
Non-cash equity compensation	2.6	2.5
Net non-cash LIFO benefit	(3.7)	(2.9)
Non-cash unrealized losses (gains) on derivative positions	0.3	(3.6)
Amortization of option premiums paid	—	0.1
Gain on sale of available for sale securities	(0.5)	—
Non-cash net periodic pension benefit income relating to VEBAs	(5.6)	(3.0)
Other non-cash (benefit) charges	(2.4)	0.8
Changes in operating assets and liabilities:
Trade and other receivables	(23.6)	(31.3)
Inventories (excluding LIFO benefit/charge)	(9.6)	10.4
Prepaid expenses and other current assets	(2.3)	(1.9)
Accounts payable	9.9	3.3
Accrued liabilities	(19.5)	4.3
Payable to affiliate	4.4	8.0
Long-term assets and liabilities, net	(1.4)	(1.5)
Net cash provided by operating activities	6.3	35.0
Cash flows from investing activities:
Capital expenditures	(9.3)	(9.0)
Purchase of available for sale securities	(85.6)	—
Proceeds from sale of available for sale securities	85.2	—
Change in restricted cash	—	7.2
Net cash used in investing activities	(9.7)	(1.8)
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	0.8	1.3
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.2)	(2.1)
Repurchase of common stock	(14.7)	—
Cash dividend paid to stockholders	(5.9)	(4.9)
Net cash used in financing activities	(22.0)	(5.7)
Net (decrease) increase in cash and cash equivalents during the period	(25.4)	27.5
Cash and cash equivalents at beginning of period	273.4	49.8
Cash and cash equivalents at end of period	$248.0	$77.3
See Note 12 for supplemental cash flow information.
The accompanying notes to consolidated financial statements are an integral part of these statements.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

1. Summary of Significant Accounting Policies
This Quarterly Report on Form 10-Q (this "Report") should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
     Organization and Nature of Operations. Kaiser Aluminum Corporation (together with its subsidiaries, unless the context otherwise requires, the “Company”) specializes in the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive, and other industrial end market applications. The Company has one operating segment, Fabricated Products. See Note 11 for additional information regarding the Company’s reportable segment and its other business units.
    Principles of Consolidation and Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for interim periods and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for the Company’s interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2013 fiscal year. The financial information as of December 31, 2012 is derived from the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2012 included in our Annual Report on Form 10-K.
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
Inventories. Inventories are stated at the lower of cost or market value. Finished products, work-in-process and raw material inventories are stated on the last-in, first-out (“LIFO”) basis. The Company recorded net non-cash LIFO benefits of approximately $3.7 and $2.9 during the quarters ended March 31, 2013 and March 31, 2012, respectively. These amounts are primarily a result of changes in metal prices and changes in inventory volumes. The excess of current cost over the stated LIFO value of inventory at March 31, 2013 and December 31, 2012 was $20.8 and $24.5, respectively. Other inventories, principally operating supplies and repair and maintenance parts, are stated at average cost. Inventory costs consist of material, labor and manufacturing overhead, including depreciation. Abnormal costs, such as idle facility expenses, freight, handling costs and spoilage, are accounted for as current period charges. All of the Company’s inventories at March 31, 2013 and December 31, 2012 were included in the Fabricated Products segment (see Note 2 for the components of inventories).
     Property, Plant, and Equipment – Net. Property, plant and equipment is recorded at cost (see Note 2). Construction in progress is included within Property, plant, and equipment – net on the Consolidated Balance Sheets. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. The aggregate amount of interest capitalized is limited to the interest expense incurred in the period. The amount of interest expense capitalized as construction in progress was $0.4 and $0.6 during the quarters ended March 31, 2013 and March 31, 2012, respectively.
Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the various classes of assets. Capital lease assets and leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense is not included in Cost of products sold, excluding depreciation and amortization, but is included in Depreciation and amortization on the Statements of Consolidated Income. For the quarters ended March 31, 2013 and March 31, 2012, the Company recorded depreciation expense of $6.5 and $5.8, respectively, relating to the Company’s operating facilities in its Fabricated Products segment. An immaterial amount of depreciation expense was also recorded relating to the Company’s Corporate and Other business unit for all periods presented in this Report.
New Accounting Pronouncements.
Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), was issued in January 2013. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ ASU 2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company is required to apply the amendments in ASU 2013-01 beginning first quarter of 2013. The adoption of ASU 2013-01 by the Company did not have a material impact on the consolidated financial statements.

ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (”ASU 2013-02”), was issued in February 2013. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 by the Company in the first quarter of 2013 did not have a material impact on the consolidated financial statements.

2. Supplemental Balance Sheet Information

	March 31, 2013	December 31, 2012
Cash and Cash Equivalents.
Cash and money market funds	$82.9	$107.9
Commercial paper	165.1	165.5
Total	$248.0	$273.4

Trade Receivables.
Billed trade receivables	$140.1	$124.4
Unbilled trade receivables	2.5	0.2
Trade receivables, gross	142.6	124.6
Allowance for doubtful receivables	(0.8)	(0.8)
Trade receivables, net	$141.8	$123.8

Inventories.
Finished products	$61.2	$59.9
Work-in-process	68.0	55.5
Raw materials	52.8	53.9
Operating supplies and repair and maintenance parts	17.3	16.7
Total	$199.3	$186.0

Prepaid Expenses and Other Current Assets.
Current derivative assets – Notes 8 and 9	$1.5	$3.0
Current deferred tax assets	59.5	59.5
Current portion of option premiums paid – Notes 8 and 9	0.1	0.1
Short-term restricted cash	1.3	1.3
Prepaid taxes	4.7	2.1
Prepaid expenses	3.9	4.1
Total	$71.0	$70.1

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Property, Plant and Equipment - Net.
Land and improvements	$22.6	$22.6
Buildings and leasehold improvements	51.7	50.9
Machinery and equipment	403.5	400.4
Construction in progress	25.6	20.8
Active property, plant and equipment, gross	503.4	494.7
Accumulated depreciation	(118.0)	(111.4)
Active property, plant and equipment, net	385.4	383.3
Idled equipment	1.0	1.0
Total	$386.4	$384.3

Other Assets.
Derivative assets – Notes 8 and 9	$61.8	$55.5
Restricted cash	10.0	10.0
Long-term income tax receivable	—	2.9
Deferred financing costs	11.0	11.7
Available for sale securities	5.8	5.6
Other	0.2	0.3
Total	$88.8	$86.0

Other Accrued Liabilities.
Current derivative liabilities – Notes 8 and 9	$3.1	$3.1
Current portion of option premiums received – Notes 8 and 9	0.1	0.1
Accrued book overdraft (uncleared cash disbursement)	5.7	4.7
Accrued income taxes and taxes payable	5.4	3.1
Accrued annual VEBA contribution	—	20.0
Short-term environmental accrual – Note 7	4.7	3.0
Accrued interest	10.3	3.7
Short-term deferred revenue	4.6	6.7
Other	4.5	7.4
Total	$38.4	$51.8

Long-term Liabilities.
Derivative liabilities – Notes 8 and 9	$68.8	$63.5
Income tax liabilities	11.9	15.1
Workers’ compensation accruals	23.5	24.0
Long-term environmental accrual – Note 7	17.3	18.7
Long-term asset retirement obligations	3.9	3.8
Deferred compensation liability	6.2	5.8
Long-term capital lease	0.2	0.2
Other long-term liabilities	3.4	3.4
Total	$135.2	$134.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Long-term Debt. — Note 3
Senior notes	$225.0	$225.0
Cash convertible senior notes	157.3	155.3
Total	$382.3	$380.3

3. Long-Term Debt and Credit Facility

Senior Notes

On May 23, 2012, the Company issued $225.0 principal amount of 8.250% Senior Notes due June 1, 2020 (the “Senior Notes”) at par. Interest expense, including amortization of deferred financing costs, relating to the Senior Notes was $4.8 for the quarter ended March 31, 2013. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report Form 10-K for the year ended December 31, 2012 for additional information regarding the Senior Notes.

Cash Convertible Senior Notes

Convertible Notes. In March 2010, the Company issued $175.0 principal amount of 4.5% Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”). The Convertible Notes are not convertible into the Company's common stock or any other securities, but instead will be settled in cash. The Company accounts for the cash conversion feature of the Convertible Notes as a separate derivative instrument (the “Bifurcated Conversion Feature”) with the fair value on the issuance date equaling the original issue discount for purposes of accounting for the debt component of the Convertible Notes. The following tables provide additional information regarding the Convertible Notes:

	March 31, 2013	December 31, 2012
Principal amount	$175.0	$175.0
Less: unamortized issuance discount	(17.7)	(19.7)
Carrying amount, net of discount	$157.3	$155.3

	Quarter Ended March 31,
	2013	2012
Contractual coupon interest	$2.0	$2.0
Amortization of discount and deferred financing costs	2.2	2.0
Total interest expense[1]	$4.2	$4.0
____________

[1]	A portion of the interest relating to the Convertible Notes is capitalized as Construction in progress.
Holders may convert their Convertible Notes at any time on or after January 1, 2015. The Convertible Notes’ conversion rate is subject to adjustment based on the occurrence of certain events. As of March 31, 2013, the conversion rate was 20.7309 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price was approximately $48.24 per share, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.

Convertible Note Hedge Transactions. In March 2010, the Company purchased cash settled call options (the “Call Options”) that have an exercise price equal to the conversion price of the Convertible Notes and an expiration date that is the same as the maturity or earlier conversion date of the Convertible Notes. If the Company exercises the Call Options, the aggregate amount of cash it would receive from the counterparties to the Call Options would equal the aggregate amount of cash that the Company would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof. Contemporaneous with the purchase of the Call Options, the Company also sold net-share-settled warrants (the “Warrants”) with an exercise date of July 1, 2015 relating to approximately 3.6 million shares of the Company’s common stock. At March 31, 2013, the exercise prices were $48.24 per share and $61.25 per share for the Call Options and the Warrants, respectively, reflecting cumulative adjustments for quarterly dividends paid in excess of $0.24 per share.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Convertible Notes, the Call Options and the Warrants.

See “Fair Values of Financial Assets and Liabilities - All Other Financial Assets and Liabilities” in Note 9 for information relating to the estimated fair value of the Senior Notes and Convertible Notes.

Revolving Credit Facility
The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) provides the Company with a $300.0 funding commitment through September 30, 2016. The Company had $286.0 of borrowing availability under the Revolving Credit Facility at March 31, 2013, based on the borrowing base determination then in effect. At March 31, 2013, there were no borrowings under the Revolving Credit Facility and $6.9 was being used to support outstanding letters of credit, leaving $279.1 of net borrowing availability. The interest rate applicable to any overnight borrowings under the Revolving Credit Facility would have been 4.0% at March 31, 2013.
See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Revolving Credit Facility.

4. Income Tax Matters
Tax Provision. The provision for incomes taxes, for each period presented, consisted of the following:

	Quarter Ended
	March 31,
	2013	2012
Domestic	$15.4	$15.6
Foreign	(7.2)	0.7
Total	$8.2	$16.3
The income tax provision for the quarters ended March 31, 2013 and March 31, 2012 was $8.2 and $16.3, reflecting an effective tax rate of 19.7% and 38.1%, respectively. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2013 was the result of a decrease in unrecognized tax benefits, including interest and penalties, of $7.5, resulting in a 17.9% decrease in the effective tax rate. The decrease in unrecognized tax benefits was a result of an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years. As a result of the settlement, a refund of $7.9 which represents amounts previously paid against the accrued tax reserve is expected. Such amount was included in Other receivables at March 31, 2013. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2012 was primarily the result of an increase in unrecognized tax benefits, including interest and penalties, of $0.1, resulting in a 0.3% increase in the effective tax rate.
   The Company’s gross unrecognized benefits relating to uncertain tax positions were $8.8 and $15.7 at March 31, 2013 and December 31, 2012, respectively, of which, $7.7 and $14.6 would impact the effective tax rate at March 31, 2013 and December 31, 2012, respectively, if and when the gross unrecognized tax benefits are recognized.
The Company expects its gross unrecognized tax benefits to be reduced by $3.5 within the next 12 months.
See Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding income taxes.

5. Employee Benefits
     Pension and Similar Benefit Plans. The Company has provided contributions to (i) multi-employer pension plans sponsored by the United Steel, Paper and Foresting, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, CLC (“USW”) and International Association of Machinists and certain other unions at certain of the Company’s production facilities, (ii) defined contribution 401(k) savings plans for hourly bargaining unit employees and

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

salaried and certain hourly non-bargaining unit employees, (iii) a defined benefit plan for salaried employees at the Company’s London, Ontario facility, and (iv) a non-qualified, unfunded, unsecured plan of deferred compensation for key employees who would otherwise suffer a loss of benefits under the Company’s defined contribution plan. See Note 8 and Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to the Company’s benefit plans.
VEBA Postretirement Medical Obligations. Certain retirees receive medical coverage through participation in a voluntary employee’s beneficiary association (“VEBA”) for the benefit of certain union retirees, their surviving spouses and eligible dependents (the “Union VEBA”) or a VEBA that provides benefits for certain other eligible retirees, their surviving spouse and eligible dependents (the “Salaried VEBA” and, together with the Union VEBA, the “VEBAs”). The Union VEBA is managed by four trustees, two of which are appointed by the Company. Its assets are managed by an independent fiduciary. The Salaried VEBA is managed by trustees who are independent of the Company.
The Company has no claim to the plan assets of the VEBAs nor obligation to fund the liability. The benefits paid by the VEBAs are at the sole discretion of the respective VEBA trustees and are outside the Company's control. The Company’s only financial obligations to the VEBAs are (i) to make an annual variable cash contribution (described below) and (ii) to pay up to $0.3 of the annual administrative expenses of the VEBAs. Nevertheless, the Company accounts for the VEBAs as defined benefit postretirement plans with the current VEBA assets and future variable contributions from the Company, and earnings thereon, operating as a cap on the benefits to be paid.
Under this accounting treatment, the funding status of the VEBAs could result in a liability or asset position on the Company's Consolidated Balance Sheets, but such liability or asset has no impact on the Company's cash flow or liquidity. Only the Company's obligation to make an annual variable cash contribution can have a material impact to the Company's cash flow or liquidity. The formula determining the annual variable contribution amount is 10% of the first $20.0 of annual cash flow (as defined; in general terms, the principal elements of cash flow are earnings before interest expense, provision for income taxes, and depreciation and amortization less cash payments for, among other things, interest, income taxes, and capital expenditures), plus 20% of annual cash flow, as defined, in excess of $20.0. Such payments may not exceed $20.0 annually, and payments are allocated between the Union VEBA and the Salaried VEBA at 85.5% and 14.5%, respectively. Amounts owing by the Company to the VEBAs are recorded on the Company’s Consolidated Balance Sheets under Other accrued liabilities (until paid in cash), with a corresponding increase in Net assets in respect of VEBA, a decrease in Net liability in respect of VEBA, or a combination thereof. The variable contributions with respect to 2012 totaled the maximum of $20.0 and were paid during the first quarter of 2013.
Components of Net Periodic Pension Benefit (Income) Cost. The Company’s results of operations included the following impacts associated with the Canadian defined benefit plan and the VEBAs: (a) charges for service rendered by employees; (b) a charge for accretion of interest; (c) a benefit for the return on plan assets; and (d) amortization of net gains or losses on assets, prior service costs associated with plan amendments and actuarial differences. Net periodic pension benefit cost related to the Canadian defined benefit plan was not material for the quarters ended March 31, 2013 and March 31, 2012. The following table presents the components of net periodic pension benefit income for the VEBAs and charges relating to all other employee benefit plans for the quarters ended March 31, 2013 and March 31, 2012:

	Quarter Ended
	March 31,
	2013	2012
VEBAs:
Service cost	$0.6	$0.8
Interest cost	3.6	4.5
Expected return on plan assets	(11.2)	(10.1)
Amortization of prior service cost	1.1	1.0
Amortization of net actuarial loss	0.3	0.8
Total net periodic pension benefit income relating to VEBAs	(5.6)	(3.0)
Deferred compensation plan	0.4	0.4
Defined contribution plans	4.0	3.4
Multiemployer pension plans	0.8	0.8
Total	$(0.4)	$1.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the allocation of the (income) charges detailed above, by segment (see Note 11):

	Quarter Ended
	March 31,
	2013	2012
Fabricated Products	$4.6	$4.0
All Other	(5.0)	(2.4)
Total	$(0.4)	$1.6
For all periods presented, the net periodic pension benefit income relating to the VEBAs are included as a component of Selling, administrative, research and development and general expense within All Other. Further, substantially all of the Fabricated Products segment’s employee benefits related charges are in Cost of products sold, excluding depreciation and amortization and other items with the balance in Selling, administrative, research and development, and general.
See Note 8 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to the VEBAs and key assumptions used with respect to the Company’s pension plans and key assumptions made in computing the net obligation of each VEBA.

6. Employee Incentive Plans

Short-term Incentive Plans (“STI Plans”)
The Company has a short-term incentive compensation plan for senior management and certain other employees payable at the Company’s election in cash, shares of common stock, or a combination of cash and shares of common stock. Amounts earned under the plan are based primarily on economic value added (“EVA”) of the Company’s Fabricated Products business, adjusted for certain safety and performance factors. EVA, as defined by the Company’s STI Plans, is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year, measured over a one-year period. Most of the Company’s production facilities have similar programs for both hourly and salaried employees.
Total costs relating to STI Plans were recorded as follows, for each period presented:

	Quarter Ended
	March 31,
	2013	2012
Cost of products sold, excluding depreciation and amortization and other items	$1.1	$1.2
Selling, administrative, research and development, and general	3.0	2.7
Total costs recorded in connection with STI Plans	$4.1	$3.9
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended
	March 31,
	2013	2012
Fabricated Products	$2.9	$2.7
All Other	1.2	1.2
Total costs recorded in connection with STI Plans	$4.1	$3.9
     Long-term Incentive Programs (”LTI Programs”)
     General. Officers and other key employees of the Company or one or more of its subsidiaries, as well as directors of the Company, are eligible to participate in the Kaiser Aluminum Corporation 2006 Equity and Performance Incentive Plan (as amended, the “Equity Incentive Plan”). Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Equity Incentive Plan, a total of 2,722,222 common shares have been authorized for issuance under the Equity Incentive Plan. At March 31, 2013, 865,562 common shares were available for additional awards under the Equity Incentive Plan.
     Non-vested Common Shares, Restricted Stock Units and Performance Shares. The Company grants non-vested common shares to its non-employee directors, executive officers and other key employees. The Company also grants restricted stock

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

units to certain employees. The restricted stock units have rights similar to the rights of non-vested common shares, and the employee will receive one common share for each restricted stock unit upon the vesting of the restricted stock unit. In addition to non-vested common shares and restricted stock units, the Company also grants performance shares to executive officers and other key employees. Such awards are subject to performance requirements pertaining to the Company’s EVA performance (as set forth in each year’s LTI Program), measured over the applicable three-year performance period. EVA is a measure of the excess of the Company’s adjusted pre-tax operating income for a particular year over a pre-determined percentage of the adjusted net assets of the immediately preceding year. The number of performance shares, if any, that will ultimately vest and result in the issuance of common shares depends on the average annual EVA achieved for the specified three-year performance periods.
See Note 10 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to the Equity Incentive Plan and the detailed vesting requirements for the different types of equity awards described above.
     Non-cash Compensation Expense. Compensation expense relating to all awards under the Equity Incentive Plan are included in Selling, administrative, research and development, and general. Recorded non-cash compensation expense by type of award under LTI Programs were as follows, for each period presented:

	Quarter Ended
	March 31,
	2013	2012
Service-based non-vested common shares and restricted stock units	$1.7	$1.7
Performance shares	0.9	0.8
Total non-cash compensation expense	$2.6	$2.5
The following table presents the allocation of the charges detailed above, by segment:

	Quarter Ended
	March 31,
	2013	2012
Fabricated Products	$0.6	$0.7
All Other	2.0	1.8
Total non-cash compensation expense	$2.6	$2.5

Unrecognized Gross Compensation Cost Data. The following table presents unrecognized gross compensation cost data as of March 31, 2013:

	Unrecognized gross compensation costs, by award type	Expected period (in years) over which the remaining gross compensation costs will be recognized, by award type
Service-based non-vested common shares and restricted stock units	$5.2	2.0
Performance shares	$9.3	2.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Summary of Activity. A summary of the activity with respect to non-vested common shares, restricted stock units and performance shares for the quarter ended March 31, 2013 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2012	158,684	$42.47	5,183	$43.99	583,950	$41.78
Granted	57,190	57.54	2,333	57.54	167,312	57.54
Vested	(65,646)	40.29	(2,311)	42.74	(32,312)	34.13
Forfeited	—	—	—	—	—	—
Canceled	—	—	—	—	(157,876)	34.13
Outstanding at March 31, 2013	150,228	$49.16	5,205	$50.62	561,074	$49.08
A summary of select activity with respect to non-vested common shares, restricted stock units and performance shares for the quarter ended March 31, 2012 is as follows:

	Non-Vested Common Shares		Restricted Stock Units		Performance Shares
	Shares	Weighted-Average Grant-Date Fair Value per Share	Units	Weighted-Average Grant-Date Fair Value per Unit	Shares	Weighted-Average Grant-Date Fair Value per Share
Granted	72,859	$44.46	2,486	$44.46	211,900	$44.46
Vested	(119,413)	$21.09	(3,375)	$25.77	(7,952)	$18.89
Stock Options. The Company has fully-vested stock options from a one-time issuance in 2007. As of both March 31, 2013 and December 31, 2012, 20,791 fully-vested options were outstanding, in each case exercisable to purchase common shares at $80.01 per share and having a remaining contractual life of 4.0 and 4.25 years, respectively. The average fair value of the options granted was $39.90. No new options were granted and no existing options were forfeited or exercised during the quarter ended March 31, 2013.
     Vested Stock. From time to time, the Company issues common shares to non-employee directors electing to receive common shares in lieu of all or a portion of their annual retainer fees. The fair value of these common shares is based on the fair value of the shares at the date of issuance and is immediately recognized in earnings as a period expense. Such shares are generally issued during the second quarter of each fiscal year.
Under the Equity Incentive Plan, participants may elect to have the Company withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the exercise of stock options and vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by the Company on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When the Company withholds these common shares, the Company is required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. During the quarters ended March 31, 2013 and March 31, 2012, 35,838 and 45,128 common shares, respectively, were withheld and canceled for this purpose.

7. Commitments and Contingencies
     Commitments. The Company has a variety of financial commitments, including purchase agreements, forward foreign exchange and forward sales contracts, indebtedness (and related Call Options and Warrants) and letters of credit (see Note 3 and Note 8).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Refer to Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for information relating to minimum rental commitments under operating leases. There have been no material changes to such scheduled rental commitments as of the filing of this Report.
     Environmental Contingencies. The Company is subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to potential claims based upon such laws and regulations.

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
The Company submitted a final feasibility study, after public comment and agency review, to the Washington State Department of Ecology (“Washington State Ecology”) which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at the Company’s Trentwood facility in Spokane, Washington. During the third quarter of 2012, Washington State Ecology and the Company signed an amended work order allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. The Company continues to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval. The Company expects to begin implementation of approved work plans sometime in 2013.
At March 31, 2013, the Company’s environmental accrual of $22.0 represented the Company’s best estimate of the incremental cost based on proposed alternatives in the final feasibility study related to the Company’s Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by the Company. The Company expects that these remediation actions will be taken over the next 30 years.
As additional facts are developed, feasibility studies are completed, draft remediation plans are modified, necessary regulatory approvals for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. The Company believes at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $19.1 over the next 30 years. It is reasonably possible that the Company’s recorded estimate may change in the next 12 months.
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

8. Derivative Financial Instruments and Related Hedging Programs
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
     Hedges of Operational Risks. The Company’s pricing of fabricated aluminum products is generally intended to lock in a conversion margin (representing the value added from the fabrication process(es)) and to pass metal price fluctuations to its customers. However, in certain instances the Company enters into firm-price arrangements with its customers and incurs price risk on its anticipated aluminum purchases in respect of such customer orders. The Company uses third-party hedging instruments to limit exposure to metal price risks related to firm-price customer sales contracts. See Note 9 for additional

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

information regarding the Company’s material derivative positions relating to hedges of operational risks, and their respective fair values.
A majority of the Company's derivative contracts relating to hedges of operational risks contain credit risk-related contingencies. The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur significant loss from the failure of any counterparties to perform under any agreements. To minimize the potential of posting margin related to our liability hedge positions, the Company allocates hedging transactions among its counterparties, uses options as part of the hedging activities, or both. The aggregate fair value of derivative instruments that contain credit-risk-related contingent features that were in a net liability position at March 31, 2013 was $2.8.
During the quarters ended March 31, 2013 and March 31, 2012, total fabricated products shipments that contained fixed price terms were (in millions of pounds) 29.8 and 46.1, respectively. At March 31, 2013, the Fabricated Products segment held contracts for the delivery of fabricated aluminum products that had the effect of creating price risk on anticipated purchases of aluminum for the remainder of 2013, 2014 and 2015 and thereafter, totaling approximately (in millions of pounds) 58.6, 2.5 and 1.3, respectively.
     Hedges Relating to the Convertible Notes. As described in Note 3, the Company issued Convertible Notes in the aggregate principal amount of $175.0 in March 2010. The conversion feature of the Convertible Notes can only be settled in cash and is required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Bifurcated Conversion Feature, the Company purchased Call Options, which are accounted for as derivative instruments. The Company expects that the realized gain or loss from the Call Options will substantially offset the realized loss or gain of the Bifurcated Conversion Feature upon maturity of the Convertible Notes. However, because valuation assumptions for the Bifurcated Conversion Feature and the Call Option are not identical, over time the Company expects to record net unrealized gains and losses due to mark-to-market adjustments to the fair values of the two derivatives. See Note 9 for additional information regarding the fair values of the Bifurcated Conversion Feature and the Call Options.
Realized and Unrealized Gains and Losses. Realized and unrealized (losses) gains associated with all derivative contracts consisted of the following, for each period presented:

	Quarter Ended
	March 31,
	2013	2012
Realized losses:
Aluminum	$—	$(0.2)
Natural Gas	(0.7)	(1.8)
Electricity	—	(0.7)
Total realized losses	$(0.7)	$(2.7)
Unrealized (losses) gains:
Aluminum	$(4.4)	$5.2
Natural Gas	2.7	(1.2)
Electricity	1.2	(0.9)
Foreign Currency	(0.2)	—
Call Options relating to the Convertible Notes	6.0	(8.8)
Bifurcated Conversion Feature of the Convertible Notes	(5.6)	9.3
Total unrealized (losses) gains	$(0.3)	$3.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table summarizes the Company’s material derivative positions at March 31, 2013:

Commodity	Maturity Period (month/year)	Notional Amount of contracts (mmlbs)
Aluminum —
Fixed priced purchase contracts	4/13 through 12/15	53.6
Fixed priced sales contracts	4/13 through 11/13	1.2
Midwest premium swap contracts[1]	4/13 through 12/14	51.3

Energy	Maturity Period (month/year)	Notional Amount of contracts (mmbtu)
Natural gas —[2]
Call option purchase contracts	4/13 through 12/13	690,000
Put option sales contracts	4/13 through 12/13	690,000
Fixed priced purchase contracts	4/13 through 12/15	7,160,000

Electricity	Maturity Period (month/year)	Notional Amount of contracts (Mwh)
Fixed priced purchase contracts	4/13 through 12/14	384,025

Foreign Currency	Maturity Period (month/year)	Notional Amount of contracts (as shown)
Euro —
Fixed priced purchase contracts	5/13 through 1/14	€3,902,297
GBP —
Fixed priced purchase contracts	6/13 through 5/14	£264,633

Hedges Relating to the Convertible Notes	Contract Period (month/year)	Notional Amount of contracts (Common Shares)
Bifurcated Conversion Feature[3]	3/10 through 3/15	3,627,908
Call Options[3]	3/10 through 3/15	3,627,908
______________________

[1]	Regional premiums represent the premium over the London Metal Exchange price for primary aluminum which is incurred on the Company’s purchases of primary aluminum.

[2]
As of March 31, 2013, the Company’s exposure to fluctuations in natural gas prices had been substantially reduced for approximately 88%, 83% and 48% of the expected natural gas purchases for the remainder of 2013, 2014 and 2015, respectively.

[3]
The Bifurcated Conversion Feature represents the cash conversion feature of the Convertible Notes. The Call Options expire on the maturity of the Convertible Notes and have an exercise price equal to the conversion price of the Convertible Notes, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Convertible Notes. Although the fair value of the Call Options is derived from a notional number of shares of the Company’s common stock, the Call Options may only be settled in cash.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The Company enters into derivative contracts with counterparties, some of which are subject to enforceable master netting arrangements and some of which are not. The Company reflects the fair value of its derivative contracts on a gross basis on the Consolidated Balance Sheets (see Note 2).
The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of March 31, 2013:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$1.1	$—	$1.1	$1.1	$—	$—
Counterparty (without Netting Agreements)[1]	61.4	—	61.4	—	—	61.4
Counterparty (with partial Netting Agreements)	0.9	—	0.9	0.9	—	—
Total	$63.4	$—	$63.4	$2.0	$—	$61.4

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(2.1)	$—	$(2.1)	$(1.1)	$—	$(1.0)
Counterparty (without Netting Agreements)[1]	(68.6)	—	(68.6)	—	—	(68.6)
Counterparty (with partial Netting Agreements)	(1.3)	—	(1.3)	(0.9)	—	(0.4)
Total	$(72.0)	$—	$(72.0)	$(2.0)	$—	$(70.0)
_________________
1    Such amounts include the fair value of the Company’s Call Options and Bifurcated Conversion Feature at March 31, 2013 (Note 9 ).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables present offsetting information regarding the Company’s derivatives by type of counterparty as of December 31, 2012:

Derivative Assets and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty (with Netting Agreements)	$1.7	$—	$1.7	$1.7	$—	$—
Counterparty (without Netting Agreements)[1]	55.9	—	55.9	—	—	55.9
Counterparty (with partial Netting Agreements)	0.9	—	0.9	0.9	—	—
Total	$58.5	$—	$58.5	$2.6	$—	$55.9

Derivative Liabilities and Collateral Held by Counterparty
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty (with Netting Agreements)	$(1.9)	$—	$(1.9)	$(1.7)	$—	$(0.2)
Counterparty (without Netting Agreements)[1]	(63.8)	—	(63.8)	—	—	(63.8)
Counterparty (with partial Netting Agreements)	(1.0)	—	(1.0)	(0.9)	—	(0.1)
Total	$(66.7)	$—	$(66.7)	$(2.6)	$—	$(64.1)
_________________
1    Such amounts include the fair value of the Company’s Call Options and Bifurcated Conversion Feature at December 31, 2012 (Note 9 ).

9. Fair Value Measurements
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
The fair values of financial assets and liabilities are measured on a recurring basis. The Company has elected not to carry any financial assets and liabilities at fair value, other than as required by GAAP. Financial assets and liabilities that the Company carries at fair value, as required by GAAP include: (i) its derivative instruments, (ii) the plan assets of the VEBAs and the Company’s Canadian defined benefit pension plan, and (iii) available for sale securities, consisting of commercial

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

paper and investments related to the Company’s deferred compensation plan (see Note 5). The Company records certain other financial assets and liabilities at carrying value (see the tables below for the fair value disclosure of those assets and liabilities).
The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill), an evaluation of a non-financial asset or liability is required, potentially resulting in an adjustment to the carrying amount of such asset or liability. For the three months ended March 31, 2013 and March 31, 2012, the Company concluded that none of its non-financial assets and liabilities subject to fair value assessments on a non-recurring basis required a material adjustment to the carrying amount of such assets and liabilities.
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
The Company determines the fair value of the Call Options using a binomial lattice valuation model. The inputs to the model at March 31, 2013 were as follows:

The Company’s stock price at March 31, 2013	$64.65
Quarterly dividend yield (per share) upon purchase of the Call Option[1]	$0.24
Risk-free interest rate[2]	0.25%
Credit spread (basis points)[3]	220
Expected volatility rate[4]	17.2%
______________________

[1]
The quarterly dividend in the first quarter of 2013 was $0.30 per share, but the model assumes a $0.24 per share quarterly dividend as was paid at the inception of the Call Options. Quarterly dividends in excess of $0.24 per share do not affect the Call Options’ value due to anti-dilution adjustments.

[2]	The risk-free rate was based on the 2-year Constant Maturity Treasury rate on March 31, 2013.

[3]	The credit spread is based on the Company’s long-term credit rating of BB- issued by Standard & Poor’s and a senior unsecured credit rating of Ba3 issued by Moody’s.

[4]
The volatility rate was based on both observed volatility, which is based on the Company’s historical stock price, and implied volatility from the Company’s traded options. Such volatility was further adjusted to take into consideration market participant risk tolerance.

VEBA and Canadian Pension Plan Assets. The fair value of the plan assets of the VEBAs and the Company’s Canadian pension plan is measured annually on December 31. In determining the fair value of the plan assets at each annual period end, the Company utilizes primarily the results of valuations supplied by the investment advisors responsible for managing the assets of each plan. See Note 13 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to the fair value of the plan assets of the VEBAs and the Company’s Canadian pension plan.
Available for sale securities. The Company holds assets in various investment funds at certain registered investment companies in connection with its deferred compensation program (see Note 5). Such assets are accounted for as available for sale securities and are measured and recorded at fair value based on the net asset value of the investment funds on a recurring

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

basis. Such fair value input is considered either a Level 1 or Level 2 input depending on whether the investment fund is traded on a public exchange. In addition to investment funds, the Company also holds short-term commercial paper. The fair value of the commercial paper is determined based on valuation models that use observable market data. Such fair value input is considered a Level 2 input. The amortized cost for available for sale securities approximates its fair value. At March 31, 2013, the remaining maturity period with respect to commercial paper ranges from 10 days to approximately 5 months.
All Other Financial Assets and Liabilities. The Company believes that the fair value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying values due to their short maturities and nominal credit risk.
The fair value of the Convertible Notes and Senior Notes are based on the trading prices of the notes and are considered a Level 1 input in the fair value hierarchy (see Note 3 for the carrying value of the Convertible Notes and the Senior Notes).

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the Company’s financial instruments, classified under the appropriate level of the fair value hierarchy, as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced sales contracts	$—	$0.1	$—	$0.1
Midwest premium swap contracts	—	—	0.4	0.4
Natural Gas -
Fixed priced purchase contracts	—	1.0	—	1.0
Electricity -
Fixed priced purchase contracts	—	0.6	—	0.6
Hedges Relating to the Convertible Notes -
Call Options	—	61.3	—	61.3

All Other Financial Assets:
Cash and cash equivalents	82.9	165.1	—	248.0
Short-term investments	—	85.6	—	85.6
Available for sale securities	—	5.8	—	5.8
Total	$82.9	$319.5	$0.4	$402.8

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(2.4)	$—	$(2.4)
Natural Gas -
Put option sales contracts	—	(0.1)	—	(0.1)
Fixed priced purchase contracts	—	(1.1)	—	(1.1)
Electricity -
Fixed priced purchase contracts	—	(0.5)	—	(0.5)
Foreign Currency -
Euro
Fixed priced purchase contracts	—	(0.2)	—	(0.2)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(67.7)	—	(67.7)

All Other Financial Liabilities:
Senior Notes	(253.1)	—	—	(253.1)
Convertible Notes	(244.3)	—	—	(244.3)
Total	$(497.4)	$(72.0)	$—	$(569.4)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following table presents the Company’s financial instruments, classified under the appropriate level of the fair value hierarchy, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$2.6	$—	$2.6
Midwest premium swap contracts	—	—	0.4	0.4
Natural Gas -
Fixed priced purchase contracts	—	0.2	—	0.2
Hedges Relating to the Convertible Notes -
Call Options	—	55.3	—	55.3

All Other Financial Assets:
Cash and cash equivalents	107.9	165.5	—	273.4
Short-term investments	—	85.0	—	85.0
Available for sale securities	—	5.6	—	5.6
Total	$107.9	$314.2	$0.4	$422.5

FINANCIAL LIABILITIES:
Derivative instruments:
Aluminum -
Fixed priced purchase contracts	$—	$(0.5)	$—	$(0.5)
Natural Gas -
Put option sales contracts	—	(0.5)	—	(0.5)
Fixed priced purchase contracts	—	(2.6)	—	(2.6)
Electricity -
Fixed priced purchase contracts	—	(1.0)	—	(1.0)
Hedges Relating to the Convertible Notes -
Bifurcated Conversion Feature	—	(62.1)	—	(62.1)

All Other Financial Liabilities:
Senior Notes	(250.0)	—	—	(250.0)
Convertible Notes	(240.1)	—	—	(240.1)
Total	$(490.1)	$(66.7)	$—	$(556.8)

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the Midwest premium derivative contracts on a net basis:

Level 3
Balance at December 31, 2012	$0.4
Total realized/unrealized gains included in:
Cost of goods sold excluding depreciation and amortization and other items and Unrealized losses (gains) on derivative instruments	0.1
Transactions involving Level 3 derivative contracts:
Purchases	—
Sales	—
Issuances	—
Settlements	(0.1)
Transactions involving Level 3 derivatives — net	(0.1)
Transfers in and (or) out of Level 3 valuation hierarchy	—
Balance at March 31, 2013	$0.4

Total gains included in Unrealized (gains) losses on derivative instruments, attributable to the change in unrealized gains/losses relating to derivative contracts held at March 31, 2013:	$—
Fair Values of Non-financial Assets and Liabilities
See Note 13 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to the fair value of the Company’s non-financial assets and liabilities.

10. Earnings Per Share
Basic and diluted earnings per share were calculated as follows, for each period presented:

	Quarter Ended
	March 31,
	2013	2012
Numerator:
Net income	$33.5	$26.5
Denominator — Weighted-average common shares outstanding (in thousands)[1]:
Basic	19,143	19,059
Diluted	19,366	19,161
Earnings per common share, Basic:
Net income per share	$1.75	$1.39
Earnings per common share, Diluted:
Net income per share	$1.73	$1.38
______________________

[1]
The basic weighted-average number of common shares outstanding during the period excludes unvested share-based payment awards. The diluted weighted-average number of common shares outstanding during the period is calculated using the treasury method.

Options to purchase 20,791 common shares at an average exercise price of $80.01 per share were outstanding at both March 31, 2013 and December 31, 2012. The potential dilutive effect of options outstanding was zero for each of the periods presented. Warrants relating to approximately 3.6 million common shares at an average exercise price of approximately $61.25 per share at March 31, 2013 were outstanding. The potential dilutive effect of shares underlying the Warrants was 91,779 shares for the quarter ended March 31, 2013.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

During the quarters ended March 31, 2013 and March 31, 2012, the Company paid approximately $5.9 ($0.30 per common share) and $4.9 ($0.25 per common share), respectively, in cash dividends to stockholders, including the holders of restricted stock, and dividend equivalents to the holders of restricted stock units and to the holders of performance shares with respect to approximately one-half of the performance shares.
At March 31, 2013 and December 31, 2012, $30.7 and $46.9, respectively, were available for repurchases of the Company’s common shares under an outstanding stock repurchase authorization by the Company’s Board of Directors. The Company repurchased 259,596 shares of common stock at a weighted-average price of $62.62 per share pursuant to this authorization during the quarter ended March 31, 2013. The total cost of $16.2 was recorded as Treasury Stock.

11. Segment and Geographical Area Information
The Company’s primary line of business is the production of semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive, and other industrial end market applications. The Company operates 11 focused production facilities in the United States and one in Canada. Consistent with the manner in which the Company’s chief operating decision maker reviews and evaluates the Company’s business, the Fabricated Products business is treated as a single operating segment.
In addition to the Fabricated Products segment, the Company has two business units, Secondary Aluminum and Corporate and Other. The Secondary Aluminum business unit sells value added products, such as ingot and billet, produced at Anglesey Aluminium Limited (“Anglesey”), a secondary aluminum remelt and casting facility in Holyhead, Wales in which the Company owns a 49% non-controlling interest. The Corporate and Other business unit provides general and administrative support for the Company’s operations.

For purposes of segment reporting under GAAP, the Company treats the Fabricated Products segment as a reportable segment and combines the two other business units, Secondary Aluminum and Corporate and Other, into one category, which is referred to as All Other. All Other is not considered a reportable segment.
The board of Anglesey recently announced the closure of Anglesey's secondary aluminum remelt and casting operations which the Company expects to be completed by the second quarter of 2013. The Company’s investment in Anglesey is valued at zero on the balance sheet, and the Company has no financial obligation with respect to any liability of Anglesey. Accordingly, the Company does not expect the closure of Anglesey's operations to have any financial impact. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on our investment in Anglesey and the suspension of equity method of accounting with respect to our ownership in Anglesey.
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

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

The following tables provide financial information by reporting segment for each period or as of each period-end, as applicable:

	Quarter Ended
	March 31,
	2013	2012
Net Sales:
Fabricated Products	$337.4	$365.4
Segment Operating Income (Loss):
Fabricated Products [1,2]	$55.2	$54.1
All Other[3]	(5.2)	(7.9)
Total operating income	$50.0	$46.2
Interest expense	(9.3)	(4.1)
Other income, net	1.0	0.7
Income before income taxes	$41.7	$42.8
Depreciation and Amortization:
Fabricated Products	$6.9	$6.2
All Other	0.1	0.1
Total depreciation and amortization	$7.0	$6.3
Capital expenditures:
Fabricated Products	$8.9	$8.8
All Other	0.4	0.2
Total capital expenditures	$9.3	$9.0
Income Taxes Paid:
Fabricated Products —
United States	$0.4	$—
Canada	0.3	0.2
Total income taxes paid	$0.7	$0.2
______________________

1.	Operating results in the Fabricated Products segment for the quarters ended March 31, 2013 and March 31, 2012 included net non-cash LIFO benefits of $3.7 and $2.9, respectively.

2.
Fabricated Products segment results include non-cash mark-to-market (losses) gains on primary aluminum, natural gas, electricity and foreign currency hedging activities totaling $(0.7) and $3.1 for the quarters ended March 31, 2013 and March 31, 2012, respectively. For further discussion regarding mark-to-market matters, see Note 8.

3.
Operating results in All Other represent operating expenses in the Corporate and Other business unit. Operating results of All Other include VEBA net periodic pension benefit income of $5.6 and $3.0 for the quarters ended March 31, 2013 and March 31, 2012, respectively.

	March 31, 2013	December 31, 2012
Assets:
Fabricated Products	$812.9	$771.2
All Other[1]	951.5	981.3
Total assets	$1,764.4	$1,752.5
_____________________

1.
Assets in All Other represent primarily all of the Company’s cash and cash equivalents, short-term investments, financial derivative assets, net assets in respect of VEBA(s) and net deferred income tax assets.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

Net sales by product categories, which are based on end market applications, for the Fabricated Products segment are as follows:

	Quarter Ended
	March 31,
	2013	2012
Net Sales:
Aero/HS Products	$179.6	$184.7
GE Products	105.8	119.2
Automotive Extrusions	30.8	34.4
Other Products	21.2	27.1
Total Net Sales	$337.4	$365.4

12. Supplemental Cash Flow Information

	Quarter Ended
	March 31,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$0.4	$0.4
Income taxes paid	$0.7	$0.2
Supplemental disclosure of non-cash transactions:
Stock repurchases not yet settled (accrued in accounts payable)	$1.5	$—
Non-cash capital expenditures	$2.7	$1.8
Capital leases acquired	$0.1	$—
13. Other Income (Expense), Net
Other income (expense), net consisted of the following, for each period presented:

	Quarter Ended
	March 31,
	2013	2012
Interest income	$0.1	$0.1
Unrealized gains on financial derivatives[1]	0.4	0.5
Realized gains on investments	0.5	—
All other, net	—	0.1
Other non-operating income, net	$1.0	$0.7
______________________

[1]	See “Hedges Relating to the Convertible Notes” in Note 8 for discussion of such instruments.

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

14. Other Comprehensive Income
The following table presents the tax effect allocated to each component of Other comprehensive income for each period presented:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit[3]	Amount
Quarter Ended March 31, 2013
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs[1]	$0.3	$(0.1)	$0.2
Amortization of prior service cost relating to VEBAs[1]	1.1	(0.4)	0.7
Reclassification of unrealized gain upon sale of available for sale securities[2]	(0.4)	0.1	(0.3)
Unrealized gain on available for sale securities	0.3	(0.1)	0.2
Foreign currency translation adjustment	0.4	—	0.4
Other comprehensive income	$1.7	$(0.5)	$1.2

Quarter Ended March 31, 2012
Reclassification adjustments:
Amortization of net actuarial loss relating to VEBAs[1]	$0.8	$(0.3)	$0.5
Amortization of prior service cost relating to VEBAs[1]	1.0	(0.4)	0.6
Unrealized gain on available for sale securities	0.3	—	0.3
Foreign currency translation adjustment	(0.3)	—	(0.3)
Other comprehensive income	$1.8	$(0.7)	$1.1
________________

[1]	Amounts reclassified out of Accumulated other comprehensive income relating to VEBA adjustments were included as a component of Selling, administrative, research and development and general expense.

[2]	Amounts reclassified out of Accumulated other comprehensive income relating to sales of available for sale securities were included as a component of Other income, net.

[3]
Income tax amounts reclassified out of Accumulated other comprehensive income relating to VEBA adjustments and sales of available for sale securities were included as a component of Income tax provision.

15. Condensed Guarantor and Non-Guarantor Financial Information

The Company issued $225.0 aggregate principal amount of its Senior Notes pursuant to an indenture dated May 23, 2012
(the “Indenture”), among Kaiser Aluminum Corporation (the “Parent’), the subsidiary guarantors party thereto (the “Guarantor
Subsidiaries”) and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Guarantor Subsidiaries currently include Kaiser Aluminum Investments Company, Kaiser Aluminum Fabricated Products, LLC, Kaiser Aluminum Mill Products
Inc., Kaiser Aluminum Washington, LLC and Kaiser Aluminum Alexco, LLC, all of which are 100% owned by the Parent. The guarantees are full and unconditional and joint and several.

Pursuant to the requirements of Section 210.3-10(f) of Regulation S-X, the following condensed consolidating balance sheet as of March 31, 2013 and December 31, 2012, condensed consolidating statements of comprehensive income for the quarters ended March 31, 2013 and March 31, 2012 and condensed consolidating statements of cash flow for the quarters ended March 31, 2013 and March 31, 2012 present (i) the financial position, results of operation and cash flows for each of (a) the Parent, (b) the Guarantor Subsidiaries on a combined basis, and (c) the Non-Guarantor Subsidiaries (as defined below) on a combined basis, (ii) the adjustments necessary to eliminate investments in subsidiaries and intercompany balances and transactions among the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (iii) the resulting totals, reflecting information for the Company on a consolidated basis, as reported. In the following tables, “Non-Guarantor Subsidiaries” refers to Kaiser Aluminum Canada Limited, Trochus Insurance Company, DCO Management, LLC, Kaiser Aluminum France, S.A.S. and Kaiser Aluminum Beijing Trading Company; and “Consolidating Adjustments” represent the

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

adjustments necessary to eliminate the investments in the Company’s subsidiaries and other intercompany sales and cost of sales transactions. The condensed consolidating financial information should be read in conjunction with the consolidated financial statements herein.

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$241.6	$1.4	$—	$248.0
Short-term investments	—	85.6	—	—	85.6
Receivables:
Trade, less allowance for doubtful receivables	—	137.8	4.0	—	141.8
Intercompany receivables	—	0.2	0.3	(0.5)	—
Other	—	1.6	10.2	—	11.8
Inventories	—	193.0	6.6	(0.3)	199.3
Prepaid expenses and other current assets	—	68.9	2.1	—	71.0
Total current assets	5.0	728.7	24.6	(0.8)	757.5
Investments in and advances to unconsolidated affiliates	1,331.5	15.8	—	(1,347.3)	—
Property, plant, and equipment — net	—	373.9	12.5	—	386.4
Long-term intercompany receivables	140.4	0.9	8.9	(150.2)	—
Net asset in respect of VEBA	—	372.5	—	—	372.5
Deferred tax assets — net	—	78.7	(1.0)	9.3	87.0
Intangible assets — net	—	35.0	—	—	35.0
Goodwill	—	37.2	—	—	37.2
Other assets	69.5	19.2	0.1	—	88.8
Total	$1,546.4	$1,661.9	$45.1	$(1,489.0)	$1,764.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.5	$64.7	$7.0	$—	$73.2
Intercompany payable	—	3.2	0.2	(3.4)	—
Accrued salaries, wages, and related expenses	—	30.3	2.8	—	33.1
Other accrued liabilities	10.1	27.0	1.3	—	38.4
Payable to affiliate	—	12.3	—	—	12.3
Short-term capital lease	—	0.2	—	—	0.2
Total current liabilities	11.6	137.7	11.3	(3.4)	157.2
Net liability in respect of VEBA	—	4.9	—	—	4.9
Long-term intercompany payable	—	149.3	0.9	(150.2)	—
Long-term liabilities	67.7	48.0	19.5	—	135.2
Long-term debt	382.3	—	—	—	382.3
Total liabilities	461.6	339.9	31.7	(153.6)	679.6

Total stockholders’ equity	1,084.8	1,322.0	13.4	(1,335.4)	1,084.8
Total	$1,546.4	$1,661.9	$45.1	$(1,489.0)	$1,764.4

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$266.0	$2.4	$—	$273.4
Short-term investments	—	85.0	—	—	85.0
Receivables:
Trade, less allowance for doubtful receivables	—	121.5	2.3	—	123.8
Intercompany receivables	—	(10.3)	0.4	9.9	—
Other	—	1.3	2.1	—	3.4
Inventories	—	178.7	7.3	—	186.0
Prepaid expenses and other current assets	—	68.1	2.0	—	70.1
Total current assets	5.0	710.3	16.5	9.9	741.7
Investments in and advances to unconsolidated affiliates	1,284.1	7.4	—	(1,291.5)	—
Property, plant, and equipment — net	—	371.8	12.5	—	384.3
Long-term intercompany receivables	163.7	0.4	6.4	(170.5)	—
Net asset in respect of VEBA	—	365.9	—	—	365.9
Deferred tax assets — net	—	93.4	(0.8)	9.4	102.0
Intangible assets — net	—	35.4	—	—	35.4
Goodwill	—	37.2	—	—	37.2
Other assets	64.0	19.2	3.0	(0.2)	86.0
Total	$1,516.8	$1,641.0	$37.6	$(1,442.9)	$1,752.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.1	$56.5	$5.9	$—	$62.5
Intercompany payable	—	0.3	0.2	(0.5)	—
Accrued salaries, wages, and related expenses	—	36.7	2.6	—	39.3
Other accrued liabilities	3.5	47.8	0.5	—	51.8
Payable to affiliate	—	7.9	—	—	7.9
Short-term capital lease	—	0.1	—	—	0.1
Total current liabilities	3.6	149.3	9.2	(0.5)	161.6
Net liability in respect of VEBA	—	5.3	—	—	5.3
Long-term intercompany payable	—	170.0	0.5	(170.5)	—
Long-term liabilities	62.1	49.6	22.8	—	134.5
Long-term debt	380.3	—	—	—	380.3
Total liabilities	446.0	374.2	32.5	(171.0)	681.7

Total stockholders’ equity	1,070.8	1,266.8	5.1	(1,271.9)	1,070.8
Total	$1,516.8	$1,641.0	$37.6	$(1,442.9)	$1,752.5

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHESIVE INCOME
Quarter Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$331.8	$30.4	$(24.8)	$337.4
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	259.7	27.0	(23.1)	263.6
Unrealized losses on derivative instruments	—	0.7	—	—	0.7
Depreciation and amortization	—	6.7	0.3	—	7.0
Selling, administrative, research and development, and general	0.4	14.8	2.4	(1.5)	16.1
Total costs and expenses	0.4	281.9	29.7	(24.6)	287.4
Operating (loss) income	(0.4)	49.9	0.7	(0.2)	50.0
Other (expense) income:
Interest expense	(9.1)	(0.3)	—	0.1	(9.3)
Other income, net	0.4	0.6	0.1	(0.1)	1.0
(Loss) income before income taxes	(9.1)	50.2	0.8	(0.2)	41.7
Income tax (provision) benefit	—	(19.0)	7.2	3.6	(8.2)
Earnings in equity of subsidiaries	42.6	7.8	—	(50.4)	—
Net income	$33.5	$39.0	$8.0	$(47.0)	$33.5

Comprehensive income	$34.7	$39.8	$8.4	$(48.2)	$34.7

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Quarter Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$355.5	$32.6	$(22.7)	$365.4
Costs and expenses:
Cost of products sold:
Cost of products sold, excluding depreciation and amortization and other items	—	290.5	29.9	(22.3)	298.1
Unrealized gains on derivative instruments	—	(3.1)	—	—	(3.1)
Depreciation and amortization	—	6.1	0.2	—	6.3
Selling, administrative, research and development, and general	0.5	17.7	—	(0.3)	17.9
Total costs and expenses	0.5	311.2	30.1	(22.6)	319.2
Operating (loss) income	(0.5)	44.3	2.5	(0.1)	46.2
Other (expense) income:
Interest expense	(4.0)	(0.1)	—	—	(4.1)
Other income, net	0.5	0.2	—	—	0.7
(Loss) income before income taxes	(4.0)	44.4	2.5	(0.1)	42.8
Income tax provision	—	(16.8)	(0.7)	1.2	(16.3)
Earnings in equity of subsidiaries	30.5	1.7	—	(32.2)	—
Net income	$26.5	$29.3	$1.8	$(31.1)	$26.5

Comprehensive income	$27.6	$30.7	$1.5	$(32.2)	$27.6

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(0.5)	$5.4	$1.4	$—	$6.3
Cash flows from investing activities:
Capital expenditures	—	(9.0)	(0.3)	—	(9.3)
Purchase of available for sale securities	—	(85.6)	—	—	(85.6)
Proceeds from sale of available for sale securities	—	85.2	—	—	85.2
Net cash used in investing activities	—	(9.4)	(0.3)	—	(9.7)
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	0.8	—	—	0.8
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.2)	—	—	—	(2.2)
Cash dividend paid to stockholders	(5.9)	—	—	—	(5.9)
Repurchase of common stock	(14.7)	—	—	—	(14.7)
Intercompany loan	23.3	(21.2)	(2.1)	—	—
Net cash provided by (used in) financing activities	0.5	(20.4)	(2.1)	—	(22.0)
Net decrease in cash and cash equivalents during the period	—	(24.4)	(1.0)	—	(25.4)
Cash and cash equivalents at beginning of period	5.0	266.0	2.4	—	273.4
Cash and cash equivalents at end of period	$5.0	$241.6	$1.4	$—	$248.0

KAISER ALUMINUM CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In millions of dollars, except share and per share amounts and as otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities[1]	$0.1	$36.0	$(1.1)	$—	$35.0
Cash flows from investing activities:
Capital expenditures	—	(8.7)	(0.3)	—	(9.0)
Change in restricted cash	6.9	0.3	—	—	7.2
Net cash used in investing activities	6.9	(8.4)	(0.3)	—	(1.8)
Cash flows from financing activities:
Excess tax benefit upon vesting of non-vested shares and dividend payment on unvested shares expected to vest	—	1.3	—	—	1.3
Cancellation of shares to cover employees’ tax withholdings upon vesting of non-vested shares	(2.1)	—	—	—	(2.1)
Cash dividend paid to stockholders	(4.9)	—	—	—	(4.9)
Intercompany loan	—	(0.3)	0.3	—	—
Net cash (used in) provided by financing activities	(7.0)	1.0	0.3	—	(5.7)
Net increase (decrease) in cash and cash equivalents during the period	—	28.6	(1.1)	—	27.5
Cash and cash equivalents at beginning of period	5.0	43.0	1.8	—	49.8
Cash and cash equivalents at end of period	$5.0	$71.6	$0.7	$—	$77.3
_____________

[1]
The Company treats changes in long-term intercompany balances that relate to financing activities as cash flow from financing activities. In the above table, the Company has revised the previous classification of the changes in such intercompany balances during the quarter ended March 31, 2012 from cash flows from operating activities to a separate line item in cash flows from financing activities captioned "intercompany loan”.

16. Subsequent Events
     Dividend Declaration. On April 15, 2013, the Company announced that its Board of Directors declared a cash dividend of $0.30 per common share or $5.8 (including dividend equivalents), which will be paid on or about May 15, 2013 to stockholders of record at the close of business on April 25, 2013.
Anti-dilution Adjustments to Convertible Notes and Convertible Note Hedge Transactions. Upon the payment of the quarterly dividend declared on April 15, 2013, (a) the Convertible Notes’ conversion rate will be 20.7522 shares per $1,000 principal amount of the Convertible Notes and the equivalent conversion price will be $48.19 per share, (b) the Call Options’ exercise price will be approximately $48.19 per share, and (c) the Warrants’ exercise price will be $61.19 per share.
Stock Repurchase Authorization. In April 2013, the Company’s Board of Directors authorized an additional $75.0 for stock repurchases under the existing stock repurchase program. Subsequent to March 31, 2013 and through April 19, 2013, the Company repurchased 210,835 shares of its common stock at a weighted average price of $60.94 per share. On April 19, 2013, $92.8 remained available for future repurchases under the stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Item should be read in conjunction with Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q (this “Report”).
     This Report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions including cyclicality and other conditions in the aerospace, automobile and other end market segments we serve; developments in technology; new or modified statutory or regulatory requirements; and changing prices and market conditions. Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 identifies other factors that could cause actual results to vary. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
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
We believe our MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
In addition, we provide information regarding value added revenue. Value added revenue represents net sales less the hedged cost of alloyed metal. As discussed further below, (i) a fundamental part of our business is to mitigate the impact of metal price volatility through pricing policies that pass metal cost fluctuations through to our customers and a hedging program that addresses metal price exposure in circumstances in which we are unable to pass metal cost fluctuations through to our customers and (ii) as a result of our pricing policies and hedging program, fluctuations in underlying metal price do not directly impact our profitability. Accordingly, value added revenue is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow readers of the financial statements to consider our net sales information both with and without the metal cost component thereof. For a reconciliation of valued added revenue to net sales, see “Results of Operations-Segment and Business Unit Information” below.

Overview
We are a leading North American manufacturer of semi-fabricated specialty aluminum products for aerospace / high strength, general engineering, automotive, and other industrial applications.
At March 31, 2013, we operated 11 focused production facilities in the United States and one facility in Canada that produce rolled, extruded, and drawn aluminum products used principally for aerospace and defense, automotive, consumer durables, electronics, electrical, and machinery and equipment end market applications. Through these facilities, we produced and shipped approximately 140.0 million pounds of semi-fabricated aluminum products, which comprised effectively all of our total consolidated net sales of approximately $337.4 million, during the quarter ended March 31, 2013.
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
A fundamental part of our business model is to mitigate the impact of aluminum price volatility on our cash flow. We manage the risk of fluctuations in the price of primary aluminum through either (i) pricing policies that allow us to pass the underlying cost of metal onto customers or (ii) hedging by purchasing financial derivatives to shield us from exposure related to firm-price sales contracts that specify the underlying metal price plus a conversion price. While we can generally pass metal price movement through to customers, for some of our higher value added products sold on a spot basis, the pass through of metal price movements can sometimes lag by as much as several months, with a favorable impact to us when metal prices decline and an adverse impact to us when metal prices increase. The average London Metal Exchange (“LME”) transaction price per pound of primary aluminum for the quarters ended March 31, 2013 and March 31, 2012 were $0.91 and $0.99, respectively. At April 19, 2013, the LME transaction price per pound was $0.85.
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
We expect the 2013 North American automotive sector build rates to increase approximately 4% over 2012 based on data from IHS, a provider of technical information. Our automotive products typically have specific performance attributes in terms of machinability and/or mechanical properties for specific applications across a broad mix of North American original equipment manufacturers (“OEMs”) and automotive platforms. We believe that these attributes are not easily replicated by our competitors and are important to our customers, who are typically first tier automotive suppliers. Additionally, we believe that in North America, from 2001 to 2011, the aluminum extrusion content per vehicle grew at a compound annual growth rate of 3.2% based on data provided by the Aluminum Association and IHS, as automotive OEMs and their suppliers found opportunities to decrease weight without sacrificing structural integrity and safety performance. We also believe the United States’ Corporate Average Fuel Economy (“CAFE”) regulations, which increase fuel efficiency standards on an annual basis, will continue to drive growth in demand for aluminum extruded components in passenger vehicles as a replacement for the heavier weight of steel components.
Our general engineering products serve the North American industrial market segments, and demand for these products generally tracks the broader economic environment.

For purposes of segment reporting under United States generally accepted accounting principles (“GAAP”), we treat our Fabricated Products segment as its own reportable segment. We combine our two other business units, Secondary Aluminum and Corporate and Other into one category, which we refer to as All Other. All Other is not considered a reportable segment (see Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).

     Highlights of the quarter ended March 31, 2013 include:

•
Fabricated Products segment shipments of 140.0 million pounds, an 11% decrease from the first quarter of 2012, resulting primarily from slow general manufacturing economy and inventory overhang with certain aerospace extrusion products despite a strong aerospace end market;

•
Consolidated net income of $33.5 million and earnings per diluted share of $1.73, including revenue relating to a $4.5 million payment from a customer in lieu of fulfilling minimum volume obligations under a multi-year contract and the favorable impact of an expected income tax refund of $7.9 million;

•	Repurchase of 259,596 shares of our common stock at the weighted average price per share of $62.62.

•	Combined cash balances, short term investments, and net borrowing availability under our revolving credit facility of approximately $612.7 million, with no borrowings thereunder as of March 31, 2013;

•	Declaration and payment of a regular dividend of $0.30 per common share, or $5.9 million.

Results of Operations
Consolidated Results of Operations
Net Sales. Net sales for the quarter ended March 31, 2013 of $337.4 million compared to $365.4 million for the quarter ended March 31, 2012. As more fully discussed below, the decrease in Net sales was primarily due to a decrease in Fabricated Products segment shipments partially offset by higher average realized price per pound as a result of higher average value added revenue per pound. Included in Net sales for the quarter ended March 31, 2013 was a $4.5 million payment from a customer in lieu of fulfilling minimum volume obligations under a multi-year contract which contributed to higher value added revenue per pound. Fluctuation in underlying primary aluminum market prices does not necessarily directly impact profitability because (i) a substantial portion of the business conducted by the Fabricated Products segment passes primary aluminum price changes directly onto customers and (ii) our hedging activities in support of the Fabricated Products segment’s firm price sales agreements limit our losses, as well as gains, from primary metal price changes.
     Cost of Products Sold Excluding Depreciation and Amortization and Other Items. Cost of products sold, excluding depreciation and amortization and other items in the quarter ended March 31, 2013 totaled $263.6 million, or 78% of Net sales, compared to $298.1 million, or 82% of Net sales, in the quarter ended March 31, 2012. Cost of products sold, excluding depreciation and amortization and other items as a percentage of Net sales decreased primarily due to the $4.5 million payment recognized as revenue (see Net sales discussion above). Also included in Cost of products sold, excluding depreciation and amortization and other items for the quarters ended March 31, 2013 and March 31, 2012 are non-cash last-in, first-out (“LIFO”) inventory benefits of $3.7 million and $2.9 million, respectively.
      Selling, Administrative, Research and Development, and General. Selling, administrative, research and development, and general expense totaled $16.1 million in the quarter ended March 31, 2013 compared to $17.9 million in the quarter ended March 31, 2012. The decrease during the quarter ended March 31, 2013 was primarily due to (i) a $2.6 million increase in periodic pension benefit income with respect to two voluntary employee’s beneficiary associations that provide benefits for certain eligible retirees, their surviving spouses and eligible dependents (together, the “VEBAs”), offset by (ii) a $0.3 million increase in workers’ compensation expense due primarily to higher estimated incurred but not reported reserve in 2013, (iii) a $0.3 million increase in environmental expense in the first quarter of 2013 and (iv) a $0.3 million increase in research and development expense.
     Interest Expense. Interest expense of $9.3 million in the quarter ended March 31, 2013 was primarily related to interest expense incurred on our 4.5% Cash Convertible Senior Notes due April 1, 2015 (the “Convertible Notes”), and interest expense on our 8.250% Senior Notes due June 1, 2020 (the “Senior Notes”) issued on May 23, 2012, net of $0.4 million of interest capitalization as part of Construction in progress. Interest expense of $4.1 million in the quarter ended March 31, 2012 was primarily related to interest expense incurred on the Convertible Notes, net of $0.6 million of interest costs capitalized as part of Construction in progress.
     Income Tax Provision. The income tax provision for the quarter ended March 31, 2013 was $8.2 million, reflecting an effective tax rate of 19.7%. The difference between the effective tax rate and the projected blended statutory tax rate for the quarter ended March 31, 2013 was the result of a decrease in unrecognized tax benefits, including interest and penalties, of $7.5 million, resulting in a 17.9% decrease in the effective tax rate. The decrease in unrecognized tax benefits is a result of an audit settlement with the Canada Revenue Agency Competent Authority on February 28, 2013 for the 1998-2004 tax years. As a result of the settlement, a refund of $7.9 million which represents amounts previously paid against the accrued tax reserve is expected.
Segment and Business Unit Information

Consistent with the manner in which our chief operating decision maker reviews and evaluates our business, we have one operating segment, which we refer to as Fabricated Products, that produces semi-fabricated specialty aluminum products, such as aluminum sheet and plate and extruded and drawn products, primarily used in aerospace/high strength, general engineering, automotive and other industrial end market applications. We categorize our products by these end market applications as follows: aerospace/high strength products (which we refer to as Aero/HS products), general engineering products (which we refer to as GE products), extrusions for automotive applications (which we refer to as Automotive Extrusions), and other industrial products (which we refer to as Other products). We also have two other business units, Secondary Aluminum and Corporate and Other. The Secondary Aluminum business unit sells value added products, such as ingot and billet, produced by Anglesey Aluminium Limited (“Anglesey’) in which we own a 49% interest. The Corporate and Other business unit provides general and administrative support for our operations.

For purposes of segment reporting under GAAP, we treat the Fabricated Products segment as a reportable segment and combine the two other business units, Secondary Aluminum and Corporate and Other, into one category, which we refer to as All Other. All Other is not considered a reportable segment.

Anglesey, which owns and operates a secondary aluminum remelt and casting facility in Holyhead, Wales. Anglesey sells 49% of the secondary aluminum ingot and billet it produces to us, which we resell to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. Because we in substance act as an agent in connection with sales of secondary aluminum produced by Anglesey, our secondary aluminum sales are presented net of the cost of sales. Accordingly, our net sales and operating income from such activities in the quarters ended March 31, 2013 and March 31, 2012 were both zero.
The board of Anglesey recently announced the closure of Anglesey's secondary aluminum remelt and casting operations which we expect to be completed by the second quarter of 2013. Our investment in Anglesey is valued at zero on our balance sheet, and we have no financial obligation with respect to any liability of Anglesey. Accordingly, we do not expect the closure of Anglesey's operations will have any financial impact to us. See Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on our investment in Anglesey and the suspension of equity method of accounting with respect to our ownership in Anglesey.
The accounting policies of the segment and business units are the same as those described in Note 1 of Notes to Interim Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Report. Segment results are evaluated internally before interest expense, other expense (income) and income taxes.
Fabricated products
The table below provides selected operational and financial information (in millions of dollars except shipments and average realized sales price) for our Fabricated Products segment, for each period presented.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this Report. See Note 11 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report for further information regarding segments. Interim results are not necessarily indicative of those for a full year.

	Quarter Ended March 31,
	2013	2012
Shipments (mm lbs)	140.0	156.7
Composition of average realized third-party sales price (per pound):
Average realized third-party sales price[1]	$2.41	$2.33
Less: hedged cost of alloyed metal price	(1.07)	(1.09)
Average realized third-party value added revenue	$1.34	$1.24

Composition of net sales:
Net sales	$337.4	$365.4
Less: hedged cost of alloyed metal	(150.0)	(170.6)
Third party value added revenue	$187.4	$194.8

Segment Operating Income	$55.2	$54.1
Impact to operating income of non-run-rate items:
Adjustments to plant-level LIFO[2]	$4.7	$2.0
Mark-to-market (losses) gains on derivative instruments	(0.7)	3.1
Workers’ compensation cost due to discounting	—	0.1
Environmental expenses	(0.3)	—
Total non-run-rate items	3.7	5.2
Operating income excluding non-run-rate items	$51.5	$48.9

_____________________

[1]
Average realized prices for our Fabricated Products segment are subject to fluctuations due to changes in product mix and underlying primary aluminum prices, and are not necessarily indicative of changes in underlying profitability.

[2]
We manage our Fabricated Products segment business on a monthly last-in, first-out ("LIFO") basis at each plant, but report inventory externally on an annual LIFO basis in accordance with GAAP on a consolidated basis. This amount represents the conversion from GAAP LIFO applied on a consolidated basis for the Fabricated Products segment to monthly LIFO applied on a plant-by-plant basis.

As noted above, operating income excluding identified non-run-rate items for the quarter ended March 31, 2013 was $2.6 million higher than operating income excluding such items for the quarter ended March 31, 2012. Higher operating income in the quarter ended March 31, 2013 reflected primarily the impact of (i) revenue recognized relating to a $4.5 million payment from a customer in lieu of fulfilling minimum volume obligations under a multi-year contract, (ii) favorable energy costs and (iii) lower major maintenance costs, partially offset by (iv) manufacturing inefficiencies as a result of adjusting to a more complex product mix and lower volumes.

The table below provides shipment and value added revenue information (in millions of dollars except shipments and value added revenue per pound) for each of the primary end-market segment applications of our Fabricated Products segment, for each period presented:

	Quarter Ended March 31,
	2013		2012
Aero/HS Products:
Shipments (mmlbs)	56.7		59.0
	$	$ / lb	$	$ / lb
Sales	$179.6	$3.17	$184.7	$3.13
Less: hedged cost of alloyed metal	(60.9)	(1.08)	(65.7)	(1.11)
Value added revenue	$118.7	$2.09	$119.0	$2.02

GE Products:
Shipments (mmlbs)	54.8		63.3
	$	$ / lb	$	$ / lb
Sales	$105.8	$1.93	$119.2	$1.88
Less: hedged cost of alloyed metal	(59.4)	(1.08)	(69.3)	(1.09)
Value added revenue	$46.4	$0.85	$49.9	$0.79

Automotive Extrusions:
Shipments (mmlbs)	15.3		17.0
	$	$ / lb	$	$ / lb
Sales	$30.8	$2.01	$34.4	$2.02
Less: hedged cost of alloyed metal	(16.2)	(1.06)	(18.4)	(1.08)
Value added revenue	$14.6	$0.95	$16.0	$0.94

Other Products:
Shipments (mmlbs)	13.2		17.4
	$	$ / lb	$	$ / lb
Sales	$21.2	$1.61	$27.1	$1.56
Less: hedged cost of alloyed metal	(13.5)	(1.03)	(17.2)	(0.99)
Value added revenue	$7.7	$0.58	$9.9	$0.57

Total:
Shipments (mmlbs)	140.0		156.7
	$	$ / lb	$	$ / lb
Sales	$337.4	$2.41	$365.4	$2.33
Less: hedged cost of alloyed metal	(150.0)	(1.07)	(170.6)	(1.09)
Value added revenue	$187.4	$1.34	$194.8	$1.24

For the quarter ended March 31, 2013, Net sales of fabricated products decreased by 8% to $337.4 million, as compared to the quarter ended March 31, 2012, due primarily to an 11% decrease in shipments, offset by an increase in average realized sales price. The decrease in shipments was comprised of (i) a 4% decrease in Aero/HS products shipments primarily due to inventory overhang in certain products despite strong aerospace end market demand, (ii) a 10% decrease in Automotive Extrusion shipments due to flat automotive build rates compared to the prior year period, a trend toward smaller anti-lock braking system parts and reduced exports of anti-lock braking system parts, (iii) a 13% decrease in GE products shipments due to a slow manufacturing economy and (iv) a 24% decrease in shipments of Other products primarily reflecting the Company’s focus on higher value added products.

Outlook

We anticipate continuing demand headwinds across our end market applications during second quarter in addition to higher planned capital and project expense. However, we anticipate value added revenue and adjusted EBITDA margins for the first half 2013 will be comparable to the first half 2012. We remain very positive in our long-term outlook for the Company and anticipate continued long-term growth in our overall value added revenue and adjusted EBITDA margin driven by strong demand for aerospace and automotive applications. Our focus on organic investments in capacity, capability, quality and enhanced operating efficiencies will continue to serve us well to capture further opportunities for profitable growth in these end market applications. Longer-term, we remain committed to maintaining financial strength and flexibility to continue to invest and capitalize on organic and acquisition opportunities to further enhance shareholder returns.

Corporate and Other
Operating expenses within the Corporate and Other business unit represent general and administrative expenses that are not allocated to other business units or segments. The table below presents non-run-rate items within the Corporate and Other business unit, operating expense and operating expense excluding non-run-rate items (in millions of dollars):

	Quarter Ended March 31,
	2013	2012
Operating expense	$(5.2)	$(7.9)
Impact to operating expense of non-run-rate items:
VEBA net periodic benefit income	5.6	3.0
Environmental expense	(0.3)	—
Workers’ compensation benefit due to discounting	—	0.1
Operating non-run-rate items	5.3	3.1
Operating expense excluding non-run-rate items	$(10.5)	$(11.0)
Corporate operating expenses excluding non-run-rate items for the quarter ended March 31, 2013 were $0.5 million lower than such expenses for the comparable period in 2012, reflecting primarily (i) a $0.6 million decrease in professional fees, (ii) a $0.4 million decrease in employee salaries and incentive compensation expense, partially offset by (iii) a $0.3 million increase in workers’ compensation expense primarily due to higher incurred but not reported reserve estimates.

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
The aggregate fair value of our derivatives, recorded on the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, was a net liability of $8.6 million and $8.2 million, respectively. The increase in net liability during the quarter ended March 31, 2013 was primarily due to changes in the underlying commodity prices during such quarter. Changes in the fair value of our derivative contracts that relate to operational hedging activities are reflected in operating income (see Note 1 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Such changes in the fair value of these contracts resulted in the recognition of a $0.7 million unrealized mark-to-market loss during the quarter ended March 31, 2013. We consider this loss to be a non-run-rate item.
Deferred Tax Asset - Net
Deferred tax asset, net was $87.0 million at March 31, 2013, compared to $102.0 million at December 31, 2012. The decrease of $15.0 million primarily reflects the expected utilization of the net operating loss carryforward for the quarter ended March 31, 2013. See “Results of Operations - Deferred Tax Asset” included in Part II, Item 7. “Management’s Discussion and Analysis

of Financial Condition and Results of Operations ” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.
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
See “Results of Operations - Fair Value Measurement” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding fair value inputs to our material financial assets and liabilities.

Liquidity and Capital Resources
Summary

The following table summarizes our liquidity at the end of the periods presented (in millions of dollars):

	March 31, 2013	December 31, 2012
Available cash and cash equivalents	$248.0	$273.4
Short-term investments	85.6	85.0
Net borrowing availability on Revolving Credit Facility after borrowings and letters of credit	279.1	259.8
Total liquidity	$612.7	$618.2
Cash and cash equivalents were $248.0 million at March 31, 2013, compared to $273.4 million at December 31, 2012. The decrease in cash and cash equivalents was primarily driven by the payment of the $20.0 million variable contribution with respect to 2012 to the VEBAs, repurchases of our common stock, the payment of quarterly dividends and capital expenditures, partially offset by cash inflow from operations. Cash equivalents consist primarily of money market accounts and investments with an original maturity of 90 days or less when purchased. We place our cash in bank deposits and money market funds with high credit quality financial institutions which invest primarily in commercial paper and time deposits of prime quality, short-term repurchase agreements, and U.S. government agency notes. Additionally, some of our cash equivalents and all of our short-term investments are invested in commercial paper.
In addition to our unrestricted cash and cash equivalents described above, we have restricted cash that is pledged or held as collateral in connection with workers’ compensation requirements and certain other agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash (see Note 2 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report).
We and certain of our subsidiaries have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (the “Revolving Credit Facility”) (see Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). There were no borrowings under the Revolving Credit Facility as of March 31, 2013, or as of December 31, 2012.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in millions of dollars):

	Quarter Ended March 31,
	2013	2012
Total cash provided by (used in):
Operating activities:
Fabricated Products	$35.5	$52.5
All Other	(29.2)	(17.5)
Total cash flow from operating activities	$6.3	$35.0
Investing activities:
Fabricated Products	$(8.9)	$(8.8)
All Other	(0.8)	7.0
Total cash flow from investing activities	$(9.7)	$(1.8)
Financing activities:
Fabricated Products	$—	$—
All Other	(22.0)	(5.7)
Total cash flow from financing activities	$(22.0)	$(5.7)
Operating Activities
     Fabricated Products — For the quarter ended March 31, 2013, Fabricated Products segment operating activities provided $35.5 million of cash. Cash provided in the quarter ended March 31, 2013 was primarily related to operating income excluding non-run-rate items and depreciation and amortization of $58.4 million, an increase in accounts payable of $9.5 million due to increase in general business activities including inventory purchases, partially offset by an increase in inventory of $8.6 million primarily as a result of inventory build in response to production requirement and anticipation of equipment outages at certain production facilities and an increase in accounts receivable of $24.6 million primarily due to (i) increase in sales compared to the fourth quarter of 2012 and (ii) recognition of a $7.9 million receivable relating to a tax refund from the Canada Revenue Agency.
Fabricated Products segment operating activities provided $52.5 million of cash during the quarter ended March 31, 2012. Cash provided in the quarter ended March 31, 2012 was primarily related to operating income excluding non-run-rate items and depreciation and amortization of $55.1 million, a decrease in inventory of $9.5 million as a result of inventory reduction efforts and an increase in accounts payables of $3.6 million, partially offset by an increase in accounts receivable of $15.7 million due to increase in sales.
For additional information regarding Fabricated Products operations income excluding non-run-rate items, see “Results of Operations — Segment and Business Unit Information” above.
     All Other — Cash used in operations in All Other is comprised of (i) cash used in corporate and other activities and (ii) cash flows from Anglesey-related operating activities.
Corporate and other operating activities used $34.7 million and $10.5 million of cash during the quarter ended March 31, 2013 and March 31, 2012, respectively. Cash outflow from corporate and other operating activities in the quarter ended March 31, 2013 consisted primarily of payments relating to (i) general and administrative costs of $6.9 million, (ii) annual variable VEBA contribution of $20.0 million with respect to the 2012 year, (iii) our short-term incentive program in the amount of $4.5 million, and (iv) interest on the Revolving Credit Facility of $0.4 million. Cash outflow from corporate and other operating activities in the quarter ended March 31, 2012 consisted primarily of payments relating to (i) general and administrative costs of $7.4 million, (ii) our short-term incentive program in the amount of $2.4 million, and (iii) interest on the Revolving Credit Facility of $0.4 million.
Anglesey-related activities provided (used) $5.5 million and $(7.0) million of cash for the quarters ended March 31, 2013 and March 31, 2012. Operating cash flows were primarily related to changes in working capital in both periods. As discussed in "Results of Operations" above, Anglesey sells 49% of the secondary aluminum ingot and billet it produces to us, which we resell to a third party, receiving a portion of a premium over normal commodity market prices in transactions structured to largely eliminate our metal price and currency exchange rate risks with respect to our income and cash flow related to Anglesey. As such, cash flows generated or used by Anglesey-related activities reflect only timing differences relating to the collection of accounts receivable and payment to Anglesey and have no impact on our long-term liquidity. The board of Anglesey recently announced the closure of Anglesey's secondary aluminum remelt and casting operations which we expect to be completed by the second quarter of 2013. Upon closure of the its operations, the short term liquidity fluctuations from Anglesey activities will be eliminated.
Investing Activities
     Fabricated Products — Cash used in investing activities for the Fabricated Products segment during the quarter ended March 31, 2013 was $8.9 million, compared to $8.8 million of cash used during the quarter ended March 31, 2012. Cash used during the quarters ended March 31, 2013 and March 31, 2012 is primarily related to capital expenditures.
     All Other — Cash used by investing activities for All Other during the quarter ended March 31, 2013 was $0.8 million which represents a $0.4 million net cash outflow in conducting investment activities with respect to commercial paper and $0.4 million of capital expenditures. Cash provided by investing activities for All Other during the quarter ended March 31, 2012 was $7.0 million which primarily represents the return of $7.2 million restricted cash, partially offset by $0.2 million used for capital expenditures.
Financing Activities
    All Other — Cash used in financing activities during the quarter ended March 31, 2013 was $22.0 million, representing (i) $14.7 million of cash used to repurchase our common stock under our stock repurchase program, (ii) $5.9 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares, (iii) $2.2 million of cash used to repurchase our common stock to satisfy withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iv) $0.8 million of additional tax benefit in connection with the vesting of employee restricted stock, restricted stock units and performance shares.
Cash used in financing activities during the quarter ended March 31, 2012 was $5.7 million, representing (i) $4.9 million of cash dividends paid to our stockholders, including holders of restricted stock, and dividend equivalents paid to holders of restricted stock units and to holders of performance shares with respect to approximately one-half of the performance shares and (ii) $2.1 million of cash used to repurchase our common stock to satisfy employees’ minimum statutory withholding taxes resulting from the vesting of employee restricted stock, restricted stock units and performance shares, partially offset by (iii) $1.3 million of additional tax benefit upon vesting of employee restricted stock, restricted stock units and performance shares.
See “Repurchases of Common Stock” below and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Report.
Sources of Liquidity
We believe our available cash and cash equivalents, short-term investments, borrowing availability under the Revolving Credit Facility, and funds generated from the expected results of operations are our most significant sources of liquidity. We believe these sources will be sufficient to finance our cash requirements, including those associated with our planned capital expenditures and investments, for at least the next 12 months. Nevertheless, our ability to fund our working capital requirements, debt service obligations, the full amount of any VEBA variable contribution, and planned capital expenditures and investments will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control.
The Revolving Credit Facility matures in September 2016 and provides for borrowings up to $300.0 million (subject to borrowing base limitations), of which up to a maximum of $60.0 million may be utilized for letters of credit. The Revolving Credit Facility may, subject to certain conditions and the agreement of lenders thereunder, be increased up to $350.0 million.

The table below summarizes recent availability and usage of the Revolving Credit Facility (in millions of dollars except for borrowing rate):

	March 31, 2013	April 19, 2013
Revolving Credit Facility borrowing commitment	$300.0	$300.0
Borrowing base availability	286.0	283.6
Outstanding borrowings under Revolving Credit Facility	—	—
Outstanding letters of credit under Revolving Credit Facility	6.9	6.9
Net remaining borrowing availability	$279.1	$276.7
Borrowing rate (if applicable)[1]	4.0%	4.0%
_______________________

[1]	Such borrowing rate, if applicable, represents the interest rate for any overnight borrowings under the revolving credit facility.
We do not believe that covenants contained in the Revolving Credit Facility are reasonably likely to limit our ability to raise additional debt or equity should we choose to do so during the next 12 months, nor do we believe it is likely that during the next 12 months we will trigger the availability threshold that would require measuring and maintaining a fixed charge coverage ratio.
See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Form 10-K for the year ended December 31, 2012 for information regarding the Revolving Credit Facility.
Debt
We have mandatory principal and cash interest payments on the outstanding borrowings under the Convertible Notes and the Senior Notes. As of March 31, 2013, the Convertible Notes were not convertible. We do not expect the Convertible Notes to be converted by investors prior to the first quarter of 2015 (if at all). See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in the Form 10-K for the year ended December 31, 2012 for further details of the Convertible Notes and the Senior Notes.
We do not believe that covenants in the indentures governing the Convertible Notes and the Senior Notes are reasonably likely to limit our ability to obtain additional debt or equity financing should we choose to do so during the next 12 months.
Capital Expenditures and Investments
A component of our long-term strategy is our capital expenditure program, including organic growth initiatives and value-creating acquisitions. Total capital expenditures were $9.3 million and $9.0 million for the quarters ended March 31, 2013 and March 31, 2012, respectively.
Capital spending during the quarter ended March 31, 2013 included spending at our Trentwood facility in Spokane, Washington and other projects spread among most of our manufacturing locations to reduce operating costs, improve product quality, increase capacity and/or enhance operational security.
In 2013, we anticipate significant capital spending, including a new $35.0 million casting unit at our Trentwood facility in Spokane, Washington to expand our rolling ingot capacity as well as sizable capital projects that will further expand heat treat plate capacity, enhance operational efficiency and flexibility, and support new automotive programs that launch over the next few years. In total, we expect capital expenditures and investments in 2013 for Fabricated Products will be approximately $80.0 million. Capital investment will be funded using cash generated from operations, available cash and cash equivalents, short-term investments, borrowings under the Revolving Credit Facility and/or other third-party financing arrangements.
The level of anticipated capital expenditures may be adjusted from time to time depending on our business plans, our price outlook for fabricated aluminum products, our ability to maintain adequate liquidity and other factors. No assurance can be provided as to the timing of any such expenditures or the operational benefits expected therefrom.
Dividends
During the quarters ended March 31, 2013 and March 31, 2012, we paid a total of $5.9 million and $4.9 million, or $0.30 and $0.25 per common share, respectively, in cash dividends to our stockholders, including the holders of restricted stock, and in dividend equivalents to the holders of restricted stock units and the holders of performance shares with respect to approximately one half of the performance shares issued under our equity and performance incentive plan.
On April 15, 2013, we announced that our Board of Directors declared a cash dividend of $0.30 per share on our common stock to be paid on May 15, 2013 to stockholders of record at the close of business on April 25, 2013.
The future declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial condition, and anticipated cash requirements and contractual restrictions under the Revolving Credit Facility and the indenture for our Senior Notes, or other indebtedness we may incur in the future. We can give no assurance that dividends will be declared and paid in the future.
Repurchases of Common Stock
During the quarter ended March 31, 2013, we purchased 259,596 shares under our existing share repurchase program authorized by our Board of Directors. In April 2013, our Board of Directors approved an additional $75.0 million for stock repurchases under the existing stock repurchase program. Reflecting the authorization increase and 210,835 shares repurchased after the end of the first quarter, as of April 19, 2013, $92.8 million remained available under this repurchase authorization. The program may be modified or terminated by our Board of Directors at any time. All shares repurchased under this stock repurchase program have been treated as treasury shares. The indenture governing our Senior Notes and the Revolving Credit Facility place limitations on, among other things, our ability to repurchase common stock.
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, participants may elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested shares, restricted stock units and performance shares. Any such shares withheld are canceled by us on the applicable vesting dates, which correspond to the times at which income to the employee is recognized. When we withhold these common shares, we are required to remit to the appropriate taxing authorities the fair value of the shares withheld as of the vesting date. The number of shares withheld is determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates. During the quarters ended March 31, 2013 and March 31, 2012, we withheld 35,838 shares and 45,128 shares of common stock to satisfy employee tax withholding obligations. The withholding of common shares by us could be deemed a purchase of the common shares.
Restrictions Related to Equity Capital
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, there are restrictions on the transfer of our common shares. These restrictions are intended to reduce the risk that an ownership change within the criteria under Section 382 of the Internal Revenue Code of 1986 would jeopardize our ability to fully use our federal income tax attributes.
Environmental Commitments and Contingencies
We are subject to a number of environmental laws and regulations, to potential fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to potential claims and litigation based upon such laws and regulations. We have established procedures for regularly evaluating environmental loss contingencies, including those arising from environmental reviews and investigations and any other environmental remediation or compliance matters. Our environmental accruals represent our undiscounted estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, existing requirements, currently available facts, existing technology, and our assessment of the likely remediation actions to be taken.
We submitted a final feasibility study, after public comment and agency review, to the Washington State Department of Ecology (“Washington State Ecology”) which included recommendations for remediation alternatives to primarily address the historical use of oils containing polychlorinated biphenyls, or PCBs, at our Trentwood facility in Spokane, Washington. During the third quarter of 2012, we signed an amended work order with Washington State Ecology allowing certain remediation activities to begin and to initiate a treatability study in regards to proposed PCB remediation methods. We continue to work with Washington State Ecology in developing the implementation work plans, which are subject to Washington State Ecology approval. We expect to begin implementation of approved work plans sometime in 2013.
At March 31, 2013, our environmental accrual of $22.0 million represented our best estimate of the incremental cost based on proposed alternatives in the final feasibility study relating to our Trentwood facility in Spokane, Washington and on investigational studies and other remediation activities occurring at certain other locations owned by us. We expect that these remediation actions will be taken over the next 30 years.
As additional facts are developed, feasibility studies at various facilities are completed, draft remediation plans are modified, necessary regulatory approval for the implementation of remediation are obtained, alternative technologies are developed, and/or other factors change, there may be revisions to management’s estimates, and actual costs may exceed the current environmental accruals. We believe at this time that it is reasonably possible that undiscounted costs associated with these environmental matters may exceed current accruals by amounts that could be, in the aggregate, up to an estimated $19.1 million over the next 30 years. It is reasonably possible that our recorded estimate of our obligation may change in the next 12 months.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet and Other Arrangements
During the quarter ended March 31, 2013, we granted additional stock-based awards to certain members of management and our non-employee directors, under our stock-based long-term incentive plan (see Note 6 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report). Additional awards are expected to be made in future years.
In accordance with our VEBA funding obligation (see Note 5 of Notes to Interim Consolidated Financial Statements included in Part 1, Item 1. “Financial Statements” of this Report), we paid $20.0 million to the VEBAs during the quarter ended March 31, 2013 with respect to 2012.
With the exception of the above-mentioned transactions and as otherwise disclosed herein, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2012. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding our contractual obligations, commercial commitments, and off-balance-sheet and other arrangements.

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
Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in our critical accounting estimates since December 31, 2012.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operating results are sensitive to changes in the prices of primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Note 8 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report, we have historically utilized hedging transactions to lock in a specified price or range of prices for certain products which we sell or consume in our production process and to mitigate our exposure to changes in energy prices and foreign currency exchange rates.
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
Total fabricated products shipments during the quarters ended March 31, 2013 and March 31, 2012 for which we had price risk were (in millions of pounds) 29.8 and 46.1, respectively. At March 31, 2013, we had sales contracts for the delivery of fabricated aluminum products that have the effect of creating price risk on anticipated primary aluminum purchases for the remainder of 2013, 2014 and 2015 and thereafter totaling approximately (in millions of pounds) 58.6, 2.5, and 1.3, respectively.
     Foreign Currency. We, from time to time, enter into forward exchange contracts to hedge material exposures for foreign currencies. Our primary foreign exchange exposure is our operating costs of our London, Ontario facility and for cash commitments for equipment purchases.
     Energy. We are exposed to energy price risk from fluctuating prices for natural gas and electricity. We estimate that, before consideration of any hedging activities and the potential to pass through higher natural gas and electricity prices to customers, each $1.00 change in natural gas prices (per mmBtu) and electricity prices (per mwh) impact our 2013 annual operating costs by approximately $4.0 million and $0.3 million, respectively.
We, from time to time, in the ordinary course of business, enter into hedging transactions with major suppliers of energy and energy-related financial investments. As of March 31, 2013, our exposure to fluctuations in natural gas prices had been substantially reduced for approximately 88%, 83% and 48% of the expected natural gas purchases for the remainder of 2013, 2014 and 2015, respectively.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this Report under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting. We had no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFOMRATION

Item 1. Legal Proceedings.
Reference is made to Part I, Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2012 for information concerning material legal proceedings with respect to the Company. There have been no material developments since December 31, 2012.
Item 1A. Risk Factors.

We may be subject to risks relating to our information technology systems.

We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. A breach in cyber security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business or results of operations. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.
In addition, from time to time we may replace and/or upgrade our current information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information technology system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on us.
With the exception of the above-mentioned risk, there has been no material change in our risk factors since December 31, 2012. See Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding our repurchases of our common shares during the quarter ended March 31, 2013:

	Amended and Restated 2006 Equity and Performance Incentive Plan		Stock Repurchase Plan
	Total Number of Shares Purchased[1]	Average Price per Share	Total Number of Shares Purchased[2]	Average Price per Share	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (millions)[2]
January 1, 2013 - January 31, 2013	—	—	—	—	$46.9
February 1, 2013 - February 28, 2013	—	—	45,561	$61.84	$44.1
March 1, 2013 - March 31, 2013	35,838	$61.12	214,035	$62.78	$30.7
Total	35,838	$61.12	259,596	$62.62	N/A
__________________________

[1]
Under our Amended and Restated 2006 Equity and Performance Incentive Plan, we allow participants to elect to have us withhold common shares to satisfy minimum statutory tax withholding obligations arising from the recognition of income and the vesting of restricted stock, restricted stock units and performance shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended March 31, 2013, we withheld 35,838 shares of common stock to satisfy employee tax withholding obligations. All such shares were withheld and canceled by us on the applicable vesting dates or dates on which income to the employees was recognized, and the number of shares withheld was determined based on the closing price per common share as reported on the Nasdaq Global Select Market on such dates.

[2]
In June 2008, our Board of Directors authorized the repurchase of up to $75.0 million of our common shares of which $46.9 million remained available at December 31, 2012. Our Board of Directors authorized an additional $75.0 million under this program in April 2013. Repurchase transactions will occur at such times and prices as management deems appropriate and will be funded with the Company’s excess liquidity after giving consideration to internal and external growth opportunities and future cash flows. Repurchases may be in open-market transactions or in privately negotiated transactions, and the program may be modified, extended, or terminated by the Company’s Board of Directors at any time.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Kaiser Aluminum Fabricated Products 2013 Short-Term Incentive Plan For Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

10.2
2013 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

10.3
2013 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

10.4
Kaiser Aluminum Corporation 2013 - 2015 Long-Term Incentive Plan Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

*10.5	Description of 2013 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.6	Description of 2013 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.7	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan effective April 9, 2013.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER ALUMINUM CORPORATION
/s/ Daniel J. Rinkenberger
Daniel J. Rinkenberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neal West
Neal West
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 24, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Kaiser Aluminum Fabricated Products 2013 Short-Term Incentive Plan For Key Managers Summary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

10.2
2013 Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

10.3
2013 Form of Executive Officer Performance Shares Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

10.4
Kaiser Aluminum Corporation 2013 - 2015 Long-Term Incentive Plan Management Objectives and Formula for Determining Performance Shares Earned Summary (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on March 8, 2013, File No. 000-52105).

*10.5	Description of 2013 Short-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.6	Description of 2013 Long-Term Incentive Umbrella Plan under the Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan.

*10.7	Kaiser Aluminum Corporation Amended and Restated 2006 Equity and Performance Incentive Plan effective April 9, 2013.

*31.1	Certification of Jack A. Hockema pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Daniel J. Rinkenberger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Jack A. Hockema pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel J. Rinkenberger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance

* 101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Taxonomy Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.